Form 10-Q
period 1993-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1994-05-13
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                For quarter ended March 31, 1994



                Marsh & McLennan Companies, Inc.
                   1166 Avenue of the Americas
                    New York, New York  10036
                         (212) 345-5000


                  Commission file number 1-5998
                State of Incorporation:  Delaware
          I.R.S. Employer Identification No. 36-2668272



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. NO _____.

     As of April 29, 1994, there were outstanding 73,718,006 shares of common stock, par value $1.00 per share, of the registrant.



                   PART I, FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                               1994*      1993

Revenue                                        $910.2     $833.9

Expense                                         681.8      646.7

Operating Income                                228.4      187.2

Interest Income                                   2.9        3.1

Interest Expense                                (11.6)     (11.3)

Income Before Income Taxes and
  Cumulative Effect of Accounting Change        219.7      179.0

Income Taxes                                     89.0       71.6

Income Before Cumulative Effect
  of Accounting Change                          130.7      107.4

Cumulative Effect of Accounting Change,
  Net of Income Tax Benefit                     (10.5)         -

Net Income                                     $120.2     $107.4

Per Share Data:
  Income Before Cumulative Effect
    of Accounting Change                        $1.77      $1.46
  Cumulative Effect of Accounting Change         (.14)         -
  Net Income                                    $1.63      $1.46

Average Number of Shares Outstanding             73.9       73.3

Dividends Declared                              $.675      $.675


* Reflects the adoption, effective January 1, 1994, of SFAS
  No. 112, "Employers' Accounting for Postemployment Benefits."


                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)



                                          March 31,  December 31,
                                            1994         1993

ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $305.2 at March 31, 1994 and
$315.7 at December 31, 1993)               $  367.7     $  332.0


Receivables-
  Commissions and fees                        664.9        617.0
  Advanced premiums and claims                 84.4         80.7
  Consumer finance and other                  258.8        198.2
                                            1,008.1        895.9

  Less-allowance for doubtful accounts        (42.9)       (42.9)
  Net receivables                             965.2        853.0

Other current assets                          153.6        127.4

    Total current assets                    1,486.5      1,312.4

Consumer finance receivables, net             133.4        130.8

Long-term securities                          295.0        363.6

Fixed assets, net                             685.4        688.1

Intangible assets                             655.5        660.1

Other assets                                  446.3        391.6

                                           $3,702.1     $3,546.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)

                                          March 31,  December 31,
                                             1994        1993

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  359.7     $  273.8
Accrued compensation and employee benefits    109.2        173.5
Accounts payable and accrued liabilities      496.6        375.6
Accrued income taxes                          229.2        237.1
Dividends payable                              49.8         49.9

  Total current liabilities                 1,244.5      1,109.9


Fiduciary liabilities                       1,748.8      1,623.6
Less - cash and cash equivalents held in
       a fiduciary capacity                (1,748.8)    (1,623.6)

                                                  -            -

Long-term debt                                408.8        409.8

Other liabilities                             673.2        661.6

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at March 31, 1994 and
  December 31, 1993                             76.8        76.8
Additional paid-in capital                     172.5       173.5
Retained earnings                            1,416.1     1,345.7
Unrealized securities holding gains,
  net of income taxes                           99.9       138.6
Cumulative translation adjustments            (159.6)     (157.5)
                                             1,605.7     1,577.1
Less - treasury shares, at cost,
 3,066,946 shares at March 31, 1994 and
 2,862,926 shares at December 31, 1993        (230.1)     (211.8)

 Total stockholders' equity                  1,375.6     1,365.3

                                            $3,702.1    $3,546.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                                1994      1993

Operating cash flows:
Net income                                     $120.2     $107.4
   Depreciation and amortization                 28.9       29.9
   Deferred income taxes                         19.3       14.7
   Other liabilities                              4.6        2.2
   Cumulative effect of accounting change        10.5          -
   Prepaid dealer commissions                   (63.8)     (48.5)
   Other, net                                    (5.2)      (4.8)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                 (108.7)     (25.8)
   Other current assets                         (13.2)       3.6
   Accrued compensation and employee benefits   (64.3)     (51.7)
   Accounts payable and accrued liabilities     121.1      (37.1)
   Accrued income taxes                          (4.5)      28.0
   Effect of exchange rate changes               (1.5)       (.8)

   Net cash generated from operations            43.4       17.1

Financing cash flows:
Net change in debt                               83.9      110.7
Purchase of treasury shares                     (32.2)     (12.4)
Issuance of common stock                         12.7       16.1
Dividends paid                                  (49.9)     (49.5)

   Net cash provided by financing activities     14.5       64.9

Investing cash flows:
Additions to fixed assets                       (24.1)     (21.2)
Acquisitions                                     (1.2)         -
Other, net                                        3.1      (33.9)

   Net cash used for investing activities       (22.2)     (55.1)

Effect of exchange rate changes on cash
 and cash equivalents                               -       (3.1)

Increase in cash & cash equivalents              35.7       23.8

Cash & cash equivalents at beginning of period  332.0      371.1

Cash & cash equivalents at end of period       $367.7     $394.9


                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1. The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1994 and 1993.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $16.9 million and $21.6 million for the three months ended March 31, 1994 and 1993, respectively.

    Net uncollected premiums and claims and the related payables amounting to $3.0 billion at March 31, 1994 and $2.7 billion at December 31, 1993, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three month periods ended March 31, 1994 and 1993.

    (in millions of shares)
                                   1994        1993

    Primary                          .7         1.1

    Fully Diluted                    .7         1.2

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides details of changes in the Company's short-term and long-term debt. Although a portion of the Company's commercial paper borrowings is classified as long-term debt in the Consolidated Balance Sheets, borrowings and repayments of commercial paper are shown below based on original maturities.

                                           Three Months Ended
                                                March 31,
    (In millions of dollars)                1994        1993

    Net change in debt with maturities
      of three months or less              $138.2     ($ 70.3)
    Borrowings with maturities
      over three months                      46.6       222.7
    Repayments of debt with maturities
      over three months                    (100.9)      (41.7)
    Net increase in debt                   $ 83.9      $110.7

    Interest paid during the three months ended March 31, 1994 and 1993 was $12.0 million and $12.6 million, respectively.

    Income taxes paid during the three months ended March 31, 1994 and 1993 were $74.0 million and $22.1 million, respectively.

5.  Income Taxes

    Taxing authorities periodically challenge positions taken by the Company on its tax returns. On the basis of present information and advice received from counsel, it is the opinion of the Company's management that any assessments resulting from current tax audits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.

6.  Claims, Lawsuits and Other Contingencies

    The Company and its subsidiaries are subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering consulting and investment services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant.

    Among these is a group of claims relating to reinsurance contracts placed by reinsurance broking subsidiaries of the Company that were called into question by certain reinsurers. In general, these contracts concern so-called run-off exposures under which some or all remaining liability for claims against Lloyd's syndicates or other London insurers on policies written during a specified period of time were assumed by the reinsurers. The initial disputes concerning these contracts, primarily between reinsurers and cedants, have largely been resolved by negotiation, arbitration or litigation. More recently, related disputes have arisen, including litigation, between the members of syndicates, their underwriting and members' names agencies and, to a lesser extent, subsidiaries of the Company. The Company believes that its subsidiaries performed their reinsurance broking services in conformity with accepted and customary practices in the London market.

    A subsidiary of the Company, Balis & Co., Inc., is one of many defendants in several lawsuits pending in the United States District Court for the Eastern District of Pennsylvania which emanated from a fire that occurred at One Meridian Plaza Center in Philadelphia, Pennsylvania, on February 23 and 24, 1991. It is alleged that the fire started on a floor occupied by Balis, that Balis violated an alleged duty to segregate, store and safekeep flammable and combustible liquids, and that Balis negligently failed to properly supervise a contractor who it is alleged used and
    improperly stored such materials.    Defendants in various
    actions, including Balis, have asserted or will assert cross-claims against each other, and Balis is responding to the claims asserted against it.

    On the basis of present information, available insurance coverage and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims and lawsuits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.

7.  Cumulative Effect of Accounting Changes

    Effective January 1, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits," which requires the Company to accrue for the cost of certain benefits provided to former or inactive employees after employment but before retirement. The cumulative effect of adopting this standard resulted in a noncash charge, net of income taxes, of $10.5 million or $.14 per share.

8.  Reclassification

    Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

         Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               First Quarter Ended March 31, 1994

General
Marsh & McLennan Companies, Inc. and Subsidiaries (the "Company") is a professional services firm with insurance services, consulting and investment management businesses. More than 25,000 employees provide analysis, advice and transactional capabilities to clients worldwide.

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's latest annual report on Form 10-K.

The consolidated results of operations follow:

(In millions, except
 per share figures)                         1994            1993

Revenue:
Insurance Services                         $533.1          $504.3
Consulting                                  222.4           215.3
Investment Management                       154.7           114.3
                                            910.2           833.9

Expense:
Compensation and Benefits                   432.6           415.3
Other Operating Expenses                    249.2           231.4
                                            681.8           646.7

Operating Income                           $228.4          $187.2

Operating Income Margin                     25.1%           22.4%


Revenue, which is derived mainly from commissions and fees, increased 9% from the first quarter of 1993 primarily reflecting strong growth by the Company's investment management segment and the activities of Marsh & McLennan Risk Capital.

Operating expenses increased 5% from the first quarter of 1993 largely due to additional costs in the investment management segment commensurate with the higher volume of business.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. However, the net impact of currency exchange rate fluctuations on the Company's results of operations has not been material.

Effective January 1, 1994, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 112, "Employers'
Accounting for Postemployment Benefits." A noncash charge reflecting the cumulative effect of this accounting change, net of income taxes, totaled $10.5 million or $.14 per share.

Insurance Services
The results of operations for the Company's insurance services segment are presented below:

(In millions of dollars)                      1994           1993

Revenue:
Insurance Broking                           $341.5         $326.8
Reinsurance Broking                          104.5           90.7
Insurance Program Management                  70.2           65.2
Interest Income on Fiduciary Funds            16.9           21.6
                                             533.1          504.3

Expense                                      366.7          360.1
Operating Income                            $166.4         $144.2
Operating Income Margin                      31.2%          28.6%


Insurance Broking Revenue
Insurance broking revenue, which is received from a predominantly corporate clientele, increased 4% from the first quarter of 1993. These results include incremental income of approximately $13 million realized on a portion of Marsh & McLennan Risk Capital's holdings in an insurer that the Company was instrumental in originating. Excluding the impact of this transaction, first quarter 1994 insurance broking revenue was essentially unchanged from the same period of 1993. On a year-over-year basis, primary and excess casualty premium rates were flat to slightly down in North America, while property rates for complex risks and catastrophe coverage were higher worldwide.

Reinsurance Broking Revenue
Reinsurance broking revenue in the first quarter of 1994 increased 15% from the first quarter of 1993. Marsh & McLennan Risk Capital contributed approximately $12 million to the increase resulting from the realization of a portion of its holdings in a reinsurer. Excluding this transaction, revenue increased approximately 2% in the first quarter of 1994 compared with 1993 reflecting, in part, the impact of increased capacity for property catastrophe reinsurance and new business.

Insurance Program Management Revenue
In the first quarter of 1994, insurance program management revenue increased 8% compared with the first quarter of 1993. These results reflect increased insurance placed on behalf of associations and their members and small businesses and from services provided to corporations and institutions.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds decreased 21% in the first quarter of 1994 primarily due to lower average short-term interest rates on funds held outside the United States.

Expense
Expenses for insurance services rose 2% in the first quarter of 1994 reflecting the impact of cost containment measures. The increase over the first quarter of 1993 primarily reflects provisions for excess office space on certain of the Company's operating leases.

Consulting
The results of operations for the Company's consulting segment are presented below:

(In millions of dollars)                     1994            1993

Revenue                                     $222.4         $215.3
Expense                                      201.5          195.7
Operating Income                            $ 20.9         $ 19.6
Operating Income Margin                       9.4%           9.1%


Revenue
Revenue for consulting services increased 3% in 1994 compared with the first quarter of 1993. Excluding the net impact of the disposition of Clayton Environmental Consultants during the second quarter of 1993 and several acquisitions, consulting revenue increased approximately 5% in the first quarter of 1994 compared with the first quarter of 1993. Retirement consulting activity, which represented approximately 48% of the consulting segment, had modest worldwide growth of approximately 3%. Health care consulting, primarily U.S. based, reflected increased demand as revenue grew 4%, while strong revenue growth of 10% and 12% was experienced in the global practices of general management and compensation consulting, respectively.

Expense
Expenses for the consulting segment increased 3% in the first quarter of 1994. Excluding the net impact of acquisitions and dispositions, 1994 expenses increased approximately 5%. Reflecting higher demand for its services, staff levels increased in general management consulting.

Investment Management
The results of operations for the Company's investment management segment are presented below:

(In millions of dollars)                     1994            1993

Revenue                                     $154.7         $114.3
Expense                                      101.7           76.5
Operating Income                            $ 53.0         $ 37.8
Operating Income Margin                      34.2%          33.1%


Assets managed by Putnam, which consist of approximately two-thirds fixed income and one-third equity securities, are presented below:

(In billions of dollars)                      1994           1993

Quarter-end Assets
Mutual Funds                                 $64.5          $50.2
Institutional Accounts                        26.7           20.2
                                             $91.2          $70.4

Average Assets                               $92.9          $67.7


Assets under management are affected by fluctuations in bond and stock market prices, by investments and withdrawals for current and new fund shareholders and clients, by the development of new investment products and by investment performance and service to clients.

Revenue
First quarter revenue for Putnam increased 35% in 1994 compared with the first quarter 1993 reflecting continued strong growth in the level of assets under management on which management fees are earned. The higher asset level primarily reflects institutional and mutual fund sales offset, in part, by a recent decline in securities market valuations.

Expense
Expenses for Putnam increased 33% in the first quarter of 1994. Compensation and benefits expense increased due to growth in staff necessary to meet the demands of new business, incentive compensation levels commensurate with strong operating performance and normal salary progressions. Other operating expenses rose in 1994 due to the increased volume of business and higher client service-related expenses, such as communications and information system costs.

Interest Income and Expense
Interest income earned on corporate funds decreased to $2.9 million in the first quarter of 1994 from $3.1 million in 1993. Interest expense increased to $11.6 million in the first quarter of 1994 from $11.3 million in 1993 primarily due to an increase in commercial paper borrowings, partially offset by lower interest rates on those borrowings.

Income Taxes
The Company's consolidated domestic and foreign tax rates for the first quarter were 40.5% of income before income taxes in 1994 and 40% in 1993. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $367.7 million at the end of the first quarter of 1994, as compared with $332.0 million at the end of 1993. In the first quarter of 1994, the Company generated $43.4 million of cash from operations compared with $17.1 million in 1993. These amounts reflect the net income earned by the Company adjusted for noncash charges and working capital changes. Receivables and accounts payable and accrued liabilities increased in the first quarter of 1994 primarily due to the higher volume of business in investment management.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $63.8 million in the first quarter of 1994 compared with $48.5 million in the first quarter of 1993. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets. The cash requirement for prepaid dealer commissions is expected to continue, although at a diminished level, in 1994.

The Company's capital expenditures, which amounted to $24.1 million in the first quarter of 1994 and $21.2 million in 1993, have primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The insurance coverage for potential liability resulting from alleged errors and omissions in the professional services provided by the Company includes elements of both risk retention and risk transfer. The Company believes it has adequately reserved for the self-insurance contingencies. Payments related to the respective self-insured layers are made as claims are resolved and generally extend over a considerable number of years. The long-term portion of this liability is included in other liabilities in the Consolidated Balance Sheets.

The Company's policy for funding its qualified U.S. defined benefit retirement plan is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. employee benefit and tax laws. The plan is currently well funded; consequently, the Company has not been able to make a tax deductible contribution since 1986. Because this situation is expected to continue, a 1994 cash contribution is currently not anticipated. The related long-term pension liability is included in other liabilities in the Consolidated Balance Sheets.

The Company subsidizes certain health care and life insurance benefits provided to its retired employees. The cost of these postretirement benefits for employees in the United States is accrued during the period up to the date employees are eligible to retire but is funded by the Company as incurred. This postretirement liability is included in other liabilities in the Consolidated Balance Sheets.






                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 13th day of May, 1994 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               By:/s/FRANK J. BORELLI
                               Senior Vice President and
                               Chief Financial Officer