Form 10-Q
period 1994-06-30
MARSH & MCLENNAN COMPANIES INC
filed 1994-08-12
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 For quarter ended June 30, 1994



                Marsh & McLennan Companies, Inc.
                   1166 Avenue of the Americas
                    New York, New York  10036
                         (212) 345-5000


                  Commission file number 1-5998
                State of Incorporation:  Delaware
          I.R.S. Employer Identification No. 36-2668272



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  NO     .

     As of July 29, 1994, there were outstanding 73,422,637 shares of common stock, par value $1.00 per share, of the registrant.






                 PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                             Three Months      Six Months Ended
                            Ended June 30,          June 30,
                             1994    1993       1994*     1993

Revenue                     $840.5  $783.3    $1,750.7  $1,617.2

Expense                      676.7   630.8     1,358.5   1,277.5

Operating Income             163.8   152.5       392.2     339.7

Interest Income                3.0     3.1         5.9       6.2

Interest Expense             (12.3)  (11.8)      (23.9)    (23.1)

Income Before Income Taxes
 and Cumulative Effect of
 Accounting Change           154.5   143.8       374.2     322.8

Income Taxes                  58.8    57.5       147.8     129.1

Income Before Cumulative
 Effect of Accounting
 Change                       95.7    86.3       226.4     193.7

Cumulative Effect of
 Accounting Change, Net of
 Income Tax Benefit              -       -       (10.5)        -

Net Income                  $ 95.7  $ 86.3    $  215.9  $  193.7

Per Share Data:
 Income Before Cumulative
  Effect of Accounting
  Change                      $1.30   $1.18       $3.07     $2.64
 Cumulative Effect of
  Accounting Change              -       -        (.14)        -
 Net Income                   $1.30   $1.18       $2.93     $2.64

Average Number of
 Shares Outstanding           73.7    73.3        73.8      73.3

Dividends Declared           $.725   $.675       $1.40     $1.35

*  Reflects the adoption, effective January 1, 1994, of SFAS No.
   112, "Employers' Accounting for Postemployment Benefits."

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)




                                           June 30,  December 31,
                                            1994         1993
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $343.6 at June 30, 1994 and
$315.7 at December 31, 1993)               $  351.3     $  332.0


Receivables-
  Commissions and fees                        698.2        617.0
  Advanced premiums and claims                 73.3         80.7
  Consumer finance and other                  196.0        198.2
                                              967.5        895.9

  Less-allowance for doubtful accounts        (44.2)       (42.9)
  Net receivables                             923.3        853.0


Other current assets                          166.6        127.4

    Total current assets                    1,441.2      1,312.4

Consumer finance receivables, net             140.6        130.8

Long-term securities                          289.7        363.6

Fixed assets, net                             695.2        688.1

Intangible assets                             675.1        660.1

Other assets                                  470.9        391.6

                                           $3,712.7     $3,546.6

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)


                                           June 30,  December 31,
                                             1994        1993
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  378.0     $  273.8
Accrued compensation and employee benefits    163.6        173.5
Accounts payable and accrued liabilities      398.5        375.6
Accrued income taxes                          233.7        237.1
Dividends payable                              53.2         49.9

  Total current liabilities                 1,227.0      1,109.9


Fiduciary liabilities                       1,944.2      1,623.6
Less - cash and investments
       held in a fiduciary capacity        (1,944.2)    (1,623.6)

                                                  -            -

Long-term debt                                408.8        409.8

Other liabilities                             651.5        661.6

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at June 30, 1994 and
  December 31, 1993                            76.8         76.8
Additional paid-in capital                    173.5        173.5
Retained earnings                           1,458.5      1,345.7
Unrealized securities holding gains,
  net of income taxes                          92.3        138.6
Cumulative translation adjustments           (121.5)      (157.5)
                                            1,679.6      1,577.1
Less - treasury shares, at cost,
 3,327,839 shares at June 30, 1994 and
 2,862,926 shares at December 31, 1993       (254.2)      (211.8)

 Total stockholders' equity                 1,425.4      1,365.3

                                           $3,712.7     $3,546.6

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)


                                               Six Months Ended
                                                    June 30,
                                                1994      1993
Operating cash flows:
Net income                                     $215.9     $193.7
   Depreciation and amortization                 59.4       59.6
   Deferred income taxes                         26.1       40.1
   Other liabilities                             (5.8)      11.3
   Cumulative effect of accounting change        10.5          -
   Prepaid dealer commissions                   (93.7)    (112.5)
   Other, net                                   (13.6)      (1.0)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (54.7)     (51.4)
   Other current assets                         (18.2)       7.3
   Accrued compensation and employee benefits    (9.9)      (9.6)
   Accounts payable and accrued liabilities      22.8      (51.0)
   Accrued income taxes                          (4.9)      26.5
   Effect of exchange rate changes                7.8        1.3

   Net cash generated from operations           141.7      114.3

Financing cash flows:
Net change in debt                               97.0       87.2
Purchase of treasury shares                     (63.7)     (29.2)
Issuance of common stock                         19.5       24.2
Dividends paid                                  (99.7)     (98.9)

   Net cash used for financing activities       (46.9)     (16.7)

Investing cash flows:
Additions to fixed assets                       (53.3)     (47.5)
Acquisitions                                     (3.8)         -
Other, net                                      (23.7)     (38.3)

   Net cash used for investing activities       (80.8)     (85.8)

Effect of exchange rate changes on cash
 and cash equivalents                             5.3       (7.1)

Increase in cash & cash equivalents              19.3        4.7

Cash & cash equivalents at beginning of period  332.0      371.1

Cash & cash equivalents at end of period       $351.3     $375.8

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended
    June 30, 1994 and 1993.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $35.2 million and $41.9 million for the six months ended June 30, 1994 and 1993, respectively.

    Net uncollected premiums and claims and the related payables amounting to $3.1 billion at June 30, 1994 and $2.7 billion at December 31, 1993, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and six month periods ended June 30, 1994 and 1993.

    (in millions of shares)

                    Three Months Ended      Six Months Ended
                         June 30,               June 30,
                    1994          1993      1994        1993

    Primary          .8            1.2       .8          1.1

    Fully Diluted    .8            1.2       .8          1.2


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

                                            Six Months Ended
                                                 June 30,
    (In millions of dollars)                1994        1993
    Net change in debt with maturities
      of three months or less              $333.1     ($ 71.7)
    Borrowings with maturities
      over three months                      47.6       274.8
    Repayments of debt with maturities
      over three months                    (283.7)     (115.9)
    Net increase in debt                   $ 97.0      $ 87.2

    Interest paid during the six months ended June 30, 1994 and 1993 was $22.3 million and $20.5 million, respectively.

    Income taxes paid during the six months ended June 30, 1994 and 1993 were $128.9 million and $52.0 million, respectively.

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

    A subsidiary of the Company, Balis & Co., Inc., is one of several defendants in lawsuits pending in the United States District Court for the Eastern District of Pennsylvania which emanated from a fire that occurred at One Meridian Plaza Center in Philadelphia, Pennsylvania, on February 23 and 24, 1991. It is alleged that the fire started on a floor occupied by Balis, that Balis violated an alleged duty to segregate, store and safekeep flammable and combustible liquids, and that Balis negligently failed to properly supervise a contractor who it is alleged used and improperly stored such materials. Balis is responding to the claims asserted against it.

    On the basis of present information, available insurance coverage and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims and lawsuits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.

7.  Cumulative Effect of Accounting Change

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

        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
        Second Quarter and Six Months Ended June 30, 1994


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

The consolidated results of operations follow:


                           Second Quarter        Six Months
(In millions of dollars)   1994      1993      1994      1993


Revenue:
Insurance Services        $459.9    $444.7  $  993.0  $  949.0
Consulting                 230.5     215.8     452.9     431.1
Investment Management      150.1     122.8     304.8     237.1
                           840.5     783.3   1,750.7   1,617.2

Expense:
Compensation and Benefits  424.5     404.5     857.1     819.8
Other Operating Expenses   252.2     226.3     501.4     457.7
                           676.7     630.8   1,358.5   1,277.5

Operating Income          $163.8    $152.5  $  392.2  $  339.7

Operating Income Margin     19.5%     19.5%     22.4%     21.0%



Revenue, derived mainly from commissions and fees, increased 7% from the second quarter of 1993, and grew by 8% for the six months, primarily reflecting strong growth by the Company's investment management segment. The six month results include incremental income of approximately $25 million realized by Marsh & McLennan Risk Capital on a portion of its holdings in insurance entities that the Company was instrumental in originating.

Operating expenses increased 7% from the second quarter of 1993, and 6% for the six months, largely due to additional costs in the investment management segment commensurate with the higher volume of business and system automation initiatives in the insurance services operation.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. However, the net impact of currency exchange rate fluctuations on the Company's results of operations has not been material.

Insurance Services

                           Second Quarter        Six Months
(In millions of dollars)   1994      1993      1994      1993


Revenue:
Insurance Broking         $306.7    $291.6    $648.2    $618.4
Reinsurance Broking         59.7      61.6     164.2     152.3
Insurance Program
   Management               75.2      71.2     145.4     136.4
Interest Income on
  Fiduciary Funds           18.3      20.3      35.2      41.9
                           459.9     444.7     993.0     949.0

Expense                    362.3     347.8     729.0     707.9
Operating Income          $ 97.6    $ 96.9    $264.0    $241.1
Operating Income Margin     21.2%     21.8%     26.6%     25.4%



Insurance Broking Revenue
Insurance broking revenue, which is received from a predominantly corporate clientele, increased 5% for both the second quarter and for the six months as compared with the same periods last year. The second quarter results reflect higher revenue from North American and U. K. risk management operations, primarily resulting from new business. Premium rates for property coverage in coastal regions remain firm, while the casualty market continues to be competitive with renewal rates flat to slightly down on a year-over-year basis.

Reinsurance Broking Revenue
Reinsurance broking revenue in the second quarter of 1994 decreased 3% from the second quarter of 1993 primarily due to consolidation in the London and European markets resulting in a reduced volume of business from these areas. Premium rates for property catastrophe reinsurance have begun to react to the growth of the worldwide market and have declined somewhat. Revenue for the six months increased 8% from the comparable period of 1993.

Insurance Program Management Revenue
In the second quarter of 1994, insurance program management revenue increased 5% compared with the second quarter of 1993. Within North America, second quarter revenue increased 10% from last year reflecting revenue growth from increased services provided to corporations and institutions and insurance placed on behalf of small businesses, as well as growth in professional liability programs. In the United Kingdom, revenue grew 1% over 1993 reflecting increased levels of competition. For the six months, revenue grew by 7% over 1993.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds decreased 10% in the second quarter of 1994 and 16% for the six months. The impact of significantly lower yields on funds held outside the United States was partially offset by increased interest rates on funds held in U.S. dollars. If the current level of short-term interest rates in the United States is maintained, fiduciary interest income could exceed 1993 amounts in the second half of the year.

Expense
Expenses for insurance services rose 4% in the second quarter of 1994 reflecting the impact of discretionary spending on technology and systems automation initiatives. Expenses for the six months increased 3% as compared to the same period last year primarily due to these initiatives and provisions for excess office space on certain of the companies' operating leases recorded in the first quarter.

Consulting

                            Second Quarter       Six Months
(In millions of dollars)    1994     1993      1994      1993


Revenue                   $230.5    $215.8    $452.9    $431.1
Expense                    204.1     192.5     405.6     388.2
Operating Income          $ 26.4    $ 23.3    $ 47.3    $ 42.9
Operating Income Margin     11.4%     10.8%     10.4%     10.0%



Revenue
Revenue for consulting services increased 7% in 1994 compared with the second quarter of 1993. For the six months revenue grew by 5%. Retirement consulting and services revenue, which represented approximately 47% of the consulting segment, increased 3% in a very price-competitive environment. Health care consulting, primarily U.S. based, grew 5%. Strong demand in the global practices of general management and compensation consulting resulted in increases of 14% and 13%, respectively.

Expense
Expenses for the consulting segment increased 6% in the second quarter of 1994, while expenses for the six months increased 4%. This growth reflects higher staff levels consistent with increased demand in general management consulting as well as systems-related expenses to expand and increase efficiency in service delivery.

Investment Management

                           Second Quarter        Six Months
(In millions of dollars)   1994     1993       1994      1993


Revenue                   $150.1    $122.8    $304.8    $237.1
Expense                    100.7      80.9     202.4     157.4
Operating Income          $ 49.4    $ 41.9    $102.4    $ 79.7
Operating Income Margin     32.9%     34.1%     33.6%     33.6%



Assets managed by Putnam, which consist of approximately two-thirds fixed income and one-third equity securities, are presented below:


                                               Second Quarter
(In billions of dollars)                       1994      1993


Quarter-end Assets:
Mutual Funds                                   $65.4     $55.1
Institutional Accounts                          26.7      22.1
                                               $92.1     $77.2

Average Assets                                 $91.3     $73.3



Assets under management are affected by fluctuations in bond and stock market prices, by investments and withdrawals for current and new fund shareholders and clients, by the development of new investment products and by investment performance and service to clients.

Revenue
Revenue for Putnam increased 22% compared with the second quarter 1993 and 29% for the six months, reflecting continued strong growth in the level of assets under management on which management fees are earned. The higher asset level primarily reflects institutional and mutual fund sales offset, in part, by a decline in securities market valuations that began in the first quarter and continued through the second quarter. Putnam's year-over-year revenue growth could moderate in the second half of 1994 due to the record growth in asset levels experienced in the last half of 1993.

Expense
Expenses for Putnam increased 25% in the second quarter of 1994 and 29% for the six months. Compensation and benefits expense increased due to growth in staff necessary to meet the demands of new business, higher incentive compensation levels commensurate with strong operating performance and normal salary progressions. Other operating expenses rose in the first half of 1994 due to the increased volume of business and higher client service-related expenses, such as communications and information system costs.


Interest Income and Expense
Interest income earned on corporate funds of $3.0 million in the second quarter of 1994 was essentially the same as the comparable period of 1993 and decreased slightly for the six months. Interest expense increased 4% in the second quarter of 1994 from 1993, due to an increase in commercial paper borrowings and higher interest rates. For the six months interest expense increased to $23.9 million from $23.1 million in 1993.

Income Taxes
The Company's consolidated domestic and foreign tax rates were 38.1% and 39.5% of income before income taxes for the second quarter and six months of 1994 compared with 40% for the comparable periods last year. The reduction in the consolidated tax rate reflects savings attributable to tax planning strategies implemented throughout the world. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $351.3 million on June 30, 1994, as compared with $332.0 million on December 31, 1993. In the six months ended June 30, 1994, the Company generated $141.7 million of cash from operations compared with $114.3 million in 1993. These amounts reflect the net income earned by the Company adjusted for noncash charges and working capital changes.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $93.7 million in the first half of 1994 compared with $112.5 million during the same period of 1993. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets. The cash requirement for prepaid dealer commissions is expected to continue, although at a diminished level, in the second half of 1994.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." A noncash charge reflecting the cumulative effect of this accounting change, net of income taxes, which totaled $10.5 million or $.14 per share, was recorded in the first quarter of 1994.

The Company's capital expenditures, which amounted to $53.3 million in the first six months of 1994 and $47.5 million in 1993, have primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

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


                   PART II, OTHER INFORMATION


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                          JUNE 30, 1994



Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Registrant was held on May 17, 1994. An Annual Meeting Report was published in connection with this meeting and the information contained on pages 6 through 8 of such report is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    22.  Annual Meeting Report.

          (b)  Reports on Form 8-K.

                    None.


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES




                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 12th day of August, 1994 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.








                            MARSH & McLENNAN COMPANIES, INC.




                           By:/s/FRANK J. BORELLI

                           Senior Vice President and
                           Chief Financial Officer