Form 10-Q
period 1994-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1994-11-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              For quarter ended September 30, 1994



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

     As of October 31, 1994, there were outstanding 73,729,590 shares of common stock, par value $1.00 per share, of the registrant.


                PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                         Three Months Ended    Nine Months Ended
                            September 30,        September 30,
                           1994      1993       1994*     1993

Revenue                    $826.9     $766.4  $2,577.6  $2,383.6

Expense                     678.3      626.7   2,036.8   1,904.2

Operating Income            148.6      139.7     540.8     479.4

Interest Income               2.4        2.6       8.3       8.8

Interest Expense            (13.1)     (11.6)    (37.0)    (34.7)

Income Before Income Taxes
 and Cumulative Effect of
 Accounting Change          137.9      130.7     512.1     453.5

Income Taxes                 54.5       54.6     202.3     183.7

Income Before Cumulative
 Effect of Accounting
 Change                      83.4       76.1     309.8     269.8
Cumulative Effect of
 Accounting Change, Net of
 Income Tax Benefit             -          -     (10.5)        -

Net Income                 $ 83.4     $ 76.1  $  299.3  $  269.8

Per Share Data:
 Income Before Cumulative
  Effect of Accounting
  Change                    $1.14      $1.04     $4.21     $3.68
 Cumulative Effect of
  Accounting Change             -          -      (.14)        -
 Net Income                 $1.14      $1.04     $4.07     $3.68

Average Number of
 Shares Outstanding          73.3       73.4      73.6      73.4

Dividends Declared          $.725      $.675    $2.125    $2.025

*  Reflects the adoption, effective January 1, 1994, of SFAS No.
   112, "Employers' Accounting for Postemployment Benefits."

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)




                                       September 30, December 31,
                                           1994          1993
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $327.7 at September 30, 1994 and
$315.7 at December 31, 1993)               $  338.9     $  332.0


Receivables-
  Commissions and fees                        682.5        617.0
  Advanced premiums and claims                 76.0         80.7
  Consumer finance and other                  202.5        198.2
                                              961.0        895.9

  Less - allowance for doubtful accounts      (46.1)       (42.9)
  Net receivables                             914.9        853.0


Other current assets                          179.7        127.4

    Total current assets                    1,433.5      1,312.4

Consumer finance receivables, net             152.8        130.8

Long-term securities                          290.5        363.6

Fixed assets
(net of accumulated depreciation and
amortization of $586.9 at September 30,
1994 and $538.8 at December 31, 1993)         703.5        688.1

Intangible assets                             691.8        660.1

Other assets                                  501.3        391.6

                                           $3,773.4     $3,546.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)


                                      September 30,  December 31,
                                          1994           1993
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  379.7     $  273.8
Accrued compensation and employee benefits    173.1        173.5
Accounts payable and accrued liabilities      438.6        444.4
Accrued income taxes                          257.0        237.1
Dividends payable                              53.5         49.9

 Total current liabilities                  1,301.9      1,178.7


Fiduciary liabilities                       1,673.6      1,623.6
Less - cash and investments
       held in a fiduciary capacity        (1,673.6)    (1,623.6)

                                                  -            -

Long-term debt                                408.1        409.8

Other liabilities                             568.5        592.8

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
 6,000,000 shares, none issued                   -             -
Common stock, $1 par value, authorized
 200,000,000 shares, issued 76,794,531
 shares at September 30, 1994 and
 December 31, 1993                             76.8         76.8
Additional paid-in capital                    166.4        173.5
Retained earnings                           1,488.5      1,345.7
Unrealized securities holding gains,
 net of income taxes                           90.3        138.6
Cumulative translation adjustments            (95.7)      (157.5)
                                            1,726.3      1,577.1
Less - treasury shares, at cost,
 2,996,003 shares at September 30, 1994
 and 2,862,926 shares at December 31, 1993   (231.4)      (211.8)

 Total stockholders' equity                 1,494.9      1,365.3

                                           $3,773.4     $3,546.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)


                                               Nine Months Ended
                                                September 30,
                                                1994      1993
Operating cash flows:
Net income                                     $299.3     $269.8
   Depreciation and amortization                 90.8       88.2
   Deferred income taxes                         36.1       66.4
   Other liabilities                             (5.0)      19.8
   Cumulative effect of accounting change        10.5          -
   Prepaid dealer commissions                  (109.7)    (188.0)
   Other, net                                   (13.6)      (2.4)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (40.4)     (54.9)
   Other current assets                         (24.1)       7.1
   Accrued compensation and employee benefits     (.4)      (5.3)
   Accounts payable and accrued liabilities      (3.5)     (42.3)
   Accrued income taxes                           3.5       16.3
   Effect of exchange rate changes               14.8        (.8)

   Net cash generated from operations           258.3      173.9

Financing cash flows:
Net change in debt                               96.0       88.5
Purchase of treasury shares                     (94.6)     (33.1)
Issuance of common stock                         65.1       73.8
Dividends paid                                 (152.9)    (148.4)
Other, net                                      (22.4)       1.1

   Net cash used for financing activities      (108.8)     (18.1)

Investing cash flows:
Additions to fixed assets                       (87.9)     (74.3)
Acquisitions                                    (10.3)      (3.6)
Other, net                                      (53.2)     (54.6)

   Net cash used for investing activities      (151.4)    (132.5)

Effect of exchange rate changes on cash
 and cash equivalents                             8.8       (7.5)

Increase in cash & cash equivalents               6.9       15.8

Cash & cash equivalents at beginning of period  332.0      371.1

Cash & cash equivalents at end of period       $338.9     $386.9

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

    The financial information contained herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended
    September 30, 1994 and 1993.

2.  Fiduciary Assets and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $56.8 million and $62.1 million for the nine months ended September 30, 1994 and 1993, respectively.

    Net uncollected premiums and claims and the related payables amounting to $2.8 billion at September 30, 1994 and $2.7 billion at December 31, 1993, are not included in the accompanying Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and nine month periods ended September 30, 1994 and 1993.

    (In millions of shares)

                    Three Months Ended      Nine Months Ended
                       September 30,          September 30,
                    1994          1993      1994         1993

    Primary           .8           1.1        .8          1.1

    Fully Diluted     .8           1.1        .8          1.1


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

                                           Nine Months Ended
                                              September 30,
    (In millions of dollars)                1994        1993
    Net change in debt with maturities
      of three months or less              $331.9    ($ 37.5)
    Borrowings with maturities
      over three months                      47.9      435.7
    Repayments of debt with maturities
      over three months                    (283.8)    (309.7)
    Net increase in debt                   $ 96.0     $ 88.5

    Interest paid during the nine months ended September 30, 1994 and 1993 was $36.7 million and $34.0 million, respectively.

    Income taxes paid during the nine months ended September 30, 1994 and 1993 were $164.5 million and $85.4 million, respectively.

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

    Subsidiaries of the Company in the course of their consulting and insurance activities advised certain clients in connection with their investments in guaranteed investment contracts and annuities issued by Executive Life Insurance Company, which is currently being rehabilitated under the supervision of the California Insurance Department. Some of those clients as well as the Company's subsidiaries have been subject to claims or lawsuits relating to losses that may be realized in connection with those investments. In some instances, the subsidiaries have entered into agreements extending the time in which possible claims may be asserted against them, or have otherwise negotiated the deferral of claims and litigation. The Company believes that its subsidiaries acted in a proper and professional manner in connection with these matters.

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

         Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
     Third Quarter and Nine Months Ended September 30, 1994


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



                            Third Quarter       Nine Months
(In millions of dollars)   1994      1993      1994      1993


Revenue:
Insurance Services        $435.5    $419.0  ,$1,428.5 $1,368.0
Consulting                 237.9     213.1     690.8     644.2
Investment Management      153.5     134.3     458.3     371.4
                           826.9     766.4   2,577.6   2,383.6

Expense:
Compensation and Benefits  426.7     402.5   1,283.8   1,222.3
Other Operating Expenses   251.6     224.2     753.0     681.9
                           678.3     626.7   2,036.8   1,904.2

Operating Income          $148.6    $139.7  $  540.8  $  479.4

Operating Income Margin    18.0%     18.2%     21.0%     20.1%



Revenue, derived mainly from commissions and fees, increased 8% from the third quarter of 1993, and grew by 8% for the nine months, primarily reflecting strong growth by the Company's investment management segment. The nine month results include incremental income of approximately $29 million realized by Marsh & McLennan Risk Capital on a portion of its holdings in insurance and reinsurance entities that the Company was instrumental in originating.

Operating expenses increased 8% from the third quarter of 1993, and 7% for the nine months, largely due to ongoing system automation initiatives in the insurance services operation and to additional costs in the investment management segment commensurate with the higher volume of business.
Insurance Services

                            Third Quarter       Nine Months
(In millions of dollars)   1994      1993      1994      1993


Revenue:
Insurance Broking         $265.3    $255.8    $913.5   $ 874.2
Reinsurance Broking         71.1      70.6     235.3     222.9
Insurance Program
   Management               77.5      72.4     222.9     208.8
Interest Income on
  Fiduciary Funds           21.6      20.2      56.8      62.1
                           435.5     419.0   1,428.5   1,368.0

Expense                    360.3     342.7   1,089.3   1,050.6
Operating Income          $ 75.2    $ 76.3  $  339.2  $  317.4
Operating Income Margin    17.3%     18.2%     23.7%     23.2%


Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 4% for both the third quarter and for the nine months as compared with the same periods last year. The third quarter results reflect higher client revenue from operations in Continental Europe, primarily resulting from new business. In the United States, premium rates for property coverage in coastal regions remain firm, while the casualty market continues to be competitive with renewal rates flat to slightly down on a year-over-year basis.

Reinsurance Broking Revenue
Reinsurance broking revenue in the third quarter of 1994 was essentially the same as a year ago reflecting lower demand in the London market. Premium rates for property catastrophe reinsurance have begun to react to the growth of worldwide market capacity and have declined somewhat. Revenue for the nine months increased 6% from the comparable period of 1993. Approximately $12 million of this increase resulted from the realization of a portion of a holding in a reinsurer in the first quarter of 1994.


Insurance Program Management Revenue
Insurance program management revenue increased 7% for both the third quarter of 1994 and the nine months. Within North America, third quarter revenue increased 8% from last year reflecting revenue growth from increased services provided to corporations and institutions and insurance placed on behalf of small businesses, as well as growth in professional liability programs. In the United Kingdom, revenue grew 6% over the third quarter of 1993.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds increased 7% in the third quarter of 1994. For the nine months, fiduciary interest decreased 9%. U.S. and Canadian yields have risen steadily during the year and throughout the third quarter. However, these increases have been partially offset by lower interest rates in the United Kingdom and Continental Europe. If the current level of short-term interest rates in the United States is maintained, fiduciary interest income should exceed 1993 amounts for the fourth quarter.

Expense
Expenses for insurance services rose 5% in the third quarter of 1994 reflecting the impact of ongoing spending on technology and systems automation initiatives. Expenses for the nine months increased 4% as compared with the same period last year primarily due to these initiatives and provisions for excess office space on certain leases.

Consulting

                             Third Quarter      Nine Months
(In millions of dollars)    1994     1993      1994      1993


Revenue                   $237.9    $213.1    $690.8    $644.2
Expense                    210.3     188.3     615.9     576.5
Operating Income          $ 27.6    $ 24.8    $ 74.9    $ 67.7
Operating Income Margin    11.6%     11.6%     10.8%     10.5%



Revenue
Revenue for consulting services increased 12% in 1994 compared with the third quarter of 1993. After adjusting for the net impact of several small acquisitions, revenue for consulting grew 10% during the quarter. Retirement consulting and related 401(k) recordkeeping services revenue, which represented approximately 46% of the consulting segment, increased 3% in a very price-competitive environment. Health care consulting, primarily U.S. based, grew 4%. Strong demand in the global practices of general management and compensation consulting resulted in growth of 18% and 14%, respectively. For the nine months revenue grew by 7% over 1993 levels.

Expense
Expenses for the consulting segment increased 12% in the third quarter of 1994 partially due to the impact of acquisitions, while expenses for the nine months increased 7%. The remaining growth reflects higher staff levels consistent with increased demand in general management consulting as well as systems-related expenses to expand and increase efficiency in service delivery.

Investment Management

                            Third Quarter       Nine Months
(In millions of dollars)   1994     1993       1994      1993


Revenue                   $153.5    $134.3    $458.3    $371.4
Expense                    100.0      88.9     302.4     246.3
Operating Income          $ 53.5    $ 45.4    $155.9    $125.1
Operating Income Margin    34.8%     33.8%     34.0%     33.7%



Assets managed by Putnam, which consist of approximately 60% fixed income and 40% equity securities, are presented below:


                                                Third Quarter
(In billions of dollars)                       1994      1993


Quarter-end Assets:
Mutual Funds                                   $68.2     $60.3
Institutional Accounts                          27.9      24.1
                                               $96.1     $84.4

Average Assets                                 $94.9     $81.0



Assets under management are affected by fluctuations in bond and stock market prices, by investments and withdrawals for current and new fund shareholders and clients, by the development of new investment products and by investment performance and service to clients.

Revenue
Revenue for Putnam increased 14% compared with the third quarter 1993 and 23% for the nine months, reflecting strong growth in the level of assets under management on which management fees are earned. The higher asset level primarily reflects institutional and mutual fund sales offset, in part, by a decline in securities market valuations, particularly in the first half of the year.

Expense
Expenses for Putnam increased 12% in the third quarter of 1994 and 23% for the nine months. Compensation and benefits expense increased due to growth in staff necessary to meet the demands of new business, higher incentive compensation levels commensurate with strong operating performance and normal salary progressions. Other operating expenses for the nine months rose due to the increased volume of business and higher client service-related expenses, such as communications and information system costs.

Interest Income and Expense
Interest income earned on corporate funds of $2.4 million in the third quarter of 1994 was essentially the same as the comparable period of 1993 and decreased slightly for the nine months. Interest expense increased 13% in the third quarter of 1994 from 1993, due to an increase in commercial paper borrowings and higher interest rates. For the nine months interest expense increased to $37.0 million from $34.7 million in 1993.

Income Taxes
The Company's consolidated domestic and foreign tax rates were 39.5% of income before income taxes for the third quarter and nine months of 1994 compared with 41.8% and 40.5% for the comparable periods last year. The reduction in the consolidated tax rate reflects savings attributable to tax planning strategies implemented throughout the world.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $338.9 million on September 30, 1994, as compared with $332.0 million on December 31, 1993. In the nine months ended September 30, 1994, the Company generated $258.3 million of cash from operations compared with $173.9 million in 1993.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $109.7 million for the nine months ended September 30, 1994, compared with $188.0 million during the same period of 1993. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." A noncash charge reflecting the cumulative effect of this accounting change, net of income taxes, which totaled $10.5 million or $.14 per share, was recorded in the first quarter of 1994.

The Company's capital expenditures, which amounted to $87.9 million in the first nine months of 1994 and $74.3 million in 1993, have primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The other liabilities in the Consolidated Balance Sheets, which totaled $568.5 million on September 30, 1994 and $592.8 million at December 31, 1993, include the Company's long-term pension liability; reserves related to the Company's professional liability insurance coverage; and the postretirement liability for certain health care and life insurance benefits.



                   PART II, OTHER INFORMATION


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                       SEPTEMBER 30, 1994



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

                    None.


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES




                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of November, 1994 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.








                            MARSH & McLENNAN COMPANIES, INC.




                           By:/s/FRANK J. BORELLI

                           Senior Vice President and
                           Chief Financial Officer