Form 10-K
period 1994-12-31
MARSH & MCLENNAN COMPANIES INC
filed 1995-03-28
CIK 62709

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                        MARSH & MCLENNAN COMPANIES, INC.
                          1166 AVENUE OF THE AMERICAS
                         NEW YORK, NEW YORK 10036-2774
                                 (212) 345-5000

                         COMMISSION FILE NUMBER 1-5998
                        STATE OF INCORPORATION: DELAWARE
                 I.R.S. EMPLOYER IDENTIFICATION NO. 36-2668272

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
- --------------------------------------  ----------------------------------
Common Stock                            New York Stock Exchange
  (par value $1.00 per share)           Chicago Stock Exchange
Preferred Stock Purchase Rights         Pacific Stock Exchange
                                        The London Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

    As of February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,962,000,000.

    As of February 28, 1995, there were outstanding 73,026,687 shares of common stock, par value $1.00 per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)

                                                                             Parts I, II and
Annual Report to Stockholders for the year ended December 31, 1994.......                 IV
Notice of Annual Meeting of Stockholders and Proxy Statement
  dated March 30, 1995...................................................    Parts I and III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        MARSH & McLENNAN COMPANIES, INC.

                              --------------------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994
                              --------------------



                                     PART I

ITEM 1.   BUSINESS.

     Marsh & McLennan Companies, Inc. (the "registrant"), a professional services organization with origins dating from 1871 in the United States, through its subsidiaries and affiliates, provides clients with professional advice and related services in the fields of insurance and reinsurance broking, consulting and investment management.

     INSURANCE SERVICES. Subsidiaries and affiliates of the registrant provide insurance (including reinsurance) services on a worldwide basis, as broker, agent or consultant for insureds, insurance underwriters and other brokers. They also provide insurance program management services involving a wide range of insurance and related products for individuals and others through both sponsored and non-sponsored affinity group programs in the United States, the United Kingdom and Canada, and other services in connection with originating, structuring and managing investments in both new and existing insurers.

     Insurance broking services, carried on throughout the world primarily under the "Marsh & McLennan" name, are provided for a predominantly corporate clientele engaged in a broad range of commercial activities. Clients also include various government and related agencies, non-profit organizations and individuals. Such services are provided primarily in connection with the risk management and the insurance placement processes, and involve various types of property and liability loss exposures and developing alternatives to deal effectively with these exposures. Services include traditional insurance broking activities and, both as part of broking and agency activities and on a fee basis, professional counseling services on risk management issues, including risk analysis, coverage requirements, self-insurance, alternative insurance and funding methods, claims collection, injury management, loss prevention, and other insurance related matters. They also include organization and administrative services for special purpose insurance companies and other risk assumption alternatives. Insurance coverage is placed on behalf of clients with insurers directly or through wholesale brokers. Correspondent relationships are maintained with unaffiliated firms in certain countries.

     Reinsurance services are provided to insurance and reinsurance risk takers worldwide, principally by Guy Carpenter & Company, Inc. and its subsidiaries and affiliates, including Carpenter Bowring (UK). Essentially such services involve acting as an intermediary for insurance and reinsurance organizations on all classes of reinsurance. The intermediary assists the insurance underwriter by providing advice, placing reinsurance coverage with reinsurance organizations located around the world, and furnishing related services. The insurance underwriting organization may seek reinsurance on all or a portion of the risks it insures. Intermediary services are also provided to reinsurance underwriters, who may also seek reinsurance on the risks they have underwritten.

     Seabury & Smith, Inc. and its subsidiaries provide insurance program management services (including the design, placement and administration of life, health, accident, disability, automobile, homeowners, professional liability and other insurance and related products) on a group marketing basis to individuals, businesses and their employees, and organizations and their members in the United States, Canada and the United Kingdom. It also provides underwriting management services to insurers in these countries. The Frizzell Group Limited, the holding company of Frizzell Financial Services Ltd. and its subsidiaries, provides motor and general insurances, life assurance and personal financial planning, and consumer finance services, including insurance premium financing programs, personal and secured loans, mortgage loans and credit cards, to members of affinity groups in the United Kingdom.

     Marsh & McLennan Risk Capital Corp. and its predecessor operations have been instrumental in the formation of several substantial insurance and reinsurance entities, including ACE Insurance Company Ltd., XL Insurance Company Ltd., Centre Reinsurance Holdings Ltd. and Mid Ocean Reinsurance Company Ltd., to alleviate, in part, capacity shortages in critical segments of the insurance and reinsurance business. Risk Capital Corp. also advises Marsh & McLennan Risk Capital Holdings, Ltd. regarding insurance and reinsurance interests, and is an advisor to The Trident Partnership, L.P., an independent investment partnership established in 1994 to invest selectively in the global insurance and reinsurance underwriting industry.

     The revenue attributable to the registrant's insurance services consists primarily of commissions and fees paid by insurance and reinsurance underwriters; fees paid directly by clients; interest income on premiums collected and not yet remitted to insurers or reinsurers and, in certain cases, on claims or refunds collected from underwriters to be remitted to clients, such funds being held in a fiduciary capacity; and compensation for services provided in connection with the formation and capitalization of various insurers and reinsurers, including gains from sales of interests in such entities. The investment of fiduciary funds is governed by the applicable regulatory laws of the states in the United States and laws or regulations of insurance supervisory authorities in other jurisdictions in which the registrant's subsidiaries do business. These regulations typically limit the investments that may be made with such funds.

     Commission rates vary in amount depending upon the type of insurance coverage provided, the particular underwriter, the capacity in which the registrant acts and the volume and profitability to the underwriter of the business placed with it by the registrant during specific periods, in addition to negotiations with clients. Claims services may be performed for policies placed in prior years.

     The insurance broking industry is affected by premium rate levels in the property and casualty insurance industry and available insurance capacity, as compensation is frequently related to the premiums paid by insureds. Revenue is also affected by fluctuations in retained limits, insured values and interest rates, the development of new products, markets and services, and the volume of business from new and existing clients.

     CONSULTING. Subsidiaries and affiliates of the registrant provide consulting services to a predominantly corporate clientele through the Mercer Consulting Group, Inc. which comprises the following:

     The William M. Mercer group of companies provides professional advice and services to corporate, government and institutional clients worldwide. Companies in the William M. Mercer group assist clients with the design, implementation, administration and communication of employee benefit, compensation and other human resource programs, including retirement, group life, health and disability. William M. Mercer also advises health care provider organizations regarding capitation, cost control and quality improvement.

     Mercer Management Consulting, Inc. provides advice and assistance to clients, primarily in North America and Europe, regarding strategy, organization, marketing, manufacturing and distribution by combining functional knowledge with an understanding of the subject industry. Working with client teams, it seeks to facilitate growth and sustainable profits for such clients, often using proprietary techniques. In addition, sometimes under the Lippincott & Margulies name, Mercer Management Consulting, Inc. provides expanded marketing services relating to brand and corporate identity, as well as image.

     National Economic Research Associates, Inc. ("NERA"), a firm of consulting economists, provides advice to law firms, corporations, trade associations and governmental agencies, from offices principally in the United States and England. NERA's research and analysis addresses a broad range of micro-economic issues in areas of business and public policy.

     The revenue attributable to the registrant's consulting services consists primarily of consulting fees paid by clients, but also includes commissions paid by insurance underwriters for the placement of individual and group insurance contracts, and asset planning and plan administration services fees paid by investment managers for monies invested through defined contribution plans.

     Revenue in the consulting business is a function of new products and services, the impact of technology upon certain consulting services, the degree of regulatory change and change in the industries of clients, and the demand for consulting services.

     INVESTMENT MANAGEMENT. Investment management and related services are provided by Putnam Investments, Inc. and its subsidiaries.

     Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives. Putnam's investment management services, which are provided primarily in the United States, include securities investment advisory and management services consisting of investment research and management, accounting and related services for a group of publicly-held investment companies registered under the Investment Company Act of 1940, including several closed-end investment companies whose shares are traded on
various stock exchanges (the "Putnam Funds").   Investment management services
are also provided to profit sharing and pension funds, state retirement systems, university endowment funds, charitable foundations and other domestic and foreign institutional accounts. A Putnam subsidiary also serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides one or more of such services to several external clients. A Putnam subsidiary also acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers and financial institutions, including banks, and also directly to certain large 401(k) plans and other institutional accounts. A Putnam subsidiary also provides trustee services for IRA's, corporate retirement plans and other clients.

     Revenue attributable to Putnam is derived primarily from investment management fees. The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts which provide for a fee payable to the Putnam company that manages the account. The amount of the fee depends on the individual mutual fund or account and the level of assets under management and, in the case of certain institutional accounts, is also based on investment performance.

Such contracts may not be assigned by the Putnam company managing the account, generally may be terminated without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam.

     A Putnam subsidiary also receives compensation from the Putnam Funds for providing shareholder services pursuant to written agreements which may be terminated by either party on 90 days notice, and for providing custody services pursuant to a written agreement which may be terminated by either party on 30 days notice. These contracts generally provide for compensation on the basis of several factors which varies with the type of service being provided.

     Shares of the open-end funds are generally sold at their respective net asset value per share plus a sales charge which varies depending on the individual fund and the amount purchased. Commissions paid to broker/dealers are typically paid at the time of the purchase as a percentage of the amount invested. Certain Putnam Funds are available with a deferred sales charge. The related commissions initially paid by Putnam to broker/dealers are recovered through charges and fees received over a number of years.

     Nearly all of the Putnam Funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940 under which the Putnam Funds make payments to a Putnam subsidiary to cover costs relating to distribution of the Putnam Funds and services provided to shareholders. These payments either are paid by the Putnam subsidiary directly to firms that distribute shares of the Putnam Funds for the costs of providing services to shareholders, or retained by the Putnam subsidiary as compensation for the costs of services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and termination by vote of the shareholders of the Putnam Funds, or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam.

     Assets managed by Putnam, on which management fees are based, were approximately $95.3 billion and $90.9 billion as of December 31, 1994 and 1993, respectively. Mutual fund assets aggregated $67.2 billion at December 31, 1994 and $64.3 billion at December 31, 1993. Assets under management at December 31, 1994 consisted of approximately sixty percent fixed income and forty percent equity securities, invested both domestically and globally. Assets under management are affected by fluctuations in domestic and international bond and stock market prices, by the level of investments and withdrawals for current and new fund shareholders and clients, by the development and marketing of new investment products, and by investment performance and service to clients.

     REGULATION. The activities of the registrant are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, territories and possessions, as well as laws of other countries in which the registrant's subsidiaries operate.

     While these laws and regulations vary among jurisdictions, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) to have a license from a governmental agency or self-regulatory organization. In addition, certain of the registrant's insurance activities are governed by the rules of the Lloyd's insurance market in London and self-regulatory organizations in other jurisdictions. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if the registrant has no licensed subsidiary, the registrant may maintain arrangements with residents or business entities licensed to act in such jurisdiction. In some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

     No licensing or other regulatory requirements material to the consulting activities of the registrant apply to that activity in general; however, the subject matter of certain consulting services may result in regulation. For example, employee benefit plans are subject to various governmental regulations and services on insurance or investment matters may subject the registrant to insurance or securities regulations.

     Putnam's securities investment management activities are subject to regulation in the United States by the Securities and Exchange Commission, and other federal, state and self regulatory authorities, as well as in certain other countries in which it does business.

     The registrant's business depends on the validity of, and its continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. The registrant therefore devotes significant effort toward maintaining its licenses and to ensuring compliance with a diverse and complex regulatory structure. However, in all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations, and licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. In some instances, the registrant follows practices based on its interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that the registrant may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise penalized in a given jurisdiction.

     No assurances can be given that the registrant's insurance, consulting or investment management activities can continue to be conducted in any given jurisdiction as in the past.

     COMPETITIVE CONDITIONS. The insurance and reinsurance broking services provided by the registrant are believed to be the largest of their type in the world. Mercer Consulting Group, one of a few large global consulting firms in the world, is a market leader in human resources, employee benefits, compensation and general management consulting services. Putnam Investments is one of the largest investment management firms in the United States.

     The registrant encounters strong competition in the insurance and consulting businesses from other companies which also operate on a nationwide or worldwide basis and from a large number of regional and local firms. Some insurance and reinsurance underwriters market and service their insurance products without the assistance of brokers, agents or program managers.

     The investment management business is also highly competitive. In addition to competition from firms already in the investment management business, there is competition from other firms offering financial services, such as commercial banks and insurance companies, as well as other investment alternatives. Many securities dealers and commercial banks also sponsor competing proprietary mutual funds.

     Principal methods of competition in these businesses include the services and the quality thereof that a broker, consultant or investment manager provides its clients and the cost thereof. These businesses also encounter strong competition from both public corporations and private firms in attracting and retaining qualified employees.

     SEGMENTATION. Financial information relating to the types of services provided by the registrant and the geographic areas of its operations is incorporated herein by reference to Note 14 of the Notes to Consolidated Financial Statements on page 45 of the Annual Report to Stockholders for the year ended December 31, 1994 (the "1994 Annual Report"). The registrant's non-U.S. operations are subject to the customary risks involved in doing business in other countries, such as currency fluctuations and exchange controls.

     EMPLOYEES. As of December 31, 1994, the registrant and its consolidated subsidiaries employed about 26,000 people worldwide, of whom approximately 14,800 were employed by subsidiaries providing insurance services, approximately 8,200 were employed by subsidiaries providing consulting services, approximately 2,700 were employed by subsidiaries providing investment management services and approximately 300 were employed by the registrant.

     EXECUTIVE OFFICERS OF THE REGISTRANT. The executive officers of the registrant as of December 31, 1994 are Messrs. Blum, Borelli, Coster, Holbrook, Lasser, Sinnott, Smith and Wroughton, with respect to whom information is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 30, 1995 (the "1995 Proxy Statement"), and:

          Francis N. Bonsignore, age 48, who was elected Senior Vice President-Human Resources & Administration of the registrant in 1990. Immediately prior thereto, he was partner and National Director-Human Resources for Price Waterhouse.

          Gregory F. Van Gundy, age 49, who is Secretary and General Counsel of the registrant. He joined the registrant in 1974.

ITEM 2.   PROPERTIES.

     The registrant and three of its subsidiaries, as tenants in common, own a 56% condominium interest in a 44-story building in New York City which serves as their worldwide headquarters. The principal offices of the registrant's Bowring subsidiaries in London are located in two adjoining buildings under a lease which expires in 2077.

     The remaining business activities of the registrant and its subsidiaries are conducted principally in leased office space in cities throughout the world. No difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. From time to time, the registrant may seek to sublet unused space to third parties, depending upon the demands for office space in the locations involved.

ITEM 3.   LEGAL PROCEEDINGS.

     The registrant and its subsidiaries are subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering consulting and investment services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant. Information regarding disputes involving run-off reinsurance placements primarily in the Lloyd's market and relating to advice with respect to client purchases of guaranteed investment contracts and annuities issued by Executive Life Insurance Company are incorporated herein by reference to Note 13 of the Notes to Consolidated Financial Statements on page 44 of the 1994 Annual Report.

     On the basis of present information, available insurance coverage and advice received from counsel, it is the opinion of the registrant's management that the disposition or ultimate determination of these claims and lawsuits will not have a material adverse effect on the registrant's consolidated results of operations or its consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market and dividend information regarding the registrant's common stock on page 47 of the 1994 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data on pages 48 and 49 of the 1994 Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information on pages 23 through 29 of the 1994 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements and the Report of Independent Auditors thereto on pages 30 through 46 of the 1994 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 47 of the 1994 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on pages 16 and 17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information as to the directors of the registrant is incorporated herein by reference to the material under the heading
"Directors" in the 1995 Proxy Statement. Information as to the executive officers of the registrant is set forth in Item 1 above.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative Total Stockholder Return" in the 1995 Proxy Statement are incorporated herein by reference.

     Information required pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the material under the heading "Transactions with Management and Others; Other Information" in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information under the heading "Security Ownership" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information under the heading "Transactions with Management and Others; Other Information" in the 1995 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

          1. Consolidated Financial Statements (incorporated herein by reference to pages 30 through 46 of the 1994 Annual Report):

                    Consolidated Statements of Income for the three years ended December 31, 1994

                    Consolidated Balance Sheets as of
                    December 31, 1994 and 1993

                    Consolidated Statements of Cash Flows for the three years ended December 31, 1994

                    Consolidated Statements of Stockholders' Equity for the three years ended
                    December 31, 1994

                    Notes to Consolidated Financial Statements

                    Report of Independent Auditors

               Supplemental Notes to Consolidated Financial Statements

               Report of Independent Auditors

               Other:

                    Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 1994 (incorporated herein by reference to page 47 of the 1994 Annual Report)

                    Ten-Year Statistical Summary of Operations (incorporated herein by reference to pages 48 and 49 of the 1994 Annual Report)

          2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

          3.   The following exhibits are filed as a part of this report:

          (3) -the registrant's restated certificate of incorporation

               -the registrant's by-laws

          (10)*-Marsh & McLennan Companies 1992 Incentive and
                Stock Award Plan

               -Marsh & McLennan Companies Stock Investment
                Supplemental Plan

               -Marsh & McLennan Companies Special Severance Pay
                Plan

               -Putnam Investments, Inc. Executive Deferred
                Compensation Plan

               -Marsh & McLennan Companies Supplemental Retirement
                Plan

- ----------------

* All items in this Exhibit 10 are either management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

               -Marsh & McLennan Companies Senior Management
                Incentive Compensation Plan

               -Restated Employment Agreement between Robert
                Clements and Marsh & McLennan Risk Capital Corp.
                and related Guaranty of the registrant.

          (13) -Annual Report to Stockholders for the year ended December 31, 1994, to be deemed filed only with respect to those portions which are expressly incorporated by reference

          (21) -list of subsidiaries of the registrant

          (23) -consent of independent auditors

          (24) -powers of attorney

          (27) -Financial Data Schedule (filed only with SEC for EDGAR purposes)

     (b) No reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 28th day of March, 1995 on its behalf by the undersigned, thereunto duly authorized.
                              MARSH & McLENNAN COMPANIES, INC.



                              By /s/ A.J.C. SMITH
                                ------------------------------
                              A.J.C. SMITH
                              Chairman of the Board
                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 28th day of March, 1995:

/s/A.J.C. SMITH                    LEWIS W. BERNARD*
- ----------------------------       ------------------------------
A.J.C. SMITH                       LEWIS W. BERNARD
Director, Chairman of the Board    Director
and Chief Executive Officer


/s/FRANK J. BORELLI                RICHARD H. BLUM*
- ----------------------------       ------------------------------
FRANK J. BORELLI                   RICHARD H. BLUM
Senior Vice President and          Director
Chief Financial Officer,
Director


/s/DOUGLAS C. DAVIS                ROBERT CLEMENTS*
- ----------------------------       ------------------------------
DOUGLAS C. DAVIS                   ROBERT CLEMENTS
Vice President and Controller      Director
(Chief Accounting Officer)

PETER COSTER*                      RICHARD M. MORROW*
- ----------------------------       ------------------------------
PETER COSTER                       RICHARD M. MORROW
Director                           Director


RAY J. GROVES*                     GEORGE PUTNAM*
- ----------------------------       ------------------------------
RAY J. GROVES                      GEORGE PUTNAM
Director                           Director


RICHARD E. HECKERT*                ADELE SMITH SIMMONS*
- ----------------------------       ------------------------------
RICHARD E. HECKERT                 ADELE SMITH SIMMONS
Director                           Director


RICHARD S. HICKOK*                 JOHN T. SINNOTT*
- ----------------------------       ------------------------------
RICHARD S. HICKOK                  JOHN T. SINNOTT
Director                           Director

DAVID D. HOLBROOK*                 FRANK J. TASCO*
- ----------------------------       ------------------------------
DAVID D. HOLBROOK                  FRANK J. TASCO
Director                           Director


ROBERT M.G. HUSSON*                R. J. VENTRES*
- ----------------------------       ------------------------------
ROBERT M.G. HUSSON                 R. J. VENTRES
Director                           Director


LAWRENCE J. LASSER*                PHILIP L. WROUGHTON*
- ----------------------------       ------------------------------
LAWRENCE J. LASSER                 PHILIP L. WROUGHTON
Director                           Director







- ----------------------------
     *Gregory F. Van Gundy, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form l0-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.



                                       /s/GREGORY F. VAN GUNDY
                                       -----------------------------
                                       GREGORY F. VAN GUNDY

                         REPORT OF INDEPENDENT AUDITORS


Marsh & McLennan Companies, Inc.:

We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 28, 1995, which report expresses an unqualified opinion and includes an explanatory paragraph referring to the adoption of Statements of Financial Accounting Standards No. 112 in 1994, No. 115 in 1993, and Nos. 109 and 106 in 1992; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the amounts included in the supplemental notes to the consolidated financial statements (the "Notes") included herein. These Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
February 28, 1995

                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.  Information concerning the Company's valuation accounts follows.

An analysis of the allowance for doubtful accounts for the three years ended December 31, 1994 follows (in millions of dollars):


                                         1994    1993      1992
                                        -----   -----     -----

Balance at beginning of year........... $50.9   $50.9     $40.4
Provision charged to operations........  11.6     8.8       8.5
Accounts written-off, net of
  recoveries........................... (11.3)   (7.7)     (6.4)
Effect of exchange rate changes........   1.2     (.6)     (4.7)
Other (A)..............................  ( .2)    (.5)     13.1
                                        -----   -----     -----
Balance at end of year (B)............. $52.2   $50.9     $50.9
                                        -----   -----     -----
                                        -----   -----     -----

     (A)  Primarily balances of acquired companies in 1992.

     (B) Includes allowance for doubtful accounts related to long-term consumer finance receivables amounting to $7.3 million in 1994, $8.0 million in 1993 and $9.8 million in 1992.


An analysis of the valuation allowance for certain foreign deferred tax assets as of December 31, 1994, 1993 and 1992 follows (in millions of dollars):


                                         1994    1993      1992
                                        -----   -----     -----

Balance at beginning of year........... $23.6   $21.6     $  --
Valuation allowance upon adoption of
  SFAS No. 109 "Accounting for Income
  Taxes" effective January 1, 1992.....    --      --      25.5
Provision..............................    .5     1.7       5.4
Effect of exchange rate changes........    .6      .3      (9.3)
                                        -----   -----     -----
Balance at end of year (A)............. $24.7   $23.6     $21.6
                                        -----   -----     -----
                                        -----   -----     -----

     (A)  Included in other liabilities in the Consolidated Balance Sheets.


16. An analysis of intangible assets at December 31, 1994 and 1993 follows (in millions of dollars):


                                          1994    1993
                                        ------  ------

Goodwill .............................. $736.9  $668.9
Other intangible assets................   87.4    88.7
                                        ------  ------
  Subtotal.............................  824.3   757.6
Less - accumulated amortization ....... (123.3)  (97.5)
                                        ------  ------
     Total............................. $701.0  $660.1
                                        ------  ------
                                        ------  ------


                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17. Per share data, as presented in the Consolidated Statements of Income, is computed by using the average number of shares of the Company's common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three years ended December 31, 1994 (in millions of shares).

                                   1994      1993      1992
                                   ----      ----      ----

     Primary                         .7       1.0       1.1
                                   ----      ----      ----
                                   ----      ----      ----

     Fully Diluted                   .7       1.0       1.5
                                   ----      ----      ----
                                   ----      ----      ----

                                  EXHIBIT INDEX
                                                                Page number in
                                                                sequential
                                                                numbering system
                                                                ----------------

(3)  -the registrant's restated
      certificate of incorporation
      (incorporated by reference to
      the registrant's Annual Report
      on Form 10-K for the year ended
      December 31, 1987)

     -the registrant's by-laws

(10) -Marsh & McLennan Companies 1992
      Incentive and Stock Award Plan
      (incorporated by reference to
      Registration Statement No. 33-48804)

     -Marsh & McLennan Companies Stock
      Investment Supplemental Plan

     -Marsh & McLennan Companies Special
      Severance Pay Plan (incorporated by
      reference to the registrant's Annual
      Report on Form 10-K for the year ended
      December 31, 1992)

     -Putnam Investments, Inc. Executive
      Deferred Compensation Plan

     -Marsh & McLennan Companies
      Supplemental Retirement Plan
      (incorporated by reference to
      the registrant's Annual Report on
      Form 10-K for the year ended
      December 31, 1992)

     -Restated Employment Agreement between
      Robert Clements and Marsh & McLennan
      Risk Capital Corp. and related
      Guaranty of the registrant

     -Marsh & McLennan Companies Senior
      Management Incentive Compensation Plan

                                                                Page number in
                                                                sequential
                                                                numbering system
                                                                ----------------

(13) -Annual Report to Stockholders for the year ended December 31, 1994, to be deemed filed only with respect to those portions which are expressly incorporated by reference

(21) -list of subsidiaries of the
      registrant

(23) -consent of independent auditors

(24) -powers of attorney

(27) -Financial Data Schedule (filed only with SEC for EDGAR purposes)