Form 10-Q
period 1995-03-31
MARSH & MCLENNAN COMPANIES INC
filed 1995-05-15
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                For quarter ended March 31, 1995



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

     As of April 28, 1995, there were outstanding 72,870,078 shares of common stock, par value $1.00 per share, of the registrant.

                  PART I, FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                               1995       1994*

Revenue                                        $955.2     $910.2

Expense                                         741.6      681.8

Operating Income                                213.6      228.4

Interest Income                                   4.1        2.9

Interest Expense                                (14.7)     (11.6)

Income Before Income Taxes and
  Cumulative Effect of Accounting Change        203.0      219.7

Income Taxes                                     78.2       89.0

Income Before Cumulative Effect
  of Accounting Change                          124.8      130.7

Cumulative Effect of Accounting Change,
  Net of Income Tax Benefit                         -      (10.5)

Net Income                                     $124.8     $120.2

Per Share Data:
  Income Before Cumulative Effect
    of Accounting Change                        $1.71      $1.77
  Cumulative Effect of Accounting Change            -       (.14)
  Net Income                                    $1.71      $1.63

Average Number of Shares Outstanding             73.1       73.9

Dividends Declared                              $.725      $.675




* Reflects the adoption, effective January 1, 1994, of SFAS
  No. 112, "Employers' Accounting for Postemployment Benefits."

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)




                                          March 31,  December 31,
                                            1995         1994
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $275.8 at March 31, 1995 and
$265.6 at December 31, 1994)               $  285.1     $  294.9


Receivables-
  Commissions and fees                        752.7        692.3
  Advanced premiums and claims                 81.5         78.0
  Consumer finance and other                  216.3        229.6
                                            1,050.5        999.9

  Less-allowance for doubtful accounts        (47.5)       (44.9)
  Net receivables                           1,003.0        955.0

Other current assets                          210.9        196.1

    Total current assets                    1,499.0      1,446.0

Consumer finance receivables, net             157.1        150.4

Long-term securities                          296.0        282.8

Fixed assets, net                             749.9        740.3
(net of accumulated depreciation and
 amortization of $605.8 at March 31, 1995
 and $574.5 at December 31, 1994)

Intangible assets                             744.1        701.0

Other assets                                  518.1        510.1

                                           $3,964.2     $3,830.6

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)
                           (Unaudited)


                                          March 31,  December 31,
                                             1995        1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  473.1     $  403.0
Accrued compensation and employee benefits    128.7        220.8
Accounts payable and accrued liabilities      485.7        496.7
Accrued income taxes                          276.8        218.7
Dividends payable                              52.9         53.1

  Total current liabilities                 1,417.2      1,392.3


Fiduciary liabilities                       1,819.8      1,652.1
Less - cash and investments held in
       a fiduciary capacity                (1,819.8)    (1,652.1)

                                                  -            -

Long-term debt                                409.3        409.4

Other liabilities                             575.1        568.3

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at March 31, 1995 and
  December 31, 1994                            76.8         76.8
Additional paid-in capital                    165.9        166.1
Retained earnings                           1,579.7      1,507.7
Unrealized securities holding gains,
  net of income taxes                         102.2         91.6
Cumulative translation adjustments            (64.8)      (105.4)
                                            1,859.8      1,736.8
Less - treasury shares, at cost,
 3,842,502 shares at March 31, 1995 and
 3,594,342 shares at December 31, 1994       (297.2)      (276.2)

 Total stockholders' equity                 1,562.6      1,460.6

                                           $3,964.2     $3,830.6

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                                1995      1994
Operating cash flows:
Net income                                     $124.8     $120.2
   Depreciation and amortization                 32.2       28.9
   Deferred income taxes                          7.9       19.3
   Other liabilities                             (2.7)       4.6
   Cumulative effect of accounting change           -       10.5
   Prepaid dealer commissions                    (9.2)     (63.8)
   Other, net                                   (10.8)       (.5)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (40.6)    (108.7)
   Other current assets                          (7.1)     (13.2)
   Accrued compensation and employee benefits   (93.1)     (64.3)
   Accounts payable and accrued liabilities     (15.2)     121.1
   Accrued income taxes                          50.0       (4.5)
   Effect of exchange rate changes               (8.2)      (1.5)

   Net cash generated from operations            28.0       48.1

Financing cash flows:
Net change in debt                               73.4       83.9
Purchase of treasury shares                     (34.4)     (32.2)
Issuance of common stock                         12.8       12.7
Dividends paid                                  (53.1)     (49.9)
Other, net                                       (4.6)      (4.7)

   Net cash provided by (used for)
     financing activities                        (5.9)       9.8

Investing cash flows:
Additions to fixed assets                       (33.5)     (24.1)
Acquisitions                                     (6.6)      (1.2)
Other, net                                        2.3        3.1

   Net cash used for investing activities       (37.8)     (22.2)

Effect of exchange rate changes on cash
 and cash equivalents                             5.9          -

Increase (decrease) in cash & cash equivalents   (9.8)      35.7

Cash & cash equivalents at beginning of period  294.9      332.0

Cash & cash equivalents at end of period       $285.1     $367.7

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1995 and 1994.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $24.8 million and $16.9 million for the three months ended March 31, 1995 and 1994, respectively.

    Net uncollected premiums and claims and the related payables amounting to $3.1 billion at March 31, 1995 and $2.8 billion at December 31, 1994, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three month periods ended March 31, 1995 and 1994.

    (In millions of shares)
                                   1995        1994

    Primary                          .7          .7

    Fully Diluted                    .7          .7


4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                           Three Months Ended
                                                March 31,
    (In millions of dollars)                1995        1994
    Purchase acquisitions:
      Assets acquired, excluding cash      $21.0        $1.2
      Liabilities assumed                   (7.9)          -
      Issuance of debt and other
        obligations                         (6.5)          -
    Net cash outflow for acquisitions      $ 6.6        $1.2


    The following schedule provides details of changes in the Company's short-term and long-term debt. Although a portion of the Company's commercial paper borrowings is classified as long-term debt in the Consolidated Balance Sheets, borrowings and repayments of commercial paper are shown below based on original maturities.

                                           Three Months Ended
                                                March 31,
    (In millions of dollars)                1995        1994
    Net change in debt with maturities
      of three months or less             $(131.2)     $138.2
    Borrowings with maturities
      over three months                     206.1        46.6
    Repayments of debt with maturities
      over three months                      (1.5)     (100.9)
    Net increase in debt                  $  73.4      $ 83.9

    Interest paid during the three months ended March 31, 1995 and 1994 was $22.5 million and $12.0 million, respectively.

    Income taxes paid during the three months ended March 31, 1995 and 1994 were $28.6 million and $74.0 million, respectively.
5.  Income Taxes

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

    Among these is a group of claims relating to reinsurance contracts placed by reinsurance broking subsidiaries of the Company that were called into question by certain reinsurers. In general, these contracts concern so-called run-off exposures under which reinsurers assumed some or all remaining liability for claims against Lloyd's syndicates or other London insurers on policies, typically written in the past over a period of many years and sometimes without aggregate limits. The initial disputes, primarily between reinsurers and cedants, concerned these contracts, and have largely been resolved by negotiation, arbitration or litigation. More recently, related disputes have arisen, including litigation, between the members of syndicates, their underwriting and members' names agencies and, in some cases, subsidiaries of the Company. The syndicate members have experienced significant and continuing losses on policies, some of which were the subject of run-off reinsurance contracts that have been voided or compromised. The Company believes that its subsidiaries performed their reinsurance broking services in conformity with accepted and customary practices in the London market.

    Subsidiaries of the Company in the course of their consulting and insurance activities advised certain clients in connection with their purchase of guaranteed investment contracts and annuities issued by Executive Life Insurance Company, which is currently being rehabilitated under the supervision of the California Insurance Department. Some of those clients as well as the Company's subsidiaries have been or may be subject to claims or lawsuits relating to losses in connection with those investments. In some instances, the subsidiaries have entered into agreements extending the time in which possible claims may be asserted against them, or have engaged in negotiating the deferral or resolution of claims and litigation. The Company believes that its subsidiaries acted in a proper and professional manner in connection with these matters.

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

        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               First Quarter Ended March 31, 1995

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

The consolidated results of operations follow:



(In millions of dollars)                      1995           1994


Revenue:
Insurance Services                          $541.4         $533.1
Consulting                                   249.6          222.4
Investment Management                        164.2          154.7
                                             955.2          910.2


Expense:
Compensation and Benefits                    474.7          432.6
Other Operating Expenses                     266.9          249.2
                                             741.6          681.8


Operating Income                            $213.6         $228.4

Operating Income Margin                      22.4%          25.1%



Revenue, derived mainly from commissions and fees, rose 5% from the first quarter of 1994 driven principally by strong demand for the Company's consulting services and an increase in revenue in the investment management segment attributable to higher assets under management. In the first quarter of 1994, Marsh & McLennan Risk Capital ("MMRC") contributed $35 million of revenue primarily from the realization of a portion of the Company's holdings in insurance entities that it was instrumental in originating. A significant reduction in revenue realized from MMRC activities in the first quarter of 1995 was offset by the effect of a generally weaker U.S. dollar and the impact of several small acquisitions.

Operating expenses rose 9% in the first quarter of 1995 due, in part, to the effect of currency exchange rate fluctuations and the impact of acquisitions. The remaining increases in operating expenses largely were due to ongoing systems automation initiatives in the insurance services and consulting operations and the impact of staff growth in the investment management and consulting segments commensurate with the higher volume of business.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.

Insurance Services



(In millions of dollars)                      1995           1994


Revenue:
Insurance Broking                           $347.5         $341.5
Reinsurance Broking                           95.4          104.5
Insurance Program Management                  73.7           70.2
Interest Income on Fiduciary Funds            24.8           16.9
                                             541.4          533.1

Expense                                      387.9          366.7
Operating Income                            $153.5         $166.4

Operating Income Margin                      28.4%          31.2%



Insurance Broking Revenue

Insurance broking revenue, which is received from a predominantly corporate clientele, increased 2% from the first quarter of 1994. Excluding the impact of the generally weaker U.S. dollar and the significant reduction in revenue realized from MMRC activities, first quarter 1995 insurance broking revenue increased approximately 3% from the same period of 1994. Client revenue growth was concentrated in Continental Europe and Canada reflecting increased renewals and new business. In the United States, client revenue was essentially the same as the first quarter of 1994 as property premium rates were generally stable with the exception of coastal and catastrophe prone regions where rates increased, while the casualty market continued to experience renewal rates that were flat to down on a year-over-year basis. The Company does not expect market conditions to change significantly in the near term.

Reinsurance Broking Revenue
Reinsurance broking revenue decreased 9% in the first quarter of 1995. This decrease primarily was due to the significant reduction in revenue realized from MMRC activities offset, in part, by the impact of the generally weaker U.S. dollar. Excluding the impact of these items, revenue declined slightly reflecting a decrease in the United States largely due to lower premium rates for property catastrophe and liability reinsurance. The Company expects these market conditions to remain the same for the near term.

Insurance Program Management Revenue
Insurance program management revenue increased 5% from the first quarter of 1994. Revenue for Seabury & Smith, which operates primarily in North America, increased 9% from 1994. This increase was primarily the result of increased services provided to corporations and institutions and their employees, increased insurance placed on behalf of small businesses, and the acquisition of a U.K.-based company which specializes in providing professional liability insurance products. In the United Kingdom, revenue for Frizzell Group Limited increased 1% in the first quarter of 1995. Excluding the impact of the weaker U.S. dollar, Frizzell's revenue decreased 5% as the market for motor and household insurance services remains extremely competitive.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds increased 47% in the first quarter of 1995 due to higher average short-term interest rates, particularly in North America and the United Kingdom.

Expense
Insurance services expenses increased 6% from the first quarter of 1994. Excluding the impact of the generally weaker dollar and acquisitions, expenses increased 2% primarily reflecting ongoing spending on technology and systems automation initiatives. The Company is in the process of developing several major systems aimed at providing advanced information and service to clients. The Company expects to continue its commitment to enhance and develop further its information systems.

Consulting



(In millions of dollars)                      1995           1994


Revenue                                     $249.6         $222.4
Expense                                      228.4          201.5
Operating Income                            $ 21.2         $ 20.9
Operating Income Margin                       8.5%           9.4%

Revenue
Consulting services revenue increased 12% in 1995. After adjusting for the impact of several small acquisitions and the generally weaker U.S. dollar, revenue grew 9% as demand for services in all major practices increased. Revenue increased 21% in general management consulting and 15% in the global compensation and communication practice in the first quarter of 1995. Retirement consulting revenue, which represented 45% of the consulting segment, grew 4% in the first quarter reflecting higher demand in the United States, Continental Europe and Latin America. Health care consulting, representing 17% of the segment, grew 8% in the quarter.

Expense
Consulting services expenses increased 13% in the first quarter of 1995 partly due to the impact of acquisitions and the generally weaker U.S. dollar. Excluding the effect of these items, expenses grew approximately 10% reflecting higher staff levels consistent with increased demand for worldwide consulting services and escalating systems-related expenses associated with initiatives to expand and increase the efficiency of administrative services provided in the United States. Costs relating to these initiatives are expected to continue for the remainder of the year.

Investment Management



(In millions of dollars)                      1995           1994


Revenue                                     $164.2         $154.7
Expense                                      115.2          101.7
Operating Income                            $ 49.0         $ 53.0
Operating Income Margin                      29.9%          34.2%



Revenue
Putnam's revenue increased 6% from the first quarter of 1994 reflecting continued growth in the level of assets under management on which management fees are earned. The higher asset level reflects the impact of institutional and mutual fund sales and higher equity market valuations.

Expense
Putnam's expenses rose 13% in the first quarter of 1995 reflecting staff growth consistent with a higher volume of business, normal salary progressions and increased service-related costs including a new client service center that became operational in the second half of 1994.

Quarter-end and average assets under management are presented below:


(In billions of dollars)                      1995           1994


Mutual Funds:
Domestic Equity                             $ 30.1          $21.5
Taxable Bond                                  23.4           24.8
Tax-Free Income                               16.0           16.1
International Equity                           2.8            2.1
                                              72.3           64.5
Institutional Accounts:
Fixed Income                                  19.1           19.3
Domestic Equity                                7.3            5.8
International Equity                           2.6            1.6
                                              29.0           26.7

Quarter-end Assets                          $101.3          $91.2

Average Assets                               $98.0          $92.9



Assets under management are affected by fluctuations in bond and stock market prices, by investments and withdrawals for current and new fund shareholders and clients, by the development of new investment products, and by investment performance and service to clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations.

Assets held in fixed income products declined by 3% from the first quarter of 1994 primarily due to lower bond valuations. This decrease was more than offset by a 38% increase in assets held in equity securities as investors were attracted to the potential for higher returns generated in the equity market and less toward fixed income instruments.

Interest
Interest income earned on corporate funds was $4.1 million in the first quarter of 1995 compared with $2.9 million in 1994. Interest rate increases in North America and the U.K. were offset slightly by lower interest rates in Continental Europe. Interest expense increased to $14.7 million in the first quarter of 1995 from $11.6 million in 1994 due to an increase in commercial paper borrowings and higher average interest rates on those borrowings. The higher level of commercial paper borrowings reflected, in part, the Company's share repurchase program.

Income Taxes
The Company's consolidated domestic and foreign tax rates were 38.5% of income before income taxes in the first quarter of 1995 and 40.5% for the same period of 1994. The reduction in the 1995 tax rate reflects worldwide savings attributable to tax planning strategies. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $285.1 million on March 31, 1995, as compared with $294.9 million on December 31, 1994. In the three months ended March 31, 1995, the Company generated $28.0 million of cash from operations compared with $48.1 million in 1994. The cash requirements for working capital increased in the first quarter of 1995 reflecting the higher volume of business primarily in the consulting and investment management segments.

On April 19, 1995, the Company entered into a new credit agreement with several banks, to replace an existing agreement, primarily to support its commercial paper borrowings. Under this agreement, the Company may borrow up to $500 million at varying market rates of interest.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $9.2 million for the three months ended, compared with $63.8 million during the same period of 1994. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets.

The Company's capital expenditures, which amounted to $33.5 million in the first three months of 1995 and $24.1 million in 1994, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The other liabilities in the Consolidated Balance Sheet, which totaled $575.1 million on March 31, 1995 and $568.3 million at December 31, 1994, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

                   PART II, OTHER INFORMATION


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                         MARCH 31, 1995



Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                      27.  Financial Data Schedule.

            (b)  Reports on Form 8-K.

                      None.






                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 12th day of May, 1995 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               By:/s/FRANK J. BORELLI
                               Senior Vice President and
                               Chief Financial Officer