Form 10-Q
period 1995-06-30
MARSH & MCLENNAN COMPANIES INC
filed 1995-08-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 For quarter ended June 30, 1995



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

     As of July 31, 1995, there were outstanding 72,612,572 shares of common stock, par value $1.00 per share, of the registrant.





                PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                             Three Months      Six Months Ended
                            Ended June 30,          June 30,
                             1995    1994       1995      1994*

Revenue                     $935.2  $840.5    $1,890.4  $1,750.7

Expense                      760.3   676.7     1,501.9   1,358.5

Operating Income             174.9   163.8       388.5     392.2

Interest Income                4.4     3.0         8.5       5.9

Interest Expense             (16.8)  (12.3)      (31.5)    (23.9)

Income Before Income Taxes
 and Cumulative Effect of
 Accounting Change           162.5   154.5       365.5     374.2

Income Taxes                  60.7    58.8       138.9     147.8

Income Before Cumulative
 Effect of Accounting
 Change                      101.8    95.7       226.6     226.4

Cumulative Effect of
 Accounting Change, Net of
 Income Tax Benefit              -       -           -     (10.5)

Net Income                  $101.8  $ 95.7    $  226.6  $  215.9

Per Share Data:
 Income Before Cumulative
  Effect of Accounting
  Change                     $1.40   $1.30       $3.11     $3.07
 Cumulative Effect of
  Accounting Change              -       -           -      (.14)
 Net Income                  $1.40   $1.30       $3.11     $2.93

Average Number of
 Shares Outstanding           72.8    73.7        72.9      73.8

Dividends Declared           $.725   $.725       $1.45     $1.40

*  Reflects the adoption, effective January 1, 1994, of SFAS No.
   112, "Employers' Accounting for Postemployment Benefits."


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)



                                          (Unaudited)
                                           June 30,  December 31,
                                            1995         1994
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $304.1 at June 30, 1995 and
$265.6 at December 31, 1994)               $  342.8     $  294.9


Receivables-
  Commissions and fees                        826.3        692.3
  Advanced premiums and claims                 75.1         78.0
  Consumer finance and other                  221.0        229.6
                                            1,122.4        999.9

  Less-allowance for doubtful accounts        (48.3)       (44.9)
  Net receivables                           1,074.1        955.0


Other current assets                          196.1        196.1

  Total current assets                      1,613.0      1,446.0

Consumer finance receivables, net             159.5        150.4

Long-term securities                          326.9        282.8

Fixed assets, net                             756.9        740.3
 (net of accumulated depreciation and
  amortization of $626.8 at June 30, 1995
  and $574.5 at December 31, 1994)

Intangible assets                             748.6        701.0

Other assets                                  542.7        510.1
                                           $4,147.6     $3,830.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                          (Unaudited)
                                           June 30,  December 31,
                                             1995        1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  573.9     $  403.0
Accrued compensation and employee benefits    178.3        220.8
Accounts payable and accrued liabilities      466.1        496.7
Accrued income taxes                          245.5        218.7
Dividends payable                              52.6         53.1

  Total current liabilities                 1,516.4      1,392.3


Fiduciary liabilities                       1,890.4      1,652.1
Less - cash and investments held in
       a fiduciary capacity                (1,890.4)    (1,652.1)

                                                  -            -

Long-term debt                                411.1        409.4
Other liabilities                             603.2        568.3

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at June 30, 1995 and
  December 31, 1994                            76.8         76.8
Additional paid-in capital                    164.7        166.1
Retained earnings                           1,628.8      1,507.7
Unrealized securities holding gains,
  net of income taxes                         124.5         91.6
Cumulative translation adjustments            (55.7)      (105.4)
                                            1,939.1      1,736.8
Less - treasury shares, at cost,
 4,152,387 shares at June 30, 1995 and
 3,594,342 shares at December 31, 1994       (322.2)      (276.2)

 Total stockholders' equity                 1,616.9      1,460.6

                                           $4,147.6     $3,830.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)

                                                Six Months Ended
                                                   June 30,
                                                1995      1994
Operating cash flows:
Net income                                     $226.6     $215.9
   Depreciation and amortization                 65.3       59.4
   Deferred income taxes                         27.0       26.1
   Other liabilities                             (1.4)      (5.8)
   Cumulative effect of accounting change           -       10.5
   Prepaid dealer commissions                   (37.5)     (93.7)
   Other, net                                   (10.5)      (1.6)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                 (113.5)     (54.7)
   Other current assets                          16.7      (18.2)
   Accrued compensation and employee benefits   (43.5)      (9.9)
   Accounts payable and accrued liabilities     (21.3)      22.8
   Accrued income taxes                           4.5       (4.9)
   Effect of exchange rate changes               (7.0)       7.8

   Net cash generated from operations           105.4      153.7

Financing cash flows:
Net change in debt                              174.1       97.0
Purchase of treasury shares                     (67.2)     (63.7)
Issuance of common stock                         18.6       19.5
Dividends paid                                 (105.9)     (99.7)
Other, net                                       (8.0)     (12.0)

   Net cash provided by (used for)
     financing activities                        11.6      (58.9)

Investing cash flows:
Additions to fixed assets                       (69.6)     (53.3)
Acquisitions                                     (6.6)      (3.8)
Other, net                                       (1.5)     (23.7)

   Net cash used for investing activities       (77.7)     (80.8)

Effect of exchange rate changes on cash
 and cash equivalents                             8.6        5.3

Increase in cash & cash equivalents              47.9       19.3

Cash & cash equivalents at beginning of period  294.9      332.0

Cash & cash equivalents at end of period       $342.8     $351.3


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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1995 and 1994.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $50.3 million and $35.2 million for the six months ended June 30, 1995 and 1994, respectively.

    Net uncollected premiums and claims and the related payables amounting to $3.2 billion at June 30, 1995 and $2.8 billion at December 31, 1994, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and six month periods ended June 30, 1995 and 1994.

    (In millions of shares)
                             Three Months      Six Months Ended
                            Ended June 30,          June 30,
                             1995    1994       1995      1994

    Primary                    .8     .8         .7        .8

    Fully Diluted              .8     .8         .8        .8

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                            Six Months Ended
                                                 June 30,
    (In millions of dollars)                 1995       1994
    Purchase acquisitions:
      Assets acquired, excluding cash       $21.3       $3.8
      Liabilities assumed                    (8.2)         -
      Issuance of debt and other
        obligations                          (6.5)         -
    Net cash outflow for acquisitions       $ 6.6       $3.8

    The following schedule provides details of changes in the Company's short-term and long-term debt. Although a portion of the Company's commercial paper borrowings is classified as long-term debt in the Consolidated Balance Sheets, borrowings and repayments of commercial paper are shown below based on original maturities.
                                            Six Months Ended
                                                 June 30,
    (In millions of dollars)                 1995       1994
    Net change in debt with maturities
      of three months or less              $(275.8)    $333.1
    Borrowings with maturities
      over three months                      457.9       47.6
    Repayments of debt with maturities
      over three months                       (8.0)    (283.7)
    Net increase in debt                   $ 174.1     $ 97.0

    Interest paid during the six months ended June 30, 1995 and 1994 was $37.8 million and $22.3 million, respectively.

    Income taxes paid during the six months ended June 30, 1995 and 1994 were $115.2 million and $128.9 million, respectively.

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

    Among these is a group of claims relating to reinsurance contracts placed by reinsurance broking subsidiaries of the Company that were called into question by certain reinsurers. In general, these contracts concern so-called run-off exposures under which reinsurers assumed some or all remaining liability for claims against Lloyd's syndicates or other London insurers on policies, typically written in the past over a period of many years and sometimes without aggregate limits. The initial disputes, primarily between reinsurers and cedants, concerned these contracts, and have largely been resolved by negotiation, arbitration or litigation. More recently, related disputes, including litigation, have arisen or been deferred by agreement between the members of syndicates, their underwriting and members' names agencies and, in some cases, subsidiaries of the Company. The syndicate members have experienced significant and continuing losses on policies, some of which were the subject of run-off reinsurance contracts that have been voided or compromised. The Company believes that its subsidiaries performed their reinsurance broking services in conformity with accepted and customary practices in the London market.

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

         Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
        Second Quarter And Six Months Ended June 30, 1995

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

The consolidated results of operations follow:


                              Second Quarter         Six Months

(In millions of dollars)       1995    1994         1995     1994


Revenue:
Insurance Services           $488.3  $459.9     $1,029.7  $ 993.0
Consulting                    265.9   230.5        515.5    452.9
Investment Management         181.0   150.1        345.2    304.8
                              935.2   840.5      1,890.4  1,750.7


Expense:
Compensation and Benefits     471.0   424.5        945.7    857.1
Other Operating Expenses      289.3   252.2        556.2    501.4
                              760.3   676.7      1,501.9  1,358.5


Operating Income             $174.9  $163.8     $  388.5 $  392.2

Operating Income Margin       18.7%   19.5%        20.6%    22.4%



Revenue, derived mainly from commissions and fees, rose 11% from the second quarter of 1994 and grew by 8% for the six months, driven principally by strong demand for the Company's consulting services and increased revenue in the investment management segment attributable to higher assets under management.

Operating expenses rose 12% in the second quarter of 1995 and 11% for the six months due, in large part, to ongoing systems automation initiatives in the insurance services and consulting operations, and the impact of staff growth in the investment management and consulting segments commensurate with the higher volume of business.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are affected by fluctuations in currency exchange rates. The generally weaker U.S. dollar had the effect of increasing both revenue and expense levels in the second quarter and first six months of 1995; however, the net impact of these fluctuations on the Company's results of operations has not been material.

Insurance Services

                              Second Quarter          Six Months

(In millions of dollars)       1995    1994          1995    1994


Revenue:
Insurance Broking            $323.3  $306.7      $  670.8  $648.2
Reinsurance Broking            63.4    59.7         158.8   164.2
Insurance Program
   Management                  76.1    75.2         149.8   145.4
Interest Income on
   Fiduciary Funds             25.5    18.3          50.3    35.2
                              488.3   459.9       1,029.7   993.0

Expense                       394.2   362.3         782.1   729.0
Operating Income             $ 94.1  $ 97.6      $  247.6  $264.0
Operating Income Margin       19.3%   21.2%         24.0%   26.6%



Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 5% from the second quarter of 1994 and 3% for the six months. Excluding the impact of foreign exchange fluctuations, second quarter 1995 insurance broking revenue increased approximately 3% from the same period of 1994. Client revenue increased in the second quarter primarily due to new business growth in Canada, Continental Europe, Australia and New Zealand. In the United States, property premium rates were essentially stable with the exception of coastal and catastrophe prone regions where rates increased. The casualty market experienced renewal rates that were generally down on a year-over-year basis. The Company does not expect market conditions to change significantly in the near term.

Reinsurance Broking Revenue
Reinsurance broking revenue increased 6% in the second quarter of 1995. However, after eliminating the impact of the generally weaker U.S. dollar, revenue was essentially the same as the second quarter of 1994. Premium rates for property catastrophe and liability reinsurance continue to decline. The Company expects these market conditions to remain the same for the near term. For the first six months of 1995 reinsurance broking revenue decreased 3% compared with the same period of 1994.

Insurance Program Management Revenue
Insurance program management revenue increased 1% from the second quarter of 1994. Revenue for Seabury & Smith, which operates primarily in North America, increased 6% from 1994. This growth was primarily the result of increased services provided to corporations and institutions and their employees, increased insurance placed on behalf of small businesses, higher revenue from professional liability products in the United States and the acquisition of a U.K.-based company that specializes in providing professional liability insurance products. Revenue for Frizzell Group Limited, which operates in the United Kingdom, decreased 4% in the second quarter of 1995 as the market for motor and household insurance services remains extremely competitive. For the six months, insurance program management revenue increased 3% compared with 1994.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds increased 40% in the second quarter of 1995 and 43% for the six months due to higher average short-term interest rates, particularly in North America and the United Kingdom.

Expense
Insurance services expenses increased 9% in the second quarter and 7% for the first six months of the year compared with the same period of 1994. These increases primarily reflect the impact of the generally weaker dollar and ongoing spending for technology and systems automation initiatives. The Company is in the process of developing several major systems aimed at placing insurance electronically and providing extensive information to clients. These initiatives are part of the Company's long-term commitment to enhance service through technology.

Consulting

                             Second Quarter          Six Months

(In millions of dollars)      1995     1994        1995      1994


Revenue                     $265.9   $230.5      $515.5    $452.9
Expense                      234.9    204.1       463.3     405.6
Operating Income            $ 31.0   $ 26.4      $ 52.2    $ 47.3
Operating Income Margin      11.7%    11.4%       10.1%     10.4%

Revenue
Consulting services revenue increased 15% in 1995 compared with the second quarter of 1994 and grew 14% for the six months. After adjusting for the impact of several small acquisitions and the generally weaker U.S. dollar, revenue grew 11% during the quarter as demand for services in all major practices increased. Revenue rose 23% in general management consulting, 23% in the global compensation practice and 11% in health care consulting during the second quarter of 1995. Retirement consulting revenue, which represented 44% of the consulting segment, grew 4% in the second quarter reflecting higher demand in the United States, Continental Europe and Latin America.

Expense
Consulting services expenses increased 15% in the second quarter of 1995 and 14% for the six months partly due to the impact of acquisitions and the generally weaker U.S. dollar. Excluding the effect of these items, expenses for the second quarter grew approximately 11%. The increase reflects higher staff levels consistent with increased demand for worldwide consulting services and systems-related expenses associated with initiatives to expand and increase the efficiency of administrative services provided in the United States. Costs relating to these initiatives are expected to continue for the remainder of the year.

Investment Management

                             Second Quarter          Six Months

(In millions of dollars)     1995      1994        1995      1994


Revenue                    $181.0    $150.1      $345.2    $304.8
Expense                     120.2     100.7       235.4     202.4
Operating Income           $ 60.8    $ 49.4      $109.8    $102.4
Operating Income Margin     33.6%     32.9%       31.8%     33.6%



Revenue
Putnam's revenue increased 21% compared with the second quarter of 1994 and 13% for the six months reflecting continued growth in the level of assets under management on which management fees are earned. The higher asset level reflects substantially higher equity market valuations and the impact of institutional and mutual fund sales.

Expense
Putnam's expenses rose 19% in the second quarter of 1995 and 16% for the six months reflecting staff growth consistent with a higher volume of business, normal salary progressions and increased service-related costs including a new client service center that became operational in the second half of 1994.

Quarter-end and average assets under management for the second quarter are presented below:


(In billions of dollars)                     1995           1994


Mutual Funds:
Domestic Equity                            $ 34.7          $22.8
Taxable Bond                                 24.5           24.1
Tax-Free Income                              16.1           16.1
International Equity                          3.0            2.4
                                             78.3           65.4
Institutional Accounts:
Fixed Income                                 19.6           18.7
Domestic Equity                               8.2            6.0
International Equity                          3.0            2.0
                                             30.8           26.7

Quarter-end Assets                         $109.1          $92.1

Average Assets                             $106.1          $91.3



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

At the end of the second quarter, investments in fixed income products represented 55% of assets under management, down from 64% in 1994, while assets held in equity securities increased to 45% from 36%. This shift reflects efforts on the part of Putnam to better balance the mix of assets under management between equity and fixed income products, an increase in equity market valuations and investors' preference for equity products.

Interest
Interest income earned on corporate funds was $4.4 million in the second quarter of 1995 compared with $3.0 million in 1994 and increased 44% for the six months primarily due to interest rate increases in North America and the United Kingdom. Interest expense increased to $16.8 million in the second quarter of 1995 from $12.3 million in 1994 due to an increase in commercial paper borrowings and higher average interest rates on those borrowings. The higher level of commercial paper borrowings reflected, in part, the Company's share repurchase program. For the six months, interest expense increased to $31.5 million from $23.9 million in 1994.

Income Taxes
The Company's consolidated tax rates were 37.4% and 38.0% of income before income taxes in the second quarter and six months of 1995 compared with 38.1% and 39.5%, respectively for the comparable periods of 1994. The reduction in the 1995 tax rate reflects the implementation of tax minimization strategies, primarily relating to the Company's non-U.S. operations. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $342.8 million on June 30, 1995, compared with $294.9 million on December 31, 1994. In the six months ended June 30, 1995, the Company generated $105.4 million of cash from operations compared with $153.7 million in 1994. The cash requirements for working capital increased in the second quarter of 1995 reflecting the higher volume of business primarily in the consulting and investment management segments.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $37.5 million for the six months compared with $93.7 million during the same period of 1994. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets.

The Company's capital expenditures, which amounted to $69.6 million in the first six months of 1995 and $53.3 million in 1994, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The other liabilities in the Consolidated Balance Sheets, which totaled $603.2 million on June 30, 1995 and $568.3 million on December 31, 1994, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

                    PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                          JUNE 30, 1995

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Registrant was held on May 16, 1995. Represented at the Meeting, at which stockholders took the following actions, were 60,360,971 shares or 82.9% of the Registrant's 72,837,801 shares of common stock outstanding and entitled to vote:

          1. Each of the seven nominees for election as directors received at least 59,878,928 or 99.2% of the shares represented at the meeting. They are Lewis W. Bernard, Richard H. Blum, Frank J. Borelli, Ray J. Groves, Richard E. Heckert, Robert
               M. G. Husson and George Putnam. The remaining directors continuing in office are: Robert Clements, Peter Coster, Richard S. Hickok, David D. Holbrook, Lawrence J. Lasser, Richard M. Morrow, John T. Sinnott, Adele Smith Simmons, A.J.C. Smith, Frank J. Tasco, R. J. Ventres and Philip L. Wroughton.

          2.   Stockholders approved the Directors Stock
               Compensation Plan with a vote of 56,846,100 or 94.2% of the shares represented (3,024,923 opposing and 489,948 abstaining).

          3.   Deloitte & Touche LLP was ratified as the
               Registrant's independent public accountants for the year ending December 31, 1995, by a vote of 60,012,308 or 99.4% of the shares represented
               (216,496 opposing and 132,167 abstaining).

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    None.





                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of August, 1995 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               By:/s/FRANK J. BORELLI
                               Senior Vice President and
                               Chief Financial Officer