Form 10-Q
period 1995-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1995-11-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              For quarter ended September 30, 1995


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

     As of October 31, 1995, there were outstanding 73,158,866 shares of common stock, par value $1.00 per share, of the registrant.


                  PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                         Three Months Ended    Nine Months Ended
                            September 30,        September 30,
                           1995      1994       1995     1994*

Revenue                    $921.6     $826.9  $2,812.0  $2,577.6

Expense                     763.2      678.3   2,265.1   2,036.8

Operating Income            158.4      148.6     546.9     540.8

Interest Income               4.7        2.4      13.2       8.3

Interest Expense            (15.8)     (13.1)    (47.3)    (37.0)

Income Before Income Taxes
 and Cumulative Effect of
 Accounting Change          147.3      137.9     512.8     512.1

Income Taxes                 56.0       54.5     194.9     202.3

Income Before Cumulative
 Effect of Accounting
 Change                      91.3       83.4     317.9     309.8

Cumulative Effect of
 Accounting Change, Net of
 Income Tax Benefit             -          -         -     (10.5)

Net Income                 $ 91.3     $ 83.4  $  317.9  $  299.3

Per Share Data:
 Income Before Cumulative
  Effect of Accounting
  Change                    $1.26      $1.14     $4.37     $4.21
 Cumulative Effect of
  Accounting Change             -          -         -      (.14)
 Net Income                 $1.26      $1.14     $4.37     $4.07

Average Number of
 Shares Outstanding          72.5       73.3      72.8      73.6

Dividends Declared          $0.80      $.725     $2.25    $2.125

*  Reflects the adoption, effective January 1, 1994, of SFAS No.
   112, "Employers' Accounting for Postemployment Benefits."

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)



                                        (Unaudited)
                                       September 30, December 31,
                                           1995          1994
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $349.4 at September 30, 1995 and
$265.6 at December 31, 1994)               $  383.2     $  294.9


Receivables-
  Commissions and fees                        799.3        692.3
  Advanced premiums and claims                 80.6         78.0
  Consumer finance and other                  215.1        229.6
                                            1,095.0        999.9

  Less-allowance for doubtful accounts        (48.9)       (44.9)
  Net receivables                           1,046.1        955.0


Other current assets                          181.4        196.1

  Total current assets                      1,610.7      1,446.0

Consumer finance receivables, net             157.4        150.4

Long-term securities                          397.9        282.8

Fixed assets, net                             754.4        740.3
 (net of accumulated depreciation and
  amortization of $644.1 at September 30,
  1995 and $574.5 at December 31, 1994)

Intangible assets                             733.6        701.0

Other assets                                  567.1        510.1

                                           $4,221.1     $3,830.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                       (Unaudited)
                                      September 30,  December 31,
                                          1995           1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  539.9     $  403.0
Accrued compensation and employee benefits    204.4        220.8
Accounts payable and accrued liabilities      437.8        496.7
Accrued income taxes                          237.2        218.7
Dividends payable                              58.5         53.1

  Total current liabilities                 1,477.8      1,392.3


Fiduciary liabilities                       1,699.8      1,652.1
Less - cash and investments held in
       a fiduciary capacity                (1,699.8)    (1,652.1)

                                                  -            -

Long-term debt                                411.2        409.4

Other liabilities                             652.1        568.3

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at September 30, 1995 and
  December 31, 1994                            76.8         76.8
Additional paid-in capital                    156.2        166.1
Retained earnings                           1,661.6      1,507.7
Unrealized securities holding gains,
  net of income taxes                         142.8         91.6
Cumulative translation adjustments            (70.2)      (105.4)
                                            1,967.2      1,736.8
Less - treasury shares, at cost,
 3,688,228 shares at September 30, 1995 and
 3,594,342 shares at December 31, 1994       (287.2)      (276.2)

 Total stockholders' equity                 1,680.0      1,460.6

                                           $4,221.1     $3,830.6

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)

                                               Nine Months Ended
                                                September 30,
                                                1995      1994
Operating cash flows:
Net income                                     $317.9     $299.3
   Depreciation and amortization                 99.9       90.8
   Deferred income taxes                         39.8       36.1
   Other liabilities                             (3.5)      (5.0)
   Cumulative effect of accounting change           -       10.5
   Prepaid dealer commissions                   (64.2)    (109.7)
   Other, net                                   (12.4)     (13.6)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (85.0)     (40.4)
   Other current assets                          41.0      (24.1)
   Accrued compensation and employee benefits   (17.4)       (.4)
   Accounts payable and accrued liabilities     (35.4)      (3.5)
   Accrued income taxes                           0.3        3.5
   Effect of exchange rate changes               (9.0)      14.8

   Net cash generated from operations           272.0      258.3

Financing cash flows:
Net change in debt                              140.9       96.0
Purchase of treasury shares                     (90.5)     (94.6)
Issuance of common stock                         67.8       65.1
Dividends paid                                 (158.6)    (152.9)
Other, net                                        2.4      (22.4)

   Net cash used for financing activities       (38.0)    (108.8)

Investing cash flows:
Additions to fixed assets                      (100.0)     (87.9)
Acquisitions                                     (6.8)     (10.3)
Other, net                                      (46.1)     (53.2)

   Net cash used for investing activities      (152.9)    (151.4)

Effect of exchange rate changes on cash
 and cash equivalents                             7.2        8.8

Increase in cash & cash equivalents              88.3        6.9

Cash & cash equivalents at beginning of period  294.9      332.0

Cash & cash equivalents at end of period       $383.2     $338.9

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.
    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's latest annual report on Form 10-K.


    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1995 and 1994.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $77.4 million and $56.8 million for the nine months ended September 30, 1995 and 1994, respectively.

    Net uncollected premiums and claims and the related payables amounting to $3.1 billion at September 30, 1995 and $2.8 billion at December 31, 1994, are not included in the accompanying Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and nine month periods ended September 30, 1995 and 1994.

    (In millions of shares)

                    Three Months Ended      Nine Months Ended
                       September 30,          September 30,
                    1995          1994      1995         1994

    Primary           .9            .8        .8           .8

    Fully Diluted    1.2            .8       1.1           .8

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:

                                           Nine Months Ended
                                              September 30,
    (In millions of dollars)                1995        1994
    Purchase acquisitions:
      Assets acquired, excluding cash      $21.5       $10.3
      Liabilities assumed                   (8.2)          -
      Issuance of debt and other
        obligations                         (6.5)          -
    Net cash outflow for acquisitions      $ 6.8       $10.3

    The following schedule provides details of changes in the Company's short-term and long-term debt. Although a portion of the Company's commercial paper borrowings is classified as long-term debt in the Consolidated Balance Sheets, borrowings and repayments of commercial paper are shown below based on original maturities.
                                           Nine Months Ended
                                              September 30,
    (In millions of dollars)                1995        1994
    Net change in debt with maturities
      of three months or less             $ (84.7)     $331.9
    Borrowings with maturities
      over three months                     528.9        47.9
    Repayments of debt with maturities
      over three months                    (303.3)     (283.8)
    Net increase in debt                  $ 140.9      $ 96.0

    Interest paid during the nine months ended September 30, 1995 and 1994 was $52.1 million and $36.7 million, respectively.

    Income taxes paid during the nine months ended September 30, 1995 and 1994 were $163.5 million and $164.5 million, respectively.

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

                       SEPTEMBER 30, 1995


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                   27.  Financial Data Schedule

         (b)  Reports on Form 8-K.

                   None.






                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of November, 1995 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               By:/s/FRANK J. BORELLI
                               Senior Vice President and
                               Chief Financial Officer