Form 10-K405
period 1995-12-31
MARSH & MCLENNAN COMPANIES INC
filed 1996-03-28
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1995

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

Common Stock                                         New York Stock Exchange
  (par value $1.00 per share)                         Chicago Stock Exchange
Preferred Stock Purchase Rights                       Pacific Stock Exchange
                                                       London Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___ .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K   X.

     As of February 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,007,000,000.

     As of February 29, 1996, there were outstanding 72,912,026 shares of common stock, par value $1.00 per share, of the registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE
            (only to the extent set forth in the part indicated)

Annual Report to Stockholders for the
year ended December 31, 1995...................Parts I, II and IV
Notice of Annual Meeting of Stockholders and
Proxy Statement dated March 29, 1996...........Parts I and III


                       MARSH & McLENNAN COMPANIES, INC.

                          ANNUAL REPORT ON FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                   PART I

Item 1.   Business.

     Marsh & McLennan Companies, Inc. (the "registrant"), a professional services organization with origins dating from 1871 in the United States, through its subsidiaries and affiliates, provides clients with analysis, advice and transactional capabilities in the fields of insurance and reinsurance broking, consulting and investment management.

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

     Risk management and insurance broking services, carried on throughout the world principally by Marsh & McLennan, Incorporated and its subsidiaries and affiliates, are provided for a predominantly corporate clientele engaged in a broad range of commercial activities. Clients also include various government and related agencies, non-profit organizations and individuals. Such services are provided primarily in connection with the risk management and the insurance placement processes, and involve various types of property and liability loss exposures. Services include insurance broking activities and professional counseling services on risk management issues, including risk analysis, coverage requirements, self-insurance, and alternative insurance and risk financing methods, as well as claims collection, injury management, loss prevention and other insurance related services. Services also include organization and administrative services for special purpose insurance companies and other risk assumption alternatives. Insurance coverage is placed on behalf of clients with insurers directly or through wholesale brokers. Correspondent relationships are maintained with unaffiliated firms in certain countries.

     Reinsurance services are provided to insurance and reinsurance risk takers worldwide, principally by Guy Carpenter & Company, Inc. and its subsidiaries and affiliates. Such services primarily involve acting as an intermediary for insurance and reinsurance organizations on all classes of reinsurance. The intermediary assists the insurance underwriter by providing advice, placing reinsurance coverage with reinsurance organizations located around the world, and furnishing related services. The insurance underwriting organization may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Intermediary services are also provided to reinsurance underwriters, who may also seek reinsurance on the risks they have underwritten.

     Seabury & Smith, Inc. and its subsidiaries provide insurance program management services (including the design, placement and administration of life, health, accident, disability, automobile, homeowners, professional liability and other insurance and related products) primarily on a group marketing basis to individuals, businesses and their employees, and organizations and their members in the United States and Canada, and also in the United Kingdom. It also provides underwriting management services to insurers in these countries. The Frizzell Group Limited and its subsidiaries provide motor and household insurances, life insurance and personal financial planning, and consumer finance services, including insurance premium financing programs, personal and secured loans, mortgage loans and credit cards, to members of affinity groups in the United Kingdom. On February 7, 1996, the Company signed an agreement that is expected to lead to the sale of Frizzell for approximately $289 million. The transaction, which is subject to various regulatory and other approvals, is expected to be completed by the end of the second quarter of 1996.

     Marsh & McLennan Risk Capital Corp. ("MMRCC") provides services in connection with originating, structuring and managing investments in both new and existing insurers. It is an advisor to The Trident Partnership L.P., an independent private investment partnership formed in 1994 to invest selectively in the global insurance and reinsurance industry. It is also an advisor to Risk Capital Reinsurance Company, a U.S. reinsurer formed in 1995 to provide traditional and other kinds of reinsurance, both on a stand-alone basis and as part of integrated capital solutions for insurance companies. MMRCC and its predecessor operations were instrumental in the formation of several substantial insurance and reinsurance entities, including A.C.E. Insurance Company, Ltd., X.L. Insurance Company, Ltd., and Mid Ocean Reinsurance Company Ltd., to alleviate, in part, capacity shortages in critical segments of the insurance and reinsurance business. MMRCC also advises Marsh & McLennan Risk Capital Holdings, Ltd. regarding its ownership holding in certain insurance and reinsurance entities and funds, primarily ones initiated by MMRCC.

     The revenue attributable to the registrant's insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance underwriters; interest income on premiums and, in certain cases, on claims collected and not yet remitted to insurers, reinsurers or clients, such funds being held in a fiduciary capacity; and compensation for services provided in connection with the formation and capitalization of various insurers and reinsurers, including fees, royalties and dividends as well as gains from sales of holdings in such entities. The investment of fiduciary funds is governed by the applicable laws or regulations of insurance supervisory authorities of the states in the United States and in other jurisdictions in which the registrant's subsidiaries do business. These laws and regulations typically limit the investments that may be made with such funds. The general amount of funds invested and interest rates can vary from time to time.

     Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular underwriter, and the capacity in which the registrant acts, in addition to negotiations with clients.

Commissions may also be received contingent on factors such as the volume and profitability to the underwriter of the business placed with it by the registrant during specific periods. Claims services are sometimes performed for policies placed several years previously.

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

     Consulting. Through Mercer Consulting Group, Inc., subsidiaries and affiliates of the registrant, separately and in collaboration, provide consulting services to a predominantly corporate clientele from locations around the world primarily in the areas of human resources and employee benefit programs, including retirement, health care and compensation consulting, and general management consulting.

     William M. Mercer Companies, Inc. provides professional advice and services to corporate, government and institutional clients from offices worldwide helping organizations design, implement, administer and communicate retirement, compensation and other human resource programs. In addition, Mercer advises the managements of health care providers on various business issues, including operational reengineering, improving clinical effectiveness and establishing strategic partnerships. Mercer also provides a facility for clients wishing to outsource certain human resource functions as well as for the administration of defined contribution plans.

     Mercer Management Consulting, Inc. provides advice and assistance on strategic issues, primarily to large corporations in North America, Europe and Asia particularly in the areas of strategy, growth, change, operations and marketing. Mercer Management Consulting helps its clients to develop and execute business strategies. In addition, under the Lippincott & Margulies name, Mercer Management Consulting provides marketing services relating to brand and corporate identity, as well as image.

     National Economic Research Associates, Inc. ("NERA"), a firm of consulting economists, provides advice to law firms, corporations, trade associations and governmental agencies, from offices principally in the United States and England. NERA's research and analysis addresses a broad range of micro-economic issues in areas of business and public policy.

     The major component of Mercer Consulting Group's revenue is fees paid by clients for advice in the areas noted above. In addition, commission revenue is received from insurance underwriters for the placement of individual and group insurance contracts.

     Revenue in the consulting business is affected by new products and services, the degree of regulatory change, changes involving its clients' industries, and the demand for consulting services.

     Investment Management.  Investment management and related services are provided by Putnam Investments, Inc. and its subsidiaries.

     Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, accounting and related services for a group of publicly-held investment companies registered under the Investment Company Act of 1940, including closed-end investment companies whose shares
are traded on various stock exchanges (the "Putnam Funds").   Investment
management services are also provided to profit sharing and pension funds, state retirement systems, university endowment funds, charitable foundations, collective investment vehicles and other domestic and foreign institutional accounts. A Putnam subsidiary also serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides one or more of such services to several external clients, and also provides trustee services for IRA's, corporate retirement plans and other clients. A Putnam subsidiary also acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers and financial institutions, including banks, and also directly to certain large 401(k) plans and other institutional accounts.

     Revenue attributable to Putnam is derived primarily from investment management fees. The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts which provide for a fee payable to the Putnam company that manages the account. The amount of the fee varies depending on the individual mutual fund or account and the level of assets under management and, in the case of certain institutional accounts, is also based on investment performance. Such contracts may not be assigned by the Putnam company managing the account, generally may be terminated without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam.

     A Putnam subsidiary also receives compensation from the Putnam Funds for providing shareholder services pursuant to written agreements which may be terminated by either party on 90 days' notice, and for providing custody services pursuant to a written agreement which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided.

     Putnam markets its mutual funds through broker/dealers, financial planners and financial institutions including banks. Shares of the open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount purchased. Commissions paid to broker/dealers are typically paid at the time of the purchase as a percentage of the amount invested. Essentially all Putnam Funds are available with a deferred sales charge in lieu of a front-end load. The related pre-paid dealer commissions initially paid by Putnam to broker/dealers for distributing such funds are recovered through charges and fees received over a number of years.

     Nearly all of the Putnam Funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940 under which the Putnam Funds make payments to a Putnam subsidiary to cover costs relating to distribution of the Putnam Funds and services provided to shareholders. These payments either are paid by the Putnam subsidiary directly to firms that distribute shares of the Putnam Funds for the costs of providing services to shareholders or are retained by the Putnam subsidiary as compensation for the costs of services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam.

     Assets managed by Putnam, on which management fees are based, were approximately $125.7 billion and $95.3 billion as of December 31, 1995 and 1994, respectively. Mutual fund assets aggregated $93.4 billion at December 31, 1995 and $67.2 billion at December 31, 1994. Assets under management at December 31, 1995 consisted of approximately 51% equity securities and 49% fixed income products, invested both domestically and globally. Assets under management and revenue levels are affected by fluctuations in domestic and international bond and stock market prices, and by the level of investments and withdrawals for current and new fund shareholders and clients, by the development and marketing of new investment products, and by investment performance and service to clients.

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

     No licensing or other regulatory requirements material in the aggregate to the consulting activities of the registrant apply to that activity in general; however, the subject matter of certain consulting services may result in regulation. For example, employee benefit plans are subject to various governmental regulations and services on insurance or investment matters may subject the registrant to insurance or investment and securities regulations in various jurisdictions.

     Putnam's securities investment management activities are subject to regulation in the United States by the Securities and Exchange Commission, and other federal, state and self regulatory authorities, as well as in certain other countries in which it does business.

     The registrant's business depends on the validity of, and its continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. The registrant therefore devotes significant effort toward maintaining its licenses and to ensuring compliance with a diverse and complex regulatory structure. However, in all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities.
Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations, and licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. In some instances, the registrant follows practices based on its interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that the registrant may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise fined or penalized in a given jurisdiction.

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

     Segmentation. Financial information relating to the types of services provided by the registrant and the geographic areas of its operations is incorporated herein by reference to Note 14 of the Notes to Consolidated Financial Statements on page 45 of the Annual Report to Stockholders for the year ended December 31, 1995 (the "1995 Annual Report"). The registrant's non-U.S. operations are subject to the customary risks involved in doing business in other countries, such as currency fluctuations and exchange controls.

     Employees. As of December 31, 1995, the registrant and its consolidated subsidiaries employed about 27,000 people worldwide, of whom approximately 14,800 were employed by subsidiaries providing insurance services, approximately 8,800 were employed by subsidiaries providing consulting services, approximately 3,100 were employed by subsidiaries providing investment management services and approximately 300 were employed by the registrant.

     Executive Officers of the Registrant. The executive officers of the registrant as of December 31, 1995 are Messrs. Blum, Borelli, Coster, Holbrook, Lasser, Sinnott, Smith and Wroughton, with respect to whom information is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 29, 1996 (the "1996 Proxy Statement"), and:

     Francis N. Bonsignore, age 49, who was elected Senior Vice President-Human Resources & Administration of the registrant in 1990. Immediately prior thereto, he was partner and National Director-Human Resources for Price Waterhouse.

     Gregory F. Van Gundy, age 50, who is Secretary and General Counsel of the registrant. He joined the registrant in 1974.

Item 2.   Properties.

     The registrant and four of its subsidiaries, as tenants in common, own a 56% condominium interest in a 44-story building in New York City which serves as their worldwide headquarters. The principal offices of the registrant's Bowring subsidiaries in London are located in two adjoining buildings under a lease which expires in 2077.

     The remaining business activities of the registrant and its subsidiaries are conducted principally in leased office space in cities throughout the world. No difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. From time to time, the registrant may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

Item 3.   Legal Proceedings.


     The registrant and its subsidiaries are subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering consulting and investment services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant. Information regarding disputes involving run-off reinsurance contract placements primarily in the Lloyd's market and relating to advice with respect to client purchases of guaranteed investment contracts and annuities issued by Executive Life Insurance Company are incorporated herein by reference to Note 13 of the Notes to Consolidated Financial Statements on page 44 of the 1995 Annual Report.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     Market and dividend information regarding the registrant's common stock on page 47 of the 1995 Annual Report is incorporated herein by reference.

Item 6.   Selected Financial Data.

     The selected financial data on pages 48 and 49 of the 1995 Annual Report are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information on pages 23 through 29 of the 1995 Annual Report is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

     The Consolidated Financial Statements and the Report of Independent Auditors thereto on pages 30 through 46 of the 1995 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 47 of the 1995 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on pages 17 and 18 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information as to the directors of the registrant is incorporated herein by reference to the material under the heading "Directors" in the 1996 Proxy Statement. Information as to the executive officers of the registrant is set forth in Item 1 above.

Item 11. Executive Compensation.

     Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative Total Stockholder Return" in the 1996 Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information under the heading "Security Ownership" in the 1996 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information under the headings "Employment Agreements" and "Transactions with Management and Others; Other Information" in the 1996 Proxy Statement is incorporated herein by reference.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

          1. Consolidated Financial Statements (incorporated herein by reference to pages 30 through 46 of the 1995 Annual Report):

                    Consolidated Statements of Income for the three years ended December 31, 1995

                    Consolidated Balance Sheets as of
                    December 31, 1995 and 1994

                    Consolidated Statements of Cash Flows for the three years ended December 31, 1995

                    Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1995

                    Notes to Consolidated Financial Statements

                    Report of Independent Auditors

               Supplemental Notes to Consolidated Financial Statements

               Report of Independent Auditors

               Other:

                    Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 1995 (incorporated herein by reference to page 47 of the 1995 Annual Report)

                    Ten-Year Statistical Summary of Operations (incorporated herein by reference to pages 48 and 49 of the 1995 Annual Report)

          2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

          3.   The following exhibits are filed as a part of this report:

          (3) -the registrant's restated certificate of incorporation

               -the registrant's by-laws

          (10)*-Marsh & McLennan Companies, Inc. 1992 Incentive and Stock Award Plan

               -Marsh & McLennan Companies, Inc. Restricted Shares Voluntary
                Deferral Program for U.S. Employees


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

               -Marsh & McLennan Companies Special Severance Pay
                Plan

               -Putnam Investments, Inc. Executive Deferred
                Compensation Plan

               -Marsh & McLennan Companies Supplemental
                Retirement Plan

               -Marsh & McLennan Companies Senior Management
                Incentive Compensation Plan

               -Marsh & McLennan Companies, Inc. 1995 U.S.
                Employee Cash Bonus Award Voluntary Deferral Plan

               -Marsh & McLennan Companies, Inc. 1995 Canadian
                Employee Cash Bonus Award Voluntary Deferral Plan

               -Marsh & McLennan Companies, Inc. Directors Stock
                Compensation Plan

               -Amended and Restated Employment Agreement between
                Robert Clements and Marsh & McLennan Risk Capital
                Corp. and related Guaranty of the registrant

               -Amendment to Amended and Restated Employment
                Agreement between Robert Clements and Marsh &
                McLennan Risk Capital Corp. and related Guaranty of the registrant

               -Employment Agreement between Jeffrey W. Greenberg
                and Marsh & McLennan Risk Capital Corp. and related Guaranty of the registrant

          (13) -Annual Report to Stockholders for the year ended December 31, 1995, to be deemed filed only with respect to those portions which are expressly incorporated by reference

          (21) -list of subsidiaries of the registrant

          (23) -consent of independent auditors

          (24) -powers of attorney

          (27) -Financial Data Schedule (filed only with SEC for EDGAR purposes)


     (b) No reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 1995.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 27th day of March, 1996 on its behalf by the undersigned, thereunto duly authorized.
                              MARSH & McLENNAN COMPANIES, INC.

                              By /s/ A.J.C. SMITH
                              A.J.C. SMITH
                              Chairman of the Board
                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of March, 1996.

/s/A.J.C. SMITH                      LEWIS W. BERNARD*
A.J.C. SMITH                         LEWIS W. BERNARD
Director, Chairman of the Board      Director
and Chief Executive Officer


/s/FRANK J. BORELLI                  RICHARD H. BLUM*
FRANK J. BORELLI                     RICHARD H. BLUM
Senior Vice President and            Director
Chief Financial Officer,
Director


/s/DOUGLAS C. DAVIS                  ROBERT CLEMENTS*
DOUGLAS C. DAVIS                     ROBERT CLEMENTS
Vice President and Controller        Director
(Chief Accounting Officer)

PETER COSTER*                        RICHARD M. MORROW*
PETER COSTER                         RICHARD M. MORROW
Director                             Director

RAY J. GROVES*                       GEORGE PUTNAM*
RAY J. GROVES                        GEORGE PUTNAM
Director                             Director

RICHARD E. HECKERT*                  ADELE SMITH SIMMONS*
RICHARD E. HECKERT                   ADELE SMITH SIMMONS
Director                             Director

RICHARD S. HICKOK*                   JOHN T. SINNOTT*
RICHARD S. HICKOK                    JOHN T. SINNOTT
Director                             Director

DAVID D. HOLBROOK*                   FRANK J. TASCO*
DAVID D. HOLBROOK                    FRANK J. TASCO
Director                             Director


ROBERT M.G. HUSSON*                  R. J. VENTRES*
ROBERT M.G. HUSSON                   R. J. VENTRES
Director                             Director

LAWRENCE J. LASSER*                PHILIP L. WROUGHTON*
LAWRENCE J. LASSER                 PHILIP L. WROUGHTON
Director                           Director

------------------
     *Gregory F. Van Gundy, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form l0-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.



                                    /s/GREGORY F. VAN GUNDY
                                    GREGORY F. VAN GUNDY


                        REPORT OF INDEPENDENT AUDITORS

Marsh & McLennan Companies, Inc.:

We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 29, 1996, which report expresses an unqualified opinion and includes an explanatory paragraph referring to the adoption of Statements of Financial Accounting Standards No. 112 in 1994 and No. 115 in 1993. Such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the amounts included in the supplemental notes to the consolidated financial statements (the "Notes") included herein. These Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
February 29, 1996


               MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Information concerning the Company's valuation accounts follows.

An analysis of the allowance for doubtful accounts for the three years ended December 31, 1995 follows (in millions of dollars):

                                         1995    1994      1993

Balance at beginning of year........... $52.2   $50.9     $50.9
Provision charged to operations........  12.8    11.6       8.8
Accounts written-off, net of
  recoveries........................... (10.5)  (11.3)     (7.7)
Effect of exchange rate changes........    .1     1.2       (.6)
Other..................................     -     (.2)      (.5)
                                        -----   -----     -----
Balance at end of year (A)............. $54.6   $52.2     $50.9
                                        =====   =====     =====
     (A) Includes allowance for doubtful accounts related to long-term consumer finance receivables amounting to $6.3 million in 1995, $7.3 million in 1994 and $8.0 million in 1993.

An analysis of the valuation allowance for certain foreign deferred tax assets as of December 31, 1995, 1994 and 1993 follows (in millions of dollars):
                                         1995    1994      1993

Balance at beginning of year........... $24.7   $23.6     $21.6
Provision..............................     -      .5       1.7
Effect of exchange rate changes........    .5      .6        .3
                                        -----   -----     -----
Balance at end of year (A)............. $25.2   $24.7     $23.6
                                        =====   =====     =====
     (A)  Included in other liabilities in the Consolidated Balance Sheets.

16. An analysis of intangible assets at December 31, 1995 and 1994 follows (in millions of dollars):
                                          1995    1994

Goodwill .............................. $787.4  $736.9
Other intangible assets................   92.3    87.4
                                        ------  ------
  Subtotal.............................  879.7   824.3
Less - accumulated amortization ....... (150.0) (123.3)
                                        ------  ------
     Total............................. $729.7  $701.0
                                        ======  ======

               MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Per share data, as presented in the Consolidated Statements of Income, is computed by using the average number of shares of the Company's common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three years ended December 31, 1995 (in millions of shares).

                                1995      1994      1993

  Primary                         .8        .7       1.0
                                 ===       ===       ===
  Fully Diluted                  1.1        .7       1.0
                                 ===       ===       ===



                               EXHIBIT INDEX
                                                            Page number in
                                                            sequential
                                                            numbering system

(3)  -the registrant's restated
      certificate of incorporation
      (incorporated by reference to
      the registrant's Annual Report
      on Form 10-K for the year ended
      December 31, 1987)

    -the registrant's by-laws
     (incorporated by reference to the
      registrant's Annual Report on
      Form 10-K for the year ended
      December 31, 1994)

(10) -Marsh & McLennan Companies, Inc.
      1992 Incentive and Stock Award Plan

     -Marsh & McLennan Companies, Inc. Restricted
      Shares Voluntary Deferral Program for U.S.
      Employees

     -Marsh & McLennan Companies Stock
      Investment Supplemental Plan
      (incorporated by reference to the
      registrant's Annual Report on
      Form 10-K for the year ended
      December 31, 1994)

     -Marsh & McLennan Companies Special
      Severance Pay Plan (incorporated by
      reference to the registrant's Annual
      Report on Form 10-K for the year ended
      December 31, 1992)

     -Putnam Investments, Inc. Executive
      Deferred Compensation Plan
      (incorporated by reference to the
      registrant's Annual Report on
      Form 10-K for the year ended
      December 31, 1994)

     -Marsh & McLennan Companies
      Supplemental Retirement Plan
      (incorporated by reference to
      the registrant's Annual Report on
      Form 10-K for the year ended
      December 31, 1992)


  EXHIBIT INDEX (cont'd)
                                                            Page number in
                                                            sequential
                                                            numbering system


    -Marsh & McLennan Companies, Inc.
     U.S. Employee 1995 Cash Bonus
      Award Voluntary Deferral Plan

    -Marsh & McLennan Companies, Inc.
     Canadian Employee 1995 Cash Bonus
      Award Voluntary Deferral Plan

    -Amended and Restated Employment
     Agreement between Robert Clements
     and Marsh & McLennan Risk Capital
      Corp. and related Guaranty of the
      registrant (incorporated by reference
      to the registrant's Annual Report
     on Form 10-K for the year ended
     December 31, 1994)

     -Amendment to Amended and Restated
      Employment Agreement between Robert
      Clements and Marsh & McLennan Risk
      Capital Corp. and related Guaranty
      of the Registrant

     -Employment Agreement by and between
      Jeffrey W. Greenberg and Marsh &
      McLennan Risk Capital Corp. and
      related Guaranty of the registrant

     -Marsh & McLennan Companies Senior
      Management Incentive Compensation Plan
      (incorporated by reference to the
      registrant's Annual Report on
      Form 10-K for the year ended
      December 31, 1994)

     -Marsh & McLennan Companies, Inc.
      Directors Stock Compensation Plan

(13) -Annual Report to Stockholders for the year ended December 31, 1995, to be deemed filed only with respect to those portions which are expressly incorporated by reference

(21) -list of subsidiaries of the
      registrant


         EXHIBIT INDEX (cont'd)
                                                            Page number in
                                                            sequential
                                                            numbering system



(23) -consent of independent auditors

(24) -powers of attorney

(27) -Financial Data Schedule (filed only with SEC for EDGAR purposes)