Form 10-Q
period 1996-03-31
MARSH & MCLENNAN COMPANIES INC
filed 1996-05-13
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                For quarter ended March 31, 1996



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

     As of April 30, 1996, there were outstanding 73,032,889 shares of common stock, par value $1.00 per share, of the registrant.




                   PART I, FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)



                                            Three Months Ended
                                                 March 31,
                                              1996       1995

Revenue                                     $1,070.7     $955.2

Expense                                        828.2      741.6

Operating Income                               242.5      213.6

Interest Income                                  3.5        4.1

Interest Expense                               (15.2)     (14.7)

Income Before Income Taxes                     230.8      203.0

Income Taxes                                    87.7       78.2

Net Income                                  $  143.1     $124.8

Net Income Per Share                           $1.96      $1.71

Average Number of Shares Outstanding            72.9       73.1

Dividends Declared                              $.80      $.725


                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                        (Unaudited)
                                         March 31,   December 31,
                                           1996          1995
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $316.7 at March 31, 1996 and
$290.4 at December 31, 1995)               $  338.7     $  328.1


Receivables-
  Commissions and fees                        867.1        830.5
  Advanced premiums and claims                 82.9         78.8
  Consumer finance and other                  208.4        271.5
                                            1,158.4      1,180.8

  Less-allowance for doubtful accounts        (46.8)       (48.3)
  Net receivables                           1,111.6      1,132.5

Other current assets                          228.5        218.5

    Total current assets                    1,678.8      1,679.1
Consumer finance receivables, net             153.2        151.3

Long-term securities                          449.8        411.8

Fixed assets, net                             755.6        757.5
(net of accumulated depreciation and
 amortization of $660.1 at March 31, 1996
 and $638.5 at December 31, 1995)

Intangible assets                             715.4        729.7

Other assets                                  685.7        600.1
                                           $4,438.5     $4,329.5


                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                        (Unaudited)
                                         March 31,   December 31,
                                            1996         1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  655.7     $  571.1
Accrued compensation and employee benefits    163.2        257.4
Accounts payable and accrued liabilities      453.5        485.4
Accrued income taxes                          207.8        197.4
Dividends payable                              58.4         58.2

  Total current liabilities                 1,538.6      1,569.5


Fiduciary liabilities                       1,893.0      1,672.6
Less - cash and investments held in
       a fiduciary capacity                (1,893.0)    (1,672.6)

                                                  -            -

Long-term debt                                409.7        410.6
Other liabilities                             714.6        683.9

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at March 31, 1996 and
  December 31, 1995                            76.8         76.8
Additional paid-in capital                    155.4        155.5
Retained earnings                           1,773.1      1,688.4
Unrealized securities holding gains,
  net of income taxes                         166.4        149.2
Cumulative translation adjustments            (98.4)       (86.7)
                                            2,073.3      1,983.2
Less - treasury shares, at cost,
 3,735,439 shares at March 31, 1996 and
 4,020,742 shares at December 31, 1995       (297.7)      (317.7)

 Total stockholders' equity                 1,775.6      1,665.5

                                           $4,438.5     $4,329.5


                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                                1996      1995
Operating cash flows:
Net income                                     $143.1     $124.8
   Depreciation and amortization                 34.9       32.2
   Deferred income taxes                         15.7        7.9
   Other liabilities                              3.2       (2.7)
   Prepaid dealer commissions                   (83.9)      (9.2)
   Other, net                                    (2.8)     (10.8)
Net changes in working capital
  other than cash and cash equivalents -
   Receivables                                   17.5      (40.6)
   Other current assets                          10.2       (7.1)
   Accrued compensation and employee benefits   (94.2)     (93.1)
   Accounts payable and accrued liabilities     (28.1)     (15.2)
   Accrued income taxes                          12.2       50.0
   Effect of exchange rate changes                2.9       (8.2)

   Net cash generated from operations            30.7       28.0

Financing cash flows:
Net change in debt                               86.6       73.4
Purchase of treasury shares                     (14.9)     (34.4)
Issuance of common stock                         30.6       12.8
Dividends paid                                  (58.1)     (53.1)
Other, net                                         .6       (4.6)

   Net cash provided by (used for)
     financing activities                        44.8       (5.9)

Investing cash flows:
Additions to fixed assets                       (31.5)     (33.5)
Acquisitions                                     (1.1)      (6.6)
Other, net                                      (30.8)       2.3

   Net cash used for investing activities       (63.4)     (37.8)

Effect of exchange rate changes on cash
 and cash equivalents                            (1.5)       5.9

Increase (decrease) in cash & cash equivalents   10.6       (9.8)

Cash & cash equivalents at beginning of period  328.1      294.9

Cash & cash equivalents at end of period       $338.7     $285.1




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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1996 and 1995.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $23.5 million and $24.8 million for the three months ended March 31, 1996 and 1995, respectively.

    Net uncollected premiums and claims and the related payables amounting to $3.4 billion at March 31, 1996 and $3.1 billion at December 31, 1995, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three month periods ended March 31, 1996 and 1995.

    (In millions of shares)
                                   1996        1995

    Primary                         1.1          .7

    Fully Diluted                   1.1          .7


4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                           Three Months Ended
                                                March 31,
    (In millions of dollars)                1996        1995
    Purchase acquisitions:
      Assets acquired, excluding cash       $1.1        $21.0
      Liabilities assumed                      -         (7.9)
      Issuance of debt and other
        obligations                            -         (6.5)
    Net cash outflow for acquisitions       $1.1        $ 6.6


    The following schedule provides details of changes in the Company's short-term and long-term debt. Although a portion of the Company's commercial paper borrowings is classified as long-term debt in the Consolidated Balance Sheets, borrowings and repayments of commercial paper are shown below based on original maturities.


                                           Three Months Ended
                                                March 31,
    (In millions of dollars)                1996        1995
    Net change in debt with maturities
      of three months or less             $   7.8     $(131.2)
    Borrowings with maturities
      over three months                     165.6       206.1
    Repayments of debt with maturities
      over three months                     (86.8)       (1.5)
    Net increase in debt                  $  86.6     $  73.4

    Interest paid during the three months ended March 31, 1996 and 1995 was $17.0 million and $22.5 million, respectively.

    Income taxes paid during the three months ended March 31, 1996 and 1995 were $59.2 million and $28.6 million, respectively.

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

   Among these is a group of claims relating to reinsurance contracts placed by reinsurance broking subsidiaries of the Company that were called into question. In general, these contracts concern so-called run-off exposures under which reinsurers assumed some or all remaining liability for claims against Lloyd's syndicates or other London insurers on policies, typically written in the past over a period of many years and sometimes without aggregate limits. The initial disputes, primarily between reinsurers and cedants, concerned these contracts, and have largely been resolved by negotiation, arbitration or litigation. More recently, related disputes, including litigation, have arisen or been deferred by agreement between the members of syndicates, their underwriting and members' names agencies and, in some cases, subsidiaries of the Company. The syndicate members have experienced significant and continuing losses on policies, some of which were the subject of run-off reinsurance contracts that have been voided or compromised. The Company believes that its subsidiaries performed their reinsurance broking services in conformity with accepted and customary practices in the London market.

   Subsidiaries of the Company in the course of their consulting and insurance activities advised certain clients in connection with their purchase of guaranteed investment contracts and annuities issued by Executive Life Insurance Company, which is in rehabilitation under the supervision of the California Insurance Department. Some of those clients as well as the Company's subsidiaries have been or may be involved in claims or lawsuits relating to losses in connection with those investments. In some instances, the subsidiaries have entered into agreements extending the time in which possible claims may be asserted against them, or have engaged in negotiating the deferral or resolution of claims and litigation. The Company believes that its subsidiaries acted in a proper and professional manner in connection with these matters.

   On the basis of present information, available insurance coverage and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims and lawsuits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.

7. New Accounting Standard

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. In accordance with the statement, the Company will provide new footnote disclosures in its 1996 annual report presenting pro forma net income and earnings per share amounts as if employee stock options had been expensed based on their estimated fair value on the grant date, determined by using certain option pricing models.


         Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               First Quarter Ended March 31, 1996


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

The consolidated results of operations follow:



(In millions of dollars)                 1996              1995


Revenue:
Insurance Services                    $  555.5            $541.4
Consulting                               276.9             249.6
Investment Management                    238.3             164.2
                                       1,070.7             955.2


Expense:
Compensation and Benefits                539.3             474.7
Other Operating Expenses                 288.9             266.9
                                         828.2             741.6

Operating Income                      $  242.5            $213.6

Operating Income Margin                  22.6%             22.4%



Revenue, derived mainly from commissions and fees, rose 12% from the first quarter of 1995 driven principally by increased revenue in the investment management segment, which was largely attributable to higher assets under management. Also, there was strong demand for the Company's consulting services.

Operating expenses rose 12% in the first quarter of 1996 primarily due to costs associated with staff growth as well as higher incentive compensation levels in the investment management and consulting segments commensurate with strong operating performance.

Service-related costs for investment management also increased resulting from the higher level of business activity.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are affected by fluctuations in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. In accordance with the statement, the Company will provide new footnote disclosures in its 1996 annual report presenting pro forma net income and earnings per share amounts as if employee stock options had been expensed based on their estimated fair value on the grant date, determined by using certain option pricing models.

Insurance Services


(In millions of dollars)                 1996               1995


Revenue:
Insurance Broking                       $371.1            $347.5
Reinsurance Broking                       87.6              95.4
Insurance Program Management              73.3              73.7
Interest Income on Fiduciary Funds        23.5              24.8
                                         555.5             541.4
Expense                                  399.0             387.9
Operating Income                        $156.5            $153.5
Operating Income Margin                  28.2%             28.4%



Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 7% from the first quarter of 1995. Client revenue rose primarily due to an increase in certain global specialty operations including aviation and marine coverages along with new business growth in Continental Europe. In the United States, property premium rates declined with the exception of catastrophe coverages such as coastal windstorm exposures where rates have stabilized, while the casualty market experienced renewal rates which were generally down on a year-over-year basis. The Company does not expect market conditions to change significantly in the near term.

Reinsurance Broking Revenue
Reinsurance broking revenue decreased 8% in the first quarter of 1996. The consolidation of various U.S. and U.K. insurance entity clients had the effect of reducing their global reinsurance demands. This reduction along with the impact of lower property catastrophe premium rates resulted in a 12% decline in related revenue, which was offset, in part, by an increase in revenue from Marsh & McLennan Risk Capital related activities. The Company expects these market conditions to continue for the remainder of the year.

Insurance Program Management Revenue
Insurance program management revenue decreased 1% from the first quarter of 1995. Revenue for Seabury & Smith, which operates primarily in North America, increased 5% from 1995. This growth was largely the result of increased services provided to corporations and institutions and their employees, increased insurance placed on behalf of small businesses, and higher revenue from professional liability products in the United States. Revenue for the Frizzell Group, which operates in the United Kingdom, decreased 6% in the first quarter of 1996. Excluding the impact of a stronger U.S. dollar, Frizzell's revenue decreased 3% reflecting the continued competitive marketplace for motor and household insurance services.

On February 7, 1996, the Company signed an agreement that is expected to lead to the sale of the Frizzell Group for approximately $289 million. The transaction, which is subject to various regulatory and other approvals, is expected to be completed by the end of the second quarter of 1996.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds decreased 5% in the first quarter of 1996 due to generally lower average short-term interest rates particularly in North America and Continental Europe.

Expense
Insurance services expenses increased 3% from the first quarter of 1995 primarily reflecting normal salary progressions. Expenses associated with technology and systems automation initiatives continued at approximately the prior year level.

Consulting


(In millions of dollars)                 1996               1995


Revenue                                 $276.9            $249.6
Expense                                  252.6             228.4
Operating Income                        $ 24.3            $ 21.2
Operating Income Margin                   8.8%              8.5%

Revenue
Consulting services revenue increased 11% in 1996 as demand for services in all major practices increased. Retirement consulting revenue, which represented 45% of the consulting segment, grew 10% in the first quarter reflecting higher demand in North America, Continental Europe and Latin America. Revenue rose 15% in the global compensation practice, 13% in general management consulting and 3% in health care consulting during the first quarter of 1996.

Expense
Consulting services expenses increased 11% in the first quarter of 1996. The increase reflects the impact of staff growth to support new business, higher incentive compensation and normal salary progressions.

Investment Management


(In millions of dollars)                 1996              1995


Revenue                                 $238.3            $164.2
Expense                                  164.8             115.2
Operating Income                        $ 73.5            $ 49.0
Operating Income Margin                  30.8%             29.9%



Revenue
Putnam's revenue increased 45% compared with the first quarter of 1995 reflecting exceptional growth in the level of assets under management on which management fees are earned. The higher asset level reflects a record level of mutual fund sales, higher equity market valuations and new 401(k) business.

Expense
Putnam's expenses rose 43% in the first quarter of 1996 reflecting the effect of staff growth to support new business and incentive compensation levels commensurate with strong operating performance, along with increased service-related costs resulting from the higher level of business activity.

Quarter-end and average assets under management for the first quarter are presented below:



(In billions of dollars)              1996                 1995


Mutual Funds:
Domestic Equity                      $ 54.9              $ 30.1
Taxable Bond                           26.6                23.4
Tax-Free Income                        16.2                16.0
International Equity                    4.6                 2.8
                                      102.3                72.3
Institutional Accounts:
Fixed Income                           18.5                19.1
Domestic Equity                        10.4                 7.3
International Equity                    4.7                 2.6
                                       33.6                29.0

Quarter-end Assets                   $135.9              $101.3

Average Assets                       $131.2               $98.0



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

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives. At the end of the first quarter, assets held in equity securities represented 55% of assets under management, compared with 42% in 1995, while investments in fixed income products represented 45%, compared with 58% last year.

Interest
Interest income earned on corporate funds declined to $3.5 million in the first quarter of 1996 compared with $4.1 million in 1995 primarily due to generally lower yields worldwide. Interest expense increased to $15.2 million in the first quarter of 1996 from $14.7 million in 1995 due to an increase in commercial paper borrowings. The higher level of commercial paper borrowings primarily reflected the funding of Putnam's prepaid dealer commissions which has continued to increase due to a record level of funds sold with a deferred sales charge.

Income Taxes
The Company's consolidated tax rates were 38.0% of income before income taxes in the first quarter compared with 38.5%, respectively for the comparable period of 1995. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $338.7 million on March 31, 1996, compared with $328.1 million on December 31,
1995. In the three months ended March 31, 1996, the Company generated $30.7 million of cash from operations compared with $28.0 million in 1995.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $83.9 million for the three months compared with $9.2 million during the same period of 1995. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets.

The Company's capital expenditures, which amounted to $31.5 million in the first three months of 1996 and $33.5 million in the first quarter of 1995, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

As previously mentioned, the Company has signed an agreement that is expected to lead to the sale of the Frizzell Group for approximately $289 million. Completion of the transaction is expected by the end of the second quarter of 1996.

The other liabilities in the Consolidated Balance Sheets, which totaled $714.6 million on March 31, 1996 and $683.9 million on December 31, 1995, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

                  PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                         MARCH 31, 1996


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    None.





                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 13th day of May, 1996 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               By:/s/FRANK J. BORELLI
                               Senior Vice President and
                               Chief Financial Officer