Form 10-Q
period 1996-06-30
MARSH & MCLENNAN COMPANIES INC
filed 1996-08-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 For quarter ended June 30, 1996



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

     As of July 31, 1996, there were outstanding 72,145,672 shares of common stock, par value $1.00 per share, of the registrant.





                  PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                            Three Months       Six Months Ended
                           Ended June 30,           June 30,
                            1996     1995       1996      1995

Revenue                   $1,036.8  $935.2    $2,107.5  $1,890.4

Expense                      843.5   760.3     1,671.7   1,501.9

Operating Income             193.3   174.9       435.8     388.5

Interest Income                3.5     4.4         7.0       8.5

Interest Expense             (15.9)  (16.8)      (31.1)    (31.5)

Income Before Income Taxes   180.9   162.5       411.7     365.5

Income Taxes                  65.7    60.7       153.4     138.9

Net Income                $  115.2  $101.8    $  258.3  $  226.6

Net Income Per Share         $1.58   $1.40       $3.54     $3.11

Average Number of
 Shares Outstanding           73.0    72.8        72.9      72.9

Dividends Declared            $.80   $.725       $1.60     $1.45



                  MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                         (Unaudited)
                                           June 30,  December 31,
                                             1996        1995
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $317.1 at June 30, 1996 and
$290.4 at December 31, 1995)               $  338.8    $  328.1


Receivables-
  Commissions and fees                        961.0       830.5
  Advanced premiums and claims                 76.7        78.8
  Consumer finance and other                   84.4       271.5
                                            1,122.1     1,180.8

  Less-allowance for doubtful accounts        (45.2)      (48.3)
  Net receivables                           1,076.9     1,132.5


Other current assets                          254.5       218.5

  Total current assets                      1,670.2     1,679.1

Consumer finance receivables, net                 -       151.3

Long-term securities                          463.1       411.8

Fixed assets, net                             729.3       757.5
 (net of accumulated depreciation and
  amortization of $658.1 at June 30, 1996
  and $638.5 at December 31, 1995)

Intangible assets                             553.0       729.7

Other assets                                  778.6       600.1

                                           $4,194.2    $4,329.5

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                         (Unaudited)
                                           June 30,  December 31,
                                             1996        1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  336.0     $  571.1
Accrued compensation and employee benefits    259.5        257.4
Accounts payable and accrued liabilities      432.9        485.4
Accrued income taxes                          207.9        197.4
Dividends payable                              57.9         58.2

  Total current liabilities                 1,294.2      1,569.5


Fiduciary liabilities                       1,796.3      1,672.6
Less - cash and investments held in
       a fiduciary capacity                (1,796.3)    (1,672.6)

                                                  -            -

Long-term debt                                409.5        410.6

Other liabilities                             678.6        683.9

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at June 30, 1996 and
  December 31, 1995                            76.8         76.8
Additional paid-in capital                    156.1        155.5
Retained earnings                           1,830.3      1,688.4
Unrealized securities holding gains,
  net of income taxes                         175.3        149.2
Cumulative translation adjustments           (101.3)       (86.7)
                                            2,137.2      1,983.2
Less - treasury shares, at cost,
 3,996,753 shares at June 30, 1996 and
 4,020,742 shares at December 31, 1995       (325.3)      (317.7)

 Total stockholders' equity                 1,811.9      1,665.5

                                           $4,194.2     $4,329.5

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                   June 30,
                                                1996       1995
Operating cash flows:
Net income                                     $258.3     $226.6
   Gain on sale of business                     (33.2)         -
   Unusual charges                               33.4          -
   Depreciation and amortization                 69.2       65.3
   Deferred income taxes                         29.4       27.0
   Other liabilities                             23.3       (1.4)
   Prepaid dealer commissions                  (193.5)     (37.5)
   Other, net                                    (4.1)     (10.5)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (86.5)    (113.5)
   Other current assets                           6.6       16.7
   Accrued compensation and employee benefits     5.1      (43.5)
   Accounts payable and accrued liabilities     (15.3)     (21.3)
   Accrued income taxes                          11.1        4.5
   Effect of exchange rate changes                1.9       (7.0)

   Net cash generated from operations           105.7      105.4

Financing cash flows:
Net change in debt                             (105.7)     174.1
Purchase of treasury shares                     (50.8)     (67.2)
Issuance of common stock                         38.0       18.6
Dividends paid                                 (116.5)    (105.9)
Other, net                                        2.4       (8.0)
   Net cash provided by (used for)
     financing activities                      (231.6)      11.6

Investing cash flows:
Additions to fixed assets                       (60.3)     (69.6)
Proceeds from sale of business,
 net of cash sold                               241.8          -
Acquisitions                                     (1.1)      (6.6)
Other, net                                      (41.0)      (1.5)
   Net cash provided by (used for)
     investing activities                       139.4      (77.7)

 Effect of exchange rate changes on cash
   and cash equivalents                          (2.8)       8.6

Increase in cash & cash equivalents              10.7       47.9

Cash & cash equivalents at beginning of period  328.1      294.9

Cash & cash equivalents at end of period       $338.8     $342.8

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1996 and 1995.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $45.8 million and $50.3 million for the six months ended June 30, 1996 and 1995, respectively.

    Net uncollected premiums and claims and the related payables amounting to $3.6 billion at June 30, 1996 and $3.1 billion at December 31, 1995, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and six month periods ended June 30, 1996 and 1995.

    (In millions of shares)

                             Three Months      Six Months Ended
                            Ended June 30,          June 30,
                             1996    1995       1996      1995

    Primary                   1.2     .8        1.1        .7

    Fully Diluted             1.3     .8        1.3        .8

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                            Six Months Ended
                                                 June 30,
    (In millions of dollars)                 1996       1995
    Purchase acquisitions:
      Assets acquired, excluding cash        $1.1      $21.3
      Liabilities assumed                       -       (8.2)
      Issuance of debt and other
        obligations                             -       (6.5)
    Net cash outflow for acquisitions        $1.1      $ 6.6


    The following schedule provides details of changes in the Company's short-term and long-term debt. Although a portion of the Company's commercial paper borrowings is classified as long-term debt in the Consolidated Balance Sheets, borrowings and repayments of commercial paper are shown below based on original maturities.
                                            Six Months Ended
                                                 June 30,
    (In millions of dollars)                1996        1995
    Net change in debt with maturities
      of three months or less             $(217.4)    $(275.8)
    Borrowings with maturities
      over three months                     310.5       457.9
    Repayments of debt with maturities
      over three months                    (197.8)       (8.0)
    Net (decrease) increase in debt       $(104.7)     $174.1

    Interest paid during the six months ended June 30, 1996 and 1995 was $31.3 million and $37.8 million, respectively.

    Income taxes paid during the six months ended June 30, 1996 and 1995 were $111.5 million and $115.2 million, respectively.

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


7.  New Accounting Standard

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. In accordance with the statement, the Company will provide new footnote disclosures in its 1996 annual report presenting pro forma net income and earnings per share amounts as if employee stock options had been expensed based on their estimated fair value on the grant date, determined by using certain option pricing models.


8.  Unusual Items

    In June of 1996, the Company completed the sale of The Frizzell Group Ltd. for approximately $290 million. Second quarter results include a $33.2 million pretax gain on the sale which was offset by non-recurring charges totaling
    $33.4 million, representing a $15.5 million provision related to the London market, a $10 million goodwill write-off primarily attributable to a U.K. reinsurance operation and a $7.9 million provision for various real estate matters. These amounts are included in Expense in the Consolidated Statements of Income.


        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
        Second Quarter and Six Months Ended June 30, 1996


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

The consolidated results of operations follow:


                            Second Quarter          Six Months
(In millions of dollars)     1996    1995        1996       1995



Revenue:
Insurance Services        $  478.1  $488.3     $1,033.6  $1,029.7
Consulting                   293.3   265.9        570.2     515.5
Investment Management        265.4   181.0        503.7     345.2
                           1,036.8   935.2      2,107.5   1,890.4

Expense:
Compensation and Benefits    549.5   471.0      1,088.8     945.7
Other Operating Expenses     293.8   289.3        582.7     556.2
Unusual Charge, net             .2       -           .2         -
                             843.5   760.3      1,671.7   1,501.9

Operating Income          $  193.3  $174.9     $  435.8  $  388.5

Operating Income Margin      18.6%   18.7%        20.7%     20.6%



Revenue, derived mainly from commissions and fees, rose 11% from the second quarter of 1995 and also grew by 11% for the six months, driven principally by increased revenue in the investment management segment, which was largely attributable to higher assets under management. In addition, demand for the Company's consulting services remained strong.

Operating expenses rose 11% in the second quarter of 1996 and 11% for the six months primarily due to increased incentive compensation levels particularly within the investment management segment and to a lesser degree within the consulting segment. Volume-related costs, including those associated with higher staff levels, grew for both investment management and consulting as a result of the increased level of business activity.

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

Insurance Services

                            Second Quarter         Six Months
(In millions of dollars)   1996       1995        1996     1995


Revenue:
Insurance Broking         $329.8     $323.3    $  700.9  $  670.8
Reinsurance Broking         54.3       63.4       141.9     158.8
Insurance Program
   Management               71.7       76.1       145.0     149.8
Interest Income on
   Fiduciary Funds          22.3       25.5        45.8      50.3
                           478.1      488.3     1,033.6   1,029.7

Expense                    390.2      394.2       789.2     782.1
Operating Income          $ 87.9     $ 94.1    $  244.4  $  247.6
Operating Income Margin    18.4%      19.3%       23.6%     24.0%



Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 2% from the second quarter of 1995 and 4% for the six months. Second quarter results reflect an increase in direct insurance broking revenue of 4% partially offset by lower revenue from Marsh & McLennan Risk Capital related activities. Client revenue rose primarily due to an increase in certain global specialty operations and new business growth in Europe. In the United States, commercial property premium rates declined somewhat and the casualty market experienced renewal rates which were generally down on a year-over-year basis. The Company does not expect market conditions to change significantly in the near term.

Reinsurance Broking Revenue
Reinsurance broking revenue decreased 14% in the second quarter of 1996. This decline was primarily due to the consolidation of various U.S. and U.K. insurance companies which had the effect of reducing their global reinsurance demands, the impact of lower property catastrophe premium rates, and reduced revenue from Marsh & McLennan Risk Capital related activities. The Company expects reinsurance demand and premium rates to remain unchanged for the balance of the year. For the first six months of 1996 reinsurance broking revenue decreased 11% compared with the same period of 1995.

Insurance Program Management Revenue
Insurance program management revenue decreased 6% from the second quarter of 1995 due to the sale of The Frizzell Group Limited ("Frizzell") in June 1996. Revenue for Seabury & Smith, which will comprise the whole of Program Management subsequent to the sale of Frizzell, increased 7% from the second quarter of 1995 and 6% for the six months. This growth was largely the result of increased services provided to corporations and institutions and their employees along with increased insurance placed on behalf of small businesses. Revenue for Frizzell reflected results for the two months of the quarter prior to its sale and, correspondingly, showed a decline of 20% in the second quarter of 1996. For the six months, insurance program management revenue decreased 3% compared with 1995.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds decreased 13% in the second quarter of 1996 and 9% for the six months due to generally lower average short-term interest rates particularly in North America and Continental Europe.

Expense
Insurance services expenses decreased 1% from the second quarter of 1995 primarily due to the impact of the sale of Frizzell as results reflect only two months of expenses in the second quarter. For the six months insurance services expenses increased 1% compared with 1995.

Unusual Charge, net
In June of 1996, the Company completed the sale of Frizzell for approximately $290 million. Second quarter results include a $33.2 million pretax gain on the sale which was offset by non-recurring charges totaling $33.4 million, representing a $15.5 million provision related to the London market, a $10 million goodwill write-off largely attributable to a U.K. reinsurance operation and a $7.9 million provision for various real estate matters.

Consulting

                            Second Quarter          Six Months
(In millions of dollars)   1996       1995        1996      1995


Revenue                   $293.3     $265.9      $570.2    $515.5
Expense                    259.0      234.9       511.6     463.3
Operating Income          $ 34.3     $ 31.0      $ 58.6    $ 52.2
Operating Income Margin    11.7%      11.7%       10.3%     10.1%



Revenue
Consulting services revenue increased 10% in 1996 compared with the second quarter of 1995 and grew 11% for the six months as demand for services in all major practices increased. Retirement consulting revenue, which represented 44% of the consulting segment, grew 10% for the six months reflecting higher demand in North America, Continental Europe and Latin America. Revenue rose 15% in the global compensation practice, 13% in general management consulting and 9% in health care consulting during the first six months of 1996.

Expense
Consulting services expenses increased 10% for both the second quarter of 1996 and the six months. The increase reflects the impact of staff growth to support new business, higher incentive compensation and normal salary progressions.

Investment Management

                            Second Quarter          Six Months
(In millions of dollars)    1996      1995        1996      1995


Revenue                    $265.4    $181.0      $503.7    $345.2
Expense                     185.9     120.2       350.7     235.4
Operating Income           $ 79.5    $ 60.8      $153.0    $109.8
Operating Income Margin     30.0%     33.6%       30.4%     31.8%



Revenue
Putnam's revenue increased 47% compared with the second quarter of 1995 and 46% for the six months reflecting exceptional growth in the level of assets under management on which management fees are earned. The higher asset level reflects a record level of mutual fund sales, higher equity market valuations and new 401(k) business.



Expense
Putnam's expenses rose 55% in the second quarter of 1996 and 49% for the six months reflecting the effect of significantly higher incentive compensation levels, staff growth to support new business, and increased costs resulting from the higher level of business activity.

Quarter-end and average assets under management for the second quarter are presented below:



(In billions of dollars)             1996             1995


Mutual Funds:
Domestic Equity                     $ 64.8           $ 34.7
Taxable Bond                          26.8             24.5
Tax-Free Income                       16.2             16.1
International Equity                   5.7              3.0
                                     113.5             78.3
Institutional Accounts:
Fixed Income                          18.7             19.6
Domestic Equity                       11.5              8.2
International Equity                   5.1              3.0
                                      35.3             30.8

Quarter-end Assets                  $148.8           $109.1

Average Assets                      $143.7           $106.1



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

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives. At the end of the second quarter, assets held in equity securities represented 58% of assets under management, compared with 45% in 1995, while investments in fixed income products represented 42%, compared with 55% last year.

Interest
Interest income earned on corporate funds declined to $3.5 million in the second quarter of 1996 compared with $4.4 million in 1995 and decreased 18% for the six months primarily due to generally lower yields worldwide.

Interest expense decreased to $15.9 million in the second quarter of 1996 from $16.8 million in 1995. This decline was primarily due to lower average interest rates on commercial paper borrowings. However, the average level of commercial paper borrowings during the period was higher than the comparable period of 1995 principally due to the funding of Putnam's prepaid dealer commissions as Putnam sold a record level of funds. The debt level was reduced in June as proceeds from the Frizzell transaction were applied against outstanding commercial paper borrowings. For the six months, interest expense decreased to $31.1 million from $31.5 million in 1995.

Income Taxes
The Company's consolidated tax rates were 36.3% and 37.25% of income before income taxes in the second quarter and six months of 1996 compared with 37.4% and 38.0%, respectively, for the comparable periods of 1995. The reduction in the 1996 tax rate reflects the continued implementation of tax minimization strategies around the world. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $338.8 million on June 30, 1996, compared with $328.1 million on December 31, 1995. In the six months ended June 30, 1996, the Company generated $105.7 million of cash from operations compared with $105.4 million in 1995.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $193.5 million for the six months compared with $37.5 million during the same period of 1995. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets.

The Company's capital expenditures, which amounted to $60.3 million in the first six months of 1996 and $69.6 million in 1995, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

As previously mentioned, the Company sold Frizzell for approximately $290 million in June of 1996. Subsequent to the disposition, the Company has accelerated its share repurchases under the three million share authorization approved in September
1995.

The other liabilities in the Consolidated Balance Sheets, which totaled $678.6 million on June 30, 1996 and $683.9 million on December 31, 1995, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.


                    PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                          JUNE 30, 1996

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Registrant was held on May 21, 1996. Represented at the Meeting, at which stockholders took the following actions, were 62,391,735 shares or 85.7 percent of the Registrant's 72,788,615 shares of common stock outstanding and entitled to vote:

          1. Each of the seven nominees for election as directors received at least 59,769,592 or 95.8 percent of the shares represented at the meeting. They are Robert Clements, Robert F. Erburu, Jeffrey
               W. Greenberg, Richard S. Hickok, David D. Holbrook, Adele Smith Simmons and A.J.C. Smith. The remaining directors continuing in office are:
               Lewis W. Bernard, Richard H. Blum, Frank J.
               Borelli, Peter Coster, Ray J. Groves, Lawrence J. Lasser, Richard M. Morrow, George Putnam, John T. Sinnott, Frank J. Tasco and R. J. Ventres. Philip
               L. Wroughton, who retired as vice chairman of Marsh & McLennan Companies in June 1996, did not stand for reelection to the board while Richard E. Heckert and Robert M.G. Husson retired from the board. Richard E. Heckert will serve as an advisory director of Marsh & McLennan Companies.

          2.   Stockholders approved an amendment to the Marsh
               & McLennan Companies Stock Investment Plan with a vote of 60,315,871 or 96.7 percent of the shares represented (1,086,063 opposing and 989,801 abstaining).

          3. Deloitte & Touche LLP was ratified as the Company's independent public accountants for the year ending December 31, 1996, by a vote of 62,054,486 or 99.5 percent of the shares represented (193,672 opposing and 143,577 abstaining).

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    A report on Form 8-K dated June 5, 1996 was filed by the registrant in connection with the disposition of The Frizzell Group Limited.





                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of August, 1996 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                             MARSH & McLENNAN COMPANIES, INC.





                             By:/s/FRANK J. BORELLI
                             Senior Vice President and
                             Chief Financial Officer