Form 10-Q
period 1996-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1996-11-13
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              For quarter ended September 30, 1996



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

     As of October 31, 1996, there were outstanding 71,817,894 shares of common stock, par value $1.00 per share, of the registrant.





                  PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                         Three Months Ended    Nine Months Ended
                            September 30,        September 30,
                           1996      1995       1996     1995

Revenue                    $989.0    $921.6   $3,096.5  $2,812.0

Expense                     814.8     763.2    2,486.5   2,265.1

Operating Income            174.2     158.4      610.0     546.9

Interest Income               3.7       4.7       10.7      13.2

Interest Expense            (14.5)    (15.8)     (45.6)    (47.3)

Income Before Income Taxes  163.4     147.3      575.1     512.8

Income Taxes                 60.8      56.0      214.2     194.9

Net Income                 $102.6    $ 91.3   $  360.9  $  317.9

Net Income Per Share        $1.43     $1.26      $4.97     $4.37

Average Number of
 Shares Outstanding          71.8      72.5       72.6      72.8

Dividends Declared           $.90      $.80      $2.50     $2.25



                  MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)





                                        (Unaudited)
                                       September 30, December 31,
                                           1996          1995
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $372.1 at September 30, 1996 and
$290.4 at December 31, 1995)               $  417.4     $  328.1


Receivables-
  Commissions and fees                        893.8        830.5
  Advanced premiums and claims                 84.7         78.8
  Consumer finance and other                   83.6        271.5
                                            1,062.1      1,180.8

  Less-allowance for doubtful accounts        (42.5)       (48.3)
  Net receivables                           1,019.6      1,132.5


Other current assets                          279.9        218.5

  Total current assets                      1,716.9      1,679.1

Consumer finance receivables, net                 -        151.3

Long-term securities                          466.3        411.8

Fixed assets, net                             731.6        757.5
 (net of accumulated depreciation and
  amortization of $683.7 at September 30,
  1996 and $638.5 at December 31, 1995)

Intangible assets                             552.4        729.7

Other assets                                  833.6        600.1

                                           $4,300.8     $4,329.5

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                       (Unaudited)
                                      September 30,  December 31,
                                          1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  467.9     $  571.1
Accrued compensation and employee benefits    310.6        257.4
Accounts payable and accrued liabilities      406.9        485.4
Accrued income taxes                          213.4        197.4
Dividends payable                              64.6         58.2

  Total current liabilities                 1,463.4      1,569.5


Fiduciary liabilities                       1,744.8      1,672.6
Less - cash and investments held in
       a fiduciary capacity                (1,744.8)    (1,672.6)

                                                  -            -

Long-term debt                                408.5        410.6

Other liabilities                             689.4        683.9

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 76,794,531
  shares at September 30, 1996 and
  December 31, 1995                            76.8         76.8
Additional paid-in capital                    149.0        155.5
Retained earnings                           1,868.3      1,688.4
Unrealized securities holding gains,
  net of income taxes                         176.1        149.2
Cumulative translation adjustments            (96.9)       (86.7)
                                            2,173.3      1,983.2
Less - treasury shares, at cost,
 5,086,121 shares at September 30, 1996 and
 4,020,742 shares at December 31, 1995       (433.8)      (317.7)

 Total stockholders' equity                 1,739.5      1,665.5

                                           $4,300.8     $4,329.5

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                                1996       1995
Operating cash flows:
Net income                                     $360.9     $317.9
   Gain on sale of business                     (33.2)         -
   Unusual charges                               33.4          -
   Depreciation and amortization                104.0       99.9
   Deferred income taxes                         38.7       39.8
   Other liabilities                             16.2       (3.5)
   Prepaid dealer commissions                  (267.4)     (64.2)
   Other, net                                    (4.7)     (12.4)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (28.8)     (85.0)
   Other current assets                           2.2       41.0
   Accrued compensation and employee benefits    56.1      (17.4)
   Accounts payable and accrued liabilities     (41.9)     (35.4)
   Accrued income taxes                          22.7        0.3
   Effect of exchange rate changes                4.6       (9.0)

   Net cash generated from operations           262.8      272.0

Financing cash flows:
Net change in debt                               24.4      140.9
Purchase of treasury shares                    (225.4)     (90.5)
Issuance of common stock                         96.3       67.8
Dividends paid                                 (174.5)    (158.6)
Other, net                                        2.4        2.4

   Net cash used for financing activities      (276.8)     (38.0)

Investing cash flows:
Additions to fixed assets                       (93.4)    (100.0)
Proceeds from sale of business,
 net of cash sold                               241.8          -
Acquisitions                                     (4.7)      (6.8)
Other, net                                      (37.9)     (46.1)
   Net cash provided by (used for)
     investing activities                       105.8     (152.9)

Effect of exchange rate changes on cash
  and cash equivalents                           (2.5)       7.2

Increase in cash & cash equivalents              89.3       88.3

Cash & cash equivalents at beginning of period  328.1      294.9

Cash & cash equivalents at end of period       $417.4     $383.2

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1996 and 1995.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $71.0 million and $77.4 million for the nine months ended September 30, 1996 and 1995, respectively.

    Net uncollected premiums and claims and the related payables amounting to $2.9 billion at September 30, 1996 and $3.1 billion at December 31, 1995, are not included in the accompanying Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and nine month periods ended September 30, 1996 and 1995.

    (In millions of shares)

                    Three Months Ended      Nine Months Ended
                       September 30,          September 30,
                    1996          1995      1996         1995

    Primary          1.2            .9       1.2           .8

    Fully Diluted    1.4           1.2       1.4          1.1

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                           Nine Months Ended
                                              September 30,
    (In millions of dollars)                1996        1995
    Purchase acquisitions:
      Assets acquired, excluding cash      $ 8.1       $21.5
      Liabilities assumed                   (3.4)       (8.2)
      Issuance of debt and other
        obligations                            -        (6.5)
    Net cash outflow for acquisitions      $ 4.7       $ 6.8

    The following schedule provides details of changes in the Company's short-term and long-term debt. Although a portion of the Company's commercial paper borrowings is classified as long-term debt in the Consolidated Balance Sheets, borrowings and repayments of commercial paper are shown below based on original maturities.
                                           Nine Months Ended
                                             September 30,
    (In millions of dollars)                1996        1995
    Net change in debt with maturities
      of three months or less              $ (2.8)     $(84.7)
    Borrowings with maturities
      over three months                     391.0       528.9
    Repayments of debt with maturities
      over three months                    (363.8)     (303.3)
    Net increase in debt                   $ 24.4      $140.9

    Interest paid during the nine months ended September 30, 1996 and 1995 was $45.0 million and $52.1 million, respectively.

    Income taxes paid during the nine months ended September 30, 1996 and 1995 were $155.2 million and $163.5 million, respectively.

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

    Among these is a group of claims relating to reinsurance contracts placed by reinsurance broking subsidiaries of the Company that were called into question. In general, these contracts concern so-called run-off exposures under which reinsurers assumed some or all remaining liability for claims against Lloyd's syndicates or other London insurers on policies, typically written in the past over a period of many years and sometimes without aggregate limits. The initial disputes, primarily between reinsurers and cedants, concerned these contracts, and have largely been resolved. More recently, related disputes, including litigation, have arisen or been deferred by agreement between the members of syndicates, their underwriting and members' names agencies and, in some cases, subsidiaries of the Company. The syndicate members have experienced significant and continuing losses on policies, some of which were the subject of run-off reinsurance contracts that have been voided or compromised. As part of the Lloyd's Reconstruction and Renewal ("R&R") plan, most of this group of claims have been extinguished or assigned to the reinsurance entity created to effectuate the R&R plan. The Company believes that its subsidiaries performed their reinsurance broking services in conformity with accepted and customary practices in the London market.

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


8.  Unusual Items

    In June 1996, the Company completed the sale of The Frizzell Group Limited for approximately $290 million. Second quarter results include a $33.2 million pretax gain on the sale which was offset by non-recurring charges totaling $33.4 million, representing a $15.5 million provision related to the London market, a $10 million goodwill write-off primarily attributable to a U.K. reinsurance operation and a $7.9 million provision for various real estate matters. These amounts are included in Expense in the Consolidated Statements of Income.

         Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
     Third Quarter and Nine Months Ended September 30, 1996


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

The consolidated results of operations follow:


                             Third Quarter         Nine Months
(In millions of dollars)     1996    1995        1996       1995



Revenue:
Insurance Services          $425.0  $459.1     $1,458.6  $1,488.8
Consulting                   292.2   269.0        862.4     784.5
Investment Management        271.8   193.5        775.5     538.7
                             989.0   921.6      3,096.5   2,812.0

Expense:
Compensation and Benefits    542.1   482.5      1,630.9   1,428.2
Other Operating Expenses     272.7   280.7        855.4     836.9
Unusual Charge, net              -       -           .2         -
                             814.8   763.2      2,486.5   2,265.1

Operating Income            $174.2  $158.4     $  610.0  $  546.9

Operating Income Margin      17.6%   17.2%        19.7%     19.4%



Revenue, derived mainly from commissions and fees, rose 7% from the third quarter of 1995 and 10% for the nine months. Excluding The Frizzell Group Limited ("Frizzell"), which was sold in June 1996, revenue grew 12% for both the third quarter and the nine months driven principally by increased revenue in the investment management segment, largely attributable to higher assets under management. In addition, there was increased demand for the Company's consulting services.

Operating expenses rose 7% in the third quarter of 1996 and 10% for the nine months. Excluding the impact of Frizzell, operating expenses grew 11% for both the third quarter and the nine months primarily due to increased incentive compensation levels especially within investment management. Volume-related costs, particularly those associated with higher staff levels, grew for both investment management and consulting as a result of the increased level of business activity.

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

Insurance Services

                             Third Quarter        Nine Months
(In millions of dollars)   1996       1995        1996     1995


Revenue:
Insurance Broking         $293.9     $280.6    $  994.8  $  951.4
Reinsurance Broking         62.2       72.4       204.1     231.2
Insurance Program
   Management               43.7       79.0       188.7     228.8
Interest Income on
   Fiduciary Funds          25.2       27.1        71.0      77.4
                           425.0      459.1     1,458.6   1,488.8

Expense                    363.0      385.8     1,152.2   1,167.9
Operating Income          $ 62.0     $ 73.3    $  306.4  $  320.9
Operating Income Margin    14.6%      16.0%       21.0%     21.6%



Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 5% from the third quarter of 1995 and 5% for the nine months. Third quarter results reflect a 3% increase in direct insurance broking revenue along with higher revenue from Marsh & McLennan Risk Capital related activities. Client revenue rose primarily due to an increase in new business in the United States offset by declines in commercial property and casualty premium rates. The Company does not expect premium rate levels to change significantly in the near term and anticipates that the insurance broking marketplace will continue to be highly competitive.

Reinsurance Broking Revenue
Reinsurance broking revenue decreased 14% in the third quarter of 1996. This decline was primarily due to the consolidation among various U.S. and U.K. insurance companies and higher risk retentions which had the effect of reducing reinsurance demands, and the impact of lower property catastrophe premium rates. The Company expects a similar decline in reinsurance broking revenue during the fourth quarter. For the first nine months of 1996 reinsurance broking revenue decreased 12% compared with the same period of 1995.

Insurance Program Management Revenue
Insurance program management revenue decreased 45% from the third quarter of 1995 and 18% for the nine months due to the sale of Frizzell. Revenue for Seabury & Smith, which comprises the whole of program management subsequent to the sale of Frizzell, increased 7% from the third quarter of 1995 and 6% for the nine months. This growth was largely the result of increased services provided to corporations and institutions and their employees along with increased insurance placed on behalf of small businesses.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds decreased 7% in the third quarter of 1996 and 8% for the nine months due to generally lower average short-term interest rates particularly in North America and Continental Europe.

Expense
Insurance services expenses decreased 6% from the third quarter of 1995 and 1% for the nine months due to the sale of Frizzell. Excluding the impact of Frizzell, expenses increased 2% in the third quarter compared with the prior year and 1% for the nine months reflecting continued cost containment measures while maintaining expenditures for systems related improvements.

Unusual Charge, net
In June 1996, the Company completed the sale of Frizzell for approximately $290 million. Second quarter results include a $33.2 million pretax gain on the sale which was offset by non-recurring charges totaling $33.4 million, representing a $15.5 million provision related to the London market, a $10 million goodwill write-off largely attributable to a U.K. reinsurance operation and a $7.9 million provision for various real estate matters.

Consulting

                             Third Quarter         Nine Months
(In millions of dollars)   1996       1995        1996      1995


Revenue                   $292.2     $269.0      $862.4    $784.5
Expense                    258.5      238.0       770.1     701.3
Operating Income          $ 33.7     $ 31.0      $ 92.3    $ 83.2
Operating Income Margin    11.5%      11.5%       10.7%     10.6%



Revenue
Consulting services revenue increased 9% in 1996 compared with the third quarter of 1995 and grew 10% for the nine months. Retirement consulting revenue, which represented 43% of the consulting segment, grew 8% in the third quarter reflecting higher demand in North America, Continental Europe and Latin America. Revenue rose 18% in health care consulting and 16% in the global compensation practice while general management consulting revenue was essentially flat during the third quarter of 1996. For the nine months, retirement consulting revenue grew 9% while revenue rose 15% in the global compensation practice, 13% in health care consulting and 9% in general management consulting.

Expense
Consulting services expenses increased 9% in the third quarter of 1996 and 10% for the nine months. The increase primarily reflects the impact of staff growth to support new business, higher incentive compensation and normal salary progressions.

Investment Management

                             Third Quarter         Nine Months
(In millions of dollars)    1996      1995        1996      1995


Revenue                    $271.8    $193.5      $775.5    $538.7
Expense                     181.0     127.3       531.7     362.7
Operating Income           $ 90.8    $ 66.2      $243.8    $176.0
Operating Income Margin     33.4%     34.2%       31.4%     32.7%



Revenue
Putnam's revenue increased 40% compared with the third quarter of 1995 and 44% for the nine months reflecting exceptional growth in the level of assets under management on which management fees are earned. The higher asset level reflects a substantial increase in the level of mutual fund sales, higher equity market valuations and new 401(k) business.

Expense
Putnam's expenses rose 42% in the third quarter of 1996 and 47% for the nine months reflecting the effect of significantly higher incentive compensation levels, staff growth to support new business, and increased costs resulting from the higher level of business activity.

Quarter-end and average assets under management for the third quarter are presented below:



(In billions of dollars)             1996             1995


Mutual Funds:
Domestic Equity                     $ 72.7           $ 40.9
Taxable Bond                          28.0             25.0
Tax-Free Income                       16.3             16.2
International Equity                   6.4              3.3
                                     123.4             85.4
Institutional Accounts:
Fixed Income                          18.6             18.6
Domestic Equity                       12.9              8.7
International Equity                   5.3              3.5
                                      36.8             30.8

Quarter-end Assets                  $160.2           $116.2

Average Assets                      $150.8           $112.5



Assets under management are affected by fluctuations in domestic and international bond and stock market prices, by the level of investments and withdrawals for current and new fund shareholders and clients, by the development and marketing of new investment products, and by investment performance and service to clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives. At the end of the third quarter, assets held in equity securities represented 61% of assets under management, compared with 49% in 1995, while investments in fixed income products represented 39%, compared with 51% last year.

Interest
Interest income earned on corporate funds declined to $3.7 million in the third quarter of 1996 compared with $4.7 million in 1995 and decreased 19% for the nine months primarily due to generally lower yields worldwide.

Interest expense decreased to $14.5 million in the third quarter of 1996 from $15.8 million in 1995. This decline was primarily due to lower average interest rates on commercial paper borrowings. The average level of commercial paper borrowings during the period was slightly higher than the comparable period of 1995 principally due to the funding of Putnam's prepaid dealer commissions and the cash outflows associated with the Company's share repurchases which more than offset the lower level of debt following the Frizzell transaction. For the nine months, interest expense decreased to $45.6 million from $47.3 million in 1995.

Income Taxes
The Company's consolidated tax rates were 37.25% of income before income taxes in the third quarter and nine months of 1996 compared with 38.0%, respectively, for the comparable periods of 1995. The reduction in the 1996 tax rate reflects the continued implementation of tax minimization strategies around the world. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $417.4 million on September 30, 1996, compared with $328.1 million on December 31, 1995. In the nine months ended September 30, 1996, the Company generated $262.8 million of cash from operations compared with $272.0 million in 1995.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $267.4 million for the nine months of 1996 compared with $64.2 million during the same period of 1995. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets.

The Company's capital expenditures, which amounted to $93.4 million in the first nine months of 1996 and $100.0 million in 1995, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

As previously mentioned, the Company sold Frizzell for approximately $290 million in June of 1996. Subsequent to the disposition, the Company repurchased 2.2 million of its own shares.

The other liabilities in the Consolidated Balance Sheets, which totaled $689.4 million on September 30, 1996 and $683.9 million on December 31, 1995, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.


                   PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                       SEPTEMBER 30, 1996


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    None.







                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of November, 1996 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                             MARSH & McLENNAN COMPANIES, INC.





                             By:/s/FRANK J. BORELLI
                             Senior Vice President and
                             Chief Financial Officer