Form 10-K
period 1996-12-31
MARSH & MCLENNAN COMPANIES INC
filed 1997-03-31
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                        Marsh & McLennan Companies, Inc.
                           1166 Avenue of the Americas
                          New York, New York 10036-2774
                                 (212) 345-5000

                          Commission file number 1-5998
                        State of Incorporation: Delaware
                  I.R.S. Employer Identification No. 36-2668272

Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange
Title of each class               on which registered
-------------------               -----------------------
Common Stock                      New York Stock Exchange
  (par value $1.00
  per share)                      Chicago Stock Exchange
Preferred Stock
  Purchase Rights                 Pacific Stock Exchange
                                  London Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

      As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,449,000,000.

      As of February 28, 1997, there were outstanding 72,700,750 shares of common stock, par value $1.00 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
              (only to the extent set forth in the part indicated)

Annual Report to Stockholders for the
  year ended December 31, 1996 . . . . . .         Parts I, II and IV
Notice of Annual Meeting of
  Stockholders and Proxy Statement dated
  March 31, 1997 . . . . . . . . . . . . .         Part III

                        MARSH & McLENNAN COMPANIES, INC.

                            -----------------------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                            -----------------------

                                     PART I

Item 1. Business.

      Marsh & McLennan Companies, Inc. (the "registrant"), a professional services organization with origins dating from 1871 in the United States, is a holding company which, through its subsidiaries and affiliates, provides clients with analysis, advice and transactional capabilities in the fields of insurance and reinsurance broking, investment management and consulting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 29 of the Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"), which is incorporated herein by reference, for a discussion of the registrant's revenues and operating income by industry segment for each of the last three fiscal years.

      On March 27, 1997, Johnson & Higgins, the leading privately held insurance services and employee benefit consulting firm, became a subsidiary of the registrant pursuant to an agreement entered into on March 12, 1997. Established in New York in 1845, Johnson & Higgins provides risk management and benefit consulting services to clients worldwide. Its 1996 revenues totaled $1.2 billion. Except to the extent specifically identified herein, the information contained in this Form 10-K reflects the business and operations of the registrant without giving effect to the consummation of the transaction with Johnson & Higgins.

      Insurance Services. Registrant's insurance services are provided by its subsidiaries and their affiliates on a worldwide basis, as broker, agent or consultant for insureds, insurance underwriters and other brokers. These services are principally provided by Marsh & McLennan, Incorporated and Guy Carpenter & Company, Inc., a reinsurance intermediary, and their subsidiaries and affiliates. Seabury & Smith, Inc. and its subsidiaries and affiliates provide insurance program management services involving a wide range of insurance and related products for individuals and others through both sponsored and non-sponsored affinity group programs primarily in the United States and Canada. Marsh & McLennan Risk Capital Corp. provides services principally in connection with originating, structuring and managing investments in the insurance industry.

      Risk management and insurance broking services, carried on throughout the world principally by Marsh & McLennan, Incorporated and its subsidiaries and affiliates, are provided for a predominantly corporate clientele through offices in more than 80 countries, primarily in North and South America, Europe and Asia Pacific. Clients are companies engaged in a broad range of commercial activities, including general industries, financial and professional services, aviation, marine, energy construction, land transportation, healthcare and utility concerns. Clients also include various government and related agencies, non-profit and other organizations, and individuals.

      Such risk management and insurance broking services involve various types of property and liability loss exposures, including large and complex risks that require access to world insurance markets. Services provided to clients include insurance broking activities and professional counseling services on risk management issues, including risk analysis, coverage requirements, self-insurance (in which the insured retains a portion of its insurance risks), and alternative insurance and risk financing methods, as well as claims collection, injury management, loss prevention and other insurance related services. Services also include organization and administrative services for special purpose insurance companies and other risk assumption alternatives. Insurance placement services include the placement of insurance coverages with insurers world-wide, sometimes involving other intermediaries. Correspondent relationships are maintained with unaffiliated firms in certain countries. In January 1997, the registrant acquired CECAR SA, a French insurance broker, resulting in the registrant becoming the largest insurance broker in France.

      Reinsurance services are provided to insurance and reinsurance risk takers worldwide, principally by Guy Carpenter & Company, Inc. and its subsidiaries and affiliates, from offices principally in North America and Europe. Such services primarily involve acting as an intermediary for insurance and reinsurance organizations on all classes of reinsurance. The intermediary assists the insurer by providing advice, placing reinsurance coverage with reinsurance organizations located around the world, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis and catastrophe modeling. Claims services are often performed for policies placed a number of years previously. The insurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Intermediary services are also provided to reinsurance companies, which may also seek reinsurance on the risks they have reinsured.

      Seabury & Smith, Inc. and its subsidiaries and affiliates provide insurance program management services (including the design, placement and administration of life, health, accident, disability, automobile, homeowners, professional liability and other insurance, and related products) primarily on a group marketing basis to individuals, businesses and their employees, and associations and other affinity groups and their members in the United States and Canada. It provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages. The Frizzell Group Limited and its subsidiaries, which provided insurance program management, personal financial planning and consumer finance services in the United Kingdom, were sold in 1996.

      Marsh & McLennan Risk Capital Corp. ("MMRCC") provides services in connection with originating, structuring and managing investments in the insurance industry. It is an advisor to The Trident Partnership L.P., an independent private investment partnership formed in 1994 to make private equity investments in the global insurance and reinsurance industry. MMRCC is also an advisor to Risk Capital Reinsurance Company (a subsidiary of Risk Capital Holdings, Inc., a publicly held corporation), which is based in the United States and was formed in 1995 to provide traditional and other kinds of reinsurance, both on a stand-alone basis and as part of integrated capital solutions for insurance companies. MMRCC and its predecessor operations were instrumental in the formation of several substantial insurance and reinsurance entities, including A.C.E. Insurance Company, Ltd., X.L. Insurance Company, Ltd. and Mid Ocean Reinsurance Company Ltd. MMRCC also advises its immediate parent company, Marsh & McLennan Risk Capital Holdings, Ltd., regarding the latter's ownership holdings in certain insurance and reinsurance entities and funds, primarily ones initiated by MMRCC. As a result of the foregoing activities, subsidiaries and affiliates of the registrant may have direct or indirect investments in insurance and reinsurance companies, including entities at Lloyd's, which are considered for client placements by the registrant's insurance and reinsurance brokerage businesses.

      The revenue attributable to the registrant's insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; interest income on premiums, and in certain cases on claims, collected and not yet remitted to insurers, reinsurers or clients, such funds being held in a fiduciary capacity; and compensation for services provided in connection with the formation and capitalization of various insurers and reinsurers, including fees, royalties and dividends, as well as appreciation that has been realized on sales of holdings in such entities.

      Revenue generated by insurance services is affected by premium rate levels in the property and casualty insurance markets and available insurance capacity, as compensation is frequently related to the premiums paid by insureds. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, lost business, merging of clients (including insurance companies that are clients in the reinsurance intermediary business) and the volume of business from new and existing clients, as well as by interest rates for fiduciary funds. In many cases compensation may be negotiated in advance with certain clients on an annual basis based upon the estimated value of the services to be performed. Revenue and fees also may be received from originating, structuring and managing investments in insurers, and income and proceeds also may be derived from investments made by the registrant. Revenues vary from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production, whereas expenses tend to be more uniform throughout the year.

      Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, and the capacity in which the broker acts, in addition to negotiations with clients. Occasionally, commissions are shared with other brokers that have participated in placing insurance or servicing insureds. Placement services revenue includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the broker with that insurer, the loss performance to the insurer of that business or the aggregate commissions paid by the insurer for that book during specific periods. In some cases, compensation for brokerage or advisory services is paid directly as a fee by the client.

      The investment of fiduciary funds is governed by the applicable laws or regulations of insurance authorities of the states in the United States and in other jurisdictions in which the registrant's subsidiaries do business. These laws and regulations typically limit the type of investments that may be made with such funds. The general amount of funds invested and interest rates may vary from time to time.

      Investment Management. Investment management and related services are provided by Putnam Investments, Inc. and its subsidiaries ("Putnam"). Putnam has been engaged in the investment management business since 1937, with its principal offices in Boston, Massachusetts. Putnam also has offices in London and Tokyo. Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

      Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, accounting and related services for a group of publicly-held investment companies. As of December 31, 1996, there were 99 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 17 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding media for variable insurance contracts. Investment management services are also provided to corporate profit sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles and other domestic and foreign institutional accounts.

      Assets managed by Putnam, on which management fees are based, were approximately $173.4 billion and $125.7 billion as of December 31, 1996 and 1995, respectively. Mutual fund assets aggregated $133.8 billion at December 31, 1996 and $93.4 billion at December 31, 1995. Assets under management at December 31, 1996 consisted of approximately 62% equity securities and 38% fixed income products, invested both domestically and globally.

      Putnam's revenues are derived primarily from its investment management fees. Assets under management and revenue levels are affected by fluctuations in domestic and international bond and stock market prices, and by the level of investments and withdrawals for current and new fund shareholders and clients. They are also affected by investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Fluctuations in interest rates and in the yield curve will have an effect on fixed income assets under management and may influence the flow of monies to and from fixed-income funds and accounts. Fluctuations in the prices of stocks have a similar effect on equity assets under management and may influence the flow of monies to and from equity funds and accounts.

      The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts which provide for a fee payable to the Putnam company that manages the account. The amount of the fee varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their "assignment", generally may be terminated by either party without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or registrant. Management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors.

      A Putnam subsidiary, Putnam Fiduciary Trust Company, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides one or more of such services to several external clients. Putnam Fiduciary Trust Company receives compensation from the Putnam Funds for such services pursuant to written agreements which may be terminated by either party on 90 days' notice, and for providing custody services pursuant to written agreements which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided. In addition, Putnam Fiduciary Trust Company provides administrative and trustee (or custodian) services for employee benefit plans (in particular 401(k) plans), IRA's and other clients for which it receives compensation pursuant to service and trust or custodian contracts. In the case of employee benefit plans, investment options are selected by the plan sponsors and include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments. In some instances, The Putnam Advisory Company, Inc., a Putnam subsidiary, acts as investment manager for a plan's fixed income portfolio and receives compensation for such investment management services pursuant to an investment management agreement.

      Putnam Mutual Funds Corp., a Putnam subsidiary, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and also directly to certain large 401(k) plans and other institutional accounts. Shares of the open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount purchased. In some cases the sales charge is assessed if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund when they believe such an investment decision is appropriate without the payment of additional sales charges.

      Commissions to selling dealers are typically paid at the time of the purchase as a percentage of the amount invested. Essentially all Putnam Funds are available with a contingent deferred sales charge in lieu of a front-end load. The related prepaid dealer commissions initially paid by Putnam to broker/dealers for distributing such funds are recovered through charges and fees received over a number of years.

      Nearly all of the open-end Putnam Funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940 under which the Putnam Funds make payments to a Putnam subsidiary to cover costs relating to distribution of the Putnam Funds and services provided to shareholders. These payments enable the Putnam subsidiary to pay service fees and other continuing compensation to firms that provide services to Putnam Fund shareholders and distribute shares of the Putnam Funds. Some Rule 12b-1 fees are retained by the Putnam subsidiary as compensation for the costs of services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam. Failure of the Trustees to approve continuation of the Rule 12b-1 plans for Class B (deferred sales charge) shares would have a material adverse effect on Putnam.

      Consulting. Through Mercer Consulting Group, Inc., subsidiaries and affiliates of the registrant, separately and in collaboration, provide consulting services to a predominantly corporate clientele from locations around the world, primarily in the areas of human resources and employee benefit programs, including retirement, health care and compensation; and general management consulting, which comprises strategy, operations and marketing. The Company also provides economic consulting and analysis.

      William M. Mercer Companies, Inc. ("William M. Mercer") provides professional advice and services to corporate, government and institutional clients from offices in approximately 27 countries and territories, primarily in North and South America, Western Europe, East Asia, Australia and New Zealand. Consultants help organizations design, implement, administer and communicate retirement, compensation and other human resource programs, and provide other types of actuarial advice. In addition, William M. Mercer advises the management of health care providers on various business issues, including operational reengineering, improving clinical effectiveness and establishing strategic partnerships. Through its investment consultants, William M. Mercer assists trustees of pension funds and others in the selection of investment managers and investment strategies.

      Mercer Management Consulting, Inc. provides advice and assistance on issues of business strategy, primarily to large corporations in North America, Europe and Asia. Consultants help senior executives more fully understand the behavior of their customers, optimize the economics of their business, and structure their organizations, processes and systems to achieve their strategic goals. In addition, under the Lippincott & Margulies name, Mercer Management Consulting, Inc. provides consulting services relating to brand and corporate identity and image.

      National Economic Research Associates, Inc. ("NERA"), a firm of consulting economists, provides advice to law firms, corporations, trade associations and governmental agencies, from offices in the United States, England and Spain. NERA provides research and analysis of economic and financial issues arising in litigation, regulation, public policy and management.

      The major component of Mercer Consulting Group's revenue is fees paid by clients for advice. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. Also, in the 401(k) record keeping business, 12(b)(1) fees are received from mutual funds for which record keeping services are provided.

      Revenue in the consulting business is affected by changes in clients' industries, including government regulation, as well as new products and services, the stage of the economic cycle and broad trends in the management of large organizations.

      Regulation. The activities of the registrant are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, territories and possessions, as well as laws of other countries in which the registrant's subsidiaries operate. These laws and regulations are primarily intended to benefit clients.

      The registrant's three business segments depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. The registrant therefore devotes significant effort toward maintaining its licenses and to ensuring compliance with a diverse and complex regulatory structure.

      In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures and fines. In some instances, the registrant follows practices based on its interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that the registrant may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise fined or penalized in a given jurisdiction.

      No assurances can be given that the registrant's insurance, investment management or consulting activities can continue to be conducted in any given jurisdiction as in the past.

      Insurance Services. While the laws and regulations vary among jurisdictions, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of the registrant's insurance activities are governed by the rules of the Lloyd's insurance market in London and self-regulatory organizations in other jurisdictions. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if the registrant has no licensed subsidiary, the registrant may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

      Investment Management. Putnam's securities investment management activities are subject to regulation in the United States by the Securities and Exchange Commission, and other federal, state and self regulatory authorities, as well as in certain other countries in which it does business. Putnam's officers, directors and employees may from time to time own securities which are also held by the Putnam funds or institutional accounts. Putnam's internal policies with respect to individual investments require prior clearance and reporting of transactions and restrict certain transactions so as to reduce the possibility of conflicts of interests.

      To the extent that existing or future regulations affecting the sale of Putnam fund shares or other investment products or their investment strategies cause or contribute to reduced sales of Putnam fund shares or investment products or impair the investment performance of the Putnam funds or such other investment products, Putnam's aggregate assets under management and its revenues might be adversely affected. Changes in regulations affecting the free movement of international currencies might also adversely affect Putnam.

      Consulting. No licensing or other regulatory requirements material in the aggregate to the consulting activities of the registrant's subsidiaries apply to that activity in general; however, the subject matter of certain consulting services may result in regulation. For example, employee benefit plans are subject to various governmental regulations, and services related to investment matters or the placing of individual and group insurance contracts subject the registrant's subsidiaries to insurance or investment and securities regulations and licensing in various jurisdictions.

      Competitive Conditions. Principal methods of competition in insurance services and consulting include the quality and types of services and products that a broker or consultant provides its clients and their cost. Putnam competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products, as well as the manner in which such products are distributed, and the scope and quality of the shareholder and other services provided. Sales of Putnam fund shares are also influenced by general securities market conditions, government regulations, global economic conditions and advertising and sales promotional efforts.

      All these businesses also encounter strong competition from both public corporations and private firms in attracting and retaining qualified employees.

      Insurance Services. The insurance and reinsurance broking services business of the registrant is believed to be among the largest of its type in the world.

      The registrant encounters strong competition in the insurance services business from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States and in other countries, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other financial services businesses, including commercial and investment banks that provide risk-related services and products.

      Certain insureds and groups of insureds have established programs of self insurance, as a supplement or alternative to third-party insurance, thereby reducing in some cases the need for insurance placement services. There are also many other providers of insurance program management services, including many insurance companies, and many other organizations seeking to structure and manage investments in the insurance industry.

      Investment Management. Putnam Investments is one of the largest investment management firms in the United States. The investment management business is highly competitive. In addition to competition from firms already in the investment management business, including commercial banks, stock brokerage and investment banking firms, and insurance companies, there is competition from other firms offering financial services and other investment alternatives.

      Many securities dealers, whose large retail distribution systems play an important role in the sale of shares in the Putnam funds, also sponsor competing proprietary mutual funds. To the extent that such securities dealers value the ability to offer customers a broad selection of investment alternatives, they will continue to sell independent funds, notwithstanding the availability of proprietary products. However, to the extent that these firms limit or restrict the sale of Putnam fund shares through their brokerage systems in favor of their proprietary mutual funds, assets under management might decline and Putnam's revenues might be adversely affected. In addition, a number of mutual fund sponsors presently market their funds to the general public without sales charges. Certain firms also offer passively managed funds such as index funds to the general public.

      Consulting. Mercer Consulting Group, one of the largest global consulting firms, is a leader in many of its businesses. William M. Mercer is the world's largest human resources consulting organization. Mercer Management Consulting is a leader in strategy consulting. NERA is a leading firm of consulting economists.

      William M. Mercer, Mercer Management Consulting and NERA compete with other privately held and publicly held worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms as well as consulting organizations affiliated with accounting firms, information systems providers, investment management organizations and other financial services firms, some of which emphasize administrative or consulting services related to other services, including the management of 401(k) plan funds, the design of information and other technology systems, and administrative functions outsourced by corporations.

      Segmentation of Activity by Type of Service and Geographic Area of Operation. Financial information relating to the types of services provided by the registrant and the geographic areas of its operations is incorporated herein by reference to Note 15 of the Notes to Consolidated Financial Statements on page 45 of the 1996 Annual Report. The registrant's non-U.S. operations are subject to the customary risks involved in doing business in other countries, such as currency fluctuations and exchange controls.

      Employees. As of December 31, 1996, the registrant and its consolidated subsidiaries employed about 27,000 people worldwide, of whom approximately 13,250 were employed by subsidiaries providing insurance services, approximately 4,200 were employed by subsidiaries providing investment management services, approximately 9,250 were employed by subsidiaries providing consulting services, and approximately 300 were employed by the registrant.

      INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. This report and the registrant's financial statements and other documents incorporated herein by reference may contain forward-looking statements. Such statements may include, without limitation, discussions concerning revenue and expense growth, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the registrant's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, expert's reports and opinions, as well as management's expectations concerning future events impacting the registrant. Forward looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward looking statements contained or incorporated herein include the impact of changes in insurance markets and natural catastrophes in the case of registrant's insurance services business, changes in worldwide and national securities and fixed income markets in the case of registrant's investment management business and, with respect to all of registrant's activities, changes in worldwide and national economies, fluctuations in foreign currencies, changes in interest rates and the impact of tax and other legislation and regulation in the jurisdictions in which the registrant operates.

Item 2. Properties.

      The registrant and four of its subsidiaries, as tenants in common, own a 56% condominium interest in a 44-story building in New York City which serves as their worldwide headquarters. The principal offices of the registrant's Bowring subsidiaries in London are located in two adjoining buildings on land under a lease which expires in 2077.

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

Item 3. Legal Proceedings.

      The registrant and its subsidiaries are subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant. Information regarding disputes involving run-off reinsurance contract placements primarily in the Lloyd's market and relating to advice with respect to client purchases of guaranteed investment contracts and annuities issued by Executive Life Insurance Company are incorporated herein by reference to Note 14 of the Notes to Consolidated Financial Statements on page 44 of the 1996 Annual Report.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Market and dividend information regarding the registrant's common stock on page 47 of the 1996 Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data.

      The selected financial data on pages 48 and 49 of the 1996 Annual Report are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information on pages 23 through 29 of the 1996 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

      The Consolidated Financial Statements and the Report of Independent Auditors thereto on pages 30 through 46 of the 1996 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 47 of the 1996 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on pages 23 and 24 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information as to the directors of the registrant and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material under the headings "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 31, 1997 (the "1997
Proxy Statement").

      The executive officers of the registrant as of December 31, 1996 are Messrs. Blum, Borelli, Coster, Greenberg, Holbrook, Lasser, Sinnott and Smith, with respect to whom information is incorporated herein by reference to the 1997 Proxy Statement, and:

            Francis N. Bonsignore, age 50, has been Senior Vice President-Human Resources & Administration of the registrant since 1990. Immediately prior thereto, he was partner and National Director-Human Resources for Price Waterhouse.

            Gregory F. Van Gundy, age 51, is Secretary and General Counsel of the registrant. He joined the registrant in 1974.

Item 11. Executive Compensation.

      Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative Total Stockholder Return" in the 1997 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information under the heading "Security Ownership" in the 1997 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information under the headings "Employment and Consulting Agreements" and "Transactions with Management and Others; Other Information" in the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

            1. Consolidated Financial Statements (incorporated herein by reference to pages 30 through 46 of the 1996 Annual Report):

                        Consolidated Statements of Income for the three years ended December 31, 1996

                        Consolidated Balance Sheets as of December 31, 1996 and 1995

                        Consolidated Statements of Cash Flows for the three years ended December 31, 1996

                        Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996

                        Notes to Consolidated Financial Statements

                        Report of Independent Auditors

                  Supplemental Notes to Consolidated Financial Statements

                  Report of Independent Auditors

                  Other:

                        Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 1996 (incorporated herein by reference to page 47 of the 1996 Annual Report)

                        Ten-Year Statistical Summary of Operations (incorporated herein by reference to pages 48 and 49 of the 1996 Annual Report)

            2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

            3.    The following exhibits are filed as a part of this report:

            (3) --the registrant's restated certificate of incorporation
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1987)

                --the registrant's by-laws

            (10)--Stock Purchase Agreement, dated as of March 12, 1997, by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14, 1997)

                --Marsh & McLennan Companies, Inc. 1997 Senior Executive
                  Incentive and Stock Award Plan (subject to stockholder approval at the 1997 annual meeting)

                --Marsh & McLennan Companies, Inc. 1992 Incentive and Stock
                  Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                  1995)

                --Marsh & McLennan Companies, Inc. Restricted Shares Voluntary
                  Deferral Program for U.S. Employees (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

                --Marsh & McLennan Companies Stock Investment Supplemental
                  Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

                --Marsh & McLennan Companies Special Severance Pay Plan (as
                  amended and restated 11/21/96)

                --Putnam Investments, Inc. Executive Deferred Compensation
                  Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

                --Marsh & McLennan Companies Supplemental Retirement Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

                --Marsh & McLennan Companies Senior Management Incentive
                  Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

                --Marsh & McLennan Companies, Inc. U.S. Employee 1996 Cash
                  Bonus Award Voluntary Deferral Plan

                --Marsh & McLennan Companies, Inc. Canadian Employee 1996 Cash
                  Bonus Award Voluntary Deferral Plan

                --Marsh & McLennan Companies, Inc. Directors Stock
                  Compensation Plan (as amended and restated 11/21/96)

                --Amended and Restated Employment Agreement effective as of
                  December 31, 1993 between Robert Clements and Marsh & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

                --Amendment to Amended and Restated Employment Agreement made as of March 21, 1996 between Robert Clements and Marsh & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                  1995)

                --Agreement made as of March 29, 1996 between Robert Clements,
                  Marsh & McLennan Risk Capital Corp. and Marsh & McLennan Risk Capital Holdings, Ltd.

                --Employment Agreement between Jeffrey W. Greenberg and Marsh
                  & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                  1995)

            (13)--Annual Report to Stockholders for the year ended December 31,
                  1996, to be deemed filed only with respect to those portions which are expressly incorporated by reference

            (21)--list of subsidiaries of the registrant
                  (as of 2/28/97)

            (23)--consent of independent auditors

            (24)--powers of attorney

            (27)--Financial Data Schedule (filed only with SEC for EDGAR purposes)

      (b) No reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 31st day of March, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                    MARSH & McLENNAN COMPANIES, INC.


                                    By /s/ A.J.C. SMITH
                                       -------------------------------
                                    A.J.C. SMITH
                                    Chairman of the Board
                                    and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 31st day of March, 1997.

/s/A.J.C. SMITH                            LEWIS W. BERNARD*
-----------------------------------        -------------------------------
A.J.C. SMITH                               LEWIS W. BERNARD
Director, Chairman of the Board            Director
   and Chief Executive Officer


/s/FRANK J. BORELLI                        RICHARD H. BLUM*
-----------------------------------        -------------------------------
FRANK J. BORELLI                           RICHARD H. BLUM
Senior Vice President and                  Director
   Chief Financial Officer,
   Director


/s/DOUGLAS C. DAVIS                        ROBERT CLEMENTS*
-----------------------------------        -------------------------------
DOUGLAS C. DAVIS                           ROBERT CLEMENTS
Vice President and Controller              Director
   (Chief Accounting Officer)


PETER COSTER*                              RICHARD M. MORROW*
-----------------------------------        -------------------------------
PETER COSTER                               RICHARD M. MORROW
Director                                   Director

ROBERT F. ERBURU*                          GEORGE PUTNAM*
-----------------------------------        -------------------------------
ROBERT F. ERBURU                           GEORGE PUTNAM
Director                                   Director


JEFFREY W. GREENBERG*                      ADELE SMITH SIMMONS*
-----------------------------------        -------------------------------
JEFFREY W. GREENBERG                       ADELE SMITH SIMMONS
Director                                   Director


RAY J. GROVES*                             JOHN T. SINNOTT*
-----------------------------------        -------------------------------
RAY J. GROVES                              JOHN T. SINNOTT
Director                                   Director


RICHARD S. HICKOK*                         FRANK J. TASCO*
-----------------------------------        -------------------------------
RICHARD S. HICKOK                          FRANK J. TASCO
Director                                   Director


DAVID D. HOLBROOK*                         R. J. VENTRES*
-----------------------------------        -------------------------------
DAVID D. HOLBROOK                          R. J. VENTRES
Director                                   Director


LAWRENCE J. LASSER*
-----------------------------------
LAWRENCE J. LASSER
Director


----------
* Gregory F. Van Gundy, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form l0-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.


                                    /s/GREGORY F. VAN GUNDY
                                    -----------------------------
                                    GREGORY F. VAN GUNDY

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 26, 1997 (March 12, 1997, as to the last paragraph of Note 3); such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental notes to the consolidated financial statements (the "Notes") listed in Item 14. These Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
February 26, 1997

                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Information concerning the Company's valuation accounts follows:

An analysis of the allowance for doubtful accounts for the three years ended December 31, 1996 follows (in millions of dollars):

                                            1996           1995           1994
                                            -----          -----          -----

Balance at beginning of year .........      $54.6          $52.2          $50.9
Provision charged to operations ......        9.9           12.8           11.6
Accounts written-off, net of
  recoveries .........................      (10.2)         (10.5)         (11.3)
Effect of exchange rate changes ......        0.9             .1            1.2
Other ................................      (11.9)(B)       --              (.2)
                                            -----          -----          -----
Balance at end of year (A)............      $43.3          $54.6(A)       $52.2
                                            =====          =====          =====

      (A) Includes allowance for doubtful accounts related to long-term consumer finance receivables amounting to $6.3 million in 1995 and $7.3 million in 1994.

      (B)   Includes $11.2 million relating to the sale of Frizzell.

An analysis of the valuation allowance for certain foreign deferred tax assets as of December 31, 1996, 1995 and 1994 follows (in millions of dollars):

                                                   1996        1995        1994
                                                   -----       -----       -----

Balance at beginning of year ...............       $25.2       $24.7       $23.6
Provision ..................................        --          --            .5
Effect of exchange rate changes ............         2.2          .5          .6
                                                   -----       -----       -----
Balance at end of year (A) .................       $27.4       $25.2       $24.7
                                                   =====       =====       =====

      (A)   Included in other liabilities in the Consolidated Balance Sheets.

                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. An analysis of intangible assets at December 31, 1996 and 1995 follows (in millions of dollars):

                                                          1996            1995
                                                         ------          ------

Goodwill .......................................         $608.7          $787.4
Other intangible assets ........................           92.3            92.3
                                                         ------          ------
  Subtotal .....................................          701.0           879.7
Less - accumulated amortization ................         (155.7)         (150.0)
                                                         ------          ------
      Total ....................................         $545.3 (A)      $729.7
                                                         ======          ======

      (A) The decrease from December 31, 1995 is primarily due to the sale of Frizzell ($142.5 million) and goodwill write-offs ($17 million).

18. Per share data, as presented in the Consolidated Statements of Income, is computed by using the average number of shares of the Company's common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three years ended December 31, 1996 (in millions of shares).

                                          1996           1995       1994
                                          ----           ----       ----

      Primary                              1.3             .8         .7
                                           ===            ===        ===
      Fully Diluted                        1.7            1.1         .7
                                           ===            ===        ===

                                  EXHIBIT INDEX

         (3)(a) --the registrant's restated certificate of incorporation (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1987)

            (b) --the registrant's by-laws

        (10)(a) --Stock Purchase Agreement, dated as of March 12, 1997, by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14, 1997)

            (b) --Marsh & McLennan Companies, Inc. 1997 Senior Executive
                  Incentive and Stock Award Plan (subject to stockholder approval at the 1997 annual meeting)

            (c) --Marsh & McLennan Companies, Inc. 1992 Incentive and
                  Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

            (d) --Marsh & McLennan Companies, Inc. Restricted Shares Voluntary
                  Deferral Program for U.S. Employees (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

            (e) --Marsh & McLennan Companies Stock Investment Supplemental
                  Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

            (f) --Marsh & McLennan Companies Special Severance Pay Plan (as
                  amended and restated 11/21/96)

            (g) --Putnam Investments, Inc. Executive Deferred Compensation Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

            (h) --Marsh & McLennan Companies Supplemental Retirement Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

            (i) --Marsh & McLennan Companies Senior Management Incentive
                  Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

            (j) --Marsh & McLennan Companies, Inc. U.S. Employee 1996 Cash
                  Bonus Award Voluntary Deferral Plan

            (k) --Marsh & McLennan Companies, Inc. Canadian Employee 1996 Cash
                  Bonus Award Voluntary Deferral Plan

            (l) --Marsh & McLennan Companies, Inc. Directors Stock
                  Compensation Plan (as amended and restated 11/21/96)

            (m) --Amended and Restated Employment Agreement effective as of
                  December 31, 1993 between Robert Clements and Marsh & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

            (n) --Amendment to Amended and Restated Employment Agreement made as of March 21, 1996 between Robert Clements and Marsh & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                  1995)

            (o) --Agreement made as of March 29, 1996 between Robert Clements,
                  Marsh & McLennan Risk Capital Corp. and Marsh & McLennan Risk Capital Holdings, Ltd.

            (p) --Employment Agreement between Jeffrey W. Greenberg and Marsh
                  & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                  1995)

           (13) --Annual Report to Stockholders for the year ended December 31, 1996, to be deemed filed only with respect to those portions which are expressly incorporated by reference

           (21) --list of subsidiaries of the registrant
                  (as of 2/28/97)

           (23) --consent of independent auditors

           (24) --powers of attorney

           (27) --Financial Data Schedule (filed only with SEC for EDGAR purposes)