Form 10-Q
period 1997-03-31
MARSH & MCLENNAN COMPANIES INC
filed 1997-05-15
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                For quarter ended March 31, 1997



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

     As of April 30, 1997, there were outstanding 82,887,800 shares of common stock, par value $1.00 per share, of the registrant.





        INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


This report may contain forward-looking statements. Such statements may include, without limitation, discussions concerning revenue and expense growth, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company"). Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting the Company. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include the impact of changes in insurance markets and natural catastrophes in the case of the Company's insurance services business, changes in worldwide and national securities and fixed income markets in the case of the Company's investment management business and, with respect to all of the Company's activities, changes in worldwide and national economies, fluctuations in foreign currencies, changes in interest rates and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                 PART I, FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                              1997       1996

Revenue                                     $1,208.7   $1,070.7

Expense                                        931.4      828.2

Operating Income                               277.3      242.5

Interest Income                                  3.2        3.5

Interest Expense                               (17.5)     (15.2)

Income Before Income Taxes                     263.0      230.8

Income Taxes                                    98.6       87.7

Net Income                                  $  164.4   $  143.1

Net Income Per Share                           $2.25      $1.96

Average Number of Shares Outstanding            73.0       72.9

Dividends Declared                              $.90       $.80

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                        (Unaudited)
                                         March 31,   December 31,
                                           1997          1996
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $543.5 at March 31, 1997 and
$261.1 at December 31, 1996)               $  592.4     $  299.6


Receivables-
  Commissions and fees                      1,205.3        937.6
  Advanced premiums and claims                 89.4         88.5
  Other receivables                           109.1        103.0
                                            1,403.8      1,129.1

  Less-allowance for doubtful accounts        (40.3)       (43.3)
  Net receivables                           1,363.5      1,085.8

Other current assets                          440.8        363.2

    Total current assets                    2,396.7      1,748.6

Long-term securities                          571.3        573.3

Fixed assets, net                             954.0        770.1
(net of accumulated depreciation and
 amortization of $721.3 at March 31, 1997
 and $695.7 at December 31, 1996)

Intangible assets                           2,133.2        545.3

Other assets                                1,202.4        907.9
                                           $7,257.6     $4,545.2

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                        (Unaudited)
                                         March 31,   December 31,
                                            1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  618.2     $  392.4
Accrued compensation and employee benefits    229.9        391.7
Accounts payable and accrued liabilities      933.8        447.5
Accrued income taxes                          268.3        259.6
Dividends payable                              72.1         65.1

  Total current liabilities                 2,122.3      1,556.3


Fiduciary liabilities                       2,525.2      1,685.9
Less - cash and investments held in
       a fiduciary capacity                (2,525.2)    (1,685.9)

                                                  -            -

Long-term debt                              1,169.7        458.2
Other liabilities                             963.9        642.1

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 86,615,314
  shares at March 31, 1997 and 76,794,531
  at December 31, 1996                         86.6         76.8
Additional paid-in capital                  1,150.2        148.1
Retained earnings                           1,993.9      1,901.6
Unrealized securities holding gains,
  net of income taxes                         217.3        221.2
Cumulative translation adjustments           (120.6)       (75.7)
                                            3,327.4      2,272.0
Less - treasury shares, at cost,
 3,778,885 shares at March 31, 1997 and
 4,475,571 shares at December 31, 1996       (325.7)      (383.4)

 Total stockholders' equity                 3,001.7      1,888.6

                                           $7,257.6     $4,545.2

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                                1997      1996
Operating cash flows:
Net income                                     $164.4     $143.1
   Depreciation and amortization                 37.1       34.9
   Deferred income taxes                           .8       15.7
   Other liabilities                             (6.5)       3.2
   Prepaid dealer commissions                   (61.3)     (83.9)
   Other, net                                     2.7       (2.8)
Net changes in working capital
  other than cash and cash equivalents -
   Receivables                                  (19.8)      17.5
   Other current assets                          (2.5)      10.2
   Accrued compensation and employee benefits  (173.9)     (94.2)
   Accounts payable and accrued liabilities      16.2      (28.1)
   Accrued income taxes                         (13.6)      12.2
   Effect of exchange rate changes               (7.3)       2.9

   Net cash generated from
     (used for) operations                      (63.7)      30.7

Financing cash flows:
Net increase in commercial paper                505.6      154.8
Other borrowings                                399.9         .6
Other repayments                               (121.1)     (68.8)
Purchase of treasury shares                         -      (14.9)
Issuance of common stock                         55.5       30.6
Dividends paid                                  (65.1)     (58.1)
Other, net                                          -         .6

   Net cash provided by
     financing activities                       774.8       44.8

Investing cash flows:
Additions to fixed assets                       (51.4)     (31.5)
Acquisitions                                   (374.6)      (1.1)
Other, net                                       12.9      (30.8)

   Net cash used for investing activities      (413.1)     (63.4)

Effect of exchange rate changes on cash
 and cash equivalents                            (5.2)      (1.5)

Increase in cash & cash equivalents             292.8       10.6

Cash & cash equivalents at beginning of period  299.6      328.1

Cash & cash equivalents at end of period       $592.4     $338.7

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1997 and 1996.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $23.1 million and $23.5 million for the three months ended March 31, 1997 and 1996, respectively.

    Net uncollected premiums and claims and the related payables amounting to $4.9 billion at March 31, 1997 and $3.2 billion at December 31, 1996, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three month periods ended March 31, 1997 and 1996.

    (In millions of shares)
                                   1997        1996

    Primary                         1.9         1.1

    Fully Diluted                   1.9         1.1

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for annual and interim periods ending after December 15, 1997. In accordance with this statement, the Company will include the required basic and diluted earnings per share figures on the face of the income statement in the 1997 Annual Report. The adoption of this accounting standard would not have had a material impact on the reported earnings per share figure for the first quarter.

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                           Three Months Ended
                                                March 31,
    (In millions of dollars)                 1997       1996
    Purchase acquisitions:
      Assets acquired, excluding cash     $ 2,535.7      $1.1
      Liabilities assumed                  (1,155.7)        -
      Shares issued                        (1,005.4)        -
    Net cash outflow for acquisitions     $   374.6      $1.1

    Interest paid during the three months ended March 31, 1997 and 1996 was $16.1 million and $17.0 million, respectively.

    Income taxes paid during the three months ended March 31, 1997 and 1996 were $98.4 million and $59.2 million, respectively.

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

6. Acquisitions

   On March 27, 1997, the Company consummated a strategic business combination with Johnson & Higgins ("J&H"), a privately-held insurance broking and employee benefit consulting firm. The Company agreed to pay total consideration of approximately $1.8 billion consisting of approximately $600 million in cash and approximately 9.8 million shares of the Company's common stock. Approximately $1.3 billion has been paid and approximately $500 million will be paid in equal annual installments on each of the next three or four anniversaries of the closing date. The business combination is being accounted for using the purchase method of accounting. Accordingly, the goodwill of approximately $1.4 billion which results from the preliminary purchase price allocation will be amortized over 40 years.

   Subject to certain limited exceptions, an agreed number of shares issued in connection with this transaction may not be sold during the first and second years following the closing. In addition, approximately 800,000 shares of common stock were placed in escrow for a period of up to two years in order to secure certain indemnification obligations with respect to certain representations and warranties.

   The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1997 and 1996, respectively.

   (In millions of dollars, except per share figures)

                                          Quarter Ended March 31,
                                            1997           1996

   Revenue                                $1,523.0       $1,338.2
   Net Income                                179.0          151.6
   Earnings per share                         2.16           1.83

   The pro forma information is based on certain estimates and assumptions which the Company believes are reasonable. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the dates indicated or which may occur in the future.

   In January 1997, the Company purchased Compagnie Europeenne De Courtage d'Assurances et de Reassurances ("CECAR"), an insurance broker in France, for approximately $200 million. The 1996 pro forma information presented above does not include the operating results of CECAR since the impact is not material.

7. Claims, Lawsuits and Other Contingencies

   The Company and its subsidiaries are subject to various claims and lawsuits, consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services that arise in the ordinary course of business. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant.

   Among these is a group of claims relating to reinsurance contracts placed by reinsurance broking subsidiaries of the Company that were called into question. In general, these contracts concern so-called run-off exposures under which reinsurers assumed some or all remaining liability for claims against Lloyd's syndicates or other London insurers on policies, typically written in the past over a period of many years and sometimes without aggregate limits. Over several years, disputes concerning these contracts and involving cedants, reinsurers, members of syndicates, their underwriting and members' names agencies and, in some instances, subsidiaries of the Company have been negotiated, litigated or deferred. As part of the Lloyd's Reconstruction and Renewal ("R&R") Plan, most of this group of claims have been extinguished or assigned to the reinsurance entity created to effectuate the R&R Plan. The Company believes that its subsidiaries performed their reinsurance broking services in conformity with accepted and customary practices in the London market.

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


             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               First Quarter Ended March 31, 1997


General
Marsh & McLennan Companies, Inc. and Subsidiaries (the "Company") is a professional services firm with insurance services, investment management and consulting businesses. More than 36,000 employees provide analysis, advice and transactional capabilities to clients worldwide.

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's latest annual report on Form 10-K.

The consolidated results of operations follow:



(In millions of dollars)                 1997              1996


Revenue:
Insurance Services                    $  562.7          $  555.5
Investment Management                    340.6             238.3
Consulting                               305.4             276.9
                                       1,208.7           1,070.7


Expense:
Compensation and Benefits                627.3             539.3
Other Operating Expenses                 304.1             288.9
                                         931.4             828.2

Operating Income                      $  277.3          $  242.5

Operating Income Margin                  22.9%             22.6%



Revenue, derived mainly from commissions and fees, rose 13% from the first quarter of 1996 driven principally by increased revenue in the investment management segment, which was largely attributable to higher assets under management. Also, there was strong demand for the Company's retirement, global compensation, health care and economic consulting services.

Operating expenses rose 12% in the first quarter of 1997 primarily due to costs associated with staff growth as well as higher incentive compensation levels in the investment management segment commensurate with strong operating performance. Service-related costs for investment management also increased resulting from the higher level of business activity.

The Company's strategic business combination with Johnson &
Higgins, completed on March 27th, will be reflected in its results of operations beginning with the second quarter of 1997.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are affected by fluctuations in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.


Insurance Services


(In millions of dollars)                 1997               1996


Revenue:
Insurance Broking                       $422.5            $371.1
Reinsurance Broking                       75.8              87.6
Insurance Program Management              41.3              73.3
Interest Income on Fiduciary Funds        23.1              23.5
                                         562.7             555.5
Expense                                  405.2             399.0
Operating Income                        $157.5            $156.5
Operating Income Margin                  28.0%             28.2%



Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 14% from the first quarter of 1996. Excluding the impact of the acquisition of Compagnie Europeenne De Courtage d'Assurances et de Reassurances ("CECAR"), an international insurance broker headquartered in France, revenue grew 4%. Client revenue rose primarily due to new business in the United States and Europe, offset by declines in commercial property and casualty premium rates. The Company does not expect market conditions to change significantly in the near term.

Reinsurance Broking Revenue
Reinsurance broking revenue decreased 13% in the first quarter of 1997. This decline was primarily due to reduced demand for reinsurance resulting from the consolidation among various U.S. and U.K. insurance companies, reduced reinsurance demand due to higher risk retentions by ceding insurance companies, the impact of lower property catastrophe premium rates, and lower Marsh & McLennan Risk Capital related revenue.

Insurance Program Management Revenue
Insurance program management revenue decreased 44% from the first quarter of 1996 due to the sale of Frizzell. Revenue for Seabury & Smith, which represents the whole of program management subsequent to the sale of Frizzell, increased 5% from 1996. This growth was largely the result of increased services provided to associations and their members, along with increased insurance placed on behalf of small businesses.
Interest Income on Fiduciary Funds
Interest income on fiduciary funds decreased 2% in the first quarter of 1997 due to generally lower average short-term interest rates outside the United States.

Expense
Insurance services expenses increased 2% from the first quarter of 1996. Compensation and benefit expenses increased 3% primarily reflecting normal salary progressions while other operating expenses grew 1%.

Investment Management


(In millions of dollars)                 1997              1996


Revenue                                 $340.6            $238.3
Expense                                  236.7             164.8
Operating Income                        $103.9            $ 73.5
Operating Income Margin                  30.5%             30.8%



Revenue
Putnam's revenue increased 43% compared with the first quarter of 1996 reflecting exceptional growth in the level of assets under management on which management fees are earned. The higher asset level reflects a record amount of mutual fund sales over the last twelve months and significantly higher equity market valuations compared with the first quarter of 1996.

Expense
Putnam's expenses rose 44% in the first quarter of 1997 reflecting the effect of staff growth to support new business and incentive compensation levels commensurate with strong operating performance, along with increased service-related costs, including a new service center, resulting from the higher level of business activity.

Quarter-end and average assets under management for the first quarter are presented below:



(In billions of dollars)              1997                 1996


Mutual Funds:
Domestic Equity                      $ 83.9              $ 54.9
Taxable Bond                           30.7                26.6
Tax-Free Income                        15.9                16.2
International Equity                    8.7                 4.6
                                      139.2               102.3
Institutional Accounts:
Fixed Income                           18.9                18.5
Domestic Equity                        14.3                10.4
International Equity                    7.2                 4.7
                                       40.4                33.6

Quarter-end Assets                   $179.6              $135.9

Average Assets                       $181.9              $131.2



Assets under management are affected by fluctuations in domestic and international bond and stock market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. They are also affected by investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant. At the end of the first quarter, assets held in equity securities represented 64% of assets under management, compared with 55% in 1996, while investments in fixed income products represented 36%, compared with 45% last year.

Consulting


(In millions of dollars)                 1997               1996


Revenue                                 $305.4            $276.9
Expense                                  277.0             252.6
Operating Income                        $ 28.4            $ 24.3
Operating Income Margin                   9.3%              8.8%

Revenue
Consulting services revenue increased 10% in 1997 as demand for services increased in all major practices except general management consulting. Retirement consulting revenue, which represented 44% of the consulting segment, grew 9% in the first quarter reflecting higher demand in the United States, Continental Europe and Latin America. Revenue rose 15% in the global compensation practice, and 10% in health care consulting during the first quarter of 1997. General management consulting experienced a decline of 2%, which was more than offset by a 19% increase in economic consulting.

Expense
Consulting services expenses increased 10% in the first quarter of 1997. The increase primarily reflects the impact of staff growth to support new business and normal salary progressions.

Interest
Interest income earned on corporate funds declined to $3.2 million in the first quarter of 1997 compared with $3.5 million in 1996 primarily due to generally lower yields outside the United States. Interest expense increased to $17.5 million in the first quarter of 1997 from $15.2 million in 1996 due to increases in commercial paper and bank borrowings. The higher level of commercial paper borrowings primarily reflected the funding of Putnam's prepaid dealer commissions which have continued to increase due to the level of funds sold with a deferred sales charge. The increased level of bank borrowings outstanding during the quarter were used to finance the Company's acquisition of CECAR.

Income Taxes
The Company's consolidated tax rates were 37.5% of income before income taxes in the first quarter compared with 38.0% for the comparable period of 1996. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
On March 27, 1997, the Company reported that it had completed its strategic business combination with Johnson & Higgins, a leading insurance broker, previously announced on March 12, 1997 for total consideration of approximately $1.8 billion. Approximately one-third of the total consideration was payable in cash and two-thirds in the Company's common stock. The Company also purchased CECAR for approximately $200 million during January 1997. The cash portion of these transactions are being financed with bank borrowings and commercial paper. The March 31, 1997 balance sheet reflects these combinations.

The Company's cash and cash equivalents aggregated $592.4 million on March 31, 1997, compared with $299.6 million on December 31,
1996. This increase primarily reflects the consolidation of cash associated with the businesses acquired.

Excluding the impact of the business combinations, the Company experienced a net cash outflow from operations reflecting the payments made in 1997 for the 1996 incentive compensation programs and the continuing cash requirements of Putnam's prepaid dealer commissions.

The Company's capital expenditures, which amounted to $51.4 million in the first three months of 1997 and $31.5 million in the first quarter of 1996, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for annual and interim periods ending after December 15, 1997. In accordance with this statement, the Company will include the required basic and diluted earnings per share figures on the face of the income statement in the 1997 Annual Report.

The other liabilities in the Consolidated Balance Sheets, which totaled $963.9 million on March 31, 1997 and $642.1 million on December 31, 1996, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

                   PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                         MARCH 31, 1997


Item 5.   Other Information

          On May 1, 1997, the Company, through its wholly-owned subsidiary Seabury & Smith, Inc., acquired all of the capital stock of Albert H. Wohlers & Co. from its existing stockholders in exchange for an aggregate of 471,625 shares of the Company's common stock, par value $1.00 per share. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    A report on Form 8-K dated March 14, 1997 was filed by the Company in connection with the Johnson & Higgins business combination.






                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of May, 1997 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               /s/ Frank J. Borelli
                               Senior Vice President and
                               Chief Financial Officer