Form 10-Q
period 1997-06-30
MARSH & MCLENNAN COMPANIES INC
filed 1997-08-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 For quarter ended June 30, 1997



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

     As of July 31, 1997, there were outstanding 168,493,036 shares of common stock, par value $1.00 per share, of the registrant.






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

                 PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                            Three Months       Six Months Ended
                           Ended June 30,           June 30,
                            1997      1996      1997      1996

Revenue                   $1,449.8  $1,036.8  $2,658.5  $2,107.5

Expense                    1,188.2     843.5   2,119.6   1,671.7

Operating Income             261.6     193.3     538.9     435.8

Interest Income                7.8       3.5      11.0       7.0

Interest Expense             (31.4)    (15.9)    (48.9)    (31.1)

Income Before Income Taxes   238.0     180.9     501.0     411.7

Income Taxes                  93.0      65.7     191.6     153.4

Net Income                $  145.0  $  115.2  $  309.4  $  258.3

Net Income Per Share (A) (B)  $.87      $.79     $1.97     $1.77

Average Number of
 Shares Outstanding (A)      167.0     146.0     156.7     145.8

Dividends Declared            $.50      $.40      $.95      $.80


(A) Restated to reflect the two-for-one stock split in the form of a 100% stock distribution issued on June 27, 1997.

(B) Net income per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per share amounts may not equal the total for the year.

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                        (Unaudited)
                                          June 30,   December 31,
                                            1997         1996
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $440.7 at June 30, 1997 and
$261.1 at December 31, 1996)               $  500.4     $  299.6


Receivables-
  Commissions and fees                      1,247.1        937.6
  Advanced premiums and claims                102.0         88.5
  Other receivables                           110.4        103.0
                                            1,459.5      1,129.1

  Less-allowance for doubtful accounts        (44.3)       (43.3)
  Net receivables                           1,415.2      1,085.8

Other current assets                          460.1        363.2

    Total current assets                    2,375.7      1,748.6

Long-term securities                          642.1        573.3

Fixed assets, net                             969.1        770.1
(net of accumulated depreciation and
 amortization of $742.6 at June 30, 1997
 and $695.7 at December 31, 1996)

Intangible assets                           2,194.1        545.3

Other assets                                1,275.8        907.9
                                           $7,456.8     $4,545.2

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                        (Unaudited)
                                          June 30,   December 31,
                                            1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                            $  609.2     $  392.4
Accrued compensation and employee benefits    389.4        391.7
Accounts payable and accrued liabilities      767.2        447.5
Accrued income taxes                          284.7        259.6
Dividends payable                              83.7         65.1

  Total current liabilities                 2,134.2      1,556.3

Fiduciary liabilities                       2,584.3      1,685.9
Less - cash and investments held in
       a fiduciary capacity                (2,584.3)    (1,685.9)

                                                  -            -

Long-term debt                              1,110.5        458.2
Other liabilities                           1,029.3        642.1

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  400,000,000 shares, issued 173,281,370
  shares at June 30, 1997 and 153,589,062
  at December 31, 1996 *                      173.2         76.8
Additional paid-in capital                  1,027.3        148.1
Retained earnings                           2,055.2      1,901.6
Unrealized securities holding gains,
  net of income taxes                         265.7        221.2
Cumulative translation adjustments           (120.4)       (75.7)
                                            3,401.0      2,272.0
Less - treasury shares, at cost,
 5,000,263 shares at June 30, 1997 and
 8,951,142 shares at December 31, 1996 *     (218.2)      (383.4)

 Total stockholders' equity                 3,182.8      1,888.6

                                           $7,456.8     $4,545.2

* Restated to reflect the two-for-one stock split in the form of a 100% stock distribution issued on June 27, 1997.

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                   June 30,
                                                1997       1996
Operating cash flows:
Net income                                     $309.4     $258.3
   Gain on sale of business                     (10.0)     (33.2)
   Unusual charges                                  -       33.4
   Depreciation and amortization                 89.6       69.2
   Deferred income taxes                        (34.8)      29.4
   Other liabilities                              9.6       23.3
   Prepaid dealer commissions                   (96.4)    (193.5)
   Other, net                                    (3.8)      (4.1)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (71.3)     (86.5)
   Other current assets                          (7.1)       6.6
   Accrued compensation and employee benefits   (14.4)       5.1
   Accounts payable and accrued liabilities     (51.6)     (15.3)
   Accrued income taxes                          10.0       11.1
   Effect of exchange rate changes                2.9        1.9
   Net cash generated from operations           132.1      105.7

Financing cash flows:
Net increase (decrease) in commercial paper     213.3      (33.7)
Other borrowings                              1,080.2        1.5
Other repayments                               (570.0)     (72.5)
Purchase of treasury shares                         -      (50.8)
Issuance of common stock                        113.5       38.0
Dividends paid                                 (137.2)    (116.5)
Other, net                                          -        2.4
   Net cash provided by (used for)
     financing activities                       699.8     (231.6)

Investing cash flows:
Additions to fixed assets                      (116.7)     (60.3)
Proceeds from sale of business,
 net of cash sold                                29.4      241.8
Acquisitions                                   (550.2)      (1.1)
Other, net                                       15.8      (41.0)
   Net cash provided by (used for)
     investing activities                      (621.7)     139.4

 Effect of exchange rate changes on cash
   and cash equivalents                          (9.4)      (2.8)

Increase in cash & cash equivalents             200.8       10.7

Cash & cash equivalents at beginning of period  299.6      328.1
Cash & cash equivalents at end of period       $500.4     $338.8

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1997 and 1996.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $52.2 million and $45.8 million for the six months ended June 30, 1997 and 1996, respectively.

    Net uncollected premiums and claims and the related payables amounting to $5.2 billion at June 30, 1997 and $3.2 billion at December 31, 1996, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and six month periods ended June 30, 1997 and 1996.

    (In millions of shares)

                             Three Months      Six Months Ended
                            Ended June 30,          June 30,
                             1997    1996       1997      1996

       Primary                3.8     2.4       3.5       2.2

       Fully Diluted          4.8     2.6       4.7       2.6

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for annual and interim periods ending after December 15, 1997. In accordance with this statement, the Company will include the required basic and diluted earnings per share figures on the face of the income statement in the 1997 Annual Report. The adoption of this accounting standard would not have had a material impact on the reported earnings per share figures.

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                            Six Months Ended
                                                June 30,
    (In millions of dollars)                 1997       1996
    Purchase acquisitions:
      Assets acquired, excluding cash      $2,658.7     $1.1
      Liabilities assumed                  (1,102.7)       -
      Shares issued                        (l,005.4)       -
    Net cash outflow for acquisitions         550.6      1.1
    Cash acquired in pooling of
      interests acquisition                     (.4)       -
                                           $  550.2     $1.1

    Interest paid during the six months ended June 30, 1997 and 1996 was $44.8 million and $31.3 million, respectively.

    Income taxes paid during the six months ended June 30, 1997 and 1996 were $193.6 million and $111.5 million, respectively.

5.  Income Taxes

    The Company has become aware that the Internal Revenue Service
    (IRS) is considering a change to its longstanding position regarding the investment management industry's tax treatment related to 12b-1 fees. The Company believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code as further supported by a 1993 IRS Technical Advice memorandum.

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

6.  Acquisitions

    On March 27, 1997, the Company consummated a strategic business combination with Johnson & Higgins ("J&H"), a privately-held insurance broking and employee benefit consulting firm. The Company agreed to pay total consideration of approximately $1.8 billion consisting of approximately $600 million in cash and approximately 9.8 million shares of the Company's common stock. Approximately $1.3 billion has been paid and approximately $500 million will be paid in equal annual installments on each of the next three or four anniversaries of the closing date. The business combination is being accounted for using the purchase method of accounting. Accordingly, the goodwill of approximately $1.5 billion which results from the preliminary purchase price allocation will be amortized over 40 years.

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

    (In millions of dollars, except per share figures)

                                      Year-to-Date Ended June 30,
                                        1997               1996

    Revenue                           $2,963.5           $2,642.6
    Net Income                           320.2              269.3
    Earnings per share                    1.92               1.63

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

9.  Common Stock

    On May 21, 1997, the Company's Board of Directors authorized a 100% stock distribution of $1 par value common stock, which was issued on June 27, 1997 to shareholders of record on June 6, 1997. Upon issuance of the shares, paid-in capital was reduced and the common stock account increased by $86.6 million, the par value of the additional common shares issued. All references to per share amounts have been restated for this stock distribution.


10. Reclassification

    Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
        Second Quarter and Six Months Ended June 30, 1997


General
Marsh & McLennan Companies, Inc. and Subsidiaries (the "Company") is a professional services firm providing risk and insurance services, investment management and consulting. More than 36,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's latest annual report on Form 10-K.

The consolidated results of operations follow:


                            Second Quarter          Six Months
(In millions of dollars)     1997    1996        1997       1996



Revenue:
Risk and Insurance
 Services                 $  747.7  $  478.1   $1,310.4  $1,033.6
Investment Management        355.2     265.4      695.8     503.7
Consulting                   346.9     293.3      652.3     570.2
                           1,449.8   1,036.8    2,658.5   2,107.5

Expense:
Compensation and Benefits    797.5     549.5    1,424.8   1,088.8
Other Operating Expenses     390.7     293.8      694.8     582.7
Unusual Charge, net              -        .2          -        .2
                           1,188.2     843.5    2,119.6   1,671.7

Operating Income          $  261.6  $  193.3   $  538.9  $  435.8

Operating Income Margin      18.0%     18.6%      20.3%     20.7%



The Company has reflected its business combination with Johnson &
Higgins (J&H), completed on March 27, 1997, in its results of operations beginning with the second quarter.

Revenue, derived mainly from commissions and fees, rose 40% from the second quarter of 1996 and grew by 26% for the six months reflecting the impact of the combination with J&H and the acquisition of Compagnie Europeenne De Courtage d'Assurances et de Reassurances (CECAR) in January 1997. Excluding acquisitions and dispositions, revenue grew 13% for both the second quarter of 1997 and for the six months driven principally by increased revenue in the investment management segment, which was largely attributable to higher assets under management. Also, there was strong demand for the Company's retirement, global compensation and economic consulting services.

Operating expenses rose 41% in the second quarter of 1997 and 27% for the six months primarily due to the combination with J&H and the CECAR acquisition. Excluding acquisitions and dispositions, expenses grew 11% in the second quarter and 12% for the six months primarily due to costs associated with staff growth as well as higher incentive compensation levels in the investment management segment commensurate with strong operating performance. Service related costs for investment management also increased resulting from the higher level of business activity.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are affected by fluctuations in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.


Risk and Insurance Services

                            Second Quarter         Six Months
(In millions of dollars)   1997       1996        1997     1996


Revenue:
Insurance Broking         $571.1     $329.8    $  993.6  $  700.9
Reinsurance Broking         68.7       54.3       144.5     141.9
Insurance Program
   Management               78.8       71.7       120.1     145.0
Interest Income on
   Fiduciary Funds          29.1       22.3        52.2      45.8
                           747.7      478.1     1,310.4   1,033.6

Expense                    617.2      390.2     1,022.4     789.2
Operating Income          $130.5     $ 87.9    $  288.0  $  244.4
Operating Income Margin    17.5%      18.4%       22.0%     23.6%



Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 73% from the second quarter of 1996 and 42% for the six months primarily due to the J&H and CECAR transactions. Excluding acquisitions, revenue increased 4% for both the second quarter of 1997 and for the six months. Client revenue rose primarily due to new business partially offset by declines in commercial property and casualty premium rates.

Reinsurance Broking Revenue
Reinsurance broking revenue increased 27% in the second quarter of 1997 primarily due to the combination with J&H. Excluding J&H, client revenue fell 7% compared with the prior year. Revenue levels continue to decline reflecting reduced demand for reinsurance resulting from the consolidation among various U.S. and U.K. insurance companies as well as higher risk retentions by ceding insurance companies and the impact of lower property catastrophe premium rates. For the first six months of 1997 client revenue, excluding J&H, decreased 8% compared with the same period of 1996.

Insurance Program Management Revenue
Insurance program management revenue increased 10% from the second quarter of 1996 primarily due to the J&H combination and the acquisition of Albert H. Wohlers & Co. Also, a $10 million gain on the disposition of Trust Consultants Inc. (TCI) in May 1997 is offset, in large part, by the sale of Frizzell in the prior year. Adjusting for the impact of acquisitions and the sale of TCI, revenue for Seabury & Smith, which represents the whole of program management subsequent to the sale of Frizzell, increased 2% from the second quarter of 1996 and 3% for the six months.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds increased 30% in the second quarter of 1997 and 14% for the six months due to the combination with J&H and the CECAR acquisition. Excluding acquisitions, interest income on fiduciary funds was essentially the same as the second quarter of 1996 and decreased 1% for the six months due to generally lower average short-term interest rates outside the United States.

Expense
Risk and insurance services expenses increased 58% from the second quarter of 1996 and 30% for the six months primarily due to the impact of acquisitions offset in part by the sale of Frizzell. On a comparable basis expenses increased 1% for both the second quarter of 1997 and for the six months.

Unusual Charge, net
In June of 1996, the Company completed the sale of Frizzell for approximately $290 million. Second quarter results for 1996 include a $33.2 million pretax gain on the sale which was offset by non-recurring charges totaling $33.4 million, representing a $15.5 million provision related to the London market, a $10 million goodwill write-off largely attributable to a U.K. reinsurance operation and a $7.9 million provision for various real estate matters.

Investment Management

                            Second Quarter          Six Months
(In millions of dollars)    1997      1996        1997      1996


Revenue                    $355.2    $265.4      $695.8    $503.7
Expense                     243.3     185.9       480.0     350.7
Operating Income           $111.9    $ 79.5      $215.8    $153.0
Operating Income Margin     31.5%     30.0%       31.0%     30.4%



Revenue
Putnam's revenue increased 34% compared with the second quarter of 1996 and 38% for the six months reflecting exceptional growth in the level of assets under management on which management fees are earned. The higher asset level reflects strong mutual fund sales, and significantly higher equity market valuations compared with the second quarter of 1996.

Expense
Putnam's expenses rose 31% in the second quarter of 1997 and 37% for the six months reflecting the effect of staff growth to support new business and incentive compensation levels commensurate with strong operating performance along with increased service-related costs, including a new service center, resulting from the higher level of business activity.

Quarter-end and average assets under management for the second quarter are presented below:



(In billions of dollars)             1997             1996


Mutual Funds:
Domestic Equity                     $101.1           $ 64.8
Taxable Bond                          31.8             26.8
Tax-Free Income                       16.1             16.2
International Equity                  11.0              5.7
                                     160.0            113.5
Institutional Accounts:
Fixed Income                          19.9             18.7
Domestic Equity                       17.8             11.5
International Equity                   9.2              5.1
                                      46.9             35.3

Quarter-end Assets                  $206.9           $148.8

Average Assets                      $192.9           $143.7


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

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant. At the end of the second quarter, assets held in equity securities represented 67% of assets under management, compared with 58% in 1996, while investments in fixed income products represented 33%, compared with 42% last year.


Consulting

                            Second Quarter          Six Months
(In millions of dollars)   1997       1996        1997      1996


Revenue                   $346.9     $293.3      $652.3    $570.2
Expense                    306.2      259.0       583.2     511.6
Operating Income          $ 40.7     $ 34.3      $ 69.1    $ 58.6
Operating Income Margin    11.7%      11.7%       10.6%     10.3%



Revenue
Consulting services revenue increased 18% in 1997 compared with the second quarter of 1996 and grew 14% for the six months reflecting the J&H acquisition and increased demand for services. Adjusting for the J&H combination, revenue increased 10% in both the second quarter of 1997 and for the six months. Retirement consulting revenue, which represented 44% of the consulting segment, grew 14% in the second quarter reflecting higher worldwide demand. Revenue rose 17% in the global compensation practice, 9% in economic consulting and 4% in both general management consulting and health care consulting during the second quarter of 1997.

Expense
Consulting services expenses increased 18% for the second quarter of 1997 and 14% for the six months. Excluding the J&H acquisition, expenses increased 9% for both the second quarter and the six months reflecting normal salary progressions and the impact of staff growth to support new business.

Interest
Interest income earned on corporate funds increased to $7.8 million in the second quarter of 1997 compared with $3.5 million in 1996 and increased 57% for the six months primarily due to the J&H acquisition.

Interest expense increased to $31.4 million in the second quarter of 1997 from $15.9 million in 1996. This increase was primarily due to the J&H and CECAR acquisitions, including the impact of increased bank borrowings used to finance those transactions. For the six months, interest expense increased to $48.9 million from $31.1 million in 1996.

Income Taxes
The Company's consolidated tax rates were 39.1% and 38.25% of income before income taxes in the second quarter and six months of 1997 compared with 36.3% and 37.25%, respectively, for the comparable periods of 1996. The increase in the 1997 tax rate is largely attributable to the J&H acquisition. The overall tax rates are higher than the U.S. statutory rates primarily because of the impact of state and local income taxes.

Liquidity and Capital Resources
As previously mentioned, the Company completed its business combination with Johnson & Higgins, a leading insurance broker, on March 27, 1997 for total consideration of approximately $1.8 billion. Approximately one-third of the total consideration was payable in cash and two-thirds in the Company's common stock. The Company also purchased CECAR for approximately $200 million during January 1997. The cash portion of these transactions are being financed with bank borrowings and commercial paper.

The Company's cash and cash equivalents aggregated $500.4 million on June 30, 1997, compared with $299.6 million on December 31, 1996. The increase primarily reflects the consolidation of cash associated with the J&H and CECAR acquisitions. In the six months ended June 30, 1997, the Company generated $132.1 million of cash from operations compared with $105.7 million in 1996.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $96.4 million for the six months compared with $193.5 million during the same period of 1996. The long-term portion of these prepaid dealer commissions is included in other assets in the Consolidated Balance Sheets.

The Company's capital expenditures, which amounted to $116.7 million in the first six months of 1997 and $60.3 million in 1996, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

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

The other liabilities in the Consolidated Balance Sheets, which totaled $1.0 billion on June 30, 1997 and $.6 billion on December 31, 1996, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

                  PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                          JUNE 30, 1997

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Registrant was held on May 21, 1997. Represented at the Meeting, at which stockholders took the following actions, were 64,018,152 shares or 88.2 percent of the Registrant's 72,560,257 shares of common stock outstanding and entitled to vote:

          1. Each of the five nominees for election as directors received at least 62,672,929 or 97.9 percent of the shares represented at the meeting. They are Peter Coster, Lawrence J. Lasser, Richard M. Morrow, John
               T. Sinnott and Frank J. Tasco. The remaining directors continuing in office are: A.J.C. Smith, Lewis W. Bernard, Richard H. Blum, Frank J. Borelli, Robert Clements, Robert F. Erburu, Jeffrey
               W. Greenberg, Ray J. Groves, Richard S. Hickok, David D. Holbrook, George Putnam and Adele Smith Simmons.

               David A. Olsen, Richard A. Nielsen and Norman Barham were named members of the board of directors of Marsh & McLennan Companies, Inc. The three new directors were previously directors and members of senior management of Johnson & Higgins, which combined with Marsh & McLennan Companies in March 1997.

               Mr. Olsen, who was also elected vice chairman of Marsh & McLennan Companies, was chairman and chief executive officer of Johnson & Higgins. Mr. Nielsen, vice chairman of J&H Marsh & McLennan, Inc. was vice chairman and chief operating officer of Johnson & Higgins. Mr. Barham, vice chairman of J&H Marsh & McLennan, Inc. was president of Johnson & Higgins. J&H Marsh & McLennan, Inc. is the newly formed risk and insurance services subsidiary of Marsh & McLennan Companies.

               R. J. Ventres retired from the board of Marsh &
               McLennan Companies, having served as a director for nine years.

          2. Shareholders adopted an amendment to the Registant's Restated Certificate of Incorporation, increasing the number of authorized shares of common stock, with a vote of 55,181,359 or 86 percent of the shares represented, which constitute 76 percent of the shares outstanding, (8,402,125 opposing and 434,666 abstaining).

          3.   Shareholders approved the Marsh & McLennan
               Companies 1997 Senior Executive Incentive and Stock Award Plan with a vote of 43,678,244 or 68.2 percent of the shares represented (19,619,977 opposing and 719,930 abstaining).

          4.   Deloitte & Touche LLP was ratified as the
               Registrant's independent public accountants for the year ending December 31, 1997, by a vote of 63,562,705 or 99.3 percent of the shares represented (180,889 opposing and 274,556 abstaining).

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    A report on Form 8-K dated April 7, 1997 was filed by the registrant in connection with the Johnson & Higgins business combination.





                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of August, 1997 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                             MARSH & McLENNAN COMPANIES, INC.





                             By:/s/FRANK J. BORELLI
                             Senior Vice President and
                             Chief Financial Officer