Form 10-Q
period 1997-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1997-11-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              For quarter ended September 30, 1997



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

     As of October 31, 1997, there were outstanding 169,853,912 shares of common stock, par value $1.00 per share, of the registrant.






        INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


This report may contain forward-looking statements. Such statements may include, without limitation, discussions concerning revenue and expense growth, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company"). Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting the Company. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include the impact of changes in insurance markets and natural catastrophes in the case of the Company's risk and insurance services business, changes in worldwide and national securities and fixed income markets in the case of the Company's investment management business and, with respect to all of the Company's activities, changes in worldwide and national economies, fluctuations in foreign currencies, changes in interest rates and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                 PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                          Three Months Ended   Nine Months Ended
                             September 30,       September 30,
                            1997      1996      1997      1996

Revenue                   $1,455.8  $  989.0  $4,114.3  $3,096.5

Expense                    1,206.9     814.8   3,326.5   2,486.5

Operating Income             248.9     174.2     787.8     610.0

Interest Income                6.0       3.7      17.0      10.7

Interest Expense             (28.1)    (14.5)    (77.0)    (45.6)

Income Before Income Taxes   226.8     163.4     727.8     575.1

Income Taxes                  86.8      60.8     278.4     214.2

Net Income                $  140.0  $  102.6  $  449.4  $  360.9

Net Income Per Share (A) (B)  $.83      $.72     $2.80     $2.49

Average Number of
 Shares Outstanding (A)      168.0     143.4     160.3     145.2

Dividends Declared            $.50      $.45     $1.45     $1.25


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


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                       (Unaudited)
                                      September 30,  December 31,
                                          1997           1996
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $375.0 at September 30, 1997 and
$261.1 at December 31, 1996)               $  434.9     $  299.6


Receivables-
  Commissions and fees                      1,244.2        937.6
  Advanced premiums and claims                100.4         88.5
  Other receivables                           122.1        103.0
                                            1,466.7      1,129.1

  Less-allowance for doubtful accounts        (45.1)       (43.3)
  Net receivables                           1,421.6      1,085.8

Other current assets                          480.1        363.2

    Total current assets                    2,336.6      1,748.6

Long-term securities                          729.5        573.3

Fixed assets, net                             960.5        770.1
(net of accumulated depreciation and
 amortization of $773.0 at
 September 30, 1997 and $695.7
 at December 31, 1996)

Intangible assets                           2,171.4        545.3

Other assets                                1,187.1        907.9
                                           $7,385.1     $4,545.2



                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                      (Unaudited)
                                      September 30,  December 31,
                                          1997           1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                            $  297.4     $  392.4
Accrued compensation and employee benefits    450.8        391.7
Accounts payable and accrued liabilities      679.2        447.5
Accrued income taxes                          212.5        259.6
Dividends payable                              84.7         65.1

  Total current liabilities                 1,724.6      1,556.3

Fiduciary liabilities                       2,514.0      1,685.9
Less - cash and investments held in
       a fiduciary capacity                (2,514.0)    (1,685.9)

                                                  -            -

Long-term debt                              1,268.4        458.2
Other liabilities                           1,068.6        642.1

Commitments and contingencies                     -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                   -            -
Common stock, $1 par value, authorized
  400,000,000 shares, issued 172,641,153
  shares at September 30, 1997 and
  153,589,062 at December 31, 1996 *          172.6         76.8
Additional paid-in capital                    998.1        148.1
Retained earnings                           2,110.5      1,901.6
Unrealized securities holding gains,
  net of income taxes                         320.4        221.2
Cumulative translation adjustments           (147.3)       (75.7)
                                            3,454.3      2,272.0
Less - treasury shares, at cost,
 2,962,834 shares at September 30, 1997 and
 8,951,142 shares at December 31, 1996 *     (130.8)      (383.4)

 Total stockholders' equity                 3,323.5      1,888.6

                                           $7,385.1     $4,545.2

* Restated to reflect the two-for-one stock split in the form of a 100% stock distribution issued on June 27, 1997.

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                                 1997      1996
Operating cash flows:
Net income                                     $  449.4   $360.9
   Gain on sale of business                       (10.0)   (33.2)
   Unusual charges                                    -     33.4
   Depreciation and amortization                  147.3    104.0
   Deferred income taxes                            (.7)    38.7
   Other liabilities                               12.1     16.2
   Prepaid dealer commissions                    (125.0)  (267.4)
   Other, net                                       1.1     (4.7)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                    (77.6)   (28.8)
   Other current assets                           (12.7)     2.2
   Accrued compensation and employee benefits      47.0     56.1
   Accounts payable and accrued liabilities       (39.1)   (41.9)
   Accrued income taxes                           (78.7)    22.7
   Effect of exchange rate changes                (12.1)     4.6
   Net cash generated from operations             301.0    262.8

Financing cash flows:
Net increase (decrease) in commercial paper      (100.1)    96.4
Other borrowings                                2,175.3      1.5
Other repayments                               (1,507.0)   (73.5)
Purchase of treasury shares                           -   (225.4)
Issuance of common stock                          195.4     96.3
Dividends paid                                   (221.0)  (174.5)
Other, net                                            -      2.4
   Net cash provided by (used for)
     financing activities                         542.6   (276.8)

Investing cash flows:
Additions to fixed assets                        (159.1)   (93.4)
Proceeds from sale of business,
 net of cash sold                                  29.4    241.8
Acquisitions                                     (568.3)    (4.7)
Other, net                                          (.1)   (37.9)
   Net cash provided by (used for)
     investing activities                        (698.1)   105.8

 Effect of exchange rate changes on cash
   and cash equivalents                           (10.2)    (2.5)

Increase in cash & cash equivalents               135.3     89.3

Cash & cash equivalents at beginning of period    299.6    328.1
Cash & cash equivalents at end of period       $  434.9   $417.4

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1997 and 1996.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $83.8 million and $71.0 million for the nine months ended September 30, 1997 and 1996, respectively.

    Net uncollected premiums and claims and the related payables amounting to $4.6 billion at September 30, 1997 and $3.2 billion at December 31, 1996, are not included in the accompanying Consolidated Balance Sheets.

3.  Net Income Per Share

    Net income per share is computed by dividing net income by the average number of shares of common stock outstanding. Common stock equivalents (relating principally to stock options), which have been excluded from the calculation because their dilutive effect is immaterial, are shown below for the three and nine month periods ended September 30, 1997 and 1996.

    (In millions of shares)

                        Three Months Ended    Nine Months Ended
                           September 30,        September 30,
                          1997       1996       1997      1996

       Primary            4.7         2.4       3.9       2.4

       Fully Diluted      5.0         2.8       4.7       2.8

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

4. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                           Nine Months Ended
                                              September 30,
    (In millions of dollars)                 1997       1996
    Purchase acquisitions:
      Assets acquired, excluding cash      $2,659.2     $8.1
      Liabilities assumed                  (1,115.3)    (3.4)
      Shares issued                          (975.2)       -
    Net cash outflow for acquisitions         568.7      4.7
    Cash acquired in pooling of
      interests acquisition                     (.4)       -
                                           $  568.3     $4.7

    Interest paid during the nine months ended September 30, 1997 and 1996 was $66.1 million and $45.0 million, respectively.

    Income taxes paid during the nine months ended September 30, 1997 and 1996 were $338.8 million and $155.2 million, respectively.
5.  Income Taxes

    The Company has received a Notice of Proposed Adjustment from a field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to 12b-1 fees paid by the Putnam Mutual Funds. The Company believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code and previously issued IRS technical advice.

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

6.  Acquisitions

    On March 27, 1997, the Company consummated a business combination with Johnson & Higgins ("J&H"), a privately-held insurance broking and employee benefit consulting firm. The Company agreed to pay total consideration of approximately $1.8 billion consisting of approximately $600 million in cash and approximately 9.8 million shares (on a pre-split basis) of the Company's common stock. Approximately $1.3 billion has been paid and approximately $500 million will be paid in equal annual installments on each of the next three or four anniversaries of the closing date. The business combination is being accounted for using the purchase method of accounting. Accordingly, the goodwill of approximately $1.5 billion which results from the preliminary purchase price allocation will be amortized over 40 years.

    Subject to certain limited exceptions, an agreed number of shares issued in connection with this transaction may not be sold during the first and second years following the closing. In addition, approximately 800,000 shares of common stock (on a pre-split basis) were placed in escrow for a period of up to two years in order to secure certain indemnification obligations with respect to certain representations and warranties.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1997 and 1996, respectively.


    (In millions of dollars, except per share figures)

                                 Year-to-Date Ended September 30,
                                  1997                     1996

    Revenue                     $4,419.3                 $3,915.7
    Net Income                     460.2                    380.1
    Earnings per share              2.76                     2.31

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

8.  Unusual Items

    In June of 1996, the Company completed the sale of The Frizzell Group Ltd. for approximately $290 million. Results for the second quarter of 1996 include a $33.2 million pretax gain on the sale which was offset by non-recurring charges totaling $33.4 million, representing a $15.5 million provision related to the London market, a $10 million goodwill write-off primarily attributable to a U.K. reinsurance operation and a $7.9 million provision for various real estate matters. These amounts are included in Expense in the Consolidated Statements of Income.

9.  Common Stock

    On May 21, 1997, the Company's Board of Directors authorized a 100% stock distribution of $1 par value common stock, which was issued on June 27, 1997 to shareholders of record on June 6, 1997. Upon issuance of the shares, paid-in capital was reduced and the common stock account increased by $86.3 million, the par value of the additional common shares issued. All references to per share amounts have been restated for this stock distribution.

10. Stock Benefit Plans

    In September 1997, Putnam adopted the Putnam Investments, Inc. Equity Partnership Plan ("Plan") pursuant to which Putnam is authorized to grant or sell to certain key employees of Putnam or its subsidiaries restricted shares of a new class of non-voting common stock of Putnam ("Class B Common Stock") and options to acquire the Class B Common Stock. Awards of restricted stock and/or options may be granted under the Plan with respect to a maximum of 12,000,000 shares of Class B Common Stock, which represents approximately 12% of the outstanding shares on a fully diluted basis. On September 30, 1997, Putnam made initial awards pursuant to the Plan with respect to approximately 4,000,000 shares of Class B Common Stock, including 2,000,000 shares of restricted stock and 2,000,000 shares subject to options. The purpose of the Plan is to foster and promote the long-term success of Putnam and to increase shareholder value by enabling Putnam to attract and retain the services of an outstanding management team and professional staff.

11. New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which are effective for fiscal years beginning after December 15, 1997. The Company will adopt these standards in 1998.

12. Reclassifications

    Certain reclassification have been made to the prior year financial statements to conform with the current year presentation.

        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
     Third Quarter and Nine Months Ended September 30, 1997



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

The consolidated results of operations follow:


                             Third Quarter         Nine Months
(In millions of dollars)     1997    1996        1997       1996



Revenue:
Risk and Insurance
 Services                 $  706.9  $  425.0   $2,017.3  $1,458.6
Investment Management        402.2     271.8    1,098.0     775.5
Consulting                   346.7     292.2      999.0     862.4
                           1,455.8     989.0    4,114.3   3,096.5

Expense:
Compensation and Benefits    811.4     542.1    2,236.2   1,630.9
Other Operating Expenses     395.5     272.7    1,090.3     855.4
Unusual Charge, net              -         -          -        .2
                           1,206.9     814.8    3,326.5   2,486.5

Operating Income          $  248.9  $  174.2   $  787.8  $  610.0

Operating Income Margin      17.1%     17.6%      19.1%     19.7%



The Company has reflected its business combination with Johnson &
Higgins ("J&H"), completed on March 27, 1997, in its results of operations beginning with the second quarter.

Revenue, derived mainly from commissions and fees, rose 47% from the third quarter of 1996 and grew by 33% for the nine months reflecting the impact of the combination with J&H and the acquisition of Compagnie Europeenne De Courtage d'Assurances et de Reassurances ("CECAR") in January 1997. Excluding acquisitions and dispositions, revenue grew approximately 15% for both the third quarter of 1997 and for the nine months driven principally by increased revenue in the investment management segment, which was largely attributable to higher assets under management. Also, there was strong demand for the Company's retirement consulting services.

Operating expenses rose 48% in the third quarter of 1997 and 34% for the nine months primarily due to the combination with J&H and the CECAR acquisition. Excluding acquisitions and dispositions, expenses grew 14% for both the third quarter and for the nine months primarily due to costs associated with staff growth in the investment management and consulting segments as well as higher incentive compensation levels in the investment management segment commensurate with strong operating performance. Service related costs for investment management also increased resulting from the higher level of business activity.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are affected by fluctuations in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.


Risk and Insurance Services

                            Third Quarter          Nine Months
(In millions of dollars)   1997       1996        1997     1996


Revenue:
Insurance Broking         $526.6     $293.9    $1,520.2  $  994.8
Reinsurance Broking         81.3       62.2       225.8     204.1
Insurance Program
   Management               67.4       43.7       187.5     188.7
Interest Income on
   Fiduciary Funds          31.6       25.2        83.8      71.0
                           706.9      425.0     2,017.3   1,458.6

Expense                    606.3      363.0     1,628.7   1,152.2
Operating Income          $100.6     $ 62.0    $  388.6  $  306.4
Operating Income Margin    14.2%      14.6%       19.3%     21.0%



Insurance Broking Revenue
Insurance broking revenue, received from a predominantly corporate clientele, increased 79% from the third quarter of 1996 and 53% for the nine months primarily due to the J&H and CECAR transactions. Excluding acquisitions, revenue increased approximately 2% for the third quarter of 1997 and 3% for the nine months. Client revenue rose primarily due to new business partially offset by declines in commercial property and casualty premium rates.

Reinsurance Broking Revenue
Reinsurance broking revenue increased 31% in the third quarter of 1997 primarily due to the combination with J&H and higher Risk Capital related revenue. Excluding J&H, client revenue fell approximately 3% compared with the prior year. Revenue levels continue to decline reflecting reduced demand for reinsurance resulting from insurance company consolidations as well as higher risk retentions by ceding insurance companies and the impact of lower premium rates. For the first nine months of 1997, client revenue, excluding J&H, decreased approximately 6% compared with the same period of 1996.

Insurance Program Management Revenue
Insurance program management revenue increased 54% from the third quarter of 1996 primarily due to the J&H combination and the acquisition of Albert H. Wohlers & Co. in May 1997. Adjusting for the impact of acquisitions and dispositions, revenue for Seabury & Smith increased 5% from the third quarter of 1996 and 4% for the nine months.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds increased 25% in the third quarter of 1997 and 18% for the nine months due to the combination with J&H and the CECAR acquisition. Excluding acquisitions, interest income on fiduciary funds decreased approximately 4% for the third quarter of 1997 and 2% for the nine months due to generally lower average short-term interest rates outside the United States.

Expense
Risk and insurance services expenses increased 67% from the third quarter of 1996 and 41% for the nine months primarily due to the impact of acquisitions. Excluding acquisitions and dispositions, expenses increased approximately 2% for both the third quarter of 1997 and for the nine months.

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


Investment Management

                             Third Quarter        Nine Months
(In millions of dollars)    1997      1996       1997      1996


Revenue                    $402.2    $271.8    $1,098.0    $775.5
Expense                     276.5     181.0       756.5     531.7
Operating Income           $125.7    $ 90.8    $  341.5    $243.8
Operating Income Margin     31.3%     33.4%       31.1%     31.4%



Revenue
Putnam's revenue increased 48% compared with the third quarter of 1996 and 42% for the nine months reflecting exceptional growth in the level of assets under management on which management fees are earned. The higher asset level reflects strong mutual fund sales, and significantly higher equity market valuations compared with the third quarter of 1996.

Expense
Putnam's expenses rose 53% in the third quarter of 1997 and 42% for the nine months reflecting the effect of staff growth to support new business and incentive compensation levels commensurate with strong operating performance along with increased service related costs, including a new service center, resulting from the higher level of business activity.

Quarter-end and average assets under management for the third quarter are presented below:



(In billions of dollars)             1997             1996


Mutual Funds:
Domestic Equity                     $114.7           $ 72.7
Taxable Bond                          33.4             28.0
Tax-Free Income                       16.4             16.3
International Equity                  11.9              6.4
                                     176.4            123.4
Institutional Accounts:
Fixed Income                          20.5             18.6
Domestic Equity                       20.4             12.9
International Equity                  10.2              5.3
                                      51.1             36.8

Quarter-end Assets                  $227.5           $160.2

Average Assets                      $218.0           $150.8


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

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant. At the end of the third quarter, assets held in equity securities represented 69% of assets under management, compared with 61% in 1996, while investments in fixed income products represented 31%, compared with 39% last year.


Consulting

                            Third Quarter           Nine Months
(In millions of dollars)   1997       1996        1997      1996


Revenue                   $346.7     $292.2      $999.0    $862.4
Expense                    304.3      258.5       887.5     770.1
Operating Income          $ 42.4     $ 33.7      $111.5    $ 92.3
Operating Income Margin    12.2%      11.5%       11.2%     10.7%



Revenue
Consulting services revenue increased 19% in 1997 compared with the third quarter of 1996 and grew 16% for the nine months reflecting the J&H acquisition and increased demand for services. Adjusting for the J&H combination, revenue increased approximately 11% in both the third quarter of 1997 and for the nine months. Retirement consulting revenue, which represented 43% of the consulting segment, grew 11% in the third quarter reflecting higher worldwide demand. Revenue rose 31% in the global compensation practice, 15% in general management consulting and was essentially the same in health care consulting during the third quarter of 1997.

Expense
Consulting services expenses increased 18% for the third quarter of 1997 and 15% for the nine months. Excluding the J&H acquisition, expenses increased approximately 9% for both the third quarter and the nine months reflecting normal salary progressions and the impact of staff growth to support new business.

Interest
Interest income earned on corporate funds increased to $6.0 million in the third quarter of 1997 compared with $3.7 million in 1996 and increased 59% for the nine months primarily due to the J&H acquisition.

Interest expense increased to $28.1 million in the third quarter of 1997 from $14.5 million in 1996. This increase was primarily due to the J&H and CECAR acquisitions, principally reflecting the impact of increased bank borrowings used to finance those transactions. For the nine months, interest expense increased to $77.0 million from $45.6 million in 1996.

Income Taxes
The Company's consolidated tax rate was 38.25% of income before income taxes in the third quarter and nine months of 1997 compared with 37.25%, for the comparable periods of 1996. The increase in the 1997 tax rate is largely attributable to the J&H acquisition. The overall tax rates are higher than the U.S. statutory rates primarily because of state and local income taxes.

Liquidity and Capital Resources
As previously mentioned, the Company completed its business combination with Johnson & Higgins, a leading insurance broker, on March 27, 1997 for total consideration of approximately $1.8 billion. Approximately one-third of the total consideration was cash and two-thirds the Company's common stock. The Company also purchased CECAR for approximately $200 million during January 1997. The cash portion of these transactions is being financed with bank borrowings and commercial paper.

The Company's cash and cash equivalents aggregated $434.9 million on September 30, 1997, compared with $299.6 million on December 31, 1996. The increase primarily reflects the consolidation of cash associated with the J&H and CECAR acquisitions. In the nine months ended September 30, 1997, the Company generated $301.0 million of cash from operations compared with $262.8 million in 1996.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $125.0 million for the nine months compared with $267.4 million during the same period of 1996.

The Company's capital expenditures, which amounted to $159.1 million in the first nine months of 1997 and $93.4 million in 1996, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", both of which are effective for fiscal years beginning after December 15, 1997. The Company will adopt these standards in 1998.

The other liabilities in the Consolidated Balance Sheets, which totaled $1.1 billion on September 30, 1997 and $.6 billion on December 31, 1996, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, the postretirement liability for certain health care and life insurance benefits, and that portion of the consideration payable on the J&H transaction which will be paid in installments over the next three to four years.

In September 1997, Putnam adopted the Putnam Investments, Inc. Equity Partnership Plan ("Plan") pursuant to which Putnam is authorized to grant or sell to certain key employees of Putnam or its subsidiaries restricted shares of a new class of non-voting common stock of Putnam ("Class B Common Stock") and options to acquire the Class B Common Stock. Awards of restricted stock and/or options may be granted under the Plan with respect to a maximum of 12,000,000 shares of Class B Common Stock, which represents approximately 12% of the outstanding shares on a fully diluted basis. On September 30, 1997, Putnam made initial awards pursuant to the Plan with respect to approximately 4,000,000 shares of Class B Common Stock, including 2,000,000 shares of restricted stock and 2,000,000 shares subject to options. The purpose of the Plan is to foster and promote the long-term success of Putnam and to increase shareholder value by enabling Putnam to attract and retain the services of an outstanding management team and professional staff.

                   PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                       SEPTEMBER 30, 1997



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    None.







                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of November, 1997 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                             MARSH & McLENNAN COMPANIES, INC.





                             By:/s/FRANK J. BORELLI
                             Senior Vice President and
                             Chief Financial Officer