Form 10-K405
period 1997-12-31
MARSH & MCLENNAN COMPANIES INC
filed 1998-03-26
CIK 62709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        MARSH & MCLENNAN COMPANIES, INC.
                          1166 AVENUE OF THE AMERICAS
                         NEW YORK, NEW YORK 10036-2774
                                 (212) 345-5000

                         COMMISSION FILE NUMBER 1-5998
                        STATE OF INCORPORATION: DELAWARE
                 I.R.S. EMPLOYER IDENTIFICATION NO. 36-2668272

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                   ON WHICH REGISTERED
------------------------------------------  -----------------------------
Common Stock                                New York Stock Exchange
  (par value $1.00 per share)               Chicago Stock Exchange
Preferred Stock Purchase Rights             Pacific Exchange
                                            London Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __X__.

    As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,691,000,000.

    As of February 27, 1998, there were outstanding 170,557,674 shares of common stock, par value $1.00 per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)

                                                                             Parts I, II and
Annual Report to Stockholders for year ended December 31, 1997............                IV
Notice of Annual Meeting of Stockholders and Proxy Statement dated March
  31, 1998................................................................          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MARSH & McLENNAN COMPANIES, INC.

                         ------------------------------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                           --------------------------
                                     PART I

Item 1.  Business.

     Marsh & McLennan Companies, Inc. (the "registrant"), a professional services organization with origins dating from 1871 in the United States, is a holding company which, through its subsidiaries and affiliates, provides clients with analysis, advice and transactional capabilities in the fields of risk and insurance services, investment management and consulting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 33 of the Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report"), which is incorporated herein by reference, for a discussion of the registrant's revenues and operating income by industry segment for each of the last three fiscal years.

     Risk and Insurance Services. Registrant's risk and insurance services are provided by its subsidiaries and their affiliates on a worldwide basis, as broker, agent or consultant for insureds, insurance underwriters and other brokers. These services are provided by J&H Marsh & McLennan, Inc. and its subsidiaries and affiliates, which include Guy Carpenter & Company, Inc., a reinsurance intermediary, and Seabury & Smith, Inc., an insurance program manager, and their subsidiaries and affiliates. In addition, Marsh & McLennan Risk Capital Corp. provides services principally in connection with originating, structuring and managing insurance and related industry investments.

     On March 27, 1997, the registrant acquired all of the capital stock of Johnson & Higgins, the leading privately held insurance services and employee benefit consulting firm. Johnson & Higgins was subsequently merged with Marsh & McLennan, Incorporated to form J&H Marsh & McLennan, Inc. The reinsurance intermediary business of Johnson & Higgins, conducted by Willcox Incorporated Reinsurance Intermediaries, was combined with Guy Carpenter & Company, Inc. and its benefit consulting business conducted by A. Foster Higgins & Co., Inc., was combined with the operations of William M. Mercer Companies LLC. In January 1997, the registrant acquired CECAR SA, a French insurance broker, resulting in the registrant becoming the largest insurance broker in France.

     J&H Marsh & McLennan, Inc. J&H Marsh & McLennan, Inc. is a world leader in providing risk management and insurance broking services. These services, carried on throughout the world, are provided for a predominantly corporate clientele located in more than 100 countries, primarily in North and South America, Europe and Asia Pacific. Client companies are engaged in a broad range of commercial activities, including general industries, financial and professional services, aviation, marine, energy, construction, land transportation, healthcare and utility concerns. Clients also include professional, institutional and public entities and individuals.

     Such risk management and insurance broking services involve various types of property and liability loss exposures, including large and complex risks that require access to world insurance markets. Services provided to clients include insurance broking and risk transfer activities and professional counseling services on risk management issues, including risk analysis, coverage requirements, self-insurance (in which the insured retains a portion of its insurance risks), and alternative insurance and risk financing methods, as well as claims collection, injury management, loss prevention and other insurance related services. Services also include organization and administrative services for special purpose insurance companies and other risk assumption alternatives. Insurance placement services include the placement of insurance coverages with insurers world-wide, sometimes involving other intermediaries. Correspondent relationships are maintained with unaffiliated firms in certain countries.

     Reinsurance broking services are provided to insurance and reinsurance risk takers worldwide, principally by Guy Carpenter & Company, Inc. and its subsidiaries and affiliates, from offices principally in North America and Europe. Such services primarily involve acting as an intermediary for insurance and reinsurance organizations on all classes of reinsurance, including specialty lines such as professional liability, medical malpractice, accident, life and health. The intermediary assists the insurer by providing advice, placing reinsurance coverage with reinsurance organizations located around the world, and placing risk-transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis and catastrophe modeling. Claims services are often performed for policies placed a number of years previously. The insurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Intermediary services are also provided to reinsurance companies, which may also seek reinsurance on the risks they have reinsured.

     Seabury & Smith, Inc. and its subsidiaries and affiliates provide insurance program management services (including the design, placement and administration of life, health, accident, disability, automobile, homeowners, professional liability and other insurance, and related products) primarily on a group marketing basis to individuals, businesses and their employees, and associations and other affinity groups (both sponsored and non-sponsored), and their members principally in the United States and Canada. It provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages.

     Marsh & McLennan Risk Capital Corp. Marsh & McLennan Risk Capital Corp. ("MMRCC") provides services in connection with originating, structuring and managing insurance and related industry investments. It is an advisor to The Trident Partnership L.P., an independent private investment partnership formed in 1994 to make private equity investments in the global insurance and reinsurance industry. MMRCC is also an advisor to Risk Capital Reinsurance Company, which was formed in 1995 to provide reinsurance, both on a stand-alone basis and as part of integrated capital solutions for insurance companies. MMRCC and its predecessor operations were instrumental in the formation of several substantial insurance and reinsurance entities, including A.C.E. Insurance Company, Ltd., X.L. Insurance Company, Ltd., Mid Ocean Reinsurance Company Ltd. and Risk Capital Reinsurance Company. MMRCC also advises its immediate parent company, Marsh & McLennan Risk Capital Holdings, Ltd., regarding the latter's ownership holdings in certain insurance and reinsurance entities and funds, primarily ones initiated by MMRCC. As a result of the foregoing activities, subsidiaries and affiliates of the registrant may have direct or indirect investments in insurance and reinsurance companies, including entities at Lloyd's, which are considered for client placements by the registrant's insurance and reinsurance brokerage businesses.

     Compensation For Services. The revenue attributable to the registrant's risk and insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds; placement services revenues earned from carriers; and compensation for services provided in connection with the organization, structuring and management of insurance and related industry investments, including fees, royalties and dividends, as well as appreciation that has been realized on sales of holdings in such entities.

     Revenue generated by risk and insurance services is fundamentally derived from the value of the service provided to clients and markets, and is affected by premium rate levels in the property and casualty insurance markets and available insurance capacity, because compensation is frequently related to the premiums paid by insureds. In many cases compensation may be negotiated in advance based upon the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients (including insurance companies that are clients in the reinsurance intermediary business) and the volume of business from new and existing clients, as well as by interest rates for fiduciary funds.

     Revenue and fees also may be received from originating, structuring and managing investments in insurers and related industry investments, and income and proceeds also may be derived from investments made by the registrant. Placement services revenue includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the broker with that insurer, the aggregate commissions paid by the insurer for that book during specific periods, or the loss performance to the insurer of that business.

     Revenues vary from quarter to quarter as a result of the timing of policy renewals, the net effect of new and lost business production and realizing on investments, whereas expenses tend to be more uniform throughout the year.

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

     Investment Management Services. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 1997, there were 100 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 17 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding media for variable insurance contracts. Investment management services are also provided to corporate profit sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

     Assets managed by Putnam, on which management fees are based, were approximately $235.1 billion and $173.4 billion as of December 31, 1997 and 1996, respectively. Mutual fund assets aggregated $182.0 billion at December 31, 1997 and $133.8 billion at December 31, 1996. Assets under management at December 31, 1997 consisted of approximately 69% equity securities and 31% fixed income products, invested both domestically and globally.

     Putnam's revenues are derived primarily from its investment management fees received from the Putnam Funds and institutional accounts. Assets under management and revenue levels are particularly affected by fluctuations in domestic and international bond and stock market prices, and by the level of investments and withdrawals for current and new fund shareholders and clients. They are also affected by investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Fluctuations in the prices of stocks will have an effect on equity assets under management and may influence the flow of monies to and from equity funds and accounts. Fluctuations in interest rates and in the yield curve have a similar effect on fixed income assets under management and may influence the flow of monies to and from fixed-income funds and accounts. Putnam offers investment products that allow investors to diversify between stocks and bonds, domestically and internationally.

     The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts which provide for a fee payable to the Putnam company that manages the account. The amount of the fee varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their "assignment", generally may be terminated by either party without penalty and, as to contracts with the

Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or registrant. The management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors.

     Putnam Fiduciary Trust Company. A Putnam subsidiary, Putnam Fiduciary Trust Company, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. Putnam Fiduciary Trust Company receives compensation from the Putnam Funds for such services pursuant to written agreements which may be terminated by either party on 90 days' notice, and for providing custody services pursuant to written agreements which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided. In addition, Putnam Fiduciary Trust Company provides administrative and trustee (or custodian) services for employee benefit plans (in particular 401(k) plans), IRA's and other clients for which it receives compensation pursuant to service and trust or custodian contracts. In the case of employee benefit plans, investment options are selected by the plan sponsors and may include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments. In some instances, The Putnam Advisory Company, Inc., a Putnam subsidiary, acts as investment manager for a plan's fixed income portfolio and receives compensation for such investment management services pursuant to an investment management agreement.

     Putnam Mutual Funds Corp. Putnam Mutual Funds Corp., a Putnam subsidiary, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of the open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without the payment of additional sales charges.

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

     Nearly all of the open-end Putnam Funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940 under which the Putnam Funds make payments to Putnam Mutual Funds Corp., a Putnam subsidiary, to cover costs relating to distribution of the Putnam Funds and services provided to shareholders. These payments enable the Putnam subsidiary to pay service fees and other continuing compensation to firms that provide services to Putnam Fund shareholders and distribute shares of the Putnam Funds. Some Rule 12b-1 fees are retained by the Putnam Mutual Funds Corp. as compensation for the costs of distribution and other services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam. Failure of the Trustees to approve continuation of the Rule 12b-1 plans for Class B (deferred sales charge) shares would have a material adverse effect on Putnam. The Trustees also have the ability to reduce the level of 12b-1 fees paid by a fund or to make other changes that would reduce the amount of 12b-1 fees received by Putnam. Such changes could have a material adverse effect on Putnam. The registrant has received a Notice of Proposed Adjustment from a field office of the Internal Revenue Service challenging its tax treatment relating to 12b-1 fees; see Note 4 to Consolidated Financial Statements on page 42 of the 1997 Annual Report.

     Putnam provides investor services through three separate facilities in the Boston area and has one of the largest image processing facilities in the world.

     Consulting. Through Mercer Consulting Group, Inc., subsidiaries and affiliates of the registrant, separately and in collaboration, provide consulting services to a predominantly corporate clientele from locations around the world, primarily in the areas of human resources and employee benefit programs, including retirement, health care and compensation; and general management consulting, which comprises strategy, operations and marketing. Mercer Consulting Group, Inc. also provides economic consulting and analysis.

     William M. Mercer Companies LLC ("William M. Mercer"), through its subsidiaries and affiliates, provides professional advice and services to corporate, government and institutional clients from offices in approximately 27 countries and territories, primarily in North and South America, Western Europe, East Asia, Australia and New Zealand. Consultants help organizations design, implement, administer and communicate retirement, compensation and other human resource programs, and provide other types of actuarial advice. In addition, William M. Mercer advises the management of health care providers on various business issues, and through its investment consultants, the firm assists trustees of pension funds and others in the selection of investment managers and investment strategies. In certain locations outside the United States, William
M. Mercer advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and provides related trustee services.

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

     The major component of Mercer Consulting Group's revenue is fees paid by clients for advice. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. A relatively small amount of revenue is derived from brokerage commissions in connection with a registered securities broker dealer.

     Revenue in the consulting business is affected by changes in clients' industries, including government regulation, as well as new products and services, the stage of the economic cycle and broad trends in employee demographics and in the management of large organizations.

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

     No assurances can be given that the registrant's risk and insurance services, investment management or consulting activities can continue to be conducted in any given jurisdiction as in the past.

     Risk and Insurance Services. While the laws and regulations vary among jurisdictions, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of the registrant's risk and insurance activities are governed by the rules of the Lloyd's insurance market in London and self-regulatory organizations in other jurisdictions, as well as securities and futures licensing authorities. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if the registrant has no licensed subsidiary, the registrant may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

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

     To the extent that existing or future regulations affecting the sale of Putnam fund shares or other investment products or their investment strategies, cause or contribute to reduced sales of Putnam fund shares or investment products or impair the investment performance of the Putnam Funds or such other investment products, Putnam's aggregate assets under management and its revenues might be adversely affected. Changes in regulations affecting the free movement of international currencies might also adversely affect Putnam.

     Consulting. No licensing or other regulatory requirements are material to the consulting activities of the registrant's subsidiaries in the aggregate nor apply to that activity in general; however, the subject matter of certain consulting services is subject to regulation. For example, employee benefit plans are subject to various governmental regulations, and services related to brokerage activities, trustee services, investment matters or the placing of individual and group insurance contracts subject the registrant's subsidiaries to insurance, investment or securities regulations and licensing in various jurisdictions.

     Competitive Conditions. Principal methods of competition in risk and insurance services and consulting include the quality and types of services and products that a broker or consultant provides its clients and their cost. Putnam competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products, as well as the manner in which such products are distributed, and the scope and quality of the shareholder and other services provided. Sales of Putnam fund shares are also influenced by general securities market conditions, government regulations, global economic conditions and advertising and sales promotional efforts.

     All these businesses also encounter strong competition from both public corporations and private firms in attracting and retaining qualified employees.

     Risk and Insurance Services. The insurance and reinsurance broking services business of the registrant is believed to be among the largest of its type in the world.

     The registrant encounters strong competition in the risk and insurance services business from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States and in other countries, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other financial services businesses, including commercial and investment banks that provide risk-related services and products.

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

     Consulting. Mercer Consulting Group, one of the largest global consulting firms, is a leader in many of its businesses. William M. Mercer is the world's largest human resources consulting organization. Mercer Management Consulting is a
                                       13
leader in strategy consulting. NERA is a leading firm of consulting economists.

     William M. Mercer, Mercer Management Consulting and NERA compete with other privately held and publicly held worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms as well as consulting organizations affiliated with accounting firms, information systems providers, and financial services firms, some of which emphasize administrative or consulting services related to other services.

     Segmentation of Activity by Type of Service and Geographic Area of Operation. Financial information relating to the types of services provided by the registrant and the geographic areas of its operations is incorporated herein by reference to Note 15 of the Notes to Consolidated Financial Statements on page 51 of the 1997 Annual Report. The registrant's non-U.S. operations are subject to the customary risks involved in doing business in other countries, such as currency fluctuations and exchange controls.

     Employees. As of December 31, 1997, the registrant and its consolidated subsidiaries employed about 36,000 people worldwide, of whom approximately 20,500 were employed by subsidiaries providing risk and insurance services, approximately 5,400 were employed by subsidiaries providing investment management services, approximately 9,700 were employed by subsidiaries providing consulting services, and approximately 400 were employed by the registrant.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. This report and the registrant's financial statements and other documents incorporated herein by reference contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Johnson & Higgins, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the registrant's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, expert's reports and opinions, as well as management's expectations concerning future events impacting the registrant. Forward looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward looking statements contained or incorporated herein include, in the case of registrant's risk and insurance services business, the failure to successfully integrate the recently acquired insurance services and employee benefit consulting business of Johnson & Higgins (including the achievement of synergies and cost reductions), changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of registrant's investment management business, changes in worldwide and national securities and fixed income markets and; with respect to all of registrant's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of the registrant's operations and the impact of tax and other legislation and regulation in the jurisdictions in which the registrant operates. A more detailed description of certain of these factors is included elsewhere in this Annual Report and are incorporated herein by reference.

Item 2.  Properties.

     The registrant and four of its subsidiaries, as tenants in common, own a 56% condominium interest in a 44-story building in New York City which serves as their worldwide headquarters. As part of the business combination with Johnson & Higgins, the registrant acquired a 37.58% condominium interest in a 40 story building in New York City, which is currently used by the risk and insurance services business of J&H Marsh & McLennan, Inc. The principal offices of the registrant's risk and insurance services subsidiaries in London are located in two adjoining buildings on land under a lease which expires in 2077, which site is currently expected to be redeveloped by registrant.

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

Item 3.   Legal Proceedings.

     The registrant and its subsidiaries are subject to various claims and lawsuits consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant.

     On November 24, 1997, an action captioned "Aiena, et al. v. Olsen, et al." was brought in the United States District Court for the Southern District of New York by certain former directors of Johnson & Higgins ("J&H"), which was acquired by the registrant in March 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and the registrant. The action essentially challenges the allocation of the consideration paid in connection with the registrant's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. On or about March 10, 1998, an amended complaint (the "Complaint") was served in that action. The Complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     Market and dividend information regarding the registrant's common stock on page 53 of the 1997 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data.

     The selected financial data on pages 54 and 55 of the 1997 Annual Report are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information on pages 26 through 33 of the 1997 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Financial Statements and the Report of Independent Auditors thereto on pages 34 through 52 of the 1997 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 53 of the 1997 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on pages 26 and 27 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information as to the directors of the registrant is incorporated herein by reference to the material under the heading "Directors" in the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 31, 1998 (the "1998 Proxy Statement").

     The executive officers of the registrant as of March 24, 1998 are Messrs. Barham, Blum, Borelli, Coster, Greenberg, Lasser, Sinnott and Smith, with respect to whom information is incorporated herein by reference to the 1998 Proxy Statement, and:

         Francis N. Bonsignore, age 51, has been Senior Vice President-Human Resources & Administration of the registrant since 1990. Immediately prior thereto, he was partner and National Director-Human Resources for Price Waterhouse.

         Gregory F. Van Gundy, age 52, is Secretary and General Counsel of the registrant. He joined the registrant in 1974.

Item 11.  Executive Compensation.

     Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative Total Stockholder Return" in the 1998 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information under the heading "Security Ownership" in the 1998 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information under the headings "Employment Agreements" and "Transactions with Management and Others; Other Information" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a) The following documents are filed as a part of this report:

         1. Consolidated Financial Statements (incorporated herein by reference to pages 34 through 51 of the 1997 Annual Report):

            Consolidated Statements of Income for the three years ended December 31, 1997

            Consolidated Balance Sheets as of
            December 31, 1997 and 1996

            Consolidated Statements of Cash Flows for the three years ended December 31, 1997

            Consolidated Statements of Stockholders'
            Equity for the three years ended
            December 31, 1997

            Notes to Consolidated Financial Statements

            Report of Independent Auditors

         Supplemental Notes to Consolidated Financial
         Statements

         Report of Independent Auditors

         Other:

            Selected Quarterly Financial Data and
            Supplemental Information (Unaudited) for the three years ended December 31, 1997
            (incorporated herein by reference to page
            53 of the 1997 Annual Report)

            Ten-Year Statistical Summary of Operations
            (incorporated herein by reference to pages
            54 and 55 of the 1997 Annual Report)

         2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

         3. The following exhibits are filed as a part of this report:

             (3.1)   -the registrant's restated certificate of incorporation

             (3.2)   -the registrant's by-laws

             (10.1)  -Stock Purchase Agreement, dated as of March 12,
                      1997, by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14, 1997)

             (10.2)  -First Amendment to the Stock Purchase Agreement, dated as of March 27, 1997 by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated April
                      7, 1997)

             (10.3)* -Marsh & McLennan Companies, Inc. 1997 Senior Executive
                      Incentive and Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

             (10.4)* -Marsh & McLennan Companies, Inc. Restricted Shares
                      Voluntary Deferral Program for U.S. Employees (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

             (10.5)* -Marsh & McLennan Companies Stock Investment Supplemental
                      Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1994)

             (10.6)* -Amendment to Marsh & McLennan Companies Stock Investment
                      Supplemental Plan dated June 16, 1997


----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

             (10.7)* -Marsh & McLennan Companies Special Severance Pay Plan
                      (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

             (10.8)* -Putnam Investments, Inc. Executive Deferred Compensation
                      Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1994)

             (10.9)* -Marsh & McLennan Companies Supplemental Retirement Plan
                      (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

             (10.10)*-Marsh & McLennan Companies Senior Management Incentive
                      Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

             (10.11)*-Marsh & McLennan Companies, Inc. U.S. Employee 1997 Cash
                      Bonus Award Voluntary Deferral Plan

             (10.12)*-Marsh & McLennan Companies, Inc. Canadian Employee 1997
                      Cash Bonus Award Voluntary Deferral Plan

             (10.13)*-Marsh & McLennan Companies, Inc. Directors Stock
                      Compensation Plan (as amended and restated 6/27/97)

             (10.14)*-Employment Agreement between Jeffrey W. Greenberg and
                      Marsh & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)


----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

             (10.15)*-Employment Agreement between Lawrence J. Lasser and Putnam
                      Investments, Inc. effective as of December 31, 1997

                 (13)-Annual Report to Stockholders for the year ended December
                      31, 1997, to be deemed filed only with respect to those portions which are expressly incorporated by reference

                 (21)-list of subsidiaries of the registrant (as of 2/28/98)

                 (23)-consent of independent auditors

                 (24)-powers of attorney

                 (27)-Financial Data Schedule (filed with SEC for EDGAR
                      purposes only)

              (b) Two reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 1997. On October 10, 1997 and December 4, 1997, respectively, the registrant filed a report on Form 8-K (i) announcing the renewal of the registrant's shareholders' rights plan and (ii) disclosing the initiation of an action by certain former directors of Johnson & Higgins ("J&H") challenging the allocation of the consideration paid in connection with the registrant's business combination with J&H.


----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item
         14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 26th day of March, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                         MARSH & McLENNAN COMPANIES, INC.


                                         By /s/ A.J.C. SMITH
                                            -----------------------------
                                            A.J.C. SMITH
                                            Chairman of the Board
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 26th day of March, 1998.

/s/A.J.C. SMITH                                  NORMAN BARHAM*
-------------------------------                  ----------------------------
A.J.C. SMITH                                     NORMAN BARHAM
Director, Chairman of the Board                  Director
   and Chief Executive Officer


/s/FRANK J. BORELLI                              LEWIS W. BERNARD*
-------------------------------                  ----------------------------
FRANK J. BORELLI                                 LEWIS W. BERNARD
Senior Vice President and                        Director
   Chief Financial Officer,
   Director


/s/DOUGLAS C. DAVIS                              RICHARD H. BLUM*
-------------------------------                  ----------------------------
DOUGLAS C. DAVIS                                 RICHARD H. BLUM
Vice President and Controller                    Director
   (Chief Accounting Officer)

PETER COSTER*                                    RICHARD M. MORROW*
-------------------------------                  ----------------------------
PETER COSTER                                     RICHARD M. MORROW
Director                                         Director


ROBERT F. ERBURU*                                DAVID A. OLSEN*
-------------------------------                  ----------------------------
ROBERT F. ERBURU                                 DAVID A. OLSEN
Director                                         Director


JEFFREY W. GREENBERG*                            GEORGE PUTNAM*
-------------------------------                  ----------------------------
JEFFREY W. GREENBERG                             GEORGE PUTNAM
Director                                         Director


RAY J. GROVES*                                   ADELE SMITH SIMMONS*
-------------------------------                  ----------------------------
RAY J. GROVES                                    ADELE SMITH SIMMONS
Director                                         Director


RICHARD S. HICKOK*                               JOHN T. SINNOTT*
-------------------------------                  ----------------------------
RICHARD S. HICKOK                                JOHN T. SINNOTT
Director                                         Director


THE RT. HON. LORD LANG OF MONKTON*               FRANK J. TASCO*
----------------------------------               ----------------------------
THE RT. HON. LORD LANG OF MONKTON                FRANK J. TASCO
Director                                         Director


LAWRENCE J. LASSER*
-------------------------------
LAWRENCE J. LASSER
Director



------------------
* Gregory F. Van Gundy, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form l0-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.


                                                 /s/GREGORY F. VAN GUNDY
                                                 ----------------------------
                                                 GREGORY F. VAN GUNDY

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 6, 1998; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental notes to the consolidated financial statements (the "Notes") listed in Item 14. These Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
March 6, 1998

                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Information concerning the Company's valuation accounts follows:

An analysis of the allowance for doubtful accounts for the three years ended December 31, 1997 follows (in millions of dollars):


                                                               1997               1996              1995
                                                              ------             ------            ------

Balance at beginning of year......                            $43.3              $54.6             $52.2
Provision charged to operations...                              7.6                9.9              12.8
Accounts written-off, net of
  recoveries......................                             (4.4)             (10.2)            (10.5)
Effect of exchange rate changes...                             (0.6)               0.9                .1
Other.............................                              6.9 (A)          (11.9)(B)             -
                                                              ------             ------            ------
Balance at end of year............                            $52.8              $43.3             $54.6 (C)
                                                              ------             ------            ------
                                                              ------             ------            ------


         (A)      Primarily related to the acquisition of Johnson &
                  Higgins.

         (B) Includes $11.2 million relating to the sale of Frizzell.

         (C) Includes allowance for doubtful accounts related to long-term consumer finance receivables amounting to $6.3 million in 1995.

An analysis of the valuation allowance for certain foreign deferred tax assets as of December 31, 1997, 1996 and 1995 follows (in millions of dollars):

                                                               1997               1996              1995
                                                              ------             ------            ------

Balance at beginning of year......                            $27.4              $25.2             $24.7
Effect of exchange rate changes...                                -                2.2                .5
Other(B) .........................                            (27.4)                 -                 -
                                                              ------             ------            ------
Balance at end of year (A)........                            $ -.-              $27.4             $25.2
                                                              ------             ------            ------
                                                              ------             ------            ------

         (A)      Included in other liabilities in the Consolidated
                  Balance Sheets.

         (B) Reflects the write-off of the underlying tax assets, since it has been determined that the Company will not realize any future tax benefit.

                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. An analysis of intangible assets at December 31, 1997 and 1996 follows (in millions of dollars):


                                                                1997                 1996
                                                              --------             -------

Goodwill..........................                            $2,508.7             $608.7
Other intangible assets...........                               105.3               92.3
                                                              --------             -------
  Subtotal........................                             2,614.4              701.0
Less - accumulated amortization...                              (196.9)            (155.7)
                                                              --------             -------
         Total........................                        $2,417.1             $545.3 (A)
                                                              --------             -------
                                                              --------             -------

         (A) The increase from December 31, 1996 is primarily due to the acquisition of Johnson & Higgins ($1,642.7 million) and CECAR ($209.8 million).

                                  EXHIBIT INDEX

             (3.1)-the registrant's restated certificate of incorporation

             (3.2)-the registrant's by-laws

             (10.1)-Stock Purchase Agreement, dated as of March 12, 1997, by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14,
                    1997)

             (10.2)-First Amendment to the Stock Purchase Agreement, dated as of March 27, 1997 by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated April 7, 1997)

            (10.3)*-Marsh & McLennan Companies, Inc. 1997 Senior Executive
                    Incentive and Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

            (10.4)*-Marsh & McLennan Companies, Inc. Restricted Shares
                    Voluntary Deferral Program for U.S. Employees
                    (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

            (10.5)*-Marsh & McLennan Companies Stock Investment Supplemental
                    Plan(incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

            (10.6)*-Amendment to the Marsh & McLennan Companies Stock
                    Investment Supplemental Plan dated June 16, 1997


----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

            (10.7)*-Marsh & McLennan Companies Special Severance Pay Plan
                    (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)


            (10.8)*-Putnam Investments, Inc. Executive Deferred Compensation
                    Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

            (10.9)*-Marsh & McLennan Companies Supplemental Retirement Plan
                    (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

           (10.10)*-Marsh & McLennan Companies Senior Management Incentive
                    Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

           (10.11)*-Marsh & McLennan Companies, Inc. U.S. Employee 1997 Cash
                    Bonus Award Voluntary Deferral Plan

           (10.12)*-Marsh & McLennan Companies, Inc. Canadian Employee 1997
                    Cash Bonus Award Voluntary Deferral Plan

           (10.13)*-Marsh & McLennan Companies, Inc. Directors Stock
                    Compensation Plan (as amended and restated 6/27/97)


----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

           (10.14)*-Employment Agreement between Jeffrey W. Greenberg and
                    Marsh & McLennan Risk Capital Corp. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

           (10.15)*-Employment Agreement between Lawrence J. Lasser and Putnam
                    Investments, Inc. effective as of December 31, 1997

               (13)-Annual Report to Stockholders for the year ended December
                    31, 1997, to be deemed filed only with respect to those portions which are expressly incorporated by reference

               (21)-list of subsidiaries of the registrant (as of 2/28/98)

               (23)-consent of independent auditors

               (24)-powers of attorney

               (27)-Financial Data Schedule (filed with SEC for EDGAR
                    purposes only)

         (b) Two reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 1997. On October 10, 1997 and December 4, 1997, respectively, the registrant filed a report on Form 8-K (i) announcing the renewal of the registrant's shareholders' rights plan and (ii) disclosing the initiation of an action by certain former directors of Johnson & Higgins ("J&H") challenging the allocation of the consideration paid in connection with the registrant's business combination with J&H.


----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.