Form 10-Q
period 1998-03-31
MARSH & MCLENNAN COMPANIES INC
filed 1998-05-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                For quarter ended March 31, 1998



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

     As of April 30, 1998, there were outstanding 171,092,684 shares of common stock, par value $1.00 per share, of the registrant.





        INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Johnson & Higgins, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company"). Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting the Company. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of the Company's risk and insurance services business, the failure to successfully integrate the recently acquired insurance services and employee benefit consulting business of Johnson & Higgins (including the achievement of synergies and cost reductions), changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of the Company's investment management business, changes in worldwide and national securities and fixed income markets and; with respect to all of the Company's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of the Company's operations and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                   PART I, FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                             1998        1997

Revenue                                     $1,776      $1,295

Expense                                      1,372       1,018

Operating Income                               404         277

Interest Income                                  5           3

Interest Expense                               (28)        (17)

Income Before Income Taxes                     381         263

Income Taxes                                   150          99

Net Income                                  $  231      $  164

Basic Net Income Per Share                   $1.35       $1.13

Diluted Net Income Per Share                 $1.31       $1.10

Average Number of Shares
  Outstanding - Basic                          171         146

Average Number of Shares
  Outstanding - Diluted                        176         149

Dividends Declared                            $.50        $.45



                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                        (Unaudited)
                                         March 31,   December 31,
                                           1998          1997
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $518 at March 31, 1998 and
$378 at December 31, 1997)                 $  567       $  424


Receivables-
  Commissions and fees                      1,373        1,296
  Advanced premiums and claims                118           95
  Other receivables                           169          160
                                            1,660        1,551

  Less-allowance for doubtful accounts        (54)         (53)
  Net receivables                           1,606        1,498
Other current assets                          606          647

    Total current assets                    2,779        2,569

Long-term securities                          869          720

Fixed assets, net                             940          957
(net of accumulated depreciation and
 amortization of $808 at March 31, 1998
 and $798 at December 31, 1997)

Intangible assets                           2,514        2,417

Other assets                                1,242        1,251
                                           $8,344       $7,914

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                        (Unaudited)
                                         March 31,   December 31,
                                            1998         1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                            $  503       $  237
Accrued compensation and employee benefits    352          564
Accounts payable and accrued liabilities    1,269        1,276
Accrued income taxes                          326          218
Dividends payable                              86           85

  Total current liabilities                 2,536        2,380


Fiduciary liabilities                       2,599        2,282
Less - cash and investments held in
       a fiduciary capacity                (2,599)      (2,282)

                                                -            -

Long-term debt                              1,163        1,240
Other liabilities                           1,138        1,096

Commitments and contingencies                   -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                 -            -
Common stock, $1 par value, authorized
  400,000,000 shares, issued 172,427,758
  shares at March 31, 1998 and 172,391,177
  at December 31, 1997                        172          172
Additional paid-in capital                  1,007          994
Retained earnings                           2,121        1,975
Accumulated other comprehensive income        268          167
                                            3,568        3,308
Less - treasury shares, at cost,
 1,237,951 shares at March 31, 1998 and
 2,440,837 shares at December 31, 1997        (61)        (110)

 Total stockholders' equity                 3,507        3,198

                                           $8,344       $7,914

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                                1998      1997
Operating cash flows:
Net income                                     $231       $164
   Depreciation and amortization                 56         37
   Deferred income taxes                         (5)         1
   Other liabilities                             41         (7)
   Prepaid dealer commissions                   (29)       (61)
   Other, net                                    (7)         3
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                 (108)       (20)
   Other current assets                          39         (2)
   Accrued compensation and employee benefits  (211)      (174)
   Accounts payable and accrued liabilities      (6)        16
   Accrued income taxes                         119        (14)
   Effect of exchange rate changes               27         (7)

   Net cash generated from
     (used for) operations                      147        (64)

Financing cash flows:
Net increase in commercial paper                272        505
Other borrowings                                  9        400
Other repayments                                (81)      (121)
Purchase of treasury shares                      (2)         -
Issuance of common stock                         45         55
Dividends paid                                  (85)       (65)

   Net cash provided by
     financing activities                       158        774

Investing cash flows:
Additions to fixed assets                       (60)       (51)
Acquisitions                                   (112)      (375)
Other, net                                       13         13

   Net cash used for investing activities      (159)      (413)

Effect of exchange rate changes on cash
 and cash equivalents                            (3)        (5)

Increase in cash & cash equivalents             143        292

Cash & cash equivalents at beginning of period  424        300

Cash & cash equivalents at end of period       $567       $592

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1998 and 1997.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $30 million and $23 million for the three months ended March 31, 1998 and 1997, respectively.

    Net uncollected premiums and claims and the related payables amounting to $5.9 billion at March 31, 1998 and $5.2 billion at December 31, 1997, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Per Share Data

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires the
    Company to include basic and diluted per share figures on the face of the income statement.

    Basic net income per share is calculated by dividing net income by the average number of shares of the Company's common stock outstanding while diluted net income per share is calculated by adjusting the average common shares outstanding for the dilutive effect of potential common shares.

    The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 1998 and 1997.

    (In millions of shares)
                                          1998       1997

    Basic weighted average
      common shares outstanding            171        146

    Stock options                            5          3

    Diluted weighted average
      common shares outstanding            176        149

4.  Comprehensive Income

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, which is made up of net income, unrealized securities holding gains and foreign currency translation adjustments amounted to $332 million and $115 million for the three months ended March 31, 1998 and 1997. The difference between net income and comprehensive income for the quarter ended March 31, 1998 was primarily due to unrealized securities holding gains while the difference for the period ended March 31, 1997 was primarily due to foreign currency translation adjustments.

5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                           Three Months Ended
                                                March 31,
    (In millions of dollars)                1998        1997
    Purchase acquisitions:
      Assets acquired, excluding cash       $112      $ 2,536
      Liabilities assumed                      -       (1,156)
      Shares issued                            -       (1,005)
    Net cash outflow for acquisitions       $112      $   375

    Interest paid during the three months ended March 31, 1998 and 1997 was $33 million and $16 million, respectively.

    Income taxes paid during the three months ended March 31, 1998 and 1997 were $41 million and $98 million, respectively.

6.  Income Taxes

    The Company has received a Notice of Proposed Adjustment from a field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to 12b-1 fees paid by the Putnam Mutual Funds. The Company believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code and previously issued IRS technical advice. The field office has referred the Notice to the national office of the IRS for technical advice.

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

7.  Acquisitions

    On March 24, 1998, the Company purchased Brockman y Schuh
    Group, a risk and insurance services and employee benefit consulting firm in Mexico, for approximately $100 million.

    On March 27, 1997, the Company consummated a business combination with Johnson & Higgins ("J&H"), a privately-held risk and insurance services and employee benefit consulting firm. The Company agreed to pay total consideration of approximately $1.8 billion consisting of $600 million in cash and approximately 19.6 million shares (adjusted to reflect the stock split) of the Company's common stock. Approximately $1.3 billion was paid at closing or shortly thereafter and approximately $500 million will be paid in annual installments over the four years following the closing. The business combination is being accounted for using the purchase method of accounting. Accordingly, the goodwill of approximately $1.7 billion which results from the purchase price allocation will be amortized over 40 years.

    An agreed number of shares issued in connection with this transaction carry restrictions and, consequently, cannot be sold in the first and second years following the closing. In addition, approximately 1.6 million shares of common stock (adjusted to reflect the stock split) were placed in escrow for a period of up to two years in order to secure certain indemnification obligations with respect to representations and warranties.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the J&H business combination had occurred on January 1, 1997. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future.

    (In millions of dollars, except per share figures)

                                          Three Months Ended
                                            March 31, 1997

         Revenue                                $1,609
         Net Income                                179
         Basic Net Income per share               1.08
         Diluted Net Income per share             1.06

 8. Claims, Lawsuits and Other Contingencies

    The Company and its subsidiaries are subject to various claims and lawsuits consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant.

    On November 24, 1997, an action captioned "Aiena et al. vs. Olsen et al" was brought in the United States District Court for the Southern District of New York by certain former directors of J&H, which was acquired by the Company in March 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and the Company. The action essentially challenges the allocation of the consideration paid in connection with the Company's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The Complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages.

    On or about April 14, 1998, an action captioned "Sempier v. Olsen, et al" was brought in the United States District Court for the District of New Jersey by another former director of J&H against the same defendants named in the Aiena action, including J&H and the Company, in connection with the same transaction. The allegations and claims in the Sempier case are substantially similar to those in the Aiena action. Plaintiff seeks, among other relief, an unspecified amount of compensatory and punitive damages.

    On the basis of present information, available insurance coverage and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims and lawsuits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.

 9. Common Stock

    On May 21, 1997, the Board of Directors approved a two-for-one stock split of the Company's common stock in the form of a 100% stock distribution which was issued on June 27, 1997.
    All references to per share amounts have been restated for this stock distribution.

10. New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of these standards in conjunction with the preparation of the 1998 Annual Report.

11. Reclassifications

    In accordance with industry practice, the investment management segment has restated both revenue and expense for 1997 by identical amounts to reclassify certain commission expenses.


        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               First Quarter Ended March 31, 1998



General
Marsh & McLennan Companies, Inc. and Subsidiaries (the "Company") is a professional services firm providing risk and insurance services, investment management and consulting. More than 36,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

This management's discussion and analysis of financial condition and results of operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" on page one of this filing. This Form 10-Q should be read in conjunction with the Company's latest annual report on Form 10-K.

The consolidated results of operations follow:



(In millions of dollars)                   1998              1997


Revenue:
Risk and Insurance Services              $  870            $  563
Investment Management                       558               427
Consulting                                  348               305
                                          1,776             1,295
Expense:
Compensation and Benefits                   851               627
Other Operating Expenses                    521               391
                                          1,372             1,018
Operating Income                         $  404            $  277
Operating Income Margin                   22.7%             21.4%



Revenue, derived mainly from commissions and fees, rose 37% from the first quarter of 1997. This increase is partly attributable to the Company's business combination with Johnson & Higgins ("J&H") which closed on March 27, 1997 and, accordingly, was not reflected in the consolidated results of operations for the first quarter of 1997. Excluding acquisitions and dispositions, revenue grew approximately 13% for the first quarter of 1998 driven principally by increased revenue from the investment management segment, which was largely attributable to higher assets under management.

Operating expenses rose 35% in the first quarter of 1998 primarily due to the combination with J&H. Excluding acquisitions and dispositions, expenses grew 9% for the first quarter due, in large measure, to costs associated with staff growth and higher incentive compensation levels in the investment management segment commensurate with strong operating performance. Service related costs in this segment also increased due to the higher level of business activity.

The translated values of revenue and expense from the Company's international operations are affected by fluctuations in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.

Risk and Insurance Services


(In millions of dollars)                   1998             1997


Revenue                                    $870             $563
Expense                                     637              405
Operating Income                           $233             $158
Operating Income Margin                   26.8%            28.0%



Revenue
Revenue for the Risk and Insurance Services segment increased 55% from the first quarter of 1997 primarily due to the J&H business combination. Excluding acquisitions and dispositions, revenue increased approximately 5%. Insurance broking revenue, which represented 76% of Risk and Insurance Services, grew 5% in the first quarter of 1998 as net new business development was partially offset by continued declines in commercial property and casualty premium rates. Revenue for reinsurance broking grew 7% over the first quarter of 1997 and program management rose 4% while fiduciary interest income declined 2%.

Expense
Risk and Insurance Services expenses increased 57% from the first quarter of 1997 primarily due to the impact of acquisitions. Excluding acquisitions and dispositions, expenses increased approximately 2% from the first quarter of 1997. During the quarter, the Company realized integration savings associated with the elimination of redundant personnel and the consolidation of offices, primarily in the United States.

Investment Management


(In millions of dollars)                   1998             1997


Revenue                                    $558             $427
Expense                                     406              323
Operating Income                           $152             $104
Operating Income Margin                   27.2%            24.3%



Revenue
Putnam's revenue increased 31% compared with the first quarter of 1997 reflecting exceptional growth in the level of assets under management on which management fees are earned. Net new sales of mutual funds and additional investments by institutional accounts contributed $33 billion of the growth in the level of assets under management since March 1997, while market performance represented the remaining $54 billion of the increase.

Expense
Putnam's expenses rose 26% in the first quarter of 1998 reflecting the effect of staff growth to support new business and incentive compensation levels commensurate with strong operating performance along with increased service related costs resulting from the higher level of business activity.

Quarter-end and average assets under management for the first quarter are presented below:



(In billions of dollars)                    1998             1997


Mutual Funds:
Domestic Equity                             $138             $ 84
Taxable Bond                                  38               31
Tax-Free Income                               16               16
International Equity                          13                9
                                             205              140
Institutional Accounts:
Fixed Income                                  23               19
Domestic Equity                               26               14
International Equity                          13                7
                                              62               40
Quarter-end Assets                          $267             $180
Average Assets                              $249             $182


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

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant. At the end of the first quarter, assets held in equity securities represented 71% of assets under management, compared with 64% in 1997, while investments in fixed income products represented 29%, compared with 36% last year.

Consulting


(In millions of dollars)                    1998             1997


Revenue                                     $348             $305
Expense                                      315              277
Operating Income                            $ 33             $ 28
Operating Income Margin                     9.6%             9.3%



Revenue
Consulting revenue increased 14% in 1998 compared with the first quarter of 1997 reflecting net new business as well as some business acquired as part of the J&H transaction partially offset by the transfer of certain business lines as part of a strategic alliance with Automatic Data Processing. Adjusting for the impact of acquisitions and dispositions, revenue increased approximately 10% in the first quarter of 1998. Retirement consulting revenue, which represented 43% of the consulting segment, grew 10% in the first quarter while revenue rose 22% in the global compensation practice and 9% in general management consulting due to a higher volume of business in these practice lines during the first quarter of 1998. Economic consulting and health care consulting grew 9% and 2%, respectively.

Expense
Consulting expenses increased 14% for the first quarter of 1998.
Excluding acquisitions and dispositions, expenses increased 9% for the first quarter reflecting normal salary and related benefit expense increases.

Interest
Interest income earned on corporate funds increased to $5 million in the first quarter of 1998 compared with $3 million in 1997 primarily due to the J&H combination. Interest expense increased to $28 million in the first quarter of 1998 from $17 million in 1997 as a result of increased bank borrowings used to finance a portion of the acquisition of J&H as well as the assumption of J&H's long-term debt.

Income Taxes
The Company's consolidated tax rate was 39.5% of income before income taxes in the first quarter of 1998 compared with 37.5% for the first quarter of 1997. The increase in the 1998 tax rate is largely attributable to the nondeductibility of the goodwill amortization associated with the J&H acquisition. The overall tax rates are higher than the U.S. statutory rates primarily because of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $567 million on March 31, 1998, compared with $424 million on December 31, 1997.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $29 million for the three months ended March 31, 1998 compared with $61 million during the same period of 1997.

The Company's capital expenditures, which amounted to $60 million in the first three months of 1998 and $51 million in the first quarter of 1997, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The Company is continuing to update its computer systems in preparation for the year 2000 and expects that its critical systems will be year 2000 compliant on a timely basis. The costs associated with addressing this issue are not expected to have a material adverse impact on the Company's financial position or results of operations. However, if the Company's clients or vendors are unable to resolve such year 2000 processing issues in a timely manner, a material operating and financial risk could result.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, which is made up of net income, unrealized securities holding gains and foreign currency translation adjustments amounted to $332 million and $115 million for the three months ended March 31, 1998 and 1997. The difference between net income and comprehensive income for the quarter ended March 31, 1998 was primarily due to unrealized securities holding gains while the difference for the period ended March 31, 1997 was primarily due to foreign currency translation adjustments.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of these standards in conjunction with the preparation of the 1998 Annual Report.

The other liabilities in the Consolidated Balance Sheets, which totaled $1.1 billion on March 31, 1998 and December 31, 1997, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

                   PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                         MARCH 31, 1998



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    None.





                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of May, 1998 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               /s/ Frank J. Borelli
                               Senior Vice President and
                               Chief Financial Officer