Form 10-Q
period 1998-06-30
MARSH & MCLENNAN COMPANIES INC
filed 1998-08-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 For quarter ended June 30, 1998



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

     As of July 31, 1998, there were outstanding 255,663,848 shares of common stock, par value $1.00 per share, of the registrant.



        INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Johnson & Higgins, Year 2000 remediation and testing of computer systems, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company"). Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting the Company. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of the Company's risk and insurance services business, the failure to successfully integrate the insurance services business of Johnson & Higgins (including the achievement of synergies and cost reductions), changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of the Company's investment management business, changes in worldwide and national securities and fixed income markets and; with respect to all of the Company's activities, the failure of the Company and/or its significant business partners to be Year 2000 compliant on a timely basis, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of the Company's operations and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                 PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                                Three Months    Six Months Ended
                                Ended June 30,      June 30,
                                1998     1997      1998    1997

Revenue                        $1,750   $1,540    $3,526  $2,835

Expense                         1,404    1,278     2,776   2,296

Operating Income                  346      262       750     539

Interest Income                     7        8        12      11

Interest Expense                  (33)     (32)      (61)    (49)

Income Before Income Taxes        320      238       701     501

Income Taxes                      127       93       277     192

Net Income                     $  193   $  145    $  424  $  309

Basic Net Income
 Per Share (A)                   $.75     $.57     $1.65   $1.32

Diluted Net Income
 Per Share (A)                   $.72     $.56     $1.59   $1.29

Average Number of Shares
 Outstanding - Basic (A)          257      250       257     235

Average Number of Shares
 Outstanding - Diluted (A)        265      256       264     240

Dividends Declared (A)           $.40     $.33      $.73    $.63


(A) Restated to reflect the three-for-two stock split in the form of a stock distribution issued on June 26, 1998.

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                        (Unaudited)
                                          June 30,   December 31,
                                            1998         1997
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $532 at June 30, 1998 and
$378 at December 31, 1997)                 $  598       $  424


Receivables-
  Commissions and fees                      1,463        1,296
  Advanced premiums and claims                123           95
  Other receivables                           161          160
                                            1,747        1,551

  Less-allowance for doubtful accounts        (61)         (53)
  Net receivables                           1,686        1,498
Other current assets                          579          647

    Total current assets                    2,863        2,569

Long-term securities                          893          720

Fixed assets, net                             884          957
(net of accumulated depreciation and
 amortization of $827 at June 30, 1998
 and $798 at December 31, 1997)

Intangible assets                           2,720        2,417

Other assets                                1,239        1,251
                                           $8,599       $7,914


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                        (Unaudited)
                                          June 30,   December 31,
                                            1998         1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                            $  648       $  237
Accrued compensation and employee benefits    541          564
Accounts payable and accrued liabilities    1,150        1,276
Accrued income taxes                          228          218
Dividends payable                             103           85

  Total current liabilities                 2,670        2,380

Fiduciary liabilities                       2,475        2,282
Less - cash and investments held in
       a fiduciary capacity                (2,475)      (2,282)

                                                -            -

Long-term debt                              1,294        1,240
Other liabilities                           1,115        1,096

Commitments and contingencies                   -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                 -            -
Common stock, $1 par value, authorized
  400,000,000 shares, issued 260,657,642
  shares at June 30, 1998 and 258,586,766
  at December 31, 1997 *                      261          172
Additional paid-in capital                  1,011          994
Retained earnings                           2,211        1,975
Accumulated other comprehensive income        270          167
                                            3,753        3,308
Less - treasury shares, at cost,
 4,780,089 shares at June 30, 1998 and
 3,661,256 shares at December 31, 1997 *     (233)        (110)

 Total stockholders' equity                 3,520        3,198

                                           $8,599       $7,914

* Restated to reflect the three-for-two stock split in the form of a stock distribution issued on June 26, 1998.


                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                   June 30,
                                                1998       1997
Operating cash flows:
Net income                                      $424       $309
   Gain on sale of business                        -        (10)
   Depreciation and amortization                 121         90
   Deferred income taxes                          90        (35)
   Other liabilities                              19         10
   Prepaid dealer commissions                    (77)       (96)
   Other, net                                     (7)        (4)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (188)       (72)
   Other current assets                           63         (7)
   Accrued compensation and employee benefits    (23)       (14)
   Accounts payable and accrued liabilities     (126)       (52)
   Accrued income taxes                           13         10
   Effect of exchange rate changes                25          3
   Net cash generated from operations            334        132

Financing cash flows:
Net increase in commercial paper                 619        213
Other borrowings                                  21      1,080
Other repayments                                (164)      (570)
Purchase of treasury shares                     (109)         -
Issuance of common stock                          63        114
Dividends paid                                  (171)      (137)
   Net cash provided by
     financing activities                        259        700

Investing cash flows:
Additions to fixed assets                       (134)      (117)
Proceeds from sale of business,
 net of cash sold                                  -         29
Acquisitions                                    (313)      (550)
Other, net                                        30         16
   Net cash used for
     investing activities                       (417)      (622)

 Effect of exchange rate changes on cash
   and cash equivalents                           (2)       (10)

Increase in cash & cash equivalents              174        200

Cash & cash equivalents at beginning of period   424        300
Cash & cash equivalents at end of period        $598      $ 500


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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1998 and 1997.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $62 million and $52 million for the six months ended June 30, 1998 and 1997, respectively.

    Net uncollected premiums and claims and the related payables amounting to $6.3 billion at June 30, 1998 and $5.2 billion at December 31, 1997, are not included in the accompanying
    Consolidated Balance Sheets.

3.  Per Share Data

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires the
    Company to include basic and diluted per share figures on the face of the income statement.


    Basic net income per share is calculated by dividing net income by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Private Equity Plan. This result is then divided by the average common shares outstanding which have been adjusted for the dilutive effect of potential common shares.

    The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 1998 and 1997.

                                 Three Months   Six Months Ended
                                Ended June 30,      June 30,
                                 1998    1997     1998     1997

Net Income                        193     145      424       309

Less:  Potential Minority
        Interest associated
        with Putnam Private
        Equity Plan                (2)      -       (3)        -

Net Income for Diluted
 Earnings per Share               191     145      421       309


Basic Weighted Average
 Common Shares Outstanding        257     250      257       235

Stock Options                       8       6        7         5

Diluted Weighted Average
 Common Shares Outstanding        265     256      264       240


4.  Comprehensive Income

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income amounted to $527 million and $309 million for the six months ended
    June 30, 1998 and 1997. The difference between net income and comprehensive income for the six months ended June 30, 1998 was primarily due to net unrealized securities holding gains.

5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                            Six Months Ended
                                                June 30,
    (In millions of dollars)                1998        1997
    Purchase acquisitions:
      Assets acquired, excluding cash       $313      $ 2,659
      Liabilities assumed                      -       (1,103)
      Shares issued                            -       (1,006)
    Net cash outflow for acquisitions       $313      $   550

    Interest paid during the six months ended June 30, 1998 and 1997 was $70 million and $45 million, respectively.

    Income taxes paid during the six months ended June 30, 1998 and 1997 were $207 million and $194 million, respectively.

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

7.  Acquisitions

    On June 30, 1998, the Company purchased Kirke-Van Orsdel,
    Inc., an administrator of insurance and health benefit programs in the U.S.

    On March 24, 1998, the Company purchased Brockman y Schuh
    Group, a risk and insurance services and employee benefit consulting firm in Mexico.

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

    (In millions of dollars, except per share figures)

                                           Six Months Ended
                                            June 30, 1997

         Revenue                                $3,149
         Net Income                                324
         Basic Net Income per share               1.29
         Diluted Net Income per share             1.27

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

    On or about April 14, 1998, an action captioned "Sempier v. Olsen, et al" was brought in the United States District Court for the District of New Jersey by another former director of J&H against the same defendants named in the Aiena action, including J&H and the Company, in connection with the same transaction. The allegations and claims in the Sempier case are substantially similar to those in the Aiena action. Plaintiff seeks, among other relief, an unspecified amount of compensatory and punitive damages. This action will be heard together with the Aiena action in the District Court for the Southern District of New York.

    In 1993, several years prior to the acquisition of J&H, the Equal Employment Opportunity Commission ("EEOC") commenced a lawsuit against J&H in the United States District Court for the Southern District of New York. The action alleges that a mandatory retirement policy for directors then in effect at J&H violated the federal Age Discrimination in Employment Act ("ADEA"). In 1995, the District Court ruled in the EEOC's favor that the J&H mandatory retirement policy violated the ADEA. The Court of Appeals for the Second Circuit affirmed that ruling in 1996. The EEOC seeks to recover damages on behalf of certain former directors and a trial on the matter of damages is scheduled for October 5, 1998. Pursuant to the Stock Purchase Agreement between the Company and J&H and the stockholders of J&H, the Company will bear one-half of all damages and expenses in this action.

    Certain present and former English subsidiaries of the Company are required by their regulatory body, the Personal Investment Authority, to review transactions with, and advice to, clients in relation to the sale of certain investments. The disclosure and advice in connection with such sales has been called into question by clients or by the Personal Investment Authority on their behalf. Where the review discloses an inappropriate sale, compensation is required to be paid to the client. While the amount of compensation which has been and may be paid, the liability of present subsidiaries of the Company in connection therewith and the extent to which any such liability is covered by insurance remains uncertain, the aggregate amount claimed could be significant.

    On the basis of present information, available insurance coverage and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims and lawsuits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.

 9. Common Stock

    On May 20, 1998, the Company's Board of Directors authorized a three-for-two stock distribution of $1 par value common stock, which was issued on June 26, 1998 to shareholders of record on June 5, 1998. Upon issuance of the shares, paid-in capital was reduced and the common stock account increased by $87 million, the par value of the additional common shares issued. All references to per share amounts have been restated for this stock distribution.

10. New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of these standards in conjunction with the preparation of the 1998 Annual Report.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, must be adopted in the fiscal year beginning after June 15, 1999. The Company does not expect the adoption of this standard to have a material impact on its operating results or financial position.


        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
        Second Quarter and Six Months Ended June 30, 1998


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

The consolidated results of operations follow:


                            Second Quarter          Six Months
(In millions of dollars)     1998    1997        1998       1997


Revenue:
Risk and Insurance
 Services                 $  784    $  747     $1,654    $1,310
Investment Management        587       446      1,145       873
Consulting                   379       347        727       652
                           1,750     1,540      3,526     2,835

Expense:
Compensation and Benefits    866       798      1,717     1,425
Other Operating Expenses     538       480      1,059       871
                           1,404     1,278      2,776     2,296

Operating Income          $  346    $  262     $  750    $  539

Operating Income Margin    19.8%     17.0%      21.3%     19.0%



Revenue, derived mainly from commissions and fees, rose 14% from the second quarter of 1997 and grew by 24% for the six months. The second quarter increase was driven principally by increased revenue from the Investment Management segment as average assets under management were substantially higher than the comparable figures in the previous year. For the six months, the increase in the Investment Management segment was supplemented by an increase in Risk and Insurance Services as the Company's business combination with Johnson & Higgins ("J&H"), which closed on March 27, 1997, was not reflected in the consolidated results of operations for the first quarter of 1997. Excluding acquisitions and dispositions, revenue grew approximately 14% for the first six months of 1998.


Operating expenses rose 10% in the second quarter of 1998 primarily due to costs associated with staff growth and higher incentive compensation levels in the Investment Management segment commensurate with strong operating performance. Service related costs in this segment also increased due to the higher level of business activity. For the six months, the increase in operating expenses of 21% is also due to the impact of the J&H transaction. Excluding acquisitions and dispositions, operating expenses rose approximately 9% for the first six months of 1998.

The translated values of revenue and expense from the Company's international operations are affected by fluctuations in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.

Risk and Insurance Services

                            Second Quarter         Six Months
(In millions of dollars)   1998       1997        1998     1997


Revenue                    $784       $747      $1,654   $1,310
Expense                     639        617       1,276    1,022
Operating Income           $145       $130      $  378   $  288
Operating Income Margin   18.5%      17.5%       22.8%    22.0%



Revenue
Revenue for the Risk and Insurance Services segment increased 5% from the second quarter of 1997. Insurance broking revenue, which represented 76% of Risk and Insurance Services, grew 5% in the second quarter of 1998 as net new business development was partially offset by continued premium rate declines in virtually all lines of coverage. The increased level of net new business development was primarily concentrated in the United States. Revenue for reinsurance broking grew 5% over the second quarter of 1997 and program management rose 7%. For the six months, revenue for Risk and Insurance Services increased 26% over the same period last year primarily due to the J&H transaction at the end of the first quarter of 1997. Excluding acquisitions and dispositions, Risk and Insurance Services revenue rose approximately 5% during the first half of 1998.

Expense
Risk and Insurance Services expense increased 3% from the second quarter of 1997 reflecting the realization of substantial integration related savings offset, in part, by higher technology and systems spending. During the quarter, the Company realized additional integration savings associated with the elimination of redundant personnel and the consolidation of offices, primarily in the United States. For the six months, expense increased 25%, largely attributable to the business combination with J&H.

Investment Management

                            Second Quarter         Six Months
(In millions of dollars)   1998       1997        1998     1997


Revenue                    $587       $446      $1,145     $873
Expense                     423        334         829      657
Operating Income           $164       $112      $  316     $216
Operating Income Margin   28.0%      25.1%       27.6%    24.7%



Revenue
Putnam's revenue increased 32% compared with the second quarter of 1997 and 31% for the six months reflecting excellent growth in the level of assets under management on which management fees are earned. Net new sales of mutual funds and additional investments by institutional accounts contributed $34 billion of the growth in the level of assets under management since June 1997, while market performance represented the remaining $37 billion of the increase. During the second quarter of 1998, net new sales and additional investments resulted in a $9 billion increase in the level of assets under management since March 31, 1998 while market performance contributed an additional $2 billion to the increase. The $43 billion increase in assets under management during the first half of 1998 was due to net new investments of $19 billion and market performance of $24 billion.

Expense
Putnam's expenses rose 27% in the second quarter of 1998 and 26% for the six months reflecting the effect of staff growth to support new business and incentive compensation levels commensurate with strong operating performance along with increased service related costs resulting from the higher level of business activity.

Quarter-end and average assets under management for the second quarter are presented below:


(In billions of dollars)                    1998             1997


Mutual Funds:
Domestic Equity                             $143             $101
Taxable Bond                                  38               32
Tax-Free Income                               16               16
International Equity                          14               11
                                             211              160
Institutional Accounts:
Fixed Income                                  24               20
Domestic Equity                               29               18
International Equity                          14                9
                                              67               47
Quarter-end Assets                          $278             $207

Average Assets                              $271             $193



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

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant. At the end of the second quarter, assets held in equity securities represented 72% of assets under management, compared with 67% in 1997, while investments in fixed income products represented 28%, compared with 33% last year.

Consulting

                            Second Quarter         Six Months
(In millions of dollars)   1998       1997        1998     1997


Revenue                    $379       $347        $727    $652
Expense                     326        306         641     583
Operating Income           $ 53       $ 41        $ 86    $ 69
Operating Income Margin   13.9%      11.7%       11.9%   10.6%

Revenue
Consulting revenue increased 9% in 1998 compared with the second quarter of 1997 reflecting net new business and the impact of several small acquisitions partially offset by the transfer of certain business lines as part of a strategic alliance with Automatic Data Processing. Adjusting for the impact of acquisitions and dispositions, revenue increased approximately 10% in the second quarter of 1998. Retirement consulting revenue, which represented 41% of the Consulting segment, grew 12% in the second quarter while revenue rose 16% in the global compensation practice and 7% in general management consulting due to a higher volume of business in these practice lines during the second quarter of 1998. Economic consulting and health care consulting grew 12% and 9%, respectively. For the six months, consulting revenue increased 12% over the same period of 1997. A portion of this increase reflects business acquired as part of the J&H transaction. Excluding acquisitions and dispositions, revenue increased 10% for the six months.

Expense
Consulting expenses increased 6% for the second quarter of 1998 and 10% for the six months. Excluding acquisitions and dispositions, expenses increased 10% for the second quarter and six months primarily reflecting normal salary and related benefit expense increases.

Interest
Interest income earned on corporate funds was $7 million in the second quarter of 1998 compared with $8 million in 1997. Interest expense increased to $33 million in the second quarter of 1998 from $32 million in 1997. Interest expense increased to $61 million for the six months ended June 30, 1998 from $49 million in 1997 as a result of increased bank borrowings used to finance a portion of the acquisition of J&H as well as the assumption of J&H's long-term debt.

Income Taxes
The Company's consolidated tax rate was 39.5% of income before income taxes in the second quarter and first six months of 1998 compared with 39.1% and 38.25%, respectively, for the comparable periods of 1997. The increase in the 1998 tax rate is largely attributable to the nondeductibility of the goodwill amortization associated with the J&H transaction. The overall tax rates are higher than the U.S. statutory rates primarily because of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $598 million on June 30, 1998, compared with $424 million on December 31, 1997.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $77 million for the six months compared with $96 million during the same period of 1997.

The Company's capital expenditures, which amounted to $134 million in the first six months of 1998 and $117 million in the second quarter of 1997, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The Company is in the process of updating its computer systems in preparation for the year 2000. As part of this process, the Company has completed an assessment of major technical areas that could be subject to year 2000 issues on its risk and insurance services, investment management and consulting operating segments. Remediation and testing is currently underway and the Company expects that all of its critical systems will be year 2000 compliant in the first half of 1999. The ongoing costs associated with addressing this issue have not been nor are they expected to have a material adverse impact on the Company's financial position or results of operations. The Company is also in the process of inquiring as to the state of readiness of its clients and vendors. If these third parties are unable to resolve year 2000 processing issues in a timely manner, a material operating and financial risk could result.

The other liabilities in the Consolidated Balance Sheets, which totaled $1.1 billion on June 30, 1998 and December 31, 1997, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

Other
Comprehensive income amounted to $527 million and $309 million for the six months ended June 30, 1998 and 1997. The difference between net income and comprehensive income for the six months ended June 30, 1998 was primarily due to net unrealized securities holding gains.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of these standards in conjunction with the preparation of the 1998 Annual Report.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, must be adopted in the fiscal year beginning after June 15, 1999. The Company does not expect the adoption of this standard to have a material impact on its operating results or financial position.


                   PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                          JUNE 30, 1998


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Registrant was held on May 20, 1998. Represented at the Meeting, at which stockholders took the following actions, were 139,696,526 shares or 82.2 percent of the Registrant's 170,004,267 shares of common stock outstanding and entitled to vote:

          1. Each of the eight nominees for election as directors received at least 134,501,187 or 96.3 percent of the shares represented at the meeting. They are Norman Barham, Lewis W. Bernard, Richard
               H. Blum, Frank J. Borelli, Robert F. Erburu, Ray J. Groves, George Putnam and John D. Ong. The remaining directors continuing in office are:
               Jeffrey W. Greenberg, Lord Lang, Adele Smith
               Simmons, A.J.C. Smith, Peter Coster, Lawrence J. Lasser, David A. Olsen, John T. Sinnott and Frank
               J. Tasco.

               John D. Ong was elected to the board of directors of Marsh & McLennan Companies, Inc. Mr. Ong is chairman emeritus of the BFGoodrich Company. He retired as chairman of its board of directors in 1997 after more than 36 years of service to the company.

               Richard S. Hickok and Richard M. Morrow retired from the board of Marsh & McLennan Companies, having served as directors since 1983 and 1991, respectively.

          2. Shareholders approved an amendment to the Company's Stock Investment Plan for employees providing for an increase in the Company's matching contribution to the plan for certain categories of participants, with a vote of 137,024,052 or 98.1 percent of the shares represented (2,145,166 opposing and 527,308 abstaining).

          3. Deloitte & Touche LLP was ratified as the Company's independent public accountants for the year ending December 31, 1998, with a vote of 139,003,824 or
               99.5 percent of the shares represented (360,657 opposing and 332,045 abstaining).

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                    None.




                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of August, 1998 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               /s/ Frank J. Borelli
                               Senior Vice President and
                               Chief Financial Officer