Form 10-Q
period 1998-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1998-11-13
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                           FORM  10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              For quarter ended September 30, 1998



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

     As of October 31, 1998, there were outstanding 257,302,775 shares of common stock, par value $1.00 per share, of the registrant.





        INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Johnson & Higgins and Sedgwick Group plc, Year 2000 remediation and testing of computer systems, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company"). Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting the Company. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of the Company's risk and insurance services business, the failure to successfully integrate the insurance services business of Johnson & Higgins and Sedgwick Group plc (including the achievement of synergies and cost reductions), changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of the Company's investment management business, changes in worldwide and national securities and fixed income markets and; with respect to all of the Company's activities, the failure of the Company and/or its significant business partners to be Year 2000 compliant on a timely basis, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of the Company's operations and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                PART I,  FINANCIAL INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions, except per share figures)
                           (Unaudited)


                          Three Months Ended   Nine Months Ended
                             September 30,       September 30,
                            1998       1997      1998      1997

Revenue                     $1,719    $1,548    $5,245    $4,383

Expense                      1,384     1,299     4,160     3,595

Operating Income               335       249     1,085       788

Interest Income                  5         6        17        17

Interest Expense               (33)      (28)      (94)      (77)

Income Before Income Taxes     307       227     1,008       728

Income Taxes                   121        87       398       279

Net Income                  $  186    $  140    $  610    $  449

Basic Net Income
 Per Share (A) (B)            $.73      $.55     $2.38     $1.86

Diluted Net Income
 Per Share (A) (B)            $.69      $.54     $2.28     $1.82

Average Number of Shares
 Outstanding - Basic (A)       256       253       256       241

Average Number of Shares
 Outstanding - Diluted (A)     263       260       264       247

Dividends Declared (A)        $.40      $.33     $1.13      $.96


(A) Amounts in 1997 were restated to reflect the three-for-two stock split in the form of a stock distribution issued on June 26, 1998.

(B) Net income per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per share amounts may not equal the total for the year.

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)




                                       (Unaudited)
                                      September 30,  December 31,
                                          1998           1997
ASSETS

Current assets:

Cash and cash equivalents
(including interest-bearing amounts
of $597 at September 30, 1998 and
$378 at December 31, 1997)                 $  667       $  424


Receivables-
  Commissions and fees                      1,418        1,296
  Advanced premiums and claims                125           95
  Other receivables                           161          160
                                            1,704        1,551

  Less-allowance for doubtful accounts        (68)         (53)
  Net receivables                           1,636        1,498
Other current assets                          543          647

    Total current assets                    2,846        2,569

Long-term securities                          752          720

Fixed assets, net                             934          957
(net of accumulated depreciation and
 amortization of $842 at September 30,
 1998 and $798 at December 31, 1997)

Intangible assets                           2,822        2,417

Other assets                                1,374        1,251
                                           $8,728       $7,914

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In millions of dollars)


                                       (Unaudited)
                                      September 30,  December 31,
                                          1998           1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                            $  480       $  237
Accrued compensation and employee benefits    650          564
Accounts payable and accrued liabilities    1,130        1,276
Accrued income taxes                          354          218
Dividends payable                             100           85

  Total current liabilities                 2,714        2,380

Fiduciary liabilities                       2,570        2,282
Less - cash and investments held in
       a fiduciary capacity                (2,570)      (2,282)

                                                -            -

Long-term debt                              1,280        1,240
Other liabilities                           1,157        1,096

Commitments and contingencies                   -            -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                 -            -
Common stock, $1 par value, authorized
  400,000,000 shares, issued 260,662,839
  shares at September 30, 1998 and
  258,586,766 at December 31, 1997 *          261          172
Additional paid-in capital                    980          994
Retained earnings                           2,294        1,975
Accumulated other comprehensive income        216          167
                                            3,751        3,308
Less - treasury shares, at cost,
 3,457,056 shares at September 30,
 1998 and 3,661,256 shares at
 December 31, 1997 *                         (174)        (110)

 Total stockholders' equity                 3,577        3,198

                                           $8,728       $7,914

* Restated to reflect the three-for-two stock split in the form of a stock distribution issued on June 26, 1998.

                 MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)
                           (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                                1998       1997
Operating cash flows:
Net income                                      $610      $  449
   Gain on sale of business                        -         (10)
   Depreciation and amortization                 181         147
   Deferred income taxes                          83          (1)
   Other liabilities                              61          12
   Prepaid dealer commissions                    (95)       (125)
   Other, net                                    (10)          1
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                  (138)        (77)
   Other current assets                           82         (12)
   Accrued compensation and employee benefits     86          47
   Accounts payable and accrued liabilities     (146)        (39)
   Accrued income taxes                          114         (79)
   Effect of exchange rate changes                39         (12)
   Net cash generated from operations            867         301

Financing cash flows:
Net increase (decrease) in commercial paper      453        (100)
Other borrowings                                  32       2,175
Other repayments                                (204)     (1,507)
Purchase of treasury shares                     (195)          -
Issuance of common stock                         171         195
Dividends paid                                  (276)       (221)
   Net cash (used for) provided by
     financing activities                        (19)        542

Investing cash flows:
Additions to fixed assets                       (216)       (159)
Proceeds from sale of business,
 net of cash sold                                  -          29
Acquisitions                                    (373)       (568)
Other, net                                       (21)          -
   Net cash used for investing activities       (610)       (698)

Effect of exchange rate changes on cash
   and cash equivalents                            5         (10)

Increase in cash & cash equivalents              243         135

Cash & cash equivalents at beginning of period   424         300
Cash & cash equivalents at end of period        $667      $  435

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

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine-month periods ended September 30, 1998 and 1997.

2.  Fiduciary Cash and Liabilities

    In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity.
    Interest income on these fiduciary funds, included in revenue, amounted to $98 million and $84 million for the nine months ended September 30, 1998 and 1997, respectively.

    Net uncollected premiums and claims and the related payables amounting to $6.1 billion at September 30, 1998 and $5.2 billion at December 31, 1997, are not included in the accompanying Consolidated Balance Sheets.

3.  Per Share Data

    In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the Company to include basic and diluted per share figures on the face of the income statement.

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

    The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine-month periods ended
    September 30, 1998 and 1997.

                                 Three Months     Nine Months
                                    Ended             Ended
                                 September 30,   September 30,
                                 1998    1997    1998     1997

Net Income                       $186    $140    $610     $449

Less:  Potential Minority
        Interest associated
        with Putnam Private
        Equity Plan                (5)      -      (8)       -

Net Income for Diluted
 Earnings per Share              $181    $140    $602     $449

Basic Weighted Average
 Common Shares Outstanding        256     253     256      241

Stock Options                       7       7       8        6

Diluted Weighted Average
 Common Shares Outstanding        263     260     264      247

4.  Comprehensive Income

    Effective January 1, 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income amounted to $659 million and $477 million for the nine months ended September 30, 1998 and 1997, respectively. The difference between net income and comprehensive income for the nine months ended September 30, 1998 was primarily due to foreign currency translation adjustments while the difference for the period ended September 30, 1997 was due to net unrealized securities holding gains, partially offset by foreign currency translation adjustments.

5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions:
                                           Nine Months Ended
                                             September 30,
    (In millions of dollars)                1998        1997
    Purchase acquisitions:
      Assets acquired, excluding cash       $373      $ 2,659
      Liabilities assumed                      -       (1,115)
      Shares issued                            -         (975)
    Net cash outflow for acquisitions        373          569
    Cash acquired in pooling of
     interests acquisition                     -           (1)
                                            $373      $   568

    Interest paid during the nine months ended September 30, 1998 and 1997 was $107 million and $66 million, respectively.

    Income taxes paid during the nine months ended September 30, 1998 and 1997 were $230 million and $339 million, respectively.

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

7.  Acquisitions

    During the third quarter, the Company announced its offer to acquire Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups, for total cash consideration of pounds sterling 1.25 billion or approximately $2.1 billion. On November 3, 1998, the Company announced that it had received the necessary acceptances of its offer and that all remaining conditions of the merger had been satisfied. Accordingly, on November 3, 1998, this offer became wholly unconditional and the Company became the beneficial owner of approximately 88% of Sedgwick's issued share capital. The offer remains open and the Company intends to acquire the remaining issued share capital pursuant to the offer and/or other applicable statutory procedures under the laws of the United Kingdom.

    Except to the extent specifically identified herein, the information contained in this Form 10-Q reflects the business and operations of the Company without giving effect to the consummation of the Sedgwick offer. For the year ended December 31, 1997, Sedgwick reported net income amounting to pounds sterling 52.1 million ($85 million) on a U.S. GAAP basis. At December 31, 1997, Sedgwick and its subsidiaries employed approximately 16,000 employees.

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

    (In millions of dollars, except per share figures)

                                           Nine Months Ended
                                           September 30, 1997

         Revenue                                $4,688
         Net Income                                460
         Basic Net Income per share               1.84
         Diluted Net Income per share             1.79

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

    On or about April 14, 1998, an action captioned "Sempier v. Olsen, et al" was brought in the United States District Court for the District of New Jersey by another former director of J&H against the same defendants named in the Aiena action, including J&H and the Company, in connection with the same transaction. The allegations and claims in the Sempier case are substantially similar to those in the Aiena action. Plaintiff seeks, among other relief, an unspecified amount of compensatory and punitive damages. This action was transferred to the District Court for the Southern District of New York to be heard together with the Aiena action. The defendants made motions to dismiss both the Sempier and Aiena actions. These motions are currently under consideration by the District Court.

    In 1993, several years prior to the acquisition of J&H, the Equal Employment Opportunity Commission ("EEOC") commenced a lawsuit against J&H in the United States District Court for the Southern District of New York. The action alleges that a mandatory retirement policy for directors then in effect at J&H violated the federal Age Discrimination in Employment Act ("ADEA"). In 1995, the District Court ruled in the EEOC's favor that the J&H mandatory retirement policy violated the ADEA. The Court of Appeals for the Second Circuit affirmed that ruling in 1996. The EEOC seeks to recover damages on behalf of certain former directors and a trial on the matter of damages is presently scheduled for February, 1999. Pursuant to the Stock Purchase Agreement between the Company and J&H and the stockholders of J&H, the Company will bear one-half of all damages and expenses in this action.

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

10. New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of these standards in conjunction with the preparation of the 1998 Annual Report.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, must be adopted in the fiscal year beginning after June 15, 1999. The Company does not expect the adoption of this standard to have a material impact on its operating results or financial position.

        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
     Third Quarter and Nine Months Ended September 30, 1998

General
Marsh & McLennan Companies, Inc. and Subsidiaries (the "Company") is a professional services firm providing risk and insurance services, investment management and consulting. More than 39,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

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

The consolidated results of operations follow:


                            Third Quarter           Nine Months
(In millions of dollars)    1998       1997      1998       1997


Revenue:
Risk and Insurance
 Services                 $  764     $  707    $2,418      $2,017
Investment Management        568        494     1,713       1,367
Consulting                   387        347     1,114         999
                           1,719      1,548     5,245       4,383
Expense:
Compensation and Benefits    860        811     2,577       2,236
Other Operating Expenses     524        488     1,583       1,359
                           1,384      1,299     4,160       3,595

Operating Income          $  335     $  249    $1,085      $  788

Operating Income Margin    19.5%      16.1%     20.7%       18.0%



Revenue, derived mainly from commissions and fees, rose 11% from the third quarter of 1997 and grew by 20% for the nine months. This growth was driven principally by increased revenue from the Investment Management segment as average assets under management were substantially higher than the comparable figures in the previous year. Also, the Consulting segment experienced strong revenue growth due to a higher level of services provided in the retirement, global compensation, health care and economic consulting areas. For the nine months, the increases in the Investment Management and Consulting segments were supplemented by an increase in Risk and Insurance Services as the Company's business combination with Johnson & Higgins ("J&H"), which closed on March 27, 1997, was not reflected in the consolidated results of operations for the first quarter of 1997. Excluding acquisitions and dispositions, revenue grew approximately 13% for the first nine months of 1998.

Expenses rose 7% in the third quarter of 1998 due, in part, to costs associated with staff growth in the Investment Management and Consulting segments to support a higher volume of business in 1998. For the nine months, the increase in expenses of 16% is partially due to the impact of the J&H transaction. Excluding acquisitions and dispositions, expenses rose 8% for the first nine months of 1998 primarily reflecting costs associated with staff growth and higher incentive compensation levels in the Investment Management segment commensurate with strong operating performance.

The translated values of revenue and expense from the Company's international operations are affected by fluctuations in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.

Risk and Insurance Services

                            Third Quarter        Nine Months
(In millions of dollars)   1998       1997        1998       1997


Revenue                    $764       $707      $2,418     $2,017
Expense                     648        606       1,924      1,628
Operating Income           $116       $101      $  494     $  389
Operating Income Margin   15.2%      14.2%       20.4%      19.3%



Revenue
Revenue for the Risk and Insurance Services segment increased 8% from the third quarter of 1997. Excluding the impact of the acquisition of Kirke-Van Orsdel, Inc. ("KVI"), a U.S.-based administrator of insurance and health benefit programs, and the net effect of several smaller acquisitions and dispositions, revenue grew 5% in the quarter. Insurance broking revenue, which represented 70% of Risk and Insurance Services, grew 5% in the third quarter of 1998 as net new business development was partially offset by continued premium rate declines in virtually all lines of coverage. The increased level of net new business development was primarily concentrated in the United States and the United Kingdom. Revenue for reinsurance broking grew 5% over the third quarter of 1997 and program management revenue, excluding KVI, rose 8%.

For the nine months, revenue for Risk and Insurance Services increased 20% over the same period last year primarily due to the effect of the J&H transaction at the end of the first quarter of 1997. Excluding acquisitions and dispositions, Risk and Insurance Services revenue rose approximately 5% for the nine months, as revenue grew 5% in insurance broking while reinsurance broking rose 6% and program management increased 7%.

Expense
Risk and Insurance Services expenses increased 7% from the third quarter of 1997. Excluding acquisitions and dispositions, expenses grew 2% reflecting normal salary progressions for continuing staff and higher technology and systems spending offset by the realization of integration related savings. For the nine months, expenses increased 18%, largely attributable to the business combination with J&H, which, as previously noted, was effective as of the end of the first quarter of 1997 resulting in 1998 having one additional quarter of J&H expenses. Excluding acquisitions and dispositions, expenses grew 2% compared with the first nine months of 1997.

Investment Management

                             Third Quarter        Nine Months
(In millions of dollars)   1998        1997       1998      1997


Revenue                    $568        $494     $1,713    $1,367
Expense                     389         368      1,218     1,025
Operating Income           $179        $126     $  495    $  342
Operating Income Margin   31.5%       25.4%      28.9%     25.0%



Revenue
Putnam's revenue increased 15% compared with the third quarter of 1997 and 25% for the nine months reflecting excellent growth in the level of assets under management on which management fees are earned. Assets under management aggregated $253 billion at September 30, 1998 compared with $227 billion at September 30, 1997 reflecting $32 billion of mutual fund net new sales and additional investments by institutional accounts offset, in part, by a $6 billion decline resulting from lower equity market levels.
Compared with June 30, 1998, assets under management declined $25 billion as a $5 billion cash inflow from net new fund sales and additional institutional investments was more than offset by a $30 billion decline in market value related to a significant drop in equity market levels during the quarter.

Expense
Putnam's expenses rose 5% in the third quarter of 1998 reflecting the effect of staff growth to support higher volume partially offset by a reduction in variable incentive compensation that fluctuates with overall performance levels. For the nine months, expenses grew 19% due to the effect of staff growth and higher incentive compensation levels commensurate with strong operating performance along with increased service-related costs resulting from the higher level of business activity.

Quarter-end and average assets under management for the third quarter are presented below:



(In billions of dollars)                    1998            1997


Mutual Funds:
Domestic Equity                             $125            $115
Taxable Bond                                  37              33
Tax-Free Income                               17              16
International Equity                          12              12
                                             191             176
Institutional Accounts:
Fixed Income                                  25              21
Domestic Equity                               25              20
International Equity                          12              10
                                              62              51

Quarter-end Assets                          $253            $227

Average Assets                              $268            $218



Assets under management are affected by fluctuations in domestic and international stock and bond market prices and by the level of investments and withdrawals for current and new fund shareholders and institutional clients. They are also affected by investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services, designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant. At the end of the third quarter in 1998 and 1997, assets held in equity securities represented 69% of assets under management, while investments in fixed income products represented 31% for both periods.

Consulting

                             Third Quarter        Nine Months
(In millions of dollars)   1998        1997       1998      1997


Revenue                    $387        $347     $1,114      $999
Expense                     332         305        973       888
Operating Income           $ 55        $ 42     $  141      $111
Operating Income Margin   14.1%       12.2%      12.7%     11.2%



Revenue
Consulting revenue increased 12% in 1998 compared with the third quarter of 1997 reflecting net new business and the impact of several small acquisitions partially offset by the transfer of certain business lines as part of a strategic alliance with Automatic Data Processing. Adjusting for the impact of acquisitions and dispositions, revenue increased approximately 14% in the third quarter of 1998. Retirement consulting revenue, which represented 40% of the Consulting segment, grew 12% in the third quarter while revenue rose 25% in the global compensation practice, 35% for economic consulting and 14% in health care consulting due to a higher volume of business in these practice lines.

For the first nine months of 1998, Consulting revenue increased 11%. Excluding acquisitions and dispositions, revenue increased approximately 12% for the nine months as retirement consulting grew 11% while revenue increased 21% in the global compensation practice and 19% in economic consulting. Health care consulting and general management consulting grew 8% and 7%, respectively.

Expense
Consulting expenses increased 9% for the third quarter of 1998 and 10% for the nine months. Excluding acquisitions and dispositions, expenses increased 12% for the third quarter and 10% for the nine months primarily reflecting the effect of staff growth to support new business, higher incentive compensation commensurate with strong operating performance along with normal compensation expense increases.

Interest
Interest income earned on corporate funds was $5 million in the third quarter of 1998 compared with $6 million in 1997. Interest expense increased to $33 million in the third quarter of 1998 from $28 million in 1997 partially due to incremental debt incurred in connection with the acquisition of KVI at the end of the second quarter of 1998. Interest expense increased to $94 million for the nine months ended September 30, 1998 from $77 million in 1997 as a result of increased bank borrowings used to finance a portion of the acquisition of J&H as well as the assumption of J&H's long-term debt and the acquisition of KVI.

Income Taxes
The Company's consolidated tax rate was 39.5% of income before income taxes in the third quarter and first nine months of 1998 compared with 38.25% for the comparable periods of 1997. The increase in the 1998 tax rate is largely attributable to the nondeductibility of the goodwill amortization associated with the J&H transaction. The overall tax rates are higher than the U.S. statutory rates primarily because of state and local income taxes.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $667 million on September 30, 1998, compared with $424 million on December 31,
1997.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $95 million for the nine months compared with $125 million during the same period of 1997.

The Company's capital expenditures, which amounted to $216 million in the first nine months of 1998 and $159 million during the same period of 1997, were primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The other liabilities in the Consolidated Balance Sheets, which totaled $1.2 billion on September 30, 1998 and $1.1 billion on December 31, 1997, include the Company's long-term pension liability, reserves related to the Company's professional liability insurance program, and the postretirement liability for certain health care and life insurance benefits.

During the third quarter, the Company announced its offer to acquire Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups, for total cash consideration of pounds sterling 1.25 billion or approximately $2.1 billion. On November 3, 1998, the Company announced that it had received the necessary acceptances of its offer and that all remaining conditions of the merger had been satisfied. Accordingly, on November 3, 1998, this offer became wholly unconditional and the Company became the beneficial owner of approximately 88% of Sedgwick's issued share capital. The offer remains open and the Company intends to acquire the remaining issued share capital pursuant to the offer and/or other applicable statutory procedures under the laws of the United Kingdom. The Company will initially finance the transaction with commercial paper that will be supported by a committed bank facility comprising 19 banks and led by J. P. Morgan.

Other
Comprehensive income amounted to $659 million and $477 million for the nine months ended September 30, 1998 and 1997. The difference between net income and comprehensive income for the nine months ended September 30, 1998 was primarily due to foreign currency translation adjustments.

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

Year 2000 Issue
The Company is in the process of updating its computer systems in preparation for the Year 2000. The project, which began in early 1996, is well under way. Steering committees have been established comprising executive level management in each operating segment. The Audit Committee of the Company's Board of Directors is regularly updated on the status of its Year 2000 efforts.

In connection with this project, each of the Company's operating segments will complete a four-step process consisting of (1) taking inventory of all technical areas, including hardware, software (application and system), data, third-party services and infrastructure that could potentially be affected by the Year 2000 issue, (2) assessing the scope and severity of the issue, (3) performing necessary remediation and (4) testing/implementation. Each operating segment has already enhanced or replaced a number of systems to handle dates beyond January 1, 2000. At this time, all of the Company's operating segments are in the process of remediation or in the testing/implementation phase of the process for mission critical systems.

At Putnam Investments, testing of third party dependencies with sub-custodians, pricing services and other vendors has been identified as a critical component of the Year 2000 evaluation process. In July 1998, Putnam participated in the "Street-wide Test" carried out under the auspices of the Securities Industry Association. Putnam will participate in all future testing, which will include the simulation of a trading cycle from order entry to settlement in a Year 2000 environment.

On a cumulative basis, the cost to the Company of achieving Year 2000 compliance has amounted to approximately $35 million through September 30, 1998, of which $17 million was incurred during 1996 and 1997. Such costs do not include expenses incurred in replacing systems and applications in the ordinary course which have the effect of making such systems and applications Year 2000 compliant but which were not incurred for that specific purpose. Costs of modifying computer software for Year 2000 conversion are being charged to expense as they are incurred. Future costs associated with addressing this issue are not expected to have a material adverse impact on the Company's financial position or results of operations.

The Company expects that all of its mission critical systems will be Year 2000 compliant by mid-1999. In addition, the Company is continuing its inquiries as to the state of readiness of its clients and vendors. If these third parties are unable to resolve Year 2000 processing issues in a timely manner, a material operating and financial risk could result. A further review of the Year 2000 issues associated with Sedgwick will be performed. Sedgwick has advised the Company that its progress is in line with the Company on this issue.

The individual operating units of the Company are currently in the process of developing their contingency plans to address certain exposures relating to the Year 2000 issue. It is anticipated that these plans will be completed during 1999.

                   PART II, OTHER INFORMATION

                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES


       INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                       September 30, 1998



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                  10.1 Credit Agreement dated as of August 24, 1998 among Marsh & McLennan Companies, Inc., the lenders party thereto and Morgan Guaranty Trust Company of New York, as Administrative Agent.

                  10.2 First Amendment dated as of September 2, 1998 to the Credit Agreement dated as of August 24, 1998 among Marsh & McLennan Companies, Inc., the lenders party thereto and Morgan Guaranty Trust Company of New York, as Administrative Agent.

                    27   Financial Data Schedule

          (b)  Reports on Form 8-K.

                         Two reports on Form 8-K dated August 25,
                         1998 and November 12, 1998 were filed by the registrant in connection with its offer to acquire the entire issued and unissued share capital of Sedgwick Group plc.





                MARSH & McLENNAN COMPANIES, INC.
                        AND SUBSIDIARIES






                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 13th day of November, 1998 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               /s/ Frank J. Borelli
                               Senior Vice President and
                               Chief Financial Officer