Form 10-K/A
period 1997-12-31
MARSH & MCLENNAN COMPANIES INC
filed 1999-03-24
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A
                              (Amendment No.1)

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

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
Title of each class                 on which registered
-------------------                 ---------------------
Common Stock                        New York Stock Exchange
    (par value $1.00                Chicago Stock Exchange
    per share)                      Pacific Exchange
Preferred Stock                     London Stock Exchange
    Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .

        As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately
$17,772,000,000.

        As of February 26, 1999, there were outstanding 257,382,716 shares of common stock, par value $1.00 per share, of the registrant.


This Amendment No. 1 to the Annual Report on Form 10-K of Marsh & McLennan Companies, Inc. is submitted to amend the following Items, which originally were submitted as part of the Annual Report filed with the Securities and Exchange Commission as of December 31, 1997. Pursuant to SEC Rule 12b-15, each of the following Items, as amended hereby, is set forth below in its entirety.

Part II

Item 6.  Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a) The following documents are filed as part of this report:

           1. Consolidated Financial Statements (incorporated herein by reference to Part II, Item 8):

                  Consolidated Statements of Income for the three years ended December 31, 1997

                  Consoldiated Balance Sheets as of December 31, 1997 and
                  1996

                  Consolidated Statements of Cash Flows for the three years ended December 31, 1997

                  Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

                  Supplemental Notes to Consolidated Financial Statements

                  Other:

                  Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 1997 (incorporated herein by reference to Part II, Item 8)

                  Ten-Year Statistical Summary of Operations
                  (incorporated herein by reference to Part II, Item 6)

           2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial
                  Statements.

           3.     Exhibits

                  23     Consent of Deloitte and Touche LLP.
                  27     Financial Data Schedule for the fiscal year ended
                         December 31, 1997.



                                  PART II

Item 6.                                    Selected Financial Data

Marsh & McLennan Companies, Inc. and Subsidiaries
TEN-YEAR STATISTICAL SUMMARY OF OPERATIONS
                                                                                                                           Compound
For the Ten Years Ended                                                                                                    Growth
December 31, 1997                                                                                                            Rate
(In millions of dollars,   (Restated)                                                                                       1987-
except per share figures)   1997(j)   1996(g)      1995       1994    1993(e)  1992(c)   1991(b)  1990(a)   1989      1988  1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
Risk and Insurance Services $2,788.4  $1,907.3   $1,963.9  $1,886.5 $1,790.5  $1,632.8  $1,571.0  $1,536.8 $1,400.3 $1,375.7   7%
Investment Management (l)    1,882.4   1,337.5      917.0     747.4    577.7     416.1     325.0     286.0    282.1    269.8  21%
Consulting                   1,337.8   1,159.2    1,056.4     933.1    854.8     908.2     894.0     910.0    754.3    635.7  11%
                             -------   -------    -------   -------  -------   -------   -------   -------  -------  -------
Total Revenue                6,008.6   4,404.0    3,937.3   3,567.0  3,223.0   2,957.1   2,790.0   2,732.8  2,436.7  2,281.2  11%
                             -------   -------    -------   -------  -------   -------   -------   -------  -------  -------

Expenses:
Compensation and benefits    3,044.1   2,204.3    1,948.8   1,740.2  1,635.7   1,557.8   1,461.1   1,400.0  1,223.4  1,108.9  12%
Other operating expenses     2,166.7   1,484.4    1,293.6   1,156.5    994.5     858.3     830.8     805.5    703.8    656.9  13%
                             -------   -------    -------   -------  -------   -------   -------   -------  -------  -------
Total Expenses               5,210.8   3,688.7    3,242.4   2,896.7  2,630.2   2,416.1   2,291.9   2,205.5  1,927.2  1,765.8  13%
                             -------   -------    -------   -------  -------   -------   -------   -------  -------  -------

Operating Income               797.8(k)  715.3(h)   694.9     670.3    592.8     541.0     498.1     527.3    509.5    515.4   4%
Interest Income                 24.0      14.3       17.7      11.8     11.9      16.6      24.8      33.5     27.7     22.7
Interest Expense              (106.4)    (61.6)     (62.8)    (50.6)   (46.1)    (38.3)    (39.1)    (31.0)   (18.9)   (23.1)
Other Income (Expense)             -         -          -         -        -         -      43.0      (1.0)    (1.0)     1.4
                             -------   -------    -------   -------  -------   -------   -------   -------  -------  -------

Income Before Income Taxes
and Cumulative Effect of
Accounting Changes             715.4     668.0      649.8     631.5    558.6     519.3     526.8     528.8    517.3    516.4   2%
Income Taxes                   281.2     208.7(i)   246.9     249.5    226.2     215.5     221.3     224.7    222.4    220.1
                             -------   -------    -------   -------  -------   -------   -------   -------  -------  -------
Income Before Cumulative
Effect of Accounting
Changes                       $434.2    $459.3     $402.9    $382.0   $332.4    $303.8    $305.5    $304.1   $294.9   $296.3   4%
                             =======   =======    =======   =======  =======   =======   =======   =======  =======  =======
Net Income                    $434.2    $459.3     $402.9    $371.5(f)$332.4     263.7(d) $305.5    $304.1   $294.9   $296.3   4%
                             =======   =======    =======   =======  =======   =======   =======   =======  =======  =======

Basic Net Income Per Share
  Information:
Income Before Cumulative
Effect of Accounting Changes   $2.66     $3.17      $2.76    $2.60     $2.26     $2.10     $2.09     $2.07    $2.05    $2.05   3%
                             =======   =======    =======   =======  =======   =======   =======   =======  =======  =======
Net Income Per Share           $2.66     $3.17      $2.76    $2.52(f)  $2.26     $1.83(d)  $2.09     $2.07    $2.05    $2.05   3%
                             =======   =======    =======   =======  =======   =======   =======   =======  =======  =======
Average Number of Shares       163.0     144.8      145.8    147.2     147.0     144.4     146.2     146.6    143.8    144.8
  Outstanding                =======   =======    =======   =======  =======   =======   =======   =======  =======  =======

Diluted Net Income Per Share
  Information:
Income Before Cumulative       $2.60     $3.12      $2.73    $2.57     $2.23     $2.07     $2.06     $2.05    $2.01    $2.02   3%
Effect of Accounting Changes =======   =======    =======   =======  =======   =======   =======   =======  =======  =======

Net Income Per Share           $2.60     $3.12      $2.73    $2.50(f)  $2.23     $1.80(d)  $2.06     $2.05    $2.01    $2.02   3%
                             =======   =======    =======   =======  =======   =======   =======   =======  =======  =======
Average Number of Shares       167.2     147.4      147.4    148.6     149.0     146.6     148.4     148.6    146.6    146.4
  Outstanding                =======   =======    =======   =======  =======   =======   =======   =======  =======  =======

Dividends Paid Per Share       $1.90     $1.65      $1.48    $1.40     $1.35     $1.33     $1.30     $1.28    $1.25    $1.21   6%
Return on Average                17%       26%         26%     26%       27%       25%       29%       31%      36%      38%
Stockholders' Equity

Year-end Financial Position:
Working capital               $224.3    $192.3      $109.6    $53.7   $133.7    $198.3    $336.2    $352.5   $312.7   $195.7
Total assets                $7,912.0  $4,545.2    $4,329.5 $3,830.6 $3,546.6  $3,088.4  $2,382.2  $2,411.2 $2,035.2 $1,830.0
Long-term debt              $1,239.8    $458.2      $410.6   $409.4   $409.8    $411.2    $318.0    $319.9   $319.4   $266.2
Stockholders' equity        $3,233.6  $1,888.6    $1,665.5 $1,460.6 $1,365.3  $1,102.9  $1,035.0  $1,085.3   $873.0   $755.1
Total shares outstanding
(excluding treasury shares)    170.0     144.6       145.6    146.4    147.8     146.6     143.6     147.0    144.8    143.0

Other Information:
Number of employees           36,400    27,000      27,200   26,100   25,600    25,800    23,400    24,400   23,600   22,800
Stock price ranges-
U.S. exchanges    - High      $80.00    $57.44      $45.06   $44.38   $48.81    $47.25    $43.63    $40.50   $44.88   $29.88
                  - Low       $51.31    $42.13      $38.06   $35.63   $38.50    $35.63    $34.56    $29.88   $27.56   $22.63

                             (pound)   (pound)      (pound)  (pound)  (pound)   (pound)   (pound)   (pound)  (pound)  (pound)
London Stock
  Exchange        - High       49.06     34.17       29.25    29.47    33.72     30.94     24.81     24.50    27.97    17.50
                  - Low        30.56     27.44       23.94    22.66    26.28     19.66     17.78     15.75    15.41    12.50
Price/earnings multiple         28.7      16.7        16.3     15.9     18.2      25.4      19.8      19.0     19.4     13.9
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes the operating results of Gradmann & Holler, a German insurance broking acquisition.
(b) Included in Other Income (Expense) is a pre-tax gain of $43.9 million related to the gain on sale of Hudig-Langeveldt B.V.
(c) Includes the operating results of Faugere & Jutheau, a French insurance broking acquisition.
(d) Reflects the adoption, effective January 1, 1992, of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting For Income Taxes."
(e) Includes the operating results of the Frizzell Group Limited, a U.K.-based insurance program management firm, acquired in December 1992.
(f) Reflects the adoption, effective January 1, 1994, of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."
(g) The Frizzell Group Limited was sold in June 1996.
(h) Includes net special charges of $92.6 million partially offset by a $33.2 million gain on the sale of Frizzell.
(i) Includes a tax adjustment that reduced income taxes by $40 million.
(j) Includes the operating results of Johnson & Higgins, an insurance broking and consulting services firm, acquired in March 1997 and CECAR, a French insurance services firm.
(k) Includes a special charge of $243.8 million.
(l) In accordance with industry practice, the investment management segment has restated both revenue and other operating expenses by identical amounts to reclassify certain commission expenses.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of significant items affecting the results of operations in 1997 and 1996.


Item 7.


                 Marsh & McLennan Companies, Inc. and Subsidiaries
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and Subsidiaries (the "Company") is a professional services firm providing risk and insurance services, investment management and consulting. More than 36,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

This management's discussion and analysis of financial condition and results of operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Cautionary Language Regarding Forward-Looking Information" on the inside back cover page of this annual report.

Subsequent to the issuance of the Company's 1997 consolidated financial statements, management determined that certain costs which were accrued in connection with the 1997 acquisition of Johnson & Higgins and certain London real estate consolidations should be expensed as incurred. Consequently, the 1997 results of operations presented herein have been restated to reflect a $53 million reduction in the special charges originally reported. Restated net income totals $434.2 million compared with $399.4 million originally reported. Restated net income per diluted share totals $2.60 compared with $2.39 originally reported.



The consolidated results of operations follow:
------------------------------------------------------------------------------
(In millions, except              As Restated
 per share figures)                      1997             1996        1995
------------------------------------------------------------------------------

Revenue:

Risk and Insurance Services          $2,788.4         $1,907.3    $1,963.9
Investment Management (a)             1,882.4          1,337.5       917.0
Consulting                            1,337.8          1,159.2     1,056.4
                                     --------         --------    --------
                                      6,008.6          4,404.0     3,937.3
                                     --------         --------    --------
Expense:
Compensation and Benefits             3,044.1          2,204.3     1,948.8
Other Operating Expenses (a)          1,922.9          1,425.0     1,293.6
Special Charges, net                    243.8             59.4           -
                                     --------        ----------   --------
                                      5,210.8          3,688.7     3,242.4
                                     --------         --------    --------

Operating Income                     $  797.8         $  715.3    $  694.9
                                     ========         ========    ========

Net Income                             $434.2           $459.3      $402.9
                                       ======           ======      ======
Net Income Per Share:
  Basic (b)                             $2.66            $3.17       $2.76
                                        =====            =====       =====
  Diluted (b)                           $2.60            $3.12       $2.73
                                        =====            =====       =====

Average Number of Shares Outstanding:
  Basic (b)                             163.0            144.8       145.8
                                        =====            =====       =====
  Diluted (b)                           167.2            147.4       147.4
                                        =====            =====       =====

(a) In accordance with industry practice, the investment management segment has restated both revenue and expense for prior periods by identical amounts to reclassify certain commission expenses.
(b)    Restated to reflect the two-for-one stock split in the form of a
       100% stock distribution issued on June 27, 1997.
----------------------------------------------------------------------------


The Company has reflected its business combination with Johnson & Higgins ("J&H"), completed on March 27, 1997, in its results of operations beginning with the second quarter of 1997.

Revenue, derived mainly from commissions and fees, rose 36% from 1996 primarily reflecting the impact of the combination with J&H and the acquisition of Compagnie Europeenee De Courtage d'Assurances et de Reassurances ("CECAR") in January 1997. Excluding acquisitions and dispositions, revenue grew approximately 14% over 1996, principally due to a 41% increase in the investment management segment attributable to higher assets under management. In addition, a higher level of services provided in the retirement consulting area contributed to a 10% growth in revenue from the Company's consulting segment.

In 1996, revenue increased 12% over 1995. Adjusting both 1996 and 1995 to reflect the disposition of The Frizzell Group Limited ("Frizzell"), a U.K.-based insurance program management firm that was sold in June 1996, revenue grew 14% from 1995 primarily due to a 46% increase in the investment management segment, largely attributable to higher assets under management. In addition, increased demand for the Company's consulting services resulted in 10% revenue growth for that segment. Risk and insurance services revenue declined 3% due to the sale of Frizzell. Excluding the impact of Frizzell, insurance services revenue increased 1% in 1996 reflecting growth in insurance broking and insurance program management, offset, in large part, by a decline in reinsurance broking revenue.

Expenses increased 41% over 1996 primarily due to the combination with J&H, the acquisition of CECAR, and special charges totaling $243.8 million. The special charges for 1997 include $167.5 million of merger costs predominantly related to the combination with J&H, a charge of $61.3 million related to lease abandonment costs associated with the consolidation of various London operations along with costs to abandon and redevelop the Company's London building and $15.0 million for the disposal of certain EDP assets, which were written off in 1997. Of the total $243.8 million special charges, $224.3 million is applicable to risk and insurance services, $16.7 million relates to consulting and $2.8 million is recorded in General Corporate. The net impact of the special charges was $158.1 million after tax, or $.94 per diluted share.

The $167.5 million of merger costs, which relate to employees and offices of the Company, include personnel-related expenses primarily involving severance and related benefits associated with the reduction of approximately 1,300 positions worldwide ($116.9 million), costs principally related to the planned consolidations of approximately 30 offices ($37.8 million) and other integration costs ($12.8 million). In addition, $142.8 million of merger costs for planned reductions of over 900 positions and consolidations of approximately 50 offices of J&H were allocated to the cost of the acquisition.

Of the combined merger related costs totaling $310.3 million, approximately $86.0 million was utilized in 1997. The remaining action steps are expected to be completed in 1998. Estimated cash payments of approximately $125 million are expected to be made in 1998. Some accruals, primarily representing future rent under noncancelable leases (net of anticipated sublease income) and salary continuance arrangements, primarily in Canada and the Netherlands, are expected to be paid out over several years.

Management believes the gross annual savings associated with the J&H integration should approximate $200 million when it is completed by the end of 1999, most of which will result from reduced compensation and benefits expense reflecting the elimination of approximately 2,200 positions and lower facilities costs reflecting the consolidation of approximately 80 offices, primarily in the United States. Net annual savings are expected to be approximately $125 million for the full year 1999 after giving effect to incremental goodwill amortization and near-term higher integration related spending on technology and systems.

During 1996, the Company completed the sale of Frizzell for approximately $290 million which resulted in a $33.2 million pretax gain. In addition, pretax charges aggregating $92.6 million were recorded representing a provision of approximately $33.5 million principally for London real estate consolidations; $27.1 million primarily for severance and related benefits associated with the planned reduction of over 600 employees relating to restructuring certain elements of the Company's insurance and reinsurance back office operations in London and several office closings; $16.5 million for goodwill write-offs; and $15.5 million related to the Lloyd's Reconstruction and Renewal Plan. The net impact of the gain on sale, the special charges and the 1996 tax adjustment discussed in Note 4 increased diluted net income per share by $.02 for the year.

The London insurance and reinsurance operations were restructured because there were duplicative back office groups performing similar functions which could be consolidated into shared services departments at an estimated annual savings of between $20 and $25 million. Of the net $59.4 million special charge, $49.4 million was applicable to risk and insurance services, $8.5 million related to consulting and $1.5 million was recorded in general corporate. Of the total charge of $92.6 million, $24.4 million of assets were written off and cash payments of $20 million were made during 1997. Estimated cash payments of approximately $20 million are expected to be made in 1998. The remaining reserve balance primarily reflects future rental payments under noncancelable leases (net of anticipated sublease income) and are expected to be paid out over several years.

The staff reduction portion of the London restructuring plan was delayed in 1997 due to the acquisition of J&H. The Company remains committed to carrying out this staff reduction plan in 1998.

During 1997, the Company continued the evaluation of its London real estate issues and in the fourth quarter recorded an additional special charge of $61.3 million relating to the further consolidation of offices and the razing and redevelopment of its London building.

The above actions did not result in any meaningful disruptions of the Company's operations.

Excluding acquisitions, dispositions, and the special charges, expenses grew 12% mostly as a result of staff growth in the investment management and consulting segments as well as higher incentive compensation levels in the investment management segment commensurate with very strong operating performance. Client service related costs for investment management also increased resulting from the higher level of business activity.

Expenses increased 14% in 1996 compared with 1995. Included in 1996 were special charges totaling $92.6 million which related to real estate matters, integration of the Company's worldwide risk and insurance services operations, goodwill write-offs, a provision related to the Lloyd's Reconstruction and Renewal Plan and certain office closings. These charges were offset, in part, by a gain of $33.2 million on the Company's sale of Frizzell in June 1996. Of the net $59.4 million special charge, $49.4 million was applicable to insurance services, $8.5 million related to consulting and $1.5 million was recorded in General Corporate.

Excluding the net special charges and the effect of only one-half year of Frizzell, expenses increased 14% primarily due to increased incentive compensation levels especially within investment management. Volume-related costs, particularly those associated with higher staff levels, grew for both investment management and consulting as a result of the increased level of business activity.

Net income for 1996 includes a tax adjustment that reduced the income tax provision by $40 million. The tax adjustment primarily related to the permanent deployment of funds outside the United States in a tax-efficient manner and favorable state and local tax developments in the U.S. The net impact of the tax adjustment and the net special charges described above increased earnings per share by $.02 for the year.

The translated values of revenue and expense from the Company's international insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. However, the net impact of these fluctuations on the Company's results of operations has not been material.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for annual and interim periods ending after December 15, 1997. In accordance with this statement, the required basic and diluted earnings per share figures are included on the face of the income statement.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The Company will adopt these disclosure standards in 1998.

Risk and Insurance Services
Revenue attributable to the risk and insurance services segment consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds; and placement services revenues earned from carriers.

Revenue generated by risk and insurance services is fundamentally derived from the value of service provided to clients and markets, and is affected by premium rate levels in the property and casualty insurance markets and available insurance capacity because compensation is frequently related to the premiums paid by insureds. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients and the volume of business from new and existing clients, as well as by interest rates for fiduciary funds.

The Company has been instrumental in the formation of several substantial insurance and reinsurance entities. Marsh & McLennan Risk Capital ("MMRC") is also an adviser to The Trident Partnership L.P., an independent private investment partnership formed in 1994 to invest selectively in the global insurance and reinsurance industry, and Risk Capital Reinsurance Company, a U.S. reinsurer formed in 1995 to provide traditional and other kinds of reinsurance, both on a stand-alone basis and as part of integrated capital solutions for insurance companies. Through MMRC, the Company receives compensation in various forms including fees, royalties and dividends, as well as appreciation that has been realized on sales of the Company's holdings in insurance and related industry entities. These amounts are reflected within the insurance services segment in the applicable line of business to which they apply.

The results of operations for the Company's risk and insurance services segment are presented below:

------------------------------------------------------------------------------
                                    As Restated
(In millions of dollars)                   1997          1996           1995
------------------------------------------------------------------------------


Revenue:
Insurance Broking                      $2,125.0      $1,321.3       $1,260.0
Reinsurance Broking                       293.1         258.5          295.1
Insurance Program Management              259.5         233.6          306.1
Interest Income on Fiduciary Funds        110.8          93.9          102.7
                                     ----------     ---------     ----------
                                        2,788.4       1,907.3        1,963.9
                                      ---------      --------       --------

Expense:
Operating Expenses                      2,292.8       1,544.2        1,574.7
Special Charges, net                      224.3          49.4              -
                                     ----------    ----------  -------------
                                        2,517.1       1,593.6        1,574.7
                                      ---------      --------       --------

Operating Income (a)                  $   271.3      $  313.7       $  389.2
                                      =========      ========       ========
Operating Income Margin (a)                9.7%         16.4%          19.8%
                                           ====         =====          =====

(a) Excluding special charges, operating income would have been $495.6 million and $363.1 million and operating income margin would have been 17.8% and 19.0% in 1997 and 1996, respectively.

-----------------------------------------------------------------------------


Insurance Broking Revenue
Insurance broking services are provided to clients primarily in connection with risk management and the insurance placement process and involve analyzing various types of property and liability loss exposures including large and complex risks that require access to world insurance markets. Services include insurance broking activities and professional consulting services on risk management issues, including risk analysis, coverage requirements, self insurance and alternative insurance and risk financing methods, as well as claims collection, injury management and loss prevention. Insurance placement services include the placement of insurance coverages with insurers worldwide, sometimes involving other intermediaries.

Insurance broking revenue, received from a predominantly corporate clientele, increased 61% in 1997 primarily due to the J&H and CECAR transactions. Excluding acquisitions, revenue increased approximately 3%. Client revenue rose due to net new business development partially offset by declines in commercial property and casualty premium rates.

In 1996, insurance broking revenue increased 5% over 1995 levels. Client revenue rose primarily due to an increase in new business in the United States and Europe offset by declines in commercial property and casualty premium rates worldwide. Global specialty lines of coverage, including financial services, marine and energy, and aviation also experienced strong new business levels.

Reinsurance Broking Revenue
Reinsurance broking services involve acting as an intermediary for insurance and reinsurance organizations on all classes of reinsurance. The intermediary assists the insurer by providing advice, placing reinsurance coverage with reinsurance organizations located around the world, placing risk transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis and catastrophe modeling. Generally, the purpose of reinsurance is to spread the risk of primary insurance or the reinsurance thereof to lessen the concentration of risk with any one insurance or reinsurance company.

Reinsurance broking revenue increased 13% in 1997 primarily due to the combination with J&H. Excluding acquisitions, client revenue fell 2% compared with the prior year reflecting reduced demand for reinsurance resulting from continued insurance company consolidations, higher risk retentions by ceding insurance companies and the impact of lower premium rates offset, in part, by new business.

Reinsurance broking revenue in 1996 declined 12% compared with 1995. This decline was primarily due to reduced demand for reinsurance resulting from the consolidation among various U.S. and U.K. insurance companies, reduced reinsurance demand due to higher risk retentions by ceding insurance companies and the impact of lower property catastrophe premium rates.

Insurance Program Management Revenue
Seabury & Smith, the Company's insurance program management operation, primarily designs, places and administers life, health, accident, disability, automobile, homeowners and professional liability and other insurance programs primarily on a group marketing basis to individuals, businesses and their employees, and associations and other affinity groups and their members in the United States and Canada. In addition, it provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages.

Insurance program management revenue increased 11% from 1996 reflecting the J&H combination and the acquisition of Albert H. Wohlers & Co. in May 1997, offset, in part, by the sale of Frizzell in 1996. Excluding the net impact of acquisitions and dispositions, revenue for Seabury & Smith increased 6% from 1996. This growth was largely due to increased insurance placed on behalf of small businesses and new business associated with a marketing program for the American Association of Retired Persons.

In 1996, insurance program management revenue decreased 24% due to the sale of Frizzell. Revenue for Seabury & Smith, which comprised the whole of program management subsequent to the sale of Frizzell, increased 6%. This growth was largely the result of increased services provided to corporations and institutions and their employees, along with increased insurance placed on behalf of small businesses.

Interest Income on Fiduciary Funds
Interest income on fiduciary funds increased 18% largely due to the combination with J&H and the CECAR acquisition. Excluding acquisitions, interest income on fiduciary funds decreased approximately 2%. In 1996, interest income on fiduciary funds decreased 9% due to generally lower average short-term interest rates worldwide.

Operating Expense
Risk and insurance services operating expenses increased 48% primarily due to the impact of acquisitions. Excluding acquisitions and dispositions, operating expenses increased approximately 1% from 1996. The Company expects that its level of spending on systems and technology will increase in 1998 as a consequence of the integration process with J&H.

In 1996, risk and insurance services operating expenses decreased 2% from 1995. Excluding the impact of Frizzell, expenses increased 2% reflecting normal salary progressions.

Special Charges, net

During 1997, the risk and insurance services segment recorded special charges totaling $224.3 million representing $148.0 million of merger costs predominantly related to the combination with J&H, a charge of $61.3 million related to London real estate and $15.0 million related to the disposal of certain EDP assets.

The merger costs reflect personnel related costs primarily involving severance and associated benefits for staff reductions ($102.1 million), costs for real estate consolidations ($37.3 million) and other integration costs of $8.6 million. The charge for London real estate relates to the consolidation of various back-office operations into one central site outside of the City of London and the razing and redevelopment of the Company's London building. The disposition of EDP assets relates primarily to the disposal of personal computers and associated software. Excluding the impact of the special charges, the margin for insurance services was 17.8%.

During 1996, the Company completed the sale of Frizzell for approximately $290 million which resulted in a $33.2 million pretax gain. In addition, pretax charges aggregating $82.6 million were also recorded in the insurance services segment representing a provision of approximately $31 million for U.K. real estate; $17 million for costs related to the integration of the Company's worldwide insurance services operations; $17 million for goodwill write-offs; $15 million related to the Lloyd's Reconstruction and Renewal Plan; and $3 million for office closings. Excluding the impact of the Frizzell gain and the special charges, the margin for insurance services was 19.0%.

The results of operations for the Company's risk and insurance services segment by geographic area are presented below:
-------------------------------------------------------------------------------
                                     As Restated
(In millions of dollars)                    1997          1996           1995
-------------------------------------------------------------------------------


Revenue:
United States                          $1,635.5       $1,025.3       $1,006.9
Europe                                    878.5          696.1          784.0
Canada                                    109.8           96.4           93.9
Pacific Rim and Other                     164.6           89.5           79.1
                                      ---------     ----------     ----------
                                       $2,788.4       $1,907.3       $1,963.9
                                       ========       ========       ========
Operating Income:
United States (a)                        $144.9         $155.6         $186.9
Europe (a)                                 69.1          111.9          155.5
Canada (a)                                 12.7           27.0           25.9
Pacific Rim and Other (a)                  44.6           19.2           20.9
                                         ------       --------       --------
                                         $271.3         $313.7         $389.2
                                         ======         ======         ======

(a) Excluding special charges, operating income would have been $246.2 million and $179.2 million in the United States, $175.6 million and
    $135.7 million in Europe, $26.9 million and $27.0 million in Canada,
    $46.9 million and $21.2 million in the Pacific Rim and Other, and risk and insurance services in total would have been $495.6 million and
    $363.1 million in 1997 and 1996, respectively.
------------------------------------------------------------------------------

The decline in 1997 operating income in the United States, Europe and Canada reflects the effect of the special charges partially offset by the combinations with J&H and CECAR.

The sale of Frizzell caused a decline in both revenue and operating income in Europe in 1996. Operating income also declined in Europe as a result of the special charges recorded which primarily related to the U.K. The decline in operating income in the United States reflects reduced reinsurance broking income due to lower revenues, as well as the impact in the U.S. of the special charges.

Investment Management
The Company's investment management and related services, which are performed principally in the United States, are provided primarily under the "Putnam" name. The services include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly held investment companies (the "Putnam Funds"). A number of the open-end funds serve as funding media for variable insurance contracts. Investment management services are also provided to corporate profit-sharing and pension funds, state and other government and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts. Putnam serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. In addition, Putnam provides administrative and trustee (or custodial) services for employee benefit plans (in particular 401(k) plans), IRA's and other clients for which it receives compensation pursuant to service and trust or custodian contracts. Putnam also acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Nearly all of Putnam's mutual funds are available with a contingent deferred sales charge in lieu of a front-end load.

Putnam's revenue is derived primarily from investment management fees received from the Putnam Funds and institutional accounts. Fees paid by the Funds are approved annually by the trustees or shareholders of the Funds and are charged at various rates depending on the individual mutual fund or account and are usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, are also based on investment performance. The management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Putnam also receives compensation for providing certain shareholder and custody services.

The results of operations for the Company's investment management segment are presented below:

------------------------------------------------------------------------------

(In millions of dollars)          1997                 1996            1995
------------------------------------------------------------------------------


Revenue                       $1,882.4             $1,337.5          $917.0
Expense                        1,419.6                999.7           673.5
                              --------             --------         -------
Operating Income              $  462.8             $  337.8          $243.5
                              ========             ========          ======
Operating Income Margin          24.6%                25.3%           26.6%
                                 =====                =====           =====

------------------------------------------------------------------------------


Revenue
Putnam's revenue increased 41% in 1997 reflecting record growth in the level of average assets under management on which management fees are earned. Strong mutual fund sales and significantly higher equity market valuations contributed to the higher asset level.

In accordance with industry practice, the investment management segment has restated both revenue and expense for prior periods by identical amounts to reclassify certain commission expenses.

Putnam's revenue increased 46% in 1996 reflecting exceptional growth in the level of assets under management. The higher asset level reflected a substantial increase in the level of mutual fund sales, higher equity market valuations and new 401(k) business.

Expense
Putnam's expenses increased 42% in 1997 reflecting the effect of staff growth to support new business, increased incentive compensation levels commensurate with very strong operating performance and increased client service-related costs, including a new service center, resulting from the higher level of business activity.

Putnam's expenses rose 48% in 1996 reflecting the effect of significantly higher incentive compensation levels, staff growth to support new business, increased costs resulting from the higher level of business activity, and expanding client needs.

Year-end and average assets under management are presented below:
------------------------------------------------------------------------------

(In billions of dollars)           1997                 1996            1995
------------------------------------------------------------------------------


Mutual Funds:
Domestic Equity                  $119.0              $  80.0         $  46.8
Taxable Bond                       35.6                 29.9            26.0
Tax-Free Income                    16.5                 16.4            16.9
International Equity               10.9                  7.5             3.7
                                -------              -------         -------
                                  182.0                133.8            93.4
                                 ------               ------          ------

Institutional Accounts:
Fixed Income                       21.8                 19.1            19.0
Domestic Equity                    21.4                 14.0             8.9
International Equity                9.9                  6.5             4.4
                               --------             --------        --------
                                   53.1                 39.6            32.3
                                -------              -------         -------
Year-end Assets                  $235.1               $173.4          $125.7
                                 ======               ======          ======

Average Assets                   $205.8               $148.5          $109.2
                                 ======               ======          ======

------------------------------------------------------------------------------


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

At the end of 1997, assets held in equity securities represented 69% of assets under management, compared with 62% in 1996 and 51% in 1995, while investments in fixed income products represented 31%, compared with 38% last year and 49% in 1995.

Consulting
The Company provides consulting services to a predominantly corporate clientele from locations around the world, primarily in the areas of human resources and employee benefit programs, including retirement, health care, and compensation; and general management consulting, which comprises strategy, operations and marketing. The Company also provides economic consulting and analysis.

Revenue in the consulting business is affected by changes in clients' industries including government regulation, as well as new products and services, the stage of the economic cycle and broad trends in the management of large organizations.

The results of operations for the Company's consulting segment are presented below:

-------------------------------------------------------------------------------
                             As Restated
(In millions of dollars)            1997                 1996            1995
-------------------------------------------------------------------------------


Revenue                         $1,337.8             $1,159.2        $1,056.4
                                --------             --------        --------

Expense:
Operating Expenses               1,189.4              1,039.8           947.7
Special Charges                     16.7                  8.5               -
                               ---------          -----------     -----------
                                 1,206.1              1,048.3           947.7
                                --------            ---------        --------

Operating Income (a)            $  131.7             $  110.9        $  108.7
                                ========             ========        ========
Operating Income Margin (a)         9.8%                 9.6%           10.3%
                                    ====                 ====           =====

(a) Excluding special charges, operating income would have been $148.4 million and $119.4 million and operating income margin would have been 11.1% and 10.3% in 1997 and 1996, respectively.

------------------------------------------------------------------------------


Revenue
Consulting services revenue increased 15% in 1997 reflecting the J&H combination as well as an increase in the level of services provided partially offset by the transfer of certain business lines as part of a strategic alliance with Automatic Data Processing, Inc., which became effective October 1997. Adjusting for the impact of acquisitions and dispositions, Consulting's revenue increased approximately 10% in 1997. Retirement consulting revenue, which represented 43% of the consulting segment, grew 10% over 1996 reflecting higher worldwide request for services. In addition, revenue rose 24% in the global compensation practice, 8% in general management consulting and 1% in health care consulting in 1997.

In 1996, consulting services revenue increased 10% from 1995. Retirement consulting revenue, which represented 43% of the consulting segment, grew 9% in 1996 reflecting higher demand in the United States, Europe and Latin America. Revenue rose 14% in the global compensation practice, 10% in health care consulting and 7% in general management consulting in 1996.

Operating Expense

Consulting services operating expenses increased 14% in 1997. Excluding acquisitions and dispositions, expenses increased approximately 9% reflecting normal salary progressions, the impact of staff growth to support new business and investments in information technology systems and networks.

Consulting services operating expenses increased 10% in 1996 compared with 1995 primarily reflecting staff growth to support new business, higher incentive compensation and normal salary progressions.

Special Charges
During 1997, the consulting segment recorded special charges of $16.7 million representing costs associated with the combination with J&H. The merger costs primarily reflect severance and related benefits for staff reductions ($14.6 million), costs for real estate consolidations ($0.5 million) and other integration costs of $1.6 million. Excluding the impact of the special charges, the margin for consulting services was 11.1%.

In 1996, pretax charges of $8.5 million were recorded in the consulting segment reflecting a provision of approximately $6 million for office realignments and consolidations and $2.5 million for a U.K. real estate matter. Excluding the impact of the special charges, the operating income margin for consulting services was 10.3%.

The results of operations for the Company's consulting segment by geographic area are presented below:
------------------------------------------------------------------------------
                              As Restated
(In millions of dollars)             1997            1996            1995
-------------------------------------------------------------------------------


Revenue:
United States                    $  823.1       $   707.2       $   645.0
Europe                              318.8           264.8           240.6
Canada                              104.5           101.6            90.4
Pacific Rim and Other                91.4            85.6            80.4
                               ----------      ----------      ----------
                                 $1,337.8        $1,159.2        $1,056.4
                                 ========        ========        ========

Operating Income:
United States (a)                   $65.6         $  69.6         $  60.4
Europe (a)                           41.5            24.2            33.9
Canada (a)                           15.8            15.5            11.5
Pacific Rim and Other                 8.8             1.6             2.9
                                  -------        --------         -------
                                   $131.7          $110.9          $108.7
                                   ======          ======          ======

(a) Excluding special charges, operating income would have been $80.9 million and $75.6 million in the United States, $41.5 million and $26.7 million in Europe, $17.2 million and $15.5 million in Canada, and consulting in total would have been $148.4 million and $119.4 million in 1997 and 1996, respectively.
------------------------------------------------------------------------------


The decline in 1997 operating income in the United States reflects the effect of the special charges. European results were positively impacted by the expansion of retirement and general management consulting. The improvement in Pacific Rim and Other reflects growth primarily in Australia and Latin America.

In 1996, the European results for the consulting segment reflect the impact of investments made in information technology, the expansion of retirement consulting, and fee pressure in an expanding but competitive market for general management consulting. Canadian results reflect improved market conditions coupled with continued expense controls.

Interest
Interest income earned on corporate funds increased to $24.0 million in 1997 compared with $14.3 million in 1996 due, in large part, to the J&H combination. Interest expense increased to $106.4 million in 1997 from $61.6 million in 1996 as a result of increased bank borrowings used to finance the acquisitions of J&H and CECAR as well as the assumption of J&H's long-term debt.

Interest income earned on corporate funds declined to $14.3 million in 1996 compared with $17.7 million in 1995 primarily due to generally lower yields worldwide. Interest expense decreased to $61.6 million in 1996 from $62.8 million in 1995. This decline was due to lower average interest rates on commercial paper borrowings. The average level of commercial paper borrowings was slightly higher than 1995 principally due to the funding of Putnam's prepaid dealer commissions and the cash outflows associated with the Company's share repurchases, which was offset in large part by the cash proceeds realized on the sale of Frizzell.

Income Taxes
The Company's consolidated tax rate was 39.30% of income before income taxes in 1997. Excluding the tax effect of the special charges, the underlying tax rate was 38.25%. In 1996 the underlying rate was 37.25% (prior to the tax adjustment described below), compared with 38.0% in 1995. Comparing the underlying tax rates, the increase in the 1997 tax rate is largely attributable to the nondeductibility of goodwill associated with the J&H acquisition. The overall tax rates are higher than the U.S. federal statutory rate primarily because of provisions for state and local income taxes.

In 1996, the Company recorded a tax adjustment that reduced the income tax provision by $40 million. The tax adjustment primarily related to the permanent deployment of funds outside the United States in a tax-efficient manner and favorable state and local tax developments in the U.S. The reductions in the 1996 tax rate reflected the implementation of tax minimization strategies primarily relating to the Company's non-U.S. operations.

Liquidity and Capital Resources
The Company's cash and cash equivalents aggregated $424.3 million at the end of 1997, an increase of $124.7 million from the end of 1996.

Operating Cash Flows
The Company generated $415.4 million of cash from operations in 1997 compared with $316.5 million in 1996. These amounts reflect the net income earned by the Company in those years adjusted for non-cash charges and working capital changes. Included in the cash flow from operations are the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $139.7 million in 1997 compared with $338.7 million in 1996. The tax benefit associated with these prepaid dealer commissions is recorded as a deferred tax liability.

The increase in accrued compensation and employee benefits in 1997 was caused principally by significantly higher incentive compensation levels consistent with very strong operating performance in the investment management segment. The increase in accounts payable and accrued liabilities in 1997 reflects the impact of acquisition related reserves.

The Company anticipates that internally generated funds will be sufficient to meet the Company's foreseeable recurring operating cash requirements, as well as dividends, capital expenditures and scheduled repayments of long-term debt.

Financing Cash Flows
As previously mentioned, the Company completed its business combination with J&H, a leading insurance broker, on March 27, 1997 for total consideration of approximately $1.8 billion. Approximately one-third of the total consideration was cash and two-thirds the Company's common stock. The Company also purchased CECAR for approximately $200 million during January 1997. The cash portion of these transactions is being financed with bank borrowings.

Financing activities for the Company contributed cash of $398.9 million in 1997 and utilized cash of $325.0 million in 1996. Dividends paid by the Company amounted to $305.6 million in 1997 ($1.90 per share) and $239.2 million in 1996 ($1.65 per share). The Company periodically purchases shares of its common stock to meet the requirements of the various stock compensation and benefit programs. The Company purchased 2.5 million shares in 1996.

During 1997, the Company executed a new revolving credit facility with several banks to support its commercial paper borrowings and to fund other general corporate requirements. This facility, which expires June 2002, provides that the Company may borrow up to $1.2 billion at market rates of interest which may vary depending upon the level of borrowings and the Company's credit ratings. Outstanding borrowings under revolving credit facilities at December 31, 1997 and 1996 amounted to $708.4 million and $250.0 million, respectively, with varying dates of maturity through December 1998. Borrowings under revolving credit facilities have been classified as long-term debt based on the Company's intent and ability to maintain or refinance these obligations on a long-term basis. The Company also maintains other credit facilities with various banks, primarily related to operations located outside the United States, aggregating $241.7 million as of December 31, 1997. The Company has borrowed $184.2 million under these facilities at December 31, 1997 and has included these borrowings in long-term debt in the Consolidated Balance Sheets.

The Company has a fixed rate non-recourse mortgage note agreement due in 2009 amounting to $200 million, bearing an interest rate of 9.8%, in connection with its 56% interest in its worldwide headquarters building. Also related to the purchase and renovation of the building, the Company has an interest rate swap that fixes the interest rate on $100 million of variable rate borrowings at approximately 9.5% until February 1999.

The Company, in conjunction with the J&H transaction, assumed a mortgage obligation to finance a condominium interest in office space located in New York City. The outstanding balance of this debt was $19.3 million at December 31, 1997. The rate on this debt, which is determined periodically at a margin of 1/2 of 1% above the LIBOR rate, was 5.8% at December 31, 1997.

Also in conjunction with the J&H transaction, the Company assumed a note related to an arrangement whereby a third party is obligated to pay rent, on the Company's behalf, under a noncancelable long-term lease obligation for office space it no longer occupies. The outstanding balance of this note at December 31, 1997 is $111.4 million. Interest on $88.5 million of this debt is fixed at 8.62% while the rate on the remaining balance, which is determined periodically at a margin of 1/2 of 1% above the LIBOR rate, was 5.8% at December 31, 1997. The variable interest rate on this $22.9 million, along with the variable rate on the $19.3 million mortgage has been fixed at 5.8% through a $42.2 million interest rate swap expiring in January 2005.

Investing Cash Flows
Investing activities for the Company reduced cash by $675.3 million in 1997 and by $13.8 million in 1996. In 1997, cash used for acquisition activity, primarily related to J&H and CECAR, was $472.9 million. In 1996, the net addition to cash resulting from the sale of Frizzell was $241.8 million. The Company's capital expenditures, which amounted to $202.1 million in 1997 and $157.3 million in 1996, have primarily related to computer equipment purchases and the refurbishing and modernizing of office facilities.

The Company is continuing to update its computer systems in preparation for the year 2000 and expects that all of its critical systems will be year 2000 compliant on a timely basis. The costs associated with addressing this issue are not expected to have a material adverse impact on the Company's financial position or results of operations. However, if the Company's clients or vendors are unable to resolve such year 2000 processing issues in a timely manner, a material operating and financial risk could result.

The Company has been instrumental in developing new sources of insurance capacity. The Company, through MMRC, maintains ownership interest in various entities it assisted in organizing. These investments have been classified as securities available for sale and, as discussed more fully in
Note 10 to the consolidated financial statements, the aggregate fair value of these holdings is included in long-term securities in the Consolidated Balance Sheets. The Company, through Marsh & McLennan Risk Capital Holdings, expects to continue to manage and develop further these activities.

The Company has announced agreements in principle to acquire AB Max Matthiessen and Max Matthiessen Reinsurance of Sweden, Brockman y Schuh Group of Mexico, Interbrokers OY of Finland and the insurance-related business of Kirke-Van Orsdel, Inc. These transactions are expected to be completed during the first half of 1998. The combined cash requirement to acquire these operations, which could approximate $275 million, will be funded through incremental bank borrowings and commercial paper.

Other

The insurance coverage for potential liability resulting from alleged errors and omissions in the professional services provided by the Company includes elements of both risk retention and risk transfer. The Company believes it has adequately reserved for the self-insurance contingencies. Payments related to the respective self-insured layers are made as legal fees are incurred and claims are resolved and generally extend over a considerable number of years. The amounts paid in that regard vary in relation to the severity of the claims and the number of claims active in any particular year. The long-term portion of this liability is included in other liabilities in the Consolidated Balance Sheets.

The Company's policy for funding its tax qualified U.S. defined benefit retirement plan is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. employee benefit and tax laws. As described more fully in Note 5 to the consolidated financial statements, the plan has been and continues to be well funded; consequently, the Company has not been able to make a tax deductible contribution since 1986. Because this situation is expected to continue, a 1998 cash contribution is currently not anticipated. The related long-term pension liability is included in other liabilities in the Consolidated Balance Sheets.

The Company contributes to certain health care and life insurance benefits provided to its retired employees. As described more fully in Note 5 to the consolidated financial statements, the cost of these postretirement benefits for employees in the United States is accrued during the period up to the date employees are eligible to retire, but is funded by the Company as incurred. This postretirement liability is included in other liabilities in the Consolidated Balance Sheets.

Cumulative translation adjustments, a component of stockholders' equity in the Consolidated Balance Sheets, represent the cumulative effect of translating the financial statements of the Company's international operations from functional currencies to U.S. dollars.

In September 1997, Putnam adopted the Putnam Investments, Inc. Equity Partnership Plan ("Plan") pursuant to which Putnam is authorized to grant or sell to certain key employees of Putnam or its subsidiaries restricted shares of a new class of common stock of Putnam ("Class B Common Stock") and options to acquire the Class B Common Stock. Such awards or options generally vest over a four-year period. Holders of Putnam Class B shares are not entitled to vote and have no rights to convert their shares into any other securities of Putnam. However, in the event of certain change in control events, Class B shares will be converted into Class A Common Stock on a share for share basis. Awards of restricted stock and/or options may be made under the Plan with respect to a maximum of 12,000,000 shares of Class B Common Stock, which would represent approximately 12% of the outstanding shares on a fully diluted basis. Putnam made initial awards pursuant to the Plan with respect to approximately 4,000,000 shares of Class B Common Stock, including 2,000,000 shares of restricted stock and 2,000,000 shares subject to options. The purpose of the Plan is to foster and promote the long-term success of Putnam and to increase shareholder value by enabling Putnam to attract and retain the services of an outstanding management team and professional staff. Pursuant to an executive compensation agreement, Putnam awarded 300,000 restricted stock units and 325,000 options related to Class B Common Stock to a key executive of Putnam.


Item 8.    Financial Statements and Supplementary Data.

Financial Highlights


------------------------------------------------------------------------------

For the Three Years Ended December 31,
                                       (As Restated)
(In millions, except per share figures)        1997          1996       1995
------------------------------------------------------------------------------


Revenue                                    $6,008.6      $4,404.0   $3,937.3
Income Before Income Taxes (1)             $  715.4      $  668.0   $  649.8
Net Income (1)                             $  434.2      $  459.3   $  402.9
Stockholders' Equity                       $3,233.6      $1,888.6   $1,665.5
Diluted Net Income Per Share (1)           $   2.60         $3.12      $2.73
Dividends Paid Per Share                      $1.90         $1.65      $1.48
Year-end Stock Price                         $74.56        $52.00     $44.38
------------------------------------------------------------------------------

(1) The Company's 1997 operating results include the impact of a special charge principally resulting from the combination with Johnson & Higgins.

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Income

------------------------------------------------------------------------------

                                              (As Restated -
For the Three Years Ended December 31, 1997      Note 16)
(In millions, except per share figures)
                                                1997        1996       1995
------------------------------------------------------------------------------


Revenue                                      $6,008.6     $4,404.0    $3,937.3

Expense                                       5,210.8      3,688.7     3,242.4
                                             --------     --------    --------

Operating income                                797.8        715.3       694.9

Interest income                                  24.0         14.3        17.7

Interest expense                               (106.4)       (61.6)      (62.8)
                                             --------     --------    --------

Income before income taxes                      715.4        668.0       649.8

Income taxes                                    281.2        208.7       246.9
                                             --------     --------    --------

Net income                                   $  434.2     $  459.3    $  402.9
                                             ========     ========    ========

Basic net income per share                   $   2.66     $   3.17    $   2.76
                                             ========     ========    ========

Diluted net income per share                 $   2.60     $   3.12    $   2.73
                                             ========     ========    ========

Average number of shares outstanding-Basic      163.0        144.8       145.8
                                             ========     ========    ========

Average number of shares outstanding-Diluted    167.2        147.4       147.4
                                             ========     ========    ========

------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.


Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Balance Sheets


------------------------------------------------------------------------------
                                              (As Restated -
December 31, 1997 and 1996                         Note 16)
(In millions of dollars)                               1997            1996
------------------------------------------------------------------------------


ASSETS
Current assets:
Cash and cash equivalents (including
  interest-bearing amounts of $378.0
  in 1997 and $261.1 in 1996)                         $424.3        $  299.6
                                                      ------        --------


Receivables --
  Commissions and fees                               1,296.3           937.6
  Advanced premiums and claims                          94.8            88.5
  Other                                                159.9           103.0
                                                    --------        --------
                                                     1,551.0         1,129.1
  Less - allowance for doubtful accounts               (52.8)          (43.3)
                                                    --------        --------
  Net receivables                                    1,498.2         1,085.8

Prepaid dealer commissions-current portion             283.0           222.8

Deferred tax assets                                    165.9             4.3

Other current assets                                   195.3           136.1
                                                    --------        --------
    Total current assets                             2,566.7         1,748.6

Long-term securities                                   720.2           573.3

Fixed assets, net                                      957.3           770.1

Intangible assets                                    2,417.1           545.3

Prepaid dealer commissions                             756.1           676.6

Other assets                                           494.6           231.3
                                                    --------        --------
                                                    $7,912.0        $4,545.2

------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.


------------------------------------------------------------------------------

                                              (As Restated-Note 16)
                                                       1997            1996
------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                  $  236.7       $  392.4
   Accrued compensation and employee benefits          563.8          391.7
   Accounts payable and accrued liabilities          1,222.9          447.5
   Accrued income taxes                                233.9          259.6
   Dividends payable                                    85.1           65.1
                                                    --------       --------
       Total current liabilities                     2,342.4        1,556.3
                                                    --------       --------

Fiduciary liabilities                                2,281.6        1,685.9
Less--cash and investments held in a
  fiduciary capacity                                (2,281.6)      (1,685.9)
                                                    --------       --------
                                                           -              -
                                                    --------       --------
Long-term debt                                       1,239.8          458.2
                                                    --------       --------
Other liabilities                                    1,096.2          642.1
                                                    --------       --------
Commitments and contingencies                              -               -
                                                    --------        --------

Stockholders' equity:
   Preferred stock, $1 par value, authorized
     6,000,000 shares, none issued                        -               -
   Common stock, $1 par value, authorized
     400,000,000 shares, issued
    172,391,177 shares in 1997 and 153,589,062
    shares in 1996                                     172.4          76.8
   Additional paid-in capital                          993.9          148.1
   Retained earnings                                 2,010.2        1,901.6
   Unrealized securities holding gains,
    net of income taxes                                308.8          221.2
   Cumulative translation adjustments                 (141.8)         (75.7)
                                                     -------        -------
                                                     3,343.5        2,272.0
   Less - treasury shares, at cost, 2,440,837
     shares in 1997 and 8,951,142 shares
     in 1996                                          (109.9)        (383.4)
                                                    --------       --------
Total stockholders' equity                           3,233.6        1,888.6
                                                    --------       --------
                                                    $7,912.0       $4,545.2

------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.


Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------

For the Three Years Ended December 31, 1997  (As Restated-Note 16)
(In millions of dollars)                            1997          1996     1995
-----------------------------------------------------------------------------------


Operating cash flows:
    Net income                                    $434.2       $ 459.3      $402.9
    Gain on sale of businesses                     (13.2)        (33.2)          -
    Special charges                                243.8          92.6           -
    Depreciation and amortization                  199.1         139.9       135.1
    Deferred income taxes                         (138.9)        (20.8)       34.7
    Other liabilities                               22.1          19.0        (2.4)
    Prepaid dealer commissions                    (139.7)       (338.7)     (104.3)
    Other, net                                      (1.1)        (11.9)      (12.4)

    Net changes in operating working capital
      other than cash and cash equivalents -
    Receivables                                   (154.8)        (95.0)     (177.0)
    Other current assets                            (2.6)        (61.3)       14.0
    Accrued compensation and employee benefits     160.0         137.2        35.6
    Accounts payable and accrued liabilities      (111.2)        (20.6)       13.0
    Accrued income taxes                           (79.2)         28.6        (9.6)
    Effect of exchange rate changes                 (3.1)         21.4       (11.5)
                                                  ------        -------     ------
      Net cash generated from operations           415.4         316.5       318.1
                                                  ------       -------      ------

Financing cash flows:
    Net (decrease) increase in commercial paper   (161.6)       (164.7)       57.4
    Other borrowings                             2,358.0         254.8       125.8
    Other repayments                            (1,701.7)        (91.4)       (8.7)
    Purchase of treasury shares                        -        (230.1)     (137.7)
    Issuance of common stock                       209.8         143.1        82.6
    Dividends paid                                (305.6)       (239.2)     (217.0)
    Other, net                                         -           2.5         4.8
                                                 -------       -------      ------
      Net cash provided by (used for)
        financing activities                       398.9        (325.0)      (92.8)
                                                 -------       -------      ------

Investing cash flows:
    Additions to fixed assets                     (202.1)       (157.3)     (136.9)
    Net cash proceeds from sale of business         54.4         241.8           -
    Acquisitions                                  (472.9)         (7.1)       (6.8)
    Other, net                                     (54.7)        (91.2)      (54.4)
                                                  ------       -------      ------
      Net cash used for investing activities      (675.3)        (13.8)     (198.1)
                                                  ------       -------      ------

Effect of exchange rate changes on cash
  and cash equivalents                             (14.3)         (6.2)        6.0
                                                  ------       -------      ------

Increase (decrease) in cash and cash
  equivalents                                      124.7       (28.5)         33.2

Cash and cash equivalents at beginning
  of year                                          299.6         328.1       294.9
                                                  ------        ------      ------

Cash and cash equivalents at end of year          $424.3        $299.6      $328.1
                                                  ======        ======      ======
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.


Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
----------------------------------------------------------------------------------------------

For the Three Years Ended December 31, 1997
(In millions of dollars, except
per share figures)
                                          (As Restated-Note 16)
                                                  1997           1996       1995
---------------------------------------------------------------------------------

COMMON STOCK
Balance, beginning of year                    $   76.8        $   76.8   $   76.8
Acquisitions                                       9.4              -          -
Common stock split                                86.2              -          -
---------------------------------------------------------------------------------
Balance, end of year                          $  172.4       $   76.8   $   76.8
---------------------------------------------------------------------------------


ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                    $  148.1       $  155.5   $  166.1
Acquisitions                                     907.6              -          -
Common stock split                               (86.2)             -          -
Exercise of stock options and related
  tax benefits                                    15.4          (10.2)      (7.5)
Issuance of shares under compensation plans
  and related tax benefits                        10.3            8.0        3.4
Issuance of shares under employee stock
  purchase plans and related tax benefits         (1.3)          (5.2)      (6.5)
---------------------------------------------------------------------------------
Balance, end of year                          $  993.9       $  148.1   $  155.5
---------------------------------------------------------------------------------


RETAINED EARNINGS
Balance, beginning of year                    $1,901.6       $1,688.4   $1,507.7
Net income                                       434.2          459.3      402.9
Cash dividends declared-(per share amounts:
  $1.95 in 1997, $1.70 in 1996, and
  $1.53 in 1995)                                (325.6)        (246.1)    (222.2)
---------------------------------------------------------------------------------
Balance, end of year                          $2,010.2       $1,901.6   $1,688.4
---------------------------------------------------------------------------------


UNREALIZED SECURITIES HOLDING GAINS,
  NET Of INCOME TAXES
Balance, beginning of year                    $  221.2       $  149.2   $   91.6
Realized gains, net of income taxes              (23.0)         (10.9)     (11.4)
Unrealized gains, net of income taxes            110.6           82.9       69.0
---------------------------------------------------------------------------------
Balance, end of year                          $  308.8       $  221.2   $  149.2
---------------------------------------------------------------------------------


CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year                    $  (75.7)      $  (86.7)  $ (105.4)
Translation adjustments                          (66.1)          11.0       18.7
---------------------------------------------------------------------------------
Balance, end of year                          $ (141.8)      $  (75.7)  $  (86.7)
---------------------------------------------------------------------------------


TREASURY SHARES
Balance, beginning of year                    $ (383.4)      $ (317.7)  $ (276.2)
Acquisitions                                      46.9              -          -
Purchase of treasury shares                          -         (230.1)    (137.7)
Exercise of stock options                        147.2           95.2       27.4
Issuance of shares under compensation plans       15.7            9.9       14.0
Issuance of shares under employee stock purchase
  plans                                           63.7           59.3       54.8
---------------------------------------------------------------------------------
Balance, end of year                          $ (109.9)      $ (383.4)  $ (317.7)
---------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                    $3,233.6       $1,888.6   $1,665.5
---------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.


Marsh & McLennan Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Marsh & McLennan Companies, Inc. and all its subsidiaries (the "Company"). Various subsidiaries and affiliates have transactions with each other in the ordinary course of business. All significant intercompany accounts and transactions have been eliminated.

Fiduciary Assets and Liabilities: In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; the Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $110.8 million in 1997, $93.9 million in 1996 and $102.7 million in 1995.

    Net uncollected premiums and claims and the related payables, amounting to $5.2 billion at December 31, 1997 and $3.2 billion at December 31, 1996, are not included in the accompanying Consolidated Balance Sheets.

    In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying Consolidated Balance Sheets as receivables.

Revenue: Revenue includes insurance commissions, fees for services rendered, compensation for services provided in connection with the formation or capitalization of various insurers and reinsurers and related firms, including gains from sales of interests in such entities, commissions on the sale of mutual fund shares and interest income on fiduciary funds. Insurance commissions generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in the Company's reinsurance and London market operations), as of the effective date or billing date, whichever is later. Fees for services rendered are recorded as earned. Sales of mutual fund shares are recorded on a settlement date basis and commissions thereon are recorded on a trade date basis, in accordance with industry practice.

Cash and Cash Equivalents: Cash and cash equivalents primarily consist of certificates of deposit and time deposits, generally with original maturities of three months or less.

Fixed Assets, Depreciation and Amortization: Fixed assets are stated at cost less accumulated depreciation and amortization. Expenditures for improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Expenditures for maintenance and repairs are charged to operations as incurred.

    Depreciation of buildings, building improvements, furniture and equipment is provided on a straight-line basis over the estimated useful lives of these assets. Leasehold improvements are amortized on a straight-line basis over the periods covered by the applicable leases or the estimated useful life of the improvement, whichever is less.


The components of fixed assets at December 31, 1997 and 1996 are as follows:

-----------------------------------------------------------------------------

December 31, 1997 and 1996
(In millions of dollars)                                1997           1996
-----------------------------------------------------------------------------


Land and buildings                                  $  471.1       $  404.9
Furniture and equipment                                878.4          737.4
Leasehold and building improvements                    405.4          323.5
                                                    --------       --------
                                                     1,754.9        1,465.8
Less - accumulated depreciation and amortization      (797.6)        (695.7)
                                                    --------       --------
                                                    $  957.3       $  770.1
                                                    ========       ========

-----------------------------------------------------------------------------


Intangible Assets: Acquisition costs in excess of the fair value of net assets acquired are amortized on a straight-line basis over periods up to 40 years. Other intangible assets are amortized on a straight-line basis over their estimated lives. The Company periodically assesses the recoverability of intangible assets by comparing expected undiscounted future cash flows from the underlying business operation with recorded intangible asset balances. If such assessments indicate that the undiscounted future cash flows are not sufficient to recover the related carrying value, the assets are adjusted to fair values.

Prepaid Dealer Commissions: Essentially all of the mutual funds marketed by the Company's investment management segment are made available with a contingent deferred sales charge in lieu of a front end load. The related commissions, initially paid by the Company to broker/dealers for distributing the funds, are recovered through charges and fees received over a number of years. The prepaid dealer commissions are generally amortized over a six year period.

Capitalized Software Costs: The Company capitalizes certain computer software costs, principally related to purchased software packages, which are amortized on a straight-line basis not to exceed five years. Unamortized computer software costs amounting to $52.7 million and $28.8 million at December 31, 1997 and 1996, respectively, are included in other assets in the Consolidated Balance Sheets.

Income Taxes: Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. Federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at December 31, 1997 amounted to approximately $390 million. However, if these earnings were not considered permanently reinvested, the incremental tax liability which otherwise might be due upon distribution, net of foreign tax credits, would be approximately $40 million.

Risk Management Instruments: Net amounts received or paid under risk management instruments are included in the Consolidated Statements of Income as incurred.

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and commissions receivable. The Company maintains a policy providing for the diversification of cash and cash equivalents and places its investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas.

Per Share Data: In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires the Company to include basic and diluted per share figures on the face of the income statement.

Basic net income per share is calculated by dividing net income by the average number of shares of the Company's common stock outstanding while diluted net income per share is calculated by adjusting the average common shares outstanding for the dilutive effect of potential common shares.


The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended December 31, 1997, 1996 and 1995:

                                             1997        1996       1995
                                             ----        ----       ----

Basic weighted average common
  shares outstanding                        163.0       144.8      145.8
Stock options                                 4.2         2.6        1.6
                                            -----       -----      -----
Diluted weighted average common
  shares outstanding                        167.2       147.4      147.4
                                            =====       =====      =====


Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, pro forma net income and earnings per share information has been presented in Note 6 as required under SFAS No. 123.

New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which are effective for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The Company will adopt these disclosure standards in 1998.

Reclassifications: In accordance with industry practice, the investment management segment has restated both revenue and expense for prior periods by identical amounts to reclassify certain commission expenses. Certain other amounts have been reclassified to conform to the current year's presentation.

2.  Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions:

------------------------------------------------------------------------------------------------

For the Three Years Ended December 31, 1997
(In millions of dollars)                                 1997              1996           1995
------------------------------------------------------------------------------------------------

Purchase acquisitions:
  Assets acquired, excluding cash                   $ 2,831.8             $10.4          $21.9
  Liabilities assumed                                (1,386.1)             (3.3)          (8.6)
  Issuance of debt and other obligations                   -                  -           (6.5)
  Shares issued                                        (972.4)                -              -
                                                     --------             -----           ----
                                                        473.3               7.1            6.8
Cash acquired in pooling of
  interests acquisition                                   (.4)                -              -
                                                    ---------             -----          -----
Net cash outflow for acquisitions                   $   472.9             $ 7.1          $ 6.8
                                                    =========             =====          =====

------------------------------------------------------------------------------------------------


Interest paid during 1997, 1996 and 1995 was $91.6 million, $60.2 million and $66.0 million, respectively.

Income taxes paid during 1997, 1996 and 1995 were $471.1 million, $200.0 million and $231.0 million, respectively.

3.  Acquisitions and Dispositions

Acquisitions:
On March 27, 1997, the Company consummated a business combination with Johnson & Higgins ("J&H"), a privately-held risk and insurance services and employee benefit consulting firm. The Company agreed to pay total consideration of approximately $1.8 billion consisting of $600 million in cash and approximately $1.2 billion or 19.6 million shares (adjusted to reflect the stock split) of the Company's common stock. Approximately $1.3 billion was paid at closing or shortly thereafter and approximately $500 million will be paid in annual installments over the four years following the closing. The business combination is being accounted for using the purchase method of accounting. Accordingly, goodwill of approximately $1.7 billion which results from the preliminary purchase price allocation will be amortized over 40 years. In arriving at fair value, the Company discounted the market value of the $1.2 billion stock issuance by $120 million reflecting certain transfer restrictions associated with the shares issued. The Company allocated the cost of its acquisitions to assets acquired and liabilities assumed based on its estimate of fair values. No intangible assets, other than goodwill, were acquired as part of the business combination with J&H.

An agreed upon number of shares issued in connection with this transaction carry restrictions and, consequently, cannot be sold in the first and second years following the closing. In addition, approximately 1.6 million of the 19.6 million shares of common stock were placed in escrow for a period of up to two years in order to secure indemnification obligations with respect to representations and warranties.

In 1997, as part of the integration of J&H, the Company adopted plans to consolidate duplicative offices and reduce staff. The estimated cost of the plans relating to employees and offices of J&H ("J&H Plan") amounted to $142.8 million and was allocated to the cost of the acquisition. Merger related costs for employees and offices of Marsh & McLennan Companies ("MMC Plan") amounted to $167.5 million and were recorded as part of a special charge in 1997. The actions contemplated by these plans are expected to be substantially complete by the end of 1998.

The $142.8 million allocated to the cost of the J&H acquisition included $68.6 million of costs principally related to the planned consolidations of approximately 50 offices and $74.2 million for employee related costs, primarily severance and related benefits associated with the reduction of over 900 positions worldwide. The $167.5 million recorded as part of the Marsh & McLennan Companies special charge included $116.9 million of employee related costs, primarily severance and related benefits associated with the reduction of approximately 1,300 positions worldwide; $37.8 million of costs principally related to the planned consolidations of approximately 30 offices; and $12.8 million for other integration related costs. The office consolidation costs primarily represent future rent under noncancellable leases (net of anticipated sublease income) and lease termination payments.


The utilization of the charges is summarized as follows:

------------------------------------------------------------------------------------------------

                                                                                        Balance
                                                    Initial          Utilized      December 31,
                                                    Balance           in 1997             1997
------------------------------------------------------------------------------------------------


J&H Plan:
Termination payments to employees                     $ 70.0           $(17.0)          $ 53.0
Other employee related costs                             4.2             (1.6)             2.6
Future rent under noncancellable leases                 44.4             (1.2)            43.2
Leasehold termination costs                             24.2             (4.2)            20.0
                                                      ------           ------           ------
                                                      $142.8           $(24.0)          $118.8
                                                      ======           ======           ======

Number of employee terminations                          900             (600)             300
Number of office consolidations                           50              (10)              40

------------------------------------------------------------------------------------------------

                                                                                        Balance
                                                    Initial          Utilized      December 31,
                                                    Balance           in 1997             1997
------------------------------------------------------------------------------------------------


MMC Plan:
Termination payments to employees                     $116.9           $(44.3)           $ 72.6
Future rent under noncancellable leases                 21.0             (2.2)             18.8
Leasehold termination costs                             14.9             (7.9)              7.0
Write-downs of leasehold improvements
  and furniture and equipment                            1.9             (1.9)                -
Other integration related costs                         12.8             (6.1)              6.7
                                                      ------           ------            ------
                                                      $167.5           $(62.4)           $105.1
                                                      ======           ======            ======

Number of employee terminations                        1,300             (800)              500
Number of office consolidations                           30              (10)               20

------------------------------------------------------------------------------------------------


Certain costs, primarily future rent under noncancellable leases (net of anticipated sublease income) and salary continuance arrangements, primarily in Canada and the Netherlands, are expected to be paid out over several years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the J&H business combination had occurred on January 1, 1997 and 1996, respectively. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the dates indicated or which may occur in the future. The 1997 pro forma information reflected below excludes the impact of the $243.8 million special charge which principally relates to the combination with J&H.


(In millions of dollars, except per share figures)

                                               Year Ended December 31,
                                               -----------------------
                                              1997                  1996
                                              ----                  ----

Revenue                                    $6,313.6              $5,551.7
Net Income                                    600.6                 482.2
Basic net income per share                     3.58                  2.94
Diluted net income per share                   3.49                  2.90

During 1997, the Company also acquired or increased its interest in several other insurance and reinsurance broking and consulting businesses for a total cost of $284.9 million in transactions accounted for as purchases. The cost of these acquisitions exceeded the fair value of net assets acquired by $317.1 million. In addition, the Company issued approximately 944,000 shares of common stock (adjusted to reflect the stock split) in connection with the acquisition of an insurance program management business.

During 1996, the Company acquired an insurance broking business and various other insurance and reinsurance broking assets for a total cost of $12.7 million in transactions accounted for as purchases. The cost of these acquisitions exceeded the fair value of net assets acquired by $8.2 million.

During 1995, the Company acquired a portion of an insurance broking business and several consulting businesses for a total cost of $15.2 million consisting of cash and future obligations in transactions accounted for as purchases. The cost of these acquisitions exceeded the fair value of net assets acquired by $16.0 million.

Dispositions:
During 1997, the Company sold an insurance program management business and a consulting operation for $54.4 million. Pretax gains of $13.2 million were recorded in the Consolidated Statements of Income.

During 1996, the Company sold The Frizzell Group Limited ("Frizzell") for approximately $290 million. A pretax gain of $33.2 million was recorded in the Consolidated Statements of Income.


4.  Income Taxes

Income before income taxes shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

------------------------------------------------------------------------------------------------

For the Three Years Ended December 31, 1997
(In millions of dollars)                                   1997            1996           1995
------------------------------------------------------------------------------------------------



Income before income taxes:
    U.S.                                                 $509.6          $436.6         $381.2
    Other                                                 205.8           231.4          268.6
                                                         ------          ------         ------
                                                         $715.4          $668.0         $649.8
                                                         ======          ======         ======

Income taxes:
  Current-
    U.S. Federal                                         $217.8          $ 93.8         $ 88.9
    Other national governments                            140.7            96.4           82.0
    U.S. state and local                                   61.6            39.3           41.3
                                                         ------          ------         ------
                                                          420.1           229.5          212.2
                                                         ------          ------         ------

  Deferred-
    U.S. Federal                                          (54.5)           48.0           24.7
    Other national governments                            (71.0)          (39.4)           9.2
    U.S. state and local                                  (13.4)          (29.4)            .8
                                                         ------          ------         ------
                                                         (138.9)          (20.8)          34.7
                                                         ------          ------         ------
Total income taxes                                       $281.2          $208.7         $246.9
                                                         ======          ======         ======

------------------------------------------------------------------------------------------------


The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

------------------------------------------------------------------------------------------------


December 31, 1997 and 1996
(In millions of dollars)                                              1997               1996
------------------------------------------------------------------------------------------------


Deferred tax assets:
  Accrued expenses not currently deductible                         $616.3             $248.1
  Accrued retirement benefits                                        116.7               72.8
  Differences related to non-U.S. operations                         118.4               69.1
  Depreciation and amortization                                       11.4                  -
  Other                                                               15.0                8.5
                                                                    ------             ------
                                                                     877.8              398.5
  Valuation allowance                                                    -              (27.4)
                                                                    ------             ------
                                                                    $877.8             $371.1
                                                                    ======             ======

Deferred tax liabilities:
  Depreciation and amortization                                     $    -             $ 25.3
  Prepaid dealer commissions                                         375.9              328.8
  Safe harbor leasing                                                 14.2               17.6
  Unbilled revenue                                                    18.3               22.9
  Unrealized securities holding gains                                166.7              119.9
  Differences related to non-U.S. operations                          35.9               49.0
  Other                                                               18.3               28.2
                                                                    ------             ------
                                                                    $629.3             $591.7
                                                                    ======             ======

Balance sheet classifications:
  Current assets                                                    $165.9             $  4.3
  Accrued income taxes                                                97.8               69.8
  Other assets (liabilities)                                         180.4             (155.1)

------------------------------------------------------------------------------------------------


In 1997, the valuation allowance related to certain foreign deferred income tax assets was written-off against the underlying tax assets since it has been determined that the Company will not realize any future benefit from the recorded amounts.

A reconciliation from the U.S. Federal statutory income tax rate to the Company's effective income tax rate is as follows:

------------------------------------------------------------------------------------------------


For the Three Years Ended December 31, 1997               1997             1996           1995
------------------------------------------------------------------------------------------------


U.S. Federal statutory rate                              35.00%            35.00%        35.00%
U.S. state and local income taxes-net of U.S.
  Federal income tax benefit                              4.40              3.90          4.20
Differences related to non-U.S. operations               ( .20)            (1.25)         (.90)
Tax adjustment                                               -             (6.00)            -
Other                                                      .10              (.40)         (.30)
                                                         -----             -----         -----
Effective tax rate                                       39.30%            31.25%        38.00%
                                                         =====             =====         =====

------------------------------------------------------------------------------------------------


During 1996, the Company recorded a tax adjustment that reduced the income tax provision by $40 million. The tax adjustment primarily relates to the permanent deployment of funds outside of the United States in a tax efficient manner and favorable state and local tax developments in the U.S.

The Company has received a Notice of Proposed Adjustment from a local field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to 12b-1 fees paid by the Putnam Funds. The notice reflected the preliminary thinking of the IRS field office and did not constitute a formal assertion of liability by the IRS. The notice in question asserts a position contrary to the position enunciated in an IRS 1993 Technical Advice Memorandum. The Company believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code and previously issued IRS technical advice.

Taxing authorities periodically challenge positions taken by the Company on its tax returns. On the basis of present information and advice received from counsel, it is the opinion of the Company's management that any assessments resulting from current tax audits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.

5.  Retirement Benefits

The Company maintains pension or profit sharing plans for substantially all employees.

Defined Benefit Plans - U.S.: The Marsh & McLennan Companies Retirement Plan provides benefits to eligible U.S. employees. The benefits under this plan are based on the participants' length of service and compensation, subject to the Employee Retirement Income Security Act of 1974 and Internal Revenue Service (IRS) limitations. The funding policy for this plan is to contribute amounts at least sufficient to meet the requirements set forth in U.S. employee benefit and tax laws. The plan assets are invested primarily in listed stocks, corporate bonds and U.S. Government Securities.

The Marsh & McLennan Companies Benefit Equalization Program provides those retirement benefits to which U.S. employees would otherwise be entitled under the Marsh & McLennan Companies Retirement Plan if not for IRS limitations.

The Marsh & McLennan Companies Supplemental Retirement Program provides a minimum level of retirement benefits to employees based on the participants' length of service and compensation. The program provides benefits to participants to the extent that the minimum benefit exceeds the aggregate retirement benefit provided by the Marsh & McLennan Companies Retirement Plan, the Marsh & McLennan Companies Benefit Equalization Program and Social Security.

The Company has a plan of funding the vested benefits under the Benefit Equalization and Supplemental Retirement Programs by periodically purchasing annuity contracts.

Effective January 1, 1998, the J&H Retirement Income Plan was merged into the Marsh & McLennan Companies Retirement Plan.

The following schedules provide information on the Company's U.S. defined benefit plans, which in 1997 include the pension plans of J&H.

The components of pension cost for the U.S. defined benefit plans are as follows:

------------------------------------------------------------------------------------------------


For the Three Years Ended December 31, 1997
(In millions of dollars)                                       1997           1996        1995
------------------------------------------------------------------------------------------------


Service cost                                                  $38.9          $27.8       $24.5
Interest cost on projected
  benefit obligations                                          90.4           60.5        56.0
Expected return on plan assets                               (114.5)         (81.2)      (73.0)
Net amortization                                               (2.9)          (3.6)       (6.9)
                                                              -----          -----       -----
                                                              $11.9          $ 3.5       $  .6
                                                              =====          =====       =====

------------------------------------------------------------------------------------------------


The actual returns on plan assets were $271.7 million, $138.7 million and $167.2 million for 1997, 1996 and 1995, respectively. These returns reflect the general securities market conditions experienced in the respective years and, in 1997, the inclusion of the former J&H pension assets.


The funded status of the U.S. defined benefit plans and the actuarial assumptions used to measure the projected benefit obligation are as follows:

-------------------------------------------------------------------------------

December 31, 1997 and 1996
(In millions of dollars)                             1997                1996
-------------------------------------------------------------------------------

Actuarial present value of accumulated
    benefit obligation:
  Vested
                                                  $1,281.8            $686.5
  Nonvested                                           37.9              25.3
                                                  --------            ------

                                                  $1,319.7            $711.8
                                                  ========            ======

Projected benefit obligation                      $1,433.9            $797.7
Fair value of plan assets                          1,650.7             947.1
                                                  --------            ------

                                                     216.8             149.4

Unrecognized net gain from past
  experience different from that assumed            (216.0)           (170.8)
Unrecognized prior service cost                       14.9              21.4
Unrecognized SFAS No. 87 transition amount           (32.5)            (37.0)
                                                  --------            ------

Accrued pension liability                         $  (16.8)           $(37.0)
                                                  ========            ======

Actuarial assumptions:
  Discount rate                                      7.25%              8.0%
  Weighted average rate
     of compensation increase                        4.00%             4.75%
  Expected long-term rate of return
    on plan assets                                     10%               10%
-------------------------------------------------------------------------------


In 1997, the discount rate used to value the liabilities of the U.S. defined benefit plans was decreased to reflect current interest rates of high quality fixed income debt securities. Assumptions, including projected compensation increases and potential cost of living adjustments for retirees, were also revised to reflect current expectations as to future levels of inflation. The increase in the accumulated benefit obligation and the projected benefit obligation reflect the change in these assumptions and the addition of the former J&H pension plans. The increase in the fair value of plan assets reflects the actual return on plan assets and the inclusion of the former J&H pension assets.

Defined Benefit Plans - Non-U.S.: The Company maintains various plans that provide benefits to eligible non-U.S. employees. The benefits under these plans are based on the participants' length of service and compensation. The funding policy for these plans is to contribute amounts at least sufficient to meet the requirements under foreign government regulations. The plans' assets are primarily invested in listed stocks, bonds and time deposits. The following schedules provide information on the Company's significant non-U.S. defined benefit plans, which in 1997 include the pension plans of J&H's significant non-U.S. defined benefit plans. The information presented below also reflects the disposition of Frizzell in 1996.

     The components of pension expense for the significant non-U.S. defined benefit plans are as follows:

------------------------------------------------------------------------------------------------

For the Three Years Ended December 31, 1997
(In millions of dollars)                                          1997         1996        1995
------------------------------------------------------------------------------------------------


Service cost                                                      $41.4         $31.5      $34.7
Interest cost on projected benefit obligations                     61.5          51.2       57.2
Expected return on plan assets                                    (90.0)        (74.5)     (82.1)
Net amortization                                                   (6.1)         (6.3)      (6.4)
                                                                  -----          -----     -----
                                                                  $ 6.8         $ 1.9      $ 3.4
                                                                  =====         =====      =====

------------------------------------------------------------------------------------------------


The actual returns on plan assets were $172.6 million, $106.2 million and $139.6 million for 1997, 1996 and 1995, respectively. These returns primarily reflect the general securities market conditions experienced in the respective years.

    The funded status of the significant non-U.S. defined benefit plans and the weighted average actuarial assumptions used to measure the projected benefit obligation are as follows:

----------------------------------------------------------------------------

December 31, 1997 and 1996
(In millions of dollars)                                1997       1996
----------------------------------------------------------------------------

Actuarial present value of accumulated
    benefit obligation:
  Vested                                                 $  768.7   $624.7
  Nonvested                                                  20.5      8.3
                                                         --------   ------
                                                         $  789.2   $633.0
                                                         ========   ======

Projected benefit obligation                             $  899.9   $724.2
Fair value of plan assets                                 1,201.9    947.8
                                                         --------   ------
                                                            302.0    223.6
Unrecognized net gain from past experience
  different from that assumed                              (170.2)   (89.3)
Unrecognized prior service cost (benefit)                     8.2     (2.7)
Unrecognized SFAS No. 87 transition amount                  (18.2)   (24.6)
                                                         --------   ------

Prepaid pension cost                                     $  121.8   $107.0
                                                         ========   ======

Actuarial assumptions:
  Discount rate                                               7.6%     8.2%
  Weighted average rate of compensation increase              5.4%     6.0%
  Expected long-term rate of return
    on plan assets                                            9.1%     9.6%

----------------------------------------------------------------------------


In 1997, the discount rates used to value the liabilities of the non-U.S. plans were decreased to reflect current worldwide interest rates. Assumptions, including projected compensation increases and potential cost of living adjustments for retirees, were also revised to reflect current expectations as to future levels of inflation. The increase in the accumulated benefit obligation and the projected benefit obligation primarily reflects the impact of the change in these assumptions and the addition of J&H.

Postretirement Benefits: The Company contributes to the cost of certain health care and life insurance benefits provided to its retired employees. The amount of the Company's contribution, if any, is based, in part, on the employees' length of service with the Company. The cost to the Company of these postretirement benefits is principally associated with employees in the United States, as retired employees outside the United States receive these benefits, in large part, from governmental health care programs. United States employees become eligible for these benefits if they attain retirement age while working for the Company, subject in certain instances to minimum service requirements. The cost of these postretirement benefits is accrued during the period up to the date employees are eligible to retire, but is funded by the Company as incurred.

The components of the United States postretirement benefits costs are as follows:

------------------------------------------------------------------------------------------------

For the Three Years Ended December 31, 1997
(In millions of dollars)                                      1997           1996        1995
------------------------------------------------------------------------------------------------

Service cost                                                  $3.6           $1.5        $1.4
Interest cost on accumulated postretirement benefits          10.7            6.5         6.6
Net amortization                                               (.9)           (.9)        (.6)
                                                             -----           ----        ----
                                                             $13.4           $7.1        $7.4
                                                             =====           ====        ====

------------------------------------------------------------------------------------------------


The accumulated postretirement benefit obligation at December 31, 1997 and 1996 is as follows:

------------------------------------------------------------------------------------------------

December 31, 1997 and 1996
(In millions of dollars)                                                  1997             1996
------------------------------------------------------------------------------------------------

Retirees                                                                $ 93.2           $ 60.2
Fully eligible active plan participants                                   30.8             11.9
Other active plan participants                                            50.7             15.8
                                                                        ------           ------
Accumulated postretirement benefit obligation                            174.7             87.9

Unrecognized net gain from past experience different
  from that assumed                                                        1.3             14.8
                                                                        ------           ------
Accrued postretirement liability                                        $176.0           $102.7
                                                                        ======           ======

------------------------------------------------------------------------------------------------


The discount rates used in determining the accumulated postretirement benefit obligations were 7.25% and 8% for 1997 and 1996, respectively. The assumed health care cost trend rate was approximately 9% in 1997, gradually declining to 4% in the year 2040. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $18.7 million and the postretirement benefit expense for the year then ended by $2.1 million.

In 1997, the discount rate used to value the accumulated postretirement benefit obligation was decreased to reflect current interest rates of high quality fixed income debt securities. The increase in the accumulated postretirement benefit obligation primarily reflects the impact of the change in the discount rate and the acquisition of J&H.

Defined Contribution Plans: The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies Stock Investment Plan ("SIP") the Putnam Investments, Inc. Profit Sharing Retirement Plan (the "Putnam Plan") and the Johnson & Higgins Cash Accumulation Plan ("J&H Plan"). Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the SIP and the J&H Plan, the Company matches a portion of the employees' contributions, while under the Putnam Plan the contributions are at the discretion of the Company subject to IRS limitations. The cost of these defined contribution plans was $55.3 million, $39.5 million and $35.3 million for 1997, 1996 and 1995, respectively. The J&H Plan contributions are reflected in 1997 only.


6.  Stock Benefit Plans

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided additional pro forma disclosures required by SFAS 123. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

In accordance with APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option and stock purchase plans and the stock options awarded under the new Putnam Investments, Inc. Equity Partnership Plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method contained in SFAS 123, the Company's net income and net income per share for 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated in the following table:

------------------------------------------------------------------------------------------------

(In millions of dollars, except per share figures)            1997          1996          1995
------------------------------------------------------------------------------------------------


Net Income:
   As reported                                               $434.2      $459.3        $402.9

   Pro forma                                                 $413.5      $447.9        $400.0


Net Income Per Share:
   Basic:
   As reported                                                $2.66        $3.17        $2.76

   Pro forma                                                  $2.53        $3.09        $2.74


   Diluted:
   As reported                                                $2.60        $3.12        $2.73

   Pro forma                                                  $2.47        $3.04        $2.71


-----------------------------------------------------------------------------------------------


The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in SFAS 123 has not been applied to options granted prior to January 1995.

Incentive and Stock Award Plans: During 1997, the Company adopted the Marsh & McLennan Companies, Inc. 1997 Employee Incentive and Stock Award Plan (the "Employee Plan") and the Marsh & McLennan Companies, Inc. 1997 Senior Executive Incentive and Stock Award Plan (the "Executive Plan"). The Employee and Executive Plans (the "1997 Plans") replace the 1992 Incentive and Stock Award Plan (the "1992 Plan"). The types of awards permitted under these Plans include stock options, restricted stock, stock bonus units, restricted and deferred stock units payable in Company common stock or cash, and other stock-based and performance-based awards. The Compensation Committee of the Board of Directors (the "Compensation Committee") determines, in its discretion, which affiliates may participate in the plans, which eligible employees will receive awards, the types of awards to be received and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The 1997 Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards. Awards relating to not more than 12,000,000 shares of common stock may be made over the life of the Employee Plan plus shares remaining unused under pre-existing approved stock plans. Awards relating to not more than 5,000,000 shares of common stock may be made over the life of the Executive Plan plus shares remaining unused under pre-existing approved stock plans. There were 20,802,624 and 4,662,888 shares available for awards under the 1997 Plans and prior plans at December 31, 1997 and 1996, respectively.

Stock Options: Options granted under the 1997 Plans may be designated as incentive stock options or as non-qualified stock options. The Compensation Committee shall determine the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid and the form of such payment. Except under certain limited circumstances, no stock option may be granted with an exercise price of less than the fair market value of the stock at the time the stock option is granted.

Stock option transactions under the 1997 Plans and prior plans are as follows:


-----------------------------------------------------------------------------------------------------------

                                         1997                   1996                   1995
                            -------------------------------------------------------------------------------

                                    Weighted Average               Weighted Average         Weighted Average
                            Shares    Exercise Price       Shares    Exercise Price   Shares  Exercise Price
-----------------------------------------------------------------------------------------------------------

Balance at beginning
  of period                 17,110,954       $42.16      17,441,590     $40.32     16,242,282   $39.92
Granted                      3,444,080       $62.09       2,748,120     $47.55      2,265,580   $39.51
Exercised                   (3,910,107)      $39.89      (2,574,060)    $35.32       (719,232)  $27.72
Forfeited                     (423,246)      $47.99        (504,696)    $42.75       (347,040)  $42.37
                            ----------                   ----------                ----------

Balance at end of period    16,221,681       $46.77      17,110,954     $42.16     17,441,590   $40.32
----------------------------------------------------------------------------------------------------------


Options exercisable at year
end                          9,804,415       $42.26      10,979,330     $40.68     11,324,044   $38.70
----------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options at December 31, 1997.

----------------------------------------------------------------------------------------------------------


                            Options Outstanding                    Options Exercisable
                     ------------------------------       ------------------------------------------------
                                   Weighted Average
Range of             Outstanding      Remaining           Weighted Average    Exercisable   Weighted Average
Exercise Prices      at 12/31/97   Contractual Life       Exercise Price      at 12/31      Exercise Price

----------------------------------------------------------------------------------------------------------

$24.69 - 39.67      5,295,878      4.2 years              $37.50             4,367,843        $37.13
$40.41 - 50.03      7,594,223      6.2 years              $46.51             5,434,472        $46.39
$52.88 - 76.09      3,331,580      9.2 years              $62.09                 2,100        $61.91
                   ----------                                               ---------
$24.69 - 76.09     16,221,681      6.2 years              $46.77             9,804,415        $42.26
                   ==========                                               =========


----------------------------------------------------------------------------------------------------------


The fair value of each of the Company's option grants included in the pro forma net income is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively; dividend yield of 3.0% in 1997 and 3.5% for 1996 and 1995; expected volatility of 17.5% in 1997 and 14.0% for 1996 and 1995; risk-free interest rate of 6.5% for 1997, 6.0% for 1996 and 6.4% for 1995; and an expected life of five years. The compensation cost as generated by the Black-Scholes model, may not be indicative of the future benefit, if any, that may be received by the option holder. The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $12.71, $7.35 and $6.50 per share, respectively.

Restricted Stock: Restricted shares of the Company's common stock may be awarded and shall be subject to such restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant shall have the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions shall be forfeited upon termination of employment.

There were 90,000, 105,600 and 191,800 restricted shares granted in 1997, 1996 and 1995, respectively. The Company recorded compensation expense of $5.6 million in 1997 and $5.7 million in 1996 and 1995, related to these shares. Shares that have been granted generally become unrestricted at the earlier of: (1) January 1 of the eleventh year following the grant or (2) the later of the recipient's normal or actual retirement date.

Restricted Stock Units: Restricted stock units, payable in stock or cash, may be awarded under the Plans. The Compensation Committee shall determine the restrictions on such units, when the restrictions shall lapse, when the shares of stock shall vest and be paid, and upon what terms the units shall be forfeited.

There were 165,904, 79,518 and 135,128 restricted stock units awarded during 1997, 1996 and 1995, respectively. The Company recorded compensation expense of $4.3 million, $4.7 million and $2.9 million in 1997, 1996 and 1995, respectively, related to restricted stock units.

Deferred Stock Units: Deferred stock units, payable in stock or cash, may be awarded under the Plans. The Compensation Committee shall determine the restrictions on such units, when the restrictions shall lapse, when the shares of stock shall vest and be paid, and upon what terms the units shall be forfeited.

There were 297,222 deferred stock units awarded during 1997. The Company recorded compensation expense of $1.7 million in 1997 related to deferred stock units.

Putnam Investments, Inc. Equity Partnership Plan: In September 1997, Putnam adopted the Putnam Investments, Inc. Equity Partnership Plan (the "Equity Plan") pursuant to which Putnam is authorized to grant or sell to certain key employees of Putnam or its subsidiaries restricted shares of a new class of common stock of Putnam ("Class B Common Stock") and options to acquire the Class B Common Stock. Such awards or options generally vest over a four year period. Holders of Putnam Class B shares are not entitled to vote and have no rights to convert their shares into any other securities of Putnam. However, in the event of certain change in control events, Class B shares will be converted into Class A common stock on a share for share basis. Awards of restricted stock and/or options may be made under the Equity Plan with respect to a maximum of 12,000,000 shares of Class B Common Stock which represent approximately 12% of the outstanding shares on a fully diluted basis. Putnam made initial awards pursuant to the Equity Plan with respect to approximately 4,000,000 shares of Class B Common Stock, including 2,000,000 shares of restricted stock and 2,000,000 shares subject to options. The Company recorded compensation expense of $82.9 million in 1997 related to the restricted stock grants. There were approximately 8,000,000 shares available for grant related to the Equity Plan at December 31, 1997.

Pursuant to an executive compensation agreement, Putnam awarded 300,000 restricted stock units and 325,000 options related to Class B Shares to a key executive of Putnam. The Company recorded compensation expense of $14.4 million in 1997 related to the restricted stock unit grants.

The fair value of each option grant included in the pro forma net income is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 5%; expected volatility of 26.4%; risk-free interest rate of 6.1%; and an expected life of five years. The compensation cost as generated by the Black-Scholes model, may not be indicative of the future benefit, if any, that may be received by the option holder. The weighted average fair value of each Class B option in 1997 was $8.30.

Stock Purchase Plans: In May 1994, the Company's stockholders approved an employee stock purchase plan (the "1994 Plan") to replace the 1990 Employee Stock Purchase Plan which terminated on September 30, 1994 following its fourth annual offering. Under these plans, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at prices not less than 85% of the lesser of the fair market value of the stock at the beginning or end of any offering period. Under the 1994 Plan, no more than 8,000,000 shares of the Company's common stock plus the remaining unissued shares in the 1990 Plan may be sold. Employees purchased 1,237,000, 1,306,000 and 1,364,000 shares in 1997, 1996 and 1995, respectively. At December 31, 1997, 4,955,000 shares were available for issuance under the 1994 Plan. During 1995, the Company's Board of Directors approved the Marsh & McLennan Companies Stock Purchase Plan for International Employees (the "International Plan") which is similar to the 1994 Plan. Under the International Plan, no more than 1,000,000 shares of the Company's common stock may be sold. Employees purchased 141,000 shares during 1997, and at December 31, 1997, 849,000 shares were available for issuance under the International Plan. The fair value of each employee purchase right granted under these Stock Purchase Plans is included in the pro forma net income for 1997, 1996 and 1995 and was estimated using the Black-Scholes model with the following assumptions: dividend yield of 3.0% for 1997 and 3.5% for 1996 and 1995; expected life of one year; expected volatility of 17.5% for 1997 and 14% for 1996 and 1995; and risk-free interest rate of 5.5% for 1997 and 5.6% for 1996 and 1995. The weighted average fair value of each purchase right granted in 1997, 1996 and 1995 was $16.44, $9.57 and $8.77, respectively. Beginning in 1998, these plans will include employees who were formerly associated with J&H.


7.  Long-term Obligations

The Company leases office facilities, equipment and automobiles under noncancelable operating leases. These leases expire on varying dates; in some instances contain renewal and expansion options; do not restrict the payment of dividends or the incurrence of debt or additional lease obligations; and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 94% of the Company's lease obligations are for the use of office space.

    The accompanying Consolidated Statements of Income include net rental costs of $265.2 million, $217.3 million and $218.1 million for 1997, 1996 and 1995, respectively, after deducting rentals from subleases ($7.4 million in 1997, $8.4 million in 1996 and $9.1 million in 1995).

    At December 31, 1997, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

-----------------------------------------------------------------------------------------------

                                             Gross               Rentals                   Net
For the Years Ending December 31,           Rental                  from                Rental
(In millions of dollars)               Commitments             Subleases           Commitments
-----------------------------------------------------------------------------------------------

1998                                      $  202.4                $  5.7              $  196.7
1999                                         177.0                   4.0                 173.0
2000                                         149.5                   2.8                 146.7
2001                                         118.4                   2.4                 116.0
2002                                          90.8                   1.9                  88.9
Subsequent years                             371.5                   5.0                 366.5
                                        ----------               -------            ----------
                                          $1,109.6                 $21.8              $1,087.8
                                        ==========               =======            ==========

-----------------------------------------------------------------------------------------------


The Company has entered into agreements with various service companies to outsource certain information systems activities and responsibilities which previously were performed by the Company. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed with all future payments subject to increases for inflation. At December 31, 1997, the aggregate fixed future minimum commitments under these agreements are as follows:

-----------------------------------------------------------------

                                            Future
For the Years Ending December 31,          Minimum
(In millions of dollars)               Commitments
-----------------------------------------------------------------


1998                                         $24.8
1999                                          13.7
2000                                           9.4
2001                                           9.0
2002                                           9.0
Subsequent years                              12.5
                                             -----
                                             $78.4
                                             =====

-----------------------------------------------------------------


8.  Short-term Debt


The Company's outstanding short-term debt is as follows:


---------------------------------------------------------------------------


December 31, 1997 and 1996
(In millions of dollars)
                                            1997                    1996
---------------------------------------------------------------------------


Commercial paper                           $229.3                  $387.6
Current portion of long-term debt             7.4                     4.8
                                           ------                  ------
                                           $236.7                  $392.4
                                           ======                  ======

---------------------------------------------------------------------------


The weighted average interest rates on outstanding commercial paper borrowings at December 31, 1997 and 1996 are 6.1% and 5.9%, respectively.

During 1997, the Company executed a new revolving credit facility with several banks to support its commercial paper borrowings and to fund other general corporate requirements. This facility, which expires June 2002, provides that the Company may borrow up to $1.2 billion at market rates of interest which may vary depending upon the level of borrowings and the Company's credit ratings. Commitment fees of 7 basis points are payable on any unused portion. The facility requires the Company to maintain consolidated net worth of at least $1.7 billion and contains other restrictions relating to consolidations, mergers and the sale or pledging of assets.

The Company maintains credit facilities with various banks, primarily related to operations located outside the United States, aggregating $241.7 million at December 31, 1997. The Company has borrowed $184.2 million under these facilities and has included these borrowings in Long-term
Debt.


9.  Long-term Debt

The Company's outstanding long-term debt is as follows:

-------------------------------------------------------------------------


December 31, 1997 and 1996
(In millions of dollars)                          1997            1996
-------------------------------------------------------------------------


Revolving credit facility                    $   708.4          $250.0
Bank borrowings                                  184.2               -
Notes payable - due 2012                         111.4               -
Mortgage - 9.8% due 2009                         200.0           200.0
Mortgage - due 2012                               19.3               -
Mortgage - 7.25% due 1999                          4.2             4.2
Other                                             19.7             8.8
                                              --------          ------
                                               1,247.2           463.0
Less current portion                               7.4             4.8
                                              --------          ------
                                              $1,239.8          $458.2
                                              ========          ======

-------------------------------------------------------------------------


Outstanding borrowings under the revolving credit facility at December 31, 1997 amounted to $708.4 million. This facility expires in June 2002. Borrowings under the Company's revolving credit facilities in 1997 and 1996 have been classified as long-term debt based on the Company's intent and ability to maintain or refinance these obligations on a long-term basis. The weighted average interest rate associated with these borrowings was 6.0% and 5.9% at December 31, 1997 and 1996, respectively.

Bank borrowings of $184.2 million at December 31, 1997 have been classified as long-term debt based on the Company's intent and ability to maintain or refinance these obligations on a long-term basis. The weighted average interest rate associated with these borrowings was 3.8%.

The Company has a fixed rate non-recourse mortgage note agreement due in 2009 amounting to $200 million, bearing an interest rate of 9.8%, in connection with its 56% interest in its worldwide headquarters building. In the event the mortgage is foreclosed following a default, the Company would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or, starting in 1999, at fair market value if greater.

The Company has an interest rate swap which was entered into as part of the acquisition and renovation of the Company's worldwide headquarters which fixes the interest rate at approximately 9.5% on $100 million of variable rate borrowings until February 1999. The weighted average interest rate received on this swap at December 31, 1997, 1996 and 1995 was 5.8%, 5.7% and 6.1%, respectively. The difference between the fixed rate and the weighted average rate is included in interest expense in the Consolidated Statements of Income.

The Company, in conjunction with the J&H transaction, assumed a mortgage obligation to finance a condominium interest in office space located in New York City. The outstanding balance of this debt was $19.3 million at December 31, 1997. The rate on this debt, which is determined periodically at a margin of 1/2 of 1% above the LIBOR rate, was 5.8% at December 31, 1997.

In conjunction with the J&H transaction, the Company assumed a note related to an arrangement whereby a third party is obligated to pay rent, on the Company's behalf, under a noncancelable long-term lease obligation for office space it no longer occupies. The outstanding balance of this note at December 31, 1997 is $111.4 million. Interest on $88.5 million of this debt is fixed at 8.62% while the rate on the remaining balance, which is determined periodically at a margin of 1/2 of 1% above the LIBOR rate, was 5.8% at December 31, 1997. The variable interest rate on the remaining $22.9 million, along with the variable rate on the $19.3 million mortgage has been fixed at 5.8% through a $42.2 million interest rate swap expiring in January 2005.

Scheduled repayments of long-term debt, in 1998 and in the four succeeding years are $7.4 million, $20.5 million, $6.7 million, $4.6 million and $896.9 million, respectively.


10.  Financial Instruments

The estimated fair value of the Company's significant financial instruments is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

Cash and Cash Equivalents: The estimated fair value of the Company's cash and cash equivalents approximates their carrying value.

Long-term Investments: The Company has certain long-term investments, for which there are no readily available market prices, amounting to $72.8 million and $53.9 million at December 31, 1997 and 1996, respectively, which are carried on a cost basis. Based on present information, the Company believes that the cost of these investments approximates their fair value.

Short-term and Long-term Debt: The fair value of the Company's short-term debt, which consists primarily of commercial paper borrowings, approximates its carrying value. The estimated fair value of the Company's mortgage debt related to its worldwide headquarters building is approximately $254 million and $240 million at December 31, 1997 and 1996, respectively, while the estimated fair value of the fixed rate portion of the notes payable is approximately $108 million at December 31, 1997. These estimated fair values are based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimated fair value of borrowings under the revolving credit facility approximates the carrying value.

Interest rate swaps: Historically, the Company has managed its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance the Company's asset base. At December 31, 1997 the Company had two interest rate swap agreements with a total notional amount of $142.2 million expiring in 1999 and 2005 which were entered into in order to convert variable rate borrowings into fixed rate borrowings. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contracts are major financial institutions. Management believes that risk of loss is remote and in any event would be immaterial.

The fair value of these interest rate swaps are the estimated amounts that the Company would pay to terminate the agreements at the reporting date, taking into account the current interest rate environment. Such agreements were estimated as a liability of approximately $5 million and $8 million at December 31, 1997 and 1996, respectively. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue.

Unrealized Securities Holding Gains: The Company has classified as available for sale primarily equity securities having an aggregate fair value of $647.4 million and $519.4 million at December 31, 1997 and 1996, respectively. Gross unrealized gains, amounting to $475.5 million and $341.1 million at December 31, 1997 and 1996, respectively, have been excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes.

Proceeds from the sale of available for sale securities for the years ended December 31, 1997, 1996 and 1995 were $68.7 million, $28.3 million and $53.7 million, respectively. Gross realized gains on available for sale securities sold during 1997, 1996 and 1995 amounted to $36.3 million, $17.5 million and $23.2 million, respectively. The cost of securities sold is determined using the average cost method for equity securities.

A portion of insurance fiduciary funds which the Company holds to satisfy fiduciary obligations are invested in high quality debt securities which are generally held to maturity. The difference between cost and fair value of these investments is not material.


11.  Special Charges

During 1997, the Company recorded special charges totaling $243.8 million. These charges include $167.5 million of merger costs predominantly related to the combination with J&H, a charge of $61.3 million related to London real estate, and $15.0 million for the disposal of certain EDP assets, which were written-off in 1997. The merger costs are discussed in detail in
Note 3. The $61.3 million charge for London real estate includes $34.7 million associated with a plan to demolish a company owned building and $26.6 million of lease abandonment costs (net of anticipated sublease income) relating to vacating several leased locations. Payments and write-offs associated with this reserve are expected to begin in 1998 and continue for several years. The net impact of the special charges on diluted net income per share was $.94 for the year. (See Note 16).

During 1996, the Company completed the sale of Frizzell for approximately $290 million which resulted in a $33.2 million pretax gain. In addition, pretax charges aggregating $92.6 million were also recorded. The net impact of these special charges and the 1996 tax adjustment discussed in Note 4 increased diluted net income per share by $.02 for the year. These charges included a provision of $33.5 million primarily for London real estate representing lease abandonment costs for certain leased locations (net of anticipated sublease income); $27.1 million primarily for severance and related benefits associated with the planned reduction of over 600 employees relating to restructuring certain elements of the Company's insurance and reinsurance back office operations in London and several office closings; $16.5 million for goodwill write-offs; and $15.5 million related to the Lloyd's Reconstruction and Renewal Plan. Certain costs, primarily future rent under noncancellable leases (net of anticipated sublease income), are expected to be paid out over several years.

The utilization of the 1996 special charges is summarized as follows:

-----------------------------------------------------------------------------------------------


                                       Initial     Non-Cash      Payments         December 31,
                                       Balance      Charges          Made                 1997
-----------------------------------------------------------------------------------------------


Real estate consolidations               $33.5       $ (7.9)       $ (0.4)               $25.2
Staff reductions and office closings      27.1            -         (11.9)                15.2
Goodwill write-offs                       16.5        (16.5)            -                    -
Lloyds R&R Plan                           15.5            -          (7.7)                 7.8
                                         -----       ------        ------                -----
                                         $92.6       $(24.4)       $(20.0)               $48.2
                                         =====       ======        ======                =====

-----------------------------------------------------------------------------------------------


The London real estate and staff reduction plans were expected to commence in 1997 and continue through 1998; however, execution of these plans was delayed as a result of the J&H acquisition. The Company is still committed to carrying out these plans and in the fall of 1997, it leased space in the East India Dock section of London to begin the consolidation of its back office operations.


12.  Common Stock

On May 21, 1997, the Board of Directors approved a two-for-one stock split of the Company's common stock in the form of a 100% stock distribution which was issued on June 27, 1997. All references to per share amounts have been restated for this stock distribution.


13.  Stockholder Rights Plan

On September 18, 1997, the Company's Board of Directors approved the extension of the benefits afforded by the Company's existing rights plan by adopting a new stockholder rights plan. Under the new plan, Rights to purchase stock, at a rate of one Right for each common share held, were distributed to shareholders of record on September 29, 1997 and automatically attach to shares acquired thereafter. Under the plan, the Rights generally become exercisable after a person or group (i) acquires 15% or more of the Company's outstanding common stock or (ii) commences a tender offer that would result in such a person or group owning 15% or more of the Company's common stock. When the Rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one two-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $260. Alternatively, if any person acquires 15% or more of the Company's common stock except pursuant to an offer for all shares at a price which is fair and not inadequate or if a 15% holder acquires the Company by means of a reverse merger in which the Company and its stock survive, each Right not owned by a 15% or more shareholder would become exercisable for common stock of the Company (or in certain circumstances, other consideration) having a market value equal to twice the exercise price of the Right. The Rights expire on September 29, 2007, except as otherwise provided in the plan.


14.  Claims, Lawsuits and Other Contingencies

The Company and its subsidiaries are subject to various claims and lawsuits consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant.

On November 24, 1997, an action captioned "Aiena et al. vs. Olsen et al." was brought in the United States District Court for the Southern District of New York by certain former directors of J&H, which was acquired by the Company in March 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and the Company. The action essentially challenges the allocation of the consideration paid in connection with the Company's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The Complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages.

On the basis of present information, available insurance coverage and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims and lawsuits will not have a material adverse effect on the Company's consolidated results of operations or its consolidated financial position.


15. Segmentation of Activity by Type of Service and Geographic Area of Operation

The Company, a professional services firm, operates in three principal business segments: risk and insurance services, investment management and consulting. Operating income for each type of service is after deductions for all directly related expenses and allocations of common expenses. General corporate expenses primarily are comprised of employee compensation and benefits and related occupancy costs for administrative personnel. General corporate assets primarily consist of cash and cash equivalents, deferred income tax assets and a portion of the Company's headquarters building.

     The following table presents information about the Company's operations by type of service and geographic area:


----------------------------------------------------------------------------------------------------------------

For the Three Years Ended December 31, 1997
(In millions of dollars)

                                                                            Depreciation &
                                            Operating     Identifiable       Amortization          Capital
                               Revenue       Income          Assets         of Fixed Assets      Expenditures
                               -------      ---------     ------------      ---------------      ------------
Type of Service:
1997- (a)
 Risk and Insurance
   Services                    $2,788.4       $271.3          $4,095.1          $ 80.8             $ 87.0
 Investment Management          1,882.4        462.8           1,755.8            36.9               80.7
 Consulting                     1,337.8        131.7             888.1            26.7               32.6
 General Corporate               -             (68.0)          1,173.0             4.3                1.8
                               --------       ------          --------          ------             ------
                               $6,008.6       $797.8          $7,912.0          $148.7             $202.1
                               ========       ======          ========          ======             ======

1996- (b)
 Risk and Insurance
   Services                    $1,907.3       $313.7          $1,926.8          $ 64.5             $ 66.7
 Investment
   Management                   1,337.5        337.8           1,457.6            27.4               52.4
 Consulting                     1,159.2        110.9             679.6            22.6               32.7
 General Corporate                     -       (47.1)            481.2             4.0                5.5
                                --------      ------          --------          ------             ------
                               $4,404.0       $715.3          $4,545.2          $118.5             $157.3
                               ========       ======          ========          ======             ======

1995-
 Risk and Insurance
   Services                    $1,963.9       $389.2          $2,193.6          $ 65.6             $ 77.2
 Investment
   Management                     917.0        243.5             997.9            21.5               29.4
 Consulting                     1,056.4        108.7             638.4            20.4               25.7
 General Corporate                    -        (46.5)            499.6             3.9                4.6
                               --------       ------          --------          ------             ------
                               $3,937.3       $694.9          $4,329.5          $111.4             $136.9
                               ========       ======          ========          ======             ======


Geographic Area:
1997- (a)
 United States                 $4,316.3       $672.0          $5,160.4
 Europe                         1,221.1        114.4           1,238.7
 Canada                           214.3         28.5             120.7
 Pacific Rim and Other            256.9         50.9             219.2
 General Corporate                    -        (68.0)          1,173.0
                               --------       ------          --------
                               $6,008.6       $797.8          $7,912.0
                               ========       ======          ========

1996- (b)
 United States                 $3,064.2       $566.3          $2,863.6
 Europe                           967.1        136.9             951.6
 Canada                           198.0         42.5             111.8
 Pacific Rim and Other            174.7         16.7             137.0
 General Corporate                    -        (47.1)            481.2
                               --------       ------          --------
                               $4,404.0       $715.3          $4,545.2
                               ========       ======          ========

1995-
 United States                 $2,565.4       $494.1          $2,195.9
 Europe                         1,028.2        189.7           1,413.6
 Canada                           184.3         37.4             107.1
 Pacific Rim and Other            159.4         20.2             113.3
 General Corporate                    -        (46.5)            499.6
                               --------       ------          --------

                               $3,937.3       $694.9          $4,329.5
                               ========       ======          ========


(a) The 1997 special charges included in operating income are allocated by type of service and geographic area as follows: $224.3 million for Risk and Insurance Services, $16.7 million for Consulting and $2.8 million for General Corporate; $116.6 million for U.S., $106.5 million for Europe, $15.6 million for Canada, $2.3 million for Pacific Rim and Other and $2.8 million for General Corporate.

(b) The 1996 net special charges included in operating income are allocated by type of service and geographic area as follows: $49.4 million for Risk and Insurance Services, $8.5 million for Consulting and $1.5 million for General Corporate; $29.6 million for U.S., $26.3 million for Europe, $2.0 million for Pacific Rim and Other and $1.5 million for General Corporate.


16. Restatement Of 1997 Financial Statements

Subsequent to the issuance of the Company's 1997 consolidated financial statements, management determined that certain costs which were accrued in connection with the 1997 acquisition of Johnson & Higgins and certain London real estate consolidations should be expensed as incurred. Consequently, the 1997 results of operations presented herein have been restated to reflect a $53 million reduction in the special charges originally reported. The effect of this restatement was to increase 1997 net income and retained earnings by $34.8 million and to increase basic net income per share and diluted net income per share by $.21 per share. The following table summarizes the effect of the restatement on previously reported financial information:

                                            Year Ended December 31, 1997
                                            -----------------------------------
                                            As Previously
(In millions, except per share figures)     Reported                As Restated
---------------------------------------     -----------------------------------

Consolidated Statement of Income:
---------------------------------
Operating expenses                          $5,263.8              $5,210.8
Operating income                            $  744.8              $  797.8
Income before income taxes                  $  662.4              $  715.4
Income taxes                                $  263.0              $  281.2
Net income                                  $  399.4              $  434.2
Basic net income per share                     $2.45                 $2.66
Diluted net income per share                   $2.39                 $2.60

                                            December 31, 1997
                                            ----------------------------------
                                            As Previously
(In millions)                               Reported                As Restated
                                            -----------------------------------

Consolidated Balance Sheet:
---------------------------
Assets
------
Deferred tax assets - current               $  168.1              $  165.9
Total current assets                        $2,568.9              $2,566.7
Total assets                                $7,914.2              $7,912.0

Liabilities and Stockholders' Equity
------------------------------------
Accounts payable and accrued liabilities    $1,275.9              $1,222.9
Accrued income taxes                        $  217.9              $  233.9
Total current liabilities                   $2,379.4              $2,342.4

Retained earnings                           $1,975.4              $2,010.2
Total stockholders' equity                  $3,198.8              $3,233.6
Total liabilities and stockholders' equity  $7,914.2              $7,912.0


REPORT OF MANAGEMENT


The management of Marsh & McLennan Companies, Inc. has prepared and is responsible for the accompanying financial statements and other related financial information contained in this annual report. The Company's financial statements were prepared in accordance with generally accepted accounting principles, applying certain estimates and informed judgments as required. Deloitte & Touche LLP, independent auditors, have audited the financial statements and have issued their report thereon.

    The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that assets are safeguarded and that proper financial records are maintained. Key elements of the Company's internal controls include securing the services of qualified personnel and proper segregation of duties. Internal auditors monitor the control system by examining financial reports, by testing the accuracy of transactions, and by otherwise obtaining assurance that the system is operating in accordance with the Company's objectives.

    The Audit Committee of the Board of Directors is composed entirely of outside directors and is responsible for recommending to the Board the independent auditors to be engaged to audit the Company's financial statements, subject to stockholder ratification. In addition, the Audit Committee meets periodically with internal auditors and the independent auditors, both with and without management, to discuss the Company's internal accounting controls, financial reporting and other related matters. The internal auditors and independent auditors have full and unrestricted access to the Audit Committee.




Frank J. Borelli
Senior Vice President and
Chief Financial Officer
March 6, 1998


                           REPORT OF INDEPENDENT
                                  AUDITORS


The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 16, the accompanying 1997 consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP
New York, New York
March 6, 1998, except for Note 16, as to which the date is March 19, 1999.


Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------


(In millions of dollars, except per share figures)

                                              Net       Net Income(Loss) Per Share(a)(b)   Dividends      Stock
                                Operating    Income     --------------------------------   Paid Per       Price Range
                      Revenue   Income(a)    (Loss)(a)        Basic       Diluted          Share          High-Low
----------------------------------------------------------------------------------------------------------------------

1997:
First quarter        $1,295.2     $277.3       $164.4         $1.13       $1.10            $ .45        $64.81 - 51.31
Second quarter        1,539.5      261.6        145.0           .87         .85              .45        $75.25 - 56.56
Third quarter         1,548.4      248.9        140.0           .83         .81              .50        $79.75 - 68.25
Fourth quarter        1,625.5       10.0        (15.2)         (.08)       (.08)             .50        $80.00 - 66.00
                     --------     ------       ------         -----       -----            -----
                     $6,008.6     $797.8       $434.2         $2.66       $2.60            $1.90        $80.00 - 51.31
                     ========     ======       ======         =====       =====            =====


1996:
First quarter        $1,122.6     $242.5       $143.1         $ .98       $ .97            $ .40        $50.81 - 42.13
Second quarter        1,097.9      193.3        115.2           .79         .78              .40        $48.81 - 44.50
Third quarter         1,057.0      174.2        102.6           .72         .70              .40        $49.50 - 44.00
Fourth quarter        1,126.5      105.3         98.4           .68         .67              .45        $57.44 - 47.75
                     --------     ------       ------         -----       -----            -----
                     $4,404.0     $715.3       $459.3         $3.17       $3.12            $1.65        $57.44 - 42.13
                     ========     ======       ======         =====       =====            =====


1995:
First quarter        $  994.7     $213.6       $124.8         $ .85       $ .85            $ .36        $42.50 - 38.13
Second quarter          974.5      174.9        101.8           .70         .69              .36        $42.00 - 38.06
Third quarter           963.9      158.4         91.3           .63         .62              .36        $44.69 - 38.31
Fourth quarter        1,004.2      148.0         85.0           .58         .57              .40        $45.06 - 40.25
                     --------     ------       ------         -----       -----            -----
                     $3,937.3     $694.9       $402.9         $2.76       $2.73            $1.48        $45.06 - 38.06
                     ========     ======       ======         =====       =====            =====

----------------------------------------------------------------------------------------------------------------------


(a) The fourth quarter and full year amounts have been restated (Refer to Note 16).

(b) Net income per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per share amounts exceeds the total for the year in 1997.

The Company's common stock (ticker symbol:MMC) is traded on the New York, Chicago, Pacific and London stock exchanges. As of February 28, 1998, there were 20,483 stockholders of record.


                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securtities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, in the State of New York on March 24, 1999.

                                   MARSH & MCLENNAN COMPANIES, INC.

                                   By   /s/ A.J.C. Smith
                                       --------------------------------
                                       Name:  A.J.C. Smith
                                       Title:  Chairman & Chief Executive
                                               Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date
---------                 -----                                  ----

/s/ A.J.C. Smith      Chairman & Chief Executive Officer
A.J.C. Smith          (Principal Executive Officer)          March 24, 1999


/s/ Frank J. Borelli   Senior Vice President
Frank J. Borelli       & Chief Financial Officer
                       (Principal Financial Officer)         March 24, 1999


/s/ Douglas C. Davis   Vice President and Controller
Douglas C. Davis       (Principal Accounting Officer)        March 24, 1999


      *
Norman Barham          Director                              March 24, 1999


      *
Lewis W. Bernard       Director                              March 24, 1999


      *
Peter Coster           Director                              March 24, 1999


      *
Robert F. Erburu       Director                              March 24, 1999


      *
Jeffrey W. Greenberg   Director                              March 24, 1999


      *
Ray J. Groves          Director                              March 24, 1999


      *
Stephen R. Hardis      Director                              March 24, 1999


      *
Gwendolyn S. King      Director                              March 24, 1999


      *
The Rt. Hon.           Director                              March 24, 1999
Lord Lang of Monkton


      *
Lawrence J. Lasser     Director                              March 24, 1999


      *
David A. Olsen         Director                              March 24, 1999


      *
John D. Ong            Director                              March 24, 1999


      *
George Putnam          Director                              March 24, 1999


      *
Adele Smith Simmons    Director                              March 24, 1999


      *
John T. Sinnott        Director                              March 24, 1999


      *
Frank J. Tasco         Director                              March 24, 1999


      *
Saxon Riley            Director                              March 24, 1999


      *
W. R. P. White-Cooper  Director                              March 24, 1999


        * Gregory F. Van Gundy, by signing his name hereto, does hereby execute this Registration Statement on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Registration Statement.


                                    By:   /s/ Gregory C. Davis
                                       -----------------------
                                        Gregory F. Van Gundy
                                        Attorney-in-fact


                               Exhibit Index



Exhibit Number                      Description

23                                  Consent of Deloitte and Touche LLP.

27                                  Financial Data Schedule for the
                                    fiscal year ended December 31, 1997.