Form 10-K
period 1998-12-31
MARSH & MCLENNAN COMPANIES INC
filed 1999-03-31
CIK 62709

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        MARSH & MCLENNAN COMPANIES, INC.

                          1166 AVENUE OF THE AMERICAS
                         NEW YORK, NEW YORK 10036-2774
                                 (212) 345-5000

                         COMMISSION FILE NUMBER 1-5998
                        STATE OF INCORPORATION: DELAWARE
                 I.R.S. EMPLOYER IDENTIFICATION NO. 36-2668272

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
---------------------------------------  ---------------------------------------
    Common Stock                         New York Stock Exchange
       (par value $1.00 per share)       Chicago Stock Exchange
    Preferred Stock Purchase Rights      Pacific Exchange
                                         London Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,772,000,000.

    As of February 26, 1999, there were outstanding 257,382,716 shares of common stock, par value $1.00 per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)

                                                                            Parts I, II and
Annual Report to Stockholders for the year ended December 31, 1998........  IV

Notice of Annual Meeting of Stockholders and Proxy Statement dated
  March 29, 1999..........................................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MARSH & MCLENNAN COMPANIES, INC.

                            ------------------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                            ------------------------

                                     PART I

ITEM 1. BUSINESS.

    Marsh & McLennan Companies, Inc. ("MMC"), a professional services organization with origins dating from 1871 in the United States, is a holding company which, through its subsidiaries and affiliates, provides clients with analysis, advice and transactional capabilities in the fields of risk and insurance services, investment management and consulting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 35 of the Annual Report to Stockholders for the year ended December 31, 1998 (the "1998 Annual Report"), which is incorporated herein by reference, for a discussion of MMC's revenues and operating income by industry segment for each of the last three fiscal years.

    On September 4, 1998, MMC commenced a cash tender offer to acquire all of the capital stock of Sedgwick Group plc ("Sedgwick") for a total cash consideration of approximately $2.2 billion. The offer was declared unconditional on November 3, 1998 and the compulsory acquisition of all previously untendered Sedgwick shares was completed in February 1999. Sedgwick, through its subsidiaries and affiliates, was one of the world's leading insurance, reinsurance and consulting groups. It is anticipated that during 1999 the risk and insurance services business of Sedgwick will be combined with J&H Marsh & McLennan and the employee benefits consulting business of Sedgwick Noble Lowndes will be combined with that of William M. Mercer Companies LLC.

    RISK AND INSURANCE SERVICES. MMC's risk and insurance services are provided by its subsidiaries and their affiliates on a worldwide basis, as broker, agent or consultant for insureds, insurance underwriters and other brokers. These services are provided by Marsh Inc. through its subsidiaries and affiliates which include J&H Marsh & McLennan, Inc. and Sedgwick, each providing risk management and insurance broking services, Guy Carpenter & Company, Inc., a reinsurance intermediary, and Seabury & Smith, Inc., an insurance program manager. In addition, Marsh & McLennan Capital, Inc. provides services principally in connection with originating, structuring and managing insurance and related industry investments.

    MARSH INC. Marsh Inc., formed in connection with the planned integration of J&H Marsh & McLennan, Inc. and Sedgwick, is a world leader in providing risk management and insurance broking services. These services, carried on throughout the world, are provided for a predominantly corporate clientele located in more than 100 countries, primarily in North and South America, Europe and Asia Pacific. Client companies are engaged in a broad range of commercial activities, including general industries, financial and professional services, aviation, marine, energy, construction, land transportation, healthcare and utility concerns. Clients also include professional, institutional and public entities and individuals.

    Such risk management and insurance broking services relate to various types of property and liability loss exposures, including large and complex risks that require access to world insurance markets. Services provided to clients include insurance broking and risk transfer activities and professional counseling services on risk management issues, including risk analysis, coverage requirements, self-insurance (in which the insured retains a portion of its insurance risks), and alternative insurance and risk financing methods, as well as claims collection, injury management, loss prevention and other insurance related services. Services also include organization and administrative services for special purpose insurance companies and other risk assumption alternatives. Insurance placement services include the placement of insurance coverages with insurers worldwide, sometimes involving other intermediaries. Correspondent relationships are maintained with unaffiliated firms in certain countries.

    Reinsurance broking services are provided to insurance and reinsurance risk takers worldwide, principally by Guy Carpenter & Company, Inc. and its subsidiaries and affiliates, from offices principally in North America and Europe. Such services primarily involve acting as an intermediary for insurance and reinsurance organizations on all classes of reinsurance, including specialty lines such as professional liability, medical malpractice, accident, life and health. The intermediary assists the insurer by providing advice, placing reinsurance coverage with reinsurance organizations located around the world, placing risk-transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis and catastrophe modeling. Claims services are often performed for policies placed a number of years ago. The insurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Intermediary services are also provided to reinsurance companies, which may also seek reinsurance on the risks they have reinsured.

    Seabury & Smith, Inc. and its subsidiaries and affiliates provide insurance program management services (including the design, placement and administration of life, health, accident, disability, automobile, homeowners, professional liability and other insurance, and related products) primarily on a group marketing basis to individuals, businesses and their employees, and associations and other affinity groups (both sponsored and non-sponsored) and their members, principally in the United States and Canada. It provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages and wholesale broking services in the United States and the United Kingdom for a broad range of products.

    As part of the acquisition of Sedgwick, MMC acquired several insurance companies that were in run-off and a Lloyd's members' agency.

    MARSH & MCLENNAN CAPITAL, INC. Marsh & McLennan Capital, Inc. ("MMCAP") provides services in connection with originating, structuring and managing insurance and related industry investments. It is an advisor to The Trident Partnership L.P., an independent private investment partnership formed in 1993 to make private equity investments in the global insurance and reinsurance industry. MMCAP is also an advisor to Risk Capital Reinsurance Company, which was formed in 1995 to provide reinsurance, both on a stand-alone basis and as part of integrated capital solutions for insurance companies. MMCAP and its predecessor operations were instrumental in the formation of several substantial insurance and reinsurance entities, including A.C.E. Insurance Company, Ltd., X.L. Insurance Company, Ltd., and Risk Capital Reinsurance Company. MMCAP also advises its immediate parent company, Marsh & McLennan Risk Capital Holdings, Ltd., regarding the latter's ownership holdings in certain insurance and reinsurance entities and funds, primarily ones initiated by MMCAP. As a result of the foregoing activities, subsidiaries and affiliates of MMC may have direct or indirect investments in insurance and reinsurance companies, including entities at Lloyd's, which are considered for client placements by MMC's insurance and reinsurance brokerage businesses.

    COMPENSATION FOR SERVICES. The revenue attributable to MMC's risk and insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds; placement services revenues or contingent fees earned from insurers; and compensation for services provided in connection with the organization, structuring and management of insurance and related industry investments, including fees and dividends, as well as appreciation that has been realized on sales of holdings in such entities.

    Revenue generated by risk and insurance services is fundamentally derived from the value of the service provided to clients and insurance markets, and is affected by premium rate levels in the property and casualty insurance markets and available insurance capacity, because compensation is frequently related to the premiums paid by insureds. In many cases compensation may be negotiated in advance based upon the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients (including insurance companies that are clients in the reinsurance intermediary business) and the volume of business from new and existing clients, as well as by interest rates for fiduciary funds.

    Revenue and fees also may be received from originating, structuring and managing investments in insurers and related industry investments, and income and proceeds also may be derived from investments made by MMC. Placement services revenue and contingent fees includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the broker with that insurer, the aggregate commissions paid by the insurer for that business during specific periods, or the loss performance to the insurer of that business.

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

    The investment of fiduciary funds is governed by the applicable laws or regulations of insurance authorities of the states in the United States and in other jurisdictions in which MMC's subsidiaries do business. These laws and regulations typically limit the type of investments that may be made with such funds. The general amount of funds invested and interest rates vary from time to time.

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

    INVESTMENT MANAGEMENT SERVICES. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 1998, there were 113 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 16 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided to corporate profit sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

    Substantially all of Putnam's assets under management are derived from U.S. individuals and institutions. In recent years Putnam has been expanding its international client base on a selective basis through joint ventures and the development of products such as offshore funds. Many international markets are well developed with many established investment management firms. It may be difficult for Putnam to establish businesses whose profitability equals that of its business in the U.S. where it is one of the market leaders. Putnam seeks to manage the risks of international expansion by using joint ventures with established firms in selected countries and otherwise carefully choosing which markets to enter.

    Assets managed by Putnam, on which management fees are based, were approximately $294.4 billion and $235.1 billion as of December 31, 1998 and 1997, respectively. Mutual fund assets aggregated

$221.5 billion at December 31, 1998 and $182.0 billion at December 31, 1997. Assets under management at December 31, 1998 consisted of approximately 73% equity securities and 27% fixed income products, invested both domestically and globally.

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

    The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts which provide for a fee payable to the Putnam company that manages the account. The amount of the fee varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their "assignment", generally may be terminated by either party without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or MMC. The management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors.

    In recent years U.S. securities markets, especially equity markets, have risen substantially, in many cases to historical highs. This increase has contributed significantly to the assets under management and, accordingly, to increases in revenues. A substantial slowdown in the rise of markets or an actual decrease in general market levels will reduce revenue growth or, in some circumstances, could lead to a decline in revenue.

    PUTNAM FIDUCIARY TRUST COMPANY. A Putnam subsidiary, Putnam Fiduciary Trust Company, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. Putnam Fiduciary Trust Company receives compensation from the Putnam Funds for such services pursuant to written agreements which may be terminated by either party on 90 days' notice, and for providing custody services pursuant to written agreements which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided. In addition, Putnam Fiduciary Trust Company provides administrative and trustee (or custodian) services for employee benefit plans (in particular 401(k) plans), IRA's and other clients for which it receives compensation pursuant to service and trust or custodian contracts. In the case of employee benefit plans, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments.

    PUTNAM MUTUAL FUNDS CORP. Putnam Mutual Funds Corp., a Putnam subsidiary, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/ dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of the open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without the payment of additional sales charges.

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

    CONSULTING. Through Mercer Consulting Group, Inc., subsidiaries and affiliates of MMC, separately and in collaboration, provide consulting services to a predominantly corporate clientele from locations around the world, in the areas of human resources and employee benefit programs, including retirement, health care and compensation; and general management consulting, which comprises strategy, operations and marketing. Mercer Consulting Group, Inc. also provides economic consulting and analysis.

    William M. Mercer Companies LLC ("William M. Mercer"), through its subsidiaries and affiliates including Sedgwick Noble Lowndes, provides professional advice and services to corporate, government and institutional clients from offices in more than 30 countries and territories, primarily in North and South America, Western Europe, Asia, Australia and New Zealand. Consultants help organizations design, implement, administer and communicate retirement, compensation and other human resource programs, and provide other types of actuarial advice. In addition, William M. Mercer advises the management of health care providers on various business issues. Through its investment consultants, the firm assists trustees of pension funds and others in the selection of investment managers and investment strategies. William M. Mercer also advises investment managers on fund design and positioning. In certain locations outside the United States, William M. Mercer advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and provides related trustee services.

    Mercer Management Consulting, Inc. provides advice and assistance on issues of business strategy, primarily to large corporations in North America, Europe and Asia. Consultants help senior executives more fully understand the behavior of their customers, optimize the economics of their business, and structure their organizations, processes and systems to achieve their strategic goals. In addition, under the Lippincott & Margulies name, Mercer Management Consulting, Inc. advises leading corporations on issues relating to brand, corporate identity and image.

    National Economic Research Associates, Inc. ("NERA"), a firm of consulting economists, serves law firms, corporations, trade associations and governmental agencies, from offices in the United States, Australia, England and Spain. NERA provides research and analysis of economic and financial issues arising in litigation, regulation, public policy and management.

    The major component of Mercer Consulting Group's revenue is fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. A relatively small amount of revenue is derived from brokerage commissions in connection with a registered securities broker dealer.

    Revenue in the consulting business is fundamentally derived from the value of the advice and services provided to clients. It is affected by changes in clients' industries, including government regulation, as well as new products and services, the stage of the economic cycle and broad trends in employee demographics and in the management of large organizations.

    REGULATION. The activities of MMC are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, territories and possessions, as well as laws of other countries in which MMC's subsidiaries operate. These laws and regulations are primarily intended to benefit clients.

    MMC's three business segments depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. MMC therefore devotes significant effort toward maintaining its licenses and to ensuring compliance with a diverse and complex regulatory structure.

    In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures and fines. In some instances, MMC follows practices based on its interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that MMC may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise fined or penalized in a given jurisdiction.

    No assurances can be given that MMC's risk and insurance services, investment management or consulting activities can continue to be conducted in any given jurisdiction as in the past.

    RISK AND INSURANCE SERVICES. While the laws and regulations vary among jurisdictions, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of MMC's risk and insurance activities are governed by the rules of the Lloyd's insurance market in London and self-regulatory organizations in the United Kingdom and in other jurisdictions, as well as securities and futures licensing authorities. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if MMC has no licensed subsidiary, MMC may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

    INVESTMENT MANAGEMENT. Putnam's securities investment management activities are subject to regulation in the United States by the Securities and Exchange Commission, and other federal, state and self regulatory authorities, as well as in certain other countries in which it does business. Putnam's officers, directors and employees may from time to time own securities which are also held by the Putnam Funds or institutional accounts. Putnam's internal policies with respect to individual investments require prior clearance and reporting of transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

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

    CONSULTING. No licensing or other regulatory requirements are material to the consulting activities of MMC's subsidiaries in the aggregate nor apply to that activity in general; however, the subject matter of certain consulting services is subject to regulation. For example, employee benefit plans are subject to various governmental regulations, and services related to brokerage activities, trustee services, investment matters (including advice to individuals on the investment of personal pension assets) and the placing of individual and group insurance contracts subject MMC's subsidiaries to insurance, investment or securities regulations and licensing in various jurisdictions.

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

    RISK AND INSURANCE SERVICES. The insurance and reinsurance broking services business of MMC is believed to be among the largest of its type in the world.

    MMC encounters strong competition in the risk and insurance services business from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and in other countries and regions, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk-related services and products.

    Certain insureds and groups of insureds have established programs of self insurance (including captive insurance companies), as a supplement or alternative to third-party insurance, thereby reducing in some cases the need for insurance placements. There are also many other providers of insurance program management services, including many insurance companies, and many other organizations seeking to structure and manage investments in the insurance industry.

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

    William M. Mercer, Mercer Management Consulting and NERA compete with other privately held and publicly held worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms as well as consulting organizations affiliated with accounting firms, information systems providers, and financial services firms, some of which provide administrative or consulting services as an adjunct to other primary services.

    SEGMENTATION OF ACTIVITY BY TYPE OF SERVICE AND GEOGRAPHIC AREA OF OPERATION. Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements on pages 53 and 54 of the 1998 Annual Report. MMC's non-U.S. operations are subject to the customary risks involved in doing business in other countries, including currency fluctuations and exchange controls.

    EMPLOYEES. As of December 31, 1998, MMC and its consolidated subsidiaries employed about 54,300 people worldwide, of whom approximately 34,900 were employed by subsidiaries providing risk and insurance services, approximately 5,300 were employed by subsidiaries providing investment management services, approximately 13,700 were employed by subsidiaries providing consulting services, and approximately 400 were employed by MMC.

    INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. This report and MMC's financial statements and other documents incorporated herein by reference contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Johnson & Higgins and Sedgwick Group plc, year 2000 remediation and testing of computer systems, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, expert's reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward looking statements contained or incorporated herein include, in the case of MMC's risk and insurance services and consulting businesses, the failure to successfully integrate the business of Johnson & Higgins and Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from those transactions in the case of MMC's risk and insurance service business, changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of MMC's investment management business, changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, the failure of MMC and/or its significant business partners to be year 2000 compliant on a timely basis, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates. A description of certain of these factors is included elsewhere in this Annual Report and are incorporated herein by reference.

ITEM 2. PROPERTIES.

    MMC and four of its subsidiaries, as tenants in common, own a 56% condominium interest in a 44-story building in New York City which serves as their worldwide headquarters and have entered into a contract to purchase an additional six floors, subject to certain regulatory and other conditions. If there is a failure of any condition, seller has agreed to lease the space to MMC.

    The principal offices of MMC's risk and insurance services subsidiaries in the UK are located on the eastern side of the City of London in The Sedgwick Centre. This freehold building, owned by a subsidiary of MMC, comprises 360,000 square feet containing offices located around a central atrium, and ancillary facilities including a shopping mall.

    The remaining business activities of MMC and its subsidiaries are conducted principally in leased office space in cities throughout the world. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. From time to time, MMC may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

    On June 30, 1998, MMC sold a 37.58% condominium interest in a 40 story building in New York City, which it had acquired in the business combination with Johnson & Higgins.

ITEM 3. LEGAL PROCEEDINGS.

    MMC and its subsidiaries are subject to various claims and lawsuits consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these claims and lawsuits seek damages, including punitive damages, in amounts which could, if assessed, be significant.

    On November 24, 1997, an action captioned "AIENA, ET AL. V. OLSEN, ET AL." ("Aiena") was brought in the United States District Court for the Southern District of New York by certain former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in March 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and MMC. The action essentially challenges the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages. Two other former directors of J&H have commenced similar actions (SEMPIER V. OLSEN ET AL.; and CLEMENTS V. OLSEN ET AL.), which are also pending before the United States District Court for the Southern District of New York and are contemplated to be heard together with the Aiena action.

    In 1993, several years prior to the acquisition of J&H, the Equal Employment Opportunity Commission ("EEOC") commenced a lawsuit against J&H in the United States District Court for the Southern District of New York. The action alleges that a mandatory retirement policy for directors then in effect at J&H violated the federal Age Discrimination in Employment Act ("ADEA"). In 1995, the District Court ruled in the EEOC's favor that the J&H mandatory retirement policy violated the ADEA. The Court of

Appeals for the Second Circuit affirmed that ruling in 1996. The EEOC seeks to recover damages on behalf of certain former directors and a trial on the matter of damages, unless the action is resolved, may be held later in 1999. Pursuant to the Stock Purchase Agreement between MMC and J&H and the stockholders of J&H, MMC will bear one-half of all damages and expenses in this action.

    Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Settlements and related costs previously paid amount to $80 million of which $30 million is due from insurers. The contingent exposure of Sedgwick for pension redress and related costs as of Sedgwick's acquisition by MMC is estimated to be $220 million. Sedgwick had recorded $150 million of reserves and recognized approximately $70 million of insurance recoveries related to this exposure.

    Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $135 million. Approximately $100 million of this amount is expected to be recovered from insurers and accounting reserves have been provided for the remaining balance. Settlements and related costs previously paid total approximately $15 million.

    MMC's ultimate exposure from the United Kingdom's personal pension plan review, as presently calculated and including Sedgwick, is subject to a number of variable factors including, among others, equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the U.K. Pension Investment Authority for calculating compensation, and the precise scope, duration, and methodology of the review as required by that Authority.

    On the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits and proceedings will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR MMC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Market and dividend information regarding MMC's common stock on page 56 of the 1998 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data on page 57 of the 1998 Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information on pages 27 through 35 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Information under the heading "Market Risk" on pages 33 and 34 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements and the Report of Independent Auditors thereto on pages 36 through 55 of the 1998 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 56 of the 1998 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on page 18 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MMC.

    Information as to the directors of MMC is incorporated herein by reference to the material under the heading "Directors" in the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 29, 1999 (the "1999 Proxy Statement").

    The executive officers of MMC as of March 24, 1999 are Messrs. Barham, Borelli, Coster, Greenberg, Lasser, Sinnott, Smith and White-Cooper, with respect to whom information is incorporated herein by reference to the 1999 Proxy Statement, and:

        Francis N. Bonsignore, age 52, has been Senior Vice President--Human Resources & Administration of MMC since 1990. Immediately prior thereto, he was partner and National Director-- Human Resources for Price Waterhouse.

        Gregory F. Van Gundy, age 53, is Secretary and General Counsel of MMC. He joined MMC in 1974.

ITEM 11. EXECUTIVE COMPENSATION.

    Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative Total Stockholder Return" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information under the heading "Security Ownership" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information under the headings "Employment Agreements" and "Transactions with Management and Others; Other Information" in the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this report:

    1.     Consolidated Financial Statements (incorporated herein by reference to pages
           36 through 54 of the 1998 Annual Report):

               Consolidated Statements of Income for the three years ended December 31,
               1998

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated Statements of Cash Flows for the three years ended December
               31, 1998

               Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

           Supplemental Notes to Consolidated Financial Statements

           Report of Independent Auditors

           Other:

               Selected Quarterly Financial Data and Supplemental Information
               (Unaudited) for the three years ended December 31, 1998 (incorporated herein by reference to page 56 of the 1998 Annual Report)

               Five-Year Statistical Summary of Operations (incorporated herein by reference to page 57 of the 1998 Annual Report)

    2.     All required Financial Statement Schedules are included in the Consolidated
           Financial Statements, the Notes to Consolidated Financial Statements or the
           Supplemental Notes to Consolidated Financial Statements.

    3.     The following exhibits are filed as a part of this report:

   (3.1)   --the registrant's restated certificate of incorporation (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

   (3.2)   --the registrant's by-laws

  (10.1)   --Stock Purchase Agreement, dated as of March 12, 1997, by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins
             (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14, 1997)

  (10.2)   --First Amendment to the Stock Purchase Agreement, dated as of March 27,
             1997 by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's
             Current Report on Form 8-K dated April 7, 1997)

  (10.3)*  --Marsh & McLennan Companies, Inc. 1997 Senior Executive Incentive and Stock
             Award Plan (incorporated by reference to the registrant's Annual Report on
             Form 10-K for the year ended December 31, 1996)

  (10.4)*  --Marsh & McLennan Companies, Inc. Restricted Shares Voluntary Deferral
             Program for U.S. Employees (incorporated by reference to the registrant's
             Annual Report on Form 10-K for the year ended December 31, 1995)

  (10.5)*  --Marsh & McLennan Companies Stock Investment Supplemental Plan
             (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

  (10.6)*  --Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan
             dated June 16, 1997 (incorporated by reference to the registrant's Annual
             Report on Form 10-K for the year ended December 31, 1997)

  (10.7)*  --Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

  (10.8)*  --Putnam Investments, Inc. Executive Deferred Compensation Plan
             (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

  (10.9)*  --Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

 (10.10)*  --Marsh & McLennan Companies Senior Management Incentive Compensation Plan
             (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

 (10.11)*  --Marsh & McLennan Companies, Inc. U.S. Employee 1998 Cash Bonus Award
             Voluntary Deferral Plan

 (10.12)*  --Marsh & McLennan Companies, Inc. Canadian Employee 1998 Cash Bonus Award
             Voluntary Deferral Plan

 (10.13)*  --Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (as
             amended and restated 6/27/97) (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
             1997)

 (10.14)*  --Employment Agreement between Jeffrey W. Greenberg and Marsh & McLennan
             Capital, Inc. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

 (10.15)*  --Employment Agreement between Lawrence J. Lasser and Putnam Investments,
             Inc. effective as of December 31, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
             1997)

 (10.16)*  --Marsh & McLennan Capital, Inc. Long Term Incentive Plan

 (10.17)*  --Letter Agreement with respect to the Employment Agreement between Jeffrey
             W. Greenberg and Marsh & McLennan Capital, Inc. and related Guaranty of the registrant

  (13)     --Annual Report to Stockholders for the year ended December 31, 1998, to be deemed filed only with respect to those portions which are expressly incorporated by reference

  (21)     --list of subsidiaries of the registrant (as of 2/28/99)

  (23)     --consent of independent auditors

  (24)     --powers of attorney

  (27)     --Financial Data Schedule (filed with SEC for EDGAR purposes only)

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    (b) Two reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 1998. On November 12, 1998 and December 23, 1998, respectively, the registrant filed a report on Form 8-K (i) announcing that the tender offer to acquire all of the issued and unissued share capital of Sedgwick Group plc ("Sedgwick") was declared unconditional in all respects on November 3, 1998 and (ii) disclosing certain historical financial statements for Sedgwick and pro forma financial information for the registrant giving effect to the Sedgwick acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 31st day of March, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                MARSH & MCLENNAN COMPANIES, INC.

                                By                /s/ A.J.C. SMITH
                                     -----------------------------------------
                                                    A.J.C. Smith
                                               Chairman of the Board
                                            and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 31st day of March, 1999.

              /s/ A.J.C. SMITH                                     *
-------------------------------------------   -------------------------------------------
                A.J.C. Smith                                 Norman Barham
    Director, Chairman of the Board and                         Director
          Chief Executive Officer

            /s/ FRANK J. BORELLI                                   *
-------------------------------------------   -------------------------------------------
              Frank J. Borelli                              Lewis W. Bernard
         Senior Vice President and                              Director
     Chief Financial Officer, Director

            /s/ DOUGLAS C. DAVIS                                   *
-------------------------------------------   -------------------------------------------
              Douglas C. Davis                                Peter Coster
       Vice President and Controller                            Director
         (Chief Accounting Officer)

                     *                                             *
-------------------------------------------   -------------------------------------------
              Robert F. Erburu                               David A. Olsen
                  Director                                      Director

                     *                                             *
-------------------------------------------   -------------------------------------------
            Jeffrey W. Greenberg                              John D. Ong
                  Director                                      Director

                     *                                             *
-------------------------------------------   -------------------------------------------
               Ray J. Groves                                 George Putnam
                  Director                                      Director

                     *                                             *
-------------------------------------------   -------------------------------------------
             Stephen R. Hardis                                Saxon Riley
                  Director                                      Director

                     *                                             *
-------------------------------------------   -------------------------------------------
             Gwendolyn S. King                            Adele Smith Simmons
                  Director                                      Director

                     *                                             *
-------------------------------------------   -------------------------------------------
     The Rt. Hon. Lord Lang Of Monkton                      John T. Sinnott
                  Director                                      Director

                     *                                             *
-------------------------------------------   -------------------------------------------
             Lawrence J. Lasser                              Frank J. Tasco
                  Director                                      Director

                                                                   *
                                              -------------------------------------------
                                                          W.R.P. White-Cooper
                                                                Director

------------------------

* Gregory F. Van Gundy, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form 10-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.

                                /s/ GREGORY F. VAN GUNDY
                                ---------------------------------------------
                                GREGORY F. VAN GUNDY

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

    We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 5, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental notes to the consolidated financial statements (the "Supplemental Notes") listed in Item 14. These Supplemental Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Supplemental Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 5, 1999

               MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES

            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. INFORMATION CONCERNING MMC'S VALUATION ACCOUNTS FOLLOWS:

    An analysis of the allowance for doubtful accounts for the three years ended December 31, 1998 follows (in millions of dollars):

                                                                   1998        1997       1996
                                                                   -----     ---------  ---------
Balance at beginning of year..................................   $      53   $      43  $      54
Provision charged to operations...............................          19           8         10
Accounts written-off, net of recoveries.......................          (5)         (4)       (10)
Effect of exchange rate changes...............................           2          (1)         1
Other (A).....................................................          29           7        (12)
                                                                       ---         ---        ---
Balance at end of year........................................   $      98   $      53  $      43
                                                                       ---         ---        ---
                                                                       ---         ---        ---

------------------------

(A) Relates primarily to the acquisitions of Sedgwick and Johnson & Higgins in 1998 and 1997, respectively and the sale of Frizzell in 1996.

    An analysis of the valuation allowance for certain foreign deferred tax assets as of December 31, 1998, 1997 and 1996 follows (in millions of dollars):

                                                    1998     1997     1996
                                                    ----     -----   ------
Balance at beginning of year......................  --       $  27   $   25
Effect of exchange rate changes...................  --        --          2
Other.............................................  --         (27)(A)   --
                                                    ----     -----   ------
Balance at end of year............................  $--      $--     $   27(B)
                                                    ----     -----   ------
                                                    ----     -----   ------

------------------------

(A) Reflects the write-off of the underlying tax assets, since it was determined that MMC will not realize any future tax benefit.

(B) Included in other liabilities in the Consolidated Balance Sheets.

17. AN ANALYSIS OF INTANGIBLE ASSETS AT DECEMBER 31, 1998 AND 1997 FOLLOWS (IN MILLIONS OF DOLLARS):

                                                  1998          1997
                                               ----------     --------
Goodwill.....................................   $   4,965     $  2,509
Other intangible assets......................         141          105
                                               ----------     --------
  Subtotal...................................       5,106        2,614
Less--accumulated amortization...............        (280)        (197)
                                               ----------     --------
    Total....................................   $   4,826(A)  $  2,417
                                               ----------     --------
                                               ----------     --------

------------------------

(A) The increase from December 31, 1997 is primarily due to the acquisition of Sedgwick ($2.0 billion).

                                 EXHIBIT INDEX

   (3.1)   --the registrant's restated certificate of incorporation (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
             1997)

   (3.2)   --the registrant's by-laws

  (10.1)   --Stock Purchase Agreement, dated as of March 12, 1997, by and among the registrant,
             Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14, 1997)

  (10.2)   --First Amendment to the Stock Purchase Agreement, dated as of March 27, 1997 by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins
             (incorporated by reference to the registrant's Current Report on Form 8-K dated
             April 7, 1997)

  (10.3)*  --Marsh & McLennan Companies, Inc. 1997 Senior Executive Incentive and Stock Award
             Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

  (10.4)*  --Marsh & McLennan Companies, Inc. Restricted Shares Voluntary Deferral Program for
             U.S. Employees (incorporated by reference to the registrant's Annual Report on
             Form 10-K for the year ended December 31, 1995)

  (10.5)*  --Marsh & McLennan Companies Stock Investment Supplemental Plan(incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended
             December 31, 1994)

  (10.6)*  --Amendment to the Marsh & McLennan Companies Stock Investment Supplemental Plan
             dated June 16, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

  (10.7)*  --Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
             1996)

  (10.8)*  --Putnam Investments, Inc. Executive Deferred Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended
             December 31, 1994)

  (10.9)*  --Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
             1992)

 (10.10)*  --Marsh & McLennan Companies Senior Management Incentive Compensation Plan
             (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

 (10.11)*  --Marsh & McLennan Companies, Inc. U.S. Employee 1998 Cash Bonus Award Voluntary
             Deferral Plan

 (10.12)*  --Marsh & McLennan Companies, Inc. Canadian Employee 1998 Cash Bonus Award Voluntary
             Deferral Plan

 (10.13)*  --Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (as amended and restated 6/27/97) (incorporated by reference to the registrant's Annual Report on
             Form 10-K for the year ended December 31, 1997)

 (10.14)*  --Employment Agreement between Jeffrey W. Greenberg and Marsh & McLennan Capital
             Inc. and related Guaranty of the registrant (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

 (10.15)*  --Employment Agreement between Lawrence J. Lasser and Putnam Investments, Inc.
             effective as of December 31, 1997 (incorporated by reference to the registrant's
             Annual Report on Form 10-K for the year ended December 31, 1997)

 (10.16)*  --Marsh & McLennan Capital, Inc. Long Term Incentive Plan

 (10.17)*  --Letter Agreement with respect to the Employment Agreement between Jeffrey W.
             Greenberg and Marsh & McLennan Capital, Inc. and related Guaranty of the registrant

  (13)     --Annual Report to Stockholders for the year ended December 31, 1998, to be deemed filed only with respect to those portions which are expressly incorporated by reference

  (21)     --list of subsidiaries of the registrant (as of 2/28/99)

  (23)     --consent of independent auditors

  (24)     --powers of attorney

  (27)     --Financial Data Schedule (filed with SEC for EDGAR purposes only)

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.