Form 10-Q
period 1999-03-31
MARSH & MCLENNAN COMPANIES INC
filed 1999-05-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549





                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                      For quarter ended March 31, 1999



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

     As of April 30, 1999, there were outstanding 263,234,608 shares of common stock, par value $1.00 per share, of the registrant.



        INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


This report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Johnson & Higgins and Sedgwick Group plc, Year 2000 remediation and testing of computer systems, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries ("MMC"). Such forward- looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services and consulting businesses, the failure to successfully integrate the businesses of Johnson & Higgins and Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from those transactions; in the case of MMC's risk and insurance service business, changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of MMC's investment management business, changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, the failure of MMC and/or its significant business partners to be Year 2000 compliant on a timely basis, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.



                       PART I, FINANCIAL INFORMATION

                      MARSH & McLENNAN COMPANIES, INC.
                              AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In millions, except per share figures)
                                (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                             1999        1998

Revenue                                     $2,351      $1,776

Expense                                      1,832       1,372

Operating Income                               519         404

Interest Income                                  7           5

Interest Expense                               (60)        (28)

Income Before Income Taxes                     466         381

Income Taxes                                   187         150

Net Income                                  $  279      $  231

Basic Net Income Per Share (A)               $1.08        $.90

Diluted Net Income Per Share (A)             $1.03        $.87

Average Number of Shares
  Outstanding - Basic (A)                      258         257

Average Number of Shares
  Outstanding - Diluted (A)                    266         264

Dividends Declared (A)                        $.40        $.33


(A) Amounts in 1998 were restated to reflect the three-for-two stock split in the form of a stock distribution issued on June 26, 1998.

                      MARSH & McLENNAN COMPANIES, INC.
                              AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)




                                        (Unaudited)
                                         March 31,   December 31,
                                           1999          1998
ASSETS

Current assets:

Cash and cash equivalents                  $   590      $  610


Receivables-
  Commissions and fees                       1,706       1,584
  Advanced premiums and claims                 147         129
  Other receivables                            272         294
                                            ------      ------
                                             2,125       2,007

  Less-allowance for doubtful accounts         (90)        (98)
  Net receivables                            2,035       1,909
Prepaid dealer commissions -
 current portion                               314         315
Deferred tax assets                             73          76
Other current assets                           345         335

    Total current assets                     3,357       3,245

Long-term securities                           693         828

Fixed assets, net
(net of accumulated depreciation and
 amortization of $814 at March 31, 1999
 and $820 at December 31, 1998)              1,240       1,287

Intangible assets                            4,811       4,826

Prepaid dealer commissions                     804         799

Other assets                                   964         886
                                           -------     -------
                                           $11,869     $11,871



                      MARSH & McLENNAN COMPANIES, INC.
                              AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)


                                              (Unaudited)
                                               March 31,   December 31,
                                                 1999         1998
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term debt                                 $ 2,360      $2,234
Accounts payable and accrued liabilities          1,448       1,438
Accrued compensation and employee benefits          489         841
Accrued income taxes                                437         385
Dividends payable                                   106         104

  Total current liabilities                       4,840       5,002


Fiduciary liabilities                             3,820       3,257
Less - cash and investments held in
       a fiduciary capacity                      (3,820)     (3,257)

                                                      -           -

Long-term debt                                    1,564       1,590
Other liabilities                                 1,706       1,620

Commitments and contingencies                         -           -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                       -           -
Common stock, $1 par value, authorized
  400,000,000 shares, issued 259,536,307
  shares at March 31, 1999 and 258,867,125
  at December 31, 1998                              260         259
Additional paid-in capital                          910         889
Retained earnings                                 2,586       2,412
Accumulated other comprehensive income               57         206
                                                  3,813       3,766
Less - treasury shares, at cost,
 743,675 shares at March 31, 1999 and
 1,956,825 shares at December 31, 1998              (54)       (107)

 Total stockholders' equity                       3,759       3,659

                                                $11,869     $11,871



                      MARSH & McLENNAN COMPANIES, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions of dollars)
                                (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                     1999      1998
Operating cash flows:
Net income                                           $279      $231
   Depreciation of fixed assets                        55        38
   Amortization of intangible assets                   35        18
   Provision (benefit) for
     deferred income taxes                              6        (5)
   Other liabilities                                   86        41
   Prepaid dealer commissions                          (4)      (29)
   Other, net                                           9        (7)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                       (126)     (108)
   Other current assets                               (10)       39
   Accounts payable and accrued liabilities            10        (6)
   Accrued compensation and employee benefits        (352)     (211)
   Accrued income taxes                                75       119
   Effect of exchange rate changes                    (15)       27

   Net cash generated from operations                  48       147

Financing cash flows:
Net increase in commercial paper                       98       272
Other borrowings                                       20         9
Other repayments                                      (35)      (81)
Purchase of treasury shares                            (2)       (2)
Issuance of common stock                               51        45
Dividends paid                                       (103)      (85)

   Net cash provided by
     financing activities                              29       158

Investing cash flows:
Additions to fixed assets                             (81)      (60)
Acquisitions                                          (11)     (112)
Other, net                                             (4)       13

   Net cash used for investing activities             (96)     (159)

Effect of exchange rate changes on cash
 and cash equivalents                                  (1)       (3)

(Decrease) increase in cash & cash equivalents        (20)      143

Cash & cash equivalents at beginning of period        610       424

Cash & cash equivalents at end of period             $590      $567




                      MARSH & McLENNAN COMPANIES, INC.

                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although MMC believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in MMC's latest annual report on Form 10-K.

    The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1999 and 1998.

2.  Fiduciary Assets and Liabilities

    In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $43 million and $30 million for the three months ended March 31, 1999 and 1998, respectively.

    Net uncollected premiums and claims and the related payables amounting to $9.6 billion at March 31, 1999 and $10.0 billion at December 31, 1998, are not included in the accompanying Consolidated Balance Sheets.

3.  Per Share Data

    Basic net income per share is calculated by dividing net income by the average number of shares of MMC's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Equity Partnership Plan. This result is then divided by the average common shares outstanding which have been adjusted for the dilutive effect of potential common shares.

    The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 1999 and 1998.

    (In millions)
                                                 1999       1998

    Net income                                   $279       $231

    Less:  Potential minority
             interest associated
             with the Putnam Equity
             Partnership Plan                      (4)         -

    Net income for diluted
      earnings per share                         $275       $231

    Basic weighted average
      common shares outstanding                   258        257

    Dilutive effect of stock options                8          7

    Diluted weighted average
      common shares outstanding                   266        264

4.  Comprehensive Income

    MMC has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Net unrealized gains and losses on MMC's available for sale securities as well as foreign exchange gains or losses, which prior to adoption were reported separately in stockholders' equity, are now included in other comprehensive income.

    The components of comprehensive income for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                                        1999    1998

    Foreign currency translation adjustments            $(73)   $ 10
    Unrealized securities holding gains (losses),
      net of income taxes                                (71)     99
    Less:  Reclassification adjustment for gains
           included in net income,
           net of income taxes                            (5)     (8)
    Other comprehensive income (loss)                   (149)    101
    Net income                                           279     231
    Comprehensive income                                $130    $332

5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

    The following schedule provides additional information concerning acquisitions and interest and income taxes paid:

                                           Three Months Ended
                                                March 31,
    (In millions of dollars)               1999          1998
    Purchase acquisitions:
      Assets acquired, excluding cash      $ 11          $112
      Liabilities assumed                     -             -

    Net cash outflow for acquisitions      $ 11          $112

    Interest paid                          $ 39          $ 33

    Income taxes paid                      $ 84          $ 41

6.  Income Taxes

    In 1997, MMC received a Notice of Proposed Adjustment from a local field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to 12b-1 fees paid by the Putnam Funds. The notice reflected the preliminary thinking of the IRS field office and did not constitute a formal assertion of liability by the IRS. The notice in question asserts a position contrary to the position enunciated in an IRS 1993 Technical Advice Memorandum. The IRS field office withdrew the Notice of Proposed Adjustment and submitted the matter to the national office of the IRS for consideration in a request for technical advice. Consequently, the issue is under consideration by the IRS. MMC believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code and previously issued IRS technical advice.

    Taxing authorities periodically challenge positions taken by MMC on its tax returns. On the basis of present information and advice received from counsel, it is the opinion of MMC's management that any assessments resulting from current tax audits will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

7.  Acquisitions

    In the fourth quarter of 1998, MMC consummated a business combination with Sedgwick Group plc ("Sedgwick"), a London- based holding company of one of the world's leading insurance and reinsurance broking and consulting groups, for total cash consideration of approximately $2.2 billion, which has been initially funded with short-term commercial paper borrowings (see Subsequent Event, Note 12). The business combination is being accounted for using the purchase method of accounting. Accordingly, goodwill of approximately $2.0 billion resulting from the preliminary purchase price allocation is being amortized over 40 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when purchase accounting is finalized in 1999.

    The following unaudited pro forma summary presents the consolidated results of operations of MMC as if the Sedgwick business combination had occurred on January 1, 1998. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future.

    (In millions of dollars, except per share figures)

                                          Three Months Ended
                                            March 31, 1998

         Revenue                                $2,197
         Net Income                                256
         Basic Net Income per share               0.96
         Diluted Net Income per share             0.93

    Dispositions: As part of the combination with Sedgwick, MMC acquired several insurance underwriting companies that were already in run-off as well as consulting businesses not compatible with its existing operations. MMC intends to sell these operations in the near future and accordingly, $92 million and $84 million of net assets of these businesses at March 31, 1999 and December 31, 1998, respectively, are included in other current assets in the Consolidated Balance Sheets as assets to be sold. The net assets are stated at their estimated realizable value.

 8. Claims, Lawsuits and Other Contingencies

    MMC and its subsidiaries are subject to various claims, lawsuits and proceedings consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts which could, if assessed, be significant.

    On November 24, 1997, an action captioned "Aiena et al. vs. Olsen et al." ("Aiena") was brought in the United States District Court for the Southern District of New York by certain former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in March 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and MMC. The action essentially challenges the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages. Two other former directors of J&H have commenced similar actions (Sempier v. Olsen et al.; and Clements v. Olsen et al.), which are also pending before the United States District Court for the Southern District of New York and are contemplated to be heard together with the Aiena action.

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

    Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Settlements and related costs previously paid amount to approximately $90 million of which $30 million is due from insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $210 million. Sedgwick had recorded $140 million of reserves and recognized approximately $70 million of insurance recoveries related to this exposure.

    Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $130 million. Approximately $100 million of this amount is expected to be recovered from insurers and accounting reserves have been provided for the remaining balance. Settlements and related costs previously paid total approximately $20 million.

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

    As part of the combination with Sedgwick, MMC acquired several insurance underwriting companies that were already in run-off. MMC intends to sell these operations in the near future. Sedgwick had given guarantees with respect to certain liabilities relating to some of these operations.

    On the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits, proceedings or guarantees will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

 9. Common Stock

    On May 20, 1998, the Board of Directors authorized a three-for-two stock distribution of MMC's common stock, which was issued on June 26, 1998. All references to per share amounts have been restated for this stock distribution.

10. New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, is effective for fiscal years beginning after June 15, 1999. MMC does not expect the adoption of this standard to have a material impact on its results of operations or consolidated financial position.

11. Reclassifications

    Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

12. Subsequent Event

    In April 1999, MMC sold 4.1 million common shares, realizing approximately $300 million of net proceeds. This transaction represents that portion of the permanent financing of the Sedgwick acquisition which is funded by common stock. The portion of the permanent financing plan representing long-term debt is currently being finalized with its issuance planned for the second or third quarter.

13. Segment Information

    MMC adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective with the 1998 year-end.

    MMC, a professional services firm, is organized based on the different services that it offers. MMC operates in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides insurance broking, reinsurance broking and insurance program management for business, professional, institutional and public-entity clients. It also provides services principally in connection with originating, structuring and managing insurance and related industry investments. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies. The consulting segment provides advice and services to the managements of organizations primarily in the areas of human resources and employee benefit programs, general management consulting, and economic consulting and analysis.

    MMC evaluates segment performance based on operating income, which is determined after deductions for directly related expenses but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

    Selected information about MMC's operating segments for the three-month periods ended March 31, 1999 and 1998 follow:

    (In millions of dollars)
                                        Revenue          Segment
                                        from External    Operating
                                        Customers        Income
    1999-
    Risk and Insurance Services            $1,256 (a)     $  294
    Investment Management                     629            200
    Consulting                                466             48
                                           $2,351         $  542
    1998-
    Risk and Insurance Services            $  870 (a)     $  233
    Investment Management                     558            152
    Consulting                                348             33
                                           $1,776         $  418

    (a) Includes interest income on fiduciary funds ($43 million in 1999 and $30 million in 1998).

    A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

                                          1999         1998

    Total segment operating income        $542         $418
    Corporate expense                      (23)         (14)
      Operating income                     519          404
    Interest income                          7            5
    Interest expense                       (60)         (28)
    Total income before income taxes      $466         $381


        Marsh & McLennan Companies, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
               First Quarter Ended March 31, 1999



General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm providing risk and insurance services, investment management and consulting. More than 50,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC is organized in three principal business segments based on the services that each provides. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses but before special charges.

This management's discussion and analysis of financial condition and results of operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" on page one of this filing. This form 10-Q should be read in conjunction with MMC's latest annual report on Form 10-K.

The consolidated results of operations follow:



(In millions of dollars)                     1999            1998


Revenue:
Risk and Insurance Services                $1,256          $  870
Investment Management                         629             558
Consulting                                    466             348
                                            2,351           1,776
Expense:
Compensation and Benefits                   1,169             851
Other Operating Expenses                      663             521
                                            1,832           1,372

Operating Income                           $  519          $  404
Operating Income Margin                     22.1%           22.7%


Revenue, derived mainly from commissions and fees, rose 32% from the first quarter of 1998. This increase is primarily due to the acquisition in November 1998 of Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups. Sedgwick's results were not reflected in the consolidated results of operations for the first quarter of 1998.

Excluding the impact of acquisitions, revenue, on a consolidated basis, grew approximately 9% over 1998 with a 13% revenue increase in the investment management segment, a 6% increase in risk and insurance services and 13% growth in revenue in the consulting segment. The increases in the respective segments were driven predominantly by high levels of business activity in those businesses.

Operating expenses rose 34% in the first quarter of 1999 primarily reflecting the acquisition of Sedgwick. Excluding acquisitions, expenses grew 8% in the first quarter due, in large part, to a higher level of expense associated with the strong operating performance of each of MMC's segments. Compensation costs rose in the consulting segment reflecting higher staff levels while incentive compensation increased in the investment management segment commensurate with operating results.

MMC is in the early stages of carrying out its integration plans for Sedgwick operations which will result in special charges in 1999. The amount of such special charges cannot, as yet, be determined with precision. MMC expects to achieve gross consolidation savings of approximately $200 million upon the full integration of Sedgwick, a portion of such savings to be achieved in 1999 with the majority expected to be realized in the year 2000.


Risk and Insurance Services


(In millions of dollars)                      1999           1998


Revenue                                     $1,256           $870
Expense                                        962            637
Operating Income                            $  294           $233
Operating Income Margin                      23.4%          26.8%



Revenue
Revenue for the risk and insurance services segment grew 44% over the first quarter of 1998 primarily due to the Sedgwick acquisition. Excluding acquisitions, revenue for risk and insurance services operations rose approximately 6% primarily reflecting the effect of net new business development. Overall, market conditions remained competitive in the first quarter as substantial excess insurance capacity continued to exist. However, the rate of decline in commercial insurance premium rates has lessened as compared with prior year and the marketplace may be entering into a process that could lead to rate stabilization.

Expense
Risk and insurance services expenses increased 51%, largely attributable to the acquisition of Sedgwick. Excluding acquisitions, expenses increased approximately 5% from the first quarter of 1998 reflecting costs associated with a higher volume of business and increased technology spending offset, in part, by the realization of net integration savings related to the Johnson & Higgins transaction, which closed in March 1997.

Investment Management


(In millions of dollars)                      1999           1998


Revenue                                       $629           $558
Expense                                        429            406
Operating Income                              $200           $152
Operating Income Margin                      31.8%          27.2%



Revenue
Putnam's revenue increased 13% compared with the first quarter of 1998 reflecting strong growth in the level of average assets under management on which management fees are earned. Assets under management aggregated $306 billion at March 31, 1999 compared with $294 billion at December 31, 1998, reflecting $5 billion of net new fund sales and additional institutional investments, as well as a $7 billion growth in market value related to an increase in equity market levels during the quarter.

Expense
Expenses grew 6% in the first quarter of 1999 over the same period of 1998 due to increased incentive compensation commensurate with operating performance and increased amortization of deferred commissions from both increased sales and redemptions. Expense increases were partially offset by a decline in outside services costs.

Quarter-end and average assets under management for the first quarter are presented below:



(In billions of dollars)                      1999           1998


Mutual Funds:
Domestic Equity                               $160           $138
Taxable Bond                                    39             38
Tax-Free Income                                 16             16
International Equity                            15             13
                                               230            205

Institutional Accounts:
Fixed Income                                    24             23
Domestic Equity                                 35             26
International Equity                            17             13
                                                76             62
Quarter-end Assets                            $306           $267
Average Assets                                $300           $249



Assets under management and revenue levels are particularly affected by fluctuations in domestic and international bond and stock market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. They are also affected by investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

At the end of the first quarter, assets held in equity securities represented 74% of assets under management, compared with 71% in 1998, while investments in fixed income products represented 26%, compared with 29% last year.

Consulting


(In millions of dollars)                      1999           1998


Revenue                                       $466           $348
Expense                                        418            315
Operating Income                              $ 48           $ 33
Operating Income Margin                      10.3%           9.6%




Revenue
Consulting services revenue increased 34% in 1999 compared with the first quarter of 1998 reflecting an increase in the level of services provided as well as the Sedgwick acquisition. Excluding acquisitions, consulting's revenue increased approximately 13% in 1999. Retirement consulting revenue, which represented 40% of the consulting segment, grew 11% in the first quarter primarily due to a combination of consistent need for advice and increased fee rates, principally in the U.S. and U.K. Revenue also rose 15% in global compensation consulting, 14% in general management consulting and 4% in health care consulting due to a higher volume of business in these practice lines during the first quarter of 1999. In addition, revenue grew 25% in the economic consulting practice.

Expense
Consulting services expenses increased 33% for the first quarter of 1999. Excluding acquisitions, expenses increased approximately 11% reflecting the effect of staff growth to support new business and higher incentive compensation commensurate with strong operating performance.

Interest
Interest income earned on corporate funds increased to $7 million in the first quarter of 1999 from $5 million in 1998. Interest expense increased to $60 million in the first quarter of 1999 from $28 million in 1998 primarily due to interest expense associated with the incremental debt incurred in November 1998 to finance the Sedgwick acquisition.

Income Taxes
MMC's consolidated tax rate was 40.0% of income before income taxes in the first quarter of 1999 compared with 39.5% in the first quarter of 1998. The increase in the 1999 tax rate is largely attributable to the nondeductibility of certain goodwill associated with the Sedgwick acquisition. The overall tax rates are higher than the U.S. federal statutory rate primarily because of provisions for state and local income taxes.

Liquidity and Capital Resources
MMC's cash and cash equivalents aggregated $590 million on March 31, 1999, a decrease of $20 million from the end of 1998.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $4 million for the three months compared with $29 million during the same period of 1998.

MMC's capital expenditures, which amounted to $81 million in the first three months of 1999 and $60 million in the first quarter last year primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities.

As previously mentioned, during the fourth quarter MMC acquired Sedgwick for total cash consideration of pounds 1.25 billion or approximately $2.2 billion. MMC initially financed the transaction with short-term commercial paper that has been supported by a committed bank facility comprising 19 banks and led by J. P. Morgan.

In April 1999, MMC completed the sale of 4.1 million common shares realizing approximately $300 million of net proceeds. That portion of the permanent financing representing long-term debt is currently being finalized with its issuance planned for the second or third quarter.

As further explained in Note 8 to the consolidated financial statements, certain present and former English subsidiaries are under review by the Personal Investment Authority concerning the disclosure and advice given to clients regarding certain private pension transactions. The contingent exposure for pension redress and related cost is estimated to be approximately $340 million of which $170 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the recently completed Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. All amounts in excess of anticipated insurance recoveries have been reserved for in the accompanying balance sheet. Although the timing and amount of payments relating to the pension review process cannot be predicted with certainty, it may be that MMC will temporarily fund such payments by drawing upon its existing credit lines.

Other
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, is effective for fiscal years beginning after June 15, 1999. MMC does not expect the adoption of this standard will have a material impact on its results of operations or consolidated financial position.

Market Risk
Certain of MMC's recorded revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates. MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are utilized on a very limited basis. MMC does not enter into foreign currency or interest rate transactions for trading or other speculative purposes.

The translated values of revenue and expense from MMC's international risk and insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. However, the net impact of these fluctuations on MMC's results of operations or cash flows has not been material.

Year 2000 Issue
MMC is in the final stages of updating its systems in preparation for the Year 2000. For this purpose, the term "systems" includes computer equipment and software that are commonly thought of as information technology ("IT") systems including accounting, data processing, telephone and other miscellaneous systems, as well as non-information technology ("non-IT") systems, such as embedded technology in MMC's facilities and equipment.

In connection with this project, which began in 1995, MMC and each of its operating segments have undertaken a five-step process consisting of (1) taking an inventory of all technical areas, including hardware, software (application and system), data, third-party services and infrastructure that could potentially be affected by the Year 2000 issue, (2) assessing the scope and severity of the issue, (3) performing necessary remediation,
(4) testing/implementation and (5) preparing contingency plans for possible internal and/or external failures. Management level steering committees have been established in each operating segment, and at the MMC level. The Audit Committee of MMC's Board of Directors is regularly updated on the status of MMC's Year 2000 efforts.

Each operating segment has already enhanced or replaced a number of systems to ensure their Year 2000 readiness. At this time, all of MMC's operating segments are predominantly in the testing/implementation phase of the process for mission critical IT and non-IT systems.

A detailed review and evaluation of Sedgwick's Year 2000 plans has also been conducted. In January 1999, the individual components of the Sedgwick plans were incorporated into the Year 2000 project plans of the existing operating segments with which they will be aligned. As a result of the integration analysis, it is anticipated that Sedgwick's pre-existing plans will be carried out to completion or, where appropriate, Sedgwick's non-compliant systems will be replaced by MMC's compliant systems. The incremental costs of the Sedgwick plans are included in the amounts shown below.

The total cost of the Year 2000 project is estimated to be $65 million. Of the total cost, $22 million is anticipated to be incurred in 1999, $26 million was expensed during 1998 and $17 million prior to 1998. Approximately $5 million was expensed during the first quarter of 1999. Such costs do not include expenses incurred in replacing systems and applications in the ordinary course which have the effect of making such systems and applications Year 2000 compliant, but which were not incurred for that specific purpose. Costs of modifying computer software for Year 2000 conversion are being charged to expense as they are incurred and are funded from operating cash flows. No significant projects have been deferred or canceled as a result of Year 2000 efforts. In 1998, Year 2000 expenses represented approximately 5% of MMC's overall information technology budget. Future costs associated with addressing this issue are not expected to have a material adverse impact on MMC's financial position or results of operations.

MMC expects that its mission critical IT and non-IT systems, including those associated with supporting the Sedgwick operations, will be Year 2000 compliant by mid-1999, although some rollouts may go into the third quarter. Non-mission critical IT and non-IT systems that could impact MMC's ability to serve clients and conduct business beyond January 1, 2000 have been assessed and are expected to be Year 2000 ready before the end of 1999. MMC recognizes that there may be some non-mission critical IT and non- IT systems utilized for internal purposes that may not be compliant by the end of 1999. It is expected that these systems will be replaced or phased out of use.

In addition, MMC is continuing its inquiries as to the state of readiness of its significant third party relationships including clients and vendors. This process has included a review of third parties' Year 2000 readiness and the incorporation of certain third party dependencies into MMC's test plans. Where MMC has been unable to verify the status of a third party or has received information such that the timing or readiness status of that third party's Year 2000 project does not align with MMC's, if significant, that supplier has been or will be replaced. For example, Marsh is notifying clients when responses to its inquiries as to the status of their readiness have not been received from insurance companies.

The individual operating segments of MMC are currently in the process of analyzing the operational problems and costs (including loss of revenues) that would be reasonably likely to result from MMC's failure or the failure of certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis. For internal systems, although MMC's expectation is that no significant disruption will occur, MMC's 1999 test plans and contingency processes have been or will be designed to address such a risk. For third party risks, every effort is being made to assess and test those risks. For example, Putnam is involved in industry-wide Year 2000 testing. In July 1998, Putnam participated in the "Street-wide Test" carried out under the auspices of the Securities Industry Association. Putnam also participated in industry-wide testing in April 1999, which included the simulation of a trading cycle from order entry to settlement in a Year 2000 environment.

MMC is in the process of identifying the most reasonably likely worst case scenarios presented by the Year 2000 problem and completing a contingency plan for dealing with such scenarios. This process has been based, in part, upon MMC's existing disaster recovery process. These analyses and contingency plans will be completed during 1999. While MMC expects its Year 2000 efforts to reduce the scope and likelihood of potential Year 2000 failures, due to the overall uncertainty of the effect of a potential failure in Year 2000 readiness, particularly with respect to MMC's business partners or the communities in which MMC operates, MMC is unable specifically to determine whether any particular failure or groups of failures will have a material adverse impact on MMC.


                         PART II, OTHER INFORMATION

                      MARSH & McLENNAN COMPANIES, INC.
                              AND SUBSIDIARIES


            INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                               MARCH 31, 1999



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

               10.1 Credit Agreement dated as of August 24, 1998 among Marsh & McLennan Companies, Inc., the lenders party thereto and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

               10.2 First Amendment dated as of September 2, 1998 to the Credit Agreement dated as of August 24, 1998 among Marsh & McLennan Companies, Inc., the lenders party thereto and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

               27.    Financial Data Schedule

         (b) Reports on Form 8-K.

                      Two amended reports on Form 8-K/A dated February 3, 1999 and March 31, 1999 were filed by the registrant in connection with its acquisition of the entire issued and unissued share capital of Sedgwick Group plc and include amended pro forma financial statements of the combined entity.





                      MARSH & McLENNAN COMPANIES, INC.
                              AND SUBSIDIARIES






                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of May, 1999 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                               MARSH & McLENNAN COMPANIES, INC.





                               /s/ Frank J. Borelli
                               Senior Vice President and
                               Chief Financial Officer