Form 10-Q
period 1999-06-30
MARSH & MCLENNAN COMPANIES INC
filed 1999-08-13
CIK 62709

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         For quarter ended June 30, 1999



                        Marsh & McLennan Companies, Inc.
                           1166 Avenue of the Americas
                            New York, New York 10036
                                 (212) 345-5000


                          Commission file number 1-5998
                        State of Incorporation: Delaware
                  I.R.S. Employer Identification No. 36-2668272



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No __ .

         As of July 31, 1999, there were outstanding 264,062,450 shares of common stock, par value $1.00 per share, of the registrant.


-------------------------------------------------------------------------------



                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


This report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Johnson & Higgins and Sedgwick Group plc, Year 2000 remediation and testing of computer systems, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries ("MMC"). Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward- looking statements contained herein include, in the case of MMC's risk and insurance services and consulting businesses, the failure to successfully integrate the businesses of Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from that transaction; in the case of MMC's risk and insurance service business, changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of MMC's investment management business, changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, the failure of MMC and/or its significant business partners to be Year 2000 compliant on a timely basis, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.




                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)



                                      Three Months Ended     Six Months Ended
                                        Ended June 30,           June 30,
                                      ------------------     ----------------

                                      1999        1998        1999        1998
                                     ------      ------     -------     -------

Revenue                             $ 2,245     $ 1,750     $ 4,596     $ 3,526

Expense                               1,898       1,404       3,730       2,776
                                    -------     -------     -------     -------

Operating Income                        347         346         866         750

Interest Income                           4           7          11          12

Interest Expense                        (55)        (33)       (115)        (61)
                                    -------     -------     -------     -------

Income Before Income Taxes              296         320         762         701

Income Taxes                            119         127         306         277
                                    -------     -------     -------     -------

Net Income                          $   177     $   193     $   456     $   424
                                    =======     =======     =======     =======

Basic Net Income
 Per Share                          $   .68     $   .75     $  1.76     $  1.65
                                    =======     =======     =======     =======

Diluted Net Income
 Per Share                          $   .63     $   .72     $  1.66     $  1.59
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Basic                    263         257         260         257
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Diluted                  272         265         269         264
                                    =======     =======     =======     =======

Dividends Declared                  $   .45     $   .40     $   .85     $   .73
                                    =======     =======     =======     =======




                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                     (Unaudited)
                                                        June 30,   December 31,
                                                          1999            1998
                                                     -----------   ------------
ASSETS

Current assets:

Cash and cash equivalents                              $    599        $    610
                                                       --------        --------

Receivables-
  Commissions and fees                                    1,775           1,575
  Advanced premiums and claims                              132             129
  Other receivables                                         355             294
                                                       --------        --------
                                                          2,262           1,998

  Less-allowance for doubtful accounts                      (89)            (89)
                                                       --------        --------

  Net receivables                                         2,173           1,909
                                                       --------        --------
Prepaid dealer commissions -
 current portion                                            315             315
Other current assets                                        339             411
                                                       --------        --------

    Total current assets                                  3,426           3,245

Long-term securities                                        684             828

Fixed assets, net                                         1,264           1,287
(net of accumulated depreciation and
 amortization of $817 at June 30, 1999
 and $820 at December 31, 1998)

Intangible assets                                         4,846           4,826

Prepaid dealer commissions                                  805             799

Other assets                                                952             886
                                                       --------        --------
                                                       $ 11,977        $ 11,871
                                                       ========        ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                       (Unaudited)
                                                         June 30,   December 31,
                                                           1999          1998
                                                        ---------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $    957      $  2,234
Accounts payable and accrued liabilities                    1,451         1,438
Accrued compensation and employee benefits                    759           841
Accrued income taxes                                          318           385
Dividends payable                                             119           104
                                                         --------      --------
  Total current liabilities                                 3,604         5,002
                                                         --------      --------

Fiduciary liabilities                                       3,537         3,257
Less - cash and investments held in
       a fiduciary capacity                                (3,537)       (3,257)
                                                         --------      --------
                                                                -             -
                                                         --------      --------

Long-term debt                                              2,597         1,590
                                                         --------      --------
Other liabilities                                           1,695         1,620
                                                         --------      --------
Commitments and contingencies                                   -             -
                                                         --------      --------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                -              -
Common stock, $1 par value, authorized
  800,000,000 shares, issued 264,793,875
  shares at June 30, 1999 and 258,867,125
  at December 31, 1998                                        265           259
Additional paid-in capital                                  1,252           889
Retained earnings                                           2,644         2,412
Accumulated other comprehensive income                         (7)          206
                                                         --------      --------
                                                            4,154         3,766
Less - treasury shares, at cost,
 1,050,059 shares at June 30, 1999 and
 1,956,825 shares at December 31, 1998                        (73)         (107)
                                                         --------      --------
 Total stockholders' equity                                 4,081         3,659
                                                         --------      --------
                                                         $ 11,977      $ 11,871
                                                         ========      ========




                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                               ----------------
                                                                1999       1998
                                                                ----       ----
Operating cash flows:
Net income                                                   $   456    $   424
   Depreciation of fixed assets                                  109         85
   Amortization of intangible assets                              69         36
   Provision for deferred income taxes                            64         90
   Other liabilities                                              47         19
   Prepaid dealer commissions                                     (6)       (77)
   Other, net                                                     16         (7)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                                  (264)      (188)
   Other current assets                                          112         63
   Accounts payable and accrued liabilities                      (87)      (126)
   Accrued compensation and employee benefits                    (82)       (23)
   Accrued income taxes                                          (14)        13
   Effect of exchange rate changes                               (29)        25
                                                             -------    -------
   Net cash generated from operations                            391        334
                                                             -------    -------

Financing cash flows:
Net (decrease) increase in commercial paper                   (1,359)       619
Other borrowings                                               1,109         21
Other repayments                                                 (36)      (164)
Purchase of treasury shares                                        -       (109)
Issuance of common stock                                         369         63
Dividends paid                                                  (208)      (171)
                                                             -------    -------
   Net cash (used for) provided by financing activities         (125)       259
                                                             -------    -------

Investing cash flows:
Additions to fixed assets                                       (164)      (134)
Acquisitions                                                     (92)      (313)
Other, net                                                       (13)        30
                                                             -------    -------
   Net cash used for investing activities                       (269)      (417)
                                                             -------    -------

Effect of exchange rate changes on cash
 and cash equivalents                                             (8)        (2)
                                                             -------    -------

(Decrease) increase in cash & cash equivalents                   (11)       174

Cash & cash equivalents at beginning of period                   610        424
                                                             -------    -------

Cash & cash equivalents at end of period                     $   599    $   598
                                                             =======    =======




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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-and six-month periods ended June 30, 1999 and 1998.

2.   Fiduciary Assets and Liabilities

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $83 million and $62 million for the six months ended June 30, 1999 and 1998, respectively.

     Net uncollected premiums and claims and the related payables amounting to $10.7 billion at June 30, 1999 and $10.0 billion at December 31, 1998 are not included in the accompanying Consolidated Balance Sheets.

3.   Per Share Data

     Basic net income per share is calculated by dividing net income by the average number of shares of MMC's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Equity Partnership Plan. This result is then divided by the average common shares outstanding, which have been adjusted for the dilutive effect of potential common shares.

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-and six-month periods ended June 30, 1999 and 1998.

        (In millions)
                                             Three Months      Six Months Ended
                                             Ended June 30,         June 30,
                                             --------------      --------------
                                             1999      1998      1999      1998

Net income                                  $ 177     $ 193     $ 456     $ 424

Less:  Potential minority
  interest associated
  with Putnam Equity
  Partnership Plan                             (4)       (2)       (8)       (3)
                                            -----     -----     -----     -----

Net income for diluted
  earnings per share                        $ 173     $ 191     $ 448     $ 421
                                            =====     =====     =====     =====

Basic weighted average
 common shares outstanding                    263       257       260       257

Dilutive effect of stock options                9         8         9         7
                                            -----     -----     -----     -----

Diluted weighted average
 common shares outstanding                    272       265       269       264
                                            =====     =====     =====     =====

4.   Comprehensive Income

     MMC has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. Net unrealized gains and losses on MMC's available for sale securities as well as foreign exchange gains or losses, which prior to adoption were reported separately in stockholders' equity, are now included in other comprehensive income.

     The components of comprehensive income for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                                            1999           1998
                                                            ----           ----

     Foreign currency translation adjustments             $(119)           $ 11
     Unrealized securities holding gains (losses),
       net of income taxes                                  (82)            105
     Less:  Reclassification adjustment for gains
         included in net income,
         net of income taxes                                (12)            (13)
                                                         ------           -----
     Other comprehensive income (loss)                     (213)            103
     Net income                                             456             424
                                                         ------           -----
     Comprehensive income                                 $ 243            $527
                                                          =====            ====

5.   Supplemental Disclosure to the Consolidated Statements of Cash Flows

     The  following   schedule  provides   additional   information   concerning
     acquisitions and interest and income taxes paid:


                                                             Six Months Ended
                                                                  June 30,
        (In millions of dollars)                             1999         1998
        Purchase acquisitions:
        Assets acquired, excluding cash                      $ 92          $313
        Liabilities assumed                                     -             -
                                                            -----         -----
        Net cash outflow for acquisitions                    $ 92          $313
                                                             ====          ====

        Interest paid                                        $101         $  70
                                                             ====         =====

        Income taxes paid                                    $222          $207
                                                             ====         =====
6.   Income Taxes

     In 1997, MMC received a Notice of Proposed Adjustment from a local field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to prepaid dealer commissions paid by Putnam and subsequent 12b-1 fees received by Putnam. The notice reflected the preliminary thinking of the IRS field office and did not constitute a formal assertion of liability by the IRS. The notice in question asserts a position contrary to the position enunciated in an IRS 1993 Technical Advice Memorandum. The IRS field office withdrew the Notice of Proposed Adjustment and submitted the matter to the national office of the IRS for consideration in a request for technical advice. Consequently, the issue is under consideration by the IRS. MMC believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code and previously issued IRS technical advice.

     Taxing authorities periodically challenge positions taken by MMC on its tax returns. On the basis of present information and advice received from counsel, it is the opinion of MMC's management that any assessments resulting from current tax audits will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

7.   Acquisitions

     In the fourth quarter of 1998, MMC consummated a business combination with Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups, for total cash consideration of approximately $2.2 billion, which was initially funded with short-term commercial paper borrowings. In April 1999, MMC completed the sale of 4.1 million common shares, realizing approximately $300 million of net proceeds. In June 1999, MMC sold $600 million of 6 5/8% Senior Notes due 2004 and $400 million of 7 1/8% Senior Notes due 2009.

     The proceeds of these sales were used to repay a portion of the commercial paper borrowings. The business combination is being accounted for using the purchase method of accounting. Accordingly, goodwill of approximately $2.1 billion resulting from the preliminary purchase price allocation is being amortized over 40 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when purchase accounting is finalized in 1999.

     The following unaudited pro forma summary presents the consolidated results of operations of MMC as if the Sedgwick business combination had occurred on January 1, 1998. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future. The pro forma information reflected below includes the net impact of pretax special charges of $126 million recorded by Sedgwick prior to its being acquired by MMC, primarily related to pension redress issues discussed in Note 9.

     (In millions of dollars, except per share figures)

                                                          Six Months Ended
                                                           June 30, 1998
                                                          ----------------

     Revenue                                                 $   4,259
     Net Income                                                    348
     Basic Net Income per share                                   1.32
     Diluted Net Income per share                                 1.27

     Dispositions: As part of the combination with Sedgwick, MMC acquired several insurance underwriting companies that were already in run-off as well as consulting businesses not compatible with its existing operations. MMC intends to sell these operations in the near future and accordingly, $85 million and $84 million of net assets of these businesses at June 30, 1999 and December 31, 1998, respectively, are included in other current assets in the Consolidated Balance Sheets as assets to be sold. The net assets are stated at their estimated realizable value.

     The results of operations as well as the incremental interest expense incurred in financing the purchase of these companies is not material to the consolidated results of operations of MMC for the three months and six months ended June 30, 1999.

8.   Special Charge

     In the second quarter of 1999, MMC recorded a special charge of $84 million that reduced diluted net income per share by $0.19. This charge includes $71 million of merger costs related to the combination with Sedgwick and $13 million representing acquisition-related awards pertaining to the Sedgwick transaction.

     The merger costs of $71 million represent severance and related benefits associated with the planned reduction of approximately 1,000 MMC positions worldwide. In addition, as of June 30, 1999, $99 million representing severance and related benefits for the planned reduction of over 1,500 positions of Sedgwick has been allocated to the cost of the acquisition. Through June 30, 1999, $22 million has been paid related to the termination of approximately 650 MMC employees and $51 million has been paid related to the termination of approximately 950 Sedgwick employees.

     It is expected that another charge will be taken in the fourth quarter related to additional integration efforts.


9.   Claims, Lawsuits and Other Contingencies

     MMC and its subsidiaries are subject to various claims, lawsuits and proceedings consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts which could, if assessed, be significant.

     An action captioned "Aiena et al. vs. Olsen et al." ("Aiena") is pending in the United States District Court for the Southern District of New York by certain former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in March 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and MMC. The action essentially challenges the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages. Two other former directors of J&H brought similar actions (Sempier v. Olsen et al.; and Clements v. Olsen et al.), which are also pending before the United States District Court for the Southern District of New York and are contemplated to proceed together with the Aiena action.

     In 1993, several years prior to the acquisition of J&H, the Equal Employment Opportunity Commission ("EEOC") commenced a lawsuit against J&H in the United States District Court for the Southern District of New York. The action alleges that a mandatory retirement policy for directors then in effect at J&H violated the federal Age Discrimination in Employment Act ("ADEA"). In 1995, the District Court ruled in the EEOC's favor that the J&H mandatory retirement policy violated the ADEA. The Court of Appeals for the Second Circuit affirmed that ruling in 1996. On July 28, 1999, J&H entered into a Consent Judgment with the EEOC settling the litigation. The Consent Judgment, which was approved by the Court, requires J&H to pay certain former directors of J&H a total of $28 million. Pursuant to the Stock Purchase Agreement between MMC and J&H and the stockholders of J&H, MMC will bear one-half of the settlement amount and expenses in this action. This lawsuit was fully reserved in MMC's financial statements.

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Settlements and related costs previously paid amount to approximately $100 million of which $30 million is due from insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $200 million. Sedgwick has recorded $130 million of reserves and recognized approximately $70 million of insurance recoveries related to this exposure.

     Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $125 million. Approximately $100 million of this amount is expected to be recovered from insurers and accounting reserves have been provided for the remaining balance.
     Settlements and related costs previously paid total approximately $25 million.

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

10.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, is effective for fiscal years beginning after June 15, 2000. MMC does not expect the adoption of this standard to have a material impact on its results of operations or consolidated financial position.


11.  Reclassifications

     Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation.

12.  Segment Information

     MMC, a professional services firm, is organized based on the different services that it offers. MMC operates in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides insurance broking, reinsurance broking and insurance program management for business, professional, institutional and public-entity clients. It also provides services principally in connection with originating, structuring and managing insurance and related industry investments. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies. The consulting segment provides advice and services to the managements of organizations primarily in the areas of human resource and employee benefit programs, general management consulting, and economic consulting and analysis.

     MMC evaluates segment performance based on operating income, which is determined after deductions for directly related expenses but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the six-month periods ended June 30, 1999 and 1998 follow:

     (In millions of dollars)
                                                       Revenue          Segment
                                                       from External  Operating
                                                       Customers         Income
                                                       -------------  ---------
     1999
     Risk and Insurance Services                          $2,348 (a)     $  465
     Investment Management                                 1,290            420
     Consulting                                              958            120
                                                          ------         ------
                                                          $4,596         $1,005
                                                          ======         ======
    1998
    Risk and Insurance Services                          $1,654 (a)      $  378
    Investment Management                                 1,145             316
    Consulting                                              727              86
                                                         ------          ------
                                                         $3,526          $  780
                                                         ======          ======

     (a) Includes interest income on fiduciary funds ($83 million in 1999 and $62 million in 1998).

     A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

                                                         1999              1998
                                                       -------           ------

     Total segment operating income                     $1,005           $  780
     Severance and related benefits (Note 8)               (71)               -
     Acquisition-related charges (Note 8)                  (13)               -
     Corporate expense                                     (53)             (30)
     Minority interest associated with the
       Putnam Equity Partnership Plan                       (2)               -
                                                        -------          ------
       Operating income                                    866              750
     Interest income                                        11               12
     Interest expense                                     (115)             (61)
                                                        -------          ------
        Total income before income taxes                $   762          $  701
                                                        =======          ======



                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Second Quarter and Six Months Ended June 30, 1999

General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a global professional services firm. MMC subsidiaries include Marsh, the world's leading risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer Consulting Group, a major global provider of consulting services. More than 50,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

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

The consolidated results of operations follow:

-------------------------------------------------------------------------------
                                          Second Quarter          Six Months
(In millions of dollars)                  1999        1998      1999      1998
-------------------------------------------------------------------------------

Revenue:
Risk and Insurance Services             $1,092     $  784     $2,348     $1,654
Investment Management                      661        587      1,290      1,145
Consulting                                 492        379        958        727
                                        ------     ------     ------     ------
                                         2,245      1,750      4,596      3,526
                                        ------     ------     ------     ------
Expense:
Compensation and Benefits                1,126        866      2,295      1,717
Other Operating Expenses                   688        538      1,351      1,059
Special Charge                              84          -         84          -
                                        ------     ------     ------     ------
                                         1,898      1,404      3,730      2,776
                                        ------     ------     ------     ------

Operating Income                        $  347     $  346     $  866     $  750
                                        ======     ======     ======     ======

Operating Income Margin                   15.5%      19.8%      18.8%      21.3%
                                        ======     ======     ======     ======

-------------------------------------------------------------------------------

Revenue, derived mainly from commissions and fees, rose 28% from the second quarter of 1998 and grew by 30% for the six months. This increase primarily is due to the acquisition in November 1998 of Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups. Sedgwick's results were not reflected in MMC's consolidated results of operations in the first half of 1998.

Excluding the impact of acquisitions and dispositions, revenue, on a consolidated basis, grew approximately 8% over 1998 for the quarter with a 12% revenue increase in the investment management segment, approximately a 5% increase in risk and insurance services and 10% growth in revenue in the consulting segment. The increases in the respective segments were driven predominantly by higher levels of business activity in those businesses. For the six months, revenue excluding acquisitions and dispositions rose approximately 8%.

Operating expenses rose 35% in the second quarter of 1999 primarily reflecting the acquisition of Sedgwick and the impact of a special charge relating to costs resulting from the Sedgwick integration process. Excluding acquisitions, dispositions and the special charge, expenses grew approximately 6% in the second quarter primarily reflecting staff growth in the consulting segment and generally higher incentive compensation commensurate with strong operating performance. Increased amortization of deferred commissions from both increased sales and redemptions of Putnam Funds also contributed to the expense increase. For the six months, expenses rose approximately 7% excluding acquisitions, dispositions and the special charge.

In the second quarter of 1999, MMC recorded a special charge of $84 million representing initial costs relating to the integration of Sedgwick. These costs include severance and related benefits of $71 million associated with the planned reduction of approximately 1,000 MMC positions worldwide and a $13 million charge associated with certain acquisition-related awards pertaining to the Sedgwick transaction. Of the total special charge, $73 million was applicable to risk and insurance services and $11 million related to consulting. The net impact of the special charge was $51 million after tax, or $.19 per diluted share. In addition, $99 million of severance and benefit-related costs for the planned reduction of over 1,500 positions of Sedgwick were allocated to the cost of the acquisition.

Of the combined severance-related costs totaling $170 million, cash payments of approximately $73 million have been made as of June 30, 1999. The remaining actions are expected to be completed by the end of 1999. The utilization of these charges is summarized in Note 8 to the consolidated financial statements.

It is expected that another charge will be taken in the fourth quarter related to additional integration efforts.

MMC expects to achieve gross consolidation savings of at least $200 million upon the full integration of Sedgwick with the majority expected to be realized in the year 2000.

Risk and Insurance Services
-------------------------------------------------------------------------------
                                      Second Quarter             Six Months
(In millions of dollars)              1999        1998        1999         1998
-------------------------------------------------------------------------------

Revenue                              $1,092      $  784      $2,348      $1,654
Expense (a)                             921         639       1,883       1,276
                                     ------      ------      ------      ------
Operating Income                     $  171      $  145      $  465      $  378
                                     ======      ======      ======      ======
Operating Income Margin                15.6%       18.5%       19.8%       22.8%
                                     ======      ======      ======      ======

-------------------------------------------------------------------------------

(a) Excluding special charge.

Revenue
Revenue for the risk and insurance services segment grew 39% over the second quarter of 1998 primarily due to the Sedgwick acquisition. Excluding acquisitions and dispositions, revenue for risk and insurance services operations rose approximately 5% primarily reflecting the effect of net new business development. For the six months, revenue for risk and insurance services increased 42% over the same period last year primarily as a result of the Sedgwick acquisition. Excluding acquisitions and dispositions, risk and insurance services revenue rose approximately 5% during the first half of 1999. Overall, market conditions remained competitive in the second quarter as substantial excess insurance capacity continued to exist. However, the rate of decline in commercial insurance premium rates has lessened as compared with the prior year.

Expense
Risk and insurance services expenses increased 44% for the second quarter and 48% for the first six months of 1999, largely attributable to the acquisition of Sedgwick. Excluding acquisitions and dispositions, expenses increased approximately 4% from the second quarter of 1998 primarily reflecting costs associated with a higher volume of business and increased technology spending, offset by the realization of net integration savings related to the Johnson & Higgins transaction, which closed in March 1997. For the six months, expenses for risk and insurance services, excluding acquisitions and dispositions, rose approximately 4%.

Investment Management
-------------------------------------------------------------------------------
                                      Second Quarter             Six Months
(In millions of dollars)              1999        1998         1999        1998
-------------------------------------------------------------------------------

Revenue                              $  661      $  587      $1,290      $1,145
Expense                                 441         423         870         829
                                     ------      ------      ------      ------
Operating Income                     $  220      $  164      $  420      $  316
                                     ======      ======      ======      ======
Operating Income Margin                33.2%       28.0%       32.5%       27.6%
                                     ======      ======      ======      ======
-------------------------------------------------------------------------------

Revenue
Putnam's revenue increased 12% compared with the second quarter of 1998 and 13% for the six months, reflecting strong growth in the level of average assets under management on which management fees are earned. Assets under management aggregated $325 billion at June 30, 1999 compared with $306 billion at the end of the first quarter, reflecting $4 billion of net new fund sales and additional institutional investments, as well as growth in market value of $15 billion related to an increase in equity market levels during the quarter.

Expense
Expenses grew 4% in the second quarter of 1999 and 5% for the six months primarily due to increased amortization of deferred commissions from both increased sales and redemptions.

Quarter-end and average assets under management for the second quarter are presented below:

-------------------------------------------------------------------------------

(In billions of dollars)                                    1999           1998
-------------------------------------------------------------------------------

Mutual Funds:
Domestic Equity                                             $174            $143
Taxable Bond                                                  38              38
Tax-Free Income                                               16              16
International Equity                                          17              14
                                                            ----            ----
                                                             245             211
                                                            ----            ----
Institutional Accounts:
Fixed Income                                                  22              24
Domestic Equity                                               38              29
International Equity                                          20              14
                                                            ----            ----
                                                              80              67
                                                            ----            ----
Quarter-end Assets                                          $325            $278
                                                            ====            ====

Average Assets                                              $315            $271
                                                            ====            ====

-------------------------------------------------------------------------------

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

At the end of the second quarter, assets held in equity securities represented 77% of assets under management, compared with 72% in 1998, while investments in fixed income products represented 23%, compared with 28% last year.

Consulting
-------------------------------------------------------------------------------
                                       Second Quarter             Six Months
(In millions of dollars)               1999        1998        1999        1998
-------------------------------------------------------------------------------

Revenue                                $492        $379        $958        $727
Expense (a)                             420         326         838         641
                                       ----        ----        ----        ----
Operating Income                       $ 72        $ 53        $120        $ 86
                                       ====        ====        ====        ====
Operating Income Margin                14.7%       13.9%       12.5%       11.9%
                                       ====        ====        ====        ====
-------------------------------------------------------------------------------
(a) Excluding special charge.

Revenue
Consulting revenue increased 30% in 1999 compared with the second quarter of 1998 reflecting an increase in the level of services provided as well as the Sedgwick acquisition. Excluding acquisitions, consulting revenue increased approximately 10% in 1999. Retirement consulting revenue, which represented 43% of the consulting segment, grew 9% in the second quarter while revenue rose 15% in global compensation consulting, 7% in general management consulting and 23% in the economic consulting practice due to a higher volume of business in these practice lines. Health care consulting revenue grew 3% during the same period. For the six months, consulting revenue increased 32% over the same period of 1998 primarily reflecting the Sedgwick acquisition. Excluding acquisitions, revenue increased approximately 11% for the six months.

Expense
Consulting expenses increased 29% for the second quarter of 1999 and 31% for the six months primarily reflecting the Sedgwick acquisition. Excluding acquisitions, expenses increased approximately 7% for the second quarter and approximately 9% for the six months reflecting the effect of staff growth to support new business and higher incentive compensation commensurate with strong operating performance.

Interest
Interest income earned on corporate funds was $4 million in the second quarter of 1999 compared with $7 million in 1998. Interest expense increased to $55 million in the second quarter of 1999 from $33 million in 1998. Interest expense increased to $115 million for the six months ended June 30, 1999 from $61 million in 1998. The increase in interest expense for the quarter and six months is primarily due to incremental debt incurred in November 1998 to finance the Sedgwick acquisition.

Income Taxes
MMC's consolidated tax rate was 40.4% of income before income taxes in the second quarter and 40.2% for the first half of 1999. Excluding the tax effect of the special charges, the underlying tax rate was 40.0% compared with 39.5% last year. The increase in the 1999 tax rate is largely attributable to certain items associated with recent acquisitions. The overall tax rates are higher than the U.S. Federal statutory rate primarily because of provisions for state and local income taxes.

Liquidity and Capital Resources
MMC's cash and cash equivalents aggregated $599 million on June 30, 1999, a decrease of $11 million from the end of 1998.

Cash flow from operations includes the net cash requirements of Putnam's prepaid dealer commissions, which amounted to $6 million for the six months compared with $77 million during the same period of 1998.

MMC's capital expenditures, which amounted to $164 million in the first six months of 1999 and $134 million during the same period last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities.

As previously mentioned, during the fourth quarter of 1998, MMC acquired Sedgwick for total cash consideration of (pound)1.25 billion or approximately $2.2 billion. MMC initially financed the transaction with short-term commercial paper that was supported by a committed bank facility led by J. P. Morgan.

In April 1999, MMC completed the sale of 4.1 million common shares realizing approximately $300 million of net proceeds. In June 1999, MMC sold $600 million of 6 5/8% Senior Notes due 2004 and $400 million of 7 1/8% Senior Notes due 2009, the proceeds of which were used to repay a portion of the commercial paper borrowings that were used initially to finance the Sedgwick acquisition. The balance of the commercial paper remains outstanding.

In June 1999, MMC arranged a new $1.4 billion revolving credit facility for the use of its subsidiary, Marsh USA, Inc. Borrowings under the facility are guaranteed by MMC and support Marsh USA, Inc.'s commercial paper borrowings. The previously existing J. P. Morgan facility has been terminated.

As further explained in Note 9 to the consolidated financial statements, certain present and former subsidiaries in the United Kingdom are under review by the Personal Investment Authority concerning the disclosure and advice given to clients regarding certain personal pension transactions. The contingent exposure for pension redress and related cost is estimated to be approximately $325 million of which $170 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. All amounts in excess of anticipated insurance recoveries have been reserved for in the accompanying balance sheet. Although the timing and amount of payments relating to the pension review process cannot be predicted with certainty, it may be that MMC will temporarily fund such payments by drawing upon its existing credit lines.

Other
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, is effective for fiscal years beginning after June 15, 2000. MMC does not expect that the adoption of this standard will have a material impact on its results of operations or consolidated financial position.

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

Year  2000  Issue
MMC has substantially completed updating its systems in preparation for the Year 2000. Remaining efforts include planned installations of certain systems in conjunction with the integration of Sedgwick offices and contingency planning efforts. The systems installations are scheduled to be completed by the end of the third quarter of 1999 and contingency planning is discussed below. For this purpose, the term "systems" includes computer equipment and software that are commonly thought of as information technology ("IT") systems including accounting, data processing, telephone and other miscellaneous systems, as well as non-information technology ("non-IT") systems, such as embedded technology in MMC's facilities and equipment.

In connection with this project, which began in 1995, MMC and each of its operating segments have undertaken a five-step process consisting of (1) taking an inventory of all technical areas, including hardware, software (application and system), data, third-party services and infrastructure that could potentially be affected by the Year 2000 issue, (2) assessing the scope and severity of the issue, (3) performing necessary remediation, (4) testing/implementation and (5) preparing contingency plans for possible internal and/or external failures. Management level steering committees have been established in each operating segment and at the MMC level. The Audit Committee of MMC's Board of Directors is regularly updated on the status of MMC's Year 2000 efforts.

The individual operating units of MMC have integrated the Year 2000 risks assumed as a result of the Sedgwick acquisition. Accordingly, the statements included in this filing cover those risks.

The total cost of the Year 2000 project is estimated to be $65 million. Of the total cost, $22 million is anticipated to be incurred in 1999, $26 million was expensed during 1998 and $17 million prior to 1998. Approximately $10 million was expensed during the first six months of 1999. Such costs do not include expenses incurred in replacing systems and applications in the ordinary course which have the effect of making such systems and applications Year 2000 compliant, but which were not incurred for that specific purpose. Costs of modifying computer software for Year 2000 conversion are being charged to expense as they are incurred and are funded from operating cash flows. No significant projects have been deferred or canceled as a result of Year 2000 efforts. In 1998, Year 2000 expenses represented approximately 5% of MMC's overall information technology budget. Future costs associated with addressing this issue are not expected to have a material adverse impact on MMC's financial position or results of operations.

Non-mission critical IT and non-IT systems that could impact MMC's ability to serve clients and conduct business beyond January 1, 2000 have been assessed and are expected to be Year 2000 ready before the end of 1999. MMC recognizes that there may be some non-mission critical IT and non-IT systems utilized for internal purposes that may not be compliant by the end of 1999. It is expected that these systems will be replaced or phased out of use.

In addition, MMC is continuing its inquiries as to the state of readiness of its significant third party relationships including clients and vendors. This process has included a review of third parties' Year 2000 readiness statements and the incorporation of certain third party dependencies into MMC's test plans. Where MMC has been unable to obtain information concerning the status of a third party or has received information such that the timing or readiness status of that third party's Year 2000 project does not align with MMC's, if significant, that supplier has been or will be replaced. For example, Marsh is notifying clients when responses to its inquiries as to the status of their readiness have not been received from insurance companies.

The individual operating segments of MMC continue to analyze and monitor the potential operational problems and costs (including loss of revenues) that would be reasonably likely to result from MMC's failure or the failure of certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis. For internal systems, although MMC's expectation is that no significant disruption will occur, MMC's 1999 test plans and contingency processes have been or will be designed to address such a risk. For third party risks, efforts are being made to assess and test those risks. For example, Putnam has been actively involved in industry-wide Year 2000 testing. Putnam has successfully participated in all aspects of "Street-wide Testing" carried out under the auspices of the Securities Industry Association. Putnam will participate in all future testing.

To prepare for the potential for disruptions as noted above, MMC is in the process of identifying the most reasonably likely worst case scenarios presented by the Year 2000 problem and completing a contingency plan for dealing with such scenarios. This process has been based, in part, upon MMC's existing disaster recovery process. These analyses and contingency plans will be completed during the second half of 1999. While MMC expects its Year 2000 efforts to reduce the scope and likelihood of potential Year 2000 failures, due to the overall uncertainty of the effect of a potential failure in Year 2000 readiness, particularly with respect to MMC's business partners or the communities in which MMC operates, MMC is unable specifically to determine whether any particular failure or groups of failures will have a material adverse impact on MMC.



                           PART II, OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                  JUNE 30, 1999



Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of MMC was held on May 20, 1999. Represented at the Meeting, at which stockholders took the following actions, were 203,474,355 shares or 79.3 percent of MMC's 256,478,034 shares of common stock outstanding and entitled to vote:

          1. Each of the seven nominees for election as directors received at least 200,171,753 or 98.4 percent of the shares represented at the meeting. They are Jeffrey W. Greenberg, Stephen R. Hardis, The Rt. Hon. Lord Lang of Monkton, John D. Ong, Saxon Riley, Adele Smith Simmons and A.J.C. Smith.

               George Putnam retired from the board, having served as a director since 1987.

          2. Shareholders approved an amendment to MMC's Restated Certificate of Incorporation increasing the number of authorized shares of common stock to 800 million from 400 million with a vote of 178,519,697 or 69.6 percent of the shares issued and outstanding (24,187,956 opposing and 766,702 abstaining).

          3. Shareholders approved the Marsh & McLennan Companies 1999 Employee Stock Purchase Plan with a vote of 172,573,833 or 90.5 percent of the shares represented (17,356,764 opposing, 692,554 abstaining and 12,851,204 broker non-votes).

          4. Deloitte & Touche LLP was ratified as MMC's independent public accountants for the year ending December 31, 1999, with a vote of 202,047,523 or 99.3 percent of the shares represented (577,938 opposing and 848,894 abstaining).

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

                    4.1  Indenture  dated as of June 14,  1999  between  MMC and
                         State  Street  Bank  and  Trust  Company,   as  trustee
                         (incorporated by reference to the registrant's Registration Statement on Form S-3, Registration No. 333-67543)

                    4.2 First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee

                    10.1 First Amendment dated as of May 20, 1999 to the Marsh &
                         McLennan Capital, Inc. Long Term Incentive Plan

                    27   Financial Data Schedule

          (b)  Reports on Form 8-K

                    A Current Report on Form 8-K dated April 12, 1999 was filed by MMC in connection with its registered block trade of 4.1 million shares of its common stock to Goldman, Sachs & Co.



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES






                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 13th day of August, 1999 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                                                MARSH & McLENNAN COMPANIES, INC.



                                                /s/ Frank J. Borelli
                                                Senior Vice President and
                                                Chief Financial Officer