Form 10-Q
period 1999-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1999-11-15
CIK 62709

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For quarter ended September 30, 1999



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

     As of October 31, 1999, there were outstanding 266,794,823 shares of common stock, par value $1.00 per share, of the registrant.


--------------------------------------------------------------------------------







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



                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)



                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      1999       1998        1999         1998
                                    -------     -------     -------     -------

Revenue                             $ 2,227     $ 1,719     $ 6,823     $ 5,245

Expense                               1,802       1,384       5,532       4,160
                                    -------     -------     -------     -------

Operating Income                        425         335       1,291       1,085

Interest Income                           6           5          17          17

Interest Expense                        (59)        (33)       (174)        (94)
                                    -------     -------     -------     -------

Income Before Income Taxes              372         307       1,134       1,008

Income Taxes                            149         121         455         398
                                    -------     -------     -------     -------

Net Income                          $   223     $   186     $   679     $   610
                                    =======     =======     =======     =======

Basic Net Income
 Per Share                          $   .84     $   .73     $  2.60     $  2.38
                                    =======     =======     =======     =======

Diluted Net Income
 Per Share                          $   .81     $   .69     $  2.47     $  2.28
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Basic                    264         256         262         256
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Diluted                  273         263         270         264
                                    =======     =======     =======     =======

Dividends Declared                  $   .45     $   .40     $  1.30     $  1.13
                                    =======     =======     =======     =======



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                     (Unaudited)
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
ASSETS

Current assets:

Cash and cash equivalents                                $    641      $    610
                                                         --------      --------

Receivables-
  Commissions and fees                                      1,807         1,575
  Advanced premiums and claims                                134           129
  Other receivables                                           297           294
                                                         --------      --------
                                                            2,238         1,998

  Less-allowance for doubtful accounts                        (85)          (89)
                                                         --------      --------
  Net receivables                                           2,153         1,909
                                                         --------      --------
Prepaid dealer commissions -
 current portion                                              317           315
Other current assets                                          292           411
                                                         --------      --------

    Total current assets                                    3,403         3,245

Long-term securities                                          576           828

Fixed assets, net                                           1,346         1,287
(net of accumulated depreciation and
 amortization of $814 at September 30, 1999
 and $820 at December 31, 1998)

Intangible assets                                           5,108         4,826

Prepaid dealer commissions                                    786           799

Other assets                                                1,170           886
                                                         --------      --------
                                                         $ 12,389      $ 11,871
                                                         ========      ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                      (Unaudited)
                                                      September 30, December 31,
                                                         1999          1998
                                                      ------------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $  1,015      $  2,234
Accounts payable and accrued liabilities                    1,142         1,338
Accrued compensation and employee benefits                    919           841
Accrued income taxes                                          362           385
Dividends payable                                             121           104
                                                         --------      --------
  Total current liabilities                                 3,559         4,902
                                                         --------      --------

Fiduciary liabilities                                       3,488         3,257
Less - cash and investments held in
       a fiduciary capacity                                (3,488)       (3,257)
                                                         --------      --------
                                                             --            --
                                                         --------      --------


Long-term debt                                              2,591         1,590
                                                         --------      --------
Other liabilities                                           1,967         1,720
                                                         --------      --------
Commitments and contingencies                                --            --
                                                         --------      --------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                              --            --
Common stock, $1 par value, authorized
  800,000,000 shares, issued 268,042,036
  shares at September 30, 1999 and
  258,867,125 at December 31, 1998                            268           259
Additional paid-in capital                                  1,383           889
Retained earnings                                           2,747         2,412
Accumulated other comprehensive income                        (30)          206
                                                         --------      --------
                                                            4,368         3,766
Less - treasury shares, at cost,
 1,558,956 shares at September 30, 1999 and
 1,956,825 shares at December 31, 1998                        (96)         (107)
                                                         --------      --------
 Total stockholders' equity                                 4,272         3,659
                                                         --------      --------
                                                         $ 12,389      $ 11,871
                                                         ========      ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                   September 30,
                                                             -------------------
                                                             1999          1998
Operating cash flows:
Net income                                                 $   679      $   610
   Depreciation of fixed assets                                165          125
   Amortization of intangible assets                           112           56
   Provision for deferred income taxes                         114           83
   Other liabilities                                            21           61
   Prepaid dealer commissions                                   11          (95)
   Other, net                                                   45          (10)
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                                (244)        (138)
   Other current assets                                        135           82
   Accounts payable and accrued liabilities                   (295)        (146)
   Accrued compensation and employee benefits                   78           86
   Accrued income taxes                                         37          114
   Effect of exchange rate changes                             (24)          39
                                                           -------      -------
   Net cash generated from operations                          834          867
                                                           -------      -------

Financing cash flows:
Net (decrease) increase in commercial paper                   (868)         453
Other borrowings                                             1,137           32
Other repayments                                              (523)        (204)
Purchase of treasury shares                                    (13)        (195)
Issuance of common stock                                       482          171
Dividends paid                                                (327)        (276)
                                                           -------      -------
   Net cash used for financing activities                     (112)         (19)
                                                           -------      -------

Investing cash flows:
Additions to fixed assets                                     (276)        (216)
Acquisitions                                                  (357)        (373)
Other, net                                                     (56)         (21)
                                                           -------      -------
   Net cash used for investing activities                     (689)        (610)
                                                           -------      -------

Effect of exchange rate changes on cash
 and cash equivalents                                           (2)           5
                                                           -------      -------

Increase in cash & cash equivalents                             31          243

Cash & cash equivalents at beginning of period                 610          424
                                                           -------      -------

Cash & cash equivalents at end of period                   $   641      $   667
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

        The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-and nine-month periods ended September 30, 1999 and 1998.

2.      Fiduciary Assets and Liabilities

        In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $129 million and $98 million for the nine months ended September 30, 1999 and 1998, respectively.

        Net uncollected premiums and claims and the related payables amounting to $10.7 billion at September 30, 1999 and $10.0 billion at December 31, 1998 are not included in the accompanying Consolidated Balance Sheets.

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

        The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month and nine-month periods ended September 30, 1999 and 1998.

        (In millions)
                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30,
                                           ------------------  -----------------
                                             1999      1998      1999      1998

Net income                                  $ 223     $ 186     $ 679     $ 610

Less:  Potential minority
  interest associated
  with Putnam Equity
  Partnership Plan                             (4)       (5)      (12)       (8)
                                            -----     -----     -----     -----

Net income for diluted
  earnings per share                        $ 219     $ 181     $ 667     $ 602
                                            =====     =====     =====     =====

Basic weighted average
 common shares outstanding                    264       256       262       256

Dilutive effect of stock options                9         7         8         8
                                            -----     -----     -----     -----

Diluted weighted average
 common shares outstanding                    273       263       270       264
                                            =====     =====     =====     =====

4.      Comprehensive Income

        MMC has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Net unrealized gains and losses on MMC's available for sale securities as well as foreign exchange gains or losses, which prior to adoption were reported separately in stockholders' equity, are now included in other comprehensive income.

        The components of comprehensive income for the nine-month periods ended September 30, 1999 and 1998 are as follows:

                                                                  1999      1998
                                                                 ----      ----

Foreign currency translation adjustments                        $ (76)    $  60
Unrealized securities holding gains (losses),
  net of income taxes                                            (139)       10
Less:  Reclassification adjustment for gains
       included in net income, net of income taxes                (21)      (21)
                                                                -----     -----
Other comprehensive income (loss)                                (236)       49
Net income                                                        679       610
                                                                -----     -----
Comprehensive income                                            $ 443     $ 659
                                                                =====     =====

5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

        The  following  schedule  provides  additional   information  concerning
        acquisitions and interest and income taxes paid:

                                                               Nine Months Ended
                                                                   September 30,
                                                               -----------------
                 (In millions of do1lars)                      1999         1998
                 Purchase acquisitions:
                   Assets acquired, excluding cash             $357         $373
                   Liabilities assumed                           --           --
                                                               ----         ----
                 Net cash outflow for acquisitions             $357         $373
                                                               ====         ====

                 Interest paid                                 $144         $107
                                                               ====         ====

                 Income taxes paid                             $274         $230
                                                               ====         ====

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

7.      Acquisitions

        In July 1999, MMC acquired a 25% ownership interest in Thomas H. Lee Partners, a private equity business.

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

        The proceeds of these sales were used to repay a portion of the commercial paper borrowings. The business combination is being accounted for using the purchase method of accounting. Accordingly, goodwill of approximately $2.1 billion resulting from the preliminary purchase price allocation is being amortized over 40 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when purchase accounting is finalized in the fourth quarter of 1999.

        The following unaudited pro forma summary presents the consolidated results of operations of MMC as if the Sedgwick business combination had occurred on January 1, 1998. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future. The pro forma information reflected below includes the net impact of pretax special charges of $185 million recorded by Sedgwick prior to its being acquired by MMC, primarily related to pension redress issues discussed in Note 9.

        (In millions of dollars, except per share figures)

                                                            Nine Months Ended
                                                            September 30, 1998

        Revenue                                                   $6,344
        Net Income                                                   478
        Basic Net Income per share                                  1.82
        Diluted Net Income per share                                1.74

        Dispositions: As part of the combination with Sedgwick, MMC acquired several insurance underwriting companies that were already in run-off as well as consulting businesses not compatible with its existing operations. MMC intends to sell these operations and accordingly, $76 million and $84 million of net assets of these businesses at September 30, 1999 and December 31, 1998, respectively, are included in other current assets in the Consolidated Balance Sheets as assets to be sold. The net assets are stated at their estimated realizable value.

        The results of operations as well as the incremental interest expense incurred in financing the purchase of these companies is not material to the consolidated results of operations of MMC for the three months and nine months ended September 30, 1999.

8.      Special Charge

        In the second quarter of 1999, MMC recorded a special charge of $84 million that reduced diluted net income per share by $0.19. This charge includes $71 million of merger costs related to the combination with Sedgwick and $13 million representing acquisition-related awards pertaining to the Sedgwick transaction.

        The merger costs of $71 million represent severance and related benefits associated with the planned reduction of approximately 1,000 MMC positions worldwide. In addition, in the second quarter of 1999, $99 million representing severance and related benefits for the planned reduction of over 1,500 positions of Sedgwick has been allocated to the cost of the acquisition. Through September 30, 1999, $50 million has been paid related to the termination of approximately 980 MMC employees and $70 million has been paid related to the termination of approximately 1,300 Sedgwick employees.

        A further charge will be taken in the fourth quarter related to additional integration efforts including staff reductions and office consolidations.

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

        An action captioned "Aiena et al. vs. Olsen et al." ("Aiena") is pending in the United States District Court for the Southern District of New York by certain former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in March 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and MMC. The action essentially challenges the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages. Two other former directors of J&H brought similar actions (Sempier v. Olsen et al.; and Clements v. Olsen et al.), which are also pending before the United States District Court for the Southern District of New York and are contemplated to proceed together with the Aiena action. On October 12, 1999, the Court dismissed MMC entirely from these three cases and dismissed certain (but not all) of the claims brought against J&H. The principal surviving claims asserted against J&H in these cases include a claim under the federal securities laws and a claim for breach of ERISA. The cases are in their preliminary stages.

        Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of September 30, 1999, settlements and related costs previously paid amount to approximately $110 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $305 million. Sedgwick has recorded $155 million of reserves and recognized approximately $150 million of insurance recoveries related to this exposure.

        Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $135 million. Approximately $120 million of this amount is expected to be recovered from insurers and accounting reserves have been provided for the remaining balance. As of September 30, 1999, settlements and related costs previously paid total approximately $35 million.

        MMC continues to refine evaluation of its United Kingdom Pension Investment Authority review exposure. MMC 's ultimate exposure from such review as presently calculated and including Sedgwick, is subject to a number of variable factors including, among others, equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the U.K. Pension Investment Authority for calculating compensation, and the precise scope, duration, and methodology of the review as required by that Authority.

        As part of the combination with Sedgwick, MMC acquired several insurance underwriting companies that were already in run-off. MMC intends to sell these operations. Sedgwick had given guarantees with respect to certain liabilities relating to some of these operations.

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

        Selected information about MMC's operating segments for the nine-month periods ended September 30, 1999 and 1998 follow:

        (In millions of dollars)                         Revenue        Segment
                                                       from External   Operating
                                                         Customers       Income
          1999
          Risk and Insurance Services                     $3,403 (a)      $  630
          Investment Management                            1,963             630
          Consulting                                       1,457             192
                                                          ------          ------
                                                          $6,823          $1,452
                                                          ======          ======
          1998
          Risk and Insurance Services                     $2,418 (a)      $  494
          Investment Management                            1,713             495
          Consulting                                       1,114             141
                                                          ------          ------
                                                          $5,245          $1,130
                                                          ======          ======

     (a) Includes interest income on fiduciary funds ($129 million in 1999 and $98 million in 1998).



        A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

                                                          1999           1998
                                                         -------         ------

        Total segment operating income                    $1,452         $1,130
        Severance and related benefits (Note 8)              (71)             -
        Acquisition-related charges (Note 8)                 (13)             -
        Corporate expense                                    (73)           (45)
        Minority interest associated with the
          Putnam Equity Partnership Plan                      (4)             -
                                                          ------         ------
          Operating income                                 1,291          1,085
        Interest income                                       17             17
        Interest expense                                    (174)           (94)
                                                          ------         ------
        Total income before income taxes                  $1,134         $1,008
                                                          ======         ======



                 Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             Third Quarter and Nine Months Ended September 30, 1999

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

The consolidated results of operations follow:
--------------------------------------------------------------------------------
                                           Third Quarter          Nine Months
(In millions of dollars)                  1999       1998      1999        1998
--------------------------------------------------------------------------------


Revenue:
Risk and Insurance Services             $1,055     $  764     $3,403     $2, 418
Investment Management                      673        568      1,963      1,713
Consulting                                 499        387      1,457      1,114
                                        ------     ------     ------     ------
                                         2,227      1,719      6,823      5,245
                                        ------     ------     ------     ------
Expense:
Compensation and Benefits                1,118        860      3,413      2,577
Other Operating Expenses                   684        524      2,035      1,583
Special Charge                            --         --           84       --
                                        ------     ------     ------     ------
                                         1,802      1,384      5,532      4,160
                                        ------     ------     ------     ------

Operating Income                        $  425     $  335     $1,291     $1,085
                                        ======     ======     ======     ======

Operating Income Margin                   19.1%      19.5%      18.9%      20.7%
                                        ======     ======     ======     ======

--------------------------------------------------------------------------------

Revenue, derived mainly from commissions and fees, rose by 30% from both the third quarter and nine months of 1998. This increase is primarily due to the acquisition in November 1998 of Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups. Sedgwick's results were not reflected in MMC's consolidated results of operations in the first nine months of 1998. In addition, revenue from the Investment Management segment increased as average assets under management were substantially higher than the comparable figures in the previous year.

Excluding the impact of acquisitions and dispositions, revenue, on a consolidated basis, grew approximately 10% over 1998 for the quarter with an 18% revenue increase in the investment management segment, approximately a 4% increase in risk and insurance services and 9% growth in revenue in the consulting segment. The increases in the respective segments were driven predominantly by higher levels of business activity in those businesses. For the nine months, revenue excluding acquisitions and dispositions rose approximately 9%.

Operating expenses rose 30% in the third quarter of 1999 primarily reflecting the acquisition of Sedgwick. Excluding acquisitions and dispositions, expenses grew approximately 8% in the third quarter primarily reflecting staff growth in the consulting segment and higher incentive compensation within the investment management and consulting segments commensurate with strong operating performance. For the nine months, the increase in expenses of 33% is primarily due to the Sedgwick acquisition and also includes a special charge of $84 million recorded in the second quarter of 1999, which is described in more detail below. Excluding acquisitions, dispositions and the special charge, expenses for the nine months rose approximately 7%.

MMC recorded a special charge of $84 million in the second quarter of 1999, representing initial costs relating to the integration of Sedgwick. These costs include severance and related benefits of $71 million associated with the planned reduction of approximately 1,000 MMC positions worldwide and a $13 million charge associated with certain acquisition-related awards pertaining to the Sedgwick transaction. Of the total special charge, $73 million was applicable to risk and insurance services and $11 million related to consulting. The net impact of the special charge was $51 million after tax, or $.19 per diluted share. In addition, $99 million of severance and benefit-related costs for the planned reduction of over 1,500 positions of Sedgwick were allocated to the cost of the acquisition.

Of the combined severance-related costs totaling $170 million, cash payments of approximately $120 million have been made as of September 30, 1999. The remaining actions are expected to be completed by the end of 1999. The utilization of these charges is summarized in Note 8 to the consolidated financial statements.

A further charge will be taken in the fourth quarter related to additional integration efforts including staff reductions and office consolidations.

MMC expects to achieve gross consolidation savings of at least $200 million upon the full integration of Sedgwick, with the majority expected to be realized in the year 2000. Net annual savings are expected to be at least $100 million after giving effect to certain incremental costs including goodwill amortization.

Risk and Insurance Services
--------------------------------------------------------------------------------
                                        Third Quarter             Nine Months
(In millions of dollars)               1999       1998          1999       1998
--------------------------------------------------------------------------------


Revenue                              $1,055     $  764     $   3,403     $2,418
Expense                                 890        648     2,773 (a)      1,924
                                     ------     ------     ---------     ------
Operating Income                     $  165     $  116     $     630     $  494
                                     ======     ======     =========     ======
Operating Income Margin                15.6%      15.2%         18.5%      20.4%
                                     ======     ======     =========     ======

--------------------------------------------------------------------------------
(a)   Excluding special charge.

Revenue
Revenue for the risk and insurance services segment increased 38% from the third quarter of 1998 primarily due to the Sedgwick acquisition. Excluding acquisitions, dispositions and the impact of foreign exchange, revenue for risk and insurance services operations rose approximately 4% primarily reflecting the effect of net new business development. For the nine months, revenue for risk and insurance services increased 41% over the same period last year primarily as a result of the Sedgwick acquisition. Excluding acquisitions and dispositions, risk and insurance services revenue rose approximately 5% during the first nine months of 1999.

Expense
Risk and insurance services expenses increased 37% for the third quarter and 44% for the first nine months of 1999, largely attributable to the acquisition of Sedgwick. Excluding acquisitions, dispositions and the effect of foreign exchange, expenses increased approximately 1% from the third quarter of 1998 primarily reflecting costs associated with higher technology spending offset, in large part, by the realization of net integration savings related to the Sedgwick transaction. For the nine months, expenses for risk and insurance services, excluding acquisitions and dispositions, rose approximately 3%.

Investment Management
--------------------------------------------------------------------------------
                                         Third Quarter            Nine Months
(In millions of dollars)                1999        1998       1999        1998
--------------------------------------------------------------------------------


Revenue                              $  673      $  568      $1,963      $1,713
Expense                                 463         389       1,333       1,218
                                     ------      ------      ------      ------
Operating Income                     $  210      $  179      $  630      $  495
                                     ======      ======      ======      ======
Operating Income Margin                31.2%       31.5%       32.1%       28.9%
                                     ======      ======      ======      ======

--------------------------------------------------------------------------------

Revenue
Putnam's revenue increased 18% compared with the third quarter of 1998 and 15% for the nine months reflecting a strong increase in the level of assets under management on which management fees are earned. Assets under management aggregated $318 billion at September 30, 1999 compared with $253 billion at September 30, 1998, reflecting $15 billion of mutual fund net new sales and additional investments by institutional accounts and a $50 billion increase resulting from higher equity market levels. Compared with June 30, 1999, assets under management declined $7 billion, as a $2 billion cash inflow from net new fund sales and additional institutional investments was offset by a $9 billion reduction in market value related to a decline in equity market levels during the quarter.

Expense
Putnam's expenses rose 19% in the third quarter of 1999 reflecting an increase in incentive compensation commensurate with operating performance, increased amortization of deferred commissions from both increased sales and redemptions, as well as goodwill amortization arising from the July 1999 joint venture investment with Thomas H. Lee Partners. For the nine months, expenses rose 9% from 1998 levels.

Quarter-end and average assets under management for the third quarter are presented below:

--------------------------------------------------------------------------------
(In billions of dollars)                                      1999          1998
--------------------------------------------------------------------------------


Mutual Funds:
Domestic Equity                                                $163         $125
Taxable Bond                                                     37           37
Tax-Free Income                                                  15           17
International Equity                                             22           12
                                                               ----         ----
                                                                237          191
                                                               ----         ----
Institutional Accounts:
Fixed Income                                                     21           25
Domestic Equity                                                  36           25
International Equity                                             24           12
                                                               ----         ----
                                                                 81           62
                                                               ----         ----

Quarter-end Assets                                             $318         $253
                                                               ====         ====

Average Assets Under Management                                $268         $323
                                                               ====         ====

--------------------------------------------------------------------------------

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

At the end of the third quarter, assets held in equity securities represented 77% of assets under management compared with 69% in 1998, while investments in fixed income products represented 23% compared with 31% last year.

Consulting
--------------------------------------------------------------------------------
                                        Third Quarter             Nine Months
(In millions of dollars)               1999       1998          1999       1998
--------------------------------------------------------------------------------


Revenue                              $  499     $  387     $   1,457     $1,114
Expense                                 427        332         1,265 (a)    973
                                     ------     ------     ---------     ------
Operating Income                     $   72     $   55     $     192     $  141
                                     ======     ======     =========     ======
Operating Income Margin                14.5%      14.1%         13.2%      12.7%
                                     ======     ======     =========     ======

--------------------------------------------------------------------------------
(a)   Excluding special charge.

Revenue
Consulting revenue increased 29% in 1999 compared with the third quarter of 1998 reflecting an increase in the level of services provided as well as the Sedgwick acquisition. Excluding acquisitions, consulting revenue increased approximately 9% in the third quarter of 1999. Retirement consulting revenue, which represented 43% of the consulting segment, grew 9% in the third quarter while revenue rose 15% in global compensation consulting, 9% in general management consulting and 9% in the economic consulting practice due to a higher volume of business in these practice lines. Health care consulting revenues remained constant during the same period. For the nine months, consulting revenue increased 31% over the same period of 1998 partially reflecting the Sedgwick acquisition. Excluding acquisitions, revenue increased approximately 10% for the nine months.

Expense
Consulting expenses increased 29% for the third quarter of 1999 and 30% for the nine months primarily reflecting the Sedgwick acquisition. Excluding acquisitions and dispositions, expenses increased 6% for the third quarter and 8% for the nine months primarily reflecting the effect of staff growth to support new business and higher incentive compensation commensurate with strong operating performance.

Interest
Interest income earned on corporate funds was $6 million in the third quarter of 1999 and $5 million in 1998. Interest expense increased to $59 million in the third quarter of 1999 from $33 million in 1998. Interest expense increased to $174 million for the nine months ended September 30, 1999 from $94 million in 1998. The increase in interest expense for the quarter and nine months is primarily due to incremental debt incurred in November 1998 to finance the Sedgwick acquisition as well as incremental debt incurred during the quarter to support approximately $385 million of initiatives including Putnam's joint venture investment with Thomas H. Lee Partners, the purchase of additional floors at MMC's worldwide headquarters in New York City and several Marsh & McLennan Capital initiated investments.

Income Taxes
MMC's consolidated tax rate was 40.0% of income before income taxes in the third quarter and 40.1% for the first nine months of 1999. Excluding the tax effect of the special charges, the underlying tax rate was 40% compared with 39.5% last year. The increase in the 1999 tax rate is largely attributable to certain items associated with recent acquisitions. The overall tax rates are higher than the U.S. Federal statutory rate primarily because of provisions for state and local income taxes.

Liquidity and Capital Resources
MMC's cash and cash equivalents aggregated $641 million on September 30, 1999, an increase of $31 million from the end of 1998.

     Cash flow from operations includes the net cash flows associated with Putnam's prepaid dealer commissions, which amounted to an $11 million cash inflow for the nine months of 1999 compared with a $95 million outflow during the same period of 1998 as prepaid dealer commissions have stabilized at approximately $1.1 billion.

MMC's capital expenditures, which amounted to $276 million in the first nine months of 1999 and $216 million during the same period last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities.

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

During the third quarter of 1999, MMC completed investments totaling approximately $385 million relating to Putnam's joint venture with Thomas H. Lee Partners (THL), the purchase of additional floors at its worldwide headquarters in New York City and several Marsh & McLennan Capital investments. MMC has committed to potential future investments of approximately $500 million in connection with the formation of Marsh & McLennan Capital's Trident II Fund and the THL joint venture. MMC expects to fund these commitments, in part, with sales proceeds from existing investments. These commitments will be funded over the next several years if certain investment levels and performance targets are met.

As further explained in Note 9 to the consolidated financial statements, certain present and former subsidiaries in the United Kingdom are under review by the Personal Investment Authority concerning the disclosure and advice given to clients regarding certain personal pension transactions. The contingent exposure for pension redress and related cost is estimated to be approximately $440 million of which $270 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. All amounts in excess of anticipated insurance recoveries have been reserved for in the accompanying balance sheet. Although the timing and amount of payments relating to the pension review process cannot be predicted with certainty, MMC may temporarily fund such payments by drawing upon its existing credit lines.

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

Year 2000 Issue
MMC has substantially completed remediating its systems in preparation for the Year 2000 and believes all mission critical systems have been remediated.
Remaining efforts include planned installations of certain systems in conjunction with the integration of Sedgwick offices and contingency planning efforts. These installations are expected to be completed by November 15, 1999. For this purpose, the term "systems" includes computer equipment and software that are commonly thought of as information technology ("IT") systems including accounting, data processing, telephone and other miscellaneous systems, as well as non-information technology ("non-IT") systems, such as embedded technology in MMC's facilities and equipment.

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

The total cost of the Year 2000 project is estimated to be $60 million. Of the total cost, $17 million is anticipated to be incurred in 1999, $26 million was expensed during 1998 and $17 million prior to 1998. Approximately $12 million was expensed during the first nine months of 1999. Such costs do not include expenses incurred in replacing systems and applications in the ordinary course which have the effect of making such systems and applications Year 2000 compliant, but which were not incurred for that specific purpose. Costs of modifying computer software for Year 2000 conversion are being charged to expense as they are incurred and are funded from operating cash flows. No significant projects have been deferred or canceled as a result of Year 2000 efforts. In 1998, Year 2000 expenses represented approximately 5% of MMC's overall information technology budget. For 1999 anticipated expenses represent approximately 3% of the budget. Future costs associated with addressing this issue are not expected to have a material adverse impact on MMC's financial position or results of operations.

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

The individual operating segments of MMC continue to analyze and monitor the potential operational problems and costs (including loss of revenues) that would be reasonably likely to result from MMC's failure or the failure of certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis. For internal systems, although MMC's expectation is that its remediation efforts have been sufficient to prevent significant disruption, MMC's 1999 test plans and contingency processes have been or will be designed to address such a risk. For third party risks, efforts are being made to assess and test those risks. For example, Putnam has been actively involved in industry-wide Year 2000 testing. Putnam has successfully participated in all aspects of "Street-wide Testing" carried out under the auspices of the Securities Industry Association.

To prepare for the potential for disruptions as noted above, MMC and each of its operating companies are in the process of identifying the most reasonably likely worst case scenarios presented by the Year 2000 problem and completing a contingency plan for dealing with such scenarios. This process has been based, in part, upon the existing disaster recovery process of MMC and its operating companies. These analyses and contingency plans will be completed during the fourth quarter of 1999. While MMC expects its Year 2000 efforts to reduce the scope and likelihood of potential Year 2000 failures, due to the overall uncertainty of the effect of a potential failure in Year 2000 readiness, particularly with respect to MMC's business partners or the communities in which MMC operates, MMC is unable specifically to determine whether any particular failure or groups of failures will have a material adverse impact on MMC.



                           PART II, OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                               SEPTEMBER 30, 1999



Item 1.   Legal Proceedings

          On July 28, 1999, J&H entered into a Consent Judgment with the Equal Employment Opportunity Commission ("EEOC"), settling a litigation brought by the EEOC against J&H in 1993 in the United States District Court for the Southern District of New York. The action alleged that a mandatory retirement policy for directors then in effect at J&H violated the federal Age Discrimination in Employment Act. The Consent Judgment, which requires J&H to pay certain former directors of J&H a total of $28 million, was approved by the Court, and the action has since been closed by the Court. Pursuant to the Stock Purchase Agreement between MMC and J&H and the stockholders of J&H, MMC will bear one-half of the settlement amount and expenses in this action. This lawsuit was fully reserved in MMC's financial statements.


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 27.   Financial Data Schedule

          (b)    Reports on Form 8-K

                 None



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES






                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 15th day of November, 1999 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                                             MARSH & McLENNAN COMPANIES, INC.



                                             /s/ Frank J. Borelli
                                             Senior Vice President and
                                             Chief Financial Officer