Form 10-Q/A
period 1999-09-30
MARSH & MCLENNAN COMPANIES INC
filed 1999-12-23
CIK 62709

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                   FORM 10-Q/A


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





                                Explanatory Note

On November 15, 1999, Marsh & McLennan Companies, Inc. ("MMC") filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, with the Securities and Exchange Commission (the "Commission").

MMC is now filing with the Commission its amended Quarterly Report on Form 10-Q/A. The sole purpose for filing the amended Quarterly Report is to correct the inadvertent transposition of the reported "average assets under management" for Putnam Investments, Inc. in the third quarter of 1999 compared with 1998 contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Each of the other figures set forth in the Quarterly Report on Form 10-Q is correct.

This  amended  Quarterly  Report  restates  the entire  MD&A as required by Rule
12b-15.


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

Quarter-end and average assets under management for the third quarter are presented below:

--------------------------------------------------------------------------------
(In billions of dollars)                                       1999         1998
--------------------------------------------------------------------------------


Mutual Funds:
Domestic Equity                                                $163         $125
Taxable Bond                                                     37           37
Tax-Free Income                                                  15           17
International Equity                                             22           12
                                                               ----         ----
                                                                237          191
                                                               ----         ----
Institutional Accounts:
Fixed Income                                                     21           25
Domestic Equity                                                  36           25
International Equity                                             24           12
                                                               ----         ----
                                                                 81           62
                                                               ----         ----

Quarter-end Assets                                             $318         $253
                                                               ====         ====

Average Assets Under Management                                $323         $268
                                                               ====         ====

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

Year 2000 Issue
MMC has substantially completed remediating its systems in preparation for the Year 2000 and believes all mission critical systems have been remediated.
Remaining efforts include planned installations of certain systems in conjunction with the integration of Sedgwick offices and contingency planning efforts. These installations are expected to be completed by November 15, 1999. For this purpose, the term "systems" includes computer equipment and software that are commonly thought of as information technology ("IT")systems including accounting, data processing, telephone and other miscellaneous systems, as well as non-information technology ("non-IT") systems, such as embedded technology in MMC's facilities and equipment.

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





                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES






                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this amended report to be signed this 23rd day of December, 1999 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                                           MARSH & McLENNAN COMPANIES, INC.



                                           /s/ Frank J. Borelli
                                           -------------------------------------
                                           Senior Vice President and
                                           Chief Financial Officer