Form 10-K
period 1999-12-31
MARSH & MCLENNAN COMPANIES INC
filed 2000-03-29
CIK 62709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Common Stock (par value $1.00              New York Stock Exchange
  per share)                               Chicago Stock Exchange
Preferred Stock Purchase Rights            Pacific Exchange
                                           London Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

     As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,325,910,803.

     As of February 29, 2000, there were outstanding 267,860,712 shares of common stock, par value $1.00 per share, of the registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)


Annual Report to Stockholders for the
  year ended December 31, 1999 . . . . . . .     Parts I, II and IV
Notice of Annual Meeting of
  Stockholders and Proxy Statement dated
  March 29, 2000 . . . . . . . . . . . . . .     Part III

                        MARSH & McLENNAN COMPANIES, INC.

                           -------------------------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                           -------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Marsh & McLennan Companies, Inc. ("MMC"), a professional services organization with origins dating from 1871 in the United States, is primarily a holding company which, through its subsidiaries and affiliates, provides clients with analysis, advice and transactional capabilities in the fields of risk and insurance services, investment management and consulting.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 through 40 of the Annual Report to Stockholders for the year ended December 31, 1999 (the "1999 Annual Report"), which is incorporated herein by reference, for a discussion of MMC's revenues and operating income by industry segment for each of the last three fiscal years.

     RISK AND INSURANCE SERVICES. MMC's risk and insurance services are provided by its subsidiaries and their affiliates on a worldwide basis, as broker, agent or consultant for insureds, insurance underwriters and other brokers. These services are provided by Marsh Inc. through its subsidiaries and affiliates providing risk management and insurance broking services, and including Guy Carpenter & Company, Inc., a reinsurance intermediary, and Seabury & Smith, Inc., an insurance program manager. In addition, Marsh & McLennan Capital, Inc. provides services principally in connection with originating, structuring and managing insurance and related industry investments.

     Risk management and insurance broking services, carried on throughout the world, are provided principally by subsidiaries under the name Marsh for a predominantly corporate clientele located in more than 100 countries, primarily in North and South America, Europe and Asia Pacific. Client companies are engaged in a broad range of commercial activities, including general industries, financial and professional services, aviation, marine, energy, construction, land transportation, healthcare and utility services. Clients also include professional, institutional and public entities and individuals.

     Such risk management and insurance broking services relate to various types of property and liability loss exposures, including large and complex risks that require access to world insurance markets, as well as loss exposures other than property and liability. Services provided to clients include insurance broking and risk transfer activities and professional counseling services on risk management issues, including risk analysis, coverage requirements, self-insurance (in which the insured retains a portion of its insurance risks), and alternative insurance and risk financing methods, as well as claims collection, injury management, loss prevention and other insurance related services. Services also include organization and administrative services for special purpose insurance companies and other risk assumption alternatives. Insurance placement services include the placement of insurance coverages with insurers worldwide, sometimes involving other intermediaries. Correspondent relationships are maintained with unaffiliated firms in certain countries.

     Reinsurance broking services are provided to insurance and reinsurance risk takers worldwide, principally by Guy Carpenter & Company, Inc. and its subsidiaries and affiliates, from offices principally in North America and Europe. Such services primarily involve acting as an intermediary for insurance and reinsurance organizations on all classes of reinsurance, including specialty lines such as professional liability, medical malpractice, accident, life and health. The intermediary assists the insurer by providing advice, placing reinsurance coverage with reinsurance organizations located around the world, placing risk-transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis and catastrophe modeling. Claims services are often performed in respect of policies placed a number of years ago. The insurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Intermediary services are also provided to reinsurance companies, which may also seek reinsurance on the risks they have reinsured.

     Insurance and program services are provided by subsidiaries and divisions under the name Seabury & Smith or Marsh to consumers and emerging businesses (including the design, marketing and administration of life, health, accident, disability, automobile, homeowners, professional liability and other insurance, and related products) on both a group and singular marketing basis to individuals, businesses and their employees, and organizations, associations and other affinity groups (both sponsored and non-sponsored) and their members, largely in North America. Underwriting management services are also provided to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages, as well as wholesale broking services in the United States and the United Kingdom for a broad range of products on behalf of both affiliated and unaffiliated retail brokers.

     As part of the acquisition of Sedgwick Group plc in 1998, MMC acquired several insurance companies that were in run-off.

     MARSH & MCLENNAN CAPITAL, INC. Marsh & McLennan Capital, Inc. ("MMCAP") is a private equity investment firm. It is an advisor to The Trident Partnership L.P., an independent private investment partnership formed in 1993 with $660 million in capital commitments, and Trident II, L.P. formed in 1999 with $1.4 billion in capital commitments for investments in insurance and related industries. MMCAP is also advisor to a technology fund with capital commitments from MMCAP's corporate parent and certain other investors and an advisor to Risk Capital Reinsurance Company.

     MMCAP and its predecessor operations were instrumental in the formation of several substantial insurance and reinsurance entities, including A.C.E. Insurance Company, Ltd. and X.L. Insurance Company, Ltd. MMCAP advises its immediate parent company, Marsh & McLennan Risk Capital Holdings, Ltd., regarding the latter's ownership holdings in certain insurance and reinsurance entities and funds, primarily ones initiated by MMCAP.

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

     Revenues vary from quarter to quarter as a result of the timing of policy renewals, the net effect of new and lost business and the realization of investments, whereas expenses tend to be more uniform throughout the year.

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

     INVESTMENT MANAGEMENT SERVICES. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 1999, there were 114 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 16 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided to corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

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

     On July 7, 1999 Putnam acquired a minority interest in Thomas H. Lee Partners, a private equity investment firm. In addition, Putnam formed a joint venture entity with Thomas H. Lee Partners called TH Lee, Putnam Capital. Putnam holds a 25% interest in TH Lee, Putnam Capital. Thomas H. Lee Partners and TH Lee, Putnam Capital offer private equity and alternative investment funds for institutional and high-net worth investors.

     Assets managed by Putnam, on which management fees are based, were approximately $391 billion and $294.4 billion as of December 31, 1999 and 1998, respectively. Mutual fund assets aggregated $289 billion at December 31, 1999 and $221.5 billion at December 31, 1998. Assets under management at December 31, 1999 consisted of approximately 82% equity securities and 18% fixed income products, invested both domestically and globally.

     Putnam's revenues are derived primarily from its investment management and 12b-1 fees received from the Putnam Funds and institutional accounts. Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, and by the level of investments and withdrawals for current and new fund shareholders and clients. They are also affected by investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Fluctuations in the prices of stocks will have an effect on equity assets under management and may influence the flow of monies to and from equity funds and accounts. Fluctuations in interest rates and in the yield curve have a similar effect on fixed income assets under management and may influence the flow of monies to and from fixed-income funds and accounts. Putnam offers investment products that allow investors to diversify between stocks and bonds, domestically and internationally.

     The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts which provide for a fee payable to the Putnam company that manages the account. The amount of the fee varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their assignment, generally may be terminated by either party without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or MMC. The management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors.

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

     PUTNAM FIDUCIARY TRUST COMPANY. A Putnam subsidiary, Putnam Fiduciary Trust Company, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. Putnam Fiduciary Trust Company receives compensation from the Putnam Funds for such services pursuant to written investor servicing agreements which may be terminated by either party on 90 days' notice, and pursuant to written custody agreements which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided. In addition, Putnam Fiduciary Trust Company provides administrative and trustee (or custodial) services for employee benefit plans (in particular 401(k) plans), IRA's and other clients for which it receives compensation pursuant to service and trust or custodian contracts. In the case of employee benefit plans, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments.

     PUTNAM MUTUAL FUNDS CORP. Putnam Mutual Funds Corp., a Putnam subsidiary, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without the payment of additional sales charges.

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

     CONSULTING. Through Mercer Consulting Group, Inc., subsidiaries and affiliates of MMC, separately and in collaboration, provide consulting services to a predominantly corporate clientele from locations around the world, in the areas of human resources and employee benefit programs, including retirement, health care and compensation, as well as communication and human resource strategy; and general management consulting, which comprises strategy, operations and marketing. Mercer Consulting Group, Inc. also provides economic consulting and analysis.

     William M. Mercer Companies LLC ("William M. Mercer"), through its subsidiaries and affiliates provides professional advice and services to corporate, government and institutional clients from offices in more than 35 countries and territories in North and South America, Europe, Asia, Australia, New Zealand and the Middle East. Consultants help organizations design, implement, administer and communicate employee benefit, compensation and other human resource programs and strategies, and provide other types of actuarial advice. Through its investment consultants, the firm assists trustees of pension funds and others in the selection of investment managers and investment strategies. William M. Mercer also advises investment managers on product design and positioning. In certain locations outside of the United States, William M. Mercer advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and offers a retirement trust service, incorporating plan administration, trustee services and investment manager selection.

     Mercer Management Consulting, Inc. provides advice and assistance on issues of business strategy, primarily to large corporations in North America, Europe and Asia. Consultants help senior executives more fully understand the behavior of their customers, optimize the economics of their business, and structure their organizations, processes and systems to achieve their strategic goals and maximize shareholder value. In addition, under the Lippincott & Margulies name, Mercer Management Consulting, Inc. advises leading corporations on issues relating to brand, corporate identity and image.

     National Economic Research Associates, Inc. ("NERA"), a firm of consulting economists, serves law firms, corporations, trade associations and governmental agencies, from offices in the United States, Europe and Australia. NERA provides research and analysis of economic and financial issues arising in litigation, regulation, public policy and management.

     The major component of Mercer Consulting Group's revenue is fees paid by clients for advice and services. In a relatively small number of situations, fees are partly contingent on the client having successful outcomes. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. A relatively small amount of revenue is derived from brokerage commissions in connection with a registered securities broker dealer, and in the form of equity interests in clients of Mercer Management Consulting, Inc.

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

     In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, MMC follows practices based on its interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that MMC may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise fined or penalized in a given jurisdiction.

     No assurances can be given that MMC's risk and insurance services, investment management or consulting activities can continue to be conducted in any given jurisdiction as in the past.

     RISK AND INSURANCE SERVICES. While the laws and regulations vary among jurisdictions, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of MMC's risk and insurance activities are governed by the rules of the Lloyd's insurance market in London and self-regulatory organizations in the United Kingdom and in other jurisdictions, as well as investment, securities and futures licensing and regulatory authorities. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if MMC has no licensed subsidiary, MMC may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

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

     CONSULTING. In general, the consulting activities of MMC's subsidiaries are not subject to licensing or other regulatory requirements; however, the subject matter of certain consulting services is subject to regulation. For example, employee benefit plans are subject to various governmental regulations, and services related to brokerage activities, trustee services, investment matters (including advice to individuals on the investment of personal pension assets) and the placing of individual and group insurance contracts subject MMC's subsidiaries to insurance, investment or securities regulations and licensing in various jurisdictions.

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

     RISK AND INSURANCE SERVICES. The combined insurance and reinsurance broking services business of MMC is the largest of its type in the world.

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

     William M. Mercer, Mercer Management Consulting and NERA compete with other privately held and publicly held worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms, some of which provide administrative or consulting services as an adjunct to other primary services.

     SEGMENTATION OF ACTIVITY BY TYPE OF SERVICE AND GEOGRAPHIC AREA OF OPERATION. Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements on pages 59 and 60 of the 1999 Annual Report. MMC's non-U.S. operations are subject to the customary risks involved in doing business in other countries, including currency fluctuations and exchange controls.

     EMPLOYEES. As of December 31, 1999, MMC and its consolidated subsidiaries employed about 52,900 people worldwide, of whom approximately 32,900 were employed by subsidiaries providing risk and insurance services, approximately 5,500 were employed by subsidiaries providing investment management services, approximately 14,100 were employed by subsidiaries providing consulting services, and approximately 400 were employed by MMC.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. This report and MMC's financial statements and other documents incorporated herein by reference contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Sedgwick Group plc, Year 2000 remediation and testing of computer systems, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated herein include, in the case of MMC's risk and insurance services and consulting businesses, the failure to successfully integrate the business of Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from that transaction; in the case of MMC's risk and insurance service business, changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, and the impact of changes in insurance markets and natural catastrophes; in the case of MMC's investment management business, changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, interruptions to data processing services arising out of Year 2000 remediation efforts, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates. A description of certain of these factors is included elsewhere in this Annual Report and is incorporated herein by reference.

ITEM 2.  PROPERTIES.

     MMC and four of its subsidiaries, as tenants in common, own a 69% condominium interest in a 44-story building in New York City which serves as their worldwide headquarters.

     The principal offices of MMC's risk and insurance services subsidiaries in the UK are located on the eastern side of the City of London in The Marsh Centre. This freehold building, owned by a subsidiary of MMC, comprises 360,000 square feet containing offices located around a central atrium, and ancillary facilities including a shopping mall.

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

     An action captioned "AIENA, ET AL. v. OLSEN, ET AL." is pending in the United States District Court for the Southern District of New York by certain former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and MMC. The action essentially challenges the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The complaint asserts, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages. Two other former directors of J&H have brought similar actions (SEMPIER V. OLSEN ET AL.; and CLEMENS V. OLSEN ET AL.), which are also pending before the United States District Court for the Southern District of New York. On October 12, 1999, the Court dismissed MMC entirely from these three cases and dismissed certain (but not all) of the claims brought against J&H. The principal surviving claims asserted against J&H in these cases include a claim under the federal securities laws and a claim for breach of ERISA. In December 1999, two additional cases were filed by two former directors of J&H (VALENTINE V. OLSEN ET AL.; and BIANCHI V. OLSEN ET AL.), and have been assigned to the judge hearing the AIENA, SEMPIER and CLEMENS matters. Although the VALENTINE and BIANCHI cases raise substantially similar issues as the AIENA, SEMPIER and CLEMENS actions, they also raise certain additional claims under ERISA and state law relating to the plaintiffs' departure as J&H's employees. All these actions are in their initial stages.

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of December 31, 1999, settlements and related costs previously paid amount to approximately $125 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $350 million. Sedgwick has recorded $190 million of reserves and recognized approximately $160 million of insurance recoveries related to this exposure.

     Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $150 million. Approximately $140 million of this amount is expected to be recovered from insurers and accounting reserves have been provided for the remaining balance. As of December 31, 1999, settlements and related costs previously paid total approximately $35 million.

     MMC's ultimate exposure from the United Kingdom Personal Investment Authority review, as presently calculated and including Sedgwick, is subject to a number of variable factors including, among others, the interest rate established quarterly by the U.K. Personal Investment Authority for calculating compensation, equity markets, and the precise scope, duration, and methodology of the review as required by that Authority.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR MMC'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Market and dividend information regarding MMC's common stock on page 62 of the 1999 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data on page 63 of the 1999 Annual Report are incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Information on pages 33 through 40 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

     Information under the heading "Market Risk" on pages 39 and 40 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements and the Report of Independent Auditors thereto on pages 41 through 61 of the 1999 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 62 of the 1999 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on pages 28 and 29 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MMC.

     Information as to the directors and nominees for the Board of Directors of MMC is incorporated herein by reference to the material under the heading "Election of Directors" in the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 29, 2000 (the "2000 Proxy Statement").

     The executive officers of MMC as of March 24, 2000 are Messrs. Barham, Borelli, Cabiallavetta, Coster, Davis, Greenberg, Lasser, Sinnott, Smith and White-Cooper, with respect to whom information is incorporated herein by reference to the 2000 Proxy Statement, and:

          Francis N. Bonsignore, age 53, has been Senior Vice President-Human Resources & Administration of MMC since 1990. Immediately prior thereto, he was partner and National Director-Human Resources for Price Waterhouse.

          Gregory F. Van Gundy, age 54, is Secretary and General Counsel of MMC. He joined MMC in 1974.

          Sandra S. Wijnberg, age 43, became Senior Vice President and Chief Financial Officer of MMC in January 2000. Before joining MMC, Ms. Wijnberg was a senior vice president and treasurer of Tricon Global Restaurants, Inc. from 1997 until December 1999. Prior to that, Ms. Wijnberg spent three years with PepsiCo., last serving as senior vice president and chief financial officer of its KFC corporation division.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative
Total Stockholder Return" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information under the heading "Security Ownership" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information under the headings "Employment Agreement" and "Transactions with Management and Others; Other Information" in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

          1. Consolidated Financial Statements (incorporated herein by reference to pages 41 through 61 of the 1999 Annual Report):

                    Consolidated Statements of Income for each of the three years in the period ended December 31, 1999

                    Consolidated Balance Sheets as of December 31, 1999 and 1998

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

                    Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 1999

                    Notes to Consolidated Financial Statements

                    Report of Independent Auditors

               Supplemental Notes to Consolidated Financial Statements

               Report of Independent Auditors

               Other:

                    Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 1999 (incorporated herein by reference to page 62 of the 1999 Annual Report)

                    Five-Year Statistical Summary of Operations (incorporated herein by reference to page 63 of the 1999 Annual Report)

         2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

         3.       The following exhibits are filed as a part of this report:

         (3.1)-   the registrant's restated certificate of incorporation.

         (3.2)-   the registrant's by-laws

         (4.1)- Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Registration Statement on Form S-3, Registration No. 333-67543)

         (4.2)- First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

         (4.3)- Amended and Restated Rights Agreement dated as of January 20, 2000 between the registrant and Harris Trust Company of New York (incorporated by reference to the registrant's Registration Statement on Form 8-A/A filed on January 27,
                  2000)

         (10.1)- Stock Purchase Agreement, dated as of March 12, 1997, by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14, 1997)

         (10.2)- First Amendment to the Stock Purchase Agreement, dated as of March 27, 1997 by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated April 7, 1997)

         (10.3)*- Marsh & McLennan Companies, Inc. 2000 Senior Executive
                  Incentive and Stock Award Plan(subject to stockholder approval at the 2000 annual meeting)

         (10.4)*- Marsh & McLennan Companies, Inc. 1997 Senior Executive
                  Incentive and Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

         (10.5)*- Marsh & McLennan Companies Stock Investment Supplemental Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

         (10.6)*- Amendment to Marsh & McLennan Companies Stock Investment
                  Supplemental Plan dated June 16, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

         (10.7)*- Marsh & McLennan Companies Special Severance Pay Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

         (10.8)*- Putnam Investments, Inc. Executive Deferred Compensation Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

         (10.9)*- Marsh & McLennan Companies Supplemental Retirement Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

         (10.10)*-Marsh & McLennan Companies Senior Management Incentive
                  Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

         (10.11)*-Marsh & McLennan Companies, Inc. U.S. Employee 1999 Cash
                  Bonus Award Voluntary Deferral Plan

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (10.12)*-Marsh & McLennan Companies, Inc. Canadian Employee 1999 Cash
                  Bonus Award Voluntary Deferral Plan

         (10.13)*-Marsh & McLennan Companies, Inc. Directors Stock Compensation
                  Plan as amended and restated 6/27/97) (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

         (10.14)*-Employment Agreement between Lawrence J. Lasser and Putnam
                  Investments, Inc. effective as of December 31, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

         (10.15)*-Marsh & McLennan Capital, Inc. Long Term Incentive Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

         (10.16)- First Amendment dated as of May 20, 1999 to the Marsh &
                  McLennan Capital, Inc. Long Term Incentive Plan (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

         (12)-    Statement Re: Computation of Ratio of Earnings to Fixed
                  Charges

         (13)- Annual Report to Stockholders for the year ended December 31, 1999, to be deemed filed only with respect to those portions which are expressly incorporated by reference

         (21)-    list of subsidiaries of the registrant (as of 2/28/2000)

         (23)-    consent of independent auditors

         (24)-    powers of attorney

         (27)- Financial Data Schedule (filed with SEC for EDGAR purposes only)

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     (b) No reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 29th day of March, 2000 on its behalf by the undersigned, thereunto duly authorized.

                              MARSH & McLENNAN COMPANIES, INC.


                              By /s/ Jeffrey W. Greenberg
                                 -----------------------------
                                 Jeffrey W. Greenberg
                                 President and Chief Executive
                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 29th day of March, 2000.

/s/ JEFFREY W. GREENBERG               NORMAN BARHAM*
------------------------------         ------------------------------
JEFFREY W. GREENBERG                   NORMAN BARHAM*
Director, President and Chief          Director
Executive Officer


/s/ SANDRA S. WIJNBERG                 LEWIS W. BERNARD*
------------------------------         ------------------------------
SANDRA S. WIJNBERG                     LEWIS W. BERNARD
Senior Vice President and              Director
   Chief Financial Officer


/s/ ROBERT J. RAPPORT                  FRANK J. BORELLI*
------------------------------         ------------------------------
ROBERT J. RAPPORT                      FRANK J. BORELLI
Vice President and Controller          Director
   (Chief Accounting Officer)

PETER COSTER*                          DAVID A. OLSEN*
----------------------------------     ----------------------------------
PETER COSTER                           DAVID A. OLSEN
Director                               Director


ROBERT F. ERBURU*                      JOHN D. ONG*
----------------------------------     ----------------------------------
ROBERT F. ERBURU                       JOHN D. ONG
Director                               Director


RAY J. GROVES*                         ADELE SIMMONS*
----------------------------------     ----------------------------------
RAY J. GROVES                          ADELE SIMMONS
Director                               Director


STEPHEN R. HARDIS*                     JOHN T. SINNOTT*
----------------------------------     ----------------------------------
STEPHEN R. HARDIS                      JOHN T. SINNOTT
Director                               Director


GWENDOLYN S. KING*                     A.J.C. SMITH*
----------------------------------     ----------------------------------
GWENDOLYN S. KING                      A.J.C. SMITH
Director                               Director and Chairman of the Board


THE RT. HON. LORD LANG OF MONKTON*     FRANK J. TASCO*
----------------------------------     ----------------------------------
THE RT. HON. LORD LANG OF MONKTON      FRANK J. TASCO
Director                               Director


LAWRENCE J. LASSER*                    W.R.P. WHITE-COOPER*
----------------------------------     ----------------------------------
LAWRENCE J. LASSER                     W.R.P. WHITE-COOPER
Director                               Director

----------
* Gregory F. Van Gundy, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form l0-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.

                                       /s/ GREGORY F. VAN GUNDY
                                       ------------------------
                                       GREGORY F. VAN GUNDY

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 3, 2000; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental notes to the consolidated financial statements (the "Supplemental Notes") listed in Item 14. These Supplemental Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Supplemental Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
March 3, 2000

                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Information concerning MMC's valuation accounts follows:

An analysis of the allowance for doubtful accounts for the three years ended December 31, 1999 follows (in millions of dollars):

                                      1999     1998    1997
                                      ----     ----    ----

Balance at beginning of year......    $128      $53    $43
Provision charged to operations...      18       19      8
Accounts written-off, net of
  recoveries......................     (12)      (5)    (4)
Effect of exchange rate changes...      (2)       2     (1)
Other (A).........................      --       59      7
                                      ----     ----    ---
Balance at end of year............    $132     $128    $53
                                      ====     ====    ===

     (A) Relates primarily to the acquisitions of Sedgwick and Johnson & Higgins in 1998 and 1997, respectively.


An analysis of the valuation allowance for certain foreign deferred tax assets as of December 31, 1999, 1998 and 1997 follows (in millions of dollars):

                                      1999     1998    1997
                                      ----     ----    ----

Balance at beginning of year....       --       --     $27
Effect of exchange rate changes.       --       --      --
Other ..........................       --       --     (27)(A)
                                      ----     ----    ----
Balance at end of year .........      $--      $--     $--
                                      ====     ====    ===

         (A) Reflects the write-off of the underlying tax assets, since it was determined that MMC will not realize any future tax benefit.

        MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
     SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. An analysis of intangible assets at December 31, 1999 and 1998 follows (in millions of dollars):

                                       1999         1998
                                      ------       ------
Goodwill..........................    $5,799       $4,965
Other intangible assets...........       142          141
                                      ------       ------
  Subtotal........................     5,941        5,106
Less - accumulated amortization...      (399)        (280)
                                      ------       ------
     Total........................    $5,542(A)    $4,826
                                      ======       ======

     (A) The increase from December 31, 1998 is primarily due to purchase accounting adjustments related to the acquisition of Sedgwick.

                                  EXHIBIT INDEX

         (3.1)-   the registrant's restated certificate of incorporation.

         (3.2)-   the registrant's by-laws

         (4.1)- Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Registration Statement on Form S-3, Registration No. 333-67543)

         (4.2)- First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

         (4.3)- Amended and Restated Rights Agreement dated as of January 20, 2000 between the registrant and Harris Trust Company of New York (incorporated by reference to the registrant's Registration Statement on Form 8-A/A filed on January 27,
                  2000)

         (10.1)- Stock Purchase Agreement, dated as of March 12, 1997, by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated March 14, 1997)

         (10.2)- First Amendment to the Stock Purchase Agreement, dated as of March 27, 1997 by and among the registrant, Johnson & Higgins and the stockholders of Johnson & Higgins (incorporated by reference to the registrant's Current Report on Form 8-K dated April 7, 1997)

         (10.3)*- Marsh & McLennan Companies, Inc. 2000 Senior Executive
                  Incentive and Stock Award Plan(subject to stockholder approval at the 2000 annual meeting)

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (10.4)*- Marsh & McLennan Companies, Inc. 1997 Senior Executive
                  Incentive and Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

         (10.5)*- Marsh & McLennan Companies Stock Investment Supplemental Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

         (10.6)*- Amendment to Marsh & McLennan Companies Stock Investment
                  Supplemental Plan dated June 16, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

         (10.7)*- Marsh & McLennan Companies Special Severance Pay Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

         (10.8)*- Putnam Investments, Inc. Executive Deferred Compensation Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

         (10.9)*- Marsh & McLennan Companies Supplemental Retirement Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

         (10.10)*-Marsh & McLennan Companies Senior Management Incentive
                  Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

         (10.11)*-Marsh & McLennan Companies, Inc. U.S. Employee 1999 Cash
                  Bonus Award Voluntary Deferral Plan

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (10.12)*-Marsh & McLennan Companies, Inc. Canadian Employee 1999 Cash
                  Bonus Award Voluntary Deferral Plan

         (10.13)*-Marsh & McLennan Companies, Inc. Directors Stock Compensation
                  Plan as amended and restated 6/27/97) (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

         (10.14)*-Employment Agreement between Lawrence J. Lasser and Putnam
                  Investments, Inc. effective as of December 31, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

         (10.15)*-Marsh & McLennan Capital, Inc. Long Term Incentive Plan
                  (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

         (10.16)- First Amendment dated as of May 20, 1999 to the Marsh &
                  McLennan Capital, Inc. Long Term Incentive Plan (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

         (12)-    Statement Re: Computation of Ratio of Earnings to Fixed
                  Charges

         (13)- Annual Report to Stockholders for the year ended December 31, 1999, to be deemed filed only with respect to those portions which are expressly incorporated by reference

         (21)-    list of subsidiaries of the registrant (as of 2/28/2000)

         (23)-    consent of independent auditors

         (24)-    powers of attorney

         (27)- Financial Data Schedule (filed with SEC for EDGAR purposes only)

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.