Form 10-Q
period 2000-03-31
MARSH & MCLENNAN COMPANIES INC
filed 2000-05-12
CIK 62709

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q




                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                        For quarter ended March 31, 2000



                        Marsh & McLennan Companies, Inc.
                           1166 Avenue of the Americas
                            New York, New York 10036
                                 (212) 345-5000


                          Commission file number 1-5998
                        State of Incorporation: Delaware
                  I.R.S. Employer Identification No. 36-2668272



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . NO ___.

         As of April 28, 2000, there were outstanding 269,576,779 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================



                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Sedgwick Group plc, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of Marsh & McLennan Companies, Inc. and subsidiaries ("MMC"). Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward- looking statements contained herein include, in the case of MMC's risk and insurance services and consulting businesses, the failure to successfully integrate the business of Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from that transaction; in the case of MMC's risk and insurance service business, changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of MMC's investment management business, changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims and lawsuits, changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.



                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)




                                                          Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                        2000              1999
                                                      --------          -------

Revenue                                                $ 2,665          $ 2,351

Expense                                                  2,053            1,832
                                                       -------          -------

Operating Income                                           612              519

Interest Income                                              5                7

Interest Expense                                           (60)             (60)
                                                       -------          -------

Income Before Income Taxes                                 557              466

Income Taxes                                               220              187
                                                       -------          -------

Net Income                                             $   337          $   279
                                                       =======          =======

Basic Net Income Per Share                             $  1.26          $  1.08
                                                       =======          =======

Diluted Net Income Per Share                           $  1.19          $  1.03
                                                       =======          =======
Average Number of Shares
  Outstanding - Basic                                      268              258
                                                       =======          =======
Average Number of Shares
  Outstanding - Diluted                                    280              266
                                                       =======          =======

Dividends Declared                                     $   .45          $   .40
                                                       =======          =======



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)




                                                       (Unaudited)
                                                        March 31,   December 31,
                                                           2000           1999
                                                       ------------ -----------
ASSETS

Current assets:

Cash and cash equivalents                                   $    507    $   428
                                                            --------    -------
Receivables-
  Commissions and fees                                         2,188      1,949
  Advanced premiums and claims                                   240        246
  Other receivables                                              318        260
                                                            --------    --------
                                                               2,746      2,455

  Less-allowance for doubtful accounts                          (135)      (132)
                                                           ---------   --------
  Net receivables                                              2,611      2,323
                                                           ---------    -------
Prepaid dealer commissions -
 current portion                                                 349        326
Other current assets                                             190        206
                                                            --------    -------

    Total current assets                                       3,657      3,283

Intangible assets                                              5,480      5,542

Fixed assets, net                                              1,327      1,314
(net of accumulated depreciation and
 amortization of $946 at March 31, 2000
 and $898 at December 31, 1999)

Prepaid dealer commissions                                       811        760
Long-term securities                                             606        611
Other assets                                                   1,538      1,511
                                                            --------    -------
                                                            $ 13,419   $ 13,021
                                                            ========    =======



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                       (Unaudited)
                                                        March 31,  December 31,
                                                          2000         1999
                                                        ---------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $  1,534      $  1,131
Accounts payable and accrued liabilities                    1,800         1,721
Accrued compensation and employee benefits                    711         1,157
Accrued income taxes                                          290           188
Dividends payable                                             122           121
                                                         --------      --------
  Total current liabilities                                 4,457         4,318
                                                         --------      --------

Fiduciary liabilities                                       3,869         3,333
Less - cash and investments held in
       a fiduciary capacity                                (3,869)       (3,333)
                                                         --------      --------
                                                                -             -
                                                         --------      --------

Long-term debt                                              2,351         2,357
                                                         --------      --------
Other liabilities                                           2,162         2,176
                                                         --------      --------
Commitments and contingencies                                   -             -
                                                         --------      --------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                 -             -
Common stock, $1 par value, authorized
 800,000,000 shares, issued 270,144,170
  shares at March 31, 2000 and 268,695,790
  at December 31, 1999                                        270           269
Additional paid-in capital                                  1,492         1,411
Retained earnings                                           2,890         2,674
Accumulated other comprehensive income                       (119)          (75)
                                                         --------      --------
                                                            4,533         4,279
Less - treasury shares, at cost,
 1,230,792 shares at March 31, 2000 and
 1,669,993 shares at December 31, 1999                        (84)         (109)
                                                         --------      --------
 Total stockholders' equity                                 4,449         4,170
                                                         --------      --------

                                                         $ 13,419      $ 13,021
                                                         ========      ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                               2000       1999
                                                            ---------    ------
Operating cash flows:
Net income                                                     $ 337      $ 279
   Integration payments                                          (57)       (19)
   Depreciation of fixed assets                                   56         55
   Amortization of intangible assets                              44         35
   Provision for deferred income taxes                            21          6
   Other liabilities                                             (14)        86
   Prepaid dealer commissions                                    (74)        (4)
   Other, net                                                     (5)         9
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                                  (288)      (126)
   Other current assets                                           11        (10)
   Accounts payable and accrued liabilities                      136         29
   Accrued compensation and employee benefits                   (446)      (352)
   Accrued income taxes                                          132         75
   Effect of exchange rate changes                                (3)       (15)
                                                               -----      -----
   Net cash (used for) generated from operations                (150)        48
                                                               -----      -----
Financing cash flows:
Net increase in commercial paper                                 406         98
Other borrowings                                                  58         20
Other repayments                                                 (66)       (35)
Purchase of treasury shares                                        -        (2)
Issuance of common stock                                          75         51
Dividends paid                                                  (120)      (103)
                                                               -----      -----
   Net cash provided by financing activities                     353         29
                                                               -----      -----
Investing cash flows:
Additions to fixed assets                                        (91)       (81)
Acquisitions                                                      (5)       (11)
Other, net                                                       (22)        (4)
                                                               -----      -----
   Net cash used for investing activities                       (118)       (96)
                                                               -----      -----
Effect of exchange rate changes on cash
 and cash equivalents                                             (6)        (1)
                                                               -----      -----

Increase (decrease) in cash & cash equivalents                    79        (20)

Cash & cash equivalents at beginning of period                   428        610
                                                               -----      -----

Cash & cash equivalents at end of period                       $ 507      $ 590
                                                               =====      =====



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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2000 and 1999.

2.   Fiduciary Assets and Liabilities

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $44 million and $43 million for the three months ended March 31, 2000 and 1999, respectively.

     Net uncollected premiums and claims and the related payables amounting to $11.4 billion at March 31, 2000 and $11.5 billion at December 31, 1999, are not included in the accompanying Consolidated Balance Sheets.

3.   Per Share Data

     Basic net income per share is calculated by dividing net income by the average number of shares of MMC's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Equity Partnership Plan. This result is then divided by the average common shares outstanding which have been adjusted for the dilutive effect of potentially issuable common shares.

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2000 and 1999.


(In millions)
 -----------
                                                                2000       1999
                                                                ----       ----

Net income                                                     $ 337      $ 279
Less:  Potential minority
    interest associated
    with the Putnam Equity
    Partnership Plan                                              (5)        (4)
                                                               -----      -----
Net income for diluted
  earnings per share                                           $ 332      $ 275
                                                               =====      =====
Basic weighted average
  common shares outstanding                                      268        258
Dilutive effect of stock options and stock units                  12          8
                                                               -----      -----
Diluted weighted average
  common shares outstanding                                      280        266
                                                               =====      =====

4.   Comprehensive Income

     The components of comprehensive income for the three-month periods ended March 31, 2000 and 1999 are as follows:

                                                                2000       1999
                                                                ----       ----

Foreign currency translation adjustments                       $ (34)     $ (73)
Unrealized securities holding gains (losses),
  net of income taxes                                             16        (71)
Less:  Reclassification adjustment for gains
       included in net income,
       net of income taxes                                       (26)        (5)
                                                               ------     -----
Other comprehensive income (loss)                                (44)      (149)
Net income                                                       337        279
                                                               ------     -----
Comprehensive income                                           $ 293      $ 130
                                                               ======     =====



5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

     The  following   schedule  provides   additional   information   concerning
     acquisitions and interest and income taxes paid:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------

(In millions of dollars)                                       2000        1999
------------------------                                       ----        ----
Purchase acquisitions:
  Assets acquired, excluding cash                               $ 5        $ 11
  Liabilities assumed                                             -           -
                                                                ---        ----
Net cash outflow for acquisitions                               $ 5        $ 11
                                                                ===        ====

Interest paid                                                   $ 63       $ 39
Income taxes paid                                               $ 38       $ 84

6.   Income Taxes

     In 1997, MMC received a Notice of Proposed Adjustment from a local field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to 12b-1 fees paid by Putnam. The notice reflected the preliminary thinking of the IRS field office and did not constitute a formal assertion of liability by the IRS. The notice in question asserts a position contrary to the position enunciated in an IRS 1993 Technical Advice Memorandum. The IRS field office withdrew the Notice of Proposed Adjustment and continues to have the matter under consideration. MMC believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code and previously issued IRS technical advice.

     Taxing authorities periodically challenge positions taken by MMC on its tax returns. On the basis of present information and advice received from counsel, it is the opinion of MMC's management that any assessments resulting from current tax audits will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

7.   Acquisitions

     In July 1999, MMC acquired a minority ownership interest in Thomas H. Lee Partners, a private equity business.

     In the fourth quarter of 1998, MMC consummated a business combination with Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups, for total cash consideration of approximately $2.2 billion, which was initially funded with commercial paper borrowings. In April 1999, MMC completed the sale of 4.1 million common shares, realizing approximately $300 million of net proceeds. In June 1999, MMC sold $600 million of 6.625% Senior Notes due 2004 and $400 million of 7.125% Senior Notes due 2009. The proceeds of these sales were used to repay a portion of the commercial paper borrowings. The business combination is being accounted for using the purchase method of accounting. Accordingly, goodwill of approximately $2.8 billion resulting from the purchase price allocation is being amortized over 40 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values. No intangible assets, other than goodwill, were acquired as part of the business combination with Sedgwick.

     Dispositions: As part of the combination with Sedgwick, MMC acquired several businesses that it intended to sell, including insurance underwriting operations already in run-off and consulting businesses not compatible with its existing operations. During 1999, MMC sold certain of these businesses for $85 million and the after tax gains from these sales of $16 million has been subtracted from the cost of the Sedgwick acquisition. During the first quarter of 2000, MMC sold another of these businesses for $33 million which approximated its carrying value. The net liabilities of businesses to be disposed are reflected at their estimated realizable value of $119 million and $101 million at March 31, 2000 and December 31, 1999, respectively, and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

     Integration Costs: In 1999, as part of the integration of Sedgwick, MMC adopted a plan to reduce staff and consolidate duplicative offices. The estimated cost of this plan relating to employees and offices of Sedgwick ("Sedgwick Plan") amounted to $285 million and was included in the cost of the acquisition. Merger-related costs for employees and offices of MMC ("MMC Plan") amounted to $266 million and were recorded as part of a 1999 special charge.

     The utilization of these charges is summarized as follows:

                                                         Utilized in   Balance
                                     Initial   Utilized  First Qtr.    March 31,
(In millions of dollars)             Balance   in 1999   2000          2000
                                     -------   -------   ----------    ---------
Sedgwick Plan:
Termination payments to
  employees                          $   183   $   (93)    $   (22)     $    68
Other employee-related costs               5        (2)          -            3
Future rent under
  noncancelable leases                    48        (8)         (3)          37
Leasehold termination costs               49       (10)         (6)          33
                                     -------    --------   --------     -------
                                     $   285    $ (113)    $   (31)     $   141
                                     =======    =======    ========     =======

Number of employee terminations        2,400    (1,700)       (200)         500

Number of office consolidations          125       (50)        (40)          35



                                                         Utilized in   Balance
                                     Initial   Utilized  First Qtr.    March 31,
(In millions of dollars)             Balance   in 1999   2000          2000
                                     -------   -------   -----------   --------
MMC Plan:
Termination payments to
  employees                          $   194   $   (74)    $   (21)     $    99
Future rent under
  noncancelable leases                    31        (5)         (2)          24
Leasehold termination costs               16        (3)         (3)          10
Other integration-related costs           25       (25)          -            -
                                     -------    -------    --------     -------
                                     $   266   $  (107)   $    (26)     $   133
                                     =======    =======    ========     =======

Number of employee terminations        2,100    (1,300)       (150)         650

Number of office consolidations           50       (20)        (15)          15


     The other  integration-related  costs primarily  consist of consulting fees
     and  system   conversion  costs  incurred  in  1999  as  a  result  of  the restructuring and merging of MMC and Sedgwick operations.

     As of March 31, 2000, the actions contemplated by this plan were in progress and the remaining actions are expected to be completed by the end of 2000. Some accruals, primarily future rent under noncancelable leases (net of anticipated sublease income), are expected to be paid over several years.

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

     Three actions were filed in the United States District Court for the Southern District of New York by former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in 1997, against twenty-four selling shareholders  of  J&H,  as  well  as J&H  itself  and  MMC.  These  actions essentially challenge the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The former directors assert, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages. On October 12, 1999, the Court dismissed MMC entirely from these cases and dismissed certain (but not all) of the claims brought against J&H. The principal surviving claims asserted against J&H in these cases include a claim under the federal securities laws and a claim for breach of ERISA. In December 1999, two additional cases were filed by two former directors of J&H and have been assigned to the judge hearing the other three cases. Although these two additional cases raise substantially similar issues as the three previous actions, they also raise certain additional claims under ERISA and state law relating to the plaintiffs' departure as J&H employees. A motion to dismiss these additional cases is under consideration by the Court. The parties are in the process of conducting discovery in all these actions.

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of March 31, 2000, settlements and related costs previously paid amount to approximately $135 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $340 million. Sedgwick has recorded $180 million of reserves and recognized approximately $160 million of insurance recoveries related to this exposure.

     Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $150 million. Approximately $140 million of this amount is expected to be recovered from insurers and accounting reserves have been provided for the remaining balance. As of March 31, 2000, settlements and related costs previously paid total approximately $35 million.

     MMC's ultimate exposure from the United Kingdom's Personal Investment Authority review, as presently calculated and including Sedgwick, is subject to a number of variable factors including, among others, the interest rate established quarterly by the U.K. Personal Investment Authority for calculating compensation, equity markets, and the precise scope, duration, and methodology of the review as required by that Authority.

     As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off. Sedgwick had issued guarantees with respect to certain liabilities of these operations.

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

10.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, is effective (as amended by SFAS No. 137) for fiscal years beginning after June 15, 2000. MMC does not expect the adoption of this standard will have a material impact on its results of operations or consolidated financial position.

11.  Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

12.  Segment Information

     MMC, a professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC operates in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides insurance broking, reinsurance broking and insurance and program services for business, professional, institutional and public-entity clients. It also provides services principally in connection with originating, structuring and managing insurance and related industry investments. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies as well as institutional clients. The consulting segment provides advice and services to the managements of organizations primarily in the areas of human resources and employee benefit programs, general management consulting and economic consulting and analysis.

     MMC evaluates segment performance based on operating income, which is after deductions for directly related expenses but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the three-month periods ended March 31, 2000 and 1999 follow:

     (In millions of dollars)

                                                       Revenue         Segment
                                                       from External   Operating
                                                       Customers       Income
                                                       -------------   --------
     2000-
     Risk and Insurance Services                          $1,294 (a)     $  324
     Investment Management                                   851            262
     Consulting                                              520             63
                                                          ------         ------
                                                          $2,665         $  649
                                                          ======         ======

     1999-
     Risk and Insurance Services                          $1,256 (a)     $  294
     Investment Management                                   629            200
     Consulting                                              466             48
                                                          ------         ------
                                                          $2,351         $  542
                                                          ======         ======

     (a) Includes interest income on fiduciary funds ($44 million in 2000 and $43 million in 1999).

     A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

                                                            2000           1999
                                                            ----           ----

     Total segment operating income                        $ 649          $ 542
     Corporate expense                                       (31)           (23)
     Minority interest                                        (6)             -
                                                           -----          -----
       Operating income                                      612            519
     Interest income                                           5              7
     Interest expense                                        (60)           (60)
                                                           -----          -----
     Total income before income taxes                      $ 557          $ 466
                                                           =====          =====



                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations
                       First Quarter Ended March 31, 2000

General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh, the world's leading risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer Consulting Group, a major global provider of consulting services. More than 50,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses but before special charges.

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

The consolidated results of operations follow:

--------------------------------------------------------------------------------

(In millions of dollars)                                  2000            1999
--------------------------------------------------------------------------------

Revenue:
Risk and Insurance Services                             $1,294           $1,256
Investment Management                                      851              629
Consulting                                                 520              466
                                                        ------           ------
                                                         2,665            2,351
                                                        ------           ------
Expense:
Compensation and Benefits                                1,304            1,169
Amortization of Intangibles                                 44               35
Other Operating Expenses                                   705              628
                                                        ------           ------
                                                         2,053            1,832
                                                        ------           ------

Operating Income                                        $  612           $  519
                                                        ======           ======
Operating Income Margin                                   23.0%            22.1%
                                                        ======           ======

--------------------------------------------------------------------------------


Revenue, derived mainly from commissions and fees, rose 13% from the first quarter of 1999, while expenses increased 12%. This performance was principally driven by a higher volume of business in the investment management and consulting segments.

Excluding the impact of acquisitions and the effect of foreign exchange, revenue on a consolidated basis grew approximately 15% over 1999. Revenue increased 35% in the investment management segment as average assets under management increased significantly over the prior year. Consulting revenue grew 12% for the quarter due to a higher volume of business in all practice lines. Also, the risk and insurance services segment experienced organic revenue growth of approximately 6% primarily due to net new business development and a gain realized on the sale of Terra Nova Holdings Ltd. stock.

Operating expenses, excluding acquisitions and the effect of foreign exchange, rose 12% in the first quarter of 2000 primarily due to costs associated with staff growth and higher incentive compensation levels in the investment management and consulting segments commensurate with strong operating performance. Partially offsetting these increases was the realization of net integration savings related to the Sedgwick Group plc ("Sedgwick") transaction.

Management believes the net annual savings associated with the Sedgwick integration should approach $160 million when it is completed. Of the $160 million of net savings, approximately $30 million was realized in 1999. Approximately two-thirds of the remaining estimated annual savings is expected to be realized in 2000 with the remainder expected to be realized in 2001. Anticipated savings in 2000 are expected to increase as the year progresses.

MMC recorded a special charge of $337 million in 1999 which included $266 million of Sedgwick merger-related costs associated with employees and offices of MMC. In addition, $285 million of costs for planned reductions of employees and offices of Sedgwick were included in the cost of the acquisition. The utilization of the charges is summarized in Note 7 to the consolidated financial statements in this Form 10-Q filing. At March 31, 2000, the actions contemplated by the integration plan were in progress and the remaining actions are expected to be completed by the end of 2000.

Of the combined merger-related costs totaling $551 million, cash payments of approximately $220 million were made in 1999 and $57 million were made in the first quarter of 2000. Additional cash payments of approximately $140 million are expected to be made in 2000. Some accruals, primarily representing future rent under noncancellable leases (net of anticipated sublease income) are expected to be paid out over several years. Cash outlays are expected to be funded through operating cash flows.


Risk and Insurance Services
--------------------------------------------------------------------------------

(In millions of dollars)                                 2000             1999
--------------------------------------------------------------------------------

Revenue                                                $1,294            $1,256
Expense                                                   970               962
                                                       ------            ------
Operating Income                                       $  324            $  294
                                                       ======            ======
Operating Income Margin                                  25.0%             23.4%
                                                       ======            ======

--------------------------------------------------------------------------------

Revenue Revenue for the risk and insurance services segment grew 3% over the first quarter of 1999. Excluding acquisitions, rationalized Sedgwick business and the effect of foreign exchange, revenue for risk and insurance services operations rose approximately 6% primarily reflecting the effect of net new business development and a gain realized on the sale of Terra Nova Holdings Ltd. stock. Each of the major operations within this segment experienced organic revenue growth of between 4% and 7%. Overall, the rate of decline in commercial insurance premium rates has lessened as compared with prior year.

Expense
Excluding acquisitions and the effect of foreign exchange, expenses increased approximately 1% from the first quarter of 1999 reflecting costs associated with a higher volume of business partially offset by the realization of net integration savings related to the Sedgwick transaction.

Investment Management
--------------------------------------------------------------------------------

(In millions of dollars)                                   2000           1999
--------------------------------------------------------------------------------

Revenue                                                    $851            $629
Expense                                                     589             429
                                                           ----            ----
Operating Income                                           $262            $200
                                                           ====            ====
Operating Income Margin                                    30.8%           31.8%
                                                           ====            ====

--------------------------------------------------------------------------------

Revenue
Putnam's revenue increased 35% compared with the first quarter of 1999 reflecting strong growth in the level of average assets under management on which management fees are earned. Assets under management aggregated $422 billion at March 31, 2000 compared with $306 billion at March 31, 1999 and $391 billion at December 31, 1999. The increase from December 31, 1999 reflects $8 billion of net new fund sales and additional institutional investments, $1 billion of reinvested dividends and a $22 billion increase resulting from both higher securities market levels and strong portfolio performance.

Expense
Expenses grew 37% in the first quarter of 2000 over the same period of 1999 primarily reflecting higher incentive compensation commensurate with strong operating performance and the increased amortization of deferred commissions from increased sales and redemptions. In addition, the first quarter of 2000 included goodwill amortization arising from the July 1999 investment in Thomas
H. Lee Partners ("THL").

Quarter-end and average assets under management by business line for the first quarter are presented below:

--------------------------------------------------------------------------------

(In billions of dollars)                                     2000         1999
--------------------------------------------------------------------------------

Domestic Retail Mutual Funds                                 $255           $192
Domestic Defined Benefit                                       77             60
Domestic Defined Contribution                                  65             40
International                                                  25             14
                                                             ----           ----
Quarter-end Assets                                           $422           $306
                                                             ====           ====

Average Assets                                               $403           $300
                                                             ====           ====

--------------------------------------------------------------------------------

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international bond and stock market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. In recent years U.S. equity markets have risen substantially, in many cases to historical highs. This increase has contributed significantly to the assets under management and, accordingly, to increases in revenue. A substantial slowdown in the rise of markets or an actual decrease in general market levels will reduce revenue growth or, in some circumstances, could lead to a decline in revenue. Revenues are also affected by, but not limited to, investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

At the end of the first quarter, assets held in equity securities represented 84% of assets under management, compared with 74% at March 31, 1999, while investments in fixed income products represented 16%, compared with 26% at March 31, 1999.

Consulting
--------------------------------------------------------------------------------

(In millions of dollars)                                   2000           1999
--------------------------------------------------------------------------------

Revenue                                                    $520            $466
Expense                                                     457             418
                                                           ----            ----
Operating Income                                           $ 63            $ 48
                                                           ====            ====
Operating Income Margin                                    12.1%           10.3%
                                                           ====            ====

--------------------------------------------------------------------------------

Revenue
Excluding acquisitions and the effect of foreign exchange, consulting services revenue increased 12% in 2000 compared with the first quarter of 1999 reflecting an increase in the level of services provided. Retirement consulting revenue, which represented 42% of the consulting segment, grew 13% in the first quarter primarily due to a higher amount of services provided. In addition, revenue rose 21% in compensation consulting, 18% in economic consulting, 17% in general management consulting and 12% in health care consulting due to a higher volume of business in these practice lines during the first quarter of 2000.

Expense
Excluding the impact of acquisitions and the effect of foreign exchange, expenses increased approximately 10% reflecting the effect of staff growth to support new business and higher incentive compensation commensurate with strong operating performance. These increases were partially offset by realized consolidation savings related to the Sedgwick transaction.

Corporate Expenses
Corporate expenses increased to $31 million in the first quarter of 2000 from $23 million in 1999 due, in part, to costs associated with new corporate initiatives including MMC Enterprise Risk. This new operating entity will focus on MMC's growing activities in responding on an integrated basis to the various risks faced by corporations.

Interest
Interest income earned on corporate funds decreased to $5 million in the first quarter of 2000 from $7 million in 1999. Interest expense of $60 million was unchanged from the prior year as a slight decline in average outstanding debt levels was offset by higher average interest rates.

Income Taxes
MMC's consolidated tax rate was 39.5% of income before income taxes in the first quarter of 2000 compared with 40.0% in the first quarter of 1999. The reduction in the tax rate primarily reflects the implementation of tax efficient structures relating to MMC's non-US operations. The overall tax rates are higher than the U.S. federal statutory rate primarily because of provisions for state and local income taxes.

Liquidity and Capital Resources
MMC's cash and cash equivalents aggregated $507 million on March 31, 2000, an increase of $79 million from the end of 1999.

Included in the cash flows from operations are the net cash requirements related to integration payments. Cash outlays of $57 million and $19 million were made in the first quarter of 2000 and 1999, respectively.

Cash flows from operations also include the net cash flows associated with Putnam's prepaid dealer commissions, which amounted to a $74 million cash outflow for the three months compared with a $4 million outflow during the same period of 1999.

During the first quarter of 2000, commercial paper borrowings increased $406 million and other borrowings increased $58 million.

From time to time MMC may repurchase shares of its common stock principally to fund the needs of its employee benefit and other plans.

MMC's capital expenditures, which amounted to $91 million in the first three months of 2000 and $81 million in the first quarter last year primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities.

MMC has committed to potential future investments of approximately $700 million in connection with the formation of Marsh & McLennan Capital's Trident II Fund, THL and other Marsh & McLennan Capital investments. MMC expects to fund these commitments, in part, with sales proceeds from existing investments. These commitments will be funded over the next several years if certain investment levels and performance targets are met.

As further explained in Note 8 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the U.K. Personal Investment Authority. The contingent exposure for pension redress and related cost is presently estimated to be approximately $490 million of which $300 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements. The timing of payments relating to the pension review process cannot be predicted with certainty; however, it is anticipated that approximately $175 million will be paid in 2000. Approximately $10 million has been paid during the quarter ended March 31, 2000. MMC may fund future payments by temporarily drawing upon its existing credit lines.

Market Risk
Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates. MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are used on a very limited basis and are with counterparties of high creditworthiness. MMC does not enter into foreign currency or interest rate transactions for trading or other speculative purposes.

The translated values of revenue and expense from MMC's international risk and insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. However, the net impact of these fluctuations on MMC's results of operations or cash flows has not been material.

Year 2000 Issue
MMC had completed remediating its systems in preparation for the Year 2000 prior to January 1, 2000 and experienced no meaningful system problems during the roll-over period. MMC also continued to monitor its systems for Year 2000 errors through the first quarter of 2000 without experiencing any meaningful problems. For this purpose, the term "systems" includes computer equipment and software that are commonly thought of as information technology ("IT") systems including accounting, data processing, telephone and other miscellaneous systems, as well as non-information technology ("non-IT") systems, such as embedded technology in MMC's facilities and equipment. Costs associated with monitoring this issue were insignificant in the first quarter of 2000 and all Year 2000 remediation and monitoring efforts have now been concluded.

Other
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, which establishes new accounting and reporting requirements for derivative instruments, is effective (as amended by SFAS No. 137) for fiscal years beginning after June 15, 2000. MMC does not expect the adoption of this standard will have a material impact on its results of operations or consolidated financial condition.



                           PART II, OTHER INFORMATION
                           --------------------------

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                 MARCH 31, 2000



Item 6.    Exhibits and Reports on Form 8-K.

           (a)      Exhibits.

                    12. Statement Re:  Computation of Ratio of Earnings to Fixed
                        Charges.

                    27. Financial Data Schedule

            (b)     Reports on Form 8-K.

                    An amended report on Form 8-K/A dated March 27, 1999 was filed by the registrant in order to restate certain pro forma financial information related to the registrant's acquisition of Sedgwick.









                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 12th day of May, 2000 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                                MARSH & McLENNAN COMPANIES, INC.



                                                 /s/ Sandra S. Wijnberg
                                                 -------------------------------
                                                 Senior Vice President and
                                                 Chief Financial Officer