Form 10-Q
period 2000-06-30
MARSH & MCLENNAN COMPANIES INC
filed 2000-08-14
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                         For quarter ended June 30, 2000

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

        As of July 31, 2000, there were outstanding 271,332,505 shares of common stock, par value $1.00 per share, of the registrant.



                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh & McLennan Companies, Inc. and its subsidiaries ("MMC") and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders. Such statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Sedgwick Group plc, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of MMC. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services and consulting businesses, the integration of the business of Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from that transaction; in the case of MMC's risk and insurance service business, changes in competitive conditions, a decrease in the premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of MMC's investment management business, changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims, lawsuits and contingencies, changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.



                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)


                                    Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                    -------------------     -------------------
                                      2000        1999        2000        1999
                                    -------     -------     -------     -------

Revenue                             $ 2,481     $ 2,245     $ 5,146     $ 4,596

Expense                               1,975       1,898       4,028       3,730
                                    -------     -------     -------     -------

Operating Income                        506         347       1,118         866

Interest Income                           6           4          11          11

Interest Expense                        (68)        (55)       (128)       (115)
                                    -------     -------     -------     -------

Income Before Income Taxes              444         296       1,001         762

Income Taxes                            168         119         388         306
                                    -------     -------     -------     -------

Net Income                          $   276     $   177     $   613     $   456
                                    =======     =======     =======     =======
Basic Net Income
 Per Share                          $  1.02     $   .68     $  2.28     $  1.76
                                    =======     =======     =======     =======
Diluted Net Income
 Per Share                          $   .96     $   .63     $  2.15     $  1.66
                                    =======     =======     =======     =======
Average Number of Shares
 Outstanding - Basic                    270         263         269         260
                                    =======     =======     =======     =======
Average Number of Shares
 Outstanding - Diluted                  283         272         281         269
                                    =======     =======     =======     =======

Dividends Declared                  $   .50     $   .45     $   .95     $   .85
                                    =======     =======     =======     =======



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)




                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        2000           1999
                                                     ----------     -----------
ASSETS

Current assets:

Cash and cash equivalents                              $    439        $    428
                                                       --------        --------

Receivables-
  Commissions and fees                                    2,282           1,949
  Advanced premiums and claims                              215             246
  Other receivables                                         291             260
                                                       --------        --------
                                                          2,788           2,455

  Less-allowance for doubtful accounts                     (132)           (132)
                                                       --------        --------
  Net receivables                                         2,656           2,323
                                                       --------        --------
Prepaid dealer commissions -
 current portion                                            361             326
Other current assets                                        239             206
                                                       --------        --------
    Total current assets                                  3,695           3,283

Intangible assets                                         5,540           5,542

Fixed assets, net                                         1,339           1,314
(net of accumulated depreciation and
 amortization of $964 at June 30, 2000
 and $898 at December 31, 1999)

Prepaid dealer commissions                                  821             760
Long-term securities                                        618             611
Other assets                                              1,623           1,511
                                                       --------        --------
                                                       $ 13,636        $ 13,021
                                                       ========        ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                      (Unaudited)
                                                        June 30,    December 31,
                                                          2000         1999
                                                       ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $  1,299      $  1,131
Accounts payable and accrued liabilities                    1,817         1,721
Accrued compensation and employee benefits                    898         1,157
Accrued income taxes                                          176           188
Dividends payable                                             136           121
                                                         --------      --------
 Total current liabilities                                  4,326         4,318
                                                         --------      --------

Fiduciary liabilities                                       3,962         3,333
Less - cash and investments held in
       a fiduciary capacity                                (3,962)       (3,333)
                                                         --------      --------
                                                             --            --
                                                         --------      --------

Long-term debt                                              2,349         2,357
                                                         --------      --------
Other liabilities                                           2,322         2,176
                                                         --------      --------
Commitments and contingencies                                --            --
                                                         --------      --------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                              --            --
Common stock, $1 par value, authorized
  800,000,000 shares, issued 271,994,474
  shares at June 30, 2000 and 268,695,790
  at December 31, 1999                                        272           269
Additional paid-in capital                                  1,596         1,411
Retained earnings                                           3,031         2,674
Accumulated other comprehensive income                       (157)          (75)
                                                         --------      --------
                                                            4,742         4,279
Less - treasury shares, at cost,
  1,319,538 shares at June 30, 2000 and
  1,669,993 shares at December 31, 1999                       (103)        (109)
                                                         --------      --------
 Total stockholders' equity                                 4,639         4,170
                                                         --------      --------

                                                         $ 13,636      $ 13,021
                                                         ========      ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
Operating cash flows:
Net income                                                   $   613    $   456
   Special charge                                               --           84
   Integration payments                                         (103)       (93)
   Depreciation of fixed assets                                  112        109
   Amortization of intangible assets                              88         69
   Provision for deferred income taxes                           120         64
   Other liabilities                                             (66)        47
   Prepaid dealer commissions                                    (96)        (6)
   Other, net                                                     (9)        16
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                                  (320)      (264)
   Other current assets                                           (2)       112
   Accounts payable and accrued liabilities                      179        (78)
   Accrued compensation and employee benefits                   (259)       (82)
   Accrued income taxes                                           58        (14)
   Effect of exchange rate changes                                (3)       (29)
                                                             -------    -------
   Net cash generated from operations                            312        391
                                                             -------    -------

Financing cash flows:
Net increase (decrease) in commercial paper                      241     (1,359)
Other borrowings                                                  60      1,109
Other repayments                                                (139)       (36)
Issuance of common stock                                         113        369
Dividends paid                                                  (241)      (208)
                                                             -------    -------
   Net cash provided by (used for) financing activities           34       (125)
                                                             -------    -------

Investing cash flows:
Additions to fixed assets                                       (184)      (164)
Acquisitions                                                     (34)       (92)
Other, net                                                      (107)       (13)
                                                             -------    -------
   Net cash used for investing activities                       (325)      (269)
                                                             -------    -------

Effect of exchange rate changes on cash
 and cash equivalents                                            (10)        (8)
                                                             -------    -------

Increase (decrease) in cash & cash equivalents                    11        (11)

Cash & cash equivalents at beginning of period                   428        610
                                                             -------    -------

Cash & cash equivalents at end of period                     $   439    $   599
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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-and six-month periods ended June 30, 2000 and 1999.

2.   Fiduciary Assets and Liabilities

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $89 million and $83 million for the six months ended June 30, 2000 and 1999, respectively.

     Net uncollected premiums and claims and the related payables amounting to $11.7 billion at June 30, 2000 and $11.5 billion at December 31, 1999, are not included in the accompanying Consolidated Balance Sheets.

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

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and six-month periods ended June 30, 2000 and 1999.

     (In millions)
      -----------
                                             Three Months      Six Months Ended
                                             Ended June 30,         June 30,
                                            ----------------   ----------------
                                             2000      1999     2000      1999
                                            ------    ------   ------    ------

Net income                                  $ 276     $ 177     $ 613     $ 456

Less:  Potential minority
  interest associated
  with Putnam Equity
  Partnership Plan                             (4)       (4)       (9)       (8)
                                            -----     -----     -----     -----

Net income for diluted
  earnings per share                        $ 272     $ 173     $ 604     $ 448
                                            =====     =====     =====     =====

Basic weighted average
  common shares outstanding                   270       263       269       260

Dilutive effect of stock options
  and stock units                              13         9        12         9
                                            -----     -----     -----     -----

Diluted weighted average
  common shares outstanding                   283       272       281       269
                                            =====     =====     =====     =====


4.   Comprehensive Income

     The components of comprehensive income for the six-month periods ended June 30, 2000 and 1999 are as follows:

                                                               2000        1999
                                                               ----        ----

Foreign currency translation adjustments                      $ (73)      $(119)
Unrealized securities holding gains (losses),
  net of income taxes                                            20         (82)
Less:  Reclassification adjustment for gains
       included in net income,
       net of income taxes                                      (29)        (12)
                                                              -----       -----
Other comprehensive income (loss)                               (82)       (213)
Net income                                                      613         456
                                                              -----       -----
Comprehensive income                                          $ 531       $ 243
                                                              =====       =====


5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

     The  following   schedule  provides   additional   information   concerning
     acquisitions and interest and income taxes paid:

                                                              Six Months Ended
                                                                  June 30,
                                                             -------------------
(In millions of dollars)                                     2000           1999
------------------------                                     ----           ----
Purchase acquisitions:
  Assets acquired, excluding cash                           $ 126          $  92
  Liabilities assumed                                         (80)          --
  Shares issued                                               (12)          --
                                                            -----          -----
Net cash outflow for acquisitions                           $  34          $  92
                                                            =====          =====

Interest paid                                               $ 127          $ 101
Income taxes paid                                           $ 175          $ 222


6.   Income Taxes

     In 1997, MMC received a Notice of Proposed Adjustment from a local field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to 12b-1 fees paid by Putnam. The notice reflected the preliminary thinking of the IRS field office and did not constitute a formal assertion of liability by the IRS. The notice in question asserts a position contrary to the position enunciated in an IRS 1993 Technical Advice Memorandum. The IRS field office withdrew the Notice of Proposed Adjustment and the IRS continues to have the matter under consideration. MMC believes its tax treatment of these fees is consistent with current industry practice and applicable requirements of the Internal Revenue Code and previously issued IRS technical advice.

     Taxing authorities periodically challenge positions taken by MMC on its tax returns. On the basis of present information and advice received from counsel, it is the opinion of MMC's management that any assessments resulting from current tax audits will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

7.   Special Charge

     In the second quarter of 1999, MMC recorded a special charge of $84 million that reduced diluted net income per share by $0.19. This charge included $71 million of merger-related costs associated with the combination with Sedgwick and $13 million representing acquisition-related awards pertaining to the Sedgwick transaction.

     An additional special charge of $253 million was recorded in the fourth quarter of 1999 resulting in a combined special charge of $337 million representing $266 million of merger-related costs associated with the combination with Sedgwick and $71 million primarily from acquisition-related awards pertaining to the Sedgwick transaction. The $266 million of merger-related costs are discussed in detail in Note 8.

8.   Acquisitions, Dispositions and Integration Costs

     Acquisitions: In May 2000, MMC acquired Delta Consulting Group, an industry leader in corporate organizational design and change management consulting.

     In July 1999, MMC acquired a minority ownership interest in Thomas H. Lee Partners, a private equity business.

     In the fourth quarter of 1998, MMC consummated a business combination with Sedgwick Group plc ("Sedgwick"), a London-based holding company of one of the world's leading insurance and reinsurance broking and consulting groups, for total cash consideration of approximately $2.2 billion, which was initially funded with commercial paper borrowings. In April 1999, MMC completed the sale of 4.1 million common shares, realizing approximately $300 million of net proceeds. In June 1999, MMC sold $600 million of 6.625% Senior Notes due 2004 and $400 million of 7.125% Senior Notes due 2009. The proceeds of these sales were used to repay a portion of the commercial paper borrowings. The business combination was accounted for using the purchase method of accounting. Accordingly, goodwill of approximately $2.8 billion resulting from the purchase price allocation is being amortized over 40 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values. No intangible assets, other than goodwill, were acquired as part of the business combination with Sedgwick.

     Dispositions: As part of the combination with Sedgwick, MMC acquired several businesses that it intended to sell, including insurance underwriting operations already in run-off and consulting businesses not compatible with its existing operations. During 1999, MMC sold certain of these businesses for $85 million and the after tax gains from these sales of $16 million have been subtracted from the cost of the Sedgwick acquisition. During the first quarter of 2000, MMC sold another of these businesses for $33 million which approximated its carrying value. The net liabilities of businesses to be disposed are reflected at their estimated realizable value of $120 million and $101 million at June 30, 2000 and December 31, 1999, respectively, and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

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



     The utilization of these charges is summarized as follows:

                                                         Utilized in   Balance
                                  Initial     Utilized   Six Mos.      June 30,
(In millions of dollars)          Balance     in 1999    2000          2000
                                  ---------   --------   -----------   --------

Sedgwick Plan:
Termination payments to
  employees                         $   183    $   (93)   $   (34)      $    56
Other employee-related costs              5         (2)      --               3
Future rent under
  noncancelable leases                   48         (8)        (7)           33
Leasehold termination costs              49        (10)        (8)           31
                                    -------    -------    -------       -------
                                    $   285    $  (113)   $   (49)      $   123
                                    =======    =======    =======       =======

Number of employee terminations       2,400     (1,700)      (300)          400

Number of office consolidations         125        (50)       (55)           20


                                                         Utilized in   Balance
                                  Initial     Utilized   Six Mos.      June 30,
(In millions of dollars)          Balance     in 1999    2000          2000
                                  ---------   --------   -----------   --------

MMC Plan:
Termination payments to
  employees                         $   194    $   (74)   $   (45)      $    75
Future rent under
  noncancelable leases                   31         (5)        (3)           23
Leasehold termination costs              16         (3)        (6)            7
Other integration-related costs          25        (25)      --            --
                                    -------    -------    -------       -------
                                    $   266    $  (107)   $   (54)      $   105
                                    =======    =======    =======       =======

Number of employee terminations       2,100     (1,300)      (300)          500

Number of office consolidations          50        (20)       (20)           10


     The other  integration-related  costs primarily  consist of consulting fees
     and  system   conversion  costs  incurred  in  1999  as  a  result  of  the restructuring and merging of MMC and Sedgwick operations.

     As of June 30, 2000, the actions contemplated by this plan were in progress and are expected to be completed by the end of 2000. Some accruals, primarily future rent under noncancelable leases (net of anticipated sublease income), are expected to be paid over several years.

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

     Three actions were filed in the United States District Court for the Southern District of New York by former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in 1997, against twenty-four selling shareholders  of  J&H,  as  well  as J&H  itself  and  MMC.  These  actions essentially challenge the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. The former directors assert, among others, claims for breach of fiduciary duty, federal securities law violations, breach of contract, and ERISA violations. Plaintiffs seek compensatory and punitive damages. On October 12, 1999, the Court dismissed MMC entirely from these cases and dismissed certain (but not all) of the claims brought against J&H. The principal surviving claims asserted against J&H in these cases include a claim under the federal securities laws and a claim for breach of ERISA. In December 1999, two additional cases were filed by two former directors of J&H and have been assigned to the judge hearing the other three cases. These two additional cases raise substantially similar issues as the three previous actions.

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of June 30, 2000, settlements and related costs previously paid amount to approximately $155 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $320 million. Sedgwick has recorded $160 million of reserves and recognized approximately $160 million of insurance recoveries related to this exposure.

     Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $145 million. Approximately $140 million of this amount is expected to be recovered from insurers and accounting reserves have been provided for the remaining balance. As of June 30, 2000, settlements and related costs previously paid total approximately $40 million.

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

11.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard (as amended by SFAS No.
     138), which establishes new accounting and reporting requirements for derivative instruments, is effective (as amended by SFAS No. 137) for fiscal years beginning after June 15, 2000. MMC does not expect the adoption of this standard will have a material impact on its results of operations or consolidated financial position.

     MMC has reviewed the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and has determined that it is in compliance with its provisions.

12.  Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

13.  Segment Information

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

     Selected information about MMC's operating segments for the six-month periods ended June 30, 2000 and 1999 follow:

     (In millions of dollars)

                                                   Revenue               Segment
                                                   from External       Operating
                                                   Customers              Income
                                                   -------------       ---------
2000-
Risk and Insurance Services                               $2,449 (a)      $  528
Investment Management                                      1,639             518
Consulting                                                 1,058             149
                                                          ------          ------
                                                          $5,146          $1,195
                                                          ======          ======

1999-
Risk and Insurance Services                               $2,348 (a)      $  465
Investment Management                                      1,290             420
Consulting                                                   958             120
                                                          ------          ------
                                                          $4,596          $1,005
                                                          ======          ======

(a) Includes interest income on fiduciary funds ($89 million in 2000 and $83 million in 1999).



     A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

                                                           2000           1999
                                                         -------        -------

Total segment operating income                           $ 1,195        $ 1,005
Severance and related benefits (Note 7)                     --              (71)
Acquisition - related charges (Note 7)                      --              (13)
Corporate expense                                            (64)           (53)
Minority interest                                            (13)            (2)
                                                         -------        -------
      Operating income                                     1,118            866
Interest income                                               11             11
Interest expense                                            (128)          (115)
                                                         -------        -------
Total income before income taxes                         $ 1,001        $   762
                                                         =======        =======



                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Second Quarter and Six Months Ended June 30, 2000

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

The consolidated results of operations follow:
--------------------------------------------------------------------------------
                                          Second Quarter           Six Months
                                        -----------------     ------------------
(In millions of dollars)                  2000       1999       2000       1999
--------------------------------------------------------------------------------


Revenue:
Risk and Insurance Services             $1,155     $1,092     $2,449     $2,348
Investment Management                      788        661      1,639      1,290
Consulting                                 538        492      1,058        958
                                        ------     ------     ------     ------
                                         2,481      2,245      5,146      4,596
                                        ------     ------     ------     ------
Expense:
Compensation and Benefits                1,211      1,126      2,515      2,295
Amortization of Intangibles                 44         34         88         69
Other Operating Expenses                   720        654      1,425      1,282
Special Charge                            --           84       --           84
                                        ------     ------     ------     ------
                                         1,975      1,898      4,028      3,730
                                        ------     ------     ------     ------

Operating Income                        $  506     $  347     $1,118     $  866
                                        ======     ======     ======     ======

Operating Income Margin                   20.4%      15.5%      21.7%      18.8%
                                        ======     ======     ======     ======

--------------------------------------------------------------------------------


Revenue, derived mainly from commissions and fees, rose 11% from the second quarter of 1999 and grew 12% for the six months. This performance was principally driven by a higher volume of business in the investment management and consulting segments.

Excluding the impact of acquisitions and the effect of foreign exchange, revenue on a consolidated basis grew approximately 12% over the second quarter of 1999. Revenue increased 19% in the investment management segment as average assets under management increased significantly over the prior year. Consulting revenue grew 12% for the quarter due to a higher volume of business in all practice lines. Also, the risk and insurance services segment experienced underlying revenue growth of approximately 8% primarily due to net new business development. For the six months, consolidated revenue, excluding acquisitions and the effect of foreign exchange, rose approximately 14%.

Operating expenses increased 4% from the second quarter of 1999 and grew 8% for the six months. Excluding acquisitions, the effect of foreign exchange and the impact of the 1999 special charge relating to costs resulting from the Sedgwick Group plc ("Sedgwick") integration process, expenses rose 10% in the second quarter of 2000 primarily due to costs associated with staff growth and higher incentive compensation levels in the investment management and consulting segments commensurate with strong operating performance. Partially offsetting these increases was the realization of net integration savings related to the Sedgwick transaction. For the six months, expenses rose approximately 11%, excluding acquisitions, the effect of foreign exchange and the impact of the 1999 special charge.

Management believes the net annual savings associated with the Sedgwick integration should approach $160 million when it is completed. Of the $160 million of net savings, approximately $30 million was realized in 1999. Approximately two-thirds of the remaining estimated annual savings is expected to be realized in 2000 with the remainder expected to be realized in 2001. Through the first six months of 2000, MMC is on pace to achieve the expected level of savings.

MMC recorded a special charge of $337 million in 1999, which included $266 million of Sedgwick merger-related costs associated with employees and offices of MMC. Of the total charge, $84 million was recorded in the second quarter and the balance was recorded in the fourth quarter. In addition to the special charge, $285 million of costs for planned reductions of employees and offices of Sedgwick were included in the cost of the acquisition. The utilization of the charges is summarized in Note 8 to the consolidated financial statements in this Form 10-Q filing. At June 30, 2000, the actions contemplated by the integration plan were in progress and are expected to be completed by the end of 2000.

Of the combined merger-related costs totaling $551 million, cash payments of approximately $220 million were made in 1999 and $103 million were made in the first six months of 2000. Additional cash payments of approximately $100 million are expected to be made over the remainder of 2000. Some accruals, primarily representing future rent under noncancellable leases (net of anticipated sublease income), are expected to be paid out over several years. Cash outlays are expected to be funded through operating cash flows.

Risk and Insurance Services
--------------------------------------------------------------------------------
                                       Second Quarter             Six Months
                                     ------------------      -------------------
(In millions of dollars)               2000        1999        2000        1999
--------------------------------------------------------------------------------

Revenue                              $1,155      $1,092      $2,449      $2,348
Expense (a)                             951         921       1,921       1,883
                                     ------      ------      ------      ------
Operating Income                     $  204      $  171      $  528      $  465
                                     ======      ======      ======      ======
Operating Income Margin                17.7%       15.6%       21.6%       19.8%
                                     ======      ======      ======      ======

--------------------------------------------------------------------------------
(a) Excluding 1999 special charge.

Revenue
Revenue for the risk and insurance services segment grew 6% over the second quarter of 1999. Excluding acquisitions, rationalized Sedgwick business and the effect of foreign exchange, revenue for risk and insurance services operations rose approximately 8% primarily reflecting the effect of net new business development and higher fiduciary interest income partially offset by lower revenue from MMC Capital. Each of the major operations within this segment experienced underlying revenue growth of at least 7%. Excluding acquisitions, rationalized Sedgwick business and the effect of foreign exchange, risk and insurance services revenue rose approximately 7% during the first half of 2000. Trends within the underlying marketplace indicate that U.S. commercial insurance premium rates began to increase during the second quarter.

Expense
Risk and insurance services expenses increased 3% for the second quarter and 2% for the first six months of 2000. Excluding acquisitions and the effect of foreign exchange, expenses increased approximately 4% from the second quarter of 1999 primarily reflecting costs associated with a higher volume of business, partially offset by the realization of net integration savings related to the Sedgwick transaction. For the six months, expenses for risk and insurance services, excluding acquisitions and the effect of foreign exchange, rose approximately 2%.

Investment Management
--------------------------------------------------------------------------------
                                       Second Quarter             Six Months
                                     ------------------      -------------------
(In millions of dollars)               2000        1999        2000        1999
--------------------------------------------------------------------------------

Revenue                              $  788      $  661      $1,639      $1,290
Expense                                 532         441       1,121         870
                                     ------      ------      ------      ------
Operating Income                     $  256      $  220      $  518      $  420
                                     ======      ======      ======      ======
Operating Income Margin                32.5%       33.2%       31.6%       32.5%
                                     ======      ======      ======      ======

--------------------------------------------------------------------------------

Revenue
Putnam's revenue increased 19% compared with the second quarter of 1999 and 27% for the six months, reflecting strong growth in the level of average assets under management on which management fees are earned. Assets under management aggregated $407 billion at June 30, 2000 compared with $325 billion at June 30, 1999 and $422 billion at March 31, 2000. The decrease from the end of the first quarter reflects $8 billion of net new fund sales and additional institutional investments plus $1 billion of reinvested dividends, offset by a $24 billion decrease resulting from a decrease in equity market levels during the quarter.

Expense
Expenses grew 21% in the second quarter of 2000 and 29% for the six months, primarily reflecting higher incentive compensation commensurate with strong operating performance and the increased amortization of deferred commissions from increased sales and redemptions. In addition, the first half of 2000 included goodwill amortization arising from the July 1999 investment in Thomas
H. Lee Partners ("THL").

Quarter-end assets under management by business line and average assets in total for the second quarter are presented below:

--------------------------------------------------------------------------------

(In billions of dollars)                                     2000           1999
--------------------------------------------------------------------------------


Domestic Retail Mutual Funds                                 $245           $204
Domestic Defined Benefit                                       70             58
Domestic Defined Contribution                                  62             44
International                                                  30             19
                                                             ----           ----
Quarter-end Assets                                           $407           $325
                                                             ====           ====

Average Assets                                               $394           $315
                                                             ====           ====

--------------------------------------------------------------------------------

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international bond and stock market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. In recent years, U.S. equity markets have generally risen substantially, in many cases to historical highs. This increase has contributed significantly to the assets under management and, accordingly, to increases in revenue. A substantial slowdown in the rise of markets or an actual decrease in general market levels will reduce revenue growth or, in some circumstances, could lead to a decline in revenue. Items affecting revenue include, but are not limited to, investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

At the end of the second quarter, assets held in equity securities represented 84% of assets under management, compared with 77% in 1999, while investments in fixed income products represented 16%, compared with 23% last year.

Consulting
--------------------------------------------------------------------------------
                                        Second Quarter             Six Months
                                      ------------------      ------------------
(In millions of dollars)                2000        1999        2000       1999
--------------------------------------------------------------------------------


Revenue                               $  538      $  492      $1,058     $  958
Expense (a)                              452         420         909        838
                                      ------      ------      ------     ------
Operating Income                      $   86      $   72      $  149     $  120
                                      ======      ======      ======     ======
Operating Income Margin                 15.9%       14.7%     14.0 %       12.5%
                                      ======      ======      ======     ======

--------------------------------------------------------------------------------
(a) Excluding 1999 special charge.

Revenue
Consulting revenue increased 9% in 2000 compared with the second quarter of 1999 reflecting an increase in the level of services provided. Excluding the impact of acquisitions and the effect of foreign exchange, consulting revenue increased approximately 12% in the second quarter of 2000. Retirement consulting revenue, which represented 41% of the consulting segment, grew 11% in the second quarter primarily due to a higher amount of services provided. In addition, revenue rose 19% in general management consulting, 14% in compensation consulting, 9% in economic consulting and 7% in health care consulting due to a higher volume of business as well as rate increases in these practice lines during the second quarter of 2000. Excluding the impact of acquisitions and the effect of foreign exchange, revenue increased approximately 12% for the six months.

Expense
Consulting expenses increased 8% for the second quarter and six months of 2000. Excluding the impact of acquisitions and the effect of foreign exchange, expenses increased approximately 10% for the second quarter and approximately 10% for the six months reflecting the effect of staff growth to support new business and higher incentive compensation commensurate with strong operating performance. These increases were partially offset by realized consolidation savings related to the Sedgwick transaction.

Corporate Expenses
Corporate expenses increased to $33 million in the second quarter of 2000 from $30 million in 1999 and to $64 million for the first half of the year from $53 million for the same period in 1999. The increase was due, in part, to costs associated with new corporate initiatives including MMC Enterprise Risk, as well as nonrecurring consulting fees related to the integration of Sedgwick. MMC Enterprise Risk focuses on MMC's growing activities in responding on an integrated basis to the various risks faced by corporations.

Interest
Interest income earned on corporate funds was $6 million in the second quarter of 2000 compared with $4 million in 1999. For the six months, interest income of $11 million was unchanged from the prior year. Interest expense increased to $68 million in the second quarter of 2000 from $55 million in 1999 and increased to $128 million for the six months ended June 30, 2000 from $115 million in 1999. The increase in interest expense for the quarter and six months is primarily due to higher average interest rates in 2000 compared with 1999.

Income Taxes
MMC's consolidated tax rate was 37.8% of income before income taxes in the second quarter and 38.8% for the first half of 2000, compared with 40% in the second quarter and first half of 1999. The reduction in the tax rate primarily reflects the implementation of tax efficient structures relating to MMC's non-U.S. operations. The overall tax rates are higher than the U.S. Federal statutory rate primarily because of provisions for state and local income taxes.

Liquidity and Capital Resources
MMC's cash and cash equivalents aggregated $439 million on June 30, 2000, an increase of $11 million from the end of 1999.

Included in the cash flows from operations are the net cash requirements related to integration payments. Cash outlays of $103 million and $93 million were made in the first half of 2000 and 1999, respectively.

Cash flows from operations also include the net cash flows associated with Putnam's prepaid dealer commissions, which amounted to a $96 million cash outflow for the six months compared with a $6 million outflow during the same period of 1999.

During the first half of 2000, net commercial paper borrowings increased $241 million and other borrowings increased $60 million.

From time to time, MMC may repurchase shares of its common stock principally to fund the needs of its employee benefit and other plans.

MMC's capital expenditures, which amounted to $184 million in the first six months of 2000 and $164 million during the same period last year primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities.

MMC has committed to potential future investments of approximately $700 million in connection with the formation of THL, MMC Capital's Trident II Fund, and other MMC Capital investments. MMC expects to fund these commitments, in part, with sales proceeds from existing investments. These commitments will be funded over the next several years if certain investment levels and performance targets are met.

As further explained in Note 9 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the U.K. Personal Investment Authority. The contingent exposure for pension redress and related cost is presently estimated to be approximately $465 million of which $300 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements. The timing of payments relating to the pension review process cannot be predicted with certainty. Approximately $35 million was paid during the six months ended June 30, 2000 and it is anticipated that approximately $100 million will be paid in the second half of 2000.

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

Other
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard (as amended by SFAS 138), which establishes new accounting and reporting requirements for derivative instruments, is effective (as amended by SFAS No. 137) for fiscal years beginning after June 15, 2000. MMC does not expect the adoption of this standard will have a material impact on its results of operations or consolidated financial condition.

MMC has reviewed the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and has determined that it is in compliance with its provisions.



                           PART II, OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                  JUNE 30, 2000

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

               3. MMC's bylaws.

              10. Consulting Agreement between A.J.C. Smith and MMC effective as of June 1, 2000.

              12.  Statement Re:  Computation of Ratio of Earnings to Fixed
                   Charges.

              27.  Financial Data Schedule.


         (b)  Reports on Form 8-K.

              None.



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th day of August, 2000 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                             MARSH & McLENNAN COMPANIES, INC.



                                             /s/ Sandra S. Wijnberg
                                             -----------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer