Form 10-Q
period 2000-09-30
MARSH & MCLENNAN COMPANIES INC
filed 2000-11-14
CIK 62709

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                      For quarter ended September 30, 2000



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

         As of October 31, 2000, there were outstanding 275,085,721 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================


                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


Marsh & McLennan Companies, Inc. and its subsidiaries ("MMC") and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders. Such statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and may include, without limitation, discussions concerning revenue and expense growth, cost savings and efficiencies expected from the integration of Sedgwick Group plc, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to the operations and income taxes of MMC. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward- looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services and consulting businesses, the integration of the business of Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from that transaction; in the case of MMC's risk and insurance service business, changes in competitive conditions, movements in premium rate levels in the global property and casualty insurance markets, the impact of changes in insurance markets and natural catastrophes; in the case of MMC's investment management business, changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims, lawsuits and contingencies, changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.



                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)



                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                    -------------------     --------------------
                                     2000          1999      2000         1999
                                    ------       ------     -------      ------

Revenue                             $ 2,535     $ 2,227     $ 7,681     $ 6,823

Expense                               2,019       1,802       6,047       5,532
                                    -------     -------     -------     -------

Operating Income                        516         425       1,634       1,291

Interest Income                           7           6          18          17

Interest Expense                        (63)        (59)       (191)       (174)
                                    -------     -------     -------     -------

Income Before Income Taxes              460         372       1,461       1,134

Income Taxes                            178         149         566         455
                                    -------     -------     -------     -------

Net Income                          $   282     $   223     $   895     $   679
                                    =======     =======     =======     =======

Basic Net Income
 Per Share                          $  1.04     $   .84     $  3.32     $  2.60
                                    =======     =======     =======     =======

Diluted Net Income
 Per Share                          $   .97     $   .81     $  3.12     $  2.47
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Basic                    272         264         270         262
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Diluted                  286         273         283         270
                                    =======     =======     =======     =======

Dividends Declared                  $   .50     $   .45     $  1.45     $  1.30
                                    =======     =======     =======     =======


                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)




                                                      (Unaudited)
                                                     September 30,  December 31,
                                                            2000        1999
                                                      ------------  -----------
ASSETS

Current assets:

Cash and cash equivalents                                $    341      $    428
                                                         --------      --------

Receivables-
  Commissions and fees                                      2,370         1,949
  Advanced premiums and claims                                274           246
  Other receivables                                           326           260
                                                         --------      --------
                                                            2,970         2,455

  Less-allowance for doubtful accounts                       (127)         (132)
                                                         --------      --------
  Net receivables                                           2,843         2,323
                                                         --------      --------
Prepaid dealer commissions -
 current portion                                              369           326
Other current assets                                          134           206
                                                         --------      --------

    Total current assets                                    3,687         3,283

Intangible assets                                           5,564         5,542

Fixed assets, net                                           1,325         1,314
(net of accumulated depreciation and
 amortization of $982 at September 30, 2000
 and $898 at December 31, 1999)

Prepaid dealer commissions                                    806           760
Long-term securities                                          694           611
Other assets                                                1,540         1,511
                                                         --------      --------
                                                         $ 13,616      $ 13,021
                                                         ========      ========


                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                      (Unaudited)
                                                      September 30, December 31,
                                                          2000           1999
                                                      ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $    780      $  1,131
Accounts payable and accrued liabilities                    1,830         1,721
Accrued compensation and employee benefits                  1,120         1,157
Accrued income taxes                                          193           188
Dividends payable                                             139           121
                                                         --------      --------
  Total current liabilities                                 4,062         4,318
                                                         --------      --------

Fiduciary liabilities                                       3,911         3,333
Less - cash and investments held in
       a fiduciary capacity                                (3,911)       (3,333)
                                                         --------      --------
                                                                -             -
                                                         --------      --------

Long-term debt                                              2,350         2,357
                                                         --------      --------
Other liabilities                                           2,201         2,176
                                                         --------      --------
Commitments and contingencies                                   -             -
                                                         --------      --------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                 -             -
Common stock, $1 par value, authorized
 800,000,000 shares, issued 275,622,036
   shares at September 30, 2000 and
   268,695,790 at December 31, 1999                           276           269
Additional paid-in capital                                  1,797         1,411
Retained earnings                                           3,175         2,674
Accumulated other comprehensive income                       (162)          (75)
                                                         --------      --------
                                                            5,086         4,279
Less - treasury shares, at cost,
 1,064,607 shares at September 30, 2000 and
 1,669,993 shares at December 31, 1999                        (83)         (109)
                                                         --------      --------
 Total stockholders' equity                                 5,003         4,170
                                                         --------      --------

                                                         $ 13,616      $ 13,021
                                                         ========      ========


                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                   September 30,
                                                            -------------------
                                                             2000          1999
                                                            -----         -----
Operating cash flows:
Net income                                                 $   895      $   679
   Special charge                                                -           84
   Integration payments                                       (136)        (150)
   Depreciation of fixed assets                                169          165
   Amortization of intangible assets                           134          112
   Provision for deferred income taxes                         217          114
   Other liabilities                                           (62)          21
   Prepaid dealer commissions                                  (89)          11
   Other, net                                                  (92)          45
Net changes in operating working capital
  other than cash and cash equivalents -
   Receivables                                                (508)        (244)
   Other current assets                                          1          135
   Accounts payable and accrued liabilities                    212         (229)
   Accrued compensation and employee benefits                  (37)          78
   Accrued income taxes                                         92           37
   Effect of exchange rate changes                             (10)         (24)
                                                           -------      -------
   Net cash generated from operations                          786          834
                                                           -------      -------

Financing cash flows:
Net decrease in commercial paper                              (254)        (868)
Other borrowings                                                67        1,137
Other repayments                                              (168)        (523)
Purchase of treasury shares                                      -          (13)
Issuance of common stock                                       304          482
Dividends paid                                                (376)        (327)
                                                           -------      -------
   Net cash used for financing activities                     (427)        (112)
                                                           -------      -------

Investing cash flows:
Additions to fixed assets                                     (275)        (276)
Acquisitions                                                   (83)        (357)
Other, net                                                     (67)         (56)
                                                           -------      -------
   Net cash used for investing activities                     (425)        (689)
                                                           -------      -------

Effect of exchange rate changes on cash
 and cash equivalents                                          (21)          (2)
                                                           -------      -------

(Decrease) increase in cash & cash equivalents                 (87)          31

Cash & cash equivalents at beginning of period                 428          610
                                                           -------      -------

Cash & cash equivalents at end of period                   $   341      $   641
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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-and nine-month periods ended September 30, 2000 and 1999.

2.   Fiduciary Assets and Liabilities

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $142 million and $129 million for the nine months ended September 30, 2000 and 1999, respectively.

     Net uncollected premiums and claims and the related payables amounting to $11.4 billion at September 30, 2000 and $11.5 billion at December 31, 1999, are not included in the accompanying Consolidated Balance Sheets.

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

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2000 and 1999.

(In millions)
------------
                                           Three Months Ended  Nine Months Ended
                                               September 30,      September 30,
                                            ----------------   -----------------
                                             2000       1999    2000       1999
                                            -------   ------   ------     ------

Net income                                  $ 282     $ 223     $ 895     $ 679

Less:  Potential minority
  interest associated
  with Putnam Equity
  Partnership Plan                             (5)       (4)      (14)      (12)
                                            -----     -----     -----     -----

Net income for diluted
  earnings per share                        $ 277     $ 219     $ 881     $ 667
                                            =====     =====     =====     =====

Basic weighted average
 common shares outstanding                    272       264       270       262

Dilutive effect of stock options
 and stock units                               14         9        13         8
                                            -----     -----     -----     -----

Diluted weighted average
 common shares outstanding                    286       273       283       270
                                            =====     =====     =====     =====

4.   Comprehensive Income

     The components of comprehensive income for the nine-month periods ended September 30, 2000 and 1999 are as follows:

                                                               2000         1999
                                                               ----         ----

Foreign currency translation adjustments                      $(142)      $ (76)
Unrealized securities holding gains (losses),
  net of income taxes                                           109        (139)
Less:  Reclassification adjustment for gains
       included in net income,
       net of income taxes                                      (54)        (21)
                                                              -----       -----
Other comprehensive income (loss)                               (87)       (236)
Net income                                                      895         679
                                                              -----       -----
Comprehensive income                                          $ 808       $ 443
                                                              =====       =====


5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

     The  following   schedule  provides   additional   information   concerning
     acquisitions and interest and income taxes paid:


                                                              Nine  Months Ended
                                                                   September 30,
                                                            -------------------
        (In millions of dollars)                            2000           1999
                                                            ----           ----

Purchase acquisitions:
  Assets acquired, excluding cash                           $ 176          $ 357
  Liabilities assumed                                         (81)             -
  Shares issued                                               (12)
                                                            -----          -----
Net cash outflow for acquisitions                           $  83          $ 357
                                                            =====          =====

Interest paid                                               $ 172          $ 144
                                                            =====          =====

Income taxes paid                                           $ 206          $ 274
                                                            =====          =====

6.   Income Taxes

     The balance sheet classification of deferred income tax assets and liabilities is as follows:

                                                  September 30,     December 31,
(In millions of dollars)                              2000              1999
                                                 ------------      ------------
Current assets                                       $  -              $  71
Other assets                                          361                518
Accrued income taxes                                  (13)                 -

     The utilization of deferred income tax assets primarily relates to payments of Sedgwick integration costs discussed in Note 8.

     In 1997, MMC received a Notice of Proposed Adjustment from a local field office of the Internal Revenue Service ("IRS") challenging its tax treatment related to 12b-1 fees paid by Putnam. This challenge has been resolved upon the publication of Revenue Procedure 2000-38. In this Procedure, the IRS announced it will accept a mutual fund manager's current 12b-1 tax treatment through 2000 provided that mutual fund manager elects to adjust its tax treatment prospectively beginning in 2001 to any of the proscribed methods the IRS identified in this Procedure, all of which will require amortization of distributor's fees rather than the current deduction of those fees. Putnam intends to make such an affirmative election and such election will resolve the current issue with the IRS.

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

     Dispositions: As part of the combination with Sedgwick, MMC acquired several businesses that it intended to sell, including insurance underwriting operations already in run-off and consulting businesses not compatible with its existing operations. During 1999, MMC sold certain of these businesses for $85 million and the after tax gains from these sales of $16 million have been subtracted from the cost of the Sedgwick acquisition. During the first quarter of 2000, MMC sold another of these businesses for $33 million which approximated its carrying value. The net liabilities of businesses to be disposed are reflected at their estimated realizable value of $120 million and $101 million at September 30, 2000 and December 31 1999, respectively, and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

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

     The utilization of these charges is summarized as follows:

                                                         Utilized in   Balance
                                    Initial   Utilized   Nine Mos.     Sept. 30,
(In millions of dollars)            Balance   in 1999    2000          2000
                                    -------   -------    --------      --------

Sedgwick Plan:
Termination payments to
  employees                         $   183   $   (93)   $   (47)      $     43
Other employee-related costs              5        (2)          -             3
Future rent under
  noncancelable leases                   48        (8)         (9)           31
Leasehold termination costs              49       (10)        (10)           29
                                    -------   -------    -------       --------
                                    $   285   $  (113)   $   (66)      $    106
                                    =======   =======    =======       ========

Number of employee terminations       2,400    (1,700)      (400)           300

Number of office consolidations         125       (50)       (65)            10


                                                         Utilized in   Balance
                                    Initial   Utilized   Nine Mos.     Sept. 30,
        (In millions of dollars)    Balance   in 1999    2000          2000
                                    -------   -------    ---------     ---------

MMC Plan:
Termination payments to
  employees                         $   194   $   (74)   $   (61)      $     59
Future rent under
  noncancelable leases                   31        (5)        (3)            23
Leasehold termination costs              16        (3)        (6)             7
Other integration-related costs          25       (25)         -              -
                                    -------   -------    -------       --------
                                    $   266   $  (107)   $   (70)      $     89
                                    =======   =======    =======       ========

Number of employee terminations       2,100     (1,300)      (400)          400

Number of office consolidations          50        (20)       (25)            5


     The other  integration-related  costs primarily  consist of consulting fees
     and  system   conversion  costs  incurred  in  1999  as  a  result  of  the restructuring and merging of MMC and Sedgwick operations.

     As of September 30, 2000, the actions contemplated by this plan were substantially complete and are expected to be finalized by the end of 2000. Some accruals, primarily future rent under noncancelable leases (net of anticipated sublease income), are expected to be paid over several years.

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

     Three actions were filed in the United States District Court for the Southern District of New York by former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and MMC. These actions essentially challenged the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. In December 1999, two additional cases were filed by two former directors of J&H and have been assigned to the judge hearing the other three cases. These two additional cases raised substantially similar issues as the three previous actions. In October 2000, the respective plaintiffs and defendants agreed to settle these actions and discontinue the litigations.

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of September 30, 2000, settlements and related costs previously paid amount to approximately $180 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $295 million. Sedgwick has recorded $135 million of reserves and recognized approximately $160 million of insurance recoveries related to this exposure.

     Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $140 million, essentially all of which is expected to be recovered from insurers. As of September 30, 2000, net settlements and related costs previously paid total approximately $45 million.

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

10.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133. MMC has appointed a team to implement SFAS 133 on a global basis. This team has been implementing a SFAS 133 compliant risk management information system, inventorying embedded derivatives and addressing various other SFAS 133 related issues. MMC will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. MMC's SFAS 133 team is currently determining the impact of SFAS 133 on the consolidated results of operations and financial position. This Statement should have no impact on consolidated cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which MMC will implement in the fourth quarter of 2000. MMC does not expect the implementation of SAB 101 to have a material impact on its results of operations or consolidated financial position.

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

     Selected information about MMC's operating segments for the nine-month periods ended September 30, 2000 and 1999 follow:

        (In millions of dollars)
                                                        Revenue        Segment
                                                        from External  Operating
                                                        Customers      Income
                                                        -------------  ---------
2000-
Risk and Insurance Services                               $3,581 (a)      $  728
Investment Management                                      2,502             793
Consulting                                                 1,598             233
                                                          ------          ------
                                                          $7,681          $1,754
                                                          ======          ======
1999-
Risk and Insurance Services                               $3,403 (a)      $  630
Investment Management                                      1,963             630
Consulting                                                 1,457             192
                                                          ------          ------
                                                          $6,823          $1,452
                                                          ======          ======

(a) Includes interest income on fiduciary funds ($142 million in 2000 and $129 million in 1999).

     A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

                                                          2000             1999
                                                        --------         -------

Total segment operating income                           $ 1,754        $ 1,452
Severance and related benefits (Note 7)                     --              (71)
Acquisition - related charges (Note 7)                      --              (13)
Corporate expense                                            (98)           (73)
Minority interest                                            (22)            (4)
                                                         -------        -------
       Operating income                                    1,634          1,291
Interest income                                               18             17
Interest expense                                            (191)          (174)
                                                         -------        -------
Total income before income taxes                         $ 1,461        $ 1,134
                                                         =======        =======



                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             Third Quarter and Nine Months Ended September 30, 2000

General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh, the world's leading risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer Consulting Group, a major global provider of consulting services. More than 55,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

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

The consolidated results of operations and discussion and analysis thereof follow:

--------------------------------------------------------------------------------
                                        Third Quarter              Nine Months
                                       ----------------         ---------------
(In millions of dollars)               2000        1999         2000        1999
--------------------------------------------------------------------------------

Revenue:
Risk and Insurance Services            $1,132     $1,055      $3,581     $3,403
Investment Management                     863        673       2,502      1,963
Consulting                                540        499       1,598      1,457
                                       ------     ------      ------     ------
                                        2,535      2,227       7,681      6,823
                                       ------     ------      ------     ------
Expense:
Compensation and Benefits               1,267      1,118       3,782      3,413
Amortization of Intangibles                46         43         134        112
Other Operating Expenses                  706        641       2,131      1,923
Special Charge                              -          -           -          84
                                       ------     ------      ------     ------
                                        2,019      1,802       6,047      5,532
                                       ------     ------      ------     ------

Operating Income                       $  516     $  425      $1,634     $1,291
                                       ======     ======      ======     ======

Operating Income Margin                20.4 %       19.1%     21.3 %       18.9%
                                       ======     ======      ======     ======

--------------------------------------------------------------------------------


Revenue, derived mainly from commissions and fees, rose 14% from the third quarter of 1999 and grew 13% for the nine months. This performance was driven by a higher volume of business in all operating segments.

Excluding the impact of acquisitions and the effect of foreign exchange, revenue on a consolidated basis grew approximately 15% over the third quarter of 1999. Revenue increased 28% in the investment management segment primarily due to significant growth in average assets under management over the prior year. Consulting revenue grew 10% for the quarter due to a higher volume of business in all practice lines. Also, the risk and insurance services segment experienced underlying revenue growth of approximately 9% primarily due to net new business development, higher fiduciary interest income and an increase in net investment gains realized by MMC Capital. For the nine months, consolidated revenue, excluding acquisitions and the effect of foreign exchange, rose approximately 14%.

Operating expenses increased 12% from the third quarter of 1999 and grew 9% for the nine months. Excluding acquisitions and the effect of foreign exchange, expenses rose approximately 14% in the third quarter of 2000 primarily due to costs associated with staff growth and higher incentive compensation levels in all operating segments commensurate with strong operating performance. Partially offsetting these increases was the realization of net integration savings related to the Sedgwick Group plc ("Sedgwick") transaction. For the nine months, expenses rose approximately 12%, excluding acquisitions, the effect of foreign exchange and the impact of the 1999 special charge.

Management believes the net annual savings associated with the Sedgwick integration should approach $160 million when it is completed. Of the $160 million of net savings, approximately $30 million was realized in 1999. Approximately two-thirds of the remaining estimated annual savings is expected to be realized in 2000 with the remainder expected to be realized in 2001. Through the first nine months of 2000, MMC is on pace to achieve the expected level of savings.

MMC recorded a special charge of $337 million in 1999, which included $266 million of Sedgwick merger-related costs associated with employees and offices of MMC. Of the total charge, $84 million was recorded in the second quarter and the balance was recorded in the fourth quarter. In addition to the special charge, $285 million of costs for planned reductions of employees and offices of Sedgwick were included in the cost of the acquisition. The utilization of the charges is summarized in Note 8 to the consolidated financial statements in this Form 10-Q filing. At September 30, 2000, the actions contemplated by the integration plan were substantially complete and are expected to be finalized by the end of 2000.

Of the combined merger-related costs totaling $551 million, cash payments of approximately $220 million were made in 1999 and $136 million were made in the first nine months of 2000. Additional cash payments of approximately $70 million are expected to be made over the remainder of 2000. Some accruals, primarily representing future rent under noncancellable leases (net of anticipated sublease income), are expected to be paid out over several years. Cash outlays are expected to be funded through operating cash flows.

Risk and Insurance Services
--------------------------------------------------------------------------------
                                      Third Quarter               Nine Months
                                   -------------------       -------------------
(In millions of dollars)            2000         1999          2000         1999
--------------------------------------------------------------------------------


Revenue                            $1,132      $1,055      $3,581      $3,403
Expense                               932         890       2,853       2,773(a)
                                   ------      ------      ------      ------
Operating Income                   $  200      $  165      $  728      $  630
                                   ======      ======      ======      ======
Operating Income Margin              17.7%       15.6%       20.3%       18.5%
                                   ======      ======      ======      ======

--------------------------------------------------------------------------------
(a) Excluding 1999 special charge.

Revenue
Revenue for the risk and insurance services segment grew 7% over the third quarter of 1999. Excluding acquisitions and the effect of foreign exchange, revenue for risk and insurance services operations rose approximately 9% primarily reflecting the effect of net new business development, higher fiduciary interest income and an increase in net investment gains realized by MMC Capital. Trends within the underlying marketplace indicate that U.S. commercial insurance premium rates began to increase during the second quarter of 2000, and were approximately 10% higher in the third quarter of 2000 compared with last year. Excluding acquisitions, rationalized Sedgwick business and the effect of foreign exchange, risk and insurance services revenue rose approximately 7% during the first nine months of 2000.

Expense
Risk and insurance services expenses increased 5% for the third quarter and 3% for the first nine months of 2000 compared with the same periods of 1999. Excluding acquisitions and the effect of foreign exchange, expenses increased approximately 7% from the third quarter of 1999 primarily reflecting costs associated with a higher volume of business, partially offset by the realization of net integration savings related to the Sedgwick transaction. For the nine months, expenses for risk and insurance services, excluding acquisitions and the effect of foreign exchange, rose approximately 4%. Through the first nine months of 2000 approximately $60 million of incremental net integration savings related to the Sedgwick transaction has been realized.


Investment Management
--------------------------------------------------------------------------------
                                       Third Quarter              Nine Months
                                    -------------------      -------------------
(In millions of dollars)              2000        1999        2000         1999
--------------------------------------------------------------------------------


Revenue                              $  863      $  673      $2,502      $1,963
Expense                                 588         463       1,709       1,333
                                     ------      ------      ------      ------
Operating Income                     $  275      $  210      $  793      $  630
                                     ======      ======      ======      ======
Operating Income Margin                31.9%       31.2%       31.7%       32.1%
                                     ======      ======      ======      ======

--------------------------------------------------------------------------------


Revenue
Putnam's revenue increased 28% compared with the third quarter of 1999 and 27% for the nine months, reflecting strong growth in the level of average assets under management on which management fees are earned, along with the recognition of equity earnings associated with the Thomas H. Lee Partners ("THL") investment. Assets under management aggregated $406 billion at September 30, 2000 compared with $318 billion at September 30, 1999 and $407 billion at June 30, 2000. The slight decline in assets under management from the end of the second quarter resulted from $5 billion of net new fund sales and net additional institutional investments, including reinvested dividends, offset by a $6 billion decrease resulting from a reduction in equity market levels during the quarter.

Expense
Expenses grew 27% in the third quarter of 2000 compared with 1999 and 28% for the nine months, primarily reflecting higher incentive compensation commensurate with strong operating performance and the increased amortization of deferred commissions from higher sales and redemptions. Goodwill amortization arising from the July 1999 investment in THL is included in the nine months results of 2000, compared with only three months included in the comparable prior year period.

Quarter-end assets under management by business line and average assets under management in total for the third quarter are presented below:

--------------------------------------------------------------------------------
(In billions of dollars)                                   2000            1999
--------------------------------------------------------------------------------


Retail Mutual Funds                                        $246             $197
Defined Benefit                                              67               57
Defined Contribution                                         63               44
International                                                30               20
                                                           ----             ----
Quarter-end                                                $406             $318
                                                           ====             ====

Average                                                    $412             $323
                                                           ====             ====

--------------------------------------------------------------------------------


Assets under management and revenue levels are particularly affected by fluctuations in domestic and international bond and stock market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. In recent years, U.S. equity markets have generally risen substantially, in many cases to historical highs. This increase has contributed significantly to the assets under management and, accordingly, to increases in revenue. A substantial slowdown in the rise of markets or an actual decrease in general market levels will reduce revenue growth or, in some circumstances, could lead to a decline in revenue. Items affecting revenue include, but are not limited to, investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and equity earnings associated with the THL investment. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

At the end of the third quarter, assets held in equity securities represented 85% of assets under management, compared with 77% in 1999, while investments in fixed income products represented 15%, compared with 23% last year.

Consulting
--------------------------------------------------------------------------------
                                       Third Quarter             Nine Months
                                     -----------------       ------------------
(In millions of dollars)             2000        1999       2000         1999
--------------------------------------------------------------------------------


Revenue                            $  540      $  499      $1,598      $1,457
Expense                               456         427       1,365       1,265(a)
                                   ------      ------      ------      ------
Operating Income                   $   84      $   72      $  233      $  192
                                   ======      ======      ======      ======
Operating Income Margin              15.6%       14.5%       14.6%       13.2%
                                   ======      ======      ======      ======

--------------------------------------------------------------------------------
(a) Excluding 1999 special charge.

Revenue Consulting revenue increased 8% in 2000 compared with the third quarter of 1999 reflecting an increase in the level of services provided. Excluding the impact of acquisitions and the effect of foreign exchange, consulting revenue increased approximately 10% in the third quarter of 2000. Retirement consulting revenue, which represented 40% of the consulting segment, grew 8% in the third quarter primarily due to a higher amount of services provided. In addition, revenue rose 26% in compensation consulting, 12% in economic consulting, 9% in general management consulting and 8% in health care consulting due to a higher volume of business as well as rate increases. Excluding the impact of acquisitions and the effect of foreign exchange, revenue increased approximately 11% for the nine months.

Expense
Consulting expenses increased 7% for the third quarter and 8% for the nine months of 2000 compared with 1999. Excluding the impact of acquisitions and the effect of foreign exchange, expenses increased approximately 9% for the third quarter and approximately 10% for the nine months reflecting the effect of staff growth to support new business and higher incentive compensation commensurate with strong operating performance. Through the first nine months of 2000, approximately $4 million of incremental net integration savings related to the Sedgwick transaction have been realized.

Corporate Expenses
Corporate expenses increased to $34 million in the third quarter of 2000 from $20 million in 1999. For the first nine months of the year, corporate expense amounted to $98 million compared with $73 million for the same period in 1999 due, in part, to costs associated with new corporate initiatives including MMC Enterprise Risk, as well as certain nonrecurring consulting fees, a portion of which related to the integration of Sedgwick. MMC Enterprise Risk focuses on MMC's growing activities in responding, on an integrated basis, to the various risks faced by corporations.

Interest
Interest income earned on corporate funds was $7 million in the third quarter of 2000 compared with $6 million in 1999. For the nine months, interest income of $18 million was $1 million greater than the prior year. Interest expense increased to $63 million in the third quarter of 2000 from $59 million in 1999 and increased to $191 million for the nine months ended September 30, 2000 from $174 million in 1999. Interest expense of $63 million in the third quarter of 2000 decreased from $68 million in the second quarter of 2000, as MMC used positive cash flows to pay down approximately $500 million of debt during the quarter. The increase in interest expense for the quarter and nine months, as compared with the prior year, is primarily due to higher average interest rates in 2000 compared with 1999.

Income Taxes
MMC's consolidated tax rate was 38.75% of income before income taxes in the third quarter and first nine months of 2000, compared with 40.00% for the comparable periods in the prior year. The reduction in the tax rate primarily reflects the implementation of tax efficient structures relating to MMC's non-U.S. operations. The overall tax rates are higher than the U.S. Federal statutory rate primarily because of provisions for state and local income taxes.

Liquidity and Capital Resources
MMC's cash and cash equivalents aggregated $341 million on September 30, 2000, a decrease of $87 million from the end of 1999.

Included in the cash flows from operations are the net cash requirements related to integration payments. Cash outlays of $136 million and $150 million were made in the first nine months of 2000 and 1999, respectively.

Cash flows from operations also include the net cash flows associated with Putnam's prepaid dealer commissions, which amounted to an $89 million cash outflow for the nine months compared with an $11 million inflow during the same period of 1999.

During the first nine months of 2000, cash used to reduce commercial paper borrowings and other borrowings amounted to $254 million and $101 million, respectively.

From time to time, MMC may repurchase shares of its common stock principally to fund the needs of its employee benefit and other plans.

MMC's capital expenditures, which amounted to $275 million in the first nine months of 2000 and $276 million during the same period last year primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities.

MMC has committed to potential future investments of approximately $600 million in connection with the formation of THL, MMC Capital's Trident II Fund, and other MMC investments. MMC expects to fund these commitments, in part, with sales proceeds from existing investments. Some of these commitments will be funded over the next several years if certain investment levels and performance targets are met.

As further explained in Note 9 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the U.K. Personal Investment Authority. The contingent exposure for pension redress and related cost is presently estimated to be approximately $435 million of which $300 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements. The timing of payments relating to the pension review process cannot be predicted with certainty. Approximately $70 million was paid during the nine months ended September 30, 2000 and it is anticipated that approximately $60 million will be paid in the fourth quarter of 2000.

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

Other
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133. MMC has appointed a team to implement SFAS 133 on a global basis. This team has been implementing a SFAS 133 compliant risk management information system, inventorying embedded derivatives and addressing various other SFAS 133 related issues. MMC will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. MMC's SFAS 133 team is currently determining the impact of SFAS 133 on the consolidated results of operations and financial position. This Statement should have no impact on consolidated cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which MMC will implement in the fourth quarter of 2000. MMC does not expect the implementation of SAB 101 to have a material impact on its results of operations or consolidated financial position.


                           PART II, OTHER INFORMATION
                           --------------------------

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                               SEPTEMBER 30, 2000



Item 1.        Legal Proceedings.

               Three actions were filed in the United States District Court for the Southern District of New York by former directors of Johnson & Higgins ("J&H"), which was acquired by MMC in 1997, against twenty-four selling shareholders of J&H, as well as J&H itself and MMC. These actions essentially challenged the allocation of the consideration paid in connection with MMC's combination with J&H as between the defendants who were directors and shareholders of J&H at the time of the transaction and the plaintiffs who were former directors and shareholders of J&H. In December 1999, two additional cases were filed by two former directors of J&H and have been assigned to the judge hearing the other three cases. These two additional cases raised substantially similar issues as the three previous actions. In October 2000, the respective plaintiffs and defendants agreed to settle these actions and discontinue the litigations.

Item 4.        Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Stockholders of MMC was held on May 18, 2000. Represented at the Meeting, at which stockholders took the following actions, were 228,178,412 shares or 85.76 percent of MMC's 266,077,665 shares of common stock outstanding and entitled to vote:

               1. Each of the seven nominees for election as directors received at least 224,131,066 or 98.2 percent of the shares represented and entitled to vote at the meeting. They are Mathis Cabiallavetta, Peter Coster, Charles A. Davis, Gwendolyn S. King, Lawrence J. Lasser, David A. Olsen, and John T. Sinnott.

               2. Stockholders approved the Marsh & McLennan Companies 2000 Senior Executive Incentive and Stock Award Plan with a vote of 156,544,150 or 68.6 percent of the shares represented and entitled to vote (69,647,019 opposing and 1,987,245 abstaining).

               3. Stockholders approved an amendment to the Marsh & McLennan Companies Stock Investment Plan to eliminate the requirement of submitting certain plan amendments to stockholders for approval with a vote of 199,362,559 or 94.0 percent of the shares represented and entitled to vote (11,010,792 opposing, 1,660,258 abstaining and 16,144,803 broker nonvotes).

               4. Deloitte & Touche LLP was ratified as MMC's independent public accountants for the year ending December 31, 2000, with a vote of 226,648,565 or 99.3 percent of the shares represented and entitled to vote (618,283 opposing and 911,564 abstaining).

Item 6.        Exhibits and Reports on Form 8-K.

                    (a)  Exhibits

                          12.  Statement Re: Computation of Ratio of Earnings to
                                 Fixed Charges.

                          27.  Financial Data Schedule.

                    (b)  Reports on Form 8-K

                         None



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th day of November, 2000 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                                MARSH & McLENNAN COMPANIES, INC.



                                                /s/ Sandra S. Wijnberg
                                                --------------------------------
                                                Senior Vice President and
                                                Chief Financial Officer