Form 10-K
period 2000-12-31
MARSH & MCLENNAN COMPANIES INC
filed 2001-03-29
CIK 62709

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        MARSH & MCLENNAN COMPANIES, INC.
                          1166 AVENUE OF THE AMERICAS
                         NEW YORK, NEW YORK 10036-2774
                                 (212) 345-5000

                         COMMISSION FILE NUMBER 1-5998
                        STATE OF INCORPORATION: DELAWARE
                 I.R.S. EMPLOYER IDENTIFICATION NO. 36-2668272

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                               ON WHICH REGISTERED
          -------------------                              ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,787,002,930.

    As of February 28, 2001, there were outstanding 276,148,279 shares of common stock, par value $1.00 per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)

Annual Report to Stockholders for year ended December 31,
  2000......................................................  Parts I, II and IV
Notice of Annual Meeting of Stockholders and Proxy Statement
  dated
  March 29, 2001............................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MARSH & MCLENNAN COMPANIES, INC.

                            ------------------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 32 of the Annual Report to Stockholders for the year ended December 31, 2000 (the "2000 Annual Report"), which is incorporated herein by reference, for a discussion of MMC's revenues and operating income by industry segment for each of the last three fiscal years.

    RISK AND INSURANCE SERVICES. MMC's risk and insurance services are provided by its subsidiaries and their affiliates as broker, agent or consultant for insureds, insurance underwriters and other brokers on a worldwide basis. These services are provided by Marsh Inc., which delivers risk and insurance services and solutions to clients through its various subsidiaries and affiliates. Risk management, insurance broking and program management services are provided for businesses, public entities, professional services organizations and private clients under the Marsh name. Reinsurance broking, financial modeling services and related advisory functions are conducted for insurance and reinsurance companies, principally under the Guy Carpenter name. The Consumer and Program Practices unit delivers program management services for associations primarily under the Seabury & Smith or Marsh names. Wholesale underwriting management services, primarily in the area of professional liability insurance, are performed for a wide range of clients under various names. In addition, MMC Capital, Inc. provides services principally in connection with originating, structuring and managing insurance, financial services and other industry focused investments.

    Marsh Inc. serves clients with risk and insurance services in more than 100 countries in all major regions of the world where insurance business is done. These clients are engaged in essentially all of the major areas of manufacturing and services found in the world economy. Business clients range from major worldwide corporations to mid-size and small businesses and professional services organizations. Marsh Inc.'s clientele also includes government agencies, high-net-worth individuals, and consumers served through affinity groups and employer-based programs.

    The services provided include the identification, analysis, valuation, mitigation, financing and transfer of risks that arise from client operations. These risks relate to damage to property, various liability exposures, and other factors that could result in financial loss, including large and complex risks that require access to world insurance markets. In recent years, the risks addressed by Marsh Inc.'s operating units have expanded beyond traditional property-liability areas to include a widening range of exposures. Major examples of these risks include employment practices liability, the launch and operation of rockets and spacecraft, the development and operation of technology resources (such as computers, communications networks and Web sites), the theft or loss of intellectual property, copyright infringement, the remediation of environmental pollution, merger and acquisition issues, the interruption of revenue streams derived from leasing and credit operations, political risks and various other financial, strategic and operating exposures.

    To deal with client risks, Marsh Inc.'s subsidiaries provide a broad spectrum of services requiring expertise in multiple disciplines: risk identification, valuation and mitigation; conducting negotiations and placement transactions with the worldwide insurance and capital markets; gaining knowledge of specific insurance product lines and technical aspects of client operations, industries and fields of business; actuarial analysis; and understanding the regulatory and legal environments of various countries.

    Once client risks are identified, Marsh provides advice on addressing the exposures. This includes structuring programs for retaining, mitigating, financing, and transferring the risks in combinations that vary according to the risk profiles, requirements and preferences of clients. Specific professional functions provided in this process include loss-control services, the placement of client risks with the worldwide insurance and capital markets (risk transfer) sometimes involving other intermediaries, the development of alternative risk financing methods, establishment and management of specialized insurance companies owned by clients ("captive insurance companies"); claims collection, injury management, and other insurance and risk related services.

    Marsh operates through offices in various countries around the world. Correspondent relationships are maintained with unaffiliated firms in certain countries.

    The provision of reinsurance services to insurance and reinsurance companies and other risk assumption entities by Guy Carpenter and its subsidiaries and affiliates primarily involves acting as a broker or intermediary on all classes of reinsurance. It's offices are principally in North America, Europe and Asia Pacific. The predominant lines addressed are property and casualty. In addition, Guy Carpenter's reinsurance activities include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include providing advice, placing coverages with reinsurance markets, arranging risk-transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling and claims services. An insurance or reinsurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures.

    Marsh Inc.'s Consumer and Program Practices unit provides a diverse range of services to clients in North America and also in Europe. It serves small businesses with property-casualty insurance and insured employee benefits programs under the Marsh name. Services related to employee voluntary payroll deduction programs and the administration of insurance- and benefit-related programs also are provided under the Marsh name for corporations and employer coalitions. Specialized risk and insurance programs are delivered directly to high-net-worth individuals under the Marsh name. For associations, the Consumer and Program Practices unit designs, markets and administers primarily life, health, accident, disability, automobile, homeowners, professional liability and other insurance-related products purchased by members of the associations. These activities are conducted under the Seabury & Smith name. The Consumer and Program Practices unit also provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages, as well as wholesale broking services in the United States and the United Kingdom for a broad range of products on behalf of both affiliated and unaffiliated brokers. These services are provided under various names apart from Marsh and Seabury & Smith.

    As part of the acquisition of Sedgwick Group plc in 1998, MMC acquired several insurance companies that were in run-off. MMC is seeking to dispose of these interests.

    MMC CAPITAL, INC. MMC Capital, Inc. (formerly known as Marsh & McLennan Capital, Inc.)("MMCAP") is a private equity investment firm that manages fund families focused on distinct industry sectors. It is an advisor to The Trident Partnership L.P., a private investment partnership formed in 1993 with $660 million in capital commitments, and Trident II, L.P. formed in 1999 with $1.4 billion in capital commitments for investments in insurance, financial services and related industries. MMCAP also is the advisor to two funds with aggregate capital commitments of $330 million for investments in technology companies and to a fund with capital commitments of $75 million for investments in communications and information companies. Investors in these funds include MMCAP's corporate parent and other investors.

    MMCAP and its predecessor operations were instrumental in the formation of several substantial insurance and reinsurance entities, including ACE Ltd. and XL Capital Ltd. MMCAP advises its immediate parent company, Marsh & McLennan Risk Capital Holdings, Ltd., regarding the latter's ownership holdings in certain insurance and reinsurance entities and funds, primarily ones initiated by MMCAP.

    As a result of the foregoing activities, subsidiaries and affiliates of MMC may have direct or indirect investments in insurance and reinsurance companies, including entities at Lloyd's, which are considered for client placements by MMC's insurance and reinsurance brokerage businesses.

    MMC ENTERPRISE RISK, INC. MMC Enterprise Risk, Inc., along with certain subsidiaries and affiliates ("MMC ER"), is a new operating entity that implements value-based enterprise risk solutions that reduce the volatility in operating performance and the cost of equity to client companies. MMC ER provides both advice and transactions to assist clients to resolve strategic, financial, operating, and hazard risks. By applying mathematical, economic, actuarial and financial analysis to a wide range of risk issues, and recommending tailored financial and organizational risk solutions, MMC ER assists clients in creating a risk management approach that prioritizes key risks, quantifies their impact, develops integrated solutions and establishes or enhances governance and controls.

    MMC ER is composed of previously existing businesses within MMC, including Marsh & McLennan Securities, which, through registered securities broker-dealers, provides merger & acquisition advisory services to the insurance industry and offers capital markets solutions for transferring risk; William M. Mercer's risk, finance & insurance unit which provides both property and casualty and life and health actuarial consulting services; and the advanced risk transfer, political risk and trade credit brokerage units of Marsh which provide complex, structured risk transfer solutions. All of these businesses now operate and are branded under MMC Enterprise Risk.

    COMPENSATION FOR SERVICES. The revenue attributable to MMC's risk and insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds; contingent income for services provided to insurers; and compensation for services provided in connection with the organization, structuring and management of insurance, financial services and other industry-focused investments, including fees and dividends, as well as appreciation that has been realized on sales of holdings in such entities.

    Revenue generated by risk and insurance services is fundamentally derived from the value of the service provided to clients and insurance markets. These revenues may be affected by premium rate levels in the property and casualty and employee benefits insurance markets and available insurance capacity, since compensation is frequently related to the premiums paid by insureds. In many cases, compensation may be negotiated in advance based upon the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients (including insurance companies that are clients in the reinsurance intermediary business) and the volume of business from new and existing clients, as well as by interest rates for fiduciary funds.

    Revenue and fees also may be received from originating, structuring and managing investments in insurance, financial services and other industry-focused investments, as well as income derived from investments made by MMC. Contingent income for services provided includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the broker with that insurer, the aggregate commissions paid by the insurer for that business during specific periods, or the profitability or loss to the insurer of the risks placed. This revenue reflects compensation for services provided by brokers to the insurance market. These services include new product development, the development and provision of technology, administration, and the delivery of information on developments among broad client segments and the insurance markets.

    Revenues vary from quarter to quarter as a result of the timing of policy renewals, the net effect of new and lost business, interest and foreign exchange rate fluctuations and the realization of investments, whereas expenses tend to be more uniform throughout the year.

    Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. In some cases, compensation for brokerage or advisory services is paid directly as a fee by the client. Occasionally, commissions are shared with other brokers that have participated in placing insurance or servicing insureds.

    The investment of fiduciary funds is governed by the applicable laws or regulations of insurance authorities of the states in the United States and in other jurisdictions in which MMC's subsidiaries do business. These laws and regulations typically limit the type of investments that may be made with such funds. The general amount of funds invested and interest rates vary from time to time.

    INVESTMENT MANAGEMENT. Investment management and related services are provided by Putnam Investments, LLC (the successor to Putnam
Investments, Inc.), and its subsidiaries ("Putnam"). Putnam has been engaged in the investment management business since 1937, with its principal offices in Boston, Massachusetts. Putnam also has offices in London and Tokyo. Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

    On January 2, 2001, Putnam Investments, Inc. participated in an internal corporate reorganization pursuant to which it became a wholly-owned subsidiary of Putnam Investments Trust, a newly formed Massachusetts business trust, and it was merged into Putnam Investments, LLC. Putnam Investments, LLC is the successor to Putnam Investments, Inc.

    INVESTMENT MANAGEMENT SERVICES. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 2000, there were 124 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 16 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided to corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

    The majority of Putnam's assets under management are derived from U.S. individuals and institutions. In recent years Putnam has been expanding its international client base on a selective basis through joint ventures and the development of products such as offshore funds. Many international markets are well developed with many established investment management firms. It may be difficult for Putnam to establish businesses whose profitability equals that of its business in the U.S. where it is one of the market leaders. Putnam seeks to manage the risks of international expansion by using joint ventures with established firms in selected countries and otherwise carefully choosing which markets to enter.

    Putnam has a minority interest in Thomas H. Lee Partners ("THL"), a private equity investment firm. In addition, Putnam and THL formed a joint venture entity, TH Lee, Putnam Capital of which Putnam owns a 25% interest. THL and TH Lee, Putnam Capital offer private equity and alternative investment funds for institutional and high-net-worth investors.

    Assets managed by Putnam, on which management fees are earned, aggregated approximately $370 billion and $391 billion as of December 31, 2000 and 1999, respectively, invested both domestically and globally. Mutual fund assets aggregated $269 billion at December 31, 2000 and $289 billion at December 31, 1999. Assets held in equity securities at December 31, 2000 represented 83% of assets under management, compared with 82% in 1999 and 73% in 1998, while investments in fixed income products represented 17%, compared with 18% in 1999 and 27% in 1998. Assets under management averaged $397 billion in 2000.

    Putnam's revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and institutional accounts. Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets were volatile throughout 2000 and declined for the year after several years of substantial growth. This volatility contributed to the fluctuations in assets under management and, accordingly, to growth rates of revenue. A continued decline in general market levels will reduce revenue growth or, in some circumstances, could lead to a decline in revenue. Items affecting revenue also include, but are not limited to, investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and equity earnings associated with THL investments.

    Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations. Fluctuations in the prices of stocks will have an effect on equity assets under management and may influence the flow of monies to and from equity funds and accounts. Fluctuations in interest rates and in the yield curve have a similar effect on fixed income assets under management and may influence the flow of monies to and from fixed-income funds and accounts. Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

    The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts which provide for fees payable to the Putnam company that manages the account. The amount of the fees varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their assignment, generally may be terminated by either party without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or MMC. The management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors.

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

    PUTNAM RETAIL MANAGEMENT, INC. Putnam Retail Management, Inc., a Putnam subsidiary, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount and class of shares purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without the payment of additional sales charges.

    Commissions to selling dealers are typically paid at the time of the purchase as a percentage of the amount invested. Essentially all Putnam Funds are available with a contingent deferred sales charge in lieu of a front-end load. The related prepaid dealer commissions initially paid by Putnam to broker/dealers for distributing such funds can be recovered through charges and fees received over a number of years.

    All of the open-end Putnam Funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940 under which the Putnam Funds make payments to Putnam Retail Management, Inc., a Putnam subsidiary, to cover costs relating to distribution of the Putnam Funds and services provided to shareholders. These payments enable the Putnam subsidiary to pay service fees and other continuing compensation to firms that provide services to Putnam Fund shareholders and distribute shares of the Putnam Funds. Some Rule 12b-1 fees are retained by Putnam Retail Management, Inc. as compensation for the costs of distribution and other services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam. Failure of the Trustees to approve continuation of the Rule 12b-1 plans for Class B (deferred sales charge) shares would have a material adverse effect on Putnam. The Trustees also have the ability to reduce the level of 12b-1 fees paid by a fund or to make other changes that would reduce the amount of 12b-1 fees received by Putnam. Such changes could have a material adverse effect on Putnam.

    Putnam provides investor services through several separate facilities in the Boston area and has one of the largest image processing facilities in the world.

    CONSULTING. Through Mercer Consulting Group, Inc., subsidiaries and affiliates of MMC, separately and in collaboration, provide consulting services from locations around the world, predominantly to corporate clients in the areas of human resources and employee benefit programs, including retirement, health care and compensation, as well as communication and human resource strategy; general management consulting, which comprises strategy, operations and marketing; and organizational change and economic consulting and analysis services.

    William M. Mercer Companies LLC ("William M. Mercer"), through its subsidiaries and affiliates provides professional advice and services to corporate, government and institutional clients from offices in more than 35 countries and territories in North and South America, Europe, Asia, Australia and New Zealand. Consultants help organizations design, implement, administer and communicate employee benefit, compensation and other human resource programs and strategies. Through its investment consultants, the firm assists trustees of pension funds and others in the selection of investment managers and investment strategies. William M. Mercer also advises investment managers on product design and positioning. In certain locations outside of the United States, William M. Mercer advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and offers a retirement trust service, incorporating plan administration, trustee services and investment manager selection.

    Mercer Management Consulting, Inc. provides advice and assistance on issues of business strategy, primarily to large corporations in North America, Europe and Asia. Consultants help clients understand customer dynamics, optimize the economics of their business, and structure their organizations, processes and systems to achieve their strategic goals and maximize shareholder value.

    Mercer Delta Consulting Inc., with offices in North America, works with senior executives and CEOs of major corporations and other institutions on the design and leadership of organizational change.

    National Economic Research Associates, Inc. ("NERA"), a firm of consulting economists, serves law firms, corporations, trade associations and governmental agencies, from offices in the United States, Europe and Australia. NERA provides research and analysis of economic and financial issues arising in litigation, regulation, public policy and management.

    Under the Lippincott & Margulies name, Mercer advises leading corporations on issues relating to brand, corporate identity and image.

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

    Revenue in the consulting business is fundamentally derived from the value of the advice and services provided to clients. It is affected by changes in clients' industries, including government regulation, as well as new products and services, the stage of the economic cycle, broad trends in employee demographics and in the management of large organizations and interest and foreign exchange rate fluctuations.

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

    No assurances can be given that MMC's risk and insurance services, investment management or consulting activities can continue to be conducted in any given jurisdiction as they have been in the past.

    RISK AND INSURANCE SERVICES. While the laws and regulations vary among jurisdictions, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of MMC's risk and insurance activities are governed by the rules of the General Insurance Standards Council in London and self-regulatory organizations in the United Kingdom and in other jurisdictions, as well as investment, securities and futures licensing and regulatory authorities. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if MMC has no licensed subsidiary, MMC may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

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

    INVESTMENT MANAGEMENT. Putnam Investments is one of the largest investment management firms in the United States. The investment management business is highly competitive. In addition to competition from firms already in the investment management business, including commercial banks, stock brokerage and investment banking firms, and insurance companies, there is competition from other firms offering financial services and other investment alternatives. Although Putnam Investments has expanded its marketing and distribution outside the U.S., it competes in non-U.S. markets with local and global firms, many of whom have much larger investment management businesses in their respective non-U.S. markets.

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

    SEGMENTATION OF ACTIVITY BY TYPE OF SERVICE AND GEOGRAPHIC AREA OF OPERATION. Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements on pages 51 and 52 of the 2000 Annual Report. MMC's non-U.S. operations are subject to the customary risks involved in doing business in other countries, including currency fluctuations and exchange controls.

    EMPLOYEES. As of December 31, 2000, MMC and its consolidated subsidiaries employed about 57,000 people worldwide, of whom approximately 35,500 were employed by subsidiaries providing risk and insurance services, approximately 6,100 were employed by subsidiaries providing investment management services, approximately 15,000 were employed by subsidiaries providing consulting services, and approximately 400 were employed by MMC.

    INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. MMC and its subsidiaries and their representatives may from time to time make verbal or written statements (including certain statements contained in this report and MMC's financial statements and other documents incorporated herein by reference or in other MMC filings with the Securities and Exchange Commission) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expense growth, cash flow, capital structure, cost savings and efficiencies expected from the integration of Sedgwick Group plc, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the integration of the business of Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from that transaction. Other factors that should be considered in the case of MMC's risk and insurance service business are changes in competitive conditions, movements in premium rate levels and other changes in the global property and casualty insurance markets, the impact of natural catastrophes and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates. A description of certain of these factors is included elsewhere in this Annual Report and is incorporated herein by reference.

    MMC is committed to providing timely and materially accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, MMC and its operating companies use their Web sites to convey meaningful information about their businesses, including the posting of updates of assets under management at Putnam, and from time to time, Marsh Inc.'s view of insurance market conditions. Monthly updates of assets under management at Putnam will be posted on the first business day following the end of each month, except at the end of March, June, September and December, when such information will be released with MMC's quarterly earning announcement. Investors can link to MMC and its operating company Web sites through www.mmc.com.

ITEM 2.  PROPERTIES.

    MMC and certain of its subsidiaries, as tenants in common, own a 69% condominium interest in a 44-story building in New York City which serves as their worldwide headquarters.

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

    Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of December 31, 2000, settlements and related costs previously paid amount to approximately $200 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $240 million. Sedgwick has recorded $100 million of reserves and recognized approximately $140 million of insurance recoveries related to this exposure.

    Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $110 million, essentially all of which is expected to be recovered from insurers. As of December 31, 2000, net settlements and related costs previously paid total approximately $55 million.

    MMC's ultimate exposure from the United Kingdom Personal Investment Authority review, as presently calculated and including Sedgwick, is subject to a number of variable factors including, among others, the interest rates established quarterly by the U.K. Personal Investment Authority for calculating compensation, equity markets, and the precise scope, duration, and methodology of the review as required by that Authority.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR MMC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Market and dividend information regarding MMC's common stock on page 54 of the 2000 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data on page 55 of the 2000 Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information on pages 25 through 32 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Information under the heading "Market Risk" on pages 31 and 32 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements and the Independent Auditors' Report thereto on pages 33 through 53 of the 2000 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 54 of the 2000 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on page 21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MMC.

    Information as to the directors and nominees for the Board of Directors of MMC is incorporated herein by reference to the material under the heading "Election of Directors" in the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 29, 2001 (the "2001 Proxy Statement").

    The executive officers of MMC as of March 24, 2001 are Messrs. Cabiallavetta, Coster, Davis, Greenberg, Lasser, and Sinnott, with respect to whom information is incorporated herein by reference to the 2001 Proxy Statement, and:

        Francis N. Bonsignore, age 54, has been Senior Vice President-Human Resources & Administration of MMC since 1990. Immediately prior thereto he was partner and National Director-Human Resources for Price Waterhouse.

        William L. Rosoff, age 54, became Senior Vice President and General Counsel of MMC in October 2000. Before joining MMC, Mr. Rosoff was a partner at the law firm of Davis Polk & Wardwell, having rejoined that firm after serving two years as senior vice president and general counsel of RJR Nabisco, Inc. Mr. Rosoff first joined Davis Polk & Wardwell in 1978 and became a partner in 1985.

        Sandra S. Wijnberg, age 44, became Senior Vice President and Chief Financial Officer of MMC in January 2000. Before joining MMC, Ms. Wijnberg was a senior vice president and treasurer of Tricon Global
    Restaurants, Inc. from 1997 until December 1999. Prior to that,
    Ms. Wijnberg spent three years with PepsiCo., last serving as senior vice president and chief financial officer of its KFC corporation division.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative Total Stockholder Return" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information under the heading "Security Ownership" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information under the headings "Employment Agreement" "Directors Compensation" and "Transactions with Management and Others; Other Information" in the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements (incorporated herein by reference to pages 33 through 53 of the 2000 Annual Report):

           Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

           Consolidated Balance Sheets as of December 31, 2000 and 1999

           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

           Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2000

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

       Supplemental Notes to Consolidated Financial Statements

       Independent Auditors' Report

       Other:

           Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 2000 (incorporated herein by reference to page 54 of the 2000 Annual Report)

           Five-Year Statistical Summary of Operations (incorporated herein by reference to page 55 of the 2000 Annual Report)

    2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

    3.  The following exhibits are filed as a part of this report:

     (3.1)   --        the registrant's restated certificate of incorporation
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

     (3.2)   --        the registrant's by-laws

     (4.1)   --        Indenture dated as of June 14, 1999 between MMC and State
                       Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Registration Statement on
                       Form S-3, Registration No. 333-67543)

     (4.2)   --        First Supplemental Indenture dated as of June 14, 1999
                       between MMC and State Street Bank and Trust Company, as
                       trustee (incorporated by reference to the registrant's
                       Quarterly Report on Form 10-Q for the quarter ended
                       June 30, 1999)

     (4.3)   --        Amended and Restated Rights Agreement dated as of
                       January 20, 2000 between the registrant and Harris Trust
                       Company of New York (incorporated by reference to the
                       registrant's Registration Statement on Form 8-A/A filed on
                       January 27, 2000)

    (10.1)*  --        Marsh & McLennan Companies, Inc. 2000 Senior Executive
                       Incentive and Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1999)

    (10.2)*  --        Marsh & McLennan Companies Stock Investment Supplemental
                       Plan (incorporated by reference to the registrant's Annual
                       Report on Form 10-K for the year ended December 31, 1994)

    (10.3)*  --        Amendment to Marsh & McLennan Companies Stock Investment
                       Supplemental Plan dated June 16, 1997 (incorporated by
                       reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

    (10.4)*  --        Amendment to Marsh & McLennan Companies Stock Investment
                       Supplemental Plan dated November 20, 1997

    (10.5)*  --        Amendment to Marsh & McLennan Companies Stock Investment
                       Supplemental Plan dated January 1, 2000

    (10.6)*  --        Marsh & McLennan Companies Special Severance Pay Plan
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

    (10.7)*  --        Putnam Investments, Inc. Executive Deferred Compensation
                       Plan (incorporated by reference to the registrant's Annual
                       Report on Form 10-K for the year ended December 31, 1994)

    (10.8)*  --        Putnam Investments, LLC Executive Deferred Bonus Plan

    (10.9)*  --        Marsh & McLennan Companies Supplemental Retirement Plan
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

    (10.10)* --        Marsh & McLennan Companies Senior Management Incentive
                       Compensation Plan (incorporated by reference to the
                       registrant's Annual Report on Form 10-K for the year ended
                       December 31, 1994)

    (10.11)* --        Marsh & McLennan Companies, Inc. U.S. Employee 2000 Cash
                       Bonus Award Voluntary Deferral Plan

    (10.12)* --        Marsh & McLennan Companies, Inc. Directors Stock
                       Compensation Plan (incorporated by reference to the
                       registrant's Annual Report on Form 10-K for the year ended
                       December 31, 1997)

    (10.13)* --        Employment Agreement between Lawrence J. Lasser and Putnam
                       Investments, Inc. effective as of December 31, 1997
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

    (10.14)* --        First Amendment effective as of January 1, 2001 to the
                       Employment Agreement between Lawrence J. Lasser and Putnam
                       Investments, Inc.

    (10.15)* --        Second Amendment effective as of March 22, 2001 to the
                       Employment Agreement between Lawrence J. Lasser and Putnam
                       Investments, LLC

    (10.16)* --        MMC Capital, Inc. Amended and Restated Long Term Incentive
                       Plan dated as of March 19, 2001

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    (10.17)* --        Consulting Agreement between A.J.C. Smith and MMC effective as of June 1, 2000 (Incorporated by reference to the
                       registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 2000)

   (12)      --        Statement Re: Computation of Ratio of Earnings to Fixed
                       Charges

   (13)      --        Annual Report to Stockholders for the year ended
                       December 31, 2000, to be deemed filed only with respect to those portions which are expressly incorporated by reference

   (21)      --        list of subsidiaries of the registrant (as of 2/28/2001)

   (23)      --        independent auditors' consent

   (24)      --        powers of attorney

(b) No reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 2000

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 29th day of March, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                                       MARSH & McLENNAN COMPANIES, INC.

                                                       By               /s/ J. W. GREENBERG
                                                              --------------------------------------
                                                                          J. W. Greenberg
                                                                     CHAIRMAN OF THE BOARD AND
                                                                      CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 29th day of March, 2001.

       /s/ J. W. GREENBERG                          MATHIS CABIALLAVETTA*
----------------------------------        ----------------------------------------
         J. W. GREENBERG                            MATHIS CABIALLAVETTA
 Director, Chairman of the Board                          Director
   and Chief Executive Officer

      /s/ SANDRA S. WIJNBERG                            PETER COSTER*
----------------------------------        ----------------------------------------
        SANDRA S. WIJNBERG                              PETER COSTER
 Senior Vice President and Chief                          Director
        Financial Officer

      /s/ ROBERT J. RAPPORT                           CHARLES A. DAVIS*
----------------------------------        ----------------------------------------
        ROBERT J. RAPPORT                             CHARLES A. DAVIS
  Vice President and Controller                           Director
    (Chief Accounting Officer)

        LEWIS W. BERNARD *                            ROBERT F. ERBURU*
----------------------------------        ----------------------------------------
         LEWIS W. BERNARD                             ROBERT F. ERBURU
             Director                                     Director

          RAY J. GROVES*                               DAVID A. OLSEN*
----------------------------------        ----------------------------------------
          RAY J. GROVES                                DAVID A. OLSEN
             Director                                     Director

        STEPHEN R. HARDIS*                              JOHN D. ONG*
----------------------------------        ----------------------------------------
        STEPHEN R. HARDIS                                JOHN D. ONG
             Director                                     Director

        GWENDOLYN S. KING*                             ADELE SIMMONS*
----------------------------------        ----------------------------------------
        GWENDOLYN S. KING                               ADELE SIMMONS
             Director                                     Director

THE RT. HON. LORD LANG OF MONKTON*                    JOHN T. SINNOTT*
----------------------------------        ----------------------------------------
THE RT. HON. LORD LANG OF MONKTON                      JOHN T. SINNOTT
             Director                                     Director

       LAWRENCE J. LASSER*                              A.J.C. SMITH*
----------------------------------        ----------------------------------------
        LAWRENCE J. LASSER                              A.J.C. SMITH
             Director                                     Director

------------------------

* William L. Rosoff, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form 10-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.

                                                  /s/ WILLIAM L. ROSOFF

                                             -----------------------------------
                                                      WILLIAM L. ROSOFF

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

    We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 2, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental notes to the consolidated financial statements (the "Supplemental Notes") listed in Item 14. These Supplemental Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Supplemental Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 2, 2001

               MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES

            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  INFORMATION CONCERNING MMC'S VALUATION ACCOUNTS FOLLOWS:

    An analysis of the allowance for doubtful accounts for the three years ended December 31, 2000 follows (in millions of dollars):

                                                                2000       1999       1998
                                                              --------   --------   --------
Balance at beginning of year................................    $132       $128       $ 53
Provision charged to operations.............................      18         18         19
Accounts written-off, net of recoveries.....................      (9)       (12)        (5)
Effect of exchange rate changes.............................      (6)        (2)         2
Other (A)...................................................      --         --         59
                                                                ----       ----       ----
Balance at end of year......................................    $135       $132       $128
                                                                ====       ====       ====

------------------------

(A) Relates primarily to the acquisition of Sedgwick in 1998.

17. AN ANALYSIS OF INTANGIBLE ASSETS AT DECEMBER 31, 2000 AND 1999 FOLLOWS (IN MILLIONS OF DOLLARS):

                                                                2000       1999
                                                              --------   --------
Goodwill....................................................   $5,891     $5,799
Other intangible assets.....................................      141        142
                                                               ------     ------
  Subtotal..................................................    6,032      5,941
Less--accumulated amortization..............................     (556)      (399)
                                                               ------     ------
    Total...................................................   $5,476     $5,542
                                                               ======     ======

                                 EXHIBIT INDEX

     (3.1)   --        the registrant's restated certificate of incorporation
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

     (3.2)   --        the registrant's by-laws

     (4.1)   --        Indenture dated as of June 14, 1999 between MMC and State
                       Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Registration Statement on
                       Form S-3, Registration No. 333-67543)

     (4.2)   --        First Supplemental Indenture dated as of June 14, 1999
                       between MMC and State Street Bank and Trust Company, as
                       trustee (incorporated by reference to the registrant's
                       Quarterly Report on Form 10-Q for the quarter ended
                       June 30, 1999)

     (4.3)   --        Amended and Restated Rights Agreement dated as of
                       January 20, 2000 between the registrant and Harris Trust
                       Company of New York (incorporated by reference to the
                       registrant's Registration Statement on Form 8-A/A filed on
                       January 27, 2000)

    (10.1)*  --        Marsh & McLennan Companies, Inc. 2000 Senior Executive
                       Incentive and Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1999)

    (10.2)*  --        Marsh & McLennan Companies Stock Investment Supplemental
                       Plan (incorporated by reference to the registrant's Annual
                       Report on Form 10-K for the year ended December 31, 1994)

    (10.3)*  --        Amendment to Marsh & McLennan Companies Stock Investment
                       Supplemental Plan dated June 16, 1997 (incorporated by
                       reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

    (10.4)*  --        Amendment to Marsh & McLennan Companies Stock Investment
                       Supplemental Plan dated November 20, 1997

    (10.5)*  --        Amendment to Marsh & McLennan Companies Stock Investment
                       Supplemental Plan dated January 1, 2000

    (10.6)*  --        Marsh & McLennan Companies Special Severance Pay Plan
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

    (10.7)*  --        Putnam Investments, Inc. Executive Deferred Compensation
                       Plan (incorporated by reference to the registrant's Annual
                       Report on Form 10-K for the year ended December 31, 1994)

    (10.8)*  --        Putnam Investments, LLC Executive Deferred Bonus Plan

    (10.9)*  --        Marsh & McLennan Companies Supplemental Retirement Plan
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

    (10.10)* --        Marsh & McLennan Companies Senior Management Incentive
                       Compensation Plan (incorporated by reference to the
                       registrant's Annual Report on Form 10-K for the year ended
                       December 31, 1994)

    (10.11)* --        Marsh & McLennan Companies, Inc. U.S. Employee 2000 Cash
                       Bonus Award Voluntary Deferral Plan

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    (10.12)* --        Marsh & McLennan Companies, Inc. Directors Stock
                       Compensation Plan (incorporated by reference to the
                       registrant's Annual Report on Form 10-K for the year ended
                       December 31, 1997)

    (10.13)* --        Employment Agreement between Lawrence J. Lasser and Putnam
                       Investments, Inc. effective as of December 31, 1997
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

    (10.14)* --        First Amendment effective as of January 1, 2001 to the
                       Employment Agreement between Lawrence J. Lasser and Putnam
                       Investments, Inc.

    (10.15)* --        Second Amendment effective as of March 22, 2001 to the
                       Employment Agreement between Lawrence J. Lasser and Putnam
                       Investments, LLC

    (10.16)* --        MMC Capital, Inc. Amended and Restated Long Term Incentive
                       Plan dated as of March 19, 2001

    (10.17)* --        Consulting Agreement between A.J.C. Smith and MMC effective as of June 1, 2000 (Incorporated by reference to the
                       registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 2000)

   (12)      --        Statement Re: Computation of Ratio of Earnings to Fixed
                       Charges

   (13)      --        Annual Report to Stockholders for the year ended
                       December 31, 2000, to be deemed filed only with respect to those portions which are expressly incorporated by reference

   (21)      --        list of subsidiaries of the registrant (as of 2/28/2001)

   (23)      --        independent auditors' consent

   (24)      --        powers of attorney

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.