Form 10-Q
period 2001-03-31
MARSH & MCLENNAN COMPANIES INC
filed 2001-05-15
CIK 62709

================================================================================


--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                      For the quarter ended March 31, 2001



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

         As of April 30, 2001, there were outstanding 275,528,230 shares of common stock, par value $1.00 per share, of the registrant.



================================================================================


--------------------------------------------------------------------------------

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


Marsh & McLennan Companies, Inc. and its subsidiaries ("MMC") and its representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning matters affecting revenue and expense, cash flow, capital structure, cost savings and efficiencies expected from the integration of Sedgwick Group plc, market and industry conditions, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services and consulting businesses, the integration of the business Sedgwick Group plc (including the achievement of synergies and cost reductions) or other adverse consequences from that transaction. Other factors that should be considered in the case of MMC's risk and insurance service business are changes in competitive conditions, movements in premium rate levels and other changes in the global property and casualty insurance markets, the impact of natural catastrophes and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2001            2000
                                                           ----            ----
Revenue                                                   $ 2,594       $ 2,665

Expense                                                     1,949         2,046
                                                          -------       -------

Operating Income                                              645           619

Interest Income                                                 5             5

Interest Expense                                              (52)          (60)
                                                          -------       -------

Income Before Income Taxes and Minority Interest              598           564

Income Taxes                                                  224           223

Minority Interest, Net of Tax                                   5             4
                                                          -------       -------

Net Income                                                $   369       $   337
                                                          =======       =======

Basic Net Income Per Share                                $  1.33       $  1.26
                                                          =======       =======

Diluted Net Income Per Share                              $  1.27       $  1.19
                                                          =======       =======

Average Number of Shares
  Outstanding - Basic                                         276           268
                                                          =======       =======

Average Number of Shares
  Outstanding - Diluted                                       288           280
                                                          =======       =======

Dividends Declared                                        $   .50       $   .45
                                                          =======       =======

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          2001          2000
                                                        --------      --------
ASSETS

Current assets:

Cash and cash equivalents                                $    333      $    240
                                                         --------      --------

Receivables-
  Commissions and fees                                      2,327         2,370
  Advanced premiums and claims                                246           270
  Other receivables                                           276           307
                                                         --------      --------
                                                            2,849         2,947

  Less-allowance for doubtful accounts and cancellations     (135)         (135)
                                                         --------      --------
  Net receivables                                           2,714         2,812
                                                         --------      --------
Prepaid dealer commissions -
 current portion                                              349           362
Other current assets                                          165           225
                                                         --------      --------

    Total current assets                                    3,561         3,639

Intangible assets                                           5,463         5,476

Fixed assets, net                                           1,365         1,360
(net of accumulated depreciation and
 amortization of $1,043 at March 31, 2001
 and $961 at December 31, 2000)

Long-term investments                                         789           976
Prepaid dealer commissions                                    725           762
Other assets                                                1,588         1,556
                                                         --------      --------
                                                         $ 13,491      $ 13,769
                                                         ========      ========

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                               (Unaudited)
                                                March 31,          December 31,
                                                   2001                2000
                                              -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                 $  1,209           $    337
Accounts payable and accrued liabilities           1,605              1,964
Accrued compensation and employee benefits           544              1,388
Accrued income taxes                                 377                291
Dividends payable                                    140                139
                                                --------           --------
  Total current liabilities                        3,875              4,119
                                                --------           --------

Fiduciary liabilities                              3,600              3,627
Less - cash and investments held in
       a fiduciary capacity                       (3,600)            (3,627)
                                                --------           --------
                                                      --                 --
                                                --------           --------

Long-term debt                                     2,347              2,347
                                                --------           --------
Other liabilities                                  2,003              2,075
                                                --------            --------
Commitments and contingencies
                                                --------            --------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                       --                 --
Common stock, $1 par value, authorized
  800,000,000 shares, issued 279,609,081
  shares at March 31, 2001 and 278,379,359
  at December 31, 2000                               280                278
Additional paid-in capital                         1,992              1,918
Retained earnings                                  3,554              3,323
Accumulated other comprehensive loss                (326)              (149)
                                                --------            --------
                                                   5,500              5,370

Less - treasury shares, at cost,
 3,268,033 shares at March 31, 2001 and
 2,352,046 shares at December 31, 2000              (234)              (142)
                                                --------           --------
 Total stockholders' equity                        5,266              5,228
                                                --------           --------

                                                $ 13,491           $ 13,769
                                                ========           ========

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2001        2000
                                                            -------      -------
Operating cash flows:
Net income                                                   $ 369      $ 337
   Adjustments to reconcile net income to cash used for
        operations:
   Depreciation of fixed assets and capitalized software        82         75
   Amortization of intangible assets                            49         44
   Provision for deferred income taxes                          42         21
   Integration related payments                                (32)       (57)
   Prepaid dealer commissions                                   50        (74)
   Other liabilities                                           (72)       (14)
   Net receivables                                              98       (288)
   Other current assets                                         15         11
   Accounts payable and accrued liabilities                     23        103
   Accrued compensation and employee benefits                 (844)      (446)
   Accrued income taxes                                         87        132
   Effect of exchange rate changes                             (26)        (3)
   Other, net                                                  (31)        (5)
                                                             -----      -----
   Net cash used for operations                               (190)      (164)
                                                             -----      -----

Financing cash flows:
Net increase in commercial paper                               867        406
Other borrowings                                                 7         58
Other repayments of debt                                        (2)       (66)
Purchase of treasury shares                                    (99)        --
Issuance of common stock                                        83         75
Dividends paid                                                (136)      (120)
                                                             -----      -----
   Net cash provided by financing activities                   720        353
                                                             -----      -----

Investing cash flows:
Additions to fixed assets and capitalized software            (124)      (115)
Proceeds from sale of businesses                              --           33
Acquisitions                                                   (41)        (5)
Other, net                                                    (267)       (17)
                                                             -----      -----
   Net cash used for investing activities                     (432)      (104)
                                                             -----      -----

Effect of exchange rate changes on cash
 and cash equivalents                                           (5)        (6)
                                                             -----      -----

Increase in cash & cash equivalents                             93         79

Cash & cash equivalents at beginning of period                 240        428
                                                             -----      -----

Cash & cash equivalents at end of period                     $ 333      $ 507
                                                             =====      =====

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1       Nature of Operations
----------------------------

        MMC, a professional services firm, is organized based on the different services that it offers. MMC operates in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides insurance broking, reinsurance broking and insurance and program management services for business, public entity, insurance company, professional, association and private clients. It also provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts. The consulting segment provides advice and services to the managements of organizations primarily in the areas of human resources and employee benefit programs, general management consulting, organizational change and economic consulting and analysis.

2.      Principles of Consolidation
-----------------------------------

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

        The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2001 and 2000. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3.      Fiduciary Assets and Liabilities
----------------------------------------

        In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $49 million and $44 million for the three months ended March 31, 2001 and 2000, respectively.

        Net uncollected premiums and claims and the related payables amounting to $ 9.7 billion at March 31, 2001 and $10.8 billion at December 31, 2000 are not included in the accompanying Consolidated Balance Sheets.

4.      Per Share Data
----------------------

        Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Equity Partnership Plan. This result is then divided by the average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares.

        The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2001 and 2000.

(In millions)
 -----------
                                                           2001       2000
                                                           ----       ----
Net income                                                $ 369      $ 337
Less:  Potential minority
    interest associated
    with the Putnam Equity
    Partnership Plan                                         (4)        (5)
                                                          -----      -----
Net income for diluted
  earnings per share                                      $ 365      $ 332
                                                          =====      =====
Basic weighted average
  common shares outstanding                                 276        268
Dilutive effect of potentially issuable common shares        12         12
                                                          -----      -----
Diluted weighted average
  common shares outstanding                                 288        280
                                                          =====      =====

5.      Comprehensive Income
----------------------------

        The components of comprehensive income for the three-month periods ended March 31, 2001 and 2000 are as follows:

                                                        2001       2000
                                                        ----       ----
Foreign currency translation adjustments              $ (60)      $ (34)
Unrealized investment holding (losses) gains,
      net of income taxes                               (93)         16
Less:  Reclassification adjustment for gains
      included in net income, net of income taxes       (24)        (26)
                                                      -----       -----
Other comprehensive loss                               (177)        (44)
Net income                                              369         337
                                                      -----       -----
Comprehensive income                                  $ 192       $ 293
                                                      =====       =====

6.      Supplemental Disclosure to the Consolidated Statements of Cash Flows
----------------------------------------------------------------------------

        The following schedule provides additional information concerning interest and income taxes paid:

                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
        (In millions of dollars)                2001                2000
        ------------------------                ----                ----
        Interest paid                            $42                $  63
        Income taxes paid                        $25                $  38

        In the first quarter of 2001, MMC settled its $286 million commitment to purchase a minority investment in Gruppo Bipop - Carire S.p.A., which had been recorded as a liability in accounts payable and accrued liabilities and is reflected in "other, net" in investing cash flows.

7.      Acquisitions, Dispositions and Integration Costs
--------------------------------------------------------

        Acquisitions: In May 2000, MMC acquired Delta Consulting Group, an industry leader in corporate organizational design and change management consulting.

        Dispositions: As part of the 1998 combination with Sedgwick Group, plc ("Sedgwick"), MMC acquired several businesses that it intended to sell, including insurance underwriting operations already in run-off and consulting businesses not compatible with its existing operations During the first quarter of 2000, MMC sold one of these businesses for $33 million, which approximated its carrying value. The net liabilities of businesses to be disposed are reflected at their estimated realizable values of $116 million and $119 million at March 31, 2001 and December 31, 2000, respectively, and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. MMC is continuing its efforts to dispose of these operations.

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

        The utilization of these charges is summarized as follows:

                                             Utilized and
                                              changes in
(In millions of dollars)                       estimates   Utilized     Balance
                                   Initial      through    in First    March 31,
                                   Balance        2000     Qtr.2001      2001
1999 Sedgwick Plan:                ---------------------------------------------
Termination payments to employees   $  183      $ (160)      (11)       $    12
Other employee-related costs             5          (5)       --             --
Future rent under noncancelable
        leases                          48         (20)       (2)            26
Leasehold termination and related
        costs                           49         (22)       (1)            26
                                    ------      -------   -------       -------
                                    $  285      $ (207)      (14)       $    64
                                    ======      =======   =======       =======
Number of employee terminations      2,400      (2,400)       --             --
Number of office consolidations        125        (116)       --              9

                                             Utilized and
                                              changes in
(In millions of dollars)                       estimates   Utilized     Balance
                                   Initial      through    in First    March 31,
                                   Balance        2000     Qtr.2001      2001
1999 MMC Plan:                    ----------------------------------------------
Termination payments to employees   $  194      $ (140)       (16)      $    38
Future rent under noncancelable
        leases                          31         (12)        (1)           18
Leasehold termination and related
        costs                           16         (10)        (1)            5
Other integration related costs         25        (25)         --           --
                                       ---         ---
                                    $  266      $ (187)       (18)      $    61
                                   =======     =======        ====      =======
Number of employee terminations      2,100       (2100)         --           --
Number of office consolidations         50         (44)        (1)            5

        As of March 31, 2001, the actions contemplated by these plans were substantially complete. The majority of the remaining balances for termination payments to employees are expected to be paid in 2001. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements, are expected to be paid over several years.

8.       Claims, Lawsuits and Other Contingencies
-------------------------------------------------

        MMC and its subsidiaries are subject to various claims, lawsuits and proceedings consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts which could, if assessed, be significant.

        Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of March 31, 2001, settlements and related costs previously paid amount to approximately $240 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $205 million. Sedgwick has recorded $65 million of reserves and recognized approximately $140 million of insurance recoveries related to this exposure.

        Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan business, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick's. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $100 million, essentially all of which is expected to be recovered from insurers. As of March 31, 2001, net settlements and related costs previously paid total approximately $55 million.

        MMC's ultimate exposure from the United Kingdom Personal Investment Authority review, as presently calculated and including Sedgwick, is subject to a number of variable factors including among others, the interest rate established quarterly by the U.K. Personal Investment Authority for calculating compensation, equity markets, and the precise scope, duration, and methodology of the review as required by that Authority.

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

9.     Financial Instruments
-----------------------------

        Effective January 1, 2001, MMC adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of this standard did not have a material impact on MMC's consolidated financial position, results of operations or cash flows.


10.     Segment Information
---------------------------

        MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

        Selected information about MMC's operating segments for the three-month periods ended March 31, 2001 and 2000 follow:

        (In millions of dollars)

                                                 Revenue           Segment
                                              from External       Operating
                                                Customers          Income
                                                ---------          -------
        2001
        Risk and Insurance Services             $1,354  (a)        $  381
        Investment Management                      690                217
        Consulting                                 550                 70
                                               -------           --------
                                                $2,594             $  668
                                                ======             ======

        2000-
        Risk and Insurance Services             $1,294  (a)         $ 324
        Investment Management                      851                259
        Consulting                                 520                 63
                                                ------             ------
                                                $2,665              $ 646

     (a) Includes interest income on fiduciary funds ($49 million in 2001 and $44 million in 2000).

        A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

                                                     2001           2000
                                                    ------         ------
        Total segment operating income                $668           $646
        Corporate expense                              (28)           (31)
        Reclassification of minority interest            5              4
                                                    ------         ------
               Operating income                        645            619
        Interest income                                  5              5
        Interest expense                               (52)           (60)
                                                    ------         ------
        Total income before income taxes and
               minority interest                      $598           $564
                                                    ======         ======

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       First Quarter Ended March 31, 2001

General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh, the world's leading risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer Consulting Group, a major global provider of consulting services. Approximately 57,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest.

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

The consolidated results of operations follow:

(In millions of dollars)                            2001             2000
                                               ---------------------------------
Revenue:
Risk and Insurance Services                       $1,354           $1,294
Investment Management                                690              851
Consulting                                           550              520
                                                  ------           ------

                                                   2,594             2,665
                                                  ------           ------

Expense:
Compensation and Benefits                          1,216            1,304
Amortization of intangibles                           49               44
Other Operating Expenses                             684               698
                                                  ------           ------

                                                   1,949             2,046
                                                  ------           ------

Operating Income                                   $ 645             $ 619
                                                  ======           =======
Operating Income Margin                             24.9%             23.2%
                                                  ======           =======

Minority interest recorded in other operating expenses in 2000 has been reclassified to be consistent with the 2001 presentation.

Revenue, derived mainly from commissions and fees, declined 3% from the first quarter of 2000 and expenses decreased 5%. This performance was principally driven by a decline in investment management reflecting the effects of a decrease in the equity markets.

Excluding the effect of foreign exchange, acquisitions and dispositions, consolidated revenue was essentially unchanged from 2000. Revenue decreased 19% in the investment management segment as average assets under management declined significantly from the prior year. Consulting revenue grew 7% for the quarter primarily reflecting increased levels of service provided by its retirement consulting practice. The risk and insurance services segment experienced underlying revenue growth of approximately 9% primarily due to net new business development and the effect of higher commercial insurance premium rates.

Operating expenses, excluding the effect of foreign exchange, acquisitions and dispositions, declined approximately 2% in the first quarter of 2001 primarily due to significantly lower incentive compensation in the investment management segment along with a reduction in discretionary expenses in all segments. Expenses were also reduced by the realization of incremental net integration savings related to the Sedgwick Group plc ("Sedgwick") transaction.

Management believes the net annual savings associated with the Sedgwick integration should approach $160 million when it is completed. Of this amount, $30 million was realized in 1999, $90 million in 2000 and $15 million in the first quarter of 2001. The remaining $25 million is expected to be realized over the last three quarters of 2001.

Risk and Insurance Services
---------------------------

(In millions of dollars)                         2001                     2000
                                             -----------------------------------
Revenue                                         $1,354                   $1,294
Expense                                            973                      970
                                                ------                   ------
Operating Income                                $  381                   $  324
                                                ======                   ======
Operating Income Margin                           28.1%                    25.0%
                                                ======                   ======

Revenue
Revenue for the risk and insurance services segment grew 5% over the first quarter of 2000. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and gains on dispositions, revenue for risk and insurance services operations rose approximately 9% primarily reflecting the effect of net new business and higher commercial insurance premium rates. Global insurance broking and risk management revenue, which represented approximately 74% of risk and insurance services, grew approximately 7% over the first quarter of 2000. In addition, revenue grew 15% in the global reinsurance operation and 12% in the global consumer & program practices unit. The higher level of commercial insurance premium rates is expected to continue for the remainder of 2001.

Expense
Risk and insurance services expenses were essentially unchanged from the prior year. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, expenses increased approximately 5% from the first quarter of 2000 primarily reflecting costs associated with staff growth and a higher volume of business partially offset by a reduction in discretionary expenses and the realization of incremental net integration savings related to the Sedgwick transaction of approximately $15 million in the quarter.


Investment Management
---------------------

(In millions of dollars)                           2001                 2000
                                                --------------------------------
Revenue                                           $ 690                $ 851
Expense (a)                                         473                  592
                                                  -----                -----
Operating Income                                  $ 217                $ 259
                                                  =====                =====
Operating Income Margin                            31.4%                30.4%
                                                  =====                =====

     (a) Minority interest recorded in expense in 2000 has been reclassified to be consistent with the 2001 presentation.

Revenue
Putnam's revenue decreased 19% compared with the first quarter of 2000 reflecting a decline in the level of average assets under management on which management fees are earned along with the effect of reduced equity earnings associated with the Thomas H. Lee investment. Assets under management averaged $352 billion in the first quarter of 2001, a 13% decline from the $403 billion managed in the first quarter of 2000. Assets under management aggregated $321 billion at March 31, 2001 compared with $422 billion at March 31, 2000 and $370 billion at December 31, 2000. The change from December 31, 2000 reflects a $55 billion decrease resulting from a decline in equity market levels, partially offset by $6 billion of net new sales, including reinvested dividends.

Expense
Putnam's expenses decreased 20% in the first quarter of 2001 from the same period of 2000 primarily due to lower incentive compensation reflecting the current operating environment and lower sales/volume-related expenses.

Quarter-end and average assets under management are presented below:


(In billions of dollars)                               2001             2000
                                                   -----------------------------
Mutual Funds:
-------------
Growth Equity                                         $  69            $ 166
Core Equity                                              59               43
Value Equity                                             55               58
Fixed Income                                             48               48
                                                      -----            -----
                                                        231              315
                                                      =====            =====
Institutional Accounts:
-----------------------
Growth Equity                                            26               40
Core Equity                                              42               42
Value Equity                                              6                5
Fixed Income                                             16               20
                                                      -----            -----
                                                         90              107
                                                      =====            =====

Quarter-end Assets                                     $321             $422
                                                      -----            -----
Assets from Non-US Investors                            $27              $30
                                                      -----            -----
Average Assets                                         $352             $403
                                                      -----            -----

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets were volatile throughout 2000 and during the first quarter of 2001, recording declines after several years of substantial growth. This volatility contributed to the fluctuations in assets under management and, accordingly, to the decline in revenue. A continued decline in general market levels could lead to further declines in revenue. Items affecting revenue also include, but are not limited to, investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and equity earnings associated with THL investments. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives, and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

At the end of the first quarter, assets held in equity securities represented 80% of assets under management, compared with 84% at March 31, 2000, while investments in fixed income products represented 20%, compared with 16% at March 31, 2000.

Consulting
----------

(In millions of dollars)                 2001                    2000
                                        ------                  ------
Revenue                                  $ 550                   $ 520
Expense                                    480                     457

Operating Income                         $  70                   $  63
                                        ======                  ======
Operating Income Margin                   12.7%                   12.1%
                                        ======                  ======


Revenue
-------
Consulting services revenue increased 6% in the first quarter of 2001 compared with the same period of 2000 primarily reflecting increased levels of services provided by its retirement consulting practice. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, consulting revenue increased 7% in the first quarter of 2001. Retirement consulting revenue, which represented 43% of the consulting segment, grew 13% in the first quarter primarily due to increased services provided. In addition, revenue rose 9% in compensation and communications consulting, 6% in health and group benefits consulting and 2% in economic consulting primarily due to a higher volume of business in these practice lines during the first quarter of 2001. Revenue in general management consulting declined by 9% from the first quarter of 2000.

Expense
-------
Consulting services expenses increased 5% in 2001 compared with the first quarter of 2000. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, expenses increased approximately 6% reflecting the effect of staff growth offset, in part, by lower discretionary spending.

Corporate Expenses
------------------
Corporate expenses decreased to $28 million in the first quarter of 2001 from $31 million in 2000 primarily due to nonrecurring costs incurred in 2000 associated with certain corporate initiatives.

Interest
--------
Interest income earned on corporate funds amounted to $5 million in the first quarter of 2001, the same as the first quarter of 2000. Interest expense of $52 million decreased from $60 million in the first quarter of 2000 primarily due to a reduction of approximately $500 million in average outstanding debt in 2001 compared with the first quarter of 2000.

Income Taxes
------------
MMC's consolidated tax rate was 37.5% of income before income taxes in the first quarter of 2001 compared with 39.5% in the first quarter of 2000. The reduction in the effective tax rate primarily reflects the implementation of certain tax strategies affecting MMC's U.S. state and local income taxes as well as its non-U.S. operations.

Liquidity and Capital Resources
-------------------------------
MMC anticipates that internally generated funds will be sufficient to meet its foreseeable recurring operating cash requirements as well as dividends, capital expenditures and scheduled repayments of long-term debt.

MMC used $190 million of cash for operations for the period ending March 31, 2001 compared with a use of cash of $164 million for the same period in 2000. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes.

Included in the cash flows from operations are the net cash requirements related to integration payments. Cash outlays of $32 million and $57 million were made in the first quarter of 2001 and 2000, respectively.

MMC's cash and cash equivalents aggregated $333 million on March 31, 2001, an increase of $93 million from the end of 2000.

During the first quarter of 2001, commercial paper borrowings increased $867 million as a result of certain investments and seasonal demands related to incentive compensation payments. In January 2001, $286 million was used to purchase a minority investment in Gruppo Bipop-Carire S.p.A.

During the first quarter of 2001, MMC repurchased approximately 1 million shares of its common stock with a cash outlay of approximately $99 million.

MMC's additions to fixed assets and capitalized software, which amounted to $124 million in the first three months of 2001 and $115 million in the first quarter last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $625 million in connection with various MMC Capital funds and other MMC investments. Approximately $150 million is expected to be invested during the remainder of 2001. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

As further explained in Note 9 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the Personal Investment Authority. At current rates of exchange, the contingent exposure for pension redress and related cost is presently estimated to be approximately $305 million, of which $240 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements. The timing of payments relating to the pension review process cannot be predicted with certainty; however, approximately $110 million was paid in 2000, with $90 million, net of insurance recoveries, anticipated to be paid over the next twelve months. These payments are reflected in other liabilities in the Consolidated Statements of Cash Flows.

Market Risk
-----------
Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates. MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are used on a limited basis and are with counterparties of high creditworthiness. MMC does not enter into foreign currency or interest rate transactions for trading or other speculative purposes.

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

                           PART II, OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                 MARCH 31, 2001



Item 6. Exhibits and Reports on Form 8-K.


                 (a)       Exhibits.

12.......Statement Re:  Computation of Ratio of Earnings to Fixed Charges.


                 (b)      Reports on Form 8-K.

                          None.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th day of May, 2001 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                    MARSH & McLENNAN COMPANIES, INC.



                                   /s/ Sandra S. Wijnberg
                                   ---------------------------------------------
                                   Senior Vice President and
                                   Chief Financial Officer