Form 10-Q
period 2001-06-30
MARSH & MCLENNAN COMPANIES INC
filed 2001-08-13
CIK 62709

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                             ----------------------




                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                       For the quarter ended June 30, 2001



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

     As of July 31, 2001 there were outstanding 274,907,908 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================



                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

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

MMC is committed to providing timely and materially accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, MMC and its operating companies use their websites to convey meaningful information about their businesses, including the posting of updates of assets under management at Putnam, and from time to time, Marsh Inc.'s view of insurance market conditions. Monthly updates of assets under management at Putnam will be posted on the first business day following the end of each month, except at the end of March, June, September and December, when such information will be released with MMC's quarterly earnings announcement. Investors can link to MMC and its operating company websites through www.mmc.com.



                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    -------------------     --------------------
                                     2001         2000        2001         2000
                                    -----        ------     ------        ------

Revenue                             $ 2,505     $ 2,481     $ 5,099     $ 5,146

Expense                               1,979       1,967       3,928       4,013
                                    -------     -------     -------     -------

Operating Income                        526         514       1,171       1,133

Interest Income                           7           6          12          11

Interest Expense                        (56)        (68)       (108)       (128)
                                    -------     -------     -------     -------

Income Before Income Taxes
  And Minority Interest                 477         452       1,075       1,016

Income Taxes                            179         171         403         394

Minority Interest                         5           5          10           9
                                    -------     -------     -------     -------

Net Income                          $   293     $   276     $   662     $   613
                                    =======     =======     =======     =======

Basic Net Income
 Per Share                          $  1.07     $  1.02     $  2.40     $  2.28
                                    =======     =======     =======     =======

Diluted Net Income
 Per Share                          $  1.02     $   .96     $  2.29     $  2.15
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Basic                    276         270         276         269
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Diluted                  287         283         287         281
                                    =======     =======     =======     =======

Dividends Declared                  $   .53     $   .50     $  1.03     $   .95
                                    =======     =======     =======     =======



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)




                                                        (Unaudited)
                                                          June 30,  December 31,
                                                             2001       2000
                                                          ----------  ----------
ASSETS

Current assets:

Cash and cash equivalents                                  $    402    $    240
                                                           --------    --------

Receivables-
  Commissions and fees                                        2,305       2,370
  Advanced premiums and claims                                  235         270
  Other receivables                                             295         307
                                                           --------    --------
                                                              2,835       2,947

  Less-allowance for doubtful accounts and cancellations       (133)       (135)
                                                           --------    --------
  Net receivables                                             2,702       2,812
                                                           --------    --------
Prepaid dealer commissions - current portion                    335         362
Other current assets                                            266         225
                                                           --------    --------

    Total current assets                                      3,705       3,639

Intangible assets                                             5,405       5,476

Fixed assets, net                                             1,271       1,360
(net of accumulated depreciation and
 amortization of $1,070 at June 30, 2001
 and $961 at December 31, 2000)

Long-term investments                                           764         976
Prepaid dealer commissions                                      671         762
Other assets                                                  1,584       1,556
                                                           --------    --------

                                                           $ 13,400    $ 13,769
                                                           ========    ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                        (Unaudited
                                                          June 30,  December 31,
                                                           2001         2000
                                                        ----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $  1,145      $    337
Accounts payable and accrued liabilities                    1,428         1,964
Accrued compensation and employee benefits                    761         1,388
Accrued income taxes                                          407           291
Dividends payable                                             148           139
                                                         --------      --------
  Total current liabilities                                 3,889         4,119
                                                         --------      --------

Fiduciary liabilities                                       3,517         3,627
Less - cash and investments held in
       a fiduciary capacity                                (3,517)       (3,627)
                                                         --------      --------
                                                                -             -
                                                         --------      --------

Long-term debt                                              2,346         2,347
                                                         --------      --------
Other liabilities                                           1,939         2,075
                                                         --------      --------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                 -             -
Common stock, $1 par value, authorized
 800,000,000 shares, issued 280,324,148
  shares at June 30, 2001 and 278,379,359
  at December 31, 2000                                        280           278
Additional paid-in capital                                  2,025         1,918
Retained earnings                                           3,702         3,323
Accumulated other comprehensive loss                         (365)         (149)
                                                         --------      --------
                                                            5,642         5,370
Less - treasury shares, at cost,
 5,173,458 shares at June 30, 2001 and
 2,352,046 shares at December 31, 2000                       (416)         (142)
                                                         --------      --------
 Total stockholders' equity                                 5,226         5,228
                                                         --------      --------

                                                         $ 13,400      $ 13,769
                                                         ========      ========



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                                ----------------
                                                                 2001      2000
                                                                -----     -----
Operating cash flows:
Net income                                                      $ 662     $ 613
   Adjustments to reconcile net income to
    cash used for operations:
   Depreciation of fixed assets and capitalized software          168       149
   Amortization of intangible assets                               97        88
   Provision for deferred income taxes                             68       120
   Integration related payments                                   (55)     (103)
   Prepaid dealer commissions                                     118       (96)
   Net receivables                                                110      (320)
   Other current assets                                             8        (2)
   Accounts payable and accrued liabilities                      (145)      146
   Accrued compensation and employee benefits                    (627)     (259)
   Accrued income taxes                                           112        58
   Other liabilities                                             (111)      (66)
   Effect of exchange rate changes                                (29)       (3)
   Other, net                                                     (72)       (9)
                                                                -----     -----
   Net cash generated from operations                             304       316
                                                                -----     -----

Financing cash flows:
Net increase in commercial paper                                  796       241
Other borrowings                                                   20        60
Other repayments of debt                                          (10)     (139)
Purchase of treasury shares                                      (308)        -
Issuance of common stock                                          144       113
Dividends paid                                                   (274)     (241)
                                                                -----     -----
   Net cash provided by financing activities                      368        34
                                                                -----     -----

Investing cash flows:
Additions to fixed assets and capitalized software               (224)     (236)
Proceeds from sale of business                                      -        33
Acquisitions                                                      (47)      (34)
Other, net                                                       (230)      (92)
                                                                -----     -----
   Net cash used for investing activities                        (501)     (329)
                                                                -----     -----

Effect of exchange rate changes on cash
 and cash equivalents                                              (9)      (10)
                                                                -----     -----

Increase in cash & cash equivalents                               162        11
Cash & cash equivalents at beginning of period                    240       428
                                                                -----     -----

Cash & cash equivalents at end of period                        $ 402     $ 439
                                                                =====     =====


                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Nature of Operations
     --------------------

     MMC, a global professional services firm, is organized based on the different services that it offers. MMC operates in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides insurance broking, reinsurance broking and insurance and program management services for business, public entity, insurance company, professional, association and private clients. It also provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts. The consulting segment provides advice and services to the managements of organizations primarily in the areas of human resources and employee benefit programs, general management consulting, organizational change and economic consulting and analysis.

2.   Principles of Consolidation
     ---------------------------

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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three- and six-month periods ended June 30, 2001 and 2000. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3.   Fiduciary Assets and Liabilities
     --------------------------------

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $95 million and $89 million for the six months ended June 30, 2001 and 2000, respectively.

     Net uncollected premiums and claims and the related payables amounting to $9.9 billion at June 30, 2001 and $10.8 billion at December 31, 2000, are not included in the accompanying Consolidated Balance Sheets.

4.   Per Share Data
     --------------

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

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and six-month periods ended June 30, 2001 and 2000.

     (In millions)
      ------------

                                              Three Months      Six Months Ended
                                              Ended June 30,        June 30,
                                             --------------    ----------------
                                            2001       2000    2001        2000
                                            ------   ------    ------     ------

Net income                                  $ 293     $ 276     $ 662     $ 613
Less:  Potential minority
  interest associated
  with Putnam Equity
  Partnership Plan                             (2)       (4)       (6)       (9)
                                            -----     -----     -----     -----

Net income for diluted
  earnings per share                        $ 291     $ 272     $ 656     $ 604
                                            =====     =====     =====     =====

Basic weighted average
 common shares outstanding                    276       270       276       269
Dilutive effect of potentially
  issuable common shares                       11        13        11        12
                                            -----     -----     -----     -----
Diluted weighted average
 common shares outstanding                    287       283       287       281
                                            =====     =====     =====     =====


5.  Comprehensive Income
    --------------------

     The components of comprehensive income for the six-month periods ended June 30, 2001 and 2000 are as follows:

     (In millions of dollars)
      ----------------------
                                                               2001         2000
                                                              -----         ----
Foreign currency translation adjustments                      $ (82)      $ (73)
Unrealized investment holding (losses) gains,
  net of income taxes                                           (93)         20
Less:  Reclassification adjustment for gains
  included in net income, net of income taxes                   (41)        (29)
                                                              -----       -----
Other comprehensive loss                                       (216)        (82)
Net income                                                      662         613
                                                              -----       -----
Comprehensive income                                          $ 446       $ 531
                                                              =====       =====

6.   Supplemental Disclosure to the Consolidated Statements of Cash Flows

     The following schedule provides additional information concerning interest and income taxes paid:


                                                              Six Months Ended
                                                                 June 30,
                                                           ---------------------
      (In millions of dollars)                             2001             2000
      ------------------------                             ----            -----
      Interest paid                                        $117             $127
      Income taxes paid                                    $133             $175

     In the first quarter of 2001, MMC settled its $286 million commitment to purchase a minority investment in Gruppo Bipop-Carire S.p.A., which had been recorded as a liability in accounts payable and accrued liabilities and is reflected in "other, net" in investing cash flows.

     In the second quarter of 2001, MMC sold certain of its London properties and simultaneously entered into a leaseback arrangement for a significant portion of the properties. Total proceeds of approximately $135 million, which exceeded the net book value of the properties by approximately $29 million, were received by the Company and were included in "other, net" in investing cash flows. A substantial portion of this excess was deferred and will be amoritzed over the lease period.


7.   Dispositions and Integration Costs
     ---------------------------------

     Dispositions: As part of the 1998 combination with Sedgwick Group, plc ("Sedgwick"), MMC acquired several businesses that it intended to sell, including insurance underwriting operations already in run-off and consulting businesses not compatible with its existing operations. During the first quarter of 2000, MMC sold one of these businesses for $33 million which approximated its carrying value. The net liabilities of businesses to be disposed are reflected at their estimated realizable value of $130 million and $119 million at June 30, 2001 and December 31, 2000, respectively, and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet. Agreements have been reached to dispose of these operations pending regulatory approval.

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

The utilization of these charges is summarized as follows:

--------------------------------------------------------------------------------
                                                    Utilized   Utilized  Balance
                                                   and charges  in Six  June 30,
                                                      in        Mos.2001  2001
                                                   estimates
                                         Initial    through
(In millions of dollars)                 Balance     2000
--------------------------------------------------------------------------------
1999 Sedgwick Plan:
Termination payments to employees          $183      $(160)      $(17)      $ 6
Other employee-related costs                  5         (5)         -         -
Future rent under noncancelable leases       48        (20)        (4)       24
Leasehold termination and related costs      49        (22)        (2)       25
--------------------------------------------------------------------------------
                                           $285      $(207)      $(23)      $55
--------------------------------------------------------------------------------
Number of employee terminations           2,400     (2,400)         -         -
Number of office consolidations             125       (116)         -         9

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                   Utilized    Utilized  Balance
                                                   and charges  in Six  June 30,
                                                      in        Mos.2001  2001
                                                   estimates
                                         Initial    through
(In millions of dollars)                 Balance     2000
--------------------------------------------------------------------------------
1999 MMC Plan:
Termination payments to employees          $194      $(140)      $(28)      $26
Future rent under noncancelable leases       31        (12)        (3)       16
Leasehold termination and related costs      16        (10)        (1)        5
Other integration related costs              25        (25)         -         -
--------------------------------------------------------------------------------
                                           $266      $(187)      $(32)      $47
--------------------------------------------------------------------------------

Number of employee terminations           2,100      (2100)         -         -
Number of office consolidations              50        (44)         1         5
-------------------------------------------------------------------------------


     The actions contemplated by these plans are substantially complete. The majority of the remaining balances for termination payments to employees are expected to be paid in 2001. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements, are expected to be paid over several years.



8.   Claims, Lawsuits and Other Contingencies
     ----------------------------------------

     MMC and its subsidiaries are subject to various claims, lawsuits and proceedings consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts which could, if assessed, be significant.

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of June 30, 2001, settlements and related costs previously paid amount to approximately $285 million of which approximately $30 million is due from or has been paid by insurers. The contingent exposure of Sedgwick for pension redress and related costs is estimated to be $160 million. Sedgwick has recorded $20 million of reserves and recognized approximately $140 million of insurance recoveries related to this exposure.

     Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $85 million, essentially all of which is expected to be recovered from insurers. As of June 30, 2001, net settlements and related costs previously paid total approximately $55 million.

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

9.   Financial Instruments
     ---------------------

     Effective January 1, 2001 MMC adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of this standard did not have a material impact on MMC's consolidated financial position, results of operations or cash flows.

10.  Segment Information
     -------------------

     MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the six-month periods ended June 30, 2001 and 2000 follow:

     (In millions of dollars)
                                                      Revenue         Segment
                                                      from External   Operating
                                                      Customers       Income
                                                      ------------    ----------
2001-
Risk and Insurance Services                             $2,605 (a)       $  634
Investment Management                                    1,386              424
Consulting                                               1,108              161
                                                        ------           ------
                                                        $5,099           $1,219
                                                        ======           ======
2000-
Risk and Insurance Services                             $2,449 (a)       $  528
Investment Management                                    1,639              511
Consulting                                               1,058              149
                                                        ------           ------
                                                        $5,146           $1,188
                                                        ======           ======

(a) Includes interest income on fiduciary funds ($95 million in 2001 and $89 million in 2000).



     A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

     (In millions of dollars)
      ----------------------
                                                            2001           2000
                                                          ------         -------

Total segment operating income                           $ 1,219        $ 1,188
Corporate expense                                            (58)           (64)
Reclassification of Minority interest                         10              9
                                                         -------        -------
       Operating income                                    1,171          1,133
Interest income                                               12             11
Interest expense                                            (108)          (128)
                                                         -------        -------
Total income before income taxes and
         minority interest                               $ 1,075        $ 1,016
                                                         =======        =======

11.  New Accounting Pronouncement
     ----------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16 "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. Starting January 1, 2002, MMC will cease the amortization of goodwill that was recorded in past business combinations as required by SFAS No. 142. The full impact of applying this standard is yet to be determined.



                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Second Quarter and Six Months Ended June 30, 2001

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

The consolidated results of operations follow:
-------------------------------------------------------------------------------
                                          Second Quarter           Six Months
                                        -----------------      -----------------
(In millions of dollars)                 2001        2000       2001        2000
-------------------------------------------------------------------------------

Revenue:
Risk and Insurance Services             $1,251     $1,155     $2,605     $2,449
Investment Management                      696        788      1,386      1,639
Consulting                                 558        538      1,108      1,058
                                        ------     ------     ------     ------
                                         2,505      2,481      5,099      5,146
                                        ------     ------     ------     ------
Expense:
Compensation and Benefits                1,222      1,211      2,438      2,515
Amortization of Intangibles                 48         44         97         88
Other Operating Expenses                   709        712      1,393      1,410
                                        ------     ------     ------     ------
                                         1,979      1,967      3,928      4,013
                                        ------     ------     ------     ------

Operating Income                        $  526     $  514     $1,171     $1,133
                                        ======     ======     ======     ======
Operating Income Margin                   21.0%      20.7%      23.0%      22.0%
                                        ======     ======     ======     ======


Minority interest recorded in other operating expenses in 2000 has been reclassified to be consistent with the 2001 presentation.


Revenue, derived mainly from commissions and fees, rose 1% from the second quarter of 2000 and was essentially unchanged for the six months. This performance was principally driven by a higher volume of business in risk and insurance services and consulting segments offset by a decline in the investment management segment.

On a consolidated basis, underlying revenue, which excludes the effect of items such as foreign exchange, acquisitions and dispositions, grew approximately 2% over the second quarter of 2000. The risk and insurance services segment experienced underlying revenue growth of approximately 10% primarily due to net new business development and the effect of higher commercial insurance premium rates. Consulting revenue grew 6% for the quarter due to a higher volume of business in the retirement practice. Revenue decreased 12% in the investment management segment as average assets under management decreased 14% from the prior year. For the six months, consolidated underlying revenue rose approximately 1%.

Operating expenses, excluding the effect of items such as foreign exchange, acquisitions and dispositions, increased approximately 3% in the second quarter of 2001 primarily reflecting a higher volume of business in the risk and insurance services and consulting segments, partially offset by significantly lower incentive compensation in the investment management segment and a reduction in discretionary expenses in all segments. Expenses were also reduced by the realization of incremental net integration savings related to the Sedgwick Group plc ("Sedgwick") transaction. Underlying expenses were essentially unchanged for the first six months of 2001 compared with the same period of 2000.

Management believes the net annual savings associated with the Sedgwick integration should approach $160 million when it is completed. Of this amount, $30 million was realized in 1999, $90 million in 2000 and $30 million in the first six months of 2001. The remaining $10 million is expected to be realized over the last two quarters of 2001.



Risk and Insurance Services
-------------------------------------------------------------------------------
                                        Second Quarter            Six Months
                                      -----------------      -------------------
(In millions of dollars)               2001       2000         2001        2000
-------------------------------------------------------------------------------
Revenue                              $1,251      $1,155      $2,605      $2,449
Expense                                 998         951       1,971       1,921
                                     ------      ------      ------      ------
Operating Income                     $  253      $  204      $  634      $  528
                                     ======      ======      ======      ======
Operating Income Margin                20.2%       17.7%       24.3%       21.6%
                                     ======      ======      ======      ======
-------------------------------------------------------------------------------


Revenue
Revenue for the risk and insurance services segment grew 8% over the second quarter of 2000. On a comparable basis, underlying revenue for risk and insurance services operations rose approximately 10% primarily reflecting the effect of net new business and higher commercial insurance premium rates. Insurance broking and risk management revenue, which represented approximately 75% of risk and insurance services, grew approximately 8% over the second quarter of 2000. In addition, revenue grew 11% in the reinsurance operation and 12% in the consumer & program practices unit. The current level of commercial insurance premium rates is expected to continue for the remainder of 2001. For the first six months of 2001, underlying revenue grew 9% over the same period of 2000.

Expense
Expenses for risk and insurance services increased 5% for the second quarter and 3% for the first six months of 2001 compared to the same periods of 2000. Excluding the effect of items such as acquisitions and foreign exchange, expenses increased approximately 8% from the second quarter of 2000 primarily reflecting costs associated with a higher volume of business, partially offset by the realization of net integration savings related to the Sedgwick transaction. For the six months, expenses for risk and insurance services, excluding items such as acquisitions and the effect of foreign exchange, rose approximately 6%.

Investment Management
-------------------------------------------------------------------------------
                                        Second Quarter            Six Months
                                     ------------------      -------------------
(In millions of dollars)               2001       2000        2001         2000
-------------------------------------------------------------------------------
Revenue                              $  696      $  788      $1,386      $1,639
Expense                                 489         536         962       1,128
                                     ------      ------      ------      ------
Operating Income                     $  207      $  252      $  424      $  511
                                     ======      ======      ======      ======
Operating Income Margin                29.7%       32.0%       30.6%       31.2%
                                     ======      ======      ======      ======
-------------------------------------------------------------------------------


Revenue
Putnam's revenue decreased 12% compared with the second quarter of 2000, reflecting a decline in the level of average assets under management on which management fees are earned partially offset by the recognition of equity earnings associated with the Thomas H. Lee investment. Assets under management averaged $340 billion in the second quarter of 2001, a 14% decline from the $394 billion managed in the second quarter of 2000. Assets under management aggregated $339 billion at June 30, 2001 compared with $407 billion at June 30, 2000 and $321 billion at March 31, 2001. The increase from the end of the first quarter reflects $5 billion of net new fund sales including reinvested dividends and additional institutional investments plus a $13 billion increase resulting from an increase in equity market levels during the quarter. Revenue for Putnam decreased 15% for the first six months of 2001 compared with the same period of 2000, largely as a result of lower average assets under management.

Expense
Putnam's expenses decreased 9% in the second quarter of 2001 from the same period of 2000 and 15% in the first six months of 2001 compared to 2000, primarily due to lower incentive compensation reflecting the current operating environment, partially offset by severance costs.



Quarter-end and average assets under management are presented below:

--------------------------------------------------------------------------------

(In billions of dollars)                                    2001            2000
--------------------------------------------------------------------------------
Mutual Funds:
Growth Equity                                               $ 76            $149
Core Equity                                                   64              52
Value Equity                                                  55              55
Fixed Income                                                  47              46
--------------------------------------------------------------------------------
                                                             242             302
--------------------------------------------------------------------------------
Institutional Accounts:
Growth Equity                                                 28              37
Core Equity                                                   46              42
Value Equity                                                   7               6
Fixed Income                                                  16              20
--------------------------------------------------------------------------------
                                                              97             105
--------------------------------------------------------------------------------
Quarter-end Assets                                          $339            $407
--------------------------------------------------------------------------------
Assets from Non-US Investors                                $ 29            $ 30
--------------------------------------------------------------------------------
Average Assets                                              $340            $394
--------------------------------------------------------------------------------

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets were volatile throughout 2000 and during the first half of 2001, recording declines after several years of substantial growth. This volatility contributed to the fluctuations in assets under management and, accordingly, to the decline in revenue. A continued decline in general market levels could lead to further declines in revenue. Items affecting revenue also include, but are not limited to, investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and equity earnings associated with THL investments. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

At the end of the second quarter, assets held in equity securities represented 81% of assets under management, compared with 84% at June 30, 2000, while investments in fixed income products represented 19%, compared with 16% at June 30, 2000.



Consulting
--------------------------------------------------------------------------------
                                         Second Quarter          Six Months
                                      ------------------     -------------------
(In millions of dollars)               2001         2000       2001         2000
--------------------------------------------------------------------------------

Revenue                              $  558      $  538      $1,108      $1,058
Expense                                 467         452         947         909
                                     ------      ------      ------      ------
Operating Income                     $   91      $   86      $  161      $  149
                                     ======      ======      ======      ======
Operating Income Margin                16.3%       16.0%       14.5%       14.1%
                                     ======      ======      ======      ======
--------------------------------------------------------------------------------


Revenue
Consulting services revenue increased 4% in the second quarter of 2001 compared with the same period of 2000 primarily reflecting increased levels of services provided by its retirement consulting practice. On a comparable basis, underlying consulting revenue increased 6% in the second quarter and six months of 2001. Retirement consulting revenue, which represented 42% of the consulting segment, grew 12% in the second quarter primarily due to increased services provided. In addition, underlying revenue rose 16% in health and group benefits consulting, 2% in compensation and communications consulting, and 24% in economic consulting primarily due to a higher volume of business in these practice lines during the second quarter of 2001. Revenue in general management consulting declined by 23% from the second quarter of 2000.

Expense
Consulting services expenses increased 3% in 2001 compared with the second quarter of 2000. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, expenses increased approximately 6% for both the three months and six months of 2001 reflecting the effect of staff growth offset, in part, by lower discretionary spending.

Corporate Expenses
Corporate expenses decreased to $30 million in the second quarter of 2001 from $33 million in 2000 primarily due to nonrecurring costs incurred in 2000 associated with certain corporate initiatives as well as non-recurring consulting fees related to the integration of Sedgwick.

Interest
Interest income earned on corporate funds amounted to $7 million in the second quarter of 2001, as compared to $6 million in the second quarter of 2000. Interest expense of $56 million decreased from $68 million in the second quarter of 2000 primarily due to a reduction of approximately $120 million in average outstanding debt in 2001 and a reduction in the average interest rate primarily related to commercial paper borrowings compared with the second quarter of 2000.


Income Taxes
MMC's consolidated tax rate was 37.5% of income before income taxes in the second quarter and first half of 2001 compared with 37.8% in the second quarter and 38.8% for the first six months of 2000. The reduction in the tax rate for the six months primarily reflects lower state and non-U.S. taxes from implementing tax efficient structures worldwide.

Liquidity and Capital Resources
MMC anticipates that internally generated funds will be sufficient to meet its foreseeable recurring operating cash requirements as well as dividends, capital expenditures and scheduled repayments of long-term debt.

MMC generated $304 million of cash from operations for the six months ended June 30, 2001 compared with $316 million for the same period in 2000. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes.

Included in the cash flows from operations are the net cash requirements related to integration payments. Cash outlays of $55 million and $103 million were made in the first six months of 2001 and 2000, respectively.

MMC's cash and cash equivalents aggregated $402 million on June 30, 2001, an increase of $162 million from the end of 2000.

During the first half of 2001, commercial paper borrowings increased $796 million relating to certain investments and seasonal demands related to incentive compensation payments. In January 2001, $286 million was used to purchase a minority investment in Gruppo Bipop-Carire S.p.A.

During the first half of 2001, MMC repurchased approximately 3.2 million shares of its common stock with a cash outlay of approximately $308 million.

MMC's additions to fixed assets and capitalized software, which amounted to $224 million in the first six months of 2001 and $236 million during the same period last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

In the second quarter of 2001, MMC sold certain of its London properties and simultaneously entered into a leaseback arrangement for a significant portion of the properties. Total proceeds of approximately $135 million were received by the Company

MMC has committed to potential future investments of approximately $625 million in connection with various MMC Capital funds and other MMC investments.
Approximately $150 million is expected to be invested during the remainder of 2001. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

As further explained in Note 8 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the Personal Investment Authority. At current rates of exchange, the contingent exposure for pension redress and related cost is presently estimated to be approximately $245 million, of which $225 million is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements. The timing of payments relating to the pension review process cannot be predicted with certainty; however, payments net of anticipated insurance recoveries were approximately $90 million in 2000, and $80 million during the first six months of 2001, with $20 million, anticipated to be paid over the next twelve months. These payments are reflected in other liabilities in the Consolidated Statements of Cash Flows.

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

Other
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16 "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. Starting January 1, 2002, MMC will cease the amortization of goodwill that was recorded in past business combinations as required by SFAS No. 142. The full impact of applying this standard is yet to be determined, however, the elimination of amortization expense on goodwill is expected to increase reported annual earnings for MMC by at least $0.40 per share beginning in 2002.


                           PART II, OTHER INFORMATION
                           --------------------------

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                  JUNE 30, 2001



Item 4.               Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Stockholders of MMC was held on May 17, 2001. Represented at the Meeting, at which stockholders took the following actions, were 232,773,947 shares or 85 percent of MMC's 273,879,139 shares of common stock outstanding and entitled to vote:

               1. MMC's stockholders elected the four director nominees named below with each receiving the following votes:


                                            Number of        Number of Shares
                                         Shares Voted For  Voted to be Withheld
                                         ----------------  --------------------

              Lewis W. Bernard             228,732,848           4,041,099
                                           -----------         -----------
              Mathis Cabiallavetta         210,950,220          21,823,727
                                           -----------         -----------
              Robert F. Erburu             228,384,074           4,389,873
                                           -----------         -----------
              Ray J. Groves                228,774,863           3,999,084
                                           -----------         -----------


               2. Deloitte & Touche LLP was ratified as MMC's independent public accountants for the year ending December 31, 2001 with a favorable vote of 230,573,316 of the shares represented (1,264,890 against and 935,741 abstaining).


Item 6.        Exhibits and Reports on Form 8-K.


               (a)  Exhibits.

                       10. Renewal of Consulting Agreement between A.J.C. Smith and MMC dated as of May 24, 2001.


                       12. Statement Re: Computation of Ratio of Earnings to Fixed Charges.


               (b)  Reports on Form 8-K.

                    A Current  Report on Form 8-K dated  April 6, 2001 was filed
                    by  the   registrant  in  order  to  make  a  Regulation  FD
                    disclosure.



                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th day of August, 2001 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.


                                                MARSH & McLENNAN COMPANIES, INC.



                                                /s/ Sandra S. Wijnberg
                                                --------------------------------
                                                Senior Vice President and
                                                Chief Financial Officer