Form 10-Q
period 2001-09-30
MARSH & MCLENNAN COMPANIES INC
filed 2001-11-14
CIK 62709

================================================================================


--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For the quarter ended September 30, 2001



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

     As of October 31, 2001 there were outstanding 274,644,046 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================

--------------------------------------------------------------------------------

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


     Marsh & McLennan Companies, Inc. and its subsidiaries ("MMC") and its representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenue and expenses, cash flow, capital structure, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts'reports and opinions, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial loss from the September 11th attack on the World Trade Center or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance services business are changes in competitive conditions, movements in premium rate levels and other changes in the global property and casualty insurance markets, the impact of terrorist attacks, natural catastrophes and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets and the level of sales and redemptions; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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

                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    -------------------     -------------------
                                     2001         2000       2001         2000
                                    -----        ------     ------       ------

Revenue                             $ 2,371     $ 2,535     $ 7,470     $ 7,681

Expense                               2,059(a)    2,009       5,987(a)    6,022
                                    -------     -------     -------     -------

Operating Income                        312         526       1,483       1,659

Interest Income                           6           7          18          18

Interest Expense                        (46)        (63)       (154)       (191)
                                    -------     -------     -------     -------

Income Before Income Taxes
  And Minority Interest                 272         470       1,347       1,486

Income Taxes                            100         182         503         576

Minority Interest                         4           6          14          15
                                    -------     -------     -------     -------

Net Income                          $   168     $   282     $   830     $   895
                                    =======     =======     =======     =======

Basic Net Income
 Per Share                          $  0.62     $  1.04     $  3.02     $  3.32
                                    =======     =======     =======     =======

Diluted Net Income
 Per Share                          $  0.58     $   .97     $  2.87     $  3.12
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Basic                    274         272         275         270
                                    =======     =======     =======     =======

Average Number of Shares
 Outstanding - Diluted                  284         286         286         283
                                    =======     =======     =======     =======

Dividends Declared                  $  0.53     $   .50     $  1.56     $  1.45
                                    =======     =======     =======     =======

(a) 2001 expenses include charges of $173 related to September 11, see note 8.

See notes to consolidated financial statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)




                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   ------------
ASSETS

Current assets:

Cash and cash equivalents                               $    600       $    240
                                                        --------       --------

Receivables-
  Commissions and fees                                     2,248          2,370
  Advanced premiums and claims                               237            270
  Other receivables                                          379            307
                                                        --------       --------
                                                           2,864          2,947

  Less-allowance for doubtful accounts and cancellations    (134)          (135)
                                                        --------       --------
  Net receivables                                          2,730          2,812
                                                        --------       --------
Prepaid dealer commissions -
  current portion                                            320            362
Other current assets                                         266            225
                                                        --------       --------
    Total current assets                                   3,916          3,639

Intangible assets                                          5,363          5,476

Fixed assets, net                                          1,222          1,360
(net of accumulated depreciation and
 amortization of $1,007 at September 30, 2001
 and $961 at December 31, 2000)

Long-term investments                                        651            976
Prepaid dealer commissions                                   600            762
Other assets                                               1,691          1,556
                                                        --------       --------

                                                        $ 13,443       $ 13,769
                                                        ========       ========

See notes to consolidated financial statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $  1,011      $    337
Accounts payable and accrued liabilities                    1,559         1,964
Accrued compensation and employee benefits                    836         1,388
Accrued income taxes                                          500           291
Dividends payable                                             147           139
                                                         --------      --------
  Total current liabilities                                 4,053         4,119
                                                         --------      --------

Fiduciary liabilities                                       3,520         3,627
Less - cash and investments held in
       a fiduciary capacity                                (3,520)       (3,627)
                                                         --------      --------
                                                               --            --

Long-term debt                                              2,346         2,347
                                                         --------      --------
Other liabilities                                           1,949         2,075
                                                         --------      --------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                --            --
Common stock, $1 par value, authorized
 800,000,000 shares, issued 280,320,820
  shares at  September 30, 2001 and 278,379,359
  at December 31, 2000                                        280           278
Additional paid-in capital                                  1,987         1,918
Retained earnings                                           3,724         3,323
Accumulated other comprehensive loss                         (405)         (149)
                                                         --------      --------
                                                            5,586         5,370
Less - treasury shares, at cost,
 6,062,145 shares at September 30, 2001 and
 2,352,046 shares at December 31, 2000                       (491)         (142)
                                                         --------      --------
 Total stockholders' equity                                 5,095         5,228
                                                         --------      --------
                                                         $ 13,443      $ 13,769
                                                         ========      ========

See notes to consolidated financial statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                                2001       2000
                                                               -----      -----
Operating cash flows:
Net income                                                      $ 830     $ 895
   Adjustments to reconcile net income to
    cash used for operations:
   Depreciation of fixed assets and capitalized software          248       225
   Amortization of intangible assets                              145       134
   Provision for deferred income taxes                             (5)      217
   Integration related payments                                   (69)     (136)
   Prepaid dealer commissions                                     204       (89)
   Net receivables                                                 82      (508)
   Other current assets                                            12         1
   Accounts payable and accrued liabilities                        55       179
   Accrued compensation and employee benefits                    (552)      (36)
   Accrued income taxes                                           189        92
   Other liabilities                                             (128)      (62)
   Effect of exchange rate changes                                (25)      (10)
   Other, net                                                    (114)      (92)
                                                                -----     -----
   Net cash generated from operations                             872       810
                                                                -----     -----

Financing cash flows:
Net increase (decrease) in commercial paper                       675      (254)
Other borrowings                                                   24        67
Other repayments of debt                                          (27)     (168)
Purchase of treasury shares                                      (590)       --
Issuance of common stock                                          312       304
Dividends paid                                                   (421)     (376)
                                                                -----     -----
   Net cash provided by financing activities                      (27)     (427)
                                                                -----     -----

Investing cash flows:
Additions to fixed assets and capitalized software               (324)     (352)
Proceeds from sale of businesses                                   --        33
Acquisitions                                                      (53)      (83)
Other, net                                                       (117)      (47)
                                                                -----     -----
   Net cash used for investing activities                        (494)     (449)
                                                                -----     -----

Effect of exchange rate changes on cash
 and cash equivalents                                               9       (21)
                                                                -----     -----

Increase in cash & cash equivalents                               360       (87)
Cash & cash equivalents at beginning of period                    240       428
                                                                -----     -----
Cash & cash equivalents at end of period                        $ 600     $ 341
                                                                =====     =====

See notes to consolidated financial statements.

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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine-month periods ended September 30, 2001 and 2000. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3.      Fiduciary Assets and Liabilities

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters; MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $135 million and $142 million for the nine months ended September 30, 2001 and 2000, respectively.

     Net uncollected premiums and claims and the related payables amounting to $9.9 billion at September 30, 2001 and $10.8 billion at December 31, 2000, are not included in the accompanying Consolidated Balance Sheets.

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

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2001 and 2000.

(In millions of dollars)
----------------------
                                   Three Months Ended         Nine Months Ended
                                      September 30,              September 30,
                                     ---------------           -----------------
                                      2001      2000             2001      2000
                                     -----     -----           ------     -----

Net income                           $ 168     $ 282             $ 830     $ 895
Less:  Potential minority
  interest associated
  with Putnam Equity
  Partnership Plan                      (2)       (5)              (8)      (14)
                                     -----     -----             -----     -----

Net income for diluted
  earnings per share                 $ 166     $ 277             $ 822     $ 881
                                     =====     =====             =====     =====

Basic weighted average
 common shares outstanding             274       272               275       270
Dilutive effect of potentially
  issuable common shares                10        14                11        13
                                     -----     -----             -----     -----
Diluted weighted average
 common shares outstanding             284       286               286       283
                                     =====     =====             =====     =====

5.      Comprehensive Income

        The components of comprehensive income for the nine-month periods ended September 30, 2001 and 2000 are as follows:

(In millions of dollars)
 ----------------------
                                                        2001              2000
                                                        ----              ----
Foreign currency translation adjustments               $ (34)         $  (142)
Unrealized investment holding (losses) gains,
  net of income taxes                                   (165)             109
Less:  Reclassification adjustment for gains
  included in net income, net of income taxes            (57)             (54)
                                                      ------          -------
Other comprehensive loss                                (256)             (87)
Net income                                               830              895
                                                       -----          -------
Comprehensive income                                    $574            $ 808
                                                        ====            =====


6.      Supplemental Disclosure to the Consolidated Statements of Cash Flows

        The following schedule provides additional information concerning interest and income taxes paid:
                                                   Nine Months Ended
                                                      September 30,
 (In millions of dollars)                               2001              2000
 ------------------------                               ----              ----
 Interest paid                                          $150              $172
 Income taxes paid                                      $169              $206

     In the first quarter of 2001, MMC settled its $286 million commitment to purchase a minority investment in Gruppo Bipop-Carire S.p.A., which had been recorded as a liability in accounts payable and accrued liabilities, and is reflected in "other, net" in investing cash flows.

     In the second quarter of 2001, MMC sold certain of its London properties and simultaneously entered into a leaseback arrangement for a significant portion of the properties. Total proceeds of approximately $135 million, which exceeded the net book value of the properties by approximately $29 million, were received by the Company and are included in "other, net" in investing cash flows. A substantial portion of this excess was deferred and will be amortized over the lease period.

7      Dispositions and Integration Costs

     Dispositions: As part of the 1998 combination with Sedgwick Group, plc ("Sedgwick"), MMC acquired several businesses that it intended to sell, including insurance underwriting operations already in run-off and consulting businesses not compatible with its existing operations. During the first quarter of 2000, MMC sold one of these businesses for $33 million which approximated its carrying value. In third quarter 2001, MMC disposed of one of these businesses for $0.5 million. No gain or loss was realized on the disposal. The net liabilities of businesses to be disposed are reflected at their estimated realizable value of $103 million and $119 million at September 30, 2001 and December 31, 2000, respectively, and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet. Agreements have been reached to dispose of the remainder of these operations pending regulatory approval.

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


The utilization of these charges is summarized as follows:

                                                  Utilized  Utilized   Balance
                                          Initial    and     in nine   Sept. 30,
(In millions of dollars)                  Balance  changes     mos.      2001
                                                     in        2001
                                                  estimates
                                                   through
                                                    2000
1999 Sedgwick Plan:
Termination payments to employees          $ 183    $(160)     $ (23)   $-
Other employee-related costs                   5       (5)        --         --
Future rent under noncancelable leases        48      (20)        (7)        21
Leasehold termination and related costs       49      (22)        (2)        25
----------------------------------------   ------  ------      -----     -------
                                           $ 285    $(207)     $ (32)   $    46
----------------------------------------   -----    -----       -----    -------

Number of employee terminations            2,400   (2,400)         --        --
Number of office consolidations              125     (116)        (2)         7



                                                  Utilized  Utilized   Balance
                                          Initial    and     in nine   Sept. 30,
(In millions of dollars)                  Balance  changes     mos.      2001
                                                     in        2001
                                                  estimates
                                                   through
                                                     2000
1999 MMC Plan:
Termination payments to employees        $   194    $ (140)   $  (30)   $    24
Future rent under noncancelable leases        31       (12)       (4)        15
Leasehold termination and related costs       16       (10)       (3)         3
Other integration related costs               25       (25)       --         --
---------------------------------------  -------    -------    ------    -------
                                         $   266    $ (187)   $  (37)   $    42
---------------------------------------  -------    -------    ------    -------

Number of employee terminations            2,100    (2,100)       --         --
Number of office consolidations               50       (44)       (5)         1
---------------------------------------  -------    -------    ------    -------

     The actions contemplated by these plans are substantially complete. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements, are expected to be paid over several years.

8.Charges related to September 11

     MMC was directly impacted by the September 11, 2001 terrorist attacks. As a result of the destruction of the World Trade Center ("WTC"), 295 MMC colleagues were lost.

     MMC occupied fifteen floors in the two towers of the WTC, with approximately 1,900 employees and outside consultants of its total worldwide workforce of 57,000 at that location. The Risk and Insurance Services segment was the most directly impacted. Information technology and finance support for the insurance broking unit, and the headquarters for the reinsurance broking unit were located in the WTC. A small number of Consulting colleagues were also at that location. A long-standing disaster recovery plan was successfully implemented, and all critical business functions and systems were recovered and are operational. Employees have been relocated to various sites in midtown Manhattan and the New York metropolitan area.

     Pretax charges related to September 11 of $173 million were recorded in the third quarter of 2001. The charges include services and benefits provided to victims' families and to employees of $55 million, asset write-offs and impairments of $32 million, compensation costs associated with business disruption of $25 million and restructuring charges of $61 million which are discussed below. The charges are net of insurance recoveries of $126 million, which have been recorded in the financial statements as of September 30, 2001. Charges related to September 11 decreased diluted net income per share by $0.38 for the quarter and nine months ended September 30, 2001.

     As a result of weakening business conditions, which accelerated after the September 11 attacks, MMC implemented a plan to reduce staff and consolidate office locations, primarily in its consulting business. The cost of this plan amounted to $61 million. The utilization of these charges is summarized as follows:

                                          Initial                       Balance
(In millions of dollars)                  Balance        Utilized       Sept.30,
                                                                          2001
                                         --------       ---------       --------
Termination payments to employees            $44            (4)          $  40
Future rent under noncancelable leases        17            --              17
                                         -------        ---------        -------
                                             $61            (4)          $  57

Number of employee terminations              747          (201)            546
Number of office consolidations                9            --               9

     As of September 30, 2001, the actions contemplated by this plan were in progress, and the remaining actions are expected to be substantially completed by December 31, 2001. Some accruals, primarily future rent under noncancelable leases (net of anticipated sublease income), are expected to be paid over several years.

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

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. As of September 30, 2001, settlements and related costs previously paid amount to approximately $315 million, of which approximately $44 million is due from or has been paid by insurers. The remaining contingent exposure of Sedgwick for pension redress and related costs is estimated to be $130 million, essentially all of which is expected to be recovered from insurers.

     Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. The contingent exposure of the present and former non-Sedgwick subsidiaries of MMC for pension redress and related costs is estimated to be approximately $75 million, essentially all of which is expected to be recovered from insurers. As of September 30, 2001, net settlements and related costs previously paid total approximately $55 million.

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

10.     Financial Instruments

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

11.   Segment Information

     MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the nine-month periods ended September 30, 2001 and 2000 follow:


(In millions of dollars)
                                      Revenue                      Segment
                                   from External                  Operating
                                     Customers                      Income
                                   -------------                 -----------
2001-
Risk and Insurance Services            $3,824 (a)                   $   874
Investment Management                   2,002                           613
Consulting                              1,644                           242
                                        -----                       -------
                                       $7,470                        $1,729 (b)
                                       ======                        =======
2000-
Risk and Insurance Services            $3,581 (a)                   $   727
Investment Management                   2,502                           782
Consulting                              1,598                           233
                                       -------                       -------
                                       $7,681                        $1,742 (b)
                                       ======                        ======

     (a) Includes interest income on fiduciary funds ($135 million in 2001 and $142 million in 2000).

     (b) A reconciliation of the total segment operating income to income before income taxes in the consolidated financial statements is as follows:

(In millions of dollars)
 ----------------------
                                               2001                   2000
                                              ------                 -------

Total segment operating income                $1,729                 $1,742
Charges related to September 11                 (173)                    --
Corporate expense                                (87)                   (98)
Reclassification of minority interest             14                     15
                                              -------                -------
       Operating income                        1,483                  1,659
Interest income                                   18                     18
Interest expense                                (154)                  (191)
                                              --------               -------
Total income before income taxes and
         minority interest                    $1,347                 $1,486
                                              ======                 ======

12.   New Accounting Pronouncements

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting for standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of applying these standards is yet to be determined.

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             Third Quarter and Nine Months Ended September 30, 2001

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

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest, but before charges related to September 11.

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

The consolidated results of operations follow:

                                     Third Quarter             Nine Months
                                  ------------------        -----------------
(In millions of dollars)           2001         2000         2001        2000

Revenue:
Risk and Insurance Services       $1,219       $1,132       $3,824      $3,581
Investment Management                616          863        2,002       2,502
Consulting                           536          540        1,644       1,598
                                  ------       ------       ------      ------
                                   2,371        2,535        7,470       7,681
                                  ------       ------       ------      ------
Expense:
Compensation and Benefits          1,184        1,267        3,622       3,782
Amortization of Intangibles           48           46          145         134
Other Operating Expenses             654          696        2,047       2,106
Charges related to September 11      173           --          173         --
                                  ------      -- ----       ------      ------
                                   2,059        2,009        5,987       6,022
                                  ------       ------       ------      ------

Operating Income                  $  312       $  526       $1,483      $1,659
                                  ======       ======       ======      ======
Operating Income Margin             13.2%       20.7%        19.9%       21.6%
                                  ======       ======       ======      ======


     Minority interest recorded in other operating expenses in 2000 has been reclassified to be consistent with the 2001 presentation.

     Consolidated Results Revenue, derived mainly from commissions and fees, declined 6% from the third quarter of 2000 and decreased 3% for the nine months. This resulted largely from a decline in revenue in the investment management segment due to lower assets under management on which fees are earned, offset by a higher volume of business in the risk and insurance services segment.

     On a consolidated basis, underlying revenue, which excludes the effect of items such as foreign exchange, acquisitions and dispositions, declined approximately 5% from the third quarter of 2000. The risk and insurance services segment experienced underlying revenue growth of approximately 10% primarily due to the effect of higher commercial insurance premium rates and net new business development. Consulting revenue grew 1% for the quarter due to a higher volume of business in the retirement practice offset by a decline in the compensation and communications consulting and general management consulting practices. Revenue decreased 29% in the investment management segment as average assets under management decreased 23% from the prior year. For the nine months, consolidated underlying revenue declined approximately 1%.

     Operating expenses, excluding the effect of items such as foreign exchange, acquisitions and dispositions, and charges related to September 11, decreased approximately 4% in the third quarter of 2001 primarily due to significantly lower incentive compensation in the investment management segment and a reduction in discretionary expenses in all segments, partially offset by expenses associated with a higher volume of business in the risk and insurance services segment. Expenses were also reduced by the realization of incremental net integration savings related to the Sedgwick Group plc ("Sedgwick") transaction. Underlying expenses declined 1% for the first nine months of 2001 compared with the same period of 2000.

     MMC was directly and profoundly impacted by the September 11, 2001 terrorist attacks. As a result of the destruction of the World Trade Center ("WTC"), 295 MMC colleagues were lost.

     MMC occupied a combined total of fifteen floors in the two towers of the WTC, that housed approximately 1,900 employees and outside consultants. The risk and insurance services segment was the most directly impacted by this event. The WTC housed the center for information technology and finance support of Marsh, where most of the lost colleagues were employed. The WTC also served as the headquarters for Guy Carpenter, MMC's reinsurance intermediary. Employees have been relocated to various sites in midtown Manhattan and the New York metropolitan area. In addition, certain support functions previously performed in the WTC have been distributed among regional processing centers throughout the United States. A small number of colleagues from the consulting business were located at the WTC, all of whom have been relocated to other sites. Boston-based Putnam Investments, MMC's investment management subsidiary, suffered disruptions due to building evacuations and the closing of the equity markets. MMC successfully implemented long-standing disaster recovery plans. All critical business functions and systems have been recovered and are operational.

     In the third quarter of 2001, MMC recorded pretax charges of $173 million, net of insurance recoveries, related to the events of September 11 and the subsequent impact on business conditions. The impact of these costs, net of taxes, was a reduction in EPS of $.38 for the quarter and nine months ended September 30, 2001. Services and benefits provided to victims' families and employees, such as salary and benefit continuance, counseling and a commitment to the MMC Victims Relief Fund, make up $55 million of the charges. Write-off or impairments of intangibles and other non-cash assets were $32 million and charges related to disruption of business operations amounted to $25 million. As a result of weakening business conditions, which were exacerbated by the events of September 11, a charge of $61 million was recorded to provide for planned staff reductions and office consolidations, primarily in the consulting segment. The charge is comprised of $44 million for severance and related benefits affecting approximately 750 people and $17 million for future rent under non-cancelable leases. Actions under the plan are expected to be substantially completed by December 31, 2001. Utilization of these charges is summarized in
Note 8 to the consolidated financial statements.

Risk and Insurance Services

                                Third Quarter                Nine Months
                            --------------------        ----------------------
(In millions of dollars)      2001          2000          2001          2000

Revenue                      $1,219        $1,132       $3,824         $3,581
Expense                         979 (a)       933        2,950 (a)      2,854
                           --------      --------      -------         -------
Operating Income            $   240       $   199       $  874         $  727
                            =======       =======       ======         ======
Operating Income Margin       19.7%          17.6%        22.9%          20.3%
                            ======         ======       ======         ======


(a) Excludes charges related to September 11.

     Revenue for the risk and insurance services segment grew 8% over the third quarter of 2000. On a comparable basis, underlying revenue for risk and insurance services operations rose approximately 10% primarily reflecting the effect of net new business and higher commercial insurance premium rates. Insurance broking and risk management revenue, which represented approximately 71% of risk and insurance services, grew approximately 8% over the third quarter of 2000. In addition, revenue grew 24% in the reinsurance operation and 6% in the consumer and program practices unit. Over the last 18 months, the transfer of commercial risk has become more difficult and more expensive for clients. The terrorist attacks have accelerated these trends. Insurance industry losses will be felt across multiple product lines, most acutely in commercial property. Clients now face a more difficult marketplace as insurance and reinsurance markets worldwide tighten, capacity is reduced and rates increase. The size of the increases varies according to product line and clients' loss experience and reflects a marketplace that is changing daily as the January 2002 renewals begin. For the first nine months of 2001, underlying revenue grew 10% over the same period of 2000.

     Expenses for risk and insurance services increased 5% for the third quarter and 3% for the first nine months of 2001 compared to the same periods of 2000. Excluding the effect of items such as acquisitions and foreign exchange, expenses increased approximately 8% from the third quarter of 2000 primarily reflecting costs associated with a higher volume of business, partially offset by the realization of net integration savings related to the Sedgwick transaction. For the nine months, expenses for risk and insurance services, excluding items such as acquisitions and the effect of foreign exchange and charges related to September 11, rose approximately 7%.

The events of September 11 resulted in significant disruption of business in Marsh, which was directly impacted. The effect on revenue cannot be quantified. Significant resources were dedicated to recovery of business operations, and providing assistance to victims' families. Compensation and benefit costs of $15 million related to employees who were unable to report to work or were involved directly in the recovery efforts have been recorded as part of the charges related to September 11 and are not included in the segment's operating expenses.

Investment Management

                                  Third Quarter              Nine Months
                               -------------------      -------------------
(In millions of dollars)         2001        2000         2001        2000

Revenue                        $  616      $  863       $2,002       $2,502
Expense                           427 (a)     592        1,389 (a)    1,720
                               -------     -------      -------     -------
Operating Income               $  189      $  271       $  613       $  782
                               ======      ======       =======     =======
Operating Income Margin          30.7%       31.4%        30.6%       31.3%
                                =====       =====        ======       =====


(a) Excludes charges related to September 11.

     Putnam's revenue decreased 29% compared with the third quarter of 2000, reflecting a decline in the level of average assets under management on which management fees are earned and lower equity earnings on its Thomas H. Lee investment. Assets under management averaged $316 billion in the third quarter of 2001, a 23% decline from the $412 billion managed in the third quarter of 2000. Assets under management were $286 billion at September 30, 2001 compared with $406 billion at September 30, 2000 and $339 billion at June 30, 2001. The decrease from the end of the second quarter reflects net redemptions of $3 billion plus a $50 billion decrease resulting from a decline in equity market levels during the quarter. Revenue for Putnam decreased 20% for the first nine months of 2001 compared with the same period of 2000, largely as a result of lower average assets under management.

     Putnam's expenses decreased 28% in the third quarter of 2001 from the same period of 2000 and 19% in the first nine months of 2001 compared to 2000, primarily due to lower incentive compensation reflecting the current operating environment.

     The events of September 11 resulted in disruption of business operations throughout MMC. Significant resources were dedicated to the recovery efforts of the risk and insurance services segment, particularly related to information technology. Compensation and benefit costs of $6 million related to the recovery efforts have been recorded as part of the charges related to September 11 and are not included in the segment's operating expenses.



Quarter-end and average assets under management are presented below:


(In billions of dollars)                                     2001     2000
                                                            ------   ------
Mutual Funds:
Growth Equity                                                $ 55     $142
Core Equity                                                    51       59
Value Equity                                                   49       57
Fixed Income                                                   48       45
                                                             ----     ----
                                                              203      303

Institutional Accounts:
Growth Equity                                                  20       39
Core Equity                                                    41       42
Value Equity                                                    6        5
Fixed Income                                                   16       17
                                                             ----     ----
                                                               83      103
                                                             ----     ----
Quarter-end Assets                                           $286     $406
                                                             ----     ----
Assets from Non-US Investors                                 $ 26     $ 30
                                                             ----     ----
Average Assets                                               $316     $412
                                                             ----     ----

     Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

     At the end of the third quarter, assets held in equity securities represented 78% of assets under management, compared with 85% at September 30, 2000, while investments in fixed income products represented 22%, compared with 15% at September 30, 2000.

     Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets were volatile throughout 2000 and during the first nine months of 2001, recording declines after several years of substantial growth. This volatility contributed to the fluctuations in assets under management and, accordingly, to the decline in revenue. A continued decline in general market levels could lead to further declines in revenue. Items affecting revenue also include, but are not limited to, investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

Consulting
                                   Third Quarter               Nine Months
                                ------------------         ------------------
(In millions of dollars)         2001        2000          2001        2000


Revenue                         $  536       $  540       $1,644      $1,598
Expense                            455 (a)      456        1,402 (a)   1,365
                                -------      -------      -------     -------
Operating Income               $    81      $    84       $  242      $  233
                                =======      =======      ======      ======
Operating Income Margin           15.1%        15.6%        14.7%       14.6%
                                 =====        =====       ======      ======


(a)  Excludes charges related to September 11.

     Consulting services revenue declined 1% in the third quarter of 2001 compared with the same period of 2000. On a comparable basis, underlying consulting revenue increased 1% in the third quarter and 5% for the first nine months of 2001. Retirement consulting revenue, which represented 43% of the consulting segment, grew 10% in the third quarter primarily due to increased services provided. In addition, underlying revenue rose 5% in health and group benefits consulting, 15% in organizational change practices and 13% in economic consulting primarily due to a higher volume of business in these practice lines during the third quarter of 2001, offset by a 10% decline in compensation and communications consulting. Revenue in general management consulting declined by 25% from the third quarter of 2000 due to lack of demand for these services.

     Consulting services expenses were relatively unchanged in the third quarter of 2001 compared with the third quarter of 2000. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, expenses increased approximately 4% for the third quarter and 5% for the first nine months of 2001 reflecting the effect of staff increases in the growing practices, principally outside the United States, offset in part, by lower discretionary spending. As mentioned in the general section of this Management Discussion and Analysis, Mercer has taken action to adjust its staffing levels to the current business environment.

     The events of September 11 resulted in disruption of business operations throughout MMC. The effect on revenue for Mercer cannot be quantified. Resources were devoted to the recovery of operations. Compensation and benefit costs of $3 million related to the recovery efforts have been recorded as part of the charges related to September 11 and are not included in the segment's operating expenses.

Corporate Expenses

     Corporate expenses decreased to $29 million in the third quarter of 2001 from $34 million in 2000 primarily due to nonrecurring costs incurred in 2000 associated with certain corporate initiatives as well as nonrecurring consulting fees related to the integration of Sedgwick. Compensation and benefit costs of $1 million related to the recovery efforts have been recorded as part of the charges related to September 11 and are not included in the corporate expenses. Expenses for the nine months ended September 30 decreased 3% compared to the same period in 2000.

Interest

     Interest income earned on corporate funds amounted to $6 million in the third quarter of 2001, as compared to $7 million in the third quarter of 2000. Interest expense of $46 million decreased from $63 million in the third quarter of 2000 due to a decrease in the average interest rate primarily related to commercial paper borrowings compared with the third quarter of 2000.

Income Taxes

     MMC's consolidated tax rate was 36.8% of income before income taxes and minority interest in the third quarter and 37.4% for the nine months of 2001 compared with 38.75% in the third quarter and in the first nine months of 2000. The consolidated tax rate was 37.5% for the quarter and nine months of 2001 excluding the impact of charges related to September 11. The reduction in the tax rate for the nine months primarily reflects lower state and non-U.S. taxes from implementing tax efficient structures worldwide.

Liquidity and Capital Resources

     MMC anticipates that internally generated funds will be sufficient to meet its foreseeable recurring operating cash requirements as well as dividends, capital expenditures and scheduled repayments of long-term debt.

     MMC generated $872 million of cash from operations for the nine months ended September 30, 2001 compared with $810 million for the same period in 2000. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes.

     MMC's cash and cash equivalents aggregated $600 million on September 30, 2001, an increase of $360 million from the end of 2000.

     As a result of the events of September 11 and the subsequent business environment, MMC recorded a pretax charge of $173 million. The net charges include non-cash asset impairments of approximately $32 million and restructuring costs of $61 million. The impact of the events of September 11 on MMC's cash flow after the effect of insurance recoveries and taxes has not been significant. MMC will continue to incur expenses related to recovery from the disaster, but does not expect any material uninsured cash outflow related to this event in excess of the charges recognized in the financial statements at September 30, 2001. Recoveries under certain provisions of MMC's insurance policies are contingent upon the occurrence of future events. Such provisions include replacement value coverage of fixed assets and leasehold improvements, which is contingent on actual replacement of the lost assets and reimbursement of incremental rent cost for replacement office facilities, which is contingent upon acquiring the new leasehold interest. Such recoveries will not be recorded in the financial statements until all contingencies have been satisfied and the amount can be reasonably estimated. Insurance recoveries of $126 million have been recorded in the financial statements to date. Additional recoveries under these policy provisions are expected to be significant.

     During the first nine months of 2001, commercial paper borrowings increased by $675 million to fund certain investments and MMC's share repurchase program. In January 2001, $286 million was used to purchase a minority investment in Gruppo Bipop-Carire S.p.A. During the first nine months of 2001, MMC repurchased approximately 6.2 million shares of its common stock with a cash outlay of approximately $590 million.

     MMC's additions to fixed assets and capitalized software, which amounted to $324 million in the first nine months of 2001 and $352 million during the same period last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs. MMC wrote off fixed assets and leasehold improvements with a net book value of $83 million as a result of the terrorist attacks, all of which is covered by insurance.

     In the second quarter of 2001, MMC sold certain of its London properties and simultaneously entered into a leaseback arrangement for a significant portion of the properties. Total proceeds of approximately $135 million were received.

     MMC has committed to potential future investments of approximately $725 million in connection with various MMC Capital funds and other MMC investments. Approximately $250 million is expected to be invested during the remainder of 2001. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

     As further explained in Note 9 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the Personal Investment Authority. At current rates of exchange, the contingent exposure for pension redress and related cost is presently estimated to be approximately $205 million, essentially all of which is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. The timing of payments and insurance recoveries relating to the pension review process cannot be predicted with certainty; however, payments net of anticipated insurance recoveries were approximately $90 million in 2000, and $100 million during the first nine months of 2001. These payments are reflected in other liabilities in the Consolidated Statements of Cash Flows.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The full impact of applying these standards is yet to be determined.

                           PART II, OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                               SEPTEMBER 30, 2001



Item 6.           Exhibits and Reports on Form 8-K

(a)  Exhibits

     10. Employment Letter between R. J. Groves and MMC dated August 1, 2001.

     12. Statement Re: Computation of Ratio of Earnings to Fixed Charges.



(b)  Reports on Form 8-K

     None.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th day of November, 2001 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                        MARSH & McLENNAN COMPANIES, INC.



                                     /s/ Sandra S. Wijnberg
                            ----------------------------------------------------
                            Senior Vice President and
                             Chief Financial Officer