Form 10-K
period 2001-12-31
MARSH & MCLENNAN COMPANIES INC
filed 2002-03-29
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE

TITLE OF EACH CLASS                               ON WHICH REGISTERED
-------------------                               -----------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ______.

       As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,294,123,578.

       As of February 28, 2002, there were outstanding 274,482,439 shares of common stock, par value $1.00 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)

Annual Report to Stockholders for the
   year ended December 31, 2001 ............................. Parts I, II and IV
Notice of Annual Meeting of Stockholders
   and Proxy Statement dated March 29, 2002 ................. Part III

                        MARSH & McLENNAN COMPANIES, INC.

                                   ----------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                   ----------

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

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 33 of the Annual Report to Stockholders for the year ended December 31, 2001 (the "2001 Annual Report"), which is incorporated herein by reference, for a discussion of MMC's revenues and operating income by industry segment for each of the last three fiscal years.

       RISK AND INSURANCE SERVICES. MMC's risk and insurance services are provided by its subsidiaries and their affiliates as broker, agent or consultant for insureds, insurance underwriters and other brokers on a worldwide basis. These services are provided by Marsh Inc., which delivers risk and insurance services and solutions to clients through its various subsidiaries and affiliates. Risk management, insurance broking and program management services are provided for businesses, public entities, professional service organizations, associations and private clients under the Marsh name. MMC Enterprise Risk provides advanced risk consulting services and transactional solutions on enterprise-wide issues, principally for large, complex organizations. Reinsurance broking, catastrophe and financial modeling services and related advisory functions are conducted for insurance and reinsurance companies, principally under the Guy Carpenter name. Wholesale broking and underwriting management services are performed for a wide range of clients under various names. In addition, MMC Capital provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments.

       MARSH INC. Marsh serves clients with risk and insurance services in more than 100 countries in all major regions of the world where insurance business is done. These clients are engaged in essentially all of the major areas of manufacturing and services found in the world economy. Business clients range from major worldwide corporations to mid-size and small businesses and professional service organizations. Marsh's clientele also includes government agencies, high-net-worth individuals, and consumers served through affinity groups and employer-based programs.

       The services provided include the identification, analysis, estimation, mitigation, financing and transfer of risks that arise from client operations. These risks relate to damage to property, various liability exposures, and other factors that could result in financial loss, including large and complex risks that require access to world insurance and financial markets. The risks addressed by Marsh's operating units go beyond traditional property-liability areas to include a widening range of exposures. Major examples of these risks include employment practices liability, the launch and operation of rockets and spacecraft, the development and operation of technology resources (such as computers, communications networks and websites), the theft or loss of intellectual property, copyright infringement, the remediation of environmental pollution, merger and acquisition issues, the interruption of revenue streams derived from leasing and credit operations, political risks and various other financial, strategic and operating exposures.

       To deal with client risks, Marsh's subsidiaries provide a broad spectrum of services requiring expertise in multiple disciplines: risk identification, estimation and mitigation; conducting negotiations and placement transactions with the worldwide insurance and capital markets; gaining knowledge of specific insurance product lines and technical aspects of client operations, industries and fields of business; actuarial analysis; and understanding the regulatory and legal environments of various countries.

       Once client risks are identified, Marsh provides advice on addressing the exposures. This includes structuring programs for retaining, mitigating, financing, and transferring the risks in combinations that vary according to the risk profiles, requirements and preferences of clients. Specific professional functions provided in this process include loss-control services, the placement of client risks with the worldwide insurance and capital markets (risk transfer), the development of alternative risk financing methods, establishment and management of specialized insurance companies owned by clients ("captive insurance companies"); claims collection, injury management, and other insurance and risk related services.

       Marsh operates through offices in various countries around the world. Correspondent relationships are maintained with unaffiliated firms in certain countries.

       The provision of reinsurance services to insurance and reinsurance companies and other risk assumption entities by Guy Carpenter and its subsidiaries and affiliates primarily involves acting as a broker or intermediary on all classes of reinsurance. Its offices are principally in North and South America, Europe and Asia Pacific. The predominant lines addressed are property and casualty. In addition, Guy Carpenter's reinsurance activities include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include providing advice, placing coverages with reinsurance markets, arranging risk-transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling and claims services. An insurance or reinsurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures.

       Marsh's wholesale broking and underwriting management services are organized within the Guy Carpenter management structure. These activities provide services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages, as well as wholesale broking services in the United States and the United Kingdom for a broad range of products on behalf of both affiliated and unaffiliated brokers. These services are provided under various names apart from Marsh.

       MMC Enterprise Risk, Inc. provides advanced risk consulting services and transactional solutions on enterprise-wide issues, principally for large, complex organizations.

       Marsh's Affinity and Private Client Practices unit provides a diverse range of services to clients in North America and also in Europe. Services related to employee voluntary payroll deduction programs and the administration of insurance- and benefit-related programs are provided for corporations and employer coalitions. Specialized risk and insurance programs are delivered directly to high-net-worth individuals. For associations, the unit designs, markets and administers primarily life, health, accident, disability, automobile, homeowners, professional liability and other insurance-related products purchased by members of the associations.

       As part of the acquisition of Sedgwick Group plc in 1998, MMC acquired several insurance companies that were in run-off. MMC had disposed of substantially all of these companies by the end of 2001.

       MMC CAPITAL, INC. MMC Capital, Inc. ("MMCAP") is a private equity investment firm that manages fund families focused on distinct industry sectors. It is an advisor to The Trident Partnership L.P., a private investment partnership formed in 1993 with capital commitments of $660 million, and Trident II, L.P. formed in 1999 with $1.4 billion in capital commitments for investments in insurance, financial services and related industries. MMCAP also is the advisor to two funds with aggregate capital commitments of $330 million for investments in technology companies and to a fund with capital commitments of $75 million for investments in communications and information companies, primarily that support the financial services sector. Investors in these funds include MMCAP's corporate parent and other investors. In response to client needs, MMC Capital helped develop an additional source of insurance and reinsurance capacity after the September 11th terrorist attacks through the formation of AXIS Specialty Limited ("AXIS"). AXIS had an initial capitalization of $1.6 billion, including investments by Trident II and MMC, and began underwriting in Bermuda during the fourth quarter of 2001.

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

       COMPENSATION FOR SERVICES. The revenue attributable to MMC's risk and insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; compensation for billing and related services, in the form of interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds; contingent income for services provided to insurers; and compensation for services provided in connection with the organization, structuring and management of insurance, financial services and other industry-focused investments, including fees and dividends, as well as appreciation that has been realized on sales of holdings in such entities.

       Revenue generated by risk and insurance services is fundamentally derived from the value of the services provided to clients and insurance markets. These revenues may be affected by premium rate levels in the property and casualty and employee benefits insurance markets and available insurance capacity, since compensation is frequently related to the premiums paid by insureds. In many cases, compensation may be negotiated in advance based upon the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients (including insurance companies that are clients in the reinsurance intermediary business) and the volume of business from new and existing clients, as well as by the level of interest realized on the investment of fiduciary funds.

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

       Revenues vary from quarter to quarter as a result of the timing of policy renewals, the net effect of new and lost business, achievement of contingent compensation thresholds, interest and foreign exchange rate fluctuations and the realization of revenue from investments, whereas expenses tend to be more uniform throughout the year.

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

       The investment of fiduciary funds, which generates compensation for billing and related services, is governed by the applicable laws or regulations of insurance authorities of the states in the United States and in other jurisdictions in which MMC's subsidiaries do business. These laws and regulations typically limit the type of investments that may be made with such funds. The amount of funds invested and interest rates vary from time to time.

       INVESTMENT MANAGEMENT. Investment management and related services are provided by Putnam Investments, LLC and its subsidiaries ("Putnam"). Putnam has been engaged in the investment management business since 1937, with its principal offices in Boston, Massachusetts. Putnam also has offices in London and Tokyo. Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

       On January 2, 2001, Putnam Investments, Inc. participated in an internal corporate reorganization pursuant to which it became a wholly-owned subsidiary of Putnam Investments Trust, a newly formed Massachusetts business trust, and it was merged into Putnam Investments, LLC. Putnam Investments, LLC is the successor to Putnam Investments, Inc.

       INVESTMENT MANAGEMENT SERVICES. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 2001, there were 123 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 14 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided on a separately managed or commingled basis to corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

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

       In 1995, Putnam entered into a joint venture for the distribution of mutual funds in Italy with Gruppo BIPOP-Carire S.p.A., an Italian bank holding company ("BIPOP"). In 2001, the joint venture was expanded to Germany, France, Spain, Portugal and Switzerland. Pursuant to the original joint venture agreement, Putnam purchased 20% of Cisalpina Gestioni, S.p.A., BIPOP's mutual fund distribution company. As part of the expansion of the joint venture agreement, Putnam purchased approximately 2% of the outstanding common stock of BIPOP itself. Under the joint venture, Putnam manages all Cisalpina funds with U.S. or international-equity investment mandates.

       Putnam has a minority interest in Thomas H. Lee Partners ("THL"), a private equity investment firm. In addition, Putnam and THL formed a joint venture entity, TH

Lee, Putnam Capital of which Putnam owns a 25% interest. THL and TH Lee, Putnam Capital offer private equity and alternative investment funds for institutional and high-net-worth investors.

       Assets managed by Putnam, on which management fees are earned, aggregated approximately $315 billion and $370 billion as of December 31, 2001 and 2000, respectively, invested both domestically and globally. Mutual fund assets aggregated $219 billion at December 31, 2001 and $269 billion at December 31, 2000. Assets held in equity securities at December 31, 2001 represented 79% of assets under management, compared with 83% in 2000 and 82% in 1999, while investments in fixed income products represented 21%, compared with 17% in 2000 and 18% in 1999. Assets under management averaged $328 billion in 2001.

       Putnam's revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and investment management fees for institutional accounts. Investment advisory revenues depend largely on the total value and composition of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets were volatile throughout 2001 and 2000 and declined in each of those years after several years of substantial growth prior to 2000. This volatility contributed to the decline in assets under management and, accordingly, to the reduction in revenue recognized by Putnam. A continued decline in general market levels will reduce future revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels.

       Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in bond and stock market valuations. Fluctuations in the prices of stocks will have an effect on equity assets under management and may influence the flow of monies to and from equity funds and accounts. Fluctuations in interest rates and in the yield curve have a similar effect on fixed income assets under management and may influence the flow of monies to and from fixed-income funds and accounts. Putnam provides individual and institutional investors with a broad range of both equity and fixed income investment products and services, invested domestically and globally, designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

       The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts, which provide for fees payable to the Putnam company that manages the account. The amount of the fees varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their assignment, generally may be terminated by either party without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam. Amendments to fund advisory contracts must be approved by fund shareholders. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or MMC. The management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. The termination of one or more of these contracts could have a material adverse effect on Putnam's results of operations.

       PUTNAM FIDUCIARY TRUST COMPANY. A Putnam subsidiary, Putnam Fiduciary Trust Company, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. Putnam Fiduciary Trust Company receives compensation from the Putnam Funds for such services pursuant to written investor servicing agreements which may be terminated by either party on 90 days' notice, and pursuant to written custody agreements which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors, which vary with the type of service being provided. Putnam Fiduciary Trust Company also provides mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share. In addition, Putnam Fiduciary Trust Company provides administrative and trustee (or custodial) services including participant accounting, plan administration and transfer agent services for employee benefit plans (in particular defined contribution 401(k) plans), IRA's and other clients for which it receives compensation pursuant to service and trust or custodian contracts with plan sponsors and the Putnam Funds. In the case of employee benefit plans, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments.

       Putnam provides investor services through several separate facilities in the Boston area.

       PUTNAM RETAIL MANAGEMENT LIMITED PARTNERSHIP. Putnam Retail Management Limited Partnership, a Putnam subsidiary and a registered broker dealer and NASD member, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount and class of shares purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without the payment of additional sales charges.

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

       All of the open-end Putnam Funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940 under which the Putnam Funds make payments to Putnam Retail Management Limited Partnership, a Putnam subsidiary, to cover costs relating to distribution of the Putnam Funds and services provided to shareholders. These payments enable the Putnam subsidiary to pay service fees and other continuing compensation to firms that provide services to Putnam Fund shareholders and distribute shares of the Putnam Funds. Some Rule 12b-1 fees are retained by Putnam Retail Management Limited Partnership as compensation for the costs of distribution and other services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam. Failure of the Trustees to approve continuation of the Rule 12b-1 plans for Class B (deferred sales charge) shares would have a material adverse effect on Putnam. The Trustees also have the ability to reduce the level of 12b-1 fees paid by a fund or to make other changes that would reduce the amount of 12b-1 fees received by Putnam. Such changes could have a material adverse effect on Putnam.

       On January 2, 2001, Putnam Retail Management, Inc. participated in an internal corporate reorganization pursuant to which it was converted to a Massachusetts Limited Partnership, Putnam Retail Management Limited Partnership.

       CONSULTING. Through Mercer Consulting Group, Inc. ("Mercer"), subsidiaries and affiliates of MMC, separately and in collaboration, provide consulting and related services from locations around the world, primarily to business organizations, in the areas of human resources and employee benefit programs, including retirement, health care and compensation, as well as communication and human resource strategy; investment consulting; general management consulting, which comprises strategy, operations and marketing; consulting on leadership, organizational change and organizational design; and economic consulting and expert testimony.

       William M. Mercer Companies, which will change its name to Mercer Human Resource Consulting ("Mercer Human Resource Consulting"), through its subsidiaries and affiliates, provides professional advice and services to corporate, government and institutional clients from offices in more than 40 countries and territories in North and South America, Europe, Asia, Australia and New Zealand. Consultants help organizations understand, develop, execute and measure human resource, employee benefit, compensation and other programs, policies and strategies. Through its investment consultants, the firm assists trustees of pension funds and others in the selection of investment managers and investment strategies. Mercer Human Resource Consulting also advises investment managers on product design and positioning. In certain locations outside of the United States, Mercer Human Resource Consulting advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and offers a retirement trust service, incorporating plan administration, trustee services and investment manager selection. The firm's Australian retirement trust is responsible for $1.75 billion of retirement plan assets, representing the interests of about 50,000 participants. Globally, its benefits administration practice serves approximately 3,800 plans with about 3.8 million participants. In the U.S., Mercer Human Resources Consulting also operates an NASD registered broker dealer in connection with its investment consulting business to assist investment consulting clients in asset transitions when a new investment manager is selected.

       Mercer Management Consulting provides advice and assistance on issues of business strategy, primarily to large corporations in North America, Europe and Asia. Consultants help clients anticipate and realize future sources of value growth based on insights into rapidly changing customer priorities, economics and environments. Mercer Management Consulting also assists its clients in the implementation of their strategies.

       Mercer Delta Consulting, with offices in North America, Canada and Europe, works with senior executives and CEOs of major corporations and other institutions on organizational design and the leadership of organizational change.

       National Economic Research Associates ("NERA"), a firm of consulting economists, serves law firms, corporations, trade associations and governmental agencies, from offices in the United States, Europe, Asia and Australia. NERA provides research and analysis of economic and financial issues arising in competition, regulation, finance, public policy, litigation and management. NERA's auction practice advises clients on the structuring and operation of large scale auctions, such as telecommunications spectrum auctions. NERA also advises on transfer pricing.

       Under the Lippincott & Margulies name, Mercer advises leading corporations on issues relating to brand, corporate identity and image.

       The major component of Mercer's revenue is fees paid by clients for advice and services. In a relatively small number of situations, fees are partly contingent on the client having successful outcomes. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. A relatively small amount of revenue is derived from brokerage commissions in connection with a registered securities broker dealer, and in the form of equity interests in clients of Mercer Management Consulting.

       Revenue in the consulting business is derived from the value of the advice and services provided to clients. It is affected by economic conditions around the world, changes in clients' industries, including government regulation, as well as new products and services, the broad trends in employee demographics and in the management of large organizations, and interest and foreign exchange rate fluctuations.

       REGULATION. The activities of MMC are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, territories and possessions, as well as laws of other countries in which MMC's subsidiaries operate. These laws and regulations are primarily intended to benefit clients and mutual fund investors.

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

       RISK AND INSURANCE SERVICES. While the laws and regulations vary among jurisdictions, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of MMC's risk and insurance activities are also governed by investment, securities and futures licensing and other regulatory authorities. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if MMC has no licensed subsidiary, MMC may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

       INVESTMENT MANAGEMENT. Putnam's securities investment management activities are subject to regulation in the United States by the Securities and Exchange Commission, and other federal, state and self regulatory authorities, as well as in certain other countries in which it does business. Putnam's officers, directors and employees may from time to time own securities, which are also held by the Putnam Funds or institutional accounts. Putnam's internal policies with respect to individual investments require prior clearance and reporting of transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

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

       CONSULTING. Mercer's largest service area, retirement-related consulting, is subject to pension law and financial regulation in many countries, including regulation by the

Investment Management Regulatory Organization and the Personal Investment Authority in the UK. In addition, services related to brokerage activities, merger and acquisition assistance, trustee services, investment matters (including advice to individuals on the investment of personal pension assets) and the placing of individual and group insurance contracts subject Mercer Human Resources Consulting's subsidiaries to insurance, investment or securities regulations and licensing in various jurisdictions.

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

       Certain insureds and groups of insureds have established programs of self insurance (including captive insurance companies), as a supplement or alternative to third-party insurance, thereby reducing in some cases the need for insurance placements. There are also many other providers of affinity group and private client services including specialized firms, as well as insurance companies and other institutions.

       MMC Capital competes with other organizations that set up venture capital funds to structure and manage investments in the insurance industry. These organizations include insurance companies, brokers and from time to time, other market participants.

       INVESTMENT MANAGEMENT. Putnam Investments is one of the largest investment management firms in the United States. The investment management business is highly competitive. In addition to competition from firms already in the investment management business, including public and private firms, commercial banks, stock brokerage and investment banking firms, and insurance companies, there is competition from other firms offering financial services and other investment alternatives. Although Putnam Investments has expanded its marketing and distribution outside the U.S., it competes in non-U.S. markets with local and global firms, many of whom have much larger investment management businesses in their respective non-U.S. markets.

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

       CONSULTING. Mercer, one of the largest global consulting firms, is a leader in many of its businesses. Mercer Human Resource Consulting is the world's largest human resources consulting organization. Mercer Delta, NERA and Lippincott & Margulies are also leaders in their respective industries. Mercer Management Consulting is a medium size firm, respected in its various practice areas.

       MMC's consulting businesses face strong competition from other privately and publicly held worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms, some of which provide administrative or consulting services as an adjunct to other primary services. For most of the services provided by Mercer, clients also have the option of handling these issues internally without assistance from outside advisors.

       SEGMENTATION OF ACTIVITY BY TYPE OF SERVICE AND GEOGRAPHIC AREA OF OPERATION. Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 15 of the Notes to Consolidated Financial Statements on pages 51 and 52 of the 2001 Annual Report. MMC's non-U.S. operations are subject to the customary risks involved in doing business in other countries, including currency fluctuations and exchange controls.

       EMPLOYEES. As of December 31, 2001, MMC and its consolidated subsidiaries employed about 57,800 people worldwide, of whom approximately 36,100 were employed by subsidiaries providing risk and insurance services, approximately 5,800 were employed by subsidiaries providing investment management services, approximately 15,400 were employed by subsidiaries providing consulting services, and approximately 500 were employed by MMC.

       INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. MMC and its subsidiaries and their representatives may from time to time make verbal or written statements (including certain statements contained in this report and MMC's financial statements and other documents incorporated herein by reference or in other MMC filings with the Securities and Exchange Commission) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial loss from the September 11 attack on the World Trade Center or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance service business are changes in competitive conditions, movements in premium rate levels, difficulty transferring commercial risk, and other changes in the global property and casualty insurance markets, the impact of terrorist attacks and natural catastrophes and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates. A description of certain of these factors is included elsewhere in this Annual Report and is incorporated herein by reference.

       Forward-looking statements speak only as of the date on which they are made, and MMC undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

       MMC is committed to providing timely and materially accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, MMC and its operating companies use their websites to convey meaningful information about their businesses, including the posting of updates of assets under management at Putnam. Monthly updates of assets under management at Putnam will be posted on the first business day following the end of each month, except at the end of March, June, September and December, when such information will be released with MMC's quarterly earning announcement. Investors can link to MMC and its operating company websites through www.mmc.com.

ITEM 2.    PROPERTIES.

       MMC and certain of its subsidiaries, including Marsh USA Inc. and William
M. Mercer, Incorporated, as tenants in common, own a 69% condominium interest in a 44-story building in the midtown Manhattan area of New York City, which serves as their worldwide headquarters. MMC has a fixed rate nonrecourse mortgage note agreement due in 2009 amounting to $200 million, bearing an interest rate of 9.8%, with the notes secured by MMC's interest in its worldwide headquarters. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater.

       MMC subsidiaries had also occupied a combined total of fifteen floors in the two towers of the World Trade Center, and as a result of the destruction of the World Trade Center in the September 11, 2001 terrorist attacks, 295 MMC colleagues were lost. Employees have been relocated to various sites in midtown Manhattan and the New York metropolitan area. MMC has entered into a lease covering approximately 300,000 rentable square feet in a building under construction in Hoboken, New Jersey.

       The principal offices of MMC's risk and insurance services subsidiaries in the UK are located on the eastern side of the City of London in The Marsh Centre. This freehold building, comprising 360,000 square feet containing offices located around a central atrium, was sold by a subsidiary of MMC in 2001. The office space in the Marsh Centre has been leased back on a temporary basis pending the lease of office space in a new building under construction in London.

       Putnam's principal executive offices comprise approximately 313,000 square feet of leased space located at One Post Office Square, Boston, Massachusetts in Boston's financial district. Putnam leases an additional 850,000 square feet in various locations around the Boston area in support of its operations.

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

ITEM 3.    LEGAL PROCEEDINGS.

       MMC and its subsidiaries are subject to various claims, lawsuits and proceedings consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts which could, if assessed, be significant. Insurance coverage applicable to such matters includes elements of both risk retention and risk transfer.

       Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. As of December 31, 2001, settlements and related costs previously paid amount to approximately $465 million of which approximately $140 million is due from or has been paid by insurers. The remaining contingent exposure for pension redress and related costs is estimated to be $160 million, essentially all of which is expected to be recovered from insurers.

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

       Putnam Investment Management LLC and Putnam Retail Management, Limited Partnership, two indirect subsidiaries of MMC, as well as entities from approximately two dozen other mutual fund companies were named as defendants in an action entitled RICHARD NELSON, ET. AL. V. AIM ADVISORS, INC. ET. AL., Civ.
A. No. 01-CV-282, in the United States District Court for the Southern District of Illinois. This purported nationwide class action allege that the distribution and advisor fees paid by the various mutual funds from May 1, 1991 to the present were unlawful and excessive, that each fund complex exercised a controlling influence over statutorily independent directors of each fund and that these fees were thus not properly approved. The complaint alleged that the defendants' actions violated the Investment Company Act of 1940, as well as common law fiduciary duties, and sought, among other things, actual and punitive damages and declaratory relief. The Court, responding to motions by Putnam and the other defendants, has ordered that the respective claims asserted against the defendants be severed into separate actions and transferred to a more convenient forum for each defendant. In Putnam's case, this transfer will be to the United States District Court for the District of Massachusetts. MMC and the Putnam subsidiaries believe that this action is without merit, and intend to defend vigorously against this litigation.

       Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits and proceedings will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                     PART II

ITEM 5.    MARKET FOR MMC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Market and dividend information regarding MMC's common stock on page 54 of the 2001 Annual Report is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

       The selected financial data on page 55 of the 2001 Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Information on pages 25 through 33 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Information under the heading "Market Risk" on pages 32 and 33 of the 2001 Annual Report is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Consolidated Financial Statements and the Independent Auditors' Report thereto on pages 34 through 53 of the 2001 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 54 of the 2001 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on page 30 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MMC.

       Information as to the directors and nominees for the Board of Directors of MMC is incorporated herein by reference to the material under the heading "Election of Directors" in the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 29, 2002 (the "2002 Proxy Statement").

       The executive officers of MMC as of March 22, 2002 are Messrs. Cabiallavetta, Coster, Davis, Greenberg, Groves, Lasser and Sinnott, with respect to whom information is incorporated herein by reference to the 2002 Proxy Statement, and:

              Francis N. Bonsignore, age 55, was named Senior Vice President-Executive Resources & Development of MMC in June 2001, having previously served as Senior Vice President-Human Resources & Administration since 1990. Immediately prior thereto he was partner and National Director-Human Resources for Price Waterhouse.

              William L. Rosoff, age 55, became Senior Vice President and General Counsel of MMC in 2000. Before joining MMC, Mr. Rosoff was a partner at the law firm of Davis Polk & Wardwell, having rejoined that firm after serving two years as senior vice president and general counsel of RJR Nabisco, Inc. Mr. Rosoff first joined Davis Polk & Wardwell in 1978 and became a partner in 1985.

              Sandra S. Wijnberg, age 45, became Senior Vice President and Chief Financial Officer of MMC in 2000. Before joining MMC, Ms. Wijnberg was a senior vice president and treasurer of Tricon Global Restaurants, Inc. from 1997 through 1999. Prior to that, Ms. Wijnberg spent three years with PepsiCo., last serving as senior vice president and chief financial officer of its KFC corporation division.

ITEM 11.  EXECUTIVE COMPENSATION.

       Information under the headings "Executive Compensation", "Compensation Committee Report" and "Comparison of Cumulative Total Stockholder Return" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information under the heading "Security Ownership" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information under the headings "Employment Agreements" "Directors Compensation" and "Transactions with Management and Others; Other Information" in the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              (a)    The following documents are filed as a part of this report:

              1. Consolidated Financial Statements (incorporated herein by reference to pages 34 through 53 of the 2001 Annual Report):

                            Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

                            Consolidated Balance Sheets as of December 31, 2001 and 2000

                            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

                            Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2001

                            Notes to Consolidated Financial Statements

                            Independent Auditors' Report

                     Supplemental Notes to Consolidated Financial Statements

                     Independent Auditors' Report

              Other:

                            Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 2001 (incorporated herein by reference to page 54 of the 2001 Annual Report) Five-Year Statistical Summary of Operations (incorporated herein by reference to page 55 of the 2001 Annual Report)

              2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

              3.     The following exhibits are filed as a part of this report:

             (3.1)   - the registrant's restated certificate of incorporation
                       (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

             (3.2)   - the registrant's by-laws

             (4.1)   - Indenture dated as of June 14, 1999 between MMC and State
                       Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Registration Statement on Form S-3, Registration No. 333-67543)

             (4.2)   - First Supplemental Indenture dated as of June 14, 1999
                       between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

             (4.3)   - Amended and Restated Rights Agreement dated as of January
                       20, 2000 between the registrant and Harris Trust Company of New York (incorporated by reference to the registrant's Registration Statement on Form 8-A/A filed on January 27, 2000)

            (10.1) * - Marsh & McLennan Companies, Inc. 2000 Senior Executive
                       Incentive and Stock Award Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

             (10.2)  * - Marsh & McLennan Companies Stock Investment
                         Supplemental Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

             (10.3)  * - Amendment to Marsh & McLennan Companies Stock
                         Investment Supplemental Plan dated June 16, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                         1997)

             (10.4)  * - Amendment to Marsh & McLennan Companies Stock
                         Investment Supplemental Plan dated November 20, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                         2000)

             (10.5)  * - Amendment to Marsh & McLennan Companies Stock
                         Investment Supplemental Plan dated January 1, 2000 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                         2000)

             (10.6)  * - Marsh & McLennan Companies Special Severance Pay Plan
                         (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                         1996)

             (10.7)  * - Putnam Investments, Inc. Executive Deferred
                         Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

             (10.8)  * - Putnam Investments, LLC Executive Deferred Bonus Plan
                         (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,
                         2000)

             (10.9)  * - Marsh & McLennan Companies Supplemental Retirement
                         Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

             (10.10) * - Marsh & McLennan Companies Senior Management Incentive
                         Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

             (10.11) * - Marsh & McLennan Companies, Inc. U.S. Employee 2001
                         Cash Bonus Award Voluntary Deferral Plan

             (10.12) * - Marsh & McLennan Companies, Inc. Directors Stock
                         Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

             (10.13) * - Employment Agreement between Lawrence J. Lasser and
                         Putnam Investments, Inc. effective as of December 31, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

             (10.14) * - First Amendment effective as of January 1, 2001 to the
                         Employment Agreement between Lawrence J. Lasser and Putnam Investments, Inc. (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)

             (10.15) * - Second Amendment effective as of March 22, 2001 to the
                         Employment Agreement between Lawrence J. Lasser and Putnam Investments, LLC (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)

             (10.16) * - MMC Capital, Inc. Amended and Restated Long Term
                         Incentive Plan dated as of March 19, 2001 (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)

             (10.17) * - Consulting Agreement between A.J.C. Smith and MMC effective as of June 1, 2000 (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 2000)

             (10.18) * - First Amendment dated as of May 24, 2001 to the
                         Consulting Agreement between A.J.C. Smith and MMC (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001)

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

             (10.19) * - Employment letter between Ray J. Groves and MMC dated
                         August 1, 2001 (incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 2001)

             (10.20) * - MMC Capital, Inc. Amended and Restated Deferred
                         Compensation and Profits Limited Partnership Plan

             (10.21) * - Marsh & McLennan Companies, Inc. 2000 Employee
                         Incentive and Stock Award Plan

             (10.22) * - Amended and Restated Limited Partnership Agreement of
                         Marsh & McLennan Affiliated Fund, L.P. dated October 12, 1999

             (10.23) * - Second Amended and Restated Limited Partnership
                         Agreement of Marsh & McLennan Capital Professionals Fund, L.P. dated December 2, 1999

             (10.24) * - Amended and Restated Limited Partnership Agreement of
                         Marsh & McLennan Capital Technology Professionals Venture Fund, L.P. dated as of December 2, 1999

             (10.25) * - First Amended and Restated Limited Partnership
                         Agreement of MMC Capital Tech Professionals Fund II, L.P. dated as of October 31, 2000

             (10.26) * - First Amended and Restated Limited Partnership
                         Agreement of MMC Capital C&I Professionals Fund, L.P. dated as of July 21, 2000

             (10.27) * - Amended and Restated Limited Partnership Agreement of
                         Trident Capital II, L.P. dated December 2, 1999

             (10.28) * - Amended and Restated Limited Partnership Agreement of
                         Marsh & McLennan Capital Technology Venture GP, L.P. dated December 2, 1999

             (10.29) * - Amended and Restated Limited Partnership Agreement of
                         MMC Capital Tech GP II, L.P. dated as of August 22,
                         2000

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

            (10.30) * - Limited Partnership Agreement of Marsh & McLennan
                        Capital C&I GP, L.P. dated as of April 7, 2000

            (10.31) * - Limited Partnership Agreement of Marsh & McLennan C&I
                        Employees' Securities Company, L.P. dated as of July 21, 2000 (10.32) * -Limited Liability Company Agreement of Putnam Investments Employees' Securities Company I LLC dated as of October 3, 2000

            (10.33) * - Limited Liability Company Agreement of Putnam
                        Investments Employees' Securities Company II LLC dated as of June 15, 2001

            (12.1)    - Statement Re: Computation of Ratio of Earnings to Fixed
                        Charges

            (13)      - Annual Report to Stockholders for the year ended
                        December 31, 2001, to be deemed filed only with respect to those portions which are expressly incorporated by reference

            (21)      - list of subsidiaries of the registrant (as of 2/28/2002)

            (23)      - independent auditors' consent

            (24)      - powers of attorney

             (b) No reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 2001

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 29th day of March, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                             MARSH & McLENNAN COMPANIES, INC.


                                             By /s/ JEFFREY W. GREENBERG
                                                ------------------------
                                                  Jeffrey W. Greenberg
                                                  Chairman of the Board and
                                                  Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 29th day of March, 2002.


/s/ Jeffrey W. Greenberg                     Lewis W. Bernard *
-----------------------------------------    -----------------------------------
Jeffrey W. Greenberg                         Lewis W. Bernard
Director, Chairman of the Board and Chief    Director
Executive Officer
                                             Mathis Cabiallavetta*
/s/ Sandra S. Wijnberg                       -----------------------------------
-----------------------------------------    Mathis Cabiallavetta
Sandra S. Wijnberg                           Director
Senior Vice President and
  Chief Financial Officer                    Peter Coster*
                                             -----------------------------------
/s/ Robert J. Rapport                        Peter Coster
-----------------------------------------    Director
Robert J. Rapport
Vice President and Controller
  (Chief Accounting Officer)

Charles A. Davis*                         The Rt. Hon. Lord Lang of Monkton, DL*
--------------------------------------    --------------------------------------
Charles A. Davis                          The Rt. Hon. Lord Lang of Monkton, DL
Director                                  Director

Robert F. Erburu*
--------------------------------------    Lawrence J. Lasser*
Robert F. Erburu                          --------------------------------------
Director                                  Lawrence J. Lasser
                                          Director
Oscar Fanjul*
--------------------------------------    David A. Olsen*
Oscar Fanjul                              --------------------------------------
Director                                  David A. Olsen
                                          Director
Ray J. Groves*
--------------------------------------    Adele Simmons*
Ray J. Groves                             --------------------------------------
Director                                  Adele Simmons
                                          Director
Stephen R. Hardis*
--------------------------------------    John T. Sinnott*
Stephen R. Hardis                         --------------------------------------
Director                                  John T. Sinnott
                                          Director
Gwendolyn S. King*
--------------------------------------    A.J.C. Smith*
Gwendolyn S. King                         --------------------------------------
Director                                  A.J.C. Smith
                                          Director

----------
* William L. Rosoff, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form l0-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.

                                          /s/ WILLIAM L. ROSOFF
                                          --------------------------------------
                                              William L. Rosoff

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 1, 2002; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental notes to the consolidated financial statements (the "Supplemental Notes") listed in Item 14. These Supplemental Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Supplemental Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
March 1, 2002

                MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Information concerning MMC's valuation accounts follows:

An analysis of the allowance for doubtful accounts for the three years ended December 31, 2001 follows (in millions of dollars):

                                                      2001       2000      1999
                                                     -----      -----     -----

Balance at beginning of year ....................    $ 135      $ 132     $ 128
Provision charged to operations .................       30         18        18
Accounts written-off, net of
  recoveries ....................................      (24)        (9)      (12)
Effect of exchange rate changes .................       (2)        (6)       (2)
                                                     -----      -----     -----
Balance at end of year ..........................    $ 139      $ 135     $ 132
                                                     =====      =====     =====


17. An analysis of intangible assets at December 31, 2001 and 2000 follows (in millions of dollars):

                                                     2001       2000
                                                   -------    -------
Goodwill ........................................  $ 5,890    $ 5,891
Other intangible assets .........................      154        141
                                                   -------    -------
  Subtotal ......................................    6,044      6,032
Less - accumulated amortization .................     (717)      (556)
                                                   -------    -------
         Total ..................................  $ 5,327    $ 5,476
                                                   =======    =======