Form 10-Q
period 2002-03-31
MARSH & MCLENNAN COMPANIES INC
filed 2002-05-14
CIK 62709

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                      For the quarter ended March 31, 2002



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

     As of April 30, 2002, there were outstanding 273,830,476 shares of common stock, par value $1.00 per share, of the registrant.

               INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS.

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and in other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause
actual   results  to  differ   materially   from  those   contemplated   by  any
forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial loss from the September 11 attack on the World Trade Center or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance service business are changes in competitive conditions, movements in premium rate levels, difficulty transferring commercial risk, and other changes in the global property and casualty insurance markets, the impact of terrorist attacks and natural catastrophes and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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

                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             2002         2001
                                                           -------       ------

Revenue                                                    $ 2,635      $ 2,631

Expense                                                      1,948        1,986
                                                             -----        -----

Operating Income                                               687          645

Interest Income                                                  5            5

Interest Expense                                               (37)         (52)
                                                            ------        -----

Income Before Income Taxes and Minority Interest               655          598

Income Taxes                                                   232          224

Minority Interest, Net of Tax                                    5            5
                                                           -------        ------

Net Income                                                 $   418      $   369
                                                           -------      -------

Basic Net Income Per Share                                 $  1.53      $  1.33
                                                           -------      -------

Diluted Net Income Per Share                               $  1.47      $  1.27
                                                           -------      -------

Average Number of Shares
  Outstanding - Basic                                          274          276
                                                               ---          ---

Average Number of Shares
  Outstanding - Diluted                                        284          288
                                                               ---          ---

Dividends Declared                                         $   .53      $   .50
                                                           -------      -------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)



                                                        (Unaudited)
                                                          March 31, December 31,
                                                             2002       2001
                                                         ----------  -----------
ASSETS

Current assets:

Cash and cash equivalents                                  $    543    $    537
                                                           --------    --------

Receivables-
  Commissions and fees                                        2,278       2,288
  Advanced premiums and claims                                  173         188
  Other receivables                                             333         355
                                                              -----       ------
                                                              2,784       2,831

  Less-allowance for doubtful accounts and cancellations       (135)       (139)
                                                              -----       ------
  Net receivables                                             2,649       2,692
                                                              -----       -----
Prepaid dealer commissions -
 current portion                                                280         308
Other current assets                                            254         255
                                                              -----       -----

   Total current assets                                       3,726       3,792

Goodwill and intangible assets                                5,307       5,327

Fixed assets, net                                             1,239       1,235
(net of accumulated depreciation and
 amortization of $1,106 at March 31, 2002
 and $1,022 at December 31, 2001)

Long-term investments                                           816         826
Prepaid dealer commissions                                      477         528
Other assets                                                  1,636       1,585
                                                           --------    --------
                                                           $ 13,201    $ 13,293

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                     (Unaudited)
                                                        March 31,   December 31,
                                                          2002          2001
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $    794      $    757
Accounts payable and accrued liabilities                    1,332         1,347
Accrued compensation and employee benefits                    530         1,088
Accrued income taxes                                          340           600
Dividends payable                                             147           146
                                                           ------        ------
  Total current liabilities                                 3,143         3,938
                                                           ------        -------

Fiduciary liabilities                                       3,752         3,630
Less - cash and investments held in
       a fiduciary capacity                                (3,752)       (3,630)
                                                           ------        ------


Long-term debt                                              2,826         2,334
                                                            -----         -----
Other liabilities                                           1,890         1,848
                                                            -----         -----
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                 -             -
Common stock, $1 par value, authorized
  800,000,000 shares, issued 280,320,819
  shares at March 31, 2002 and 280,320,819
  at December 31, 2001                                        280           280
Additional paid-in capital                                  1,856         1,901
Retained earnings                                           3,996         3,723
Accumulated other comprehensive loss                         (276)         (227)
                                                          -------        -------
                                                            5,856         5,677
Less - treasury shares, at cost,
5,969,322 shares at March 31, 2002 and
 5,994,048 shares at December 31, 2001                       (514)         (504)
 ---------                    --- ----                   --------      ---------
 Total stockholders' equity                                 5,342         5,173
                                                         --------      ---------
                                                         $ 13,201      $ 13,293
                                                         --------      --------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)
                                                              Three Months Ended
                                                                    March 31,
                                                              -----------------
                                                                2002       2001
                                                              -------     -----
Operating cash flows:
Net income                                                       $ 418    $ 369
   Adjustments to reconcile net income to cash used for
       operations:
       Depreciation of fixed assets and capitalized software        78       82
       Amortization of intangible assets                             8       49
       Provision for deferred income taxes                          43       42
       Other, net                                                   (8)     (26)
Changes in assets and liabilities:
   Net receivables                                                  43       98
   Prepaid dealer commissions                                       79       50
   Other current assets                                             (8)      15
   Other assets                                                    (29)     (31)
   Accounts payable and accrued liabilities                          4       (9)
   Accrued compensation and employee benefits                     (558)    (844)
   Accrued income taxes                                           (276)      87
   Other liabilities                                                43      (72)
                                                                  ----     -----
   Net cash used for operations                                   (163)    (190)
                                                                  ----     ----

Financing cash flows:
Net (decrease) increase in commercial paper                       (213)     867
Other borrowings                                                   747        7
Other repayments of debt                                            (2)      (2)
Purchase of treasury shares                                       (217)     (99)
Issuance of common stock                                           162       83
Dividends paid                                                    (145)    (136)
                                                                  ----      ----
   Net cash provided by financing activities                       332      720
                                                                  ----      ---

Investing cash flows:
Additions to fixed assets and capitalized software                (102)    (124)
Proceeds from sale or disposal of fixed assets                       3        9
Acquisitions                                                        (2)     (41)
Other, net                                                         (57)    (276)
                                                                  ----     -----
   Net cash used for investing activities                         (158)    (432)
                                                                  ----     -----

Effect of exchange rate changes on cash
 and cash equivalents                                               (5)      (5)
                                                                  ----     -----
Increase in cash & cash equivalents                                  6       93
Cash & cash equivalents at beginning of period                     537      240
                                                                 -----    -----
Cash & cash equivalents at end of period                         $ 543    $ 333
                                                                 -----    -----

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Nature of Operations
     --------------------

     MMC, a professional services firm, is organized based on the different services that it offers. Under this organization structure, MMC operates in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides insurance broking, reinsurance broking and insurance and program management services for businesses, public entities, insurance companies, associations, professional services organizations and private clients. It also provides services principally in connection with originating, structuring and managing insurance, financial services and other industry focused investments. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts. The consulting segment provides advice and services to the managements of organizations primarily in the areas of human resources and employee benefit programs, investment consulting, general management consulting, organizational design and economic consulting and expert testimony.

2.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in MMC's latest Annual Report on Form 10-K.

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2002 and 2001. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3.   Fiduciary Assets and Liabilities
     --------------------------------

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $27 million and $49 million for the three months ended March 31, 2002 and 2001, respectively.

     Net uncollected premiums and claims and the related payables amounting to $10.8 billion at March 31, 2002 and December 31, 2001 are not included in the accompanying Consolidated Balance Sheets.

4.   Per Share Data
     --------------

     Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Equity Partnership Plan and adding back dividend equivalent expense related to common stock equivalents. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares.

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2002 and 2001.

     (In millions of dollars)                                  2002        2001
                                                               ----        ----

     Net income                                                $418        $369
     Less:  Potential minority interest associated
       with the Putnam Equity Partnership Plan,
       net of dividend equivalent expense related to
       common stock equivalents                                  (1)         (4)
                                                                ----       ----


     Net income for diluted
       earnings per share                                      $417        $365
                                                               ====        ====

     Basic weighted average
       common shares outstanding                                274         276
     Dilutive effect of potentially issuable common shares       10          12
                                                               ----        ----
     Diluted weighted average
       common shares outstanding                                284         288
                                                                ===         ===

5.   Comprehensive Income
     --------------------

     The components of comprehensive income for the three-month periods ended March 31, 2002 and 2001 are as follows:

     (In millions of dollars)                                  2002        2001
                                                               ----        ----

     Foreign currency translation adjustments                 $(31)       $ (60)
     Unrealized investment holding gains (losses),
         net of income taxes                                     3          (93)
     Less:  Reclassification adjustment for gains
        included in net income, net of income taxes            (20)         (24)
     Deferred loss on cash flow hedges, net of income taxes     (1)           -
                                                               ---          ---
     Other comprehensive loss                                  (49)        (177)
     Net income                                                418          369
                                                               ---          ---
     Comprehensive income                                     $369         $192
                                                              ====         ====

6.   Supplemental Disclosure to the Consolidated Statements of Cash Flows
     --------------------------------------------------------------------

     The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2002 and 2001:

     (In millions of dollars)                                  2002         2001
                                                               ----         ----

     Interest paid                                             $ 18          $42
     Income taxes paid                                         $399          $25

7.   Integration and Restructuring Costs
     -----------------------------------

     In 1999, as part of the 1998 combination with Sedgwick Group, plc ("Sedgwick") and the integration of Sedgwick, MMC adopted a plan to reduce staff and consolidate duplicative offices. The estimated cost of this plan relating to employees and offices of Sedgwick ("1999 Sedgwick Plan") amounted to $285 million and was included in the cost of the acquisition. Merger-related costs for employees and offices of MMC ("1999 MMC Plan") amounted to $266 million and were recorded as part of a 1999 special charge.

     In the third quarter of 2001, as a result of weakening business conditions, which were exacerbated by the events of September 11, MMC adopted a plan to provide for staff reductions and office consolidations, primarily in the consulting segment ("2001 Plan"). The charge of $61 million related to this Plan is comprised of $44 million for severance and related benefits affecting 750 people and $17 million for future rent under non-cancelable leases.

     The utilization of these charges is summarized as follows:

--------------------------------------------------------------------------------
1999 Sedgwick Plan:                              Utilized    Utilized   Balance
(In millions of dollars)                       and changes      in     March 31,
                                                in estimates    First      2002
                                      Initial     through      Qtr.
                                      Balance      2001        2002
--------------------------------------------------------------------------------
Termination payments to employees       $183      $(180)      $ -         $ 3
Other employee-related costs               5         (5)        -           -
Future rent under noncancelable leases    48        (28)       (1)         19
Leasehold termination and related costs   49        (30)        -          19
--------------------------------------------------------------------------------
                                        $285      $(243)       (1)        $41
-------------------------------------------------------------------------------
Number of employee terminations        2,400     (2,400)        -           -
Number of office consolidations          125       (125)        -           -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
1999 MMC Plan:                                   Utilized   Utilized    Balance
(In millions of dollars)                       and changes     in      March 31,
                                                in estimates   First       2002
                                      Initial     through     Qtr.
                                      Balance      2001       2002
--------------------------------------------------------------------------------
Termination payments to employees       $194      $(187)     $ (1)        $ 6
Future rent under noncancelable leases    31        (19)       (1)         11
Leasehold termination and related costs   16        (13)        -           3
Other integration related costs           25        (25)        -           -
--------------------------------------------------------------------------------
                                        $266      $(244)       (2)        $20
--------------------------------------------------------------------------------

Number of employee terminations        2,100     (2,100)        -           -
Number of office consolidations           50        (50)        -           -
--------------------------------------------------------------------------------

The actions contemplated by the 1999 Sedgwick Plan and the 1999 MMC Plan were substantially complete by year-end 2000. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements, are expected to be paid over several years.

--------------------------------------------------------------------------------
2001 Plan:                                                  Utilized    Balance
(In millions of dollars)                                      in       March 31,
                                                             First       2002
                                      Initial    Utilized    Qtr.
                                      Balance     2001       2002
--------------------------------------------------------------------------------
Termination payments to employees       $ 44       $(14)     $ (9)        $21
Future rent under noncancelable
leases                                    17          -        (1)         16
--------------------------------------------------------------------------------
                                         $61       $(14)     $(10)        $37
--------------------------------------------------------------------------------

Number of employee terminations          750       (506)     (155)         89
Number of office consolidations            9         (2)       (6)          1
--------------------------------------------------------------------------------

Actions under the 2001 Plan are expected to be substantially complete by June 30, 2002.

8.   Long-term Debt
     --------------

     In March 2002, MMC issued $500 million of 5.375% Senior Notes due 2007 and $250 million of 6.25% Senior Notes due 2012 (the "Notes"). Interest is payable semi-annually on March 15 and September 15 of each year commencing September 15, 2002. The proceeds of these Notes were used to repay a portion of commercial paper borrowings.

     MMC entered into interest rate swap transactions to hedge its exposure to changes in the fair value of the Notes. The swap transactions effectively convert the fixed rate obligations into floating rate obligations. Under the terms of the swaps, the swap counterparties will pay MMC a fixed rate equal to the coupon rate on the Notes. MMC will pay the swap counterparties a floating rate of 6-month Libor plus 9.25 bps for the five-year swap and 6-month Libor plus 25.45 bps for the ten year swap. The swaps qualify for hedge accounting and meet all the criteria necessary to conclude that the hedge will be perfectly effective under SFAS No. 133.

     Commercial paper borrowings of $750 million at March 31, 2002 and $1.0 billion at December 31, 2001 have been classified as long-term debt based on MMC's intent and ability to maintain or refinance these obligations on a long-term basis.


9.   Claims, Lawsuits and Other Contingencies
     ----------------------------------------

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

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. As of March 31, 2002, settlements and related costs previously paid amount to approximately $485 million, of which approximately $160 million is due from or has been paid by insurers. The remaining contingent exposure for pension redress and related costs is estimated to be $140 million, essentially all of which is expected to be recovered from insurers.

     MMC's ultimate exposure from the review by the Personal Investment Authority (now part of the U.K. Financial Services Authority), as presently calculated and including Sedgwick, is subject to a number of variable factors including, among others, the interest rate established quarterly by the U.K. regulators for calculating compensation, equity markets, and the precise scope, duration, and methodology of the review as required by that Authority.

     Putnam Investment Management LLC and Putnam Retail Management, Limited Partnership, two indirect subsidiaries of MMC, as well as entities from approximately two dozen other mutual fund companies were named as defendants in an action entitled Richard Nelson, et.al. v. AIM Advisors, Inc. et. al., Civ. A. No. 01-CV-282, in the United States District Court for the Southern District of Illinois. This purported nationwide class action alleged that the distribution and advisor fees paid by the various mutual funds from May 1, 1991 to the present were unlawful and excessive, that each fund complex exercised a controlling influence over statutorily independent directors of each fund and that these fees were thus not properly approved. The complaint alleged that the defendants' actions violated the Investment Company Act of 1940, as well as common law fiduciary duties, and sought, among other things, actual and punitive damages and declaratory relief. The Court, responding to motions by Putnam and the other defendants, has ordered that the respective claims asserted against the defendants be severed into separate actions and transferred to a more convenient forum for each defendant. Following the Court's ruling on the transfer motions, the plaintiffs voluntarily requested that the Court dismiss the action, including all claims against the Putnam entities. The Court dismissed the action on March 29, 2002, and there is no indication that the claims will be reasserted against the Putnam entities in any forum.

     As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited. MMC has subsequently disposed of substantially all of these insurance entities, however, guarantees issued by Sedgwick with respect to certain liabilities of River Thames remain open.

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

10.  Goodwill and Other Intangibles
     ------------------------------

     Effective January 1, 2002, MMC adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets in the financial statements and no longer be amortized but tested for impairment on a periodic basis. The provisions of this standard also require the completion of a transitional impairment test within six months of adoption.

     In accordance with SFAS No. 142, MMC discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the pro-forma effect of directly related expenses and income taxes for the three-month periods ended March 31, 2002 and 2001 follows:

    (In million of dollars, except per share data)      2002              2001
                                                       ------            ------

     Reported Net Income                                $418              $369
     Net amortization adjustment                           -                33
                                                       -----              -----
     Adjusted Net Income                                $418              $402
                                                        ====              ====

     Reported earnings per share - Basic               $1.53             $1.33
                                                       =====             =====
     Adjusted earnings per share - Basic               $1.53             $1.45
                                                       =====             =====

     Reported earnings per share - Diluted             $1.47             $1.27
                                                       =====             =====
     Adjusted earnings per share - Diluted             $1.47             $1.38
                                                       =====             =====

     Changes in the carrying amount of goodwill for the three-month period ended March 31, 2002, are as follows:

     Balance as of January 1, 2002                    $5,069
     Goodwill acquired                                     -
     Other adjustments                                   (14)
                                                      ------
     Balance as of March 31, 2002                     $5,055
                                                      ======


     The goodwill balance at March 31, 2002 includes approximately $115 million of equity method goodwill.

     Amortized intangible assets consist of the cost of client lists and client relationships acquired and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets that are not amortized. The gross carrying amount and accumulated amortization by major intangible asset class is as follows:


       (In millions of dollars)                     Balance at March 31, 2002
                                             -----------------------------------
                                             Gross    Accumulated   Net Carrying
                                              Cost    Amortization     Value
                                             ------   ------------  ------------
    Client lists and client
      relationships acquired                  $126        $ 42         $ 84
    Future revenue streams related
      to existing private equity funds         219          51          168
                                               ---          --          ---

    Total Amortized Intangibles               $345        $ 93         $252
                                              ====        ====         ====

     Aggregate amortization expense for the quarter ended March 31, 2002 was $8 million and the estimated aggregate amortization expense is as follows:

           Year Ending December 31,                     Estimated Expense
          --------------------------               ---------------------------


                   2002                                       $31
                   2003                                       $31
                   2004                                       $31
                   2005                                       $31
                   2006                                       $22

11.  Segment Information
     -------------------

     MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the three-month periods ended March 31, 2002 and 2001 follow:

     (In millions of dollars)
                                                       Revenue         Segment
                                                    from External     Operating
                                                      Customers         Income
                                                      ---------         ------

     2002
     Risk and Insurance Services                       $1,476 (a)        $462
     Investment Management                                594             175
     Consulting                                           565 (b)          74
                                                       ------            ----
                                                       $2,635            $711
                                                       ======            ====

     2001
     Risk and Insurance Services                       $1,354 (a)        $381
     Investment Management                                690             217
     Consulting                                           587 (b)          70
                                                       ------            ----
                                                       $2,631            $668
                                                       ======            ====

(a) Includes interest income on fiduciary funds ($27 million in 2002 and $49 million in 2001).

(b) Revenue and expense for 2001 reflect the reclassification of reimbursed (out-of-pocket) expenses. Effective January 1, 2002, expense reimbursements received from clients within the Consulting segment are recorded as revenue rather than an offset to expense, in compliance with guidance provided by the Financial Accounting Standards Board (EITF Issue No. 01-14).

     A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

                                                         2002             2001
                                                         ----             ----

     Total segment operating income                      $711             $668
     Corporate expense                                    (29)             (28)
     Reclassification of minority interest                  5                5
                                                         ----             ----
         Operating income                                 687              645
     Interest income                                        5                5
     Interest expense                                     (37)             (52)
                                                         ----              ----
     Total income before income taxes and
         minority interest                               $655             $598
                                                         ====             ====

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       First Quarter Ended March 31, 2002

General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh, the world's leading risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer, a major global provider of consulting services. Approximately 58,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest.

For a description of critical accounting policies, including those which involve significant management judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC's Annual Report on Form 10-K for the year ended December 31, 2001.

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

The consolidated results of operations follow:
--------------------------------------------------------------------------------

(In millions of dollars)                         2002                     2001
--------------------------------------------------------------------------------
Revenue:
Risk and Insurance Services                    $1,476                    $1,354
Investment Management                             594                       690
Consulting (a)                                    565                       587
                                                -----                      ----
                                                2,635                     2,631
                                                -----                     -----
Expense:
Compensation and Benefits                       1,249                     1,216
Other Operating Expenses                          699                       770
                                                -----                     -----
                                                1,948                     1,986
                                                -----                     -----

Operating Income                               $  687                    $  645
                                               ------                    ------
Operating Income Margin                         26.1%                      24.5%
                                                ====                       ====

--------------------------------------------------------------------------------
(a) Revenue and expense for 2001 reflect the reclassification of reimbursed (out-of-pocket) expenses to conform with current year presentation.

Revenue, derived mainly from commissions and fees, was essentially unchanged from the first quarter of 2001 and expenses decreased 2%. Revenue increased in the risk and insurance services segment, principally driven by a higher volume of business, offset by revenue declines in the investment management and consulting segments. The 2002 expenses reflect the change in accounting for goodwill discussed under New Accounting Pronouncements in this Management's Discussion and Analysis.

On a consolidated basis, underlying revenue which excludes the effect of such items as foreign exchange, acquisitions and dispositions, increased 2% as compared with 2001. The risk and insurance services segment experienced underlying revenue growth of approximately 12% primarily due to net new business and the effect of higher commercial insurance premium rates partially offset by lower fiduciary interest income. Revenue decreased 14% in the investment management segment as average assets under management declined from the prior year. Consulting revenue declined 3% for the quarter primarily reflecting a decline in the general management consulting and compensation and communication practices partially offset by increased levels of service provided by its retirement consulting and administration practice and its economic consulting practice.

Operating expenses, excluding the effect of foreign exchange, acquisitions and dispositions, and the change in accounting for goodwill, increased approximately 1% in the first quarter of 2002 primarily due to increased compensation and benefit costs in the risk and insurance services segment offset by lower incentive compensation in the investment management segment and lower discretionary expenses in the investment management and consulting segments.

Risk and Insurance Services
--------------------------------------------------------------------------------

(In millions of dollars)                         2002                     2001
--------------------------------------------------------------------------------

Revenue                                       $1,476                     $1,354
Expense                                        1,014                        973
                                               -----                     ------
Operating Income                              $  462                     $  381
                                               -----                     ------
Operating Income Margin                         31.3%                      28.1%
                                                ====                       ====

--------------------------------------------------------------------------------

Revenue Revenue for the risk and insurance services segment grew 9% over the first quarter of 2001. On a comparable basis, underlying revenue for the risk and insurance services segment rose approximately 12% primarily reflecting net new business and higher premium rates. Underlying reveue for insurance broking and risk management, which accounted for approximately 75% of the entire risk and insurance services segment, grew approximately 11%. This increase includes the impact of a 35% decrease in fiduciary interest income, resulting from a decline in interest rates, partially offset by higher average funds invested. Unerlying revenue for the reinsurance broking unit grew 22%, which includes the impact of a 44% decline in fiduciary interest income. Beginning in 2000 and continuing into 2001, the transfer of commercial risk has gradually become more difficult and costly with proportionate increases in premiums. The terrorist attacks in 2001 accelerated these trends. Insurance and reinsurance markets worldwide have tightened, capacity is reduced and rates increased. The size of the increases vary according to product line and clients' loss experience, which reflects a dynamic and changing marketplace. These trends are continuing into the second quarter of 2002.

Expense
Risk and insurance services expenses increased 4% over 2001. On a comparable basis, excluding the effect of such items as acquisitions, foreign exchange, and the change in accounting for goodwill, expenses increased approximately 9% from the first quarter of 2001 primarily reflecting increased compensation and benefit costs associated with staff growth and a higher volume of business.

Investment Management
--------------------------------------------------------------------------------

(In millions of dollars)                         2002                     2001
--------------------------------------------------------------------------------

Revenue                                          $594                      $690
Expense                                           419                       473
                                                  ---                       ---
Operating Income                                 $175                      $217
                                                 ----                      ----
Operating Income Margin                         29.5%                     31.4%
                                                ====                      ====

--------------------------------------------------------------------------------

Revenue
Putnam's revenue decreased 14% compared with the first quarter of 2001 reflecting a decline in the level of average assets under management on which fees are earned. Assets under management averaged $310 billion in the first quarter of 2002, a 12% decline from the $352 billion managed in the first quarter of 2001. Assets under management aggregated $314 billion at March 31, 2002 compared with $321 billion at March 31, 2001 and $315 billion at December 31, 2001. The change from December 31, 2001 results primarily from a decline in equity market levels. Assets under management at April 30, 2002 aggregated $305 billion.

Expense
Putnam's expenses decreased 11% in the first quarter of 2002 from the same period of 2001 primarily due to lower incentive compensation reflecting the current operating environment, as well as a reduction in volume related expenses.

Quarter-end and average assets under management are presented below:

--------------------------------------------------------------------------------

(In billions of dollars)                          2002                     2001
--------------------------------------------------------------------------------
Mutual Funds:
Core Equity                                        $62                      $59
Value Equity                                        54                       55
Growth Equity                                       52                       69
Fixed Income                                        49                       48
--------------------------------------------------------------------------------
                                                   217                      231
--------------------------------------------------------------------------------
Institutional Accounts:
Core Equity                                         46                       42
Value Equity                                         7                        6
Growth Equity                                       26                       26
Fixed Income                                        18                       16
--------------------------------------------------------------------------------
                                                    97                       90
--------------------------------------------------------------------------------
Quarter-end Assets                                $314                     $321
--------------------------------------------------------------------------------
Assets from Non-US Investors                       $30                      $27
--------------------------------------------------------------------------------
Average Assets                                    $310                     $352
--------------------------------------------------------------------------------

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets have recorded declines in each of the past two years after several years of substantial growth prior to 2000. These market declines have contributed to the decrease in assets under management and, accordingly, to the decrease in revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels. Revenue levels are sensitive to all of the factors above, but in particular, to changes in stock and bond market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services, invested domestically and globally, designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

At the end of the first quarter, assets held in equity securities represented 79% of assets under management, compared with 80% at March 31, 2001, while investments in fixed income products represented 21%, compared with 20% at March 31, 2001.

Consulting
--------------------------------------------------------------------------------

(In millions of dollars)                         2002                   2001(a)
-------------------------------------------------------------------------------

Revenue                                          $565                     $587
Expense                                           491                      517
                                                  ---                      ---
Operating Income                                 $ 74                     $ 70
                                                 ----                     ----
Operating Income Margin                         13.1%                    11.9%
                                                ====                     ====

--------------------------------------------------------------------------------
(a) Revenue and expense for 2001 reflect the reclassification of reimbursed (out-of-pocket) expenses to conform with current year presentation.

Revenue
Consulting revenue declined 4% in the first quarter of 2002 compared with the same period of 2001. Excluding items such as foreign exchange, acquisitions and dispositions, underlying consulting revenue decreased 3% in the first quarter of 2002. General management consulting declined 26% and compensation and communications consulting revenue declined 17% due to reduced demand for these services. Retirement consulting and administration revenue, which represented 47% of the consulting segment, grew 7% in the first quarter and economic consulting revenue rose 22%.

Expense
Consulting expenses declined 5% in 2002 compared with the first quarter of 2001. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, and the change in accounting for goodwill, expenses declined approximately 3% reflecting lower discretionary spending and a lower volume of business.

New Accounting Pronouncements
In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", MMC discontinued amortization of goodwill on a prospective basis, effective January 1, 2002. Although results of prior periods are not to be restated, SFAS No. 142 requires disclosure of the effect of the accounting change on all prior periods presented. The impact of this change on 2001 results, after the effect of taxes and directly related expenses, is an increase in diluted earnings per share as follows for the quarter ended: March 31 - $0.11; June 30 - $0.11; September 30 - $0.12; and December 31 - $0.11. Approximately 70% of the impact of this change is related to the Risk and Insurance Services segment.

Effective January 1, 2002, expense reimbursements received from clients within the consulting segment are recorded as revenue, rather than an offset to expense, in accordance with guidance provided in EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." Revenue and expense for prior periods reflect the reclassification of reimbursed expenses as follows:


Reclassification of Consulting Reimbursed Expenses

                                                     2001
                                 -----------------------------------------------
                                   1Q        2Q        3Q       4Q          YR
                                 ------   -------    ------   -------   -------
Revenue:
As Previously Reported           $  550    $  558    $  536    $  516    $2,160
Reimbursements                       37        36        36        39       148
                                 ------    ------    ------    ------    ------
After Reclassification           $  587    $  594    $  572    $  555    $2,308
                                 ------    ------    ------    ------    ------

Expense:
As Previously Reported           $  480    $  467    $  455    $  445    $1,847
Reimbursements                       37        36        36        39       148
                                 ------    ------    ------    ------    ------
After Reclassification           $  517    $  503    $  491    $  484    $1,995
                                 ------    ------    ------    ------    ------

Operating Income                 $   70    $   91    $   81    $   71    $  313
                                 ======    ======    ======    ======    ======

Operating Margin:
As Previously Reported             12.7%     16.3%     15.1%     13.8%     14.5%
After Reclassification             11.9%     15.3%     14.2%     12.8%     13.6%

Interest
Interest income earned on corporate funds amounted to $5 million in the first quarter of 2002, the same as the first quarter of 2001. Interest expense of $37 million decreased from $52 million in the first quarter of 2002 due to lower average interest rates in 2002 partially offset by an increase in the average outstanding debt in the first quarter of 2002.

Income Taxes
MMC's consolidated effective tax rate was 35.5% of income before income taxes and minority interest in the first quarter of 2002 compared with 37.5% in the first quarter of 2001. The reduction in the effective tax rate results from the implementation of SFAS No. 142, as a significant portion of the goodwill amortization expense recorded in prior years was not deductible for tax purposes.

Liquidity and Capital Resources
MMC anticipates that funds generated from operations will be sufficient to meet its foreseeable recurring operating cash requirements as well as to fund dividends, capital expenditures and scheduled repayments of long-term debt. MMC's ability to generate cash flow from operations is subject to the business risks inherent in each operating segment. MMC used $163 million of cash for operations for the period ended March 31, 2002 compared with a use of cash of $190 million for the same period in 2001. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes. MMC's use of cash for operations in the quarter ended March 31 in each year primarily results from seasonal cash demands related to incentive compensation payments.

MMC's cash and cash equivalents aggregated $543 million on March 31, 2002, an increase of $6 million from the end of 2001.

Financing Activity
In March 2002, MMC issued $500 million of 5.375% Senior Notes due in 2007 and $250 million of 6.25% Senior Notes due in 2012 (the "Notes"). The net proceeds from the Notes were used to pay down commercial paper borrowings. Commercial paper outstanding decreased $213 million during the first quarter of 2002 as a result of these repayments partially offset by seasonal demands related to incentive compensation payments.

MMC entered into interest rate swap transactions to hedge its exposure to changes in the fair value of the Notes. The swap transactions effectively convert the fixed rate obligations into floating rate obligations. Under the terms of the swaps, the swap counterparties will pay MMC a fixed rate equal to the coupon rate on the bonds. MMC will pay the swap counterparties a floating rate of 6-month Libor plus 9.25 bps for the five year swap and 6 month Libor plus 25.45 bps for the ten year swap. The swaps qualify for hedge accounting and meet all criteria necessary to conclude that the hedge will be perfectly effective under SFAS No. 133.

During the first quarter of 2002, MMC repurchased approximately 2.2 million shares of its common stock at a cost of approximately $235 million. MMC currently plans to continue to repurchase shares throughout 2002, subject to market conditions.

Investment Activity
MMC's additions to fixed assets and capitalized software, which amounted to $102 million in the first three months of 2002 and $124 million in the first quarter last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $530 million in connection with various MMC Capital funds and other MMC investments.
Approximately $200 million is expected to be invested during the remainder of 2002. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

Market Risk
Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Interest Rate Risk
MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are used on a limited basis to manage MMC's exposure to interest rate movements on its cash and investments, as well as to hedge the fair value of fixed rate debt, and are only executed with counterparties of high creditworthiness.

Foreign Currency Risk
The translated values of revenue and expense from MMC's international risk and insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. However, the net impact of these fluctuations on MMC's results of operations or cash flows has not been material. Forward contracts and options are periodically utilized by MMC to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of its business.

Equity Price Risk
MMC has both "available for sale" investments which are carried at market value under SFAS No. 115 and investments which are accounted for using the equity method under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in impairment losses. MMC reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

MMC utilizes option contracts to hedge the variability of cash flows from forecasted sales of certain available for sale investments. The hedge is achieved through the use of European style put and call options, which mature on the dates of the forecasted sales. The hedges are only executed with counterparties of high creditworthiness.

Other
As further explained in Note 9 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the Financial Services Authority. At current rates of exchange, the contingent exposure for pension redress and related cost is presently estimated to be approximately $140 million, essentially all of which is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements.

                           PART II, OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


               INFORMTION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                 MARCH 31, 2002



Item 1.        Legal Proceedings


               Putnam Investment Management LLC and Putnam Retail Management, Limited Partnership, two indirect subsidiaries of MMC, as well as entities from approximately two dozen other mutual fund companies were named as defendants in an action entitled Richard Nelson, et.al. v. AIM Advisors, Inc. et. al., Civ. A. No. 01-CV-282, in the United States District Court for the Southern District of Illinois. This purported nationwide class action alleged that the distribution and advisor fees paid by the various mutual funds from May 1, 1991 to the present were unlawful and excessive, that each fund complex exercised a controlling influence over statutorily independent directors of each fund and that these fees were thus not properly approved. The complaint alleged that the defendants' actions violated the Investment Company Act of 1940, as well as common law fiduciary duties, and sought, among other things, actual and punitive damages and declaratory relief. The Court, responding to the motions by Putnam and the other defendants, has ordered that the respective claims asserted against the defendants be severed into separate actions and transferred to a more convenient forum for each defendant.
               Following the Court's ruling on the transfer motions, the plaintiffs voluntarily requested that the Court dismiss the action, including all claims against the Putnam entities. The Court dismissed the action on March 29, 2002, and there is no indication that the claims will be reasserted against the Putnam entities in any forum.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

                    4. Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee
                         (incorporated by reference to the registrant's Registration Statement on Form S-4, Registration No. 333-87510).

                    12. Statement Re: Computation of Ratios of Earnings to Fixed Charges.

               (b)  Reports on Form 8-K.

                    None.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th day of May, 2002 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                               MARSH & McLENNAN COMPANIES, INC.



                                              /s/ Sandra S. Wijnberg
                                              Senior Vice President and
                                              Chief Financial Officer