Form 10-Q
period 2002-06-30
MARSH & MCLENNAN COMPANIES INC
filed 2002-08-13
CIK 62709

===============================================================================


-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                       For the quarter ended June 30, 2002



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

     As of July 31, 2002, there were outstanding 535,729,083 shares of common stock, par value $1.00 per share, of the registrant.

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause
actual   results  to  differ   materially   from  those   contemplated   by  any
forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial loss from the September 11 attack on the World Trade Center or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance services business are changes in competitive conditions, movements in premium rate levels, the continuation of challenging marketplace conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, the impact of terrorist attacks, natural catastrophes and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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

                          PART 1. FINANCIAL INFORMATION
                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share figures)
                                   (Unaudited)

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                         2002        2001      2002       2001
                                       ------     -------    -------    -------
Revenue                                $ 2,612    $ 2,541    $ 5,247    $ 5,172

Expense                                  2,047      2,015      3,995      4,001
                                       -------    -------    -------    -------

Operating Income                           565        526      1,252      1,171

Interest Income                              4          7          9         12

Interest Expense                           (38)       (56)       (75)      (108)
                                       -------    -------    -------    -------

Income Before Income Taxes
 And Minority Interest                     531        477      1,186      1,075

Income Taxes                               189        179        421        403

Minority Interest, Net of Tax                6          5         11         10
                                       -------    -------    -------    -------

Net Income                             $   336    $   293    $   754    $   662
                                       =======    =======    =======    =======
Basic Net Income
 Per Share                             $  0.62    $  0.53    $  1.38    $  1.20
                                       =======    =======    =======    =======
Diluted Net Income
 Per Share                             $  0.60    $  0.51    $  1.33    $  1.14
                                       =======    =======    =======    =======
Average Number of Shares
 Outstanding - Basic                       545        551        546        552
                                       =======    =======    =======    =======
Average Number of Shares
 Outstanding - Diluted                     562        573        565        574
                                       =======    =======    =======    =======
Dividends Declared                     $  0.28    $  0.27    $  0.55    $  0.52
                                       =======    =======    =======    =======

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                       (Unaudited)
                                                          June 30,  December 31,
                                                             2002        2001
                                                       ----------   ------------
ASSETS

Current assets:

Cash and cash equivalents                                  $    471    $    537
                                                           --------    --------
Receivables-
  Commissions and fees                                        2,326       2,288
  Advanced premiums and claims                                  154         188
  Other receivables                                             379         355
                                                           --------    --------
                                                              2,859       2,831

  Less-allowance for doubtful accounts and cancellations       (142)       (139)
                                                           --------    --------
  Net receivables                                             2,717       2,692
                                                           --------    --------
Prepaid dealer commissions -
  current portion                                               258         308
Other current assets                                            270         255
                                                           --------    --------
  Total current assets                                        3,716       3,792

Goodwill and intangible assets                                5,349       5,327

Fixed assets, net                                             1,242       1,235
(net of accumulated depreciation and
amortization of $1,171 at June 30, 2002
and $1,022 at December 31, 2001)

Long-term investments                                           691         826
Prepaid dealer commissions                                      419         528
Other assets                                                  1,707       1,585
                                                           --------    --------
                                                           $ 13,124    $ 13,293
                                                           ========    ========

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In millions, except per share figure)

                                                      (Unaudited)
                                                        June 30,    December 31,
                                                           2002          2001
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                          $    647      $    757
Accounts payable and accrued liabilities                    1,392         1,347
Accrued compensation and employee benefits                    758         1,088
Accrued income taxes                                          453           600
Dividends payable                                             152           146
                                                         --------      --------
  Total current liabilities                                 3,402         3,938
                                                         --------      --------
Fiduciary liabilities                                       4,162         3,630
Less - cash and investments held in
       a fiduciary capacity                                (4,162)       (3,630)
                                                         --------      --------

Long-term debt                                              2,857         2,334
                                                         --------      --------
Other liabilities                                           1,828         1,848
                                                         --------      --------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                -              -
Common stock, $1 par value, authorized
  800,000,000 shares, issued 560,641,640
  shares at June 30, 2002 and at
  December 31, 2001                                           561           561
Additional paid-in capital                                  1,550         1,620
Retained earnings                                           4,181         3,723
Accumulated other comprehensive loss                         (214)         (227)
                                                         --------      --------
                                                            6,078         5,677
Less - treasury shares, at cost,
22,498,655 shares at June 30, 2002 and
11,988,096 shares at December 31, 2001                     (1,041)         (504)
                                                         --------      --------
Total stockholders' equity                                  5,037         5,173
                                                         --------      --------
                                                         $ 13,124      $ 13,293
                                                         ========      ========

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)
                                                                Six Months Ended
                                                                     June 30,
                                                                  2002     2001
                                                                 -----    -----
Operating cash flows:
Net income                                                       $ 754    $ 662
   Adjustments to reconcile net income to cash generated
       from operations:
       Depreciation of fixed assets and capitalized software       159      168
       Amortization of intangible assets                            16       97
       Provision for deferred income taxes                          14       68
       Other, net                                                   21      (28)
Changes in assets and liabilities:
   Net receivables                                                 (25)     110
   Prepaid dealer commissions                                      159      118
   Other current assets                                            (24)       8
   Other assets                                                    (71)     (73)
   Accounts payable and accrued liabilities                         54     (200)
   Accrued compensation and employee benefits                     (329)    (627)
   Accrued income taxes                                           (151)     112
   Other liabilities                                               (17)    (111)
                                                                 -----    -----
   Net cash generated from operations                              560      304
                                                                 -----    -----
Financing cash flows:
Net (decrease) increase in commercial paper                       (357)     796
Other borrowings                                                   748       20
Other repayments of debt                                            (6)     (10)
Purchase of treasury shares                                       (802)    (308)
Issuance of common stock                                           235      144
Dividends paid                                                    (291)    (274)
                                                                 -----    -----
   Net cash (used for) provided by financing activities           (473)     368
                                                                 -----    -----
Investing cash flows:
Additions to fixed assets and capitalized software                (187)    (224)
Proceeds from sale of fixed assets                                  12      103
Acquisitions                                                       (21)     (47)
Other, net                                                          38     (333)
                                                                 -----    -----
   Net cash used for investing activities                         (158)    (501)
                                                                 -----    -----
Effect of exchange rate changes on cash
  and cash equivalents                                               5       (9)
                                                                 -----    -----
(Decrease)/Increase in cash & cash equivalents                     (66)     162
Cash & cash equivalents at beginning of period                     537      240
                                                                 -----    -----
Cash & cash equivalents at end of period                         $ 471    $ 402
                                                                 =====    =====

The accompanying notes are an integral part of these consolidated statements

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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

     In the normal course of business MMC makes investments through its subsidiary Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), primarily in insurance and reinsurance entities, and periodically sells these investments. In the second quarter of 2002, MMRCH sold an investment that it had acquired in 1997 to Trident II, L.P. MMC Capital, Inc. a wholly-owned subsidiary of MMRCH, serves as advisor to Trident II, L.P. Revenue of $9 million from this transaction was recorded by MMRCH.

3.   Fiduciary Assets and Liabilities
     --------------------------------

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $56 million and $95 million for the six months ended June 30, 2002 and 2001, respectively.

     Net uncollected premiums and claims and the related payables amounting to $11.4 billion at June 30, 2002 and $10.8 billion at December 31, 2001 are not included in the accompanying Consolidated Balance Sheets.

4.   Per Share Data
     --------------

     Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested Putnam Class B Common Shares and adding back dividend equivalent expense related to common stock equivalents. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares.

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2002 and 2001.

                                       Three Months   Six Months Ended
     (In millions)                    Ended June 30,       June 30,
     -------------                    --------------  ----------------
                                      2002    2001     2002     2001
                                      -----  -----    -----    -----
     Net income                       $ 336  $ 293    $ 754    $ 662
     Less:  Potential minority interest
      associated with Putnam Class B
      Common Shares net of dividend
      equivalent expense related to
      common stock equivalents         -       (2)      (1)       (6)
                                     -----   -----    -----     -----
     Net income for diluted
      earnings per share             $ 336   $ 291    $ 753    $ 656
                                     =====   =====    =====    =====

     Basic weighted average
      common shares outstanding        545     551      546      552
     Dilutive effect of potentially
      issuable common stock             17      22       19       22
                                       ---     ---      ---      ---
     Diluted weighted average
      common shares outstanding        562     573      565      574
                                       ===     ===      ===      ===

5.   Supplemental Disclosure to the Consolidated Statements of Cash Flows
     --------------------------------------------------------------------

     The following schedule provides additional information concerning interest and income taxes paid for the six-month periods ended June 30, 2002 and 2001.

     (In millions of dollars)           2002    2001
     ------------------------           ----    ----
     Interest paid                      $ 62    $117
     Income taxes paid                  $468    $133

6.   Comprehensive Income
     --------------------
     The components of comprehensive income for the six-month periods ended June 30, 2002 and 2001 are as follows:

     (In millions of dollars)                                   2002       2001
     ------------------------                                  -----      -----
     Foreign currency translation adjustments                  $  60      $ (82)
     Unrealized investment holding losses,
       net of income taxes                                       (33)       (93)
     Less:  Reclassification adjustment for gains
       included in net income, net of income taxes               (18)       (41)
     Deferred gain on cash flow hedges, net of income taxes        4          -
                                                               ------     ------
     Other comprehensive income/(loss)                            13       (216)
     Net income                                                  754        662
                                                               ------     ------
     Comprehensive income                                      $ 767      $ 446
                                                               ======     ======
7.   Integration and Restructuring Costs
     -----------------------------------

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

     In the third quarter of 2001, as a result of weakening business conditions, which were exacerbated by the events of September 11, MMC adopted a plan to provide for staff reductions and office consolidations, primarily in the consulting segment ("2001 Plan"). The charge of $61 million related to this Plan is comprised of $44 million for severance and related benefits affecting 750 people and $17 million for future rent under noncancelable leases.

The utilization of these charges is summarized as follows:


1999 Sedgwick Plan:                                Utilized and
(In millions of dollars)                Initial    changes in   Utilized in     Balance
                                        Balance    estimates    Six Months 2002 June 30, 2002
                                                   through 2001
                                        -------    ------------ --------------- -------------

Termination payments to employees         $183       $(180)       $(1)         $ 2
Other employee-related costs                 5          (5)         -            -
Future rent under noncancelable leases      48         (28)        (2)          18
Leasehold termination and related costs     49         (30)        (1)          18
                                          ----        -----       ----         ----
                                          $285       $(243)       $(4)         $38
                                          ----        -----       ----         ----


Number of employee terminations          2,400       (2,400)            -         -
Number of office consolidations            125         (125)            -         -

-------------------------------------------------------------------------------

1999 MMC Plan:                                     Utilized and
(In millions of dollars)                Initial    changes in   Utilized in     Balance
                                        Balance    estimates    Six Months 2002 June 30, 2002
                                                   through 2001
                                        -------    ------------ --------------- -------------

Termination payments to employees         $194       $ (187)       $(2)         $ 5
Future rent under noncancelable leases      31          (19)        (1)          11
Leasehold termination and related costs     16          (13)         -            3
Other integration related costs             25          (25)         -            -
                                          ----        -------      -----        ----
                                          $266       $ (244)       $(3)         $19
                                          ----        -------      -----        ----

Number of employee terminations          2,100       (2,100)         -            -
Number of office consolidations             50          (50)         -            -

-------------------------------------------------------------------------------

The actions contemplated by the 1999 Sedgwick Plan and the 1999 MMC Plan were substantially complete by year-end 2000. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements, are expected to be paid over several years. Accruals for lease termination costs are primarily related to expenses payable at the expiration of the lease terms.


2001 Plan
(In millions of dollars)                Initial    Utilized     Utilized in     Balance
                                        Balance    2001         Six Months 2002 June 30, 2002
                                        -------    --------     --------------- -------------


Termination payments to employees          $44        $(14)       $ (19)        $11
Future rent under noncancelable leases      17           -           (2)         15
                                          ----        -----       ------        ----
                                           $61        $(14)       $ (21)        $26
                                          ----        -----       ------        ----

Number of employee terminations            750        (506)        (221)         23
Number of office consolidations              9          (2)          (7)          -

--------------------------------------------------------------------------------

Actions under the 2001 Plan are expected to be substantially complete by September 30, 2002. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements are expected to be paid over several years.

8.   Goodwill and Other Intangibles
     ------------------------------

     In accordance with SFAS No. 142, MMC discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the pro-forma effect of directly related expenses and income taxes for the three and six-month periods ended June 30, 2002 and 2001 is as follows:

     (In millions, except per share figures)
                                               Three Months         Six Months
                                              Ended June 30,      Ended June 30,
                                           -----------------   -----------------
                                              2002      2001      2002      2001
                                           -------   -------   -------   -------
     Reported Net Income                   $   336   $   293   $   754   $   662
     Net amortization adjustment                 -        34         -        67
                                           -------   -------   -------   -------
     Adjusted Net Income                   $   336   $   327   $   754   $   729
                                           =======   =======   =======   =======
     Reported earnings per share - Basic   $  0.62   $  0.53   $  1.38   $  1.20
                                           =======   =======   =======   =======
     Adjusted earnings per share - Basic   $  0.62   $  0.59   $  1.38   $  1.32
                                           =======   =======   =======   =======
     Reported earnings per share - Diluted $  0.60   $  0.51   $  1.33   $  1.14
                                           =======   =======   =======   =======
     Adjusted earnings per share - Diluted $  0.60   $  0.57   $  1.33   $  1.26
                                           =======   =======   =======   =======

     Changes in the carrying amount of goodwill for the six-month period ended June 30, 2002, are as follows:

     Balance as of January 1, 2002                          $5,069
     Goodwill acquired                                           7
     Other adjustments (primarily foreign exchange)             22
                                                            ------
     Balance as of June 30, 2002                            $5,098
                                                            ======
     The goodwill balance at June 30, 2002 includes approximately $115 million of equity method goodwill.

     MMC has completed the transitional goodwill impairment test and determined that there is no impairment of goodwill.

     Amortized intangible assets consist of the cost of client lists and client relationships acquired and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets that are not amortized. The gross carrying amount and accumulated amortization by major intangible asset class is as follows:

     (In millions of dollars)               Balance at June 30, 2002
     ------------------------          -------------------------------------
                                       Gross   Accumulated   Net Carrying
                                       Cost    Amortization     Value
                                       -----   ------------ ----------------
     Client lists and client
      relationships acquired            $135       $ 45        $ 90
     Future revenue streams related
      to existing private equity funds   219         58         161
                                        ----       ----        ----
     Total Amortized Intangibles        $354       $103        $251
                                        ====       ====        ====
     Aggregate amortization expense for the six-months ended June 30, 2002 was $16 million and the estimated aggregate amortization expense is as follows:

        Year Ending December 31,                      Estimated Expense
         ------------------------                      -----------------
                   2002                                       $32
                   2003                                       $32
                   2004                                       $32
                   2005                                       $32
                   2006                                       $23


9.   Long-term Debt
     --------------

     In March 2002, MMC issued $500 million of 5.375% Senior Notes due 2007 and $250 million of 6.25% Senior Notes due 2012 (the "Notes"). Interest is payable semi-annually on March 15 and September 15 of each year commencing September 15, 2002. The proceeds of these Notes were used to repay a portion of commercial paper borrowings.

     MMC entered into interest rate swap transactions to hedge its exposure to changes in the fair value of the Notes. The swap transactions effectively converted the fixed rate obligations into floating rate obligations. Under the terms of the swaps, the swap counterparties will pay MMC a fixed rate equal to the coupon rate on the Notes. MMC will pay the swap counterparties a floating rate of 6-month Libor plus 9.25 bps for the five-year swap and 6-month Libor plus 25.45 bps for the ten-year swap. The swaps qualify for hedge accounting and meet all the criteria necessary to conclude that the hedge will be perfectly effective under SFAS No. 133.

     Commercial paper borrowings of $750 million at June 30, 2002 and $1.0 billion at December 31, 2001 have been classified as long-term debt based on MMC's intent and ability to maintain or refinance these obligations on a long-term basis.

10.  Share Repurchases
     -----------------

     During the first six months of 2002, MMC repurchased approximately 16.5 million shares of its common stock at a cost of approximately $841 million. MMC currently plans to continue to repurchase shares throughout 2002, subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan.

     MMC uses written put options to supplement its share repurchase program. The contracts are European style options, which generally expire three months from the date of sale. Settlement terms of the contracts are controlled by MMC and include physical, net-cash or net-share settlement. The contracts are recorded as equity transactions in accordance with EITF Issue No. 00-19, "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." At June 30, 2002, MMC had open contracts on 2.3 million shares, with strike prices ranging from $41.85 to $48.15 with a maximum potential purchase commitment of $104 million. The open contracts expire between July 22, 2002 and September 24, 2002 and have a fair value of $2 million at June 30, 2002. Approximately 43 thousand shares could be issuable if the company were to elect a net-share settlement of the contracts based on the fair value at June 30, 2002.

11.  Common Stock
     ------------

     On May 16, 2002, the Board of Directors authorized a two-for-one stock distribution of MMC's common stock, which was issued as a stock dividend on June 28, 2002.

12.  Claims, Lawsuits and Other Contingencies
     ----------------------------------------

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

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. As of June 30, 2002, settlements and related costs previously paid amount to approximately $500 million, of which approximately $175 million is due from or has been paid by insurers. The remaining estimated payments for pension redress and related costs accrued in the financial statements is $130 million, essentially all of which is expected to be recovered from insurers.

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

13.  Segment Information
     -------------------

     MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the six-month periods ended June 30, 2002 and 2001 follow:

     (In millions of dollars)                   Revenue             Segment
     ------------------------                from External         Operating
                                               Customers            Income
                                             -------------       --------------
     2002
     ----
     Risk and Insurance Services                $2,912 (a)          $  791
     Investment Management                       1,175                 344
     Consulting                                  1,160 (b)             164
                                                ------              ------
                                                $5,247              $1,299
                                                ======              ======

     2001
     ----
     Risk and Insurance Services                $2,605 (a)          $  634
     Investment Management                       1,386                 424
     Consulting                                  1,181 (b)             161
                                                ------              ------
                                                $5,172              $1,219
                                                ======              ======

     (a) Includes interest income on fiduciary funds ($56 million in 2002 and $95 million in 2001).

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

     A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:
                                                            2002           2001
                                                         --------       -------
     Total segment operating income                      $ 1,299        $ 1,219
     Corporate expense                                       (58)           (58)
     Reclassification of minority interest                    11             10
                                                         -------        -------
       Operating income                                    1,252          1,171
     Interest income                                           9             12
     Interest expense                                        (75)          (108)
                                                         -------        -------
     Total income before income taxes and
       minority interest                                 $ 1,186        $ 1,075
                                                         =======        =======

14.  Subsequent Event
     ----------------

     On August 9, 2002, Conseco, Inc. announced its intent to exercise a 30-day grace period on bond interest payments and engage financial and legal advisors for the purpose of beginning discussions with bondholders with a goal of restructuring the capital of the parent company. Thomas H. Lee Equity Fund IV, L.P. ("Fund IV") holds a significant preferred investment position in Conseco. In 1999, Putnam acquired an equity interest in Thomas
     H. Lee Partners, L. P., and the general partner of Fund IV. The significant capital restructuring that may result from the actions announced by Conseco may adversely impact the value of Fund IV's investment in Conseco, and consequently the value of Putnam's investments related to Fund IV. Putnam is assessing the impact of this event on its investments in Fund IV, which could result in a reduction of pre-tax operating income (non-cash) in the range of $10-15 million in the third quarter.

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Second Quarter and Six Months Ended June 30, 2002

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

The consolidated results of operations follow:
-------------------------------------- ------------------- --------------------
                                           Second Quarter         Six Months
(In millions of dollars)                   2002      2001       2002       2001
-------------------------------------- ------------------- --------------------
Revenue:
Risk and Insurance Services             $1,436     $1,251     $2,912     $2,605
Investment Management                      581        696      1,175      1,386
Consulting (a)                             595        594      1,160      1,181
                                        ------     ------     ------     ------
                                         2,612      2,541      5,247      5,172
                                        ------     ------     ------     ------
Expense:
Compensation and Benefits                1,281      1,222      2,530      2,438
Other Operating Expenses                   766        793      1,465      1,563
                                        ------     ------     ------     ------
                                         2,047      2,015      3,995      4,001
                                        ------     ------     ------     ------

Operating Income                        $  565     $  526     $1,252     $1,171
                                        ======     ======     ======     ======
Operating Income Margin                  21.6%      20.7%      23.9%      22.6%
                                        ======     ======     ======     ======
--------------------------------------------------------------------------------
(a) Revenue and expense for 2001 reflect the reclassification of reimbursed (out-of-pocket) expenses to conform with current year presentation.

Revenue, derived mainly from commissions and fees, rose 3% from the second quarter of 2001 and rose 1% for the six months. Expenses increased 2% for the second quarter and were essentially unchanged for the six months. Revenue increased in the risk and insurance services segment, principally driven by a higher volume of business, partially offset by a revenue decline in the investment management segment. The 2002 expenses reflect the change in accounting for goodwill discussed under "New Accounting Pronouncements" in this Management's Discussion and Analysis.

On a consolidated basis, underlying revenue which excludes the effect of such items as foreign exchange, acquisitions and dispositions, increased 3% as compared with the second quarter of 2001. The risk and insurance services segment experienced underlying revenue growth of approximately 16% primarily due to net new business and the effect of higher commercial insurance premium rates partially offset by lower fiduciary interest income. Revenue decreased 17% in the investment management segment as average assets under management declined from the prior year. Consulting revenue decreased 2% for the second quarter primarily reflecting a decline in the general management consulting, the rewards/talent management, and the communication practices partially offset by increased levels of service provided by its retirement consulting, administration and economic consulting practices. For the six months, consolidated underlying revenue declined approximately 2%.

Operating expenses, excluding the effect of foreign exchange, acquisitions and dispositions, and the change in accounting for goodwill, increased approximately 3% in the second quarter of 2002 primarily due to increased compensation and benefit costs in the risk and insurance services segment offset by lower incentive compensation and lower volume related expenses in the investment management segment. Underlying expenses increased 2% for the first six months of 2002 compared with the same period of 2001.

Risk and Insurance Services

-------------------------------------------------------------------------------
                                  Second Quarter                Six Months
(In millions of dollars)        2002          2001           2002         2001
-------------------------------------------------------------------------------

Revenue                       $1,436        $1,251         $2,912       $2,605
Expense                        1,107           998          2,121        1,971
                              ------        ------         ------       ------
Operating Income               $ 329         $ 253          $ 791       $  634
                              ======        ======         ======       ======
Operating Income Margin        22.9%         20.2%          27.2%        24.3%
                              ======        ======         ======       ======

-------------------------------------------------------------------------------

Revenue
Revenue for the risk and insurance services segment grew 15% over the second quarter of 2001. On a comparable basis, underlying revenue for the risk and insurance services segment rose approximately 16% primarily reflecting net new business and higher premium rates. Underlying revenue for insurance broking and risk management, which accounted for approximately 75% of the entire risk and insurance services segment, grew approximately 19%. This increase includes the impact of a 35% decrease in fiduciary interest income, resulting from a decline in interest rates, partially offset by higher average funds invested. Underlying revenue for the reinsurance broking unit grew 20%, which includes the impact of a 33% decline in fiduciary interest income. For the first six months of 2002, underlying revenue grew 14% over the same period of 2001.

Over the past two years, the transfer of commercial risk has become more difficult and costly with proportionate increases in premiums. Since the terrorist attacks in 2001, insurance and reinsurance markets worldwide have tightened, capacity is reduced and rates increased. The size of the increases varies according to product line and clients' loss experience, which reflects a dynamic and changing marketplace. These trends are continuing into the third quarter of 2002.

Expense
Risk and insurance services expenses increased 11% in the second quarter and 8% for the six months over 2001. On a comparable basis, excluding the effect of such items as acquisitions, foreign exchange, and the change in accounting for goodwill, expenses increased approximately 13% from the second quarter of 2001 and 11% for the six months primarily reflecting increased incentive compensation commensurate with strong operating performance and increased benefit costs and increased costs due to a higher volume of business.



Investment Management
--------------------------------------------------------------------------------
                                        Second Quarter            Six Months
(In millions of dollars)              2002         2001        2002        2001
--------------------------------------------------------------------------------

Revenue                                $581       $696       $1,175      $1,386
Expense                                 412        489          831         962
                                      -----      -----        -----       -----
Operating Income                       $169       $207         $344       $ 424
                                      =====      =====        =====       =====
Operating Income Margin               29.1%      29.7%        29.3%       30.6%
                                      =====      =====        =====       =====
--------------------------------------------------------------------------------

Revenue
Putnam's revenue decreased 17% compared with the second quarter of 2001 primarily reflecting a decline in the level of average assets under management on which fees are earned, as well as a decline in equity earnings for the Thomas
H. Lee investment. Assets under management averaged $301 billion in the second quarter of 2002, an 11% decline from the $340 billion managed in the second quarter of 2001. Assets under management aggregated $284 billion at June 30, 2002 compared with $339 billion at June 30, 2001 and $315 billion at December 31, 2001. The change from December 31, 2001 results from a $27 billion decrease due to a decline in equity market levels and $3.6 billion of net fund redemptions. Assets under management at July 31, 2002 aggregated $261 billion. Revenue for Putnam decreased 15% for the first six months of 2002 compared with the same period of 2001.

Expense
Putnam's expenses decreased 16% in the second quarter of 2002 from the same period of 2001 and 14% in the first six months of 2002 compared to 2001, primarily due to a reduction in volume related expenses, as well as lower incentive compensation reflecting the current operating environment.

Quarter-end and average assets under management are presented below:

---------------------------------------------------------------------

(In billions of dollars)                       2002             2001
----------------------------------- ---------------- ----------------
Mutual Funds:
Core Equity                                     $53             $ 64
Value Equity                                     49               55
Growth Equity                                    39               76
Fixed Income                                     50               47
----------------------------------- ---------------- ----------------
                                                191              242
----------------------------------- ---------------- ----------------
Institutional Accounts:
Core Equity                                      47               46
Value Equity                                      7                7
Growth Equity                                    20               28
Fixed Income                                     19               16
----------------------------------- ---------------- ----------------
                                                 93               97
----------------------------------- ---------------- ----------------
Quarter-end Assets                             $284             $339
----------------------------------- ---------------- ----------------
Assets from Non-US Investors                    $30              $29
----------------------------------- ---------------- ----------------
Average Assets                                 $301             $340
----------------------------------- ---------------- ----------------

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets have recorded declines in each of the past two years and over the first six months of 2002 after several years of substantial growth prior to 2000. These market declines are a primary cause to the decrease in assets under management and, accordingly, to the decrease in revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels. Revenue levels are sensitive to all of the factors above, but in particular, to changes in stock and bond market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services, invested domestically and globally, designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

At the end of the second quarter, assets held in equity securities represented 76% of assets under management, compared with 81% at June 30, 2001, while investments in fixed income products represented 24%, compared with 19% at June 30, 2001.

Consulting
--------------------------------------------------------------------------------
                                      Second Quarter             Six Months
(In millions of dollars)             2002        2001 (a)     2002     2001(a)
-------------------------------------------------------------------------------

Revenue                              $595        $594       $1,160      $1,181
Expense                               505         503          996       1,020
                                     ----        ----       ------      ------
Operating Income                      $90         $91        $ 164       $ 161
                                    =====       =====       ======      ======
Operating Income Margin             15.1%       15.3%        14.1%       13.6%
                                    =====       =====       ======      ======
------------------------------------------ ------------- ------------ ----------
(a) Revenue and expense for 2001 reflect the reclassification of reimbursed (out-of-pocket) expenses to conform with current year presentation.

Revenue
Consulting revenue was essentially unchanged in the second quarter of 2002 compared with the same period of 2001. Excluding items such as foreign exchange, acquisitions and dispositions, underlying consulting revenue decreased 2%. General management consulting revenue declined 24% and rewards/talent management and communications consulting revenue declined 13% due to reduced demand for these services. Retirement consulting and administration revenue, which represented 46% of the consulting segment, grew 6% in the second quarter and economic consulting revenue rose 16%. For the six months of 2002, underlying revenue decreased 2% compared with the same period of 2001.

Expense
Consulting expenses were essentially unchanged in the second quarter of 2002 compared with the same period of 2001 and declined 2% for the six months. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, and the change in accounting for goodwill, expenses were flat for the second quarter and declined 1% for the six months.

New Accounting Pronouncements
In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", MMC discontinued amortization of goodwill on a prospective basis, effective January 1, 2002. Although results of prior periods are not to be restated, SFAS No. 142 requires disclosure of the effect of the accounting change on all prior periods presented. The impact of this change on 2001 results, after the effect of taxes and directly related expenses, is an increase in diluted earnings per share as follows for the quarter ended: March 31 - $0.06; June 30 - $0.06; September 30 - $0.06; and December 31 - $0.05. Approximately 70% of the impact of this change is related to the Risk and Insurance Services segment.

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

Reclassification of Consulting Reimbursed Expenses
                                               2001
                       ---------------------------------------------------------
                               1Q           2Q         3Q        4Q          YR
                       ----------- ------------ ---------- --------- -----------
Revenue:
As Previously Reported       $550         $558       $536      $516      $2,160
Reimbursements                 37           36         36        39         148
                       ----------- ------------ ---------- --------- -----------
After Reclassification       $587         $594       $572      $555      $2,308
                       ----------- ------------ ---------- --------- -----------

Expense:
As Previously Reported       $480         $467       $455      $445      $1,847
Reimbursements                 37           36         36        39         148
                       ----------- ------------ ---------- --------- -----------
After Reclassification       $517         $503       $491      $484      $1,995
                       ----------- ------------ ---------- --------- -----------

Operating Income              $70          $91        $81       $71        $313
                       =========== ============ ========== ========= ===========

Operating Margin:
As Previously Reported      12.7%        16.3%      15.1%     13.8%       14.5%
After Reclassification      11.9%        15.3%      14.2%     12.8%       13.6%

Interest
Interest income earned on corporate funds amounted to $4 million in the second quarter of 2002, compared with $7 million in the second quarter of 2001. Interest expense of $38 million decreased from $56 million in the second quarter of 2001. The decrease in both interest income and interest expense is primarily due to lower average interest rates in 2002.

Income Taxes
MMC's consolidated effective tax rate was 35.5% of income before income taxes and minority interest in the second quarter of 2002 compared with 37.5% in the second quarter of 2001. The reduction in the effective tax rate results primarily from the implementation of SFAS No. 142, as a significant portion of the goodwill amortization expense recorded in prior years was not deductible for tax purposes.

Subsequent Event
On August 9, 2002, Conseco, Inc. announced its intent to exercise a 30-day grace period on bond interest payments and engage financial and legal advisors for the purpose of beginning discussions with bondholders with a goal of restructuring the capital of the parent company. Thomas H. Lee Equity Fund IV, L.P. ("Fund IV") holds a significant preferred investment position in Conseco. In 1999, Putnam acquired an equity interest in Thomas H. Lee Partners, L. P., and the general partner of Fund IV. The significant capital restructuring that may result from the actions announced by Conseco may adversely impact the value of Fund IV's investment in Conseco, and consequently the value of Putnam's investments related to Fund IV. Putnam is assessing the impact of this event on its investments in Fund IV, which could result in a reduction of pre-tax operating income (non-cash) in the range of $10-15 million in the third quarter.

Liquidity and Capital Resources
MMC anticipates that funds generated from operations will be sufficient to meet its foreseeable recurring operating cash requirements as well as to fund dividends, capital expenditures and scheduled repayments of long-term debt. MMC's ability to generate cash flow from operations is subject to the business risks inherent in each operating segment.

MMC generated $560 million of cash from operations for the period ended June 30, 2002 compared with $304 million for the same period in 2001. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes.

MMC's cash and cash equivalents aggregated $471 million on June 30, 2002, a decrease of $66 million from the end of 2001.

Financing Activity
In March 2002, MMC issued $500 million of 5.375% Senior Notes due in 2007 and $250 million of 6.25% Senior Notes due in 2012 (the "Notes"). The net proceeds from the Notes were used to pay down commercial paper borrowings.

MMC entered into interest rate swap transactions to hedge its exposure to changes in the fair value of the Notes. The swap transactions effectively convert the fixed rate obligations into floating rate obligations. Under the terms of the swaps, the swap counterparties will pay MMC a fixed rate equal to the coupon rate on the bonds. MMC will pay the swap counterparties a floating rate of 6-month Libor plus 9.25 bps for the five-year swap and 6 month Libor plus 25.45 bps for the ten year swap. The swaps qualify for hedge accounting and meet all criteria necessary to conclude that the hedge will be perfectly effective under SFAS No. 133.

During the first six months of 2002, MMC repurchased approximately 16.5 million shares of its common stock at a cost of approximately $841 million. MMC currently plans to continue to repurchase shares throughout 2002, subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period.

MMC uses written put options to supplement its share repurchase program. The contracts are European style options, which generally expire three months from the date of sale. Settlement terms of the contracts are controlled by MMC and include physical, net-cash or net-share settlement. The contracts are recorded as equity transactions in accordance with EITF Issue No. 00-19, "Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." At June 30, 2002, MMC had open contracts on 2,300,000 shares, with strike prices ranging from $41.85 to $48.15. The open contracts expire between July 22, 2002 and September 24, 2002.

Investment Activity
MMC's additions to fixed assets and capitalized software, which amounted to $187 million in the first six months of 2002 and $224 million in the six months last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $535 million in connection with various MMC Capital funds and other MMC investments.
Approximately $200 million is expected to be invested during the remainder of 2002. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

In the normal course of business MMC makes investments through its subsidiary Marsh & McLennan Risk Capital Holdings, Ltd., primarily in insurance and reinsurance entities, and periodically sells these investments. In the second quarter of 2002, MMC sold an investment that it had acquired in 1997 to Trident II, L.P. MMC Capital, Inc. a wholly-owned subsidiary of MMRCH, serves as advisor to Trident II, L.P. Revenue of $9 million from this transaction was recorded by MMRCH. The underlying revenue growth rate for the Risk and Insurance Services segment excludes the revenue from investment transactions.

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

Other
As further explained in Note 12 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the Financial Services Authority. At current rates of exchange, the estimated payments for pension redress and related costs accrued in the financial statements is $130 million, essentially all of which is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements.

                           PART II. OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                  JUNE 30, 2002



Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of MMC was held on May 16, 2002. Represented at the Meeting, at which stockholders took the following actions, were 229,537,807 shares or 85 percent of MMC's 271,579,404 shares of common stock outstanding and entitled to vote:

          1. MMC's stockholders elected the six director nominees named below with each receiving the following votes:


                                            Number of       Number of Shares
                                        Shares Voted For  Voted to be Withheld
                                        ----------------  --------------------

             Jeffrey W. Greenberg           196,216,063      33,321,744
             Stephen R. Hardis              224,335,999       5,201,808
             Rt. Hon. Lord Lang             225,455,231       4,082,576
             Morton O. Schapiro             224,747,356       4,790,451
             Adele Simmons                  224,215,303       5,322,504
             A.J.C. Smith                   224,585,370       4,952,437


          2. Deloitte & Touche LLP was  ratified  as MMC's  independent  public accountants  for  the  year  ending  December  31,  2002  with  a
             favorable  vote  of   219,132,973   of  the  shares   represented
             (9,142,489 against and 1,261,985 abstaining).

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    10.1 Renewal of Consulting  Agreement  between A.J.C.  Smith and MMC dated as of May 16, 2002.

                    10.2 Form  of  Waiver   dated  June  24,   2002  of  certain
                         provisions of the MMC Capital Long-Term Incentive Plan executed by Messrs. Greenberg and Davis.

                    10.3 Representative  Fund Advisory Contract with each of the
                         Putnam Funds.

                    12.1 Statement Re: Computation of Ratio of Earnings to Fixed
                         Charges.

          (b)  Reports on Form 8-K

               A Current Report on Form 8-K dated June 25, 2002 was filed by the registrant announcing it had extended its offer to exchange up to $500,000,000 aggregate principal amount of its registered 5.375% Senior Notes due 2007 and $250,000,000 aggregate principal amount of its registered 6.25% Senior Notes due 2012 for any and all outstanding unregistered 5.375% Senior Notes due 2007 and unregistered 6.25% Senior Notes due 2012 until 5:00 p.m., New York City time, on July 1, 2002.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE
                                   -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 12th day of August, 2002 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                                MARSH & McLENNAN COMPANIES, INC.



                                                /s/ Sandra S. Wijnberg
                                                -------------------------
                                                Senior Vice President and
                                                Chief Financial Officer