Form 10-Q
period 2002-09-30
MARSH & MCLENNAN COMPANIES INC
filed 2002-11-14
CIK 62709

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For the quarter ended September 30, 2002



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

     As of October 31, 2002, there were outstanding 537,061,702 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause
actual   results  to  differ   materially   from  those   contemplated   by  any
forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial losses from the September 11 attack on the World Trade Center, or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance services business are changes in competitive conditions, movements in premium rate levels, the continuation of challenging marketplace conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, the impact of terrorist attacks, natural catastrophes and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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
                                   (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                       ------------------    -------------------
                                          2002      2001       2002      2001
                                       -------    -------    -------   -------

Revenue                                 $2,553    $2,407      $7,800   $7,579

Expense                                  2,041     2,095(a)    6,036    6,096(a)
                                        ------    -------    -------  -------

Operating Income                           512       312       1,764    1,483

Interest Income                              5         6          14       18

Interest Expense                           (43)      (46)       (118)    (154)
                                        ------    ------     -------  -------

Income Before Income Taxes
  And Minority Interest                    474       272       1,660    1,347

Income Taxes                               168       100         589      503

Minority Interest, Net of Tax                7         4          18       14
                                        ------    ------     -------   ------

Net Income                              $  299    $  168      $1,053   $  830
                                        ======    ======      ======   ======

Basic Net Income
 Per Share                               $0.56     $0.31       $1.94    $1.51
                                         =====     =====       =====    =====

Diluted Net Income
 Per Share                               $0.55     $0.29       $1.88    $1.44
                                         =====     =====       =====    =====

Average Number of Shares
 Outstanding - Basic                       535       549         542      551
                                           ===       ===         ===      ===

Average Number of Shares
 Outstanding - Diluted                     548       569         559      572
                                           ===       ===         ===      ===

Dividends Declared                       $0.28     $0.27       $0.83    $0.78
                                         =====     =====       =====    =====

(a) 2001 expenses  include  charges of $173 related to September  11, 2001,  see note 8. The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                   (Unaudited)
                                                  September 30,    December 31,
                                                      2002              2001
                                                 --------------  --------------
ASSETS

Current assets:

Cash and cash equivalents                              $   675         $   537
                                                       -------         -------

Receivables-
  Commissions and fees                                   2,123           2,288
  Advanced premiums and claims                             138             188
  Other receivables                                        340             355
                                                        -------        -------
                                                         2,601           2,831

  Less-allowance for doubtful accounts and cancellations  (138)           (139)
                                                       -------         -------
  Net receivables                                        2,463           2,692
                                                       -------         -------
Prepaid dealer commissions - current portion               239             308
Other current assets                                       285             255
                                                       -------         -------

   Total current assets                                  3,662           3,792

Goodwill and intangible assets                           5,354           5,327

Fixed assets, net                                        1,249           1,235
(net of accumulated depreciation and
 amortization of $1,211 at September 30, 2002
 and $1,022 at December 31, 2001)

Long-term investments                                      568             826
Prepaid dealer commissions                                 355             528
Other assets                                             1,830           1,585
                                                       -------         -------
                                                       $13,018         $13,293
                                                       =======         =======

The accompanying notes are an integral part of these consolidated statements

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share figures)

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                           2002          2001
                                                    -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                           $   490       $   757
Accounts payable and accrued liabilities                    1,360         1,347
Accrued compensation and employee benefits                    836         1,088
Accrued income taxes                                          587           600
Dividends payable                                             151           146
                                                          -------       -------
  Total current liabilities                                 3,424         3,938
                                                          -------       -------

Fiduciary liabilities                                       3,854         3,630
Less - cash and investments held in
       a fiduciary capacity                                (3,854)       (3,630)
                                                          -------       -------


Long-term debt                                              2,888         2,334
                                                          -------       -------
Other liabilities                                           1,700         1,848
                                                          -------       -------
Commitments and contingencies                                   -             -

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued
Common stock, $1 par value, authorized
  800,000,000 shares, issued 560,641,640
  shares at September 30, 2002 and at
  December 31, 2001                                           561           561
Additional paid-in capital                                  1,466         1,620
Retained earnings                                           4,329         3,723
Accumulated other comprehensive loss                         (263)         (227)
                                                          -------       -------
                                                            6,093         5,677
Less - treasury shares, at cost,
 24,067,604 shares at September 30, 2002 and
 11,988,096 shares at December 31, 2001                    (1,087)         (504)
                                                          -------       -------

Total stockholders' equity                                  5,006         5,173
                                                          -------       -------
                                                          $13,018       $13,293
                                                          =======       =======

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)
                                   (Unaudited)
                                                             Nine Months Ended
                                                                September 30,
                                                             -------------------
                                                               2002        2001
                                                             ------      -------
Operating cash flows:
Net income                                                    $1,053     $  830
   Adjustments to reconcile net income to cash generated
       from operations:
       Depreciation of fixed assets and capitalized software     240        248
       Amortization of intangible assets                          25        147
       Provision for deferred income taxes                      (119)        (5)
       Other, net                                                 36        (25)
Changes in assets and liabilities:
   Net receivables                                               230         82
   Prepaid dealer commissions                                    242        204
   Other current assets                                           (9)        12
   Other assets                                                 (120)      (115)
   Accounts payable and accrued liabilities                       70        (15)
   Accrued compensation and employee benefits                   (251)      (552)
   Accrued income taxes                                           22        189
   Other liabilities                                            (130)      (128)
                                                               -----     -------
   Net cash generated from operations                          1,289        872
                                                               -----     -------

Financing cash flows:
Net (decrease) increase in commercial paper                     (515)       675
Other borrowings                                                 750         24
Other repayments of debt                                          (8)       (27)
Purchase of treasury shares                                   (1,167)      (590)
Issuance of common stock                                         436        312
Dividends paid                                                  (442)      (421)
                                                               -----     -------
   Net cash used for financing activities                       (946)       (27)
                                                               -----     -------

Investing cash flows:
Additions to fixed assets and capitalized software              (288)      (324)
Proceeds from sale of fixed assets                                21        161
Acquisitions                                                     (49)       (53)
Other, net                                                       115       (278)
                                                               -----     -------
   Net cash used for investing activities                       (201)      (494)
                                                               -----     -------

Effect of exchange rate changes on cash
 and cash equivalents                                             (4)         9
                                                               -----     ------
Increase in cash & cash equivalents                              138        360
Cash & cash equivalents at beginning of period                   537        240
                                                              ------     ------
Cash & cash equivalents at end of period                      $  675     $  600
                                                              ======     ======

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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

     In the normal course of business MMC makes investments through its subsidiary Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), primarily in insurance and reinsurance entities, and periodically sells these investments. In the second quarter of 2002, MMRCH sold an investment that it had acquired in 1997 to Trident II, L.P. MMC Capital, Inc., a wholly owned subsidiary of MMRCH, serves as advisor to Trident II, L.P. Revenue of $9 million from this transaction was recorded by MMRCH.

3.   Fiduciary Assets and Liabilities
     --------------------------------

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in revenue, amounted to $90 million and $135 million for the nine months ended September 30, 2002 and 2001, respectively.

     Net uncollected premiums and claims and the related payables amounting to $10.7 billion at September 30, 2002 and $10.8 billion at December 31, 2001 are not included in the accompanying Consolidated Balance Sheets.

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

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2002 and 2001.


                                          Three Months Ended  Nine Months Ended
     (In millions)                          September 30,       September 30,
      -----------                         ------------------  ------------------
                                            2002        2001   2002        2001
                                          ------        ----  -----        ----

     Net income                             $299        $168  $1,053       $830
     Less:  Potential minority interest
       associated with Putnam Class B
       Common Shares net of dividend
       equivalent expense related to
       common stock equivalents                -          (2)     (1)        (8)
                                            ----         ----   ------    -----
        Net income for diluted
          earnings per share                $299        $166  $1,052       $822
                                            ====        ====  ======       ====

        Basic weighted average
         common shares outstanding           535         549     542        551
        Dilutive effect of potentially
          issuable common stock               13          20      17         21
                                            ----         ---  ------       ----
        Diluted weighted average
           common shares outstanding         548         569     559        572
                                            ====        ====  ======        ===

5.   Supplemental Disclosure to the Consolidated Statements of Cash Flows

     The following schedule provides additional information concerning interest and income taxes paid for the nine-month periods ended September 30, 2002 and 2001.

     (In millions of dollars)                                   2002       2001
     ------------------------                                   ----       ----

     Interest paid                                              $ 91       $150
     Income taxes paid                                          $612       $169

6.   Comprehensive Income

     The components of comprehensive income for the nine-month periods ended September 30, 2002 and 2001 are as follows:

     (In millions of dollars)                                   2002       2001
     ------------------------                                 ------      -----

     Foreign currency translation adjustments                 $   71       $(34)
     Unrealized investment holding losses,
         net of income taxes                                     (79)      (165)
     Less:  Reclassification adjustment for gains
        included in net income, net of income taxes              (36)       (57)
     Deferred gain on cash flow hedges, net of income taxes        8          -
                                                              ------       ----
     Other comprehensive loss                                    (36)      (256)
     Net income                                                1,053        830
                                                              ------       ----
     Comprehensive income                                     $1,017       $574
                                                              ======       ====

7.   Pension Remeasurement

     Effective July 1, 2002, MMC amended the substantive plans as defined by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," related to its U.S. defined benefit pension plans. Discretionary cost of living increases had been included in the substantive plans for accounting purposes due to MMC's prior history of such grants. MMC no longer has the intention of granting such increases on a regular basis. The changes to the substantive plans have been accounted for as plan amendments. The assets and liabilities of the plans were remeasured at July 1, 2002 to reflect the amendments and included a reduction of the expected rate of return on plan assets to 9.25% from 10%. The change in the substantive plans reduced the Projected Benefit Obligation by approximately $240 million.

8.   Integration and Restructuring Costs and Charges Related to September 11
     -----------------------------------------------------------------------

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

     As a result of the events of September 11, pretax charges of $173 million were recorded in the third quarter of 2001. The charges included services and benefits provided to victims' families and to employees of $55 million, asset write-offs and impairments of $32 million, compensation costs associated with business disruption of $25 million and restructuring charges of $61 million which are discussed below. The charges are net of insurance recoveries of $126 million, which were recorded in the financial statements as of September 30, 2001. Charges related to September 11 decreased diluted net income per share by $0.19 for the quarter and $0.18 for the nine months ended September 30, 2001. Additional charges of $14 million were recorded in the fourth quarter of 2001. Excluding restructuring charges, the remaining liability for charges related to September 11 was $5 million at September 30, 2002, primarily related to providing continued access to MMC's health and benefit plans as well as counseling for victims' families.

     In the third quarter of 2001, as a result of weakening business conditions, which were exacerbated by the events of September 11, MMC adopted a plan to provide for staff reductions and office consolidations, primarily in the consulting segment ("2001 Plan"). The restructuring charges of $61 million related to this Plan is comprised of $44 million for severance and related benefits affecting 750 people and $17 million for future rent under noncancelable leases.

The utilization of these charges is summarized as follows:

--------------------------------------------------------------------------------
                                                  Utilized   Utilized
1999 Sedgewick Plan:                             and changes    in
(In millions of dollars)                Initial  in estimates  Nine    Balance
                                        Balance   through     Months  Sept. 30,
                                                    2001       2002     2002
--------------------------------------------------------------------------------
Termination payments to employees        $183      $(180)      $(2)         $ 1
Other employee-related costs                5         (5)        -            -
Future rent under noncancelable leases     48        (28)       (2)          18
Leasehold termination and related costs    49        (30)       (1)          18
--------------------------------------------------------------------------------
                                         $285      $(243)      $(5)         $37
--------------------------------------------------------------------------------

Number of employee terminations         2,400     (2,400)        -            -
Number of office consolidations           125       (125)        -            -
--------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                  Utilized   Utilized
1999 MMC Plan:                                  and changes     in
(In millions of dollars)                Initial  in estimates  Nine    Balance
                                        Balance   through     Months  Sept. 30,
                                                    2001       2002     2002
-------------------------------------------------------------------------------
Termination payments to employees        $194      $(187)      $(2)         $ 5
Future rent under noncancelable leases     31        (19)       (2)          10
Leasehold termination and related costs    16        (13)        -            3
Other integration related costs            25        (25)        -            -
--------------------------------------------------------------------------------
                                         $266      $(244)      $(4)         $18
--------------------------------------------------------------------------------
Number of employee terminations         2,100     (2,100)        -            -
Number of office consolidations            50        (50)        -            -
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

--------------------------------------------------------------------------------
2001 Plan
(In millions of dollars)                                     Utilized
                                                                in
                                        Initial    Utilized    Nine    Balance
                                        Balance      2001     Months  Sept. 30,
                                                               2002     2002
--------------------------------------------------------------------------------
Termination payments to employees        $ 44       $(14)     $(22)         $ 8
Future rent under noncancelable leases     17          -        (3)          14
--------------------------------------------------------------------------------
                                         $ 61       $(14)     $(25)         $22
--------------------------------------------------------------------------------

Number of employee terminations           750       (506)     (244)           -
Number of office consolidations             9         (2)       (7)           -
--------------------------------------------------------------------------------

Actions under the 2001 Plan were substantially complete by September 30, 2002. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements are expected to be paid over several years.

9.   Goodwill and Other Intangibles

     In accordance with SFAS No. 142, MMC discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the pro-forma effect of directly related expenses and income taxes for the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

     (In millions, except per share figures)

                                              Three Months
                                                 Ended         Nine Months Ended
                                               September 30,      September 30,
                                             ---------------   -----------------
                                             2002       2001    2002       2001
                                             ----       ----   -----       ----

     Reported Net Income                     $ 299      $168   $1,053      $830
     Net amortization adjustment                 -        32        -        99
                                             -----      -----   ------     -----
     Adjusted Net Income                     $ 299      $200   $1,053      $929
                                             =====      ====   ======     =====

     Reported earnings per share - Basic     $0.56     $0.31    $1.94     $1.51
                                             =====     =====    =====     =====
     Adjusted earnings per share - Basic     $0.56     $0.37    $1.94     $1.69
                                             =====     =====    =====     ======

     Reported earnings per share - Diluted   $0.55     $0.29    $1.88     $1.44
                                             =====     =====    =====     ======
     Adjusted earnings per share - Diluted   $0.55     $0.35    $1.88     $1.62
                                             =====     =====    =====     ======

     Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002, are as follows:

     Balance as of January 1, 2002                                   $5,069
     Goodwill acquired                                                   26
     Other adjustments (primarily foreign exchange)                      15
                                                                     ------
     Balance as of September 30, 2002                                $5,110
                                                                     ======

     The goodwill balance at September 30, 2002 includes approximately $121 million of equity method goodwill.

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

     Amortized intangible assets consist of the cost of client lists and client relationships acquired and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets that are not amortized. The gross carrying amount and accumulated amortization by major intangible asset class is as follows:

     (In millions of dollars)                  Balance at September 30, 2002
     -----------------------              -------------------------------------
                                           Gross     Accumulated    Net Carrying
                                            Cost     Amortization      Value
                                          -------   -------------    ----------
     Client lists and client
       relationships acquired               $140       $ 48            $ 92
     Future revenue streams related
       to existing private equity funds      216         64             152
                                            ----       ----            ----

     Total Amortized Intangibles            $356       $112            $244
                                            ====       ====            ====

     Aggregate amortization expense for the nine-months ended September 30, 2002 was $25 million and the estimated aggregate amortization expense is as follows:

         Year Ending December 31,                      Estimated Expense
      ------------------------------                -----------------------
                   2002                                       $34
                   2003                                       $33
                   2004                                       $33
                   2005                                       $30
                   2006                                       $24

10.  Long-term Debt
     --------------

     In March 2002, MMC issued $500 million of 5.375% Senior Notes due 2007 and $250 million of 6.25% Senior Notes due 2012 (the "Notes"). Interest is payable semi-annually on March 15 and September 15 of each year. The proceeds of these Notes were used to repay a portion of commercial paper borrowings.

     Concurrent with the issuance of the Notes, MMC entered into interest rate swap transactions to hedge its exposure to changes in the fair value of the Notes. The swap transactions, effectively, converted the fixed rate obligations into floating rate obligations. Under the terms of the swaps, the swap counterparties pay MMC a fixed rate equal to the coupon rate on the Notes. MMC pays the swap counterparties a floating rate of 6-month Libor plus 9.25 bps for the five-year swap and 6-month Libor plus 25.45 bps for the ten-year swap. In July 2002, MMC dedesignated 50% of the fair value hedge on each of the Notes and settled 50% of each of the related swaps. The portion of the Notes no longer hedged ceased being marked to market, and the cumulative amount of fair value adjustments previously recognized is being amortized over the remaining life of the related Notes. MMC redesignated the remaining portion of the swaps as a fair value hedge of 50% of the Notes. The redesignated swaps carry the identical terms and conditions as the original swaps and under SFAS No. 133 qualify for hedge accounting and meet all criteria necessary to conclude the hedge will be perfectly effective. Commercial paper borrowings of $750 million at September 30, 2002 and $1.0 billion at December 31, 2001 have been classified as long-term debt based on MMC's intent and ability to maintain or refinance these obligations on a long-term basis.

11.  Share Repurchases
     -----------------

     During the first nine months of 2002, MMC repurchased approximately 24 million shares of its common stock at a cost of approximately $1.2 billion. MMC repurchases shares, subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed.

     MMC uses written put options to supplement its share repurchase program. The contracts are European style options, which generally expire three months from the date of sale. Settlement terms of the contracts are controlled by MMC and include physical, net-cash or net-share settlement. The contracts are recorded as equity transactions in accordance with EITF Issue No. 00-19, "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." At September 30, 2002, MMC had open contracts on 925,000 shares, with strike prices ranging from $37.52 to $43.76 with a maximum potential purchase commitment of $38 million. The open contracts expire between October 24, 2002 and January 6, 2003, and have a fair value of $2 million at September 30, 2002. Approximately 59,000 shares could be issuable if the company were to elect a net-share settlement of the contracts based on the fair value at September 30, 2002.

12.  Common Stock
     ------------

     On May 16, 2002, the Board of Directors authorized a two-for-one stock distribution of MMC's common stock, which was issued as a stock dividend on June 28, 2002.

13.  Claims, Lawsuits and Other Contingencies
     ----------------------------------------

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

     Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick.As of September 30, 2002, settlements and related costs previously paid amount to approximately $508 million, of which approximately $184 million is due from or has been paid by insurers. The remaining estimated payments for pension redress and related costs accrued in the financial statements is $120 million, essentially all of which is expected to be recovered from insurers.

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


14.  Segment Information
     -------------------

     MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the nine-month periods ended September 30, 2002 and 2001 follow:

     (In millions of dollars)
     ------------------------               Revenue                 Segment
                                         from External             Operating
                                           Customers                 Income
                                          ------------             ----------
     2002
     Risk and Insurance Services             $4,343 (a)              $1,125
     Investment Management                    1,697                     460
     Consulting                               1,760 (b)                 250
                                            -------                 -------
                                             $7,800                  $1,835
                                             ======                  ======


     2001
     Risk and Insurance Services             $3,824 (a)              $  874
     Investment Management                    2,002                     613
     Consulting                               1,753 (b)                 242
                                             -------                -------
                                             $7,579                  $1,729
                                             ======                  ======

     (a) Includes interest income on fiduciary funds ($90 million in 2002 and $135 million in 2001).

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

     A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

                                                            2002           2001
                                                            ----           ----
     Total segment operating income                      $ 1,835        $ 1,729
     Charges relates to September 11                        --             (173)
     Corporate expense                                       (89)           (87)
     Reclassification of minority interest                    18             14
                                                         -------        -------
        Operating income                                   1,764          1,483
     Interest income                                          14             18
     Interest expense                                       (118)          (154)
                                                         -------        -------
     Total income before income taxes and
        minority interest                                $ 1,660        $ 1,347
                                                         =======        =======

15.  New Accounting Pronouncements
     -----------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 146 will be applied for exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not anticipated to have a material impact on MMC's consolidated financial position, results of operations or cash flows.

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             Third Quarter and Nine Months Ended September 30, 2002

General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh, the world's leading risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer, a major global provider of consulting services. Approximately 59,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

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

The consolidated results of operations follow:
--------------------------------------------------------------------------------
                                       Third Quarter            Nine Months
                                       -------------        ------------------
(In millions of dollars)               2002      2001       2002          2001
--------------------------------------------------------------------------------
Revenue:
Risk and Insurance Services          $1,431    $1,219     $4,343        $3,824
Investment Management                   522       616      1,697         2,002
Consulting (a)                          600       572      1,760         1,753
                                     ------    ------     ------        -------
                                      2,553     2,407      7,800         7,579
                                     ------    ------     ------        -------
Expense:
Compensation and Benefits             1,299     1,184      3,829         3,622
Other Operating Expenses                742       738      2,207         2,301
Charges related to September 11           -       173          -           173
                                      -----     -----      -----         -----
                                      2,041     2,095      6,036         6,096
                                      -----     -----      -----        ------

Operating Income                       $512      $312     $1,764        $1,483
                                       ====      ====     ======        ======
Operating Income Margin                20.1%     13.0%      22.6%         19.6%
                                       ====      ====     ======        ======
(a) Revenue and expense for 2001 reflect the reclassification of reimbursed (out-of-pocket) expenses to conform with current year presentation.

Revenue, derived mainly from commissions and fees, rose 6% from the third quarter of 2001 and rose 3% for the nine months. Expenses decreased 3% for the third quarter and 1% for the nine months. Revenue increased in the risk and insurance services segment, principally driven by a higher volume of business, partially offset by a revenue decline in the investment management segment. The 2002 expenses reflect the change in accounting for goodwill discussed under "New Accounting Pronouncements" in this Management's Discussion and Analysis and the write down related to Putnam's investment in T.H. Lee Equity Fund IV, L.P., discussed under "Investment Management." Expenses in 2001 include charges of $173 million related to September 11, which are discussed in detail in the September 30, 2001 Form 10-Q and the December 31, 2001 Form 10-K.


On a consolidated basis, underlying revenue which excludes the effect of such items as foreign exchange, acquisitions, dispositions and gains and losses on investments increased 4% as compared with the third quarter of 2001. The risk and insurance services segment experienced underlying revenue growth of approximately 16% primarily due to net new business and the effect of higher commercial insurance premium rates partially offset by lower fiduciary interest income. Revenue decreased 17% in the investment management segment as average assets under management declined 19% from the prior year. Consulting revenue increased 2% for the third quarter primarily reflecting an increase in retirement consulting and administration as well as economic consulting practices partially offset by a decline in general management consulting. For the nine months, consolidated underlying revenue rose approximately 3%.

Operating expenses, excluding the effect of foreign exchange, acquisitions, dispositions, the change in accounting for goodwill and charges related to September 11, increased approximately 7% in the third quarter of 2002 primarily due to increased compensation and benefit costs in the risk and insurance services segment partially offset by reduced incentive compensation and lower volume related expenses in the investment management segment. Underlying expenses increased 4% for the first nine months of 2002 compared with the same period of 2001.

Risk and Insurance Services
--------------------------------------------------------------------------------
                                         Third Quarter          Nine Months
                                       ----------------       ----------------
(In millions of dollars)               2002        2001       2002       2001
--------------------------------------------------------------------------------

Revenue                                $1,431    $1,219      $4,343    $3,824
Expense                                 1,097       979(a)    3,218     2,950(a)
                                       ------    ------      ------    ------
Operating Income                       $  334    $  240      $1,125    $  874
                                       ======    ======      ======    =======
Operating Income Margin                 23.3%     19.7%       25.9%      22.9%
                                       ======    ======      ======    =======

--------------------------------------------------------------------------------
(a) Excludes charges related to September 11, 2001

Revenue
Revenue for the risk and insurance services segment grew 17% over the third quarter of 2001. On a comparable basis, underlying revenue for the risk and insurance services segment rose approximately 16% primarily reflecting net new business and higher premium rates. Underlying revenue for insurance broking and risk management, which accounted for approximately 75% of the entire risk and insurance services segment, grew approximately 17%. This increase includes the impact of an 8% decrease in fiduciary interest income, resulting from a decline in interest rates, partially offset by higher average funds invested. Underlying revenue for the reinsurance broking unit grew 18%, which includes the impact of a 33% decline in fiduciary interest income. For the first nine months of 2002, underlying revenue grew 15% over the same period of 2001.

Over the past two years, the transfer of commercial risk has become more difficult and costly with proportionate increases in premiums. Since the terrorist attacks in 2001, insurance and reinsurance markets worldwide have tightened, capacity is reduced and rates increased. The size of the increases varies according to product line and clients' loss experience, which reflects a dynamic and changing marketplace. These trends are continuing into the fourth quarter of 2002.

Expense
Risk and insurance services expenses increased 12% in the third quarter and 9% for the nine months over 2001. On a comparable basis, excluding the effect of such items as acquisitions, foreign exchange, and the change in accounting for goodwill, expenses increased approximately 14% from the third quarter of 2001 and 12% for the nine months primarily reflecting increased incentive compensation commensurate with strong operating performance, higher benefit costs and increased costs due to a higher volume of business.

Expenses in 2001 exclude compensation and benefit costs of $15 million related to employees who were unable to report to work or were involved directly in the recovery efforts resulting from the September 11, 2001 attacks. These costs were recorded as part of the charges related to September 11, 2001 and are not included in the segment's operating expenses. These charges are discussed more fully in MMC's September 30, 2001 Form 10-Q.

Investment Management
--------------------------------------------------------------------------------
                                     Third Quarter              Nine Months
                                    ---------------         -------------------
(In millions of dollars)            2002       2001         2002           2001
--------------------------------------------------------------------------------

Revenue                             $522     $616          $1,697     $2,002
Expense                              406      427(a)        1,237      1,389(a)
                                    ----     ----          ------     -----
Operating Income                    $116     $189          $  460     $ 613
                                    ====     ====          ======     =====
Operating Income Margin             22.2%    30.7%           27.1%     30.6%
                                    =====    =====         ======     =====

--------------------------------------------------------------------------------
(a) Excludes charges related to September 11, 2001

Revenue
Putnam's revenue decreased 15% compared with the third quarter of 2001. Underlying revenue, which excludes a contractual payment from Putnam's Italian joint venture partner, declined 17% in the third quarter primarily reflecting a decline in the level of average assets under management on which fees are earned. Assets under management averaged $257 billion in the third quarter of 2002, a 19% decline from the $316 billion managed in the third quarter of 2001. Assets under management aggregated $238 billion at September 30, 2002 compared with $286 billion at September 30, 2001 and $315 billion at December 31, 2001. The change from December 31, 2001 results from a $66 billion decrease due to a decline in equity market levels and $11 billion of net fund redemptions. Assets under management at October 31, 2002 aggregated $249 billion. Underlying revenue for Putnam decreased 16% for the first nine months of 2002 compared with the same period of 2001.

Expense Putnam's expenses decreased 5% in the third quarter of 2002 from the same period of 2001 and 11% in the first nine months of 2002 compared to 2001, primarily due to a reduction in volume related expenses, as well as lower incentive compensation reflecting the current operating environment. These expense reductions are partially offset by a charge related to Putnam's minority interest investment in Thomas H. Lee Partners, L.P. ("TH Lee"), a private equity business. TH Lee is the general partner of T. H. Lee Equity Fund IV, L.P. ("Fund IV"). In the third quarter of 2002, Putnam determined its investments related to Fund IV may not be fully recoverable based on expected cash flows from Fund IV. The net impact of the write down related to Fund IV on Putnam's operating income was $32 million.

At September 30, 2002, the remaining intangible asset related to Fund IV was $24 million which is being amortized over three years.

Expenses in 2001 exclude compensation and benefit costs of $6 million related to recovery efforts that were recorded as part of the charges related to September 11, 2001 and are not included in the segment's operating expenses. These charges are discussed more fully in MMC's September 30, 2001 Form 10-Q.

Quarter-end and average assets under management are presented below:
--------------------------------------------------------------------------------

(In billions of dollars)                                  2002             2001
--------------------------------------------------------------------------------
Mutual Funds:
Core Equity                                                $43             $ 51
Value Equity                                                38               49
Growth Equity                                               29               55
Fixed Income                                                51               48
--------------------------------------------------------------------------------
                                                           161              203
--------------------------------------------------------------------------------
Institutional Accounts:
Core Equity                                                 41               41
Value Equity                                                 6                6
Growth Equity                                               12               20
Fixed Income                                                18               16
--------------------------------------------------------------------------------
                                                            77               83
--------------------------------------------------------------------------------
Quarter-end Assets                                        $238             $286
--------------------------------------------------------------------------------
Assets from Non-US Investors                               $27              $26
--------------------------------------------------------------------------------
Average Assets                                            $257             $316
--------------------------------------------------------------------------------

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets have recorded declines in each of the past two years and over the first nine months of 2002 after several years of substantial growth prior to 2000. These market declines are the primary causes of the decrease in assets under management and, accordingly, to the decrease in revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions and changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels. Revenue levels are sensitive to all of the factors above, but in particular, to changes in stock and bond market valuations.

Putnam provides individual and institutional investors with a broad range of equity and fixed income investment products and services, invested domestically and globally, designed to meet varying investment objectives and which afford its clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

At the end of the third quarter, assets held in equity securities represented 71% of assets under management, compared with 78% at September 30, 2001, while investments in fixed income products represented 29%, compared with 22% at September 30, 2001.

Consulting
--------------------------------------------------------------------------------
                                            Third Quarter        Nine Months
                                            -------------        -----------
(In millions of dollars)                    2002   2001(a)    2002     2001(a)
--------------------------------------------------------------------------------

Revenue                                     $600    $572     $1,760    $1,753
Expense                                      514     491(b)   1,510     1,511(b)
                                            ----    ----     ------    ------
Operating Income                            $ 86    $ 81     $  250    $  242
                                            ====    ====     ======     =====
Operating Income Margin                     14.3%   14.2%      14.2%     13.8%
                                            ====    ====     ======     ======

-------------------------------------------------------------------------------
(a) Revenue and expense for 2001 reflect the reclassification of reimbursed (out-of-pocket) expenses to conform with current year presentation.
(b)  Excludes charges related to September 11, 2001

Revenue
Consulting revenue increased 5% in the third quarter of 2002 compared with the same period of 2001. Excluding items such as foreign exchange, acquisitions and dispositions, underlying consulting revenue increased 2%. Retirement consulting and administration revenue, which represented 45% of the consulting segment, grew 7% in the third quarter and economic consulting revenue rose 12%. General management consulting revenue declined 19% due to the continued slow down in corporate spending. For the nine months of 2002, underlying revenue decreased 1% compared with the same period of 2001.

Expense
Consulting expenses rose 5% in the third quarter of 2002 compared with the same period of 2001 and were essentially unchanged for the nine months. On a comparable basis, excluding the effect of such items as foreign exchange, acquisitions and dispositions, and the change in accounting for goodwill, expenses rose 2% for the third quarter and were essentially unchanged for the nine months.

Expenses in 2001 exclude compensation and benefit costs of $3 million related to the recovery efforts that were recorded as part of the charges related to September 11, 2001 and are not included in the segment's operating expenses. These charges are discussed more fully in MMC's September 30, 2001 Form 10-Q.

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

Effective January 1, 2002, expense reimbursements received from clients within the consulting segment are recorded as revenue, rather than an offset to expense, in accordance with guidance provided in EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Revenue and expense for prior periods reflect the reclassification of reimbursed expenses as follows:

Reclassification of Consulting Reimbursed Expenses
                                                      2001
                                 -----------------------------------------------
                                    1Q         2Q        3Q        4Q         YR
                                 -----------------------------------------------
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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No.146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No.146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 146 will be applied for exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not anticipated to have a material impact on MMC's consolidated financial position, results of operations or cash flows.

Interest
Interest income earned on corporate funds amounted to $5 million in the third quarter of 2002, compared with $6 million in the third quarter of 2001. Interest expense of $43 million decreased from $46 million in the third quarter of 2001. The decrease in both interest income and interest expense is primarily due to lower average interest rates in 2002.

Income Taxes
MMC's consolidated effective tax rate was 35.5% of income before income taxes and minority interest in the third quarter of 2002 compared with 36.8% in the third quarter of 2001. Excluding charges related to September 11, the effective tax rate was 37.5% for the third quarter 2001. The reduction in the effective tax rate results primarily from the implementation of SFAS No. 142, as a significant portion of the goodwill amortization expense recorded in prior years was not deductible for tax purposes.

Liquidity and Capital Resources
MMC anticipates that funds generated from operations will be sufficient to meet its foreseeable recurring operating cash requirements as well as to fund dividends, capital expenditures and scheduled repayments of long-term debt. MMC's ability to generate cash flow from operations is subject to the business risks inherent in each operating segment.

MMC generated $1.3 billion of cash from operations for the nine months ended September 30, 2002 compared with $872 million for the same period in 2001. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes.

MMC's cash and cash equivalents aggregated $675 million on September 30, 2002, an increase of $138 million from the end of 2001.

MMC determines the most advantageous use of near-term cash flow when considering alternatives including dividends, investments, acquisitions, potential funding alternatives for its pension programs, and share repurchases. In the third quarter, MMC increased its quarterly dividend by 6% to $.28 per share.

Financing Activity
In March 2002, MMC issued $500 million of 5.375% Senior Notes due in 2007 and $250 million of 6.25% Senior Notes due in 2012 (the "Notes"). The net proceeds from the Notes were used to pay down commercial paper borrowings.

Concurrent with the issuance of the Notes, MMC entered into interest rate swap transactions to hedge 100% of its exposure to changes in the fair value of the Notes. The swap transactions effectively converted the fixed rate obligations into floating rate obligations. Under the terms of the swaps, the swap counterparties pay MMC a fixed rate equal to the coupon rate on the bonds. MMC pays the swap counterparties a floating rate of 6-month Libor plus 9.25 bps for the five-year swap and 6 month Libor plus 25.45 bps for the ten-year swap. In July 2002, MMC dedesignated 50% of the fair value hedge on each of the Notes and settled 50% of each of the related swaps. The portion of the Notes no longer hedged ceased being marked to market, and the cumulative amount of fair value adjustments previously recognized is being amortized over the remaining life of the related Notes. MMC redesignated the remaining portion of the swaps as a fair value hedge of the 50% of the Notes. The redesignated swaps carry the identical terms and conditions as the original swaps and under SFAS No. 133 qualify for hedge accounting and meet all criteria necessary to conclude the hedge will be perfectly effective.

As a result of these transactions, the effective interest rate over the remaining life of the Notes, including the amortization of the fair value adjustments, is 4.5% for $250 million of the Notes due in 2007 and 5.5% for $125 million of the Notes Due in 2012 which are no longer being hedged. Interest on the hedged portion of the Notes, $250 million of the Notes due in 2007 and $125 million of the Notes due in 2012 remain subject to the swap terms described above.

During the first nine months of 2002, MMC repurchased approximately 24 million shares of its common stock at a cost of approximately $1.2 billion. MMC repurchases shares subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed.

MMC uses written put options to supplement its share repurchase program. The contracts are European style options, which generally expire three months from the date of sale. Settlement terms of the contracts are controlled by MMC and include physical, net-cash or net-share settlement. The contracts are recorded as equity transactions in accordance with EITF Issue No. 00-19, "Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." At September 30, 2002, MMC had open contracts on 925,000 shares, with strike prices ranging from $37.52 to $43.76. The open contracts expire between October 24, 2002 and January 6, 2003.

Investment Activity
MMC's additions to fixed assets and capitalized software, which amounted to $288 million in the first nine months of 2002 and $324 million in the nine months last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $500 million in connection with various MMC Capital funds and other MMC investments. Approximately $50 million is expected to be invested during the remainder of 2002. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

In the normal course of business MMC makes investments through its subsidiary Marsh & McLennan Risk Capital Holdings, Ltd., primarily in insurance and reinsurance entities, and periodically sells these investments. In the second quarter of 2002, MMC sold an investment that it had acquired in 1997 to Trident II, L.P. MMC Capital, Inc. a wholly owned subsidiary of MMRCH, serves as advisor to Trident II, L.P. Revenue of $9 million from this transaction was recorded by MMRCH. The underlying revenue growth rate for the Risk and Insurance Services segment excludes the revenue from investment transactions.

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

Other
As further explained in Note 13 to the consolidated financial statements, the disclosure and advice given to clients regarding certain personal pension transactions by certain present and former subsidiaries in the United Kingdom are under review by the Financial Services Authority. At current rates of exchange, the estimated payments for pension redress and related costs accrued in the financial statements is $120 million, essentially all of which is expected to be recovered from insurers. Approximately two-thirds of the contingent exposure is associated with the Sedgwick acquisition while the balance is associated with other current and former subsidiaries of MMC. Such amounts in excess of anticipated insurance recoveries have been provided for in the accompanying financial statements.

Part I - Item 4.  Controls & Procedures
---------------------------------------

a. Evaluation of Disclosure Controls and Procedures Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company required to be included in our reports filed under the Exchange Act.

b. Changes  in  Internal  Controls
There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II, OTHER INFORMATION
                           --------------------------

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                               September 30, 2002


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits
                3.  Bylaws (restated as last amended September 19, 2002).


               12. Statement Re: Computation of Ratio of Earnings to Fixed Charges.


          (b) Reports on Form 8-K

          A current report on Form 8-K dated August 7, 2002 was filed by the registrant submitting the sworn statements of its Principal Executive officer, Jeffrey W. Greenberg, and its Principal Financial Officer, Sandra S. Wijnberg, pursuant to the Securities and Exchange Commission Order No. 4-460.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th day of November, 2002 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                                MARSH & McLENNAN COMPANIES, INC.



                                               /s/ Sandra S. Wijnberg
                                               ----------------------
                                               Senior Vice President and
                                               Chief Financial Officer

CERTIFICATIONS

I, Jeffrey W. Greenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Marsh & McLennan Companies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002                           /s/ Jeffrey W. Greenberg
                                                       ------------------------
                                                       Chief Executive Officer

CERTIFICATIONS

I, Sandra S. Wijnberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Marsh & McLennan Companies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: November 14, 2002     /s/ Sandra W. Wijnberg
                                 ----------------------
                                 Senior Vice President & Chief Financial Officer