Form 10-K
period 2002-12-31
MARSH & MCLENNAN COMPANIES INC
filed 2003-03-26
CIK 62709

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                        MARSH & McLENNAN COMPANIES, INC.


                           1166 AVENUE OF THE AMERICAS
                          NEW YORK, NEW YORK 10036-2774
                                 (212) 345-5000

                           COMMISSION FILE NO. 1-5998
                        STATE OF INCORPORATION: DELAWARE
                 I.R.S. EMPLOYER IDENTIFICATION NO.: 36-2668272

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]. No [_].

     As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,060,690,713.

     As of February 28, 2003, there were outstanding 535,589,137 shares of common stock, par value $1.00 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)

Annual Report to Stockholders for the year ended
  December 31, 2002 ............................................. Parts I and II
Notice of Annual Meeting of Stockholders and Proxy Statement
  dated March 27, 2003 ..........................................       Part III


================================================================================

                        MARSH & McLENNAN COMPANIES, INC.

                                   ----------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                   ----------


                                     PART I

ITEM 1.    BUSINESS.

         Marsh & McLennan Companies, Inc. ("MMC"), is a global professional services firm with origins dating from 1871 in the United States. MMC is the parent company of various subsidiaries and affiliates that provide clients with analysis, advice and transactional capabilities in the fields of risk and insurance services, investment management and consulting.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 32 of the Annual Report to Stockholders for the year ended December 31, 2002 (the "2002 Annual Report"), which is incorporated herein by reference, for a discussion of MMC's revenues and operating income by industry segment for each of the last three fiscal years.

     RISK AND INSURANCE SERVICES. MMC's risk and insurance services are provided by its subsidiaries and their affiliates as broker, agent or consultant for insureds, insurance underwriters and other brokers on a worldwide basis in the areas of:

     o   risk management and insurance broking,
     o   reinsurance broking and services, and
     o   related insurance services.

These services are provided by Marsh Inc., which delivers risk and insurance services and solutions to clients through its various subsidiaries and affiliates. Risk management, insurance broking, financial solutions and insurance program management services are provided for businesses, public entities, associations, professional services organizations and private clients under the Marsh name. Reinsurance broking, catastrophe and financial modeling services and related advisory functions are conducted for insurance and reinsurance companies, principally under the Guy Carpenter name. Underwriting management services are performed for a wide range of clients under various names. In addition, MMC Capital provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments.

         MARSH INC. Marsh serves clients with risk and insurance services in more than 100 countries in all principal regions of the world where insurance business is done. These clients are engaged in essentially all of the major areas of manufacturing and services found in the world economy. Business clients range from prominent worldwide corporations to mid-size and small businesses and professional service organizations. Marsh's clientele also includes government agencies, high-net-worth individuals, and consumers served through affinity groups and employer-based programs.

         The services provided by Marsh's operating units include the identification, analysis, estimation, mitigation, financing and transfer of risks that arise from client operations. These risks relate to damage to property, various liability exposures, and other factors that could result in financial loss, including large and complex risks that require access to world insurance and financial markets. Risks addressed go beyond traditional property-liability areas to include a widening range of exposures. Examples of these risks include employment practices liability, the launch and operation of rockets and spacecraft, the development and operation of technology resources (such as computers, communications networks and websites), the theft or loss of intellectual property, copyright infringement, the remediation of environmental pollution, exposures related to mergers and acquisitions, the interruption of revenue streams derived from leasing and credit operations, political risks and various other financial, strategic and operating exposures.

         Marsh's subsidiaries provide a broad spectrum of services requiring expertise in multiple disciplines: risk identification, estimation and mitigation; conducting negotiations and placement transactions with the worldwide insurance and capital markets; gaining knowledge of specific insurance product lines and technical aspects of client operations, industries and fields of business; actuarial analysis; and understanding the regulatory and legal environments of various countries. Once client risks are identified, Marsh provides advice on addressing client exposures, including structuring programs for retaining, mitigating, financing, and transferring the risks in combinations that vary according to the risk profiles, requirements and preferences of clients. Specific professional functions provided in this process include loss-control services, the placement of client risks with the worldwide insurance and capital markets (risk transfer), the development of alternative risk financing methods, establishment and management of specialized insurance companies owned by clients ("captive insurance companies"); claims collection, injury management, claims administration, and other insurance and risk related services. In addition, financial solutions provided to clients include asset-backed securitization, financial guarantees and other advanced techniques for transferring risk into both the insurance and capital markets. Brokerage services are also provided to unaffiliated brokers in certain areas.

         Marsh operates principally through the offices of its subsidiaries and affiliates in various countries around the world. In addition, correspondent relationships are maintained with unaffiliated firms in certain countries.

         Reinsurance services are provided to insurance and reinsurance companies and other risk assumption entities by Guy Carpenter and its subsidiaries and affiliates and primarily involve acting as a broker or intermediary on all classes of reinsurance. Guy Carpenter's offices are located principally in North and South America, Europe and Asia Pacific. The predominant lines addressed are property and casualty. In addition, Guy Carpenter's reinsurance activities include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include providing advice, placing coverages with reinsurance markets, arranging risk-transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling and claims services. An insurance or reinsurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures.

         Marsh provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages. These services are provided under various names apart from Marsh.

         Marsh's Affinity and Private Client Practices business unit provides advice and program services to corporate, association and individual clients in North America and Europe. Marsh Affinity provides associations with the design, marketing, and administration of a variety of insurance-related products purchased by the association members. Marsh Affinity offers services and administration to corporations for employee voluntary payroll deduction programs and insurance- and benefit-related programs. Marsh's Private Client Services practice markets specialized risk and insurance programs to high net worth individuals and family offices. Marsh Financial Services offers key-person and executive benefit programs, as well as planning and wealth preservation solutions for affluent individuals.

         MMC CAPITAL, INC. MMC Capital is a private equity investment firm that manages fund families focused on distinct industry sectors. It is an advisor to The Trident Partnership L.P., a private investment partnership formed in 1994 with capital commitments of $660 million, and Trident II, L.P. formed in 1999 with $1.4 billion in capital commitments for investments in insurance, financial services and related industries. MMC Capital also is the advisor to two funds with aggregate capital commitments of $330 million for investments in technology companies and to a fund with capital commitments of $75 million for investments in communications and information companies primarily that support the financial services sector. Investors in these funds include MMC Capital's corporate parent and other investors. In response to Marsh's client needs, MMC Capital helped develop an additional source of insurance and reinsurance capacity after the September 11, 2001 terrorist attacks through the formation of AXIS Capital Holdings Limited ("AXIS"). AXIS had an initial capitalization of $1.6 billion, including investments by Trident II and MMC, and began underwriting in Bermuda during the fourth quarter of 2001.

         MMC Capital and its predecessor operations were instrumental in the formation of several substantial insurance and reinsurance entities, including ACE Ltd. and XL Capital Ltd. MMC Capital advises its immediate parent company, Marsh & McLennan Risk Capital Holdings, Ltd., regarding the latter's investments primarily in insurance and reinsurance entities and funds initiated by MMC Capital.

         As a result of the foregoing activities, subsidiaries and affiliates of MMC may have direct or indirect investments in insurance and reinsurance companies, including entities at Lloyd's, which are considered for client placements by MMC's insurance and reinsurance brokerage businesses.

         COMPENSATION FOR SERVICES. The revenue attributable to MMC's risk and insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; compensation for billing and related services in the form of interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds; placement service revenue from insurers; and compensation for services provided in connection with the organization, structuring and management of insurance, financial services and other industry-focused investments, including fees and dividends, as well as appreciation or depreciation that has been realized on sales of holdings in such investments.

         Revenue generated by risk and insurance services is fundamentally derived from the value of the services provided to clients and insurance markets. These revenues are affected by premium rate levels in the property and casualty and employee benefits insurance markets and available insurance capacity, since compensation is frequently related to the premiums paid by insureds. In many cases, compensation may be negotiated in advance based upon the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients (including insurance companies that are clients in the reinsurance intermediary business) and the volume of business from new and existing clients, as well as by the level of interest realized on the investment of fiduciary funds.

         Revenue and fees also may be received from originating, structuring and managing insurance, financial services and other industry-focused investments, as well as income derived from investments made by MMC. Placement service revenue includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the broker with that insurer, the aggregate commissions paid by the insurer for that business during specific periods, or the profitability or loss to the insurer of the risks placed. This revenue reflects compensation for services provided by brokers to the insurance market. These services include new product development, the development and provision of technology, administration, and the delivery of information on developments among broad client segments and the insurance markets.

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

     INVESTMENT MANAGEMENT. Investment management and related services are provided by Putnam Investments Trust and its subsidiaries. Putnam has been engaged in the investment management business since 1937, with its principal offices in Boston, Massachusetts. Putnam also has offices in London and Tokyo. Putnam provides individual and institutional investors with a broad range of both equity and fixed income investment products and services, invested domestically and globally. These products and services, designed to meet varying investment objectives, afford Putnam's clients the opportunity to allocate their investment resources among various investment products as changing worldwide economic and market conditions warrant.

         INVESTMENT MANAGEMENT SERVICES. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 2002, there were 101 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 14 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided on a separately managed or commingled basis to individuals, corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

         The majority of Putnam's assets under management are derived from U.S. individuals and institutions. In recent years Putnam has been expanding its international client base on a selective basis through joint ventures and the development of products such as offshore funds. Many international markets are well developed and have established investment management firms. It may be difficult for Putnam to establish businesses abroad whose profitability equals that of its business in the U.S. where it is one of the market leaders.

         In 2000, MMC entered into an agreement to purchase a minority investment in the publicly traded common stock of Gruppo Bipop-Carire S.p.A. ("Bipop") as part of a new agreement that expanded the companies' existing joint venture in Italy, and Putnam became the exclusive investment management partner for Bipop's planned expansion into other parts of Western Europe. In 2002, Bipop was merged with Banca di Roma, the combined businesses were reorganized and the names of the successor companies were changed. As a result of these actions Putnam's initial holding in Bipop is now comprised of common shares in Fineco S.p.A. and Capitalia S.p.A.

         Putnam has a minority interest in Thomas H. Lee Partners ("THL"), a private equity investment firm. In addition, Putnam and THL formed a joint venture entity, TH Lee, Putnam Capital in which Putnam owns a 25% interest. THL and TH Lee, Putnam Capital offer private equity and alternative investment funds for institutional and high-net-worth investors. Putnam is also an investor in certain of those funds.

         Assets managed by Putnam, on which management fees are earned, aggregated approximately $251 billion and $315 billion as of December 31, 2002 and 2001, respectively, invested both domestically and globally. Average assets under management were approximately $279 billion and $328 billion for 2002 and 2001, respectively. Mutual fund assets aggregated $164 billion at December 31, 2002 and $219 billion at December 31, 2001. Institutional account assets aggregated $87 billion at December 31, 2002 and $96 billion at December 31, 2001. Assets held in equity securities at December 31, 2002 represented 73% of assets under management, compared with 81% in 2001 and 85% in 2000, while investments in fixed income products represented 27%, compared with 19% in 2001 and 15% in 2000. Assets from non-U.S. investors aggregated approximately $33 billion and $30 billion at December 31, 2002 and 2001, respectively.

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

         PUTNAM FIDUCIARY TRUST COMPANY. A Putnam subsidiary, Putnam Fiduciary Trust Company, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. Putnam Fiduciary Trust Company receives compensation from the Putnam Funds for such services pursuant to written investor servicing agreements which may be terminated by either party on 90 days' notice, and pursuant to written custody agreements which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided. In addition, Putnam Fiduciary Trust Company provides administrative and trustee (or custodial) services, including participant accounting, plan administration and transfer agent services for employee benefit plans (in particular defined contribution 401(k) plans), IRAs and other clients, for which it receives compensation pursuant to service and trust or custodian contracts with plan sponsors and the Putnam Funds. In the case of employee benefit plans, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments.

         PUTNAM RETAIL MANAGEMENT LIMITED PARTNERSHIP. Putnam Retail Management Limited Partnership ("PRM"), a Putnam subsidiary and a registered broker dealer and NASD member, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of open-end funds are generally sold to investors at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount and class of shares purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without the payment of additional sales charges.

         In lieu of a front-end sales charge, all of the open-end Putnam Funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940, pursuant to which Putnam funds are available to investors with a contingent deferred sales charge. Under 12b-1 plans, the Putnam Funds make payments to PRM to cover costs relating to distribution of the Putnam Funds and services provided to shareholders. These payments enable PRM to pay service fees and other continuing compensation to firms that provide services to Putnam Fund shareholders and distribute shares of the Putnam Funds. Some Rule 12b-1 fees are retained by PRM as compensation for the costs of distribution and other services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These 12b-1 distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam. Failure of the Trustees to approve continuation of the Rule 12b-1 plans for Class B (deferred sales charge) shares would have a material adverse effect on Putnam's business and results of operations. The Trustees also have the ability to reduce the level of 12b-1 fees paid by a fund or to make other changes that would reduce the amount of 12b-1 fees received by Putnam. Such changes could have a material adverse effect on Putnam's business and results of operations.

         COMPENSATION FOR SERVICES. Putnam's revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and investment management fees for institutional accounts. Investment advisory revenues depend largely on the total value and composition of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets declined in 2002 for the third consecutive year after several years of substantial growth prior to 2000. Furthermore, in 2002 the mutual fund industry had net redemptions in equity funds for the first time in 14 years. The volatility in the equity markets contributed to the decline in assets under management and, accordingly, to the reduction of revenue recognized by Putnam. A continued decline in general market levels will reduce future revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels.

         Revenue levels are sensitive to all of the factors above, but in particular to significant changes in bond and stock market valuations. Fluctuations in the prices of stocks will have an effect on equity assets under management and may influence the flow of monies to and from equity funds and accounts. Fluctuations in interest rates and in the yield curve have a similar effect on fixed income assets under management and may influence the flow of monies to and from fixed-income funds and accounts.

     CONSULTING. Through Mercer Inc., subsidiaries and affiliates of MMC, separately and in collaboration, provide consulting and related services from locations around the world, primarily to business organizations, in the areas of:

     o Retirement Services including retirement consulting, administration and investment consulting;

     o    Health Care & Group Benefits consulting;

     o Human Capital consulting including performance, measurement and rewards, communication and human resource operations consulting;

     o Management and Organizational Change consulting comprising strategy, operations, organizational change, leadership and organizational design; and

     o    Economic consulting.

         Mercer Human Resource Consulting provides professional advice and services to corporate, government and institutional clients in more than 40 countries and territories in North and South America, Europe, Asia, Australia and New Zealand. Consultants help organizations understand, develop, execute and measure retirement, health care and group benefits and human capital programs, policies and strategies. Under the Mercer Investment Consulting name, the firm assists trustees of pension funds and others in the selection of investment managers and investment strategies. Mercer Human Resource Consulting also advises investment managers on product design and positioning. In certain locations outside of the United States, Mercer Human Resource Consulting advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and offers a retirement trust service, incorporating plan administration, trustee services and investment manager selection. The firm's Australian retirement trust is responsible for $2.3 billion of retirement plan assets, representing the interests of about 85,000 participants. Mercer Human Resource Consulting also has a benefits administration practice. In the U.S., Mercer Human Resource Consulting also operates an NASD registered broker dealer in connection with its investment consulting business to assist investment consulting clients in asset transitions when a new investment manager is selected.

         Mercer Risk, Finance and Insurance Consulting provides actuarial consulting services to insurance companies, government entities and other organizations on property-casualty, life and health care risks.

         Mercer Management Consulting provides advice and assistance on issues of business strategy and operational execution, primarily to large corporations in North America, Europe and Asia. Consultants help clients anticipate and realize future sources of value growth based on insights into rapidly changing customer priorities, economics and markets. Mercer Management Consulting also assists its clients in the implementation of their strategies. Under the Lippincott Mercer name, Mercer Management Consulting advises leading corporations on issues relating to brand, corporate identity and image.

         Mercer Delta Consulting, with offices in North America, Canada and Europe, works with senior executives and chief executive officers of major corporations and other institutions on organizational design and leadership of organizational change.

         National Economic Research Associates ("NERA") serves law firms, corporations, trade associations and governmental agencies, from offices in the United States, Europe, Asia and Australia. NERA provides research and analysis of economic and financial issues arising in competition, regulation, finance, public policy, litigation and management. NERA's auction practice advises clients on the structuring and operation of large scale auctions, such as telecommunications spectrum auctions. NERA also advises on transfer pricing.

         COMPENSATION FOR SERVICES. The major component of Mercer's revenue is fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. The Australian retirement trust business charges asset-based fees on invested assets. A relatively small amount of revenue is derived from brokerage commissions in connection with a registered securities broker dealer.

         Revenue in the consulting business is affected by, among other things, economic conditions around the world, including changes in clients' industries and markets. Furthermore, revenue is subject to the introduction of new products and services, broad trends in employee demographics, the effect of government policies and regulations, market valuations, and interest and foreign exchange rate fluctuations.

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

         RISK AND INSURANCE SERVICES. While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of MMC's risk and insurance activities are also governed by investment, securities and futures licensing and other regulatory authorities. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if MMC has no licensed subsidiary, MMC may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

         INVESTMENT MANAGEMENT. Putnam's securities investment management activities are subject to regulation in the United States by the Securities and Exchange Commission ("SEC"), and other federal, state and self regulatory authorities and in the United Kingdom by the Financial Services Authority, as well as in certain other countries in which it does business. Putnam's officers, directors and employees may from time to time own securities, which are also held by the Putnam Funds or institutional accounts. Putnam's internal policies with respect to individual investments require prior clearance and reporting of transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

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

         CONSULTING. Mercer's largest service area, retirement-related consulting, is subject to pension law and financial regulation in many countries, including regulation by the Financial Services Authority in the UK. In addition, services related to brokerage activities, merger and acquisition assistance, trustee services, investment matters (including advice to individuals on the investment of personal pension assets) and the placing of individual and group insurance contracts subject Mercer Human Resource Consulting's subsidiaries to insurance, investment or securities regulations and licensing in various jurisdictions.

     COMPETITIVE CONDITIONS. Principal methods of competition in risk and insurance services and consulting include the quality and types of services and products that a broker or consultant provides its clients and their cost. Putnam competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products, as well as the manner in which such products are distributed, and the scope and quality of the shareholder and other services provided. Sales of Putnam fund shares are also influenced by general securities market conditions, government regulations, global economic conditions and advertising and sales promotional efforts. All of these businesses also encounter strong competition from both public corporations and private firms in attracting and retaining qualified employees.

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

         Certain insureds and groups of insureds have established programs of self insurance (including captive insurance companies), as a supplement or alternative to third-party insurance, thereby reducing in some cases the need for insurance placements. There are also many other providers of affinity group and private client services, including specialized firms as well as insurance companies and other institutions.

         MMC Capital competes with other organizations that set up private equity funds to structure and manage investments in the insurance industry. These organizations include insurance companies, brokers and from time to time, other market participants.

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

         CONSULTING. Mercer, one of the largest global consulting firms, is a leader in many of its businesses. Mercer Human Resource Consulting is the world's largest human resources consulting organization. Mercer Management Consulting is a medium-sized firm, respected in its various practice areas.

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

     SEGMENTATION OF ACTIVITY BY TYPE OF SERVICE AND GEOGRAPHIC AREA OF OPERATION. Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements on pages 51 and 52 of the 2002 Annual Report. MMC's non-U.S. operations are subject to the customary risks involved in doing business in other countries, including currency fluctuations and exchange controls.

     EMPLOYEES. As of December 31, 2002, MMC and its consolidated subsidiaries employed about 59,500 people worldwide, of whom approximately 38,000 were employed by subsidiaries providing risk and insurance services, approximately 5,600 were employed by subsidiaries providing investment management services, approximately 15,300 were employed by subsidiaries providing consulting services, and approximately 600 were employed by MMC.

EXECUTIVE OFFICERS OF MMC.

         The executive officers of MMC are elected annually. For information regarding executive officers who are also directors, see Item 10 below. As of March 25, 2003, the following individuals also were executive officers of MMC:

                  Francis N. Bonsignore, age 56, is Senior Vice
         President--Executive Resources & Development of MMC. He previously served as Senior Vice President--Human Resources & Administration from 1990 through June 2001. Immediately prior thereto he was partner and National Director--Human Resources for Price Waterhouse.

                  William L. Rosoff, age 56, is Senior Vice President and General Counsel of MMC. Before joining MMC in 2000, Mr. Rosoff was a partner at the law firm of Davis Polk & Wardwell, having rejoined that firm after serving two years as Senior Vice President and General Counsel of RJR Nabisco, Inc. Mr. Rosoff first joined Davis Polk & Wardwell in 1978 and became a partner in 1985.

                  John T. Sinnott, age 62, is Chairman of Marsh Inc. and was Chief Executive Officer of Marsh from 1999 through 2002. Mr. Sinnott joined MMC in 1963 and served as Vice Chairman and Chief Executive Officer of J&H Marsh & McLennan, Inc. and as President and Chief Executive Officer of Marsh & McLennan, Incorporated, the predecessors of Marsh Inc. He has been a director of MMC since 1992. Mr. Sinnott is retiring from MMC in July 2003 and will not be standing for re-election as a director at this year's annual meeting.

                  Sandra S. Wijnberg, age 46, is Senior Vice President and Chief Financial Officer of MMC. Before joining MMC in 2000, Ms. Wijnberg was a Senior Vice President and Treasurer of Tricon Global Restaurants, Inc. from 1997 through 1999. Prior thereto, Ms. Wijnberg spent three years with PepsiCo., last serving as Senior Vice President and Chief Financial Officer of its KFC Corporation division.

AVAILABLE INFORMATION.

         MMC is subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended. In accordance with the Exchange Act, MMC files its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, with the SEC. MMC makes these reports available free of charge through its web site, www.mmc.com, as soon as reasonably practicable after they are filed with the SEC.

         INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. MMC and its subsidiaries and their representatives may from time to time make verbal or written statements (including certain statements contained in this report, MMC's financial statements and other documents incorporated herein by reference and other MMC filings with the SEC) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses and expected insurance recoveries resulting from the September 11, 2001 terrorist attacks on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial losses from the September 11 attack on the World Trade Center, or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance services business are changes in competitive conditions, movements in premium rate levels, the continuation of challenging marketplace conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, the impact of terrorist attacks, natural catastrophes, and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions, and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, changes in the value of investments made in individual public and private companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates. Future actual pension expense or credits with respect to MMC's tax qualified defined benefit retirement plans will depend on plan provisions, future investment performance, future assumptions and various other factors related to the populations participating in the pension plans. Descriptions of certain of these factors are included elsewhere in this Annual Report and are incorporated herein by reference.

         Forward-looking statements speak only as of the date on which they are made, and MMC undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

         MMC is committed to providing timely and materially accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, MMC and its operating companies use their websites to convey meaningful information about their businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management at Putnam. Monthly updates of assets under management at Putnam will be posted on the first business day following the end of each month, except at the end of March, June, September and December, when such information will be released with MMC's quarterly earnings announcement. Investors can link to MMC and its operating company websites through www.mmc.com.

ITEM 2.    PROPERTIES.

         MMC and its subsidiaries have major office locations in New York, London and Boston, as well as other offices around the world.

         MMC and certain of its subsidiaries, including Marsh USA Inc. and Mercer Human Resource Consulting, Inc., as tenants in common, own a 69% condominium interest covering approximately 1,120,000 square feet in a 44-story building in midtown Manhattan in New York City, which serves as their worldwide headquarters. MMC has a fixed rate nonrecourse mortgage note agreement due in 2009 amounting to $200 million, bearing an interest rate of 9.8%, with the notes secured by MMC's interest in its worldwide headquarters. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater. MMC leases an additional 276,000 square feet of space in its headquarters building. MMC and its subsidiaries lease an additional 680,000 square feet in various locations around New York City in support of its operations, including a lease covering approximately 420,000 rentable square feet in a building under construction in Hoboken, New Jersey.

         The principal offices of the Marsh subsidiaries in the UK currently are located in the City of London in the Marsh Centre. This freehold building, comprising 360,000 square feet, was sold by a subsidiary of MMC in 2001. The office space in the Marsh Centre has been leased back on a temporary basis pending the completion of a move to approximately 340,000 square feet of office space in a new complex in London. Occupation of the new offices is expected to be completed in April 2003. Marsh subsidiaries lease an additional 230,000 square feet of office space in and around London in support of their operations. The principal offices of the Mercer subsidiaries in the UK currently comprise approximately 200,000 square feet of leased space in and around London. Mercer has entered into a lease covering approximately 140,000 rentable square feet in a new building under construction in London.

         The principal executive offices of the Putnam subsidiaries comprise approximately 315,000 square feet of leased space located at One Post Office Square, Boston, Massachusetts in Boston's financial district. Putnam leases an additional approximately 890,000 square feet in various locations around the Boston area for investor services and other activities in support of its operations.

         The remaining business activities of MMC and its subsidiaries are conducted principally in leased office space in cities throughout the world. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. From time to time, MMC and its subsidiaries may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

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

         Sedgwick Group plc, since prior to its acquisition, has been engaged in a review of previously undertaken personal pension plan business as required by United Kingdom regulators to determine whether redress should be made to customers. Other present and former subsidiaries of MMC are engaged in a comparable review of their personal pension plan businesses, although the extent of their activity in this area, and consequently their financial exposure, was proportionally much less than Sedgwick. As of December 31, 2002, settlements and related costs previously paid amount to approximately $525 million, of which approximately $200 million is due from or has been paid by insurers. A small percentage of cases remain to be settled at December 31, 2002, and the remaining payments are not expected to be material.

         Although the ultimate outcome of the matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on MMC's consolidated results of operations or its consolidated financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.   MARKET FOR MMC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information regarding dividends paid and the number of holders of MMC's common stock set forth on page 54 of the 2002 Annual Report is incorporated herein by reference.

         MMC's common stock is listed on the New York, Chicago, Pacific and London stock exchanges. The high and low stock prices* for our common stock for each quarterly period in 2002 and 2001 are as follows:

                          -------------------------------------------------
                                    2002                      2001
                          -------------------------------------------------
                             Stock Price Range         Stock Price Range
                             -----------------         -----------------
                               High      Low            High        Low
                               ----      ---            ----        ---
   First Quarter            $  56.90    47.20         $  59.03     42.63
   Second Quarter           $  57.30    45.13         $  55.90     40.15
   Third Quarter            $  49.45    38.40         $  51.40     39.70
   Fourth Quarter           $  49.99    34.61         $  55.50     47.18
                          -------------------------------------------------
                            $  57.30    34.61         $  59.03     39.70

--------
* Stock prices have been restated for a two-for-one stock distribution of MMC common stock, which was issued as a stock dividend on June 28, 2002.

ITEM 6.   SELECTED FINANCIAL DATA.

         The selected financial data on page 55 of the 2002 Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information on pages 23 through 32 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information under the heading "Market Risk" on page 31 of the 2002 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and the Independent Auditors' Report thereto on pages 33 through 53 of the 2002 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 54 of the 2002 Annual Report are incorporated herein by reference. Supplemental Notes to Consolidated Financial Statements are included on page 35 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MMC.

         Information as to the directors and nominees for the Board of Directors of MMC is incorporated herein by reference to the material set forth under the heading "Election of Directors" in our Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 2003 (the "2003 Proxy Statement").

         The Executive Officers of MMC are Messrs. Cabiallavetta, Coster, Davis, Greenberg, Groves and Lasser, with respect to whom information can be found under the heading "Election of Directors" in the 2003 Proxy Statement, and Messrs. Bonsignore, Rosoff, Sinnott and Ms. Wijnberg, with respect to whom information is provided in Part I above under the heading "Executive Officers of MMC".

         The information set forth in the 2003 Proxy Statement in the section "Information Regarding the Board of Directors" under "--Committees--The Audit Committee" and "--Code of Ethics" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the headings "Compensation of Executive Officers", "Compensation Committee Report" and "Stock Performance Graph" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Stock Ownership of Management and Certain Beneficial Owners" in the 2003 Proxy Statement is incorporated herein by reference.

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

         The following table sets forth information as of December 31, 2002, with respect to compensation plans under which equity securities of MMC are authorized for issuance:

--------------------------------------------------------------------------------
                                                               (c) NUMBER OF
                                                               SECURITIES
                                                               REMAINING
                         (a) NUMBER OF                         AVAILABLE FOR
                         SECURITIES TO BE   (b) WEIGHTED-      FUTURE ISSUANCE
                         ISSUED UPON        AVERAGE EXERCISE   UNDER EQUITY
                         EXERCISE OF        PRICE OF           COMPENSATION
                         OUTSTANDING        OUTSTANDING        PLANS (EXCLUDING
                         OPTIONS,           OPTIONS,           SECURITIES
                         WARRANTS AND       WARRANTS AND       REFLECTED IN
PLAN CATEGORY            RIGHTS(1)(2)       RIGHTS(2)          COLUMN(a))(2)
--------------------------------------------------------------------------------
Equity compensation       26,971,118           $31.3741         52,821,964 (3)
plan approved by
stockholders
--------------------------------------------------------------------------------
Equity compensation       55,159,736           $45.3190         76,961,579 (4)
plans not approved
by stockholders
--------------------------------------------------------------------------------
TOTAL                     82,130,854 (5)       $40.7396        129,783,543 (5)
--------------------------------------------------------------------------------

----------
(1) This column reflects shares subject to unexercised options granted over the last ten years under MMC's 2000 SENIOR EXECUTIVE INCENTIVE AND STOCK AWARD PLAN, 1997 SENIOR EXECUTIVE INCENTIVE AND STOCK AWARD PLAN, 1992 INCENTIVE AND STOCK AWARD PLAN, 2000 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN and 1997 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN. This column contains information regarding stock options only; there are no warrants or stock appreciation rights outstanding.

(2) The number of shares that may be issued at the close of current offering periods under stock purchase plans, and the weighted-average exercise price of such shares, is uncertain and is consequently not reflected in columns
     (a) and (b). The number of shares to be purchased will depend on the amount of contributions with interest accumulated under these plans as of the close of the offering periods. The shares remaining available for future issuance in column (c) includes any shares that may be acquired under all current offering periods for these plans. See notes (3) and (4) below.

(3)  Includes the following:

     o 35,465,556 shares available for future awards under the 1999 EMPLOYEE STOCK PURCHASE PLAN, a stock purchase plan qualified under Section 423 of the Internal Revenue Code. Employees may acquire shares at a discounted purchase price at the end of a one-year offering period with the proceeds of their contributions plus interest accumulated during the offering period. The purchase price may be no less than 85% of the lesser of the market price of the stock at the beginning or the end of the offering period.

     o 3,998,356 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards and other deferred compensation obligations.

     o 12,266,900 shares available for future awards under the 2000 SENIOR EXECUTIVE INCENTIVE AND STOCK AWARD Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

     The number of shares that may be issued in the future under the STOCK INVESTMENT SUPPLEMENTAL PLAN is uncertain and consequently is not reflected. The STOCK INVESTMENT SUPPLEMENTAL PLAN is a nonqualified deferred compensation plan providing benefits to employees whose benefits are limited under the tax-qualified STOCK INVESTMENT PLAN, an employee stock ownership plan with a 401(k) feature. The number of shares issued under this plan depends on participants' voluntary deferral elections, whether deferrals are directed into share units or other notional investments and the market value of a share.

(4)  Includes the following:

     o 14,162,885 shares available for future awards under the STOCK PURCHASE PLAN FOR INTERNATIONAL EMPLOYEES, STOCK PURCHASE PLAN FOR FRENCH EMPLOYEES, SAVE AS YOU EARN PLAN (U.K.), and IRISH SAVINGS RELATED SHARE OPTION SCHEME 2001.

     o 7,225,453 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards under the 2000 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN and predecessor plans and programs.

     o 52,782,380 shares available for future awards under the 2000 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

     o 231,709 shares available for future awards under the APPROVED SHARE PARTICIPATION SCHEMES FOR MARSH & MCLENNAN IRELAND AND MERCER IRELAND. Awards are made in restricted stock.

     o 2,366,642 shares available for future awards, and 192,510 shares that may be issued to settle outstanding awards, under the SPECIAL SEVERANCE PAY PLAN. Awards consist of stock units and dividend equivalents.

(5) MMC's Board of Directors has authorized the repurchase of common stock, including an ongoing authorization to repurchase shares in connection with awards granted under equity-based compensation plans, subject to market conditions and other factors. Pursuant to that authorization, MMC repurchased 24.2 million shares in 2002. See the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in Part II, Item 7 of this report.

         The material features of MMC's compensation plans that have not been approved by stockholders and under which MMC shares are authorized for issuance are described below. Any such material plans under which awards in MMC shares may currently be granted are included as exhibits to this report.

     o STOCK PURCHASE PLAN FOR INTERNATIONAL EMPLOYEES, STOCK PURCHASE PLAN FOR FRENCH EMPLOYEES, SAVE AS YOU EARN PLAN (U.K.) AND IRISH SAVINGS RELATED SHARE OPTION SCHEME. Eligible employees may elect to contribute to these plans through regular payroll deductions over an offering period which varies by plan from 1 to 5 years. At the end of the offering period, participants may receive their contributions plus interest and, in the case of the U.K. and Irish Plans, a 5% employer contribution, in cash or use that amount to acquire shares of stock at a discounted purchase price. Under the International and French Plans, the purchase price may be no less than 85% of the lesser of the market price of the stock at the beginning or end of the offering period, while under the U.K. and Irish Plans, the purchase price may be no less than 80% of the market price of the stock at the beginning of the offering period.

     o 2000 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN AND PREDECESSOR PLANS AND PROGRAMS. The terms of this plan and the 1997 Employee Incentive and Stock Award Plan are described in Note 8 to the Consolidated Financial Statements referenced in Part II, Item 8 of this report. In addition, the Stock Bonus Award Program provided for the payment of up to 50% of annual bonuses otherwise payable in cash, in the form of deferred stock units or deferred bonus units which are settled in shares. No future awards may be granted under any predecessor plan or program.

     o APPROVED SHARE PARTICIPATION SCHEMES FOR MARSH & MCLENNAN IRELAND AND MERCER IRELAND. Eligible participants may elect to acquire shares of restricted stock at market price by allocating their bonus, and in the case of the Marsh & McLennan plan, up to 3% of their basic salary. The acquired shares are held in trust and generally may not be transferred for two years following their acquisition. The initial value of any shares held in trust for more than five years is not subject to income tax.

     o SPECIAL SEVERANCE PAY PLAN. Under this plan, certain holders of restricted stock or awards in lieu of restricted stock with at least 10 years of service will receive payment in shares upon forfeiture of their award if their employment with MMC or one of its subsidiaries terminates. The amount of such payment is based on years of service, with the individual receiving up to a maximum of 90% of the value of the restricted shares after 25 years of service and is subject to execution of a non-solicitation agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information under the headings "Employment Agreement", "Directors Compensation" and "Transactions with Management and Others; Other Information" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, MMC's Chief Executive Officer and Chief Financial Officer have concluded that MMC's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of
1934) are effective in timely alerting them to material information relating to MMC required to be included in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

              1. Consolidated Financial Statements (incorporated herein by reference to pages 33 through 53 of the 2002 Annual Report):

                      Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

                      Consolidated Balance Sheets as of December 31, 2002 and
                      2001

                      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

                      Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2002

                      Notes to Consolidated Financial Statements

                      Independent Auditors' Report

                  Supplemental Notes to Consolidated Financial Statements

                  Independent Auditors' Report

                  Other:

                      Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 2002 (incorporated herein by reference to page 54 of the 2002 Annual Report)

                      Five-Year Statistical Summary of Operations (incorporated herein by reference to page 55 of the 2002 Annual Report)

              2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Notes to Consolidated Financial Statements.

              3.  The following exhibits are filed as a part of this report:

                  (3.1) MMC's restated certificate of incorporation (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1999)

                  (3.2)      MMC's by-laws

                  (4.1) Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Registration Statement on Form S-3, Registration No. 333-67543)

                  (4.2) First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

                  (4.3) Amended and Restated Rights Agreement dated as of January 20, 2000 between MMC and Harris Trust Company of New York (incorporated by reference to MMC's Registration Statement on Form 8-A/A filed on January 27, 2000)

                  (4.4) Amendment No. 1 to Amended & Restated Rights Agreement dated as of June 7, 2002, by and between MMC and Harris Trust Company of New York (incorporated by reference to MMC's Registration Statement on Form 8-A/A filed on June 20, 2002)

                  (4.5) Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Registration Statement on Form S-4, Registration No. 333-87510)

                  (10.1) *Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1999)

                  (10.2 *Marsh & McLennan Companies Stock Investment Supplemental Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

                  (10.3) *Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated June 16, 1997 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1997)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                  (10.4) *Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated November 20, 1997 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                             2000)

                  (10.5) *Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated January 1, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                  (10.6) *Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                             1996)

                  (10.7) *Putnam Investments, Inc. Executive Deferred Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

                  (10.8) *Putnam Investments, LLC Executive Deferred Bonus Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                             2000)

                  (10.9) *Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                             1992)

                  (10.10) *Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

                  (10.11) *Marsh & McLennan Companies, Inc. U.S. Employee 2002 Cash Bonus Award Voluntary Deferral Plan

                  (10.12) *Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1997)

                  (10.13) *Employment Agreement between Lawrence J. Lasser and Putnam Investments, Inc. effective as of December 31, 1997 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1997)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                  (10.14) *First Amendment effective as of January 1, 2001 to the Employment Agreement between Lawrence J. Lasser and Putnam Investments, Inc. (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                  (10.15) *Second Amendment effective as of March 22, 2001 to the Employment Agreement between Lawrence J. Lasser and Putnam Investments, LLC (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                  (10.16) *MMC Capital, Inc. Amended and Restated Long Term Incentive Plan dated as of March 19, 2001 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                  (10.17) *Consulting Agreement between A.J.C. Smith and MMC effective as of June 1, 2000 (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2000)

                  (10.18) *First Amendment dated as of May 24, 2001 to the Consulting Agreement between A.J.C. Smith and MMC (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30,
                             2001)

                  (10.19) *Renewal of Consulting Agreement between A.J.C. Smith and MMC dated as of May 16, 2002, (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30,
                             2002)

                  (10.20) *MMC Capital, Inc. Amended and Restated Deferred Compensation and Profits Limited Partnership Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.21) *Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.22) *Amended and Restated Limited Partnership Agreement of Marsh & McLennan Affiliated Fund, L.P. dated October 12, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                  (10.23) *Second Amended and Restated Limited Partnership Agreement of Marsh & McLennan Capital Professionals Fund, L.P. dated December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.24) *Amended and Restated Limited Partnership Agreement of Marsh & McLennan Capital Technology Professionals Venture Fund, L.P. dated as of December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.25) *First Amended and Restated Limited Partnership Agreement of MMC Capital Tech Professionals Fund II, L.P. dated as of October 31, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.26) *First Amended and Restated Limited Partnership Agreement of MMC Capital C&I Professionals Fund, L.P. dated as of July 21, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.27) *Amended and Restated Limited Partnership Agreement of Trident Capital II, L.P. dated December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.28) *Amended and Restated Limited Partnership Agreement of Marsh & McLennan Capital Technology Venture GP, L.P. dated December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.29) *Amended and Restated Limited Partnership Agreement of MMC Capital Tech GP II, L.P. dated as of August 22, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                             2001)

                  (10.30) *Limited Partnership Agreement of Marsh & McLennan Capital C&I GP, L.P. dated as of April 7, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.31) *Limited Partnership Agreement of Marsh & McLennan C&I Employees' Securities Company, L.P. dated as of July 21, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                  (10.32) *Limited Liability Company Agreement of Putnam Investments Employees' Securities Company I LLC dated as of October 3, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.33) *Limited Liability Company Agreement of Putnam Investments Employees' Securities Company II LLC dated as of June 15, 2002 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.34) Form of Waiver dated June 24, 2002 of certain provisions of the MMC Capital Long-Term Incentive Plan executed by Messrs. Greenberg and Davis (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30,
                             2002)

                  (10.35) Representative Fund Advisory Contract with each of the Putnam Funds (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002)

                  (12) Statement Re: Computation of Ratio of Earnings to Fixed Charges

                  (13) Annual Report to Stockholders for the year ended December 31, 2002, to be deemed filed only with respect to those portions which are expressly incorporated by reference

                  (14) Code of Ethics for Chief Executive and Senior Financial Officers

                  (21)       list of subsidiaries of MMC (as of 2/28/2003)

                  (23)       independent auditors' consent

                  (24)       powers of attorney

         (b) No reports on Form 8-K were filed by MMC in the fiscal quarter ended December 31, 2002





--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 26th day of March, 2003 on its behalf by the undersigned, thereunto duly authorized.

                                              MARSH & McLENNAN COMPANIES, INC.


                                              By /s/ Jeffrey W. Greenberg
                                                 -------------------------------
                                                 Jeffrey W. Greenberg
                                                 Chairman of the Board and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 26th day of March, 2003.


/s/ Jeffrey W. Greenberg                    Peter Coster*
---------------------------------------     ------------------------------------
Jeffrey W. Greenberg                        Peter Coster
Director, Chairman of the Board and         Director
Chief Executive Officer


/s/ Sandra S. Wijnberg                      Charles A. Davis*
---------------------------------------     ------------------------------------
Sandra S. Wijnberg                          Charles A. Davis
Senior Vice President and                   Director
   Chief Financial Officer


/s/ Robert J. Rapport                       Robert F. Erburu*
---------------------------------------     ------------------------------------
Robert J. Rapport                           Robert F. Erburu
Vice President and Controller               Director
   (Chief Accounting Officer)


Lewis W. Bernard *                          Oscar Fanjul*
---------------------------------------     ------------------------------------
Lewis W. Bernard                            Oscar Fanjul
Director                                    Director


Mathis Cabiallavetta*                       Ray J. Groves*
---------------------------------------     ------------------------------------
Mathis Cabiallavetta                        Ray J. Groves
Director                                    Director

Stephen R. Hardis*                         Morton O. Schapiro*
---------------------------------------    -------------------------------------
Stephen R. Hardis                          Morton O. Schapiro
Director                                   Director


Gwendolyn S. King*                         Adele Simmons*
---------------------------------------    -------------------------------------
Gwendolyn S. King                          Adele Simmons
Director                                   Director


The Rt. Hon. Lord Lang of Monkton, DL*     John T. Sinnott*
---------------------------------------    -------------------------------------
The Rt. Hon. Lord Lang of Monkton, DL      John T. Sinnott
Director                                   Director


Lawrence J. Lasser*                        A.J.C. Smith*
---------------------------------------    -------------------------------------
Lawrence J. Lasser                         A.J.C. Smith
Director                                   Director


David A. Olsen*
---------------------------------------
David A. Olsen
Director







----------
* William L. Rosoff, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form 10-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.

                                              /s/ William L. Rosoff
                                              ----------------------------------
                                                  William L. Rosoff

                                 CERTIFICATIONS

I, Jeffrey W. Greenberg, certify that:

         1. I have reviewed this annual report on Form 10-K of Marsh & McLennan Companies, Inc. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 26, 2003                   /s/ Jeffrey W. Greenberg
               ----------------                 -------------------------------
                                                    Jeffrey W. Greenberg
                                                    Chief Executive Officer

I, Sandra S. Wijnberg, certify that:

         1. I have reviewed this annual report on Form 10-K of Marsh & McLennan Companies, Inc. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 26, 2003                     /s/ Sandra S. Wijnberg
               ----------------                   -----------------------------
                                                      Sandra S. Wijnberg
                                                      Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:


We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 28, 2003; such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental notes to the consolidated financial statements (the "Supplemental Notes") listed in Item 15. These Supplemental Notes are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such Supplemental Notes, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization to conform to Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.




DELOITTE & TOUCHE LLP

New York, New York
February 28, 2003

                MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      Information concerning MMC's valuation accounts follows:

         An analysis of the allowance for doubtful accounts for the three years ended December 31, 2002 follows (in millions of dollars):

                                                   2002       2001       2000
                                                   ----       ----       ----
Balance at beginning of year...................    $139       $135       $132
Provision charged to operations................      21         30         18
Accounts written-off, net of recoveries........     (44)       (24)        (9)
Effect of exchange rate changes................       8         (2)        (6)
                                                   ----       ----       ----
Balance at end of year.........................    $124       $139       $135
                                                   ====       ====       ====

18.      Accumulated amortization.

         Accumulated amortization related to other intangible assets was $120 million and $85 million as of December 31, 2002 and 2001, respectively.