Form 10-Q
period 2003-03-31
MARSH & MCLENNAN COMPANIES INC
filed 2003-05-13
CIK 62709

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                      For the quarter ended March 31, 2003



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

As of April 30, 2003, there were outstanding 535,412,029 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,Inc.   and  its  subsidiaries  ("MMC")  and  their
representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, pension funding, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial losses from the September 11 attack on the World Trade Center, or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance service business are changes in competitive conditions, movements in premium rate levels, the continuation of difficult conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, the impact of terrorist attacks, natural catastrophes, and mergers between client organizations, including insurance and reinsurance companies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions, and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

Forward-looking statements speak only as of the date on which they are made, and MMC undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

MMC is committed to providing timely and materially accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, MMC and its operating companies use their websites to convey meaningful information about their businesses, including the anticipated release of quarterly financial results, and the posting of updates of assets under management at Putnam. Monthly updates of total assets under management at Putnam will be posted to the MMC website on the first business day following the end of each month, except at the end of March, June, September and December, when such information will be released with MMC's quarterly earnings announcement. Putnam posts mutual fund and performance data to its website regularly. Assets for most Putnam retail mutual funds are posted approximately two weeks after each month-end. Mutual fund net asset value (NAV) is posted daily. Historical performance and Lipper rankings are also provided. Investors can link to MMC and its operating company websites through www.mmc.com.

                          PART I, FINANCIAL INFORMATION
                          -----------------------------
                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------- -------------------------
For the Three Months Ended March 31,
(In millions, except per share figures)                       2003       2002
---------------------------------------------------- -------------------------

Revenue:
      Service revenue                                       $2,841     $2,603
      Investment income (loss)                                  11         32
---------------------------------------------------- -------------------------

          Operating revenue                                  2,852      2,635
---------------------------------------------------- -------------------------

Expense:
      Compensation and benefits                              1,378      1,249
      Other operating expenses                                 757        699
---------------------------------------------------- -------------------------
          Operating expenses                                 2,135      1,948
---------------------------------------------------- -------------------------

Operating income                                               717        687

Interest income                                                  6          5

Interest expense                                               (43)       (37)

---------------------------------------------------- -------------------------

Income before income taxes and minority interest               680        655

Income taxes                                                   232        232

Minority interest, net of tax                                    5          5

---------------------------------------------------- -------------------------

Net income                                                    $443     $  418

---------------------------------------------------- -------------------------

Basic net income per share                                  $  .83     $  .76

---------------------------------------------------- -------------------------

Diluted net income per share                                $  .81     $  .73

---------------------------------------------------- -------------------------

Average number of shares outstanding-Basic                     536        548

---------------------------------------------------- -------------------------

Average number of shares outstanding-Diluted                   547        569

---------------------------------------------------- -------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
                                                Unaudited
                                                 March 31,     December 31,
(In millions of dollars)                             2003             2002
-----------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                        $    566       $    546
-----------------------------------------------------------------------------

Receivables
  Commissions and fees                              2,251          2,178
  Advanced premiums and claims                        121            119
  Other                                               304            305
-----------------------------------------------------------------------------
                                                    2,676          2,602
  Less-allowance for doubtful accounts
    and cancellations                                (126)          (124)
-----------------------------------------------------------------------------
  Net receivables                                   2,550          2,478
-----------------------------------------------------------------------------
Prepaid dealer commissions -  current portion         201            226
Other current assets                                  289            414
-----------------------------------------------------------------------------

   Total current assets                             3,606          3,664

Goodwill and intangible assets                      5,412          5,404

Fixed assets, net                                   1,322          1,308
(net of accumulated depreciation and
 amortization of $1,299 at March 31, 2003
 and $1,275 at December 31, 2002)

Long-term investments                                 517            578
Prepaid dealer commissions                            248            292
Other assets                                        2,752          2,609
-----------------------------------------------------------------------------
                                                  $13,857        $13,855
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & MCLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                Unaudited
                                                March 31,      December 31,
(In millions of dollars)                           2003            2002
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt                                  $  772        $     543
Accounts payable and accrued liabilities          1,512            1,406
Accrued compensation and employee benefits          974            1,568
Accrued income taxes                                282              194
Dividends payable                                   151              152
--------------------------------------------------------------------------------
  Total current liabilities                       3,691            3,863
--------------------------------------------------------------------------------

Fiduciary liabilities                             4,378            4,010
Less - cash and investments held in
       a fiduciary capacity                      (4,378)          (4,010)
--------------------------------------------------------------------------------
                                                      -                -
Long-term debt                                    2,881            2,891
--------------------------------------------------------------------------------
Other liabilities                                 2,131            2,083
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                       -                -
Common stock, $1 par value, authorized
  800,000,000 shares, issued 560,641,640
  shares at March 31, 2003 and December 31, 2002    561              561
Additional paid-in capital                        1,341            1,426
Retained earnings                                 4,784            4,490
Accumulated other comprehensive loss               (453)            (452)
--------------------------------------------------------------------------------
                                                  6,233            6,025
Less - treasury shares, at cost,
24,879,846 shares at March 31, 2003 and
22,441,817 shares at December 31, 2002           (1,079)          (1,007)
--------------------------------------------------------------------------------

Total stockholders' equity                        5,154            5,018
--------------------------------------------------------------------------------
                                                $13,857          $13,855
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------
For Three Months ended March 31,                               2003      2002
(In millions of dollars)
-------------------------------------------------------------------------------
Operating cash flows:
Net income                                                   $  443    $  418
   Adjustments to reconcile net income to cash generated from
       (used for) operations:
       Depreciation of fixed assets, capitalized software
          and other intangible assets                            95        86
       Provision for deferred income taxes                       45        43
       (Gains) losses on investments                            (11)      (32)
Changes in assets and liabilities:
   Net receivables                                              (72)       43
   Prepaid dealer commissions                                    69        79
   Other current assets                                           7        (8)
   Other assets                                                 (30)      (89)
   Accounts payable and accrued liabilities                      97         4
   Accrued compensation and employee benefits                  (594)     (505)
   Accrued income taxes                                          88      (276)
   Other liabilities                                             46        44
   Effect of exchange rate changes                               (6)       (5)
-------------------------------------------------------------------------------
   Net cash generated from (used for) operations                177      (198)
-------------------------------------------------------------------------------

Financing cash flows:
Net decrease in commercial paper                               (236)     (213)
Proceeds from issuance of debt                                  501       747
Other repayments of debt                                        (38)       (2)
Purchase of treasury shares                                    (311)     (217)
Issuance of common stock                                        164       162
Dividends paid                                                 (151)     (145)
-------------------------------------------------------------------------------
   Net cash (used for) provided by financing activities         (71)      332
-------------------------------------------------------------------------------
Investing cash flows:
Capital expenditures                                           (110)     (102)
Proceeds from sales related to fixed assets
   and capitalized software                                       6         3
Acquisitions                                                      -        (2)
Other, net                                                        8       (22)
-------------------------------------------------------------------------------
   Net cash used for investing activities                       (96)     (123)
-------------------------------------------------------------------------------

Effect of exchange rate changes on cash
   and cash equivalents                                          10        (5)
-------------------------------------------------------------------------------
Increase in cash & cash equivalents                              20         6
Cash & cash equivalents at beginning of period                  546       537
-------------------------------------------------------------------------------
Cash & cash equivalents at end of period                     $  566    $  543
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Nature of Operations
         --------------------

MMC, a professional services firm, is organized based on the different services that it offers. Under this organization structure, MMC operates in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations and private clients. It also provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts. The consulting segment provides advice and services to the managements of organizations primarily in the areas of retirement services, human capital, health care and group benefit programs, management consulting, organizational change and organizational design, economic consulting and corporate identity.

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

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2003 and 2002. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3.      Fiduciary Assets and Liabilities
        --------------------------------

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $31 million and $27 million for the three-month periods ended March 31, 2003 and 2002, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $12.0 billion at March 31, 2003 and $11.7 billion at December 31, 2002, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

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

The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2003 and 2002.

--------------------------------------------------------------------------------
        (In millions of dollars)                              2003      2002
--------------------------------------------------------------------------------
Net income                                                    $443      $418
Less:  Potential minority interest associated
   with the Putnam Class B Common Shares
   net of dividend equivalent expense related to
   common stock equivalents                                      -        (1)
--------------------------------------------------------------------------------
Net income for diluted earnings per share                     $443      $417
--------------------------------------------------------------------------------
Basic weighted average common shares outstanding               536       548
Dilutive effect of potentially issuable common shares           11        21
--------------------------------------------------------------------------------
Diluted weighted average common shares outstanding             547       569
--------------------------------------------------------------------------------

5.      Supplemental Disclosure to the Consolidated Statements of Cash Flows
        --------------------------------------------------------------------

The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2003 and 2002.

---------------------------------------------------------------
        (In millions of dollars)              2003      2002
---------------------------------------------------------------

        Interest paid                        $  19     $  18
        Income taxes paid                    $  57     $ 399

6.      Comprehensive Income
        --------------------

The components of comprehensive income for the three-month periods ended March 31, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------
        (In millions of dollars)                        2003        2002
--------------------------------------------------------------------------------
Foreign currency translation adjustments                $ 18       $(31)
Unrealized investment holding (losses)gains,
   net of income taxes                                   (14)         3
Less:  Reclassification adjustment for realized gains
   included in net income, net of income taxes            (5)       (20)
Deferred (loss) on cash flow hedges,
   net of income taxes                                     -         (1)
--------------------------------------------------------------------------------
Other comprehensive loss                                  (1)       (49)
Net income                                               443        418
--------------------------------------------------------------------------------
Comprehensive income                                    $442       $369
--------------------------------------------------------------------------------

7.    Goodwill and Other Intangibles
      ------------------------------

Changes in the carrying amount of goodwill for the three-month period ended March 31, 2003, are as follows:
--------------------------------------------------- ----------
(in millions of dollars)                                2003
--------------------------------------------------- ----------
Balance as of January 1,                              $5,151
Goodwill acquired                                          -
Other adjustments (primarily foreign exchange)            12
--------------------------------------------------- ----------
Balance as of March 31,                               $5,163
--------------------------------------------------- ----------

The goodwill balance at March 31, 2003 and December 31, 2002 includes approximately $121 million of equity method goodwill.

Amortized intangible assets consist of the cost of client lists and client relationships acquired and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross carrying amount and accumulated amortization by major intangible asset class is as follows:


----------------------------------------- -----------------------------------------------------------------------
                                                     March 31, 2003                      December 31, 2002
                                          -----------------------------------------------------------------------

                                                                    Net                                  Net
                                          Gross      Accumulated    Carrying   Gross      Accumulated    Carrying
(In millions of dollars)                  Cost       Amortization   Amount     Cost       Amortization   Amount
----------------------------------------- ---------- -------------- --------------------- -------------- --------

Client lists and client relationships       $153        $  52           $101     $148       $  50         $  98
acquired
Future revenue streams related to            216           77            139      216          70           146
existing private equity funds
----------------------------------------- ---------- -------------- --------------------- -------------- --------
Total amortized intangibles                 $369         $129           $240     $364        $120          $244
----------------------------------------- ---------- -------------- --------------------- -------------- --------

Aggregate amortization expense for the quarter ended March 31, 2003 and 2002 was $9 million and $8 million, respectively and the estimated future aggregate amortization expense is as follows:
----------------------------------- ---------- --------------------------------
For the Years
Ending December 31,                                       Estimated
(in millions of dollars)                                   Expense
----------------------------------- ---------- --------------------------------
2003                                                         $35
2004                                                         $35
2005                                                         $32
2006                                                         $26
2007                                                         $24
----------------------------------- ---------- --------------------------------


8.    Stock Benefit Plans
      -------------------

MMC has stock-based benefit plans under which employees are awarded grants of restricted stock, stock options and other forms of awards. As provided under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") MMC has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25") and has provided the required additional pro forma disclosures.

Pro Forma Information: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. If compensation cost for MMC's stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC's net income and net income per share for the three-month periods ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below.

--------------------------------------------------------------------------------
(In millions of dollars, except per share figures)        2003        2002
--------------------------------------------------------------------------------

Net Income:
    As reported                                           $443        $418
    Adjustment for fair value method, net of tax           (47)        (35)
--------------------------------------------------------------------------------
    Pro forma net income                                  $396        $383
--------------------------------------------------------------------------------

Net Income Per Share:
    Basic:
    As reported                                           $.83      $.76
    Pro forma                                             $.74      $.70

    Diluted:
    As reported                                           $.81      $.73
    Pro forma                                             $.72      $.67
--------------------------------------------------------------------------------

The pro forma  information  reflected  above includes stock options issued under
MMC  incentive  and  stock  award  plans  and  the  Putnam   Investments  Equity
Partnership Plan and stock issued under MMC stock purchase plans.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted average assumptions used in the valuation models are evaluated and revised, as necessary, to reflect market conditions and experience.

9.    Long-term Debt
      --------------

In February 2003, MMC issued $250 million of 3.625% Senior Notes due 2008 and $250 million of 4.85% Senior Notes due 2013. The net proceeds from the notes were used to pay down commercial paper borrowings.

In January 2003, MMC terminated and settled interest rate swaps that had hedged the fair value of senior notes issued in 2002. The cumulative amount of previously recognized adjustments of the fair value of the hedged notes is being amortized over the remaining life of those notes in accordance with SFAS No.
133. As a result, the effective interest rate over the remaining life of the notes, including the amortization of the fair value adjustments, is 4.0% for the $500 million Senior Notes due in 2007 (5.375% coupon rate) and 5.1% for the $250 million Senior Notes due in 2012 (6.25% coupon rate).

Commercial paper borrowings of $250 million and $750 million respectively, at March 31, 2003 and December 31, 2002, have been classified as long-term debt based on MMC's intent and ability to maintain or refinance these obligations on a long-term basis.

10.     Integration and Restructuring Costs
        -----------------------------------

In 1999, as part of the 1998 combination with Sedgwick Group, plc ("Sedgwick") and the integration of Sedgwick, MMC adopted a plan to reduce staff and consolidate duplicative offices. The estimated cost of this plan relating to employees and offices of Sedgwick ("1999 Sedgwick Plan) amounted to $285 million and was included in the cost of the acquisition. Merger-related costs for employees and offices of MMC ("1999 MMC Plan) amounted to $266 million and were recorded as part of a 1999 special charge.

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

The utilization of these charges is summarized as follows:


                                                            Utilized and
1999 Sedgwick Plan:                                          changes in       Utilized in      Balance March
(In millions of dollars)                        Initial       estimates     First Qtr. 2003       31, 2003
                                                Balance      through 2002
---------------------------------------------- ----------- ---------------- ---------------- ----------------

Termination payments to employees                 $ 183         $ (181)           $   -            $  2
Other employee-related costs                          5             (5)               -               -
Future rent under noncancelable leases               48            (33)             (1)              14
Leasehold termination and related costs              49            (32)               -              17
---------------------------------------------- ----------- ---------------- ---------------- ----------------
                                                  $ 285         $ (251)            $(1)           $  33
---------------------------------------------- ----------- ---------------- ---------------- ----------------
Number of employee terminations                   2,400         (2,400)               -               -
Number of office consolidations                     125           (125)               -               -
---------------------------------------------- ----------- ---------------- ---------------- ----------------


                                                            Utilized and
1999 MMC Plan:                                               changes in       Utilized in      Balance March
(In millions of dollars)                       Initial        estimates     First Qtr. 2003       31, 2003
                                                Balance     through 2002
---------------------------------------------- ----------- ---------------- ---------------- ----------------
Termination payments to employees                 $ 194         $ (190)          $   -           $    4
Future rent under noncancelable leases               31            (21)              -               10
Leasehold termination and related costs              16            (13)              -                3
Other integration related costs                      25            (25)              -                -
---------------------------------------------- ----------- ---------------- ---------------- ----------------
                                                  $ 266         $ (249)          $   -            $  17
---------------------------------------------- ----------- ---------------- ---------------- ----------------
Number of employee terminations                   2,100         (2,100)              -                -
Number of office consolidations                      50            (50)              -                -
---------------------------------------------- ----------- ---------------- ---------------- ----------------

The actions contemplated by the 1999 Sedgwick Plan and the 1999 MMC Plan were substantially complete by year-end 2000. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements, are expected to be paid over several years.


-----------------------------------------------------------------------------------------------------
                                                       Utilized        Utilized in      Balance March
2001 Plan                                Initial        through      First Qtr. 2003      31, 2003
(In millions of dollars)                 Balance         2002
-----------------------------------------------------------------------------------------------------

Termination payments to employees          $  44        $  (39)            $  (1)          $    4
Future rent under noncancelable leases        17            (4)               (1)              12
-----------------------------------------------------------------------------------------------------
                                           $  61        $  (43)            $  (2)           $  16
-----------------------------------------------------------------------------------------------------
Number of employee terminations              750          (750)                -                -
Number of office consolidations                9            (9)                -                -
-----------------------------------------------------------------------------------------------------

Actions under the 2001 Plan were completed by September 30, 2002. Some accruals primarily for future rent under noncancelable leases and salary continuance arrangements are expected to be paid over several years.

11.   Common Stock
      ------------

In 2003, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During the first three months of 2003, MMC repurchased 7.8 million shares for total consideration of $321 million.

MMC repurchases shares subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. MMC currently plans to continue to repurchase shares in 2003, subject to market conditions.

12.   Claims, Lawsuits and Other Contingencies
      ----------------------------------------

MMC and its subsidiaries are subject to various claims, lawsuits and proceedings consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts that could, if assessed, be significant. Insurance coverage applicable to such matters includes elements of both risk retention and risk transfer.

As part of the combination with Sedgwick, MMC acquired River Thames Insurance Company Limited ("River Thames"), an insurance underwriting business that was already in run-off, which was sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters by River Thames ("ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to (pound)40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2003, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer are unable to meet their obligations under those policies, a claimant may seek to recover from MMC under the guarantee. MMC does not expect any material net impact on its consolidated financial position or results of operations related to this guarantee.

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

Selected information about MMC's operating segments for the three-month periods ended March 31, 2003 and 2002 follow:

-----------------------------------------------------------------------------
                                                          Segment Operating
      (In millions of dollars)              Revenue           Income
-----------------------------------------------------------------------------
      2003
      Risk and Insurance Services           $ 1,773  (a)        $  560
      Investment Management                     445                103
      Consulting                                634                 83
-----------------------------------------------------------------------------
                                            $ 2,852             $  746
-----------------------------------------------------------------------------
      2002
      Risk and Insurance Services            $1,476  (a)         $ 462
      Investment Management                     594                175
      Consulting                                565                 74
-----------------------------------------------------------------------------
                                             $2,635              $ 711
-----------------------------------------------------------------------------

(a)Includes interest income on fiduciary funds ($31 million in 2003 and $27 million in 2002).

A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

--------------------------------------------------------------------------------
(In millions of dollars)                          2003        2002
--------------------------------------------------------------------------------
      Total segment operating income              $746        $711
      Corporate expense                            (34)        (29)
      Reclassification of minority interest          5           5
--------------------------------------------------------------------------------
      Operating income                             717         687
      Interest income                                6           5
      Interest expense                             (43)        (37)
--------------------------------------------------------------------------------
      Total income before income taxes and
            minority interest                     $680        $655
--------------------------------------------------------------------------------

Operating segment revenue by product for the three-month periods ended March 31, 2003 and 2002 is as follows:
--------------------------------------------------------------------------------
(In millions of dollars)                         2003                 2002
--------------------------------------------------------------------------------
Risk & Insurance Services
Risk Management and Insurance Broking          $1,323               $1,076
Reinsurance Broking and Services                  234                  185
Related Insurance Services                        216                  215
--------------------------------------------------------------------------------

     Total Risk & Insurance Services            1,773                1,476
--------------------------------------------------------------------------------

Investment Management                             445                  594
--------------------------------------------------------------------------------

Consulting
Retirement Services                               300                  270
Health Care & Group Benefits                       98                   84
Human Capital                                      86                   78
Management and Organizational Change               81                   68
Economic                                           37                   33
--------------------------------------------------------------------------------
                                                  602                  533
Reimbursed Expenses                                32                   32

--------------------------------------------------------------------------------
     Total Consulting                             634                  565
--------------------------------------------------------------------------------

     Total                                     $2,852              $ 2,635
--------------------------------------------------------------------------------

14.  New Accounting Pronouncements
     -----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 interprets Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises qualifying as variable interest entities ("VIE"). FIN 46 defines a VIE as a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 applies immediately to VIEs created after January 31, 2003 in which the company obtains an interest after that date. FIN 46 applies to the first fiscal year or interim period beginning after June 15, 2003 for VIEs in which MMC holds a variable interest that it acquired before February 1, 2003.

MMC through Putnam, manages $2.3 billion in the form of Collateralized Debt Obligations ("CDO") and Collateralized Bond Obligations ("CBO"). The CDOs and CBOs were created prior to January 31, 2003. Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam's investment totaling $4.0 million, reflected in Long-term investments in the Consolidated Balance Sheets at March 31, 2003. MMC is assessing the overall impact of this pronouncement and does not expect the implementation of FIN 46 to have a significant impact on its consolidated results of operations.

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       First Quarter Ended March 31, 2003

General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh, the world's largest risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer, a major global provider of consulting services. Approximately 59,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest.

For a description of critical accounting policies, including those which involve significant management judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The consolidated results of operations follow:

---------------------------------------------------------------------
(In millions of dollars)               2003                     2002
---------------------------------------------------------------------
Revenue:
Service Revenue                      $2,841                   $2,603
Investment Income (Loss)                 11                       32
---------------------------------------------------------------------
Operating Revenue                     2,852                    2,635
---------------------------------------------------------------------
Expense:
Compensation and Benefits             1,378                    1,249
Other Operating Expenses                757                      699
---------------------------------------------------------------------
Operating Expenses                    2,135                    1,948
---------------------------------------------------------------------
Operating Income                      $ 717                    $ 687
---------------------------------------------------------------------
Operating Income Margin               25.1%                    26.1%
---------------------------------------------------------------------

Revenue, derived mainly from commissions and fees, increased 8% from the first quarter of 2002. Revenue increased 4% on a constant currency basis which measures the change in revenue using consistent current exchange rates, before acquisitions. Revenue increases in the risk and insurance services and consulting segments, were partially offset by a revenue decline in the investment management segment.

The impact of foreign currency translation and acquisitions on MMC's reported revenue is as follows:

-------------------------------------------------------------------------------------------
                                      Three Months Ended      % Change          Currency/
                                              March 31,   GAAP     Constant    Acquisitions
                                         2003      2002  Revenue   Currency (b)  Impact
-------------------------------------------------------------------------------------------

Risk & Insurance Services
Risk Management and Insurance Broking    $1,323  $1,076      23%        17%          6%
Reinsurance Broking and Services            234     185      26%        23%          3%
Related Insurance Services (a)              216     215       -          -           -
-------------------------------------------------------------------------------------------

    Total Risk & Insurance Services       1,773   1,476      20%        15%          5%
-------------------------------------------------------------------------------------------
Investment Management                       445     594     (25)%      (25)%         -
-------------------------------------------------------------------------------------------
Consulting
Retirement Services                         300     270      11%         4%          7%
Health Care & Group Benefits                 98      84      17%        13%          4%
Human Capital                                86      78      10%         5%          5%
Management and Organizational Change         81      68      19%        (5)%        24%
Economic                                     37      33      12%        11%          1%
-------------------------------------------------------------------------------------------
                                            602     533      13%         5%          8%
Reimbursed Expenses                          32      32       -          -           -
-------------------------------------------------------------------------------------------

    Total Consulting                        634     565      12%         5%          7%
-------------------------------------------------------------------------------------------

Total                                    $2,852  $2,635       8%         4%          4%
-------------------------------------------------------------------------------------------

(a) Includes affinity, claims management and MMC Capital businesses.
(b) Constant currency measures the change in revenue using consistent currency exchange rates, before acquisitions and dispositions.



Revenue growth on a constant currency basis in the risk and insurance services segment was 15%, reflecting strong growth across all geographies in both insurance and reinsurance broking. Consulting revenue on a constant currency basis grew 5% resulting from a higher volume of business in retirement services, health care and group benefits, human capital, economic and organizational change consulting, partially offset by a decline in management consulting. Revenue decreased 25% in the investment management segment as average assets under management declined 21% from the first quarter of 2002.

Operating expenses increased 10% in the first quarter of 2003 (5% on a constant currency basis) primarily due to increased compensation and benefit costs in the risk and insurance services and consulting segments partially offset by lower incentive compensation and volume related expenses in the investment management segment. Operating expenses also reflect an increase in costs for office space and insurance.

Risk and Insurance Services
--------------------------------------------------------------------------
(In millions of dollars)                   2003                     2002
--------------------------------------------------------------------------
Revenue                                  $1,773                   $1,476
Expense                                   1,213                    1,014
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Operating Income                          $ 560                    $ 462
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Operating Income Margin                   31.6%                    31.3%
--------------------------------------------------------------------------

Revenue
Revenue for the risk and insurance services segment grew 20% over the first quarter of 2002 and on a constant currency basis grew 15%. The revenue growth was due to an increase in net new business, higher renewals and the effect of higher premium rates. In the first quarter, constant currency revenues grew 17% in risk management and insurance broking, which accounts for approximately three quarters of the risk and insurance services segment, and grew 23% in reinsurance broking and services. Related insurance services revenues, which includes affinity, claims management and MMC Capital were unchanged, with revenue increases in claims management offset by declines in the affinity business.

Within risk management and insurance broking, revenue growth was strong across all geographies with increases of 19% in the United States, 13% in Europe and 25% in other geographies measured in constant currency.

Although price increases for certain coverages are beginning to moderate, particularly property, the difficult market continued, with clients facing restricted terms and conditions, coverage exclusions and higher prices for commercial liability coverages.

Expense
Risk and insurance services expenses increased 20% over 2002, 15% on a constant currency basis, primarily reflecting increased incentive compensation commensurate with the current operating environment along with higher compensation and benefit costs associated with staff growth due to a higher volume of business. Operating expenses also reflect an increase in costs for office space and insurance.

Investment Management
-------------------------------------------------------------------------
(In millions of dollars)                  2003                     2002
-------------------------------------------------------------------------
Revenue                                   $445                     $594
Expense                                    342                      419
-------------------------------------------------------------------------

Operating Income                          $103                     $175
-------------------------------------------------------------------------

Operating Income Margin                  23.1%                    29.5%
-------------------------------------------------------------------------

Revenue
Putnam's revenue decreased 25% compared with the first quarter of 2002 reflecting a decline in the level of average assets under management on which fees are earned along with a write-down in value of Putnam's investments, including start-up funds. Assets under management averaged $244 billion in the first quarter of 2003, a 21% decline from the $310 billion managed in the first quarter of 2002. Assets under management aggregated $241 billion at March 31, 2003 compared with $314 billion at March 31, 2002 and $251 billion at December 31, 2002. The change from December 31, 2002 results primarily from a decline in equity market levels. In addition, Putnam experienced net redemptions of $1.3 billion, including reinvested dividends, as positive flows from institutional and international business were more than offset by net outflows in retail mutual funds. Assets under management at April 30, 2003 aggregated $255 billion.

Expense
Putnam's expenses decreased 18% in the first quarter of 2003 from the same period of 2002 primarily due to lower incentive compensation reflecting the current operating environment, as well as a reduction in volume related expenses.

Quarter-end and average assets under management are presented below:

----------------------------------- ---------------- ----------------
(In billions of dollars)                       2003             2002
----------------------------------- ---------------- ----------------
Mutual Funds:
Growth Equity                                  $ 43             $ 73
Value Equity                                     36               55
Blend Equity                                     30               46
Fixed Income                                     46               43
----------------------------------- ---------------- ----------------
                                                155              217
----------------------------------- ---------------- ----------------
Institutional:
Equity                                           64               79
Fixed Income                                     22               18
----------------------------------- ---------------- ----------------
                                                 86               97
----------------------------------- ---------------- ----------------
Quarter-end Assets                             $241             $314
----------------------------------- ---------------- ----------------

Assets from Non-US Investors                    $33              $30
----------------------------------- ---------------- ----------------
Average Assets                                 $244             $310
----------------------------------- ---------------- ----------------

The categories of mutual fund assets reflect style designations aligned with each fund's prospectus. All prior year amounts have been reclassified to conform with the current investment mandate for each product.

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets declined in 2002 for the third consecutive year after several years of substantial growth prior to 2000 and declined again in the first quarter of 2003. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

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

At the end of the first quarter, assets held in equity securities represented 72% of assets under management, compared with 81% at March 31, 2002, while investments in fixed income products represented 28%, compared with 19% at March 31, 2002.



Consulting
------------------------------------ -------------------- ---------------------
(In millions of dollars)                            2003                  2002
------------------------------------ -------------------- ---------------------
Revenue                                             $634                 $ 565
Expense                                              551                   491
------------------------------------ -------------------- ---------------------

Operating Income                                     $83                  $ 74
------------------------------------ -------------------- ---------------------

Operating Income Margin                            13.1%                 13.1%
------------------------------------ -------------------- ---------------------

Revenue
Consulting revenue increased 12% over 2002 and on a constant currency basis increased 5% reflecting growth in almost all practices. Retirement services revenue, which represented approximately 50% of the consulting segment, increased 4% on a constant currency basis due to an increased demand for advice on retirement issues. Constant currency revenue increased 13% for health care & group benefits consulting, 5% for human capital consulting, and 11% for economic consulting partially offset by a 13% decline in management consulting.

Expense
Consulting expenses increased 12% over 2002. Expenses grew 5% on a constant currency basis over 2002 reflecting increased compensation and benefits costs, including an increase in incentive compensation reflecting improved operating results.

Interest
Interest income earned on corporate funds amounted to $6 million in the first quarter of 2003, an increase of $1 million from the first quarter of 2002. Interest expense of $43 million in 2003 increased from $37 million in the first quarter of 2002 due to an increase in the average outstanding debt and in the average interest rates on outstanding debt in the first quarter of 2003. Over the past twelve months, MMC has improved liquidity and extended the average maturity of its debt through the issuance of long-term senior notes discussed in the Liquidity and Capital Resources section of this MD&A. The net proceeds from the notes were used to pay down outstanding commercial paper balances. The increase in the average interest rate results from the conversion of a significant portion of the company's debt from floating to fixed rates.

Income Taxes
MMC's consolidated effective tax rate was 34% of income before income taxes and minority interest in the first quarter of 2003 compared with 35.5% in the first quarter of 2002. As a result of the geographic mix of MMC's businesses, the effective tax rate for 2003 should remain at 34%.

Liquidity and Capital Resources
Operating Cash Flows
MMC anticipates that funds generated from operations will be sufficient to meet its foreseeable recurring operating cash requirements as well as to fund dividends, capital expenditures and scheduled repayments of long-term debt. MMC's ability to generate cash flow from operations is subject to the business risks inherent in each operating segment.

MMC generated $177 million of cash from operations for the period ended March 31, 2003 compared with a use of cash of $198 million for the same period in 2002. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes. In 2003, MMC's tax payments decreased as compared to the first quarter of 2002. MMC's estimated tax payments related to the third quarter of 2001 were paid in the first quarter of 2002 due to the events of September 11, 2001 and the government's subsequent directives.

MMC's cash and cash equivalents aggregated $566 million on March 31, 2003, an increase of $20 million from the end of 2002.

Financing Cash Flows
In February 2003, MMC issued $250 million of 3.625% Senior Notes due in 2008 and $250 million of 4.85% Senior Notes due in 2013 (the "2003 Notes"). The net proceeds from the 2003 Notes were used to pay down commercial paper borrowings. Commercial paper outstanding decreased $236 million during the first quarter of 2003 as a result of these repayments partially offset by seasonal demands related to incentive compensation payments.

In January 2003, MMC terminated and settled interest rate swaps that had hedged the fair value of senior notes issued in 2002. The cumulative amount of previously recognized adjustments of the fair value of the hedged notes is being amortized over the remaining life of those notes in accordance with SFAS No.
133. As a result, the effective interest rate over the remaining life of the notes, including the amortization of the fair value adjustments, is 4.0% for the $500 million Senior Notes due in 2007 (5.375% coupon rate) and 5.1% for the $250 million Senior Notes due in 2012 (6.25% coupon rate).

During the first quarter of 2003, MMC repurchased 7.8 million shares of its common stock at a cost of $321 million. MMC repurchases shares subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed.

Investing Cash Flows
MMC's additions to fixed assets and capitalized software, which amounted to $110 million in the first three months of 2003 and $102 million in the first quarter last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $455 million in connection with various MMC Capital funds and other MMC investments. Approximately $70 million is expected to be invested during the remainder of 2003. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

Market Risk
Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Interest Rate Risk
MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are used on a limited basis to manage MMC's exposure to interest rate movements on its cash and investments, as well as interest expense on borrowings, and are only executed with counterparties of high creditworthiness.

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

Equity Price Risk
MMC has investments which are carried at market value under SFAS No. 115 and investments which are accounted for using the equity method under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

MMC utilizes option contracts to hedge the variability of cash flows from forecasted sales of certain available for sale investments. The hedge is achieved through the use of European style put and call options, which mature on the dates of the forecasted sales. The hedges are only executed with counterparties of high creditworthiness.

Other
The insurance coverage for potential liability resulting from alleged errors and omissions in the professional services provided by MMC includes elements of both risk retention and risk transfer. MMC believes it has adequately reserved for the self-insurance portion of the contingencies. Payments related to the respective self-insured layers are made as legal fees are incurred and claims are resolved and generally extend over a considerable number of years. The amounts paid in that regard vary in relation to the severity of the claims and the number of claims active in any particular year. The long-term portion of this liability is included in Other liabilities in the Consolidated Balance Sheets.

New Accounting Pronouncements
New accounting pronouncements are discussed in Note 14 to the consolidated financial statements.

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

                           PART II. OTHER INFORMATION
                           --------------------------
                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                 March 31, 2003


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                3. MMC's by-laws

                4. Second Supplemental Indenture dated as of February 19, 2003 between MMC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee

                10. Amendment to Marsh & McLennan Companies Supplemental Retirement Plan

                12. Statement re: Computation of Ratio of Earnings to Fixed Charges

                99. Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act



        (b) Reports on Form 8-K

        A current report on Form 8-K dated January 29, 2003 was filed by the registrant to report its issuance of a press release announcing its unaudited fourth quarter and year-end financial results for the year ended December 31, 2002.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 13th day of May, 2003 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                          MARSH & McLENNAN COMPANIES, INC.




                          /s/ Sandra S. Wijnberg
                          ------------------------------------------------------
                          Senior Vice President and
                          Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



       Date: May 13, 2003            /s/ Jeffrey W. Greenberg
                                     ------------------------
                                     Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




       Date: May 13, 2003        /s/ Sandra W. Wijnberg
                                 ----------------------
                                 Senior Vice President & Chief Financial Officer