Form 10-Q
period 2003-06-30
MARSH & MCLENNAN COMPANIES INC
filed 2003-08-14
CIK 62709

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                       For the quarter ended June 30, 2003



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

     As of July 31, 2003 there were outstanding 532,637,345 shares of common stock, par value $1.00 per share, of the registrant.

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, pension funding, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial losses from the September 11 attack on the World Trade Center, or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance services business are changes in competitive conditions, movements in premium rate levels, the continuation of difficult conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, the impact of terrorist attacks, natural catastrophes, and mergers between client organizations, including insurance and reinsurance companies insolvencies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions, and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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

                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
--------------------------------------------------------------------------------
(In millions, except per share figures)         2003      2002     2003    2002
--------------------------------------------------------------------------------

Revenue:
      Service revenue                         $2,840    $2,607   $5,681  $5,210
      Investment income (loss)                    25         5       36      37
--------------------------------------------------------------------------------
          Operating revenue                    2,865     2,612    5,717   5,247
--------------------------------------------------------------------------------
Expense:
      Compensation and benefits                1,475     1,281    2,853   2,530
      Other operating expenses                   791       766    1,548   1,465
--------------------------------------------------------------------------------
          Operating expenses                   2,266     2,047    4,401   3,995
--------------------------------------------------------------------------------

Operating income                                 599       565    1,316   1,252

Interest income                                    7         4       13       9

Interest expense                                 (46)      (38)     (89)    (75)

--------------------------------------------------------------------------------

Income before income taxes and minority interest 560       531    1,240   1,186

Income taxes                                     189       189      421     421

Minority interest, net of tax                      6         6       11      11

--------------------------------------------------------------------------------

Net income                                    $  365    $  336    $ 808  $  754

--------------------------------------------------------------------------------

Basic net income per share                    $  .68    $  .62    $ 1.51 $ 1.38

--------------------------------------------------------------------------------

Diluted net income per share                  $  .66    $  .60    $ 1.47 $ 1.33

--------------------------------------------------------------------------------

Average number of shares outstanding-Basic       534       545       535    546

--------------------------------------------------------------------------------

Average number of shares outstanding-Diluted     552       562       550    565

--------------------------------------------------------------------------------

Dividends Declared                            $ 0.31    $ 0.28   $  0.59   0.55

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                    (Unaudited)
                                                      June 30,      December 31,
(In millions of dollars)                                 2003              2002
--------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                              $   618          $   546
--------------------------------------------------------------------------------

Receivables
  Commissions and fees                                   2,403            2,178
  Advanced premiums and claims                             115              119
  Other                                                    308              305
--------------------------------------------------------------------------------
                                                         2,826            2,602
  Less-allowance for doubtful accounts and cancellations  (132)            (124)
--------------------------------------------------------------------------------
  Net receivables                                        2,694            2,478
--------------------------------------------------------------------------------
Prepaid dealer commissions -  current portion              181              226
Other current assets                                       270              414
--------------------------------------------------------------------------------

   Total current assets                                  3,763            3,664

Goodwill and intangible assets                           5,741            5,404

Fixed assets, net                                        1,386            1,308
(net of accumulated depreciation and
 amortization of $1,354 at June 30, 2003
 and $1,275 at December 31, 2002)

Long-term investments                                      567              578
Prepaid dealer commissions                                 210              292
Prepaid pension                                          1,135            1,071
Other assets                                             1,655            1,538
--------------------------------------------------------------------------------
                                                       $14,457          $13,855
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & MCLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                       (Unaudited)
                                                         June 30,   December 31,
(In millions of dollars)                                    2003          2002
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt                                           $  369         $  543
Accounts payable and accrued liabilities                   1,561          1,406
Accrued compensation and employee benefits                 1,271          1,568
Accrued income taxes                                         491            194
Dividends payable                                            167            152
--------------------------------------------------------------------------------
  Total current liabilities                                3,859          3,863
--------------------------------------------------------------------------------

Fiduciary liabilities                                      4,554          4,010
Less - cash and investments held in
       a fiduciary capacity                               (4,554)        (4,010)
--------------------------------------------------------------------------------
                                                               -              -
Long-term debt                                             2,877          2,891
--------------------------------------------------------------------------------
Other liabilities                                          2,274          2,083
--------------------------------------------------------------------------------
Commitments and contingencies                                  -              -
--------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                -              -
Common stock, $1 par value, authorized
  1,600,000,000 shares, issued 560,641,640
  shares at June 30, 2003 and December 31, 2002              561            561
Additional paid-in capital                                 1,321          1,426
Retained earnings                                          4,982          4,490
Accumulated other comprehensive loss                        (264)          (452)
--------------------------------------------------------------------------------
                                                           6,600          6,025
Less - treasury shares, at cost,
26,464,681 shares at June 30, 2003 and
22,441,817 shares at December 31, 2002                    (1,153)        (1,007)
--------------------------------------------------------------------------------

Total stockholders' equity                                 5,447          5,018
--------------------------------------------------------------------------------
                                                         $14,457        $13,855
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
For Six Months Ended June 30,                                     2003     2002
(In millions of dollars)
--------------------------------------------------------------------------------
Operating cash flows:
Net income                                                       $ 808    $ 754
   Adjustments to reconcile net income to cash generated from
       (used for) operations:
       Depreciation of fixed assets and amortization,
         capitalized software and other intangible assets          194      175
       Provision for deferred income taxes                          73       14
       (Gains) losses on investments                               (36)     (37)
Changes in assets and liabilities:
   Net receivables                                                (189)     (25)
   Prepaid dealer commissions                                      127      159
   Other current assets                                             36      (24)
   Other assets                                                   (105)    (111)
   Accounts payable and accrued liabilities                         80       54
   Accrued compensation and employee benefits                     (297)    (296)
   Accrued income taxes                                            298     (151)
   Other liabilities                                                17      (17)
   Effect of exchange rate changes                                  50       24
--------------------------------------------------------------------------------
   Net cash generated from operations                            1,056      519
--------------------------------------------------------------------------------

Financing cash flows:
Net decrease in commercial paper                                 (640)     (357)
Proceeds from issuance of debt                                    502       748
Other repayments of debt                                          (44)       (6)
Purchase of treasury shares                                      (492)     (802)
Issuance of common stock                                          253       235
Dividends paid                                                   (301)     (291)
--------------------------------------------------------------------------------
   Net cash used for financing activities                        (722)     (473)
--------------------------------------------------------------------------------
Investing cash flows:
Capital expenditures                                             (240)     (187)
Proceeds from sales related to fixed assets
   and capitalized software                                         9        12
Acquisitions                                                     (101)      (21)
Other, net                                                         42        79
--------------------------------------------------------------------------------
   Net cash used for investing activities                        (290)     (117)
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash
   and cash equivalents                                            28         5
--------------------------------------------------------------------------------
Increase/(Decrease) in cash & cash equivalents                     72       (66)
Cash & cash equivalents at beginning of period                    546       537
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period                       $  618    $  471
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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the six-month periods ended June 30, 2003 and 2002. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

     The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in income. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC's holdings in certain private equity funds. MMC's investments may include seed shares for mutual funds, direct investments in insurance, consulting or investment management companies and investments in private equity funds.


3.   Fiduciary Assets and Liabilities
     --------------------------------

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $61 million and $56 million for the six-month periods ended June 30, 2003 and 2002, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

     Net uncollected premiums and claims and the related payables amounted to $12.0 billion at June 30, 2003 and $11.7 billion at December 31, 2002, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

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

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and six-month periods ended June 30, 2003 and 2002.

--------------------------------------------------------------------------------
                                            Three Months Ended  Six Months Ended
                                                   June 30,           June 30,
(In millions of dollars)                          2003    2002     2003    2002
--------------------------------------------------------------------------------
Net income                                        $365    $336     $808    $754
Less: Potential minority interest
associated with the Putnam Class B Common
Shares net of dividend equivalent expense
related to common stock equivalents                  -       -        -      (1)
--------------------------------------------------------------------------------
Net income for diluted earnings per share         $365    $336     $808    $753
--------------------------------------------------------------------------------
Basic weighted average common shares outstanding   534     545      535     546
Dilutive effect of potentially issuable
common shares                                       18      17       15      19
--------------------------------------------------------------------------------
Diluted weighted average common shares outstanding 552     562      550     565
--------------------------------------------------------------------------------

5    Supplemental Disclosures to the Consolidated Statements of Cash Flow
     --------------------------------------------------------------------

     The following schedule provides additional information concerning interest and income taxes paid for the six-month periods ended June 30, 2003 and 2002.

     ---------------------------------------------------------------------------
     (In millions of dollars)                               2003           2002
     ---------------------------------------------------------------------------

        Interest paid                                      $  81          $  62
        Income taxes paid                                  $  41          $ 468

6.   Comprehensive Income

     The components of comprehensive income for the six-month periods ended June 30, 2003 and 2002 are as follows:

     ---------------------------------------------------------------------------
        (In millions of dollars)                            2003           2002
     ---------------------------------------------------------------------------
        Foreign currency translation adjustments           $ 172           $ 60
        Unrealized investment holding gains (losses),
          net of income taxes                                 26            (33)
        Less:  Reclassification adjustment for realized
          gains included in net income, net of income taxes   (7)           (18)
        Deferred (loss) gain on cash flow hedges,
        net of income taxes                                   (3)             4
     ---------------------------------------------------------------------------
        Other comprehensive income                           188             13
        Net income                                           808            754
     ---------------------------------------------------------------------------
        Comprehensive income                                $996           $767
     ---------------------------------------------------------------------------

7.   Acquisitions
     ------------

     In April  2003,  MMC  acquired  Oliver,  Wyman & Company  ("OWC")  for $265 million, $159 million in cash, which will be paid over 4 years, and $106 million in MMC stock. Substantially all former employees of OWC are now employees of MMC. Approximately $35 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as compensation expense over four years.

8.   Goodwill and Other Intangibles
     ------------------------------

     Changes in the carrying amount of goodwill for the six-month period ended June 30, 2003, are as follows:

     --------------------------------------------------------------------------
     (In millions of dollars)                                              2003
     ---------------------------------------------------------------------------
      Balance as of January 1,                                           $5,151
      Goodwill acquired                                                     221
      Other adjustments (primarily foreign exchange)                         61
     ---------------------------------------------------------------------------
      Balance as of June 30,                                             $5,433
     ---------------------------------------------------------------------------

     The goodwill balance at June 30, 2003 and December 31, 2002 includes approximately $121 million of equity method goodwill.

     Amortized intangible assets consist primarily of the cost of client lists and client relationships acquired and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross carrying amount and accumulated amortization by major intangible asset class is as follows:

------------------------------------------------------------------------------------------------------------------------
                                                     June 30, 2003                            December 31, 2002
                                          ------------------------------------------------------------------------------
                                                                    Net                                       Net
                                          Gross      Accumulated    Carrying        Gross      Accumulated    Carrying
(In millions of dollars)                  Cost       Amortization   Amount          Cost       Amortization   Amount
------------------------------------------------------------------------------------------------------------------------

Client lists and client relationships     $226         $ 59           $167          $148        $ 50           $ 98
acquired
Future revenue streams related to          216           83            133           216          70            146
existing private equity funds
------------------------------------------------------------------------------------------------------------------------
Total amortized intangibles               $442         $142           $300          $364        $120           $244
------------------------------------------------------------------------------------------------------------------------

     Aggregate amortization expense for the six-month periods ended June 30, 2003 and 2002 was $20 million and $16 million, respectively and the estimated aggregate amortization expense is as follows:

     ---------------------------------------------------------------------------
     For the Years
     Ending December 31,                                       Estimated
     (In millions of dollars)                                   Expense
     ---------------------------------------------------------------------------
     2003                                                         $42
     2004                                                         $44
     2005                                                         $40
     2006                                                         $33
     2007                                                         $31
     ---------------------------------------------------------------------------


9.   Stock Benefit Plans
     -------------------

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

     Pro Forma Information: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. If compensation cost for MMC's stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC's net income and net income per share for the three- and six-month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below.


----------------------------------------------------------------------------------------------------------------------
(In millions of dollars, except per share figures)            Three Months Ended June 30,  Six Months Ended June 30,
                                                                   2003             2002         2003           2002
----------------------------------------------------------------------------------------------------------------------
Net Income:
    As reported                                                    $365             $336         $808           $754
    Adjustment for fair value method, net of tax                    (41)             (39)         (88)           (74)
----------------------------------------------------------------------------------------------------------------------
    Pro forma net income                                           $324             $297         $720           $680
----------------------------------------------------------------------------------------------------------------------
Net Income Per Share:
    Basic:
    As reported                                                   $0.68            $0.62        $1.51          $1.38
    Pro forma                                                     $0.61            $0.55        $1.35          $1.24
    Diluted:
    As reported                                                   $0.66            $0.60        $1.47          $1.33
    Pro forma                                                     $0.59            $0.53        $1.32          $1.21
----------------------------------------------------------------------------------------------------------------------

     The pro forma information above includes the cost of stock options issued under MMC incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC stock purchase plans. MMC stock purchase plans allow eligible employees to purchase MMC shares at prices not less than 85% of the less of the fair market value of the stock at the beginning or end of the offering period. The stock purchase plans represent approximately 20% of the increment from applying the fair value method in 2003 and 2002.

     The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted average assumptions used in the valuation models are evaluated and revised, as necessary, to reflect market conditions and experience.

10.  Long-term Debt
     --------------

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

     Commercial paper borrowings of $250 million and $750 million respectively, at June 30, 2003 and December 31, 2002, have been classified as long-term debt based on MMC's intent and ability to maintain or refinance these obligations on a long-term basis.

     In July 2003, MMC issued $300 million of 5.875% Senior Notes due 2033.

11.  Integration and Restructuring Costs
     -----------------------------------

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

     The utilization of these charges is summarized as follows:


       ------------------------------------------------------------------------------------------------------------
                                                                   Utilized and
       1999 Sedgwick Plan:                                          changes in
       (In millions of dollars)                        Initial      estimates       Utilized in         Balance
                                                       Balance     through 2002    Six Months 2003   June30, 2003
       ------------------------------------------------------------------------------------------------------------

       Termination payments to employees                 $ 183         $ (181)           $   -            $  2
       Other employee-related costs                          5             (5)               -               -
       Future rent under noncancelable leases               48            (33)             (2)              13
       Leasehold termination and related costs              49            (32)               -              17
       ------------------------------------------------------------------------------------------------------------
                                                         $ 285         $ (251)            $(2)           $  32
       ------------------------------------------------------------------------------------------------------------

       Number of employee terminations                   2,400         (2,400)               -               -
       Number of office consolidations                     125           (125)               -               -
       ------------------------------------------------------------------------- ----------------------------------



       ------------------------------------------------------------------------------------------------------------
                                                                   Utilized and
       1999 MMC Plan:                                               changes in
       (In millions of dollars)                        Initial       estimates       Utilized in        Balance
                                                       Balance     through 2002    Six Months 2003   June 30, 2003
       ------------------------------------------------------------------------------------------------------------

       Termination payments to employees                 $ 194         $ (190)          $   -           $    4
       Future rent under noncancelable leases               31            (21)             (1)               9
       Leasehold termination and related costs              16            (13)              -                3
       Other integration related costs                      25            (25)              -                -
       ------------------------------------------------------------------------------------------------------------
                                                         $ 266         $ (249)           $ (1)           $  16
       ------------------------------------------------------------------------------------------------------------

       Number of employee terminations                   2,100         (2,100)              -                -
       Number of office consolidations                      50            (50)              -                -
       ------------------------------------------------------------------------------------------------------------

     The actions contemplated by the 1999 Sedgwick Plan and the 1999 MMC Plan were substantially complete by year-end 2000. Some accruals, primarily for future rent under noncancelable leases, costs to restore leased properties to contractually agreed upon condition and salary continuance arrangements, are expected to be paid over several years.


     ------------------------------------------------------------------------------------------------------------
                                                                     Utilized
     2001 Plan                                         Initial        through        Utilized in       Balance
     (In millions of dollars)                          Balance         2002        Six Months 2003  June 30, 2003
     ------------------------------------------------------------------------------------------------------------

     Termination payments to employees                   $  44        $  (39)            $  (1)          $    4
     Future rent under noncancelable leases                 17            (4)               (1)              12
     ------------------------------------------------------------------------------------------------------------
                                                         $  61        $  (43)            $  (2)           $  16
     ------------------------------------------------------------------------------------------------------------
     Number of employee terminations                       750          (750)                -                -
     Number of office consolidations                         9            (9)                -                -
     ------------------------------------------------------------------------------------------------------------

     Actions under the 2001 Plan were completed by September 30, 2002. Some accruals, primarily for future rent under noncancelable leases and salary continuance arrangements, are expected to be paid over several years.

12.  Common Stock
     ------------

     In 2003, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During the six-month period ended June 30, 2003, MMC repurchased 11.5 million shares for total consideration of $503 million.

     MMC repurchases shares subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. Approximately 1.8 million shares of the repurchases discussed above were made under the 10b5-1 plan.

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

     As part of the combination with Sedgwick, MMC acquired River Thames Insurance Company Limited ("River Thames"), an insurance underwriting business that was already in run-off, which was sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters by River Thames ("ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to (pound)40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2003, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer are unable to meet their obligations under those policies, a claimant may seek to recover from MMC under the guarantee. MMC does not expect any material net impact on its consolidated financial position or results of operations related to this guarantee.

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

     Selected information about MMC's operating segments for the six-month periods ended June 30, 2003 and 2002 follows:

--------------------------------------------------------------------------------
                                                              Segment Operating
      (In millions of dollars)                     Revenue            Income
--------------------------------------------------------------------------------
      2003
      Risk and Insurance Services                  $ 3,453 (a)           $  963
      Investment Management                            940                  228
      Consulting                                     1,324                  182
--------------------------------------------------------------------------------
                                                    $5,717               $1,373
--------------------------------------------------------------------------------
      2002
      Risk and Insurance Services                  $ 2,912 (a)           $  791
      Investment Management                          1,175                  344
      Consulting                                     1,160                  164
--------------------------------------------------------------------------------
                                                    $5,247               $1,299
--------------------------------------------------------------------------------

     (a)Includes interest income on fiduciary funds ($61 million in 2003 and $56 million in 2002).

     A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:


     ---------------------------------------------------------------------------
     (In millions of dollars)                             2003             2002
     ---------------------------------------------------------------------------
     Total segment operating income                    $ 1,373           $1,299
     Corporate expense                                     (68)             (58)
     Reclassification of minority interest                  11               11
     ---------------------------------------------------------------------------
     Operating income                                    1,316            1,252
     Interest income                                        13                9
     Interest expense                                      (89)             (75)
     ---------------------------------------------------------------------------
     Total income before income taxes and
        minority interest                              $ 1,240           $1,186
     ---------------------------------------------------------------------------
     Operating segment revenue by product for the six-month periods ended June 30, 2003 and 2002 is as follows:
     ---------------------------------------------------------------------------
     (In millions of dollars)                             2003             2002
     ---------------------------------------------------------------------------
     Risk and Insurance Services
     Risk Management and Insurance Broking              $2,593           $2,158
     Reinsurance Broking and Services                      423              334
     Related Insurance Services                            437              420
     ---------------------------------------------------------------------------
        Total Risk and Insurance Services                3,453            2,912
     ---------------------------------------------------------------------------
     Investment Management                                 940            1,175
     ---------------------------------------------------------------------------
     Consulting
     Retirement Services                                   612              549
     Health Care & Group Benefits                          201              176
     Human Capital                                         175              163
     Management and Organizational Change                  198              139
     Economic                                               71               65
     ---------------------------------------------------------------------------
                                                         1,257            1,092
     Reimbursed Expenses                                    67               68
     ---------------------------------------------------------------------------
        Total Consulting                                 1,324            1,160
     ---------------------------------------------------------------------------
        Total                                           $5,717           $5,247
     ---------------------------------------------------------------------------

15.  New Accounting Pronouncements
     -----------------------------

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

     MMC through Putnam, manages $3.3 billion in the form of Collateralized Debt Obligations ("CDO") and Collateralized Bond Obligations ("CBO"). The CDOs and CBOs were created prior to January 31, 2003. Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam's investment totaling $4.0 million, reflected in Long-term investments in the Consolidated Balance Sheets at June 30, 2003. The implementation of FIN 46 will not have a significant impact on MMC's consolidated results of operations, financial position or cash flows. The FASB may issue future interpretive guidance to FIN 46.

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Second Quarter and Six Months Ended June 30, 2003


General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh, the world's largest risk and insurance services firm; Putnam Investments, one of the largest investment management companies in the United States; and Mercer, a major global provider of consulting services. Approximately 60,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

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

The consolidated results of operations follow:
--------------------------------------------------------------------------------
                                            Second Quarter         Six Months
(In millions of dollars)                    2003       2002      2003      2002
--------------------------------------------------------------------------------
Revenue:
Service Revenue                            $2,840    $2,607    $5,681    $5,210
Investment Income (Loss)                       25         5        36        37
--------------------------------------------------------------------------------
Operating Revenue                           2,865     2,612     5,717     5,247
--------------------------------------------------------------------------------
Expense:
Compensation and Benefits                   1,475     1,281     2,853     2,530
Other Operating Expenses                      791       766     1,548     1,465
--------------------------------------------------------------------------------
Operating Expenses                          2,266     2,047     4,401     3,995
--------------------------------------------------------------------------------
Operating Income                           $  599    $  565    $1,316    $1,252
--------------------------------------------------------------------------------
Operating Income Margin                     20.9%     21.6%     23.0%     23.9%
--------------------------------------------------------------------------------

Revenue, derived mainly from commissions and fees, increased 10% from the second quarter of 2002. Revenue increased 5% on a constant currency basis which measures the change in revenue using consistent current exchange rates, before the impact of acquisitions and dispositions. Revenue increases in the risk and insurance services and consulting segments were partially offset by a revenue decline in the investment management segment.

The impact of foreign currency translation and acquisitions on MMC's reported revenue is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                  % Change                     Currency/
                                                      June 30,                  GAAP         Constant           Acquisitions
                                                 2003           2002          Revenue        Currency (b)          Impact
---------------------------------------------------------------------------------------------------------------------------

Risk and Insurance Services
Risk Management and Insurance Broking            $1,270         $1,082           17%             13%                4%
Reinsurance Broking and Services                    189            149           27%             24%                3%
Related Insurance Services (a)                      221            205            8%              7%                1
---------------------------------------------------------------------------------------------------------------------------
    Total Risk and Insurance Services             1,680          1,436           17%             14%                3%
---------------------------------------------------------------------------------------------------------------------------
Investment Management                               495            581          (15)%           (15)%               -
---------------------------------------------------------------------------------------------------------------------------
Consulting
Retirement Services                                 312            279           12%              3%                9%
Health Care & Group Benefits                        103             92           12%              6%                6%
Human Capital                                        89             85            5%              2%                3%
Management and Organizational Change                117             71           65%             (1)%              66%
Economic                                             34             32            6%             (1)%               7%
----------------------------------------------------------------------------------------------------------------------------
                                                    655            559           17%              2%               15%
Reimbursed Expenses                                  35             36           (3)%            (3)%                -
----------------------------------------------------------------------------------------------------------------------------
    Total Consulting                                690            595           16%              2%               14%
----------------------------------------------------------------------------------------------------------------------------

Total                                            $2,865         $2,612           10%              5%                5%
----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended                    % Change                    Currency/
                                                      June 30,                  GAAP         Constant           Acquisitions
                                                 2003           2002          Revenue        Currency (b)          Impact
----------------------------------------------------------------------------------------------------------------------------
Risk and Insurance Services
Risk Management and Insurance Broking            $2,593         $2,158           20%             15%                5%
Reinsurance Broking and Services                    423            334           27%             23%                4%
Related Insurance Services (a)                      437            420            4%              4%                -
----------------------------------------------------------------------------------------------------------------------------
    Total Risk and Insurance Services             3,453          2,912           19%             15%                4%
----------------------------------------------------------------------------------------------------------------------------
Investment Management                               940          1,175          (20)%           (20)%               -
----------------------------------------------------------------------------------------------------------------------------
Consulting
Retirement Services                                 612            549           11%              3%                8%
Health Care & Group Benefits                        201            176           14%              9%                5%
Human Capital                                       175            163            7%              3%                4%
Management and Organizational Change                198            139           42%             (3)%              45%
Economic                                             71             65            9%              5%                4%
----------------------------------------------------------------------------------------------------------------------------
                                                  1,257          1,092           15%              3%               12%
Reimbursed Expenses                                  67             68           (1)%            (1)%               -
----------------------------------------------------------------------------------------------------------------------------
    Total Consulting                              1,324          1,160           14%              3%               11%
----------------------------------------------------------------------------------------------------------------------------

Total                                            $5,717         $5,247            9%              4%                5%
----------------------------------------------------------------------------------------------------------------------------

(a)  Includes U.S. affinity, claims management,  underwriting management and MMC
     Capital  businesses.
(b) Constant currency measures the change in revenue using consistent currency exchange rates, before the impact of acquisitions and dispositions.


Revenue growth on a constant currency basis in the risk and insurance services segment was 14% in the second quarter of 2003, reflecting strong growth across all geographies in both insurance and reinsurance broking. Consulting revenue on a constant currency basis grew 2% primarily resulting from a higher volume of business in retirement services and health care & group benefits. Revenue decreased 15% in the investment management segment as average assets under management declined 14% from the second quarter of 2002. For the six months, revenue growth was 9%, 4% on a constant currency basis.

Operating expenses increased 11% in the second quarter of 2003 (5% on a constant currency basis) primarily due to increased compensation and benefit costs in the risk and insurance services segment partially offset by lower expenses in the investment management segment. Operating expenses also reflect an increase in costs for office space and insurance. For the six months, operating expenses increased 10%, 5% on a constant currency basis.

Risk and Insurance Services
--------------------------------------------------------------------------------
                                            Second Quarter          Six Months
--------------------------------------------------------------------------------
(In millions of dollars)                    2003       2002      2003      2002
--------------------------------------------------------------------------------
Revenue                                    $1,680    $1,436    $3,453    $2,912
Expense                                     1,277     1,107     2,490     2,121
--------------------------------------------------------------------------------
Operating Income                           $  403    $  329    $  963    $  791
-------------------------------------------------------------------------------
Operating Income Margin                     24.0%     22.9%     27.9%     27.2%
-------------------------------------------------------------------------------

Revenue
Revenue for the risk and insurance services segment grew 17% over the second quarter of 2002 and on a constant currency basis grew 14%. The revenue growth reflects continued strong demand for Marsh's services as clients face new, expanding and more complex risks. The effect of higher premium rates and an increase in placement service activities also contributed to the increase in revenue. In the second quarter, constant currency revenues in risk management and insurance broking, which accounts for approximately three quarters of the risk and insurance services segment grew 13% with strong growth across all geographies. Constant currency revenue in reinsurance broking and services grew 24%. Related insurance services revenues increased 7% on a constant currency basis, with revenue increases in claims management and underwriting management partially offset by declines in the U.S. affinity business and MMC Capital. For the six months, revenue grew 19% over 2002 and 15% on a constant currency basis.

Pricing for commercial property risks has stabilized, however clients continue to face rate increases in most casualty lines, and restricted terms and conditions and coverage exclusions in all lines.

Expense
Risk and insurance services expenses increased 15% over the second quarter of 2002, 11% on a constant currency basis. Expense growth primarily reflects increased headcount due to higher volumes of business along with increased incentive compensation commensurate with the current operating environment.
Operating expenses also reflect an increase in costs for office space and insurance. For the six months, operating expenses increased 17% over 2002, 13% on a constant currency basis.

Investment Management
--------------------------------------------------------------------------------
                                             Second Quarter          Six Months
--------------------------------------------------------------------------------
(In millions of dollars)                     2003      2002      2003      2002
--------------------------------------------------------------------------------
Revenue                                    $  495    $  581    $  940    $1,175
Expense                                       370       412       712       831
--------------------------------------------------------------------------------
Operating Income                           $  125    $  169    $  228    $  344
-------------------------------------------------------------------------------
Operating Income Margin                     25.3%     29.1%     24.3%     29.3%
-------------------------------------------------------------------------------

Revenue
Putnam's revenue decreased 15% compared with the second quarter of 2002 reflecting a decline in the level of average assets under management on which fees are earned. Assets under management averaged $260 billion in the second quarter of 2003, a 14% decline from the $301 billion managed in the second quarter of 2002. Assets under management aggregated $267 billion at June 30, 2003 compared with $284 billion at June 30, 2002 and $251 billion at December 31, 2002. The change from December 31, 2002 results primarily from an increase in equity market levels partially offset by net redemptions of $4.3 billion, including reinvested dividends. Positive flows from institutional business were more than offset by net outflows in retail mutual funds. Assets under management at July 31, 2003 aggregated $267 billion.

Expense
Putnam's expenses decreased 10% in the second quarter of 2003 from the same period of 2002 primarily due to reductions in volume related expenses, including amortization of prepaid dealer commissions and incentive compensation.

Quarter-end and average assets under management are presented below:

--------------------------------------------------------------------------------
(In billions of dollars)                                         2003      2002
--------------------------------------------------------------------------------
Mutual Funds:
Growth Equity                                                     $48       $58
Value Equity                                                       42        49
Blend Equity                                                       35        40
Fixed Income                                                       46        44
--------------------------------------------------------------------------------
                                                                  171       191
--------------------------------------------------------------------------------
Institutional:
Equity                                                             72        74
Fixed Income                                                       24        19
--------------------------------------------------------------------------------
                                                                   96        93
--------------------------------------------------------------------------------
Quarter-end Assets                                               $267      $284
--------------------------------------------------------------------------------
Assets from Non-US Investors                                     $ 37       $30
--------------------------------------------------------------------------------
Average Assets                                                   $260      $301
--------------------------------------------------------------------------------

The categories of mutual fund assets reflect style designations aligned with each fund's prospectus. All prior year amounts have been reclassified to conform with the current investment mandate for each product.

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets, which declined in 2002 for the third consecutive year after several years of substantial growth prior to 2000, increased in the second quarter of 2003. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

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

At the end of the second quarter, assets held in equity securities represented 74% of assets under management, compared with 78% at June 30, 2002, while investments in fixed income products represented 26%, compared with 22% at June 30, 2002.

Consulting
--------------------------------------------------------------------------------
                                             Second Quarter           Six Months
-------------------------------------------------------------------------------
(In millions of dollars)                     2003      2002      2003       2002
-----------------------------------------------------------------------=-------
Revenue                                    $  690    $  595    $1,324    $1,160
Expense                                       591       505     1,142       996
-------------------------------------------------------------------------------
Operating Income                           $   99    $   90    $  182    $  164
-------------------------------------------------------------------------------
Operating Income Margin                     14.3%     15.1%     13.7%     14.1%
--------------------------------------------------------------------------------

Revenue
Consulting revenue increased 16% over 2002 primarily due to the effect of foreign currency exchange rates, as well as acquisitions including Oliver, Wyman & Company ("OWC"), which is included in the management consulting practice. On a constant currency basis revenue increased 2%. Retirement services revenue, which represented approximately 50% of the consulting segment revenue, increased 3% on a constant currency basis and health care & group benefits consulting grew 6%. For the six months, revenue grew 14% over 2002, 3% on a constant currency basis.

Expense
Consulting expenses increased 17% over 2002 reflecting the impact of foreign exchange as well as the acquisition of OWC. As described in Note 7 to the financial statements, a portion of the OWC purchase consideration is contingent upon future employment. This amount has been accounted for as deferred compensation and is being recognized as compensation expense over four years. Expenses increased 2% on a constant currency basis over 2002. For the six months, expenses increased 15% over 2002, 3% on a constant currency basis.

Interest
Interest income earned on corporate funds amounted to $7 million in the second quarter of 2003, an increase of $3 million from the second quarter of 2002.

Interest expense of $46 million in 2003 increased from $38 million in the second quarter of 2002 primarily due to an increase in the average interest rates on outstanding debt in the second quarter of 2003. Since March 2002, MMC has improved liquidity and extended the average maturity of its debt through the issuance of $1.3 billion of long-term senior notes through June 30, 2003. The net proceeds from the notes were used to pay down outstanding commercial paper balances. The increase in the average interest rate results from the conversion of a significant portion of the company's debt from floating to fixed rates.

Income Taxes
MMC's consolidated effective tax rate was 34% of income before income taxes and minority interest in the second quarter of 2003 compared with 35.5% in the second quarter of 2002. As a result of the geographic mix of MMC's businesses, the effective tax rate for 2003 should remain at 34%.

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

MMC generated $1.1 billion of cash from operations for the six-month period ended June 30, 2003 compared with $519 million for the same period in 2002. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes. In 2003, MMC's tax payments decreased as compared to 2002. MMC's estimated tax payments related to the third quarter of 2001 were paid in the first quarter of 2002 due to the events of September 11, 2001 and the government's subsequent directives. In addition, current year tax payments reflect a refund of overpayment of prior year taxes. Other current assets at June 30, 2003 declined from the prior year end balance primarily due to lower deferred tax assets in the current period as well as a decrease in insurance recoveries receivable related to personal pension plan settlements in the United Kingdom.

MMC's cash and cash equivalents aggregated $618 million on June 30, 2003, an increase of $72 million from the end of 2002.

MMC increased its quarterly dividend by 11% to $.31 per share effective with the dividend to be paid on August 15, 2003.

Financing Cash Flows
In February 2003, MMC issued $250 million of 3.625% Senior Notes due in 2008 and $250 million of 4.85% Senior Notes due in 2013 (the "2003 Notes"). The net proceeds from the 2003 Notes were used to pay down commercial paper borrowings. Commercial paper outstanding decreased $640 million during the first six months of 2003 as a result of these repayments.

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

In July 2003, MMC issued $300 million of 5.875% Senior Notes due in 2033.

During the first six months of 2003, MMC repurchased 11.5 million shares of its common stock at a cost of $503 million. MMC repurchases shares subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed.

Investing Cash Flows
MMC's additions to fixed assets and capitalized software, which amounted to $240 million in the first six months of 2003 and $187 million in the first six months last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $440 million in connection with various MMC Capital funds and other MMC investments. Approximately $35 million is expected to be invested during the remainder of 2003. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

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

Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds managed by MMC Capital including Trident II. Publicly traded investments of $346 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $155 million and $311 million are accounted for under APB Opinion No. 18 using the cost method and the equity method, respectively. The investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

MMC Capital helped develop an additional source of insurance and reinsurance capacity after September 11 through the formation of AXIS Specialty Holdings ("AXIS"), a Bermuda domiciled insurance company. AXIS had an initial capitalization of $1.6 billion, which included a $250 million investment by Trident II and a $100 million direct investment by MMC. AXIS completed an initial public offering on July 1, 2003. MMC's direct investment is currently carried at cost and will be classified as an available for sale security, as restrictions on the sale of AXIS shares expire, with changes in fair value recorded in other comprehensive income until realized. Trident II's investments are carried at fair value, in accordance with investment company accounting. MMC's proportionate share of the change in value of its investment in Trident II is recorded as part of investment income (loss) in the Consolidated Income Statement.

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

New Accounting Pronouncements
New accounting pronouncements are discussed in Note 15 to the Consolidated Financial Statements.

Part I - Item 4.  Controls & Procedures
---------------------------------------

Controls and Procedures

Based on their evaluation, as of the end of the period for the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company required to be included in our reports filed under the Exchange Act.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                  June 30, 2003



     Item 4.   Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Stockholders of MMC was held on May 15, 2003. Represented at the meeting, at which stockholders took the following actions, were 460,647,321 shares, or 87 percent, of MMC's 528,696,095 shares of common stock outstanding and entitled to vote:

               1. MMC's  stockholders  elected the five director  nominees named below with each receiving the following votes:

                                           Number of           Number of Shares
                                           Shares Voted        Voted to be
                                           For                 Withheld
                 Peter Coster              443,927,171         16,720,150
                                           -----------         ----------
                 Charles A. Davis          444,000,428         16,646,893
                                           -----------         ----------
                 Gwendolyn S. King         446,564,657         14,082,664
                                           -----------         ----------
                 Lawrence J. Lasser        435,329,928         25,317,393
                                           -----------         ----------
                 David A. Olsen            345,367,039         115,280,282
                                           -----------         -----------

               2. MMC's stockholders adopted an amendment to MMC's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 800,000,000 to 1,600,000,000, with a favorable vote of 426,263,910 of the shares represented (30,764,982 against and 3,618,228 abstaining).

               3. Deloitte & Touche LLP was ratified as MMC's independent auditors for the year ending December 31, 2003, with a favorable vote of 430,132,915 of the shares represented (27,212,518 against and 3,300,488 abstaining).

     Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

                    4.1 Third Supplemental Indenture dated as of July 30, 2003 between MMC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (includes the form of senior note due 2033).

                    10.1 Renewal of Consulting  Agreement  between A.J.C.  Smith and MMC dated as of May 16, 2003.

                    12. Statement Re:  Computation of Ratio of Earnings to Fixed
                        Charges.

                    31. Rule 13a-14(a)/15d-14(a) Certifications.

                    32. Section 1350 Certifications.


               (b) Reports on Form 8-K

                    A Current Report on Form 8-K dated April 23, 2003 was filed by the registrant to report its issuance of a press release announcing its unaudited first quarter financial results for the quarter ended March 31, 2003.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th of August, 2003 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                                MARSH & McLENNAN COMPANIES, INC.




                                                /s/ Sandra S. Wijnberg
                                                --------------------------------
                                                Senior Vice President and
                                                Chief Financial Officer