Form 10-Q
period 2003-09-30
MARSH & MCLENNAN COMPANIES INC
filed 2003-11-14
CIK 62709

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For the quarter ended September 30, 2003



                        Marsh & McLennan Companies, Inc.
                           1166 Avenue of the Americas
                            New York, New York 10036
                                 (212) 345-5000


                          Commission file number 1-5998
                        State of Incorporation: Delaware
                  I.R.S. Employer Identification No. 36-2668272



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

As of October 31, 2003 there were outstanding 530,241,472 shares of common stock, par value $1.00 per share, of the registrant.

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, pension funding, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, regulatory proceedings, securities litigation, contingencies and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial losses from the September 11 attack on the World Trade Center, or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance services business are changes in competitive conditions, movements in premium rate levels, the continuation of difficult conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, natural catastrophes, and mergers between client organizations, including insurance and reinsurance companies insolvencies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions including investor reaction to regulatory proceedings and securities litigation, and the ability to maintain investment management and administrative fees at appropriate levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, the impact of terrorist attacks, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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

                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                      Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
-------------------------------------------------------------------------------------------------------
(In millions, except per share figures)                 2003       2002              2003         2002
-------------------------------------------------------------------------------------------------------

Revenue:
      Service revenue                                 $2,809     $2,538            $8,490       $7,748
      Investment income (loss)                            28         15                64           52
-------------------------------------------------------------------------------------------------------

          Operating revenue                            2,837      2,553             8,554        7,800

--------------------------------------------------------------------------------------------------------
Expense:
      Compensation and benefits                        1,486      1,299             4,339        3,829
      Other operating expenses                           758        742             2,306        2,207
--------------------------------------------------------------------------------------------------------
          Operating expenses                           2,244      2,041             6,645        6,036
--------------------------------------------------------------------------------------------------------

Operating income                                         593        512             1,909        1,764

Interest income                                            6          5                19           14

Interest expense                                         (48)       (43)             (137)        (118)

--------------------------------------------------------------------------------------------------------

Income before income taxes and minority interest         551        474             1,791        1,660

Income taxes                                             188        168               609          589

Minority interest, net of tax                              6          7                17           18

---------------------------------------------------------------------------------------------------------

Net income                                            $  357     $  299            $1,165       $1,053

---------------------------------------------------------------------------------------------------------

Basic net income per share                            $  .67     $  .56            $2.18       $ 1.94

----------------------------------------------------------------------------------------------------------

Diluted net income per share                          $  .65     $  .55            $2.12       $ 1.88

----------------------------------------------------------------------------------------------------------

Average number of shares outstanding-Basic               531        535               534          542

----------------------------------------------------------------------------------------------------------

Average number of shares outstanding-Diluted             550        548               550          559


----------------------------------------------------------------------------------------------------------

Dividends Declared                                   $ 0.31      $ 0.28            $ 0.90       $ 0.83

----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



-------------------------------------------------------------------------------------------
                                                             (Unaudited)
                                                            September 30,   December 31,
(In millions of dollars)                                            2003           2002
-------------------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                  $    691            $    546
-------------------------------------------------------------------------------------------

Receivables
  Commissions and fees                                        2,318               2,178
  Advanced premiums and claims                                  102                 119
  Other                                                         363                 305
-------------------------------------------------------------------------------------------
                                                              2,783               2,602
  Less-allowance for doubtful accounts and cancellations       (127)               (124)
-------------------------------------------------------------------------------------------
  Net receivables                                             2,656               2,478
-------------------------------------------------------------------------------------------
Prepaid dealer commissions -  current portion                   166                 226
Other current assets                                            276                 414
-------------------------------------------------------------------------------------------

   Total current assets                                       3,789               3,664

Goodwill and intangible assets                                5,712               5,404

Fixed assets, net                                             1,378               1,308
(net of accumulated depreciation and
 amortization of $1,373 at September 30, 2003
 and $1,275 at December 31, 2002)

Long-term investments                                           600                 578
Prepaid dealer commissions                                      172                 292
Prepaid pension                                               1,148               1,071
Other assets                                                  1,690               1,538
-------------------------------------------------------------------------------------------
                                                            $14,489             $13,855
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                      September 30,      December 31,
(In millions of dollars)                                       2003             2002
----------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt                                           $     203        $     543
Accounts payable and accrued liabilities                      1,559            1,406
Accrued compensation and employee benefits                    1,420            1,568
Accrued income taxes                                            505              194
Dividends payable                                               166              152
----------------------------------------------------------------------------------------
  Total current liabilities                                   3,853            3,863
----------------------------------------------------------------------------------------

Fiduciary liabilities                                         4,110            4,010
Less - cash and investments held in
       a fiduciary capacity                                  (4,110)          (4,010)
----------------------------------------------------------------------------------------
                                                                  -                -
Long-term debt                                                2,919            2,891
----------------------------------------------------------------------------------------
Other liabilities                                             2,245            2,083
----------------------------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                   -                -
Common stock, $1 par value, authorized
  1,600,000,000 shares, issued 560,641,640
  shares at September 30, 2003 and December 31, 2002            561              561
Additional paid-in capital                                    1,265            1,426
Retained earnings                                             5,174            4,490
Accumulated other comprehensive loss                           (252)            (452)
----------------------------------------------------------------------------------------
                                                              6,748            6,025
Less - treasury shares, at cost,
28,600,270 shares at September 30, 2003 and
22,441,817 shares at December 31, 2002                       (1,276)          (1,007)
----------------------------------------------------------------------------------------

Total stockholders' equity                                    5,472            5,018
----------------------------------------------------------------------------------------
                                                            $14,489          $13,855
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
For Nine Months Ended September 30,                              2003      2002
(In millions of dollars)
--------------------------------------------------------------------------------
Operating cash flows:
Net income                                                     $1,165    $1,053
Adjustments to reconcile net income to cash generated from
   operations:
       Depreciation of fixed assets and amortization
        of capitalized software and other intangible assets       292       265
       Provision for deferred income taxes                         34      (119)
       Gains on investments                                       (64)      (52)
Changes in assets and liabilities:
   Net receivables                                               (151)      230
   Prepaid dealer commissions                                     181       242
   Other current assets                                            32        (9)
   Other assets                                                  (122)     (125)
   Accounts payable and accrued liabilities                        53        70
   Accrued compensation and employee benefits                    (148)     (250)
   Accrued income taxes                                           312        22
   Other liabilities                                               (8)     (130)
   Effect of exchange rate changes                                 49        36
--------------------------------------------------------------------------------
   Net cash generated from operations                           1,625     1,233
--------------------------------------------------------------------------------

Financing cash flows:
Net decrease in commercial paper                               (1,057)     (515)
Proceeds from issuance of debt                                    798       750
Other repayments of debt                                          (49)       (8)
Purchase of treasury shares                                      (886)   (1,167)
Issuance of common stock                                          481       436
Dividends paid                                                   (466)     (442)
--------------------------------------------------------------------------------
   Net cash used for financing activities                      (1,179)     (946)
--------------------------------------------------------------------------------
Investing cash flows:
Capital expenditures                                             (335)     (288)
Proceeds from sales related to fixed assets
   and capitalized software                                        12        21
Acquisitions                                                      (99)      (49)
Other, net                                                         89       171
--------------------------------------------------------------------------------
   Net cash used for investing activities                        (333)     (145)
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash
   and cash equivalents                                            32        (4)
--------------------------------------------------------------------------------
Increase in cash & cash equivalents                               145       138
Cash & cash equivalents at beginning of period                    546       537
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period                       $  691    $  675
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

2.      Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although MMC believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in MMC's latest Annual Report on Form 10-K.

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the nine-month periods ended September 30, 2003 and 2002. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC's holdings in certain private equity funds. MMC's investments may include seed shares for mutual funds, direct investments in insurance, consulting or investment management companies and investments in private equity funds.

3.      Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $91 million and $90 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $11.3 billion at September 30, 2003 and $11.7 billion at December 31, 2002, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

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

The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and nine-month periods ended September 30, 2003 and 2002.

--------------------------------------------------------------------------------------------
                                                       Three Months Ended  Nine Months Ended
(In millions of dollars)                                  September 30,       September 30,
                                                             2003    2002    2003       2002
--------------------------------------------------------------------------------------------

Net income                                                  $ 357   $ 299    $1,165   $1,053
Less:  Potential minority interest associated
       with the Putnam
Class B Common Shares, net of dividend equivalent
       expense related to common stock equivalents
                                                                -       -         -       (1)
---------------------------------------------------------------------------------------------
Net income for diluted earnings per share                   $ 357    $299    $1,165   $1,052
---------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding              531     535       534      542
Dilutive effect of potentially issuable common shares          19      13        16       17
---------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding            550     548       550      559
---------------------------------------------------------------------------------------------

5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the nine-month periods ended September 30, 2003 and 2002.

--------------------------------------------------------------------------------
        (In millions of dollars)                     2003             2002
--------------------------------------------------------------------------------

        Interest paid                                $123            $  91
        Income taxes paid                            $233             $612

6. Comprehensive Income

The components of comprehensive income for the nine-month periods ended September 30, 2003 and 2002 are as follows:

------------------------------------------------------------------------------
        (In millions of dollars)                                2003      2002
------------------------------------------------------------------------------
        Foreign currency translation adjustments                 $159     $ 71
        Unrealized investment holding gains (losses),
                net of income taxes                                55      (79)
        Less:  Reclassification adjustment for realized gains
                included in net income, net of income taxes       (12)     (36)
        Deferred (loss) gain on cash flow hedges,
                net of income taxes                                (2)       8
--------------------------------------------------------------------------------
        Other comprehensive income (loss)                         200      (36)
        Net income                                              1,165    1,053
--------------------------------------------------------------------------------
        Comprehensive income                                   $1,365   $1,017
--------------------------------------------------------------------------------

7.      Acquisitions

In April 2003, MMC acquired Oliver, Wyman & Company ("OWC") for $265 million - $159 million in cash, which will be paid over 4 years, and $106 million in MMC stock. Substantially all former employees of OWC are now employees of MMC. Approximately $35 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as compensation expense over four years.

8.      Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2003 are as follows:

------------------------------------------------------------
(In millions of dollars)                                2003
------------------------------------------------------------
Balance as of January 1,                              $5,151
Goodwill acquired                                        233
Other adjustments (primarily foreign exchange)            51
------------------------------------------------------------
Balance as of September 30,                           $5,435
------------------------------------------------------------

The goodwill balance at September 30, 2003 and December 31, 2002 includes approximately $121 million of equity method goodwill.

Amortized intangible assets consist primarily of the cost of client lists and client relationships acquired and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross carrying amount and accumulated amortization by major intangible asset class is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                   September 30, 2003                         December 31, 2002
                                          -------------------------------------------------------------------------------

                                                                    Net                                       Net
                                          Gross      Accumulated    Carrying        Gross      Accumulated    Carrying
(In millions of dollars)                  Cost       Amortization   Amount          Cost       Amortization   Amount
-------------------------------------------------------------------------------------------------------------------------

Client lists and client relationships       $221        $  64           $157          $148        $  50        $  98
acquired
Future revenue streams related to
existing private equity funds                199           88            111           216           70          146
-------------------------------------------------------------------------------------------------------------------------
Total amortized intangibles                 $420         $152           $268          $364         $120         $244
-------------------------------------------------------------------------------------------------------------------------

Aggregate amortization expense for the nine-month periods ended September 30, 2003 and 2002 was $30 million and $25 million, respectively and the estimated aggregate amortization expense is as follows:

----------------------------------- ---------- --------------------------------
For the Years
Ending December 31,                                       Estimated
(In millions of dollars)                                   Expense
----------------------------------- ---------- --------------------------------
2003                                                         $38
2004                                                         $33
2005                                                         $33
2006                                                         $32
2007                                                         $31
----------------------------------- ---------- --------------------------------


9.    Stock Benefit Plans

MMC has stock-based benefit plans under which employees are awarded grants of restricted stock, stock options and other forms of awards. As provided under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") MMC has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

In accordance with the intrinsic value method under APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. If compensation cost for MMC's stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC's net income and net income per share for the three- and nine-month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below.

------------------------------------------------------------------------------
(In millions of dollars,
except per share figures)                Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
                                             2003     2002   2003       2002
------------------------------------------------------------------------------
Net Income:
    As reported                              $357    $299   $1,165   $1,053
    Adjustment for fair value method,
       net of tax                             (40)    (38)    (128)    (113)
------------------------------------------------------------------------------
    Pro forma net income                     $317    $261   $1,037   $  940
------------------------------------------------------------------------------
Net Income Per Share:
    Basic:
    As reported                             $0.67   $0.56    $2.18    $1.94
    Pro forma                               $0.60   $0.49    $1.94    $1.73
    Diluted:
    As reported                             $0.65   $0.55    $2.12    $1.88
    Pro forma                               $0.58   $0.48    $1.90    $1.68
------------------------------------------------------------------------------

The pro forma information above includes the cost of stock options issued under MMC incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC stock purchase plans. MMC stock purchase plans allow eligible employees to purchase MMC shares at prices not less than 85% of the lesser of the fair market value of the stock at the beginning or end of the offering period. The stock purchase plans represent approximately 20% of the increment from applying the fair value method in 2003 and 2002. Approximately 5 million and 4.6 million shares were issued under the employee stock plans on September 30, 2003 and 2002, respectively.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted average assumptions used in the valuation models are evaluated and revised, as necessary, to reflect market conditions and experience.

10.   Long-term Debt

In July 2003, MMC issued $300 million of 5.875% Senior Notes due 2033. In February 2003, MMC issued $250 million of 3.625% Senior Notes due 2008 and $250 million of 4.85% Senior Notes due 2013. The net proceeds from these notes were used to pay down commercial paper borrowings.

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

At December 31, 2002, commercial paper borrowings of $750 million have been classified as long-term debt based on MMC's intent and ability to maintain or refinance these obligations on a long-term basis.


11.     Integration and Restructuring Costs

In 1999, as part of the 1998 combination with Sedgwick Group, plc ("Sedgwick") and the integration of Sedgwick, MMC adopted a plan to reduce staff and consolidate duplicative offices. The estimated cost of this plan relating to employees and offices of Sedgwick ("Sedgwick Plan") amounted to $285 million and was included in the cost of the acquisition. The initial liability comprises termination payments to employees and other employer related costs of $188 million, leasehold termination costs and future rent under noncancelable leases of $97 million. During 2003, MMC paid $3 million of costs related to the Sedgwick Plan and the remaining liability at September 30, 2003 was $31 million.

Merger-related costs for employees and offices of MMC ("MMC Plan") amounted to $266 million and were recorded as part of a 1999 special charge. The initial liability related to termination payments to employees of $194 million, lease termination costs and future rent under noncancelable leases of $47 million, and other integration costs of $25 million. During 2003, MMC paid $2 million of costs related to the MMC Plan and the remaining liability at September 30, 2003 was $15 million.

In the third quarter of 2001, as a result of weakening business conditions, which were exacerbated by the events of September 11, MMC adopted a plan to provide for staff reductions and office consolidations, primarily in the consulting segment ("2001 Plan"). The charge of $61 million related to this Plan comprises $44 million for severance related benefits and $17 million for future rent under noncancelable leases. During 2003, MMC paid $3 million of costs related to the 2001 Plan and the remaining liability at September 30, 2003 was $15 million.

Activities under each of the plans are substantially complete. The remaining accruals, primarily for future rent under noncancelable leases, costs to restore leased properties to contractually agreed upon conditions and salary continuance arrangements, are expected to be paid over several years.



12.   Common Stock

In 2003, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During the nine-month period ended September 30, 2003, MMC repurchased 19.6 million shares for total consideration of $910 million.

MMC repurchases shares subject to market conditions, including, from time to time, pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. Approximately 3.7 million shares of the repurchases discussed above were made under the 10b5-1 plan.

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

On October 28, 2003 the Securities and Exchange Commission (the "SEC") commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order making findings, which Putnam neither admitted nor denied, of certain facts and that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order finds that since 1998 at least six Putnam investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also finds that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further finds that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam will institute a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, oversight by an independent third party and the SEC of the calculation of the amount of restitution to be made by Putnam for losses attributable to excessive short-term trading by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. The order also contemplates civil monetary penalties to be determined at a later date. Certain changes in governance provisions are also contemplated for the Putnam funds. In a separate action, the SEC is seeking an injunction against two of the six investment management employees. All six such employees have been removed from investment management responsibilities at Putnam.

On October 28, 2003, the Massachusetts Secretary of the Commonwealth commenced a civil administrative proceeding alleging violations of the state's securities law anti-fraud provisions. These violations are alleged to be based on material misstatements in Putnam mutual fund prospectuses because Putnam allegedly permitted fund managers to engage in activities contrary to Putnam's stated policy against market timing and short-term trading. Putnam is also alleged to have breached its fiduciary duty to Putnam fund shareholders by allowing such employee conduct. In addition, the Massachusetts action alleges that Putnam permitted certain non-employee shareholders of Putnam funds to engage in excessive market timing activities in violation of policies allegedly disclosed by Putnam in its mutual fund prospectuses. The Massachusetts action seeks to have Putnam permanently cease and desist from violating the Massachusetts securities law, and to pay restitution to the funds and administrative fines in an undetermined amount.

Putnam is fully cooperating with the regulatory authorities and has undertaken, among other things, to make appropriate restitution for losses to any Putnam fund resulting from improper market timing activities.

MMC and Putnam have also been named as defendants in a number of private lawsuits based on similar factual allegations. As of November 12, 2003 there were 16 purported class actions and two direct shareholder actions. In addition, MMC is aware of one shareholder derivative action naming MMC and its directors as defendants, and one derivative action naming MMC, Putnam and the members of the Putnam Board of Trustees as defendants, and one purported ERISA class action naming MMC, Putnam and the Trustees and/or alleged fiduciaries of the Putnam Investments Profit Sharing Retirement Plan as defendants.

A previously announced document subpoena that Putnam received from the United States Attorney in New York has been withdrawn and replaced with a document subpoena from the United States Attorney in Boston inquiring into, among other things, matters that are the subject of the SEC and Massachusetts actions.

As part of the combination with Sedgwick, MMC acquired River Thames Insurance Company Limited ("River Thames"), an insurance underwriting business that was already in run-off, which was sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters by River Thames ("ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to 40 GBP million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2003, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer are unable to meet their obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits, proceedings, or guarantees will not have a material adverse effect on MMC's consolidated financial position or cash flows but may be material to MMC's operating results in any particular period.


14.   Segment Information

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

Selected information about MMC's operating segments for the nine-month periods ended September 30, 2003 and 2002 follows:

------------------------------------------------------------------------
                                                       Segment Operating
      (In millions of dollars)            Revenue            Income
------------------------------------------------------------------------
      2003
      Risk and Insurance Services        $ 5,093(a)      $ 1,351
      Investment Management                1,447             364
      Consulting                           2,014             278
------------------------------------------------------------------------
                                         $ 8,554         $ 1,993
------------------------------------------------------------------------
      2002
      Risk and Insurance Services      $ 4,343(a)        $ 1,125
      Investment Management                1,697             460
      Consulting                           1,760             250
------------------------------------------------------------------------
                                         $ 7,800         $ 1,835
------------------------------------------------------------------------

(a) Includes interest income on fiduciary funds ($91 million in 2003 and $90 million in 2002).

A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

--------------------------------------------------------------------------------
(In millions of dollars)                                       2003       2002
--------------------------------------------------------------------------------
Total segment operating income                               $1,993     $1,835
Corporate expense                                              (101)       (89)
Reclassification of minority interest                            17         18
--------------------------------------------------------------------------------
Operating income                                              1,909      1,764
Interest income                                                  19         14
Interest expense                                               (137)      (118)
--------------------------------------------------------------------------------
Total income before income taxes and
      minority interest                                      $1,791     $1,660
--------------------------------------------------------------------------------

Operating segment revenue by product for the nine-month periods ended September 30, 2003 and 2002 is as follows:

---------------------------------------------------------------------------
(In millions of dollars)                           2003          2002
---------------------------------------------------------------------------
Risk and Insurance Services
Risk Management and Insurance Broking            $3,800        $3,210
Reinsurance Broking and Services                    627           502
Related Insurance Services                          666           631
---------------------------------------------------------------------------
     Total Risk and Insurance Services            5,093         4,343
---------------------------------------------------------------------------
Investment Management                             1,447         1,697
---------------------------------------------------------------------------
Consulting
Retirement Services                                 912           832
Health Care & Group Benefits                        300           269
Human Capital                                       275           255
Management and Organizational Change                315           204
Economic                                            109            98
---------------------------------------------------------------------------
                                                  1,911         1,658
Reimbursed Expenses                                 103           102
---------------------------------------------------------------------------
     Total Consulting                             2,014         1,760
---------------------------------------------------------------------------
     Total                                       $8,554        $7,800
---------------------------------------------------------------------------


15.  New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 interprets Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises qualifying as variable interest entities ("VIE"). FIN 46 defines a VIE as a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The FASB deferred the effective date for applying FIN 46 so that the guidance is effective for interim or fiscal periods ending after December 15, 2003.

MMC, through Putnam, manages $3.3 billion in the form of Collateralized Debt Obligations ("CDO") and Collateralized Bond Obligations ("CBO"). The CDOs and CBOs were created prior to January 31, 2003. Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam's investment totaling $4 million, reflected in Long-term investments in the Consolidated Balance Sheets at September 30, 2003. The implementation of FIN 46 will not have a significant impact on MMC's consolidated results of operations, financial position or cash flows. The FASB may issue future interpretive guidance to FIN 46.

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             Third Quarter and Nine Months Ended September 30, 2003


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

The consolidated results of operations follow:
------------------------------------------------------- ------------------------
                                      Third Quarter              Nine Months
(In millions of dollars)         2003           2002         2003         2002
----------------------------------------- ------------- ------------ -----------
Revenue:
Service Revenue                $2,809         $2,538       $8,490       $7,748
Investment Income (Loss)           28             15           64           52
----------------------------------------- ------------- ------------ -----------
Operating Revenue               2,837          2,553        8,554        7,800
----------------------------------------- ------------- ------------ -----------
Expense:
Compensation and Benefits       1,486          1,299        4,339        3,829
Other Operating Expenses          758            742        2,306        2,207
----------------------------------------- ------------- ------------ -----------
Operating Expenses              2,244          2,041        6,645        6,036
----------------------------------------- ------------- ------------ -----------
Operating Income                 $593        $   512       $1,909       $1,764
----------------------------------------- ------------- ------------ -----------
Operating Income Margin          20.9%            20.1%      22.3%        22.6%
----------------------------------------- ------------- ------------ -----------

Revenue, derived mainly from commissions and fees, increased 11% from the third quarter of 2002. Revenue increased 7% on a constant currency basis, which measures the change in revenue, before the impact of acquisitions and dispositions, using consistent currency exchange rates. Revenue increases in the risk and insurance services and consulting segments were partially offset by a revenue decline in the investment management segment.

The impact of foreign currency translation, acquisitions and dispositions on MMC's reported revenue by segment is as follows:


--------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended             % Change       Currency/
                                                    September 30,       GAAP    Constant      Acquisitions
                                                 2003           2002  Revenue   Currency (b)     Impact
--------------------------------------------------------------------------------------------------------------
Risk and Insurance Services
Risk Management and Insurance Broking            $1,207     $1,052      15%          12%           3%
Reinsurance Broking and Services                    204        168      21%          20%           1%
Related Insurance Services (a)                      229        211       9%           9%           -
--------------------------------------------------------------------------------------------------------------
    Total Risk and Insurance Services             1,640      1,431      15%          13%           2%
--------------------------------------------------------------------------------------------------------------
Investment Management                               507        522      (3)%         (3)%          -
--------------------------------------------------------------------------------------------------------------
Consulting
Retirement Services                                 300        283       6%           1%           5%
Health Care & Group Benefits                         99         93       7%           3%           4%
Human Capital                                       100         92       8%          (1)%          9%
Management and Organizational Change                117         65      76%           3%          73%
Economic                                             38         33      18%          16%           2%
--------------------------------------------------------------------------------------------------------------
                                                    654        566      15%           2%          13%
Reimbursed Expenses                                  36         34       7%           7%           -
--------------------------------------------------------------------------------------------------------------
    Total Consulting                                690        600      15%           3%          12%
--------------------------------------------------------------------------------------------------------------
Total                                            $2,837     $2,553      11%           7%           4%
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                  Nine Months Ended             % Change        Currency/
                                                    September 30,        GAAP   Constant      Acquisitions
                                                 2003           2002   Revenue  Currency (b)     Impact
--------------------------------------------------------------------------------------------------------------
Risk and Insurance Services
Risk Management and Insurance Broking            $3,800     $3,210       18%         14%           4%
Reinsurance Broking and Services                    627        502       25%         23%           2%
Related Insurance Services (a)                      666        631        6%          5%           1%
--------------------------------------------------------------------------------------------------------------
    Total Risk and Insurance Services             5,093      4,343       17%         14%           3%
--------------------------------------------------------------------------------------------------------------
Investment Management                             1,447      1,697      (15)%       (15)%          -
--------------------------------------------------------------------------------------------------------------
Consulting
Retirement Services                                 912        832       10%          3%           7%
Health Care & Group Benefits                        300        269       12%          7%           5%
Human Capital                                       275        255        8%          2%           6%
Management and Organizational Change                315        204       54%         (1)%         55%
Economic                                            109         98       12%          9%           3%
--------------------------------------------------------------------------------------------------------------
                                                  1,911      1,658       15%          3%          12%
Reimbursed Expenses                                 103        102        1%          1%           -
--------------------------------------------------------------------------------------------------------------
    Total Consulting                              2,014      1,760       14%          3%          11%
--------------------------------------------------------------------------------------------------------------
Total                                            $8,554     $7,800       10%          5%           5%
--------------------------------------------------------------------------------------------------------------

(a) Includes U.S. affinity, claims management, underwriting management and MMC Capital businesses.
(b) Constant currency measures the change in revenue, before the impact of acquisitions and dispositions, using consistent currency exchange rates.

Revenue growth on a constant currency basis in the risk and insurance services segment was 13% in the third quarter of 2003, with growth of 12% in risk management and insurance broking and 20% in reinsurance broking and services. Revenue decreased 3% in the investment management segment. Consulting revenue on a constant currency basis grew 3%, primarily resulting from strong growth in Management Consulting and Economic Consulting partially offset by declines in Organizational Change Consulting. For the nine months, consolidated revenue grew 10%, 5% on a constant currency basis.

Operating expenses increased 10% in both the third quarter and the nine month period of 2003 (4% on a constant currency basis). The third quarter increase is primarily due to increased compensation and benefit costs in the risk and insurance services and consulting segments, partially offset by lower expenses in the investment management segment. Operating expenses also reflect an increase in costs for office space and insurance.



Risk and Insurance Services
--------------------------------------------------------------------------------
                                    Third Quarter            Nine Months
--------------------------------------------------------------------------------
(In millions of dollars)         2003           2002       2003         2002
--------------------------------------------------------------------------------
Revenue                        $1,640         $1,431     $5,093       $4,343
Expense                         1,252          1,097      3,742        3,218
--------------------------------------------------------------------------------
Operating Income              $   388        $   334     $1,351       $1,125
--------------------------------------------------------------------------------
Operating Income Margin          23.7%         23.3%      26.5%         25.9%
----------------------------------------- ------------------------ -------------

Revenue
Revenue for the risk and insurance services segment grew 15% over the third quarter of 2002 and 13% on a constant currency basis, reflecting the effect of higher premium rates and increased placement service revenues. Demand for Marsh's services remains strong as clients face risks that have grown in number, complexity and severity. Premium rates have continued to increase in most casualty lines, although the rate of increase has moderated somewhat over the past two quarters. Premium rates for property coverages have declined modestly. Clients continue to encounter restricted terms and conditions, and coverage exclusions. In the third quarter constant currency revenue in risk management and insurance broking, which accounts for approximately three quarters of the risk and insurance services segment grew 12%, with double digit growth across all major geographic regions. Revenue in reinsurance broking and services grew 21%, 20% on a constant currency basis. Related insurance services revenues increased 9% on a constant currency basis, primarily resulting from strong growth in claims management and underwriting management and a modest revenue increase at MMC Capital, partially offset by a slight decline in the U.S. affinity business. For the nine months, total risk and insurance services revenue grew 17% over 2002, 14% on a constant currency basis.

Expense
Risk and insurance services expenses increased 14% over the third quarter of 2002, 9% on a constant currency basis. Expense growth primarily reflects higher compensation and benefit costs and an increase in costs for office space and insurance. For the nine months, operating expenses increased 16% over 2002, 11% on a constant currency basis.



Investment Management
--------------------------------------------------------------------------------
                                    Third Quarter              Nine Months
--------------------------------------------------------------------------------
(In millions of dollars)          2003           2002        2003         2002
--------------------------------------------------------------------------------
Revenue                         $  507         $  522      $1,447       $1,697
Expense                            371            406       1,083        1,237
--------------------------------------------------------------------------------
Operating Income                $  136         $  116     $   364       $  460
--------------------------------------------------------------------------------
Operating Income Margin           26.8%         22.2%       25.2%         27.1%
--------------------------------------------------------------------------------

Revenue
Putnam's revenue decreased 3% in the third quarter, which reflects the effect of increased assets under management offset by a decline in underwriting and distribution fees and a one-time contractual payment from Putnam's Italian joint venture partner, received in the third quarter of 2002. Assets under management averaged $270 billion in the third quarter of 2003, a 5% increase from the $257 billion managed in the third quarter of 2002. Assets under management aggregated $272 billion at September 30, 2003 compared with $238 billion at September 30, 2002 and $251 billion at December 31, 2002. The change from December 31, 2002 results primarily from an increase in equity market levels partially offset by net redemptions of $7 billion, including reinvested dividends. Positive flows from the institutional business were more than offset by net outflows in the retail mutual operations. Assets under management at October 31, 2003 aggregated $277 billion and at November 7, 2003 were $263 billion. The decrease from September 30, 2003 to November 7, 2003 reflects net redemptions in both the retail and institutional business. Assets under management, as of the dates indicated, do not reflect pending investments or redemptions based on client decisions communicated to Putnam but not yet implemented.

Expense
Putnam's expenses decreased 9% in the third quarter of 2003 from the same period of 2002 primarily due to lower amortization of prepaid dealer commissions, and lower impairments of intangible assets related to T.H. Lee Equity Fund IV, L.P. ("Fund IV"). Expenses in the third quarter of 2002 include an impairment of assets related to Fund IV which reduced net operating income by approximately $32 million. In the third quarter of 2003, the remaining intangible asset related to Fund IV was written off and had a net impact of approximately $10 million.

Quarter-end and average assets under management are presented below:

------------------------------------------------------
(In billions of dollars)         2003             2002
------------------------------------------------------
Mutual Funds:
Growth Equity                     $48             $ 45
Value Equity                       42               38
Blend Equity                       36               32
Fixed Income                       45               46
------------------------------------------------------
                                  171              161
------------------------------------------------------
Institutional:
Equity                             76               59
Fixed Income                       25               18
------------------------------------------------------
                                  101               77
------------------------------------------------------
Quarter-end Assets               $272             $238
------------------------------------------------------
Assets from Non-US Investors      $39              $27
------------------------------------------------------
Average Assets                   $270             $257
------------------------------------------------------

The categories of mutual fund assets reflect style designations aligned with each fund's prospectus. All prior year amounts have been reclassified to conform with the current investment mandate for each product.

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets have increased in 2003, after three consecutive years of declines. Assets under management have also been, and may in the future continue to be, adversely affected by increased redemptions in response to the administrative proceedings by the SEC and the Massachusetts Secretary of State described in
Note 13 to the Consolidated Financial Statements. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at appropriate levels. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations.

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

At the end of the third quarter, assets held in equity securities represented 74% of assets under management, compared with 73% at September 30, 2002, while investments in fixed income products represented 26%, compared with 27% at September 30, 2002.



Consulting
--------------------------------------------------------------------------------
                                Third Quarter                  Nine Months
--------------------------------------------------------------------------------
(In millions of dollars)     2003            2002           2003         2002
--------------------------------------------------------------------------------
Revenue                      $690          $  600         $2,014       $1,760
Expense                       594             514          1,736        1,510
--------------------------------------------------------------------------------
Operating Income            $  96          $   86        $   278      $   250
--------------------------------------------------------------------------------
Operating Income Margin      13.9%          14.3%          13.8%         14.2%
--------------------------------------------------------------------------------

Revenue
Consulting revenue increased 15% over the third quarter of 2002 primarily due to the impact of foreign exchange and acquisitions, including Oliver Wyman & Company ("OWC") which is included in the management consulting practice. On a constant currency basis revenue increased 3% with strong growth in Management Consulting, reflecting new business growth of recently acquired OWC, and Economic Consulting. Mercer's human resources practices - Retirement Services, Healthcare & Group benefits and Human Capital - reported strong growth in Europe and Asia, partially offset by modest declines in North America. Revenue for the organization change consulting practice declined 15% on a constant currency basis. For the nine months total consulting revenue grew 14% over 2002, 3% on a constant currency basis.

Expense
Consulting expenses increased 16% over the third quarter of 2002 reflecting the impact of foreign exchange and the acquisition of OWC. As described in Note 7 to the consolidated financial statements, a portion of the OWC purchase consideration is contingent upon future employment. This amount has been accounted for as deferred compensation and is being recognized as compensation expense over four years. Expenses increased 2% on a constant currency basis over 2002. For the nine months, expenses increased 15% over 2002, 3% on a constant currency basis.

Interest
Interest income earned on corporate funds amounted to $6 million in the third quarter of 2003, an increase of $1 million from the third quarter of 2002. Interest expense of $48 million in 2003 increased $5 million from the third quarter of 2002 primarily due to an increase in the average interest rates on outstanding debt. The increase in the average interest rate results from the conversion of a significant portion of the company's debt from floating to fixed rates. Since March 2002, MMC has improved liquidity and extended the average maturity of its debt through the issuance of $1.6 billion of long-term senior notes. The net proceeds from the notes were used to pay down outstanding commercial paper balances.

Income Taxes
MMC's consolidated effective tax rate of 34% of income before income taxes and minority interest declined from 35.5% in the third quarter of 2002 primarily as a result of the geographic mix of MMC's businesses.

Liquidity and Capital Resources
Operating Cash Flows
MMC anticipates that funds generated from operations will be sufficient to meet its foreseeable recurring operating cash requirements and fund dividends, capital expenditures and scheduled repayments of long-term debt. MMC's ability to generate cash flow from operations is subject to the business risks inherent in each operating segment.

MMC generated approximately $1.6 billion of cash from operations for the nine-month period ended September 30, 2003, compared with $1.2 billion for the same period in 2002. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and working capital changes. In 2003, MMC's tax payments decreased compared to 2002. MMC's estimated tax payments related to the third quarter of 2001 were paid in the first quarter of 2002 due to the events of September 11, 2001 and the government's subsequent directives. In addition, current year tax payments reflect a refund of overpayment of prior year taxes. Other current assets at September 30, 2003 declined from the prior year end balance primarily due to lower deferred tax assets in the current period as well as collection of insurance recoveries receivable related to personal pension plan settlements in the United Kingdom.

MMC's cash and cash equivalents aggregated approximately $691 million on September 30, 2003, an increase of $145 million from the end of 2002.

In the third quarter, MMC increased its quarterly dividend by 11% and has paid $466 million in dividends to shareholders during the first nine months of 2003.

Financing Cash Flows
In July 2003, MMC issued $300 million of 5.875% Senior Notes due in 2033. In February 2003, MMC issued $250 million of 3.625% Senior Notes due in 2008 and $250 million of 4.85% Senior Notes due in 2013 (collectively, the "2003 Notes"). The net proceeds from the 2003 Notes were used to pay down commercial paper borrowings. Commercial paper outstanding decreased approximately $1.1 billion during the first nine months of 2003 as a result of these repayments and cash from operations. At September 30, 2003 commercial paper outstanding was approximately $200 million.

In June 2003, MMC arranged a $1.4 billion revolving credit facility. The new facility, which will expire in June 2004, replaces a similar facility that expired in 2003. In addition, MMC maintains a $1.0 billion revolving credit facility established in June 2002 which expires in June 2007. Borrowings under these noncancellable facilities are at market rates of interest and support MMC's commercial paper borrowings. No amounts were outstanding under these facilities as of September 30, 2003.

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

During the first nine months of 2003, MMC repurchased 19.6 million shares of its common stock at a cost of $910 million, recorded on a trade date basis. MMC repurchases shares subject to market conditions, including, from time to time, pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed.

Investing Cash Flows
MMC's additions to fixed assets and capitalized software, which amounted to $335 million in the first nine months of 2003 and $288 million in the first nine months last year, primarily relate to leasehold improvements and software development costs.

MMC has committed to potential future investments of approximately $435 million in connection with various MMC Capital funds and other MMC investments. Approximately $25 million is expected to be invested during the remainder of 2003. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

Market Risk
Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Interest Rate Risk MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are used on a limited basis to manage MMC's exposure to interest rate movements on its cash and investments, as well as interest expense on borrowings, and are only executed with counterparties of high credit worthiness.

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

Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds managed by MMC Capital, including Trident II. Publicly traded investments of $402 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $128 million and $329 million are accounted for under APB Opinion No. 18 using the cost method and the equity method, respectively. The investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

MMC Capital helped develop an additional source of insurance and reinsurance capacity after September 11 through the formation of AXIS Specialty Holdings ("AXIS"), a Bermuda - domiciled insurance company. AXIS had an initial capitalization of $1.6 billion, which included a $250 million investment by Trident II and a $100 million direct investment by MMC. AXIS completed an initial public offering on July 1, 2003. The sale of AXIS shares held by MMC and by Trident II is temporarily restricted by standard lock-up agreements and by rule 144 of the Securities and Exchange Commission. When MMC's directly held shares are no longer subject to restrictions (as defined by SFAS 115), MMC will classify the investment as an available for sale security, carried at fair value, with changes in fair value recorded in other comprehensive income until realized. At September 30, 2003, approximately 40% of MMC's direct investment was considered unrestricted under SFAS 115. Trident II's investments are carried at fair value, in accordance with investment company accounting. MMC's proportionate share of the change in value of its investment in Trident II is recorded as part of investment income (loss) in the Consolidated Income Statements. Future changes in the fair value of Trident II's investment in AXIS may result in quarterly fluctuations in MMC's investment income or loss.

MMC utilizes option contracts to hedge the variability of cash flows from forecasted sales of certain available for sale investments. The hedge is achieved through the use of European style put and call options, which mature on the dates of the forecasted sales. The hedges are only executed with counterparties of high credit worthiness.

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

As further discussed in Note 13 to the consolidated financial statements, administrative proceedings and a number of lawsuits have commenced against Putnam and MMC. They seek, among other things, that Putnam pay restitution to the funds and administrative fines in an undetermined amount. Putnam expects to incur legal fees and other costs related to these proceedings and may incur severance related costs. Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on MMC's consolidated financial position or cash flows, but may be material to MMC's operating results in any particular period.

In addition to the direct costs discussed in the preceding paragraph, the level of assets under management may also be adversely affected by increased redemptions in response to these proceedings, which may result in reduced revenue levels in the future.

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

                               September 30, 2003



Item 1.           Legal Proceedings.

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

On October 28, 2003 the Securities and Exchange Commission (the "SEC") commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order making findings, which Putnam neither admitted nor denied, of certain facts and that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order finds that since 1998 at least six Putnam investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also finds that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further finds that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam will institute a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, oversight by an independent third party and the SEC of the calculation of the amount of restitution to be made by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. The order also contemplates civil monetary penalties to be determined at a later date. Certain changes in governance provisions are also contemplated for the Putnam funds. In a separate action, the SEC is seeking an injunction against two of the six investment management employees. All six such employees have been removed from investment management responsibilities at Putnam.

On October 28, 2003, the Massachusetts Secretary of the Commonwealth commenced a civil administrative proceeding alleging violations of the state's securities law anti-fraud provisions. These violations are alleged to be based on material misstatements in Putnam mutual fund prospectuses because Putnam allegedly permitted fund managers to engage in activities contrary to Putnam's stated policy against market timing and short-term trading. Putnam is also alleged to have breached its fiduciary duty to Putnam fund shareholders by allowing such employee conduct. In addition, the Massachusetts action alleges that Putnam permitted certain non-employee shareholders of Putnam funds to engage in excessive market timing activities in violation of policies allegedly disclosed by Putnam in its mutual fund prospectuses. The Massachusetts action seeks to have Putnam permanently cease and desist from violating the Massachusetts securities law, and to pay restitution to the funds and administrative fines in an undetermined amount.

Putnam is fully cooperating with the regulatory authorities and has undertaken, among other things, to make appropriate restitution for losses to any Putnam fund resulting from improper market timing activities.

MMC and Putnam have also been named as defendants in a number of private lawsuits based on similar factual allegations. As of November 12, 2003 there were 16 purported class actions and two direct shareholder actions. In addition, MMC is aware of one shareholder derivative action naming MMC and its directors as defendants, and one derivative action naming MMC, Putnam and the members of the Putnam Board of Trustees as defendants, and one purported ERISA class action naming MMC, Putnam and the Trustees and/or alleged fiduciaries of the Putnam Investments Profit Sharing Retirement Plan as defendants.

A previously announced document subpoena that Putnam received from the United States Attorney in New York has been withdrawn and replaced with a document subpoena from the United States Attorney in Boston inquiring into, among other things, matters that are the subject of the SEC and Massachusetts actions.

Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on MMC's consolidated financial position or cash flows, but may be material to MMC's operating results in any particular period.


Item 6.         Exhibits and Reports on Form 8-K

(a)     Exhibits

12. Statement Re: Computation of Ratio of Earnings to Fixed Charges.

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.


(b) Reports on Form 8-K

A Current Report on Form 8-K dated July 22, 2003 was filed by the registrant to report its issuance of a press release announcing its unaudited second quarter financial results for the quarter ended June 30, 2003.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 14th of November, 2003 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                     MARSH & McLENNAN COMPANIES, INC.




                                    /s/  Sandra S. Wijnberg
                                    ----------------------------------
                                    Senior Vice President and
                                    Chief Financial Officer