Form 10-K
period 2003-12-31
MARSH & MCLENNAN COMPANIES INC
filed 2004-03-15
CIK 62709

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                           Commission File No. 1-5998
                        MARSH & MCLENNAN COMPANIES, INC.
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                   36-2668272
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                           1166 Avenue of the Americas
                          New York, New York 10036-2774
               (Address of Principal Executive Offices; Zip Code)

Registrant's telephone number, including area code:  (212) 345-5000

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock                                New York Stock Exchange
      (par value $1.00 per share)             Chicago Stock Exchange
  Preferred Stock Purchase Rights             Pacific Exchange
                                              London Stock Exchange

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X. No   .
                                                     ----   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES  X. No     .
   ----    ----

         As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,487,418,346.

         As of February 27, 2004, there were outstanding 524,540,040 shares of common stock, par value $1.00 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
              (ONLY TO THE EXTENT SET FORTH IN THE PART INDICATED)

Annual Report to Stockholders for the
   year ended December 31, 2003 . . . . . . . . . . . . . . . Parts I, II and IV

Notice and Proxy Statement for the 2004 Annual Meeting of Stockholders to
   be filed within 120 days after December 31, 2003. . . . . . . . . Part III

================================================================================

                        MARSH & McLENNAN COMPANIES, INC.

                                   ----------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 29 of the Annual Report to Stockholders for the year ended December 31, 2003 (the "2003 Annual Report"), which is incorporated herein by reference, for a discussion of MMC's revenues and operating income by industry segment for each of the last three fiscal years.

     RISK AND INSURANCE SERVICES. MMC's risk and insurance services are provided by its subsidiaries and their affiliates as broker, agent or consultant for insureds, insurance underwriters and other brokers on a worldwide basis in the areas of:

     o risk management and insurance broking,

     o reinsurance broking and services, and

     o related insurance services.

These services are provided by Marsh Inc., which delivers risk and insurance services and solutions to clients through its various subsidiaries and affiliates. Risk management, insurance broking, financial solutions and insurance program management services are provided for businesses, public entities, associations, professional services organizations and private clients under the Marsh name. Reinsurance broking, catastrophe and financial modeling services and related advisory functions are conducted for insurance and reinsurance companies, principally under the Guy Carpenter name. Underwriting management and wholesale broking services are performed for a wide range of clients under various names. Claims and associated productivity services are provided by Sedgwick Claims Management Services. In addition, MMC Capital provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments.

         MARSH INC. Marsh serves clients with risk and insurance services in more than 100 countries in all principal regions of the world where insurance business is conducted. These clients are engaged in essentially all of the major areas of manufacturing and services found in the world economy. Business clients range from prominent worldwide corporations to mid-size and small businesses and professional service organizations. Marsh's clientele also includes government agencies, high-net-worth individuals, and individuals served through affinity groups and employer-based programs.

         The services provided by Marsh's operating units include the identification, analysis, estimation, mitigation, financing and transfer of risks that arise from client operations. These client risks relate to damage to property, various liability exposures, and other factors that could result in financial loss, including large and complex risks that require access to world insurance and financial markets. Risks addressed go beyond traditional property-liability areas to include a widening range of exposures. Examples of these risks include employment practices liability, the launch and operation of rockets and spacecraft, the development and operation of technology resources (such as computers, communications networks and websites), the theft or loss of intellectual property, copyright infringement, the remediation of environmental pollution, exposures related to mergers and acquisitions, the interruption of revenue streams derived from leasing and credit operations, political risks and various other financial, strategic and operating exposures.

         Marsh's subsidiaries provide a broad spectrum of services requiring expertise in multiple disciplines: risk identification, estimation and mitigation; conducting negotiations and placement transactions with the worldwide insurance and capital markets; gaining knowledge of specific insurance product lines and technical aspects of client operations, industries and fields of business; actuarial analysis; and understanding the regulatory and legal environments of various countries. Once client risks are identified, Marsh provides advice on addressing those exposures, including structuring programs for retaining, mitigating, financing, and transferring the risks in combinations that vary according to the risk profiles, requirements and preferences of clients. Specific professional functions provided in this process include loss-control services, the placement of client risks with the worldwide insurance and capital markets (risk transfer), the development of alternative risk financing methods, establishment and management of specialized insurance companies owned by clients ("captive insurance companies"); claims collection, injury management, claims administration, and other insurance and risk related services. In addition, financial solutions provided to clients include asset-backed securitization, financial guarantees and other advanced techniques for transferring risk into both the insurance and capital markets. Brokerage services are also provided to unaffiliated brokers in certain areas.

         Marsh operates principally through the offices of its subsidiaries and affiliates in various countries around the world. In addition, correspondent relationships are maintained with unaffiliated firms in certain countries.

         Guy Carpenter, its subsidiaries and affiliates provide reinsurance services to insurance and reinsurance companies and other risk assumption entities. Acting mainly as a broker or intermediary on all classes of reinsurance, Guy Carpenter principally addresses the property and casualty lines. Guy Carpenter's reinsurance activities also include specialty lines such as professional liability, medical malpractice, agriculture, marine, accident & health, life & annuity, and alternative risk transfer. Guy Carpenter's services include providing advice, placing coverages with reinsurance markets, arranging risk-transfer financing with capital markets, and furnishing related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling, claims and run-off services. An insurance or reinsurance company client may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Guy Carpenter's offices are located principally in North and South America, Europe and Asia Pacific.

         Marsh's Affinity and Private Client Practices business unit provides advice and program services to corporate and association clients globally and to individual clients in the United States. Marsh's Affinity practice provides associations with the design, marketing, and administration of a variety of insurance-related products purchased by the association members. The Affinity practice offers services and administration to corporations for employee voluntary payroll deduction programs and insurance- and benefit-related programs. Marsh's Private Client Services practice markets specialized risk and insurance programs to high net worth individuals and family offices. Marsh's Financial Services practice offers key-person and executive benefit programs, as well as planning and wealth preservation solutions for affluent individuals.

         Marsh provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages. Marsh also provides wholesale broking services, consisting of specialized placement services for affiliated and unaffiliated brokers, in the United States and United Kingdom. These services are provided under various names apart from Marsh.

         Sedgwick Claims Management Services, a majority-owned subsidiary of Marsh, is a leading provider of various claims and productivity management solutions to North American clients. It provides various claims administration and related services principally for workers' compensation, employers' liability, general liability, automobile liability, and short and long term disability claims.

         MMC CAPITAL, INC. MMC Capital is a private equity firm that manages investments and committed capital of more than $2 billion. MMC Capital invests primarily in industries where MMC possesses specialized knowledge. During the past ten years, MMC Capital has targeted investments in the insurance and financial services industries as the investment manager of the Trident Funds, which consist of The Trident Partnership formed in 1994, Trident II formed in 1999 and Trident III formed in 2003. Investors in these funds include MMC Capital's corporate parent and third-party investors.

         MMC Capital's investment activities date back to the mid 1980's when MMC was instrumental in sponsoring several Bermuda-based insurance and reinsurance companies, including ACE Limited, XL Capital Ltd., Centre Reinsurance Holdings Limited and Mid Ocean Limited. More recently, MMC Capital helped to develop an additional source of insurance and reinsurance capacity after the September 11, 2001 terrorist attacks through the formation of AXIS Capital Holdings Limited.

         As a result of the foregoing activities, subsidiaries and affiliates of MMC may have direct or indirect investments in insurance and reinsurance companies, including entities at Lloyd's, which are considered for client placements by MMC's insurance and reinsurance brokerage businesses.

         COMPENSATION FOR SERVICES. The revenue attributable to MMC's risk and insurance services consists primarily of fees paid by clients; commissions and fees paid by insurance and reinsurance companies; compensation for billing and related services in the form of interest income on premiums held in a fiduciary capacity for others; market service fees from insurers; and compensation for services provided in connection with the organization, structuring and management of insurance, financial services and other industry-focused investments, including fees and dividends, as well as appreciation or depreciation that has been recognized on holdings in such investments.

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

         Revenue and fees also may be received from originating, structuring and managing insurance, financial services and other industry-focused investments, as well as income derived from investments made by MMC. Market services revenue is derived from agreements that Marsh has with most of its principal insurance markets. Under these agreements, Marsh is paid for services provided to the markets, including: access to a global distribution network that fosters revenue generation and operating efficiencies; intellectual capital in the form of new products, solutions and general information on emerging developments in the insurance marketplace; the development and provision of technology systems and services that create efficiencies in doing business; and a wide range of administrative services. Payments under market service agreements are based upon such factors as the overall volume, growth, and in limited cases profitability, of the total business placed by Marsh with a given insurer.

         Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. In some cases, clients pay Marsh fees for brokerage or advisory services. Occasionally, commissions are shared with other brokers that have participated in placing insurance or servicing insureds.

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

         INVESTMENT MANAGEMENT SERVICES. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 2003, there were 101 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 14 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided on a separately managed or commingled basis to individuals, corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

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

         In 2000, MMC entered into an agreement to purchase a minority investment in the publicly traded common stock of Gruppo Bipop-Carire S.p.A. ("Bipop") as part of a new agreement that expanded the companies' existing joint venture in Italy, and Putnam became the exclusive investment management partner for Bipop's planned expansion into other parts of Western Europe. In 2002, Bipop was merged with Banca di Roma, the combined businesses were reorganized and the names of the successor companies were changed. As a result of these actions Putnam's initial holding in Bipop is now comprised of common shares in FinecoGroup S.p.A. and Capitalia S.p.A.

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

         Assets managed by Putnam, on which management fees are earned, aggregated approximately $240 billion and $251 billion as of December 31, 2003 and 2002, respectively, invested both domestically and globally. Average assets under management were approximately $258 billion and $279 billion for 2003 and 2002, respectively. Mutual fund assets aggregated $163 billion at December 31, 2003 and $164 billion at December 31, 2002. Institutional account assets aggregated $77 billion at December 31, 2003 and $87 billion at December 31, 2002. Assets held in equity securities at December 31, 2003 represented 72% of assets under management, compared with 73% in 2002 and 81% in 2001, while investments in fixed income products represented 28%, compared with 27% in 2002 and 19% in 2001. Assets from non-U.S. investors aggregated approximately $39 billion and $33 billion at December 31, 2003 and 2002, respectively.

         The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts, which provide for fees payable to the Putnam company that manages the account. The amount of the fees varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their assignment, generally may be terminated by either party without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' trustees, including a majority who are not affiliated with Putnam. Amendments to fund advisory contracts must be approved by fund shareholders. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or MMC. The management of Putnam and the trustees of the funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. A reduction in management fees payable under these contracts and/or the termination of one or more of these contracts could have a material adverse effect on Putnam's results of operations.

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

         PUTNAM RETAIL MANAGEMENT LIMITED PARTNERSHIP. Putnam Retail Management Limited Partnership ("PRM"), a Putnam subsidiary and a registered broker dealer and member of the National Association of Securities Dealers ("NASD"), acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of open-end funds are generally sold to investors at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount and class of shares purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without the payment of additional sales charges.

         All open-end Putnam Funds other than a money market fund have adopted and put in place distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940. Pursuant to these distribution plans, the Putnam Funds make payments to PRM to cover costs relating to distribution of the Putnam Funds and services provided to shareholders at rates that differ by class of shares. These payments enable PRM to pay service fees and other continuing compensation to firms that provide services to Putnam Fund shareholders and distribute shares of the Putnam Funds. Some Rule 12b-1 fees are retained by PRM as compensation for the costs of distribution and other services provided by Putnam to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These 12b-1 distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the trustees of the Putnam Funds and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Putnam Funds' trustees who are not affiliated with Putnam. Failure of the Trustees to approve continuation of the Rule 12b-1 plans for Class B (deferred sales charge) shares would have a material adverse effect on Putnam's business and results of operations. The Trustees also have the ability to reduce the level of 12b-1 fees paid by a fund or to make other changes that would reduce the amount of 12b-1 fees received by Putnam. Such changes could have a material adverse effect on Putnam's business and results of operations.

         COMPENSATION FOR SERVICES. Putnam's revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and investment management fees for institutional accounts. Investment advisory revenues depend largely on the total value and composition of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets increased in 2003 after three consecutive years of decline. Assets under management have also been, and may in the future continue to be, adversely affected by increased redemptions in response to events giving rise to the administrative proceedings by the Securities and Exchange Commission ("SEC") and the Massachusetts Secretary of the Commonwealth. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at historic levels.

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

     o    Health Care & Group Benefits consulting;

     o Human Capital consulting including performance, measurement and rewards, communication and HR technology & operations consulting;

     o Management and Organizational Change consulting comprising strategy, operations, organizational change, leadership and organizational design; and

     o    Economic consulting.

         Mercer Human Resource Consulting provides professional advice and services to corporate, government and institutional clients in more than 40 countries and territories in North and South America, Europe, Asia, Australia and New Zealand. Consultants help organizations understand, develop, execute and measure retirement, health care and group benefits and human capital programs, policies and strategies. Under the Mercer Investment Consulting name, the firm assists trustees of pension funds and others in the selection of investment managers and investment strategies. Mercer Investment Consulting also advises investment managers on product design and positioning. In certain locations outside of the United States, Mercer Human Resource Consulting advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and offers a retirement trust service, incorporating plan administration, trustee services and investment manager selection. As of

December 31, 2003, retirement plan assets invested through the firm's Australian retirement trust totaled $4.8 billion, representing the interests of about 110,000 participants. Mercer Human Resource Consulting also has a benefits administration practice. In the U.S., Mercer Human Resource Consulting also operates an NASD registered broker dealer in connection with its investment consulting business to assist investment consulting clients in asset transitions when a new investment manager is selected.

         Mercer Management Consulting provides advice and assistance on issues of business strategy and operational execution, primarily to large corporations in North America, Europe and Asia. Consultants help clients anticipate and realize future sources of value growth based on insights into rapidly changing customer priorities, economics and markets. Mercer Management Consulting also assists its clients in the implementation of their strategies. In April 2003, Mercer Management Consulting merged its financial services strategy and risk and actuarial consulting units with Oliver, Wyman & Company to form Mercer Oliver Wyman. Under the Mercer Oliver Wyman name, Mercer Management Consulting provides risk and strategy consulting, primarily to financial services clients, as well as actuarial consulting services to insurance companies, government entities and other organizations. Under the Lippincott Mercer name, Mercer Management Consulting advises leading corporations on issues relating to brand, corporate identity and image.

         Mercer Delta Organizational Consulting, with offices in North America, Canada and Europe, works with senior executives and chief executive officers of major corporations and other institutions on organizational design and leadership of organizational change.

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

         COMPENSATION FOR SERVICES. The major component of Mercer's revenue is fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. The investment consulting practice primarily receives compensation based on fees for service and sometimes is compensated based on assets under management. A relatively small amount of revenue is derived from brokerage commissions in connection with a registered securities broker dealer.

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

         In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and similar matters. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, MMC follows practices based on its interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that MMC may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise fined or penalized in a given jurisdiction.

         No assurances can be given that MMC's risk and insurance services, investment management or consulting activities can continue to be conducted in any given jurisdiction as they have been in the past.

         RISK AND INSURANCE SERVICES. While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require an insurance broker or agent (and in some cases a reinsurance broker or intermediary) or insurance consultant, managing general agent or third party administrator, to have an individual and/or company license from a governmental agency or self-regulatory organization. In addition, certain of MMC's risk and insurance activities are also governed by investment, securities and futures licensing and other regulatory authorities. A few jurisdictions issue licenses only to individual residents or locally-owned business entities. In some of these jurisdictions, if MMC has no licensed subsidiary, MMC may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Also, in some jurisdictions, various insurance related taxes may also be due either by clients directly or from the broker. In the latter case, the broker customarily looks to the client for payment.

         INVESTMENT MANAGEMENT. Putnam's securities investment management activities are subject to regulation in the United States by the SEC, and other federal, state and self regulatory authorities and in the United Kingdom by the Financial Services Authority, as well as in certain other countries in which it does business. Putnam's officers, directors and employees may from time to time own securities, which are also held by the Putnam Funds or institutional accounts.

Putnam's internal policies with respect to individual investments require prior clearance and reporting of transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

         To the extent that existing or future regulations or regulatory actions affecting the sale of Putnam fund shares or other investment products or their investment strategies, cause or contribute to reduced sales of Putnam fund shares or investment products or impair the investment performance of the Putnam Funds or such other investment products, Putnam's aggregate assets under management and its revenues might be adversely affected. Changes in regulations affecting the free movement of international currencies might also adversely affect Putnam.

         CONSULTING. Mercer's largest service area, retirement-related consulting, is subject to pension law and financial regulation in many countries, including regulation by the Financial Services Authority in the UK. In addition, the provision of services related to brokerage activities, merger and acquisition assistance, trustee services, investment matters (including advice to individuals on the investment of personal pension assets) and the placing of individual and group insurance contracts subjects Mercer Human Resource Consulting subsidiaries to insurance, investment or securities regulations and licensing in various jurisdictions.

     COMPETITIVE CONDITIONS. Principal methods of competition in risk and insurance services and consulting include the quality and types of services and products that a broker or consultant provides its clients and their cost. Putnam competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products, the manner in which such products are distributed, the scope and quality of the shareholder and other services provided, and its general reputation in the marketplace. Sales of Putnam fund shares are also influenced by general securities market conditions, government regulations, global economic conditions and advertising and sales promotional efforts. All of these businesses also encounter strong competition from both public corporations and private firms in attracting and retaining qualified employees.

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

         MMC Capital competes with other organizations that set up private equity funds to structure and manage investments in the insurance industry. These organizations include insurance companies, brokers and other market participants.

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

         Many securities dealers, whose large retail distribution systems play an important role in the sale of shares in the Putnam Funds, also sponsor competing proprietary mutual funds. To the extent that such securities dealers value the ability to offer customers a broad selection of investment alternatives, they will continue to sell independent funds, notwithstanding the availability of proprietary products. However, to the extent that these firms limit or restrict the sale of Putnam fund shares through their brokerage systems in favor of their proprietary mutual funds, assets under management might decline and Putnam's revenues might be adversely affected. In addition, a number of mutual fund sponsors presently market their funds to the general public without sales charges. Certain firms also offer passively managed funds such as index funds to the general public. In the fourth quarter of 2003 Putnam's competitive position was, and it may continue to be, adversely affected by the events that gave rise to the administrative proceedings brought by the SEC and the Massachusetts Secretary of the Commonwealth. The management team at Putnam is committed to restoring Putnam's reputation for reliability and integrity. Any further damage to Putnam's reputation could have a material adverse effect on Putnam.

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

     SEGMENTATION OF ACTIVITY BY TYPE OF SERVICE AND GEOGRAPHIC AREA OF OPERATION. Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements on pages 51 and 52 of the 2003 Annual Report. MMC's non-U.S. operations are subject to the customary risks involved in doing business in other countries, including currency fluctuations and exchange controls.

     EMPLOYEES. As of December 31, 2003 MMC and its consolidated subsidiaries employed about 60,500 people worldwide, of whom approximately 38,700 were employed by subsidiaries providing risk and insurance services, approximately 5,300 were employed by subsidiaries providing investment management services, approximately 15,900 were employed by subsidiaries providing consulting services, and approximately 600 were employed by MMC.

EXECUTIVE OFFICERS OF MMC.

         The executive officers of MMC are elected annually. For information regarding executive officers who are also directors, see Item 10 below. As of March 10, 2004, the following individuals also were executive officers of MMC:

                  Francis N. Bonsignore, age 57, is senior vice president, executive resources & development of MMC. He previously served as senior vice president, human resources & administration from 1990 through June 2001. Immediately prior thereto he was a partner and national director, human resources for Price Waterhouse.

                  Charles E. Haldeman, age 55, is president, chief executive officer and co-head of Investments of Putnam Investments. Mr. Haldeman joined Putnam in October 2002 as senior managing director and co-head of Investments. He was named president and chief executive officer in November 2003. Before joining Putnam, Mr. Haldeman was president and chief executive officer of Delaware Investments from 2000 to 2002, president and chief operating officer of United Asset Management Corporation from 1998 to 2000, and a partner and director of Cooke & Bieler, Inc. from 1974 to 1998.

                  William L. Rosoff, age 57, is senior vice president and general counsel of MMC. Before joining MMC in 2000, Mr. Rosoff was a partner at the law firm of Davis Polk & Wardwell, having rejoined that firm after serving two years as senior vice president and general counsel of RJR Nabisco, Inc. Mr. Rosoff first joined Davis Polk & Wardwell in 1978 and became a partner in 1985.

                  Sandra S. Wijnberg, age 47, is senior vice president and chief financial officer of MMC. Before joining MMC in 2000, Ms. Wijnberg was a senior vice president and treasurer of Tricon Global Restaurants, Inc. from 1997 through 1999. Prior thereto, Ms. Wijnberg spent three years with PepsiCo., last serving as senior vice president and chief financial officer of its KFC Corporation division. Prior to joining PepsiCo., Ms. Wijnberg was a principal at Morgan Stanley & Company.

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

         MMC also posts on its web site the following documents with respect to corporate governance:

     o    Guidelines for Corporate Governance;

     o    Code of Business Conduct and Ethics;

     o Procedures for addressing complaints and concerns of employees and others; and

     o the charters of the Audit Committee, Compensation Committee and Directors & Governance Committee of the Board of Directors.

All of the above documents are available in printed form to any MMC stockholder upon request.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS. MMC and its subsidiaries and their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the SEC and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, pension funding, financial losses and expected insurance recoveries resulting from the September 11, 2001 attack on the World Trade Center in New York City, and the adverse consequences arising from the market-timing issues at Putnam, including fines and restitution, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies, and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained or incorporated or referred to herein include, in the case of MMC's risk and insurance services and consulting businesses, the amount of actual insurance recoveries and financial losses from the September 11 attack on the World Trade Center or other adverse consequences from that incident. Other factors that should be considered in the case of MMC's risk and insurance services business are changes in competitive conditions, movements in premium rate levels, the continuation of difficult conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, natural catastrophes, mergers between client organizations, and insurance or reinsurance company insolvencies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions, and the ability to maintain investment management and administrative fees at historic levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, the impact of terrorist attacks, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates. Forward-looking statements speak only as of the date on which they are made, and MMC undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

MMC is committed to providing timely and materially accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, MMC and its operating companies use their websites to convey meaningful information about their businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management at Putnam. Monthly updates of total assets under management at Putnam will be posted to the MMC website the first business day following the end of each month. Putnam posts mutual fund and performance data to its website regularly. Assets for most Putnam retail mutual funds are posted approximately two weeks after each month-end. Mutual fund net asset value (NAV) is posted daily. Historical performance and Lipper rankings are also provided. Investors can link to MMC and its operating company websites through www.mmc.com.

ITEM 2.    PROPERTIES.

         MMC and its subsidiaries have major office locations in New York, London and Boston, as well as other offices around the world.

         MMC and certain of its subsidiaries, including Marsh USA Inc. and Mercer Human Resource Consulting, Inc., as tenants in common, own a 69% condominium interest covering approximately 1,120,000 square feet in a 44-story building in midtown Manhattan in New York City, which serves as their worldwide headquarters. MMC has a fixed rate nonrecourse mortgage note agreement due in 2009 amounting to $200 million, bearing an interest rate of 9.8%, with the notes secured by MMC's interest in its worldwide headquarters. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater. MMC leases an additional 240,000 square feet of space in its headquarters building. MMC and its subsidiaries lease an additional 680,000 square feet in various locations around New York City in support of its operations, including a lease covering approximately 420,000 rentable square feet in a building in Hoboken, New Jersey.

         The principal offices of the Marsh subsidiaries in the UK currently are located in the City of London in Tower Place, comprising 354,000 square feet under a long term lease. Marsh subsidiaries lease an additional 160,000 square feet of office space in and around London in support of their operations. The principal offices of the Mercer subsidiaries in the UK comprise approximately 200,000 square feet of leased space in and around London. Mercer also has entered into a lease covering approximately 150,000 rentable square feet in a new building close to Tower Place.

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

ITEM 3.    LEGAL PROCEEDINGS.

     PUTNAM MATTERS

         REGULATORY MATTERS. On October 28, 2003, the SEC commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order making findings, which Putnam neither admitted nor denied, of certain facts and concluded that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order found that since 1998 at least six Putnam investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also found that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further found that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam has agreed to a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, oversight by an independent third party and the SEC of the calculation of the amount of restitution to be made by Putnam for losses attributable to excessive short-term trading by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. The order also contemplates civil monetary penalties to be determined at a later date. Putnam has also undertaken to make appropriate restitution for losses to any of Putnam's funds resulting from improper market timing activities by Putnam employees.

         In a separate action, the SEC is seeking an injunction against two of the six investment management employees. All six such employees have been removed from investment management responsibilities at Putnam.

         On October 28, 2003, the Massachusetts Secretary of the Commonwealth commenced a civil administrative proceeding against Putnam and two of its employees alleging violations of the state's securities law anti-fraud provisions. These violations are alleged to be based on material misstatements in Putnam mutual fund prospectuses because Putnam allegedly permitted fund managers to engage in activities contrary to Putnam's stated policy against market timing and short-term trading. Putnam is also alleged to have breached its fiduciary duty to Putnam fund shareholders by allowing such employee conduct. In addition, the Massachusetts action alleges that Putnam permitted certain non-employee shareholders of Putnam funds to engage in excessive market timing activities in violation of policies allegedly disclosed by Putnam in its mutual fund prospectuses. The Massachusetts action seeks to have Putnam permanently cease and desist from violating the Massachusetts securities law, and to pay restitution to the funds and administrative fines in an undetermined amount.

         Additionally, Putnam has received document subpoenas and/or requests for information from the United States Attorney in Boston, the Florida Department of Financial Services, the Office of the Attorney General for the State of New York, Offices of the Secretary of State and the State Auditor for the State of West Virginia, the NASD and the Boston office of the U.S. Department of Labor inquiring into, among other things, matters that are the subject of the SEC and Massachusetts actions.

         Putnam has also received subpoenas from the SEC's Philadelphia office, seeking documents relating to Putnam's directed brokerage practices and the SEC has interviewed, and taken testimony from, a number of Putnam employees relating to revenue sharing practices. In addition, Putnam has received a request for information from the SEC's Chicago office and the NASD regarding revenue sharing arrangements.

         Putnam is fully cooperating with the regulatory authorities.

         In the fourth quarter of 2003, Putnam recorded net costs of $24 million related to these proceedings, which included the estimated potential restitution to the Putnam Funds, and compliance, legal and communication expenses. Putnam's partial settlement with the SEC includes civil penalties not yet determined, and therefore, no provision has been made for such penalties.

         SECURITIES LITIGATION. As of March 4, 2004, MMC and Putnam have received complaints in approximately 70 civil actions based on allegations of market timing activities. These actions have been filed in federal court in New York, Massachusetts, California, Illinois, Connecticut, and Delaware, and in state court in New York, Massachusetts, California, Illinois, Vermont, Kansas, and North Carolina. These civil actions are as follows:

         Ten purported securities class actions (the "MMC Class Action Complaints") have been filed in United States District Court for the Southern District of New York on behalf of a class of purchasers of MMC stock during the period from January, 2000 to November, 2003. The MMC Class Action Complaints allege, among other things, that MMC failed to disclose certain market timing activities at Putnam which, when disclosed, resulted in a drop in the market price of MMC's shares. The MMC Class Action Complaints also name as defendants certain officers and directors of MMC. The MMC Class Action Complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act.

         Three shareholder derivative actions have been filed against members of MMC's Board of Directors, and MMC as a nominal defendant. In these actions, the plaintiffs purport to state common law claims based on, among other things, the Board's alleged failure to prevent the alleged market timing from occurring. Two of the MMC derivative complaints were filed in the United States District Court for the Southern District of New York and one was filed in the Supreme Court for the State of New York.

         MMC and/or Putnam have been named in 56 additional actions brought by investors in Putnam funds claiming damages to themselves or the Putnam funds as a result of various market timing activities. These actions have been brought either individually (the "Individual Complaints"), derivatively (the "Putnam Derivative Complaints"), or on behalf of a putative class (the "Putnam Class Action Complaints"). The Individual Complaints, the Putnam Class Action Complaints (which also name as defendants certain Putnam funds and certain Putnam employees) and the Putnam Derivative Action Complaints (which also name as defendants certain Putnam officers and employees and certain trustees of the Putnam funds), allege violations of the federal securities and investment advisory laws and state law. At this time, seven of these cases are pending in various state courts. Putnam has also been named as a defendant in one suit in its capacity as a sub-advisor to a non-Putnam fund.

         MMC and Putnam moved before the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to consolidate the federal matters before a single judge. On February 20, 2004, the MDL Panel issued an order transferring many of the cases against MMC and Putnam, along with those against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated pretrial proceedings. In most of the federal cases, either by agreement of the parties or order of the court, MMC and Putnam are not required to respond until after amended complaints have been filed in the consolidated actions.

         Putnam has agreed to indemnify the Putnam funds for any liabilities arising from market timing activities, including those that could arise in the securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

         ERISA LITIGATION. MMC, Putnam, and various of their officers, directors and employees have been named as defendants in three purported class actions asserting claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan (collectively, the "Plans"), allege, among other things, that, in view of the market timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the Plans' funds in MMC's stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the Plans' participants in making these investments. The three ERISA Actions were filed in federal court for the Southern District of New York.

         The complaints in the above-referenced matters seek monetary damages and other forms of relief. At the present time, MMC's management is unable to estimate the impact that the outcome of the foregoing proceedings may have on MMC's consolidated results of operations or financial position or cash flows.

         EMPLOYMENT DISPUTE. Lawrence J. Lasser, former President and CEO of Putnam, has initiated an arbitration proceeding against MMC. The arbitration will determine whether and to what extent Mr. Lasser is owed any money under his employment arrangements with Putnam.

     OTHER LITIGATION

         MMC and its subsidiaries are subject to various other claims, lawsuits and proceedings consisting principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts that could, if assessed, be significant. Insurance coverage applicable to such matters includes elements of both risk retention and risk transfer.

         Although the ultimate outcome of these other matters and the employment dispute cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits, proceedings or reviews should not have a material adverse effect on MMC's consolidated financial position or cash flows, but may be material to MMC's operating results in any particular period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.    MARKET FOR MMC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information regarding dividends paid and the number of holders of MMC's common stock set forth on page 54 of the 2003 Annual Report is incorporated herein by reference.

         MMC's common stock is listed on the New York, Chicago, Pacific and London stock exchanges. The high and low stock prices* for our common stock for each quarterly period in 2003 and 2002 are as follows:

                    ------------------------------------------------------------
                               2003                                2002
                    ------------------------------------------------------------
                         STOCK PRICE RANGE                  STOCK PRICE RANGE*
                         -----------------                  ------------------
                         HIGH          LOW                   HIGH          LOW
First Quarter       $    49.50         38.27            $    56.90        47.20
Second Quarter      $    54.97         42.27            $    57.30        45.13
Third Quarter       $    53.98         47.50            $    49.45        38.40
Fourth Quarter      $    49.48         41.75            $    49.99        34.61
                    ------------------------------------------------------------
                    $    54.97         38.27            $    57.30        34.61

--------------------
   * Stock prices have been restated for a two-for-one stock distribution of MMC common stock, which was issued as a stock dividend on June 28, 2002.

ITEM 6.    SELECTED FINANCIAL DATA.

         The selected financial data on page 55 of the 2003 Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information on pages 21 through 29 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information under the heading "Market Risk" on pages 27 to 28 of the 2003 Annual Report is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and the Independent Auditors' Report thereto on pages 30 through 53 of the 2003 Annual Report and Selected Quarterly Financial Data (Unaudited) on page 54 of the 2003 Annual Report are incorporated herein by reference. A supplemental note to the Consolidated Financial Statements is included on the last page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

ITEM 9A.    CONTROLS AND PROCEDURES.

         CONTROLS AND PROCEDURES. Based on their evaluation, as of the end of the period for the filing of this Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company required to be included in our reports filed under the Exchange Act.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MMC.

         Information as to the directors and nominees for the Board of Directors of MMC is incorporated herein by reference to the material set forth under the heading "Election of Directors" in our Notice and Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2003 (the "2004 Proxy Statement").

         The Executive Officers of MMC are Messrs. Cabiallavetta, Coster, Davis, Greenberg and Groves, with respect to whom information can be found under the heading "Election of Directors" in the 2004 Proxy Statement, and Messrs. Bonsignore, Haldeman, Rosoff and Ms. Wijnberg, with respect to whom information is provided in Part I above under the heading "Executive Officers of MMC".

         The information set forth in the 2004 Proxy Statement in the section "Information Regarding the Board of Directors" under "--Committees--The Audit Committee" and "--Codes of Business Conduct and Ethics" is incorporated herein by reference.

         The information set forth in the 2004 Proxy Statement in the section "Transactions with Management and Others; Other Information" under "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the headings "Information Regarding the Board of Directors-Directors' Compensation", "Compensation of Executive Officers", "Compensation

Committee Report" and "Stock Performance Graph" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Stock Ownership of Management and Certain Beneficial Owners" in the 2004 Proxy Statement is incorporated herein by reference.

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

         The following table sets forth information as of December 31, 2003, with respect to compensation plans under which equity securities of MMC are authorized for issuance:


------------------------------------------------------------------------------------------------------------------
                               (a) NUMBER OF SECURITIES     (b) WEIGHTED-AVERAGE       (c) NUMBER OF SECURITIES
                               TO BE ISSUED UPON EXERCISE   EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                               WARRANTS AND RIGHTS(1)(2)    WARRANTS AND RIGHTS(2)     EQUITY COMPENSATION PLANS
                                                                                       (EXCLUDING SECURITIES
                                                                                       REFLECTED IN COLUMN (a))(2)
  PLAN CATEGORY
------------------------------------------------------------------------------------------------------------------
  Equity compensation plans            25,658,542                   $35.7467                 48,031,258 (3)
  approved by stockholders
------------------------------------------------------------------------------------------------------------------
  Equity compensation plans            63,656,530                   $44.9369                 63,296,283 (4)
  not approved by
  stockholders
------------------------------------------------------------------------------------------------------------------
                                       89,315,072 (5)               $42.2968                111,327,541 (5)
  TOTAL
------------------------------------------------------------------------------------------------------------------

----------------------------
(1) This column reflects shares subject to unexercised options granted over the last ten years under MMC's 2000 SENIOR EXECUTIVE INCENTIVE AND STOCK AWARD PLAN, 1997 SENIOR EXECUTIVE INCENTIVE AND STOCK AWARD PLAN, 1992 INCENTIVE AND STOCK AWARD PLAN, 2000 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN and 1997 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN. This column contains information regarding stock options only; there are no warrants or stock appreciation rights outstanding.

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

(3)  Includes the following:

     o 31,650,325 shares available for future awards under the 1999 EMPLOYEE STOCK PURCHASE PLAN, a stock purchase plan qualified under Section 423 of the Internal Revenue Code. Employees may acquire shares at a discounted purchase price at the end of a one-year offering period with the proceeds of their contributions plus interest accumulated during the offering period. The purchase price may be no less than 85% of the lesser of the market price of the stock at the beginning or the end of the offering period.

     o 4,422,938 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards and other deferred compensation obligations.

     o 7,507,775 shares available for future awards under the 2000 SENIOR EXECUTIVE INCENTIVE AND STOCK AWARD PLAN. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

     o 3,407,596 shares available for future deferrals directed into share units under the STOCK INVESTMENT SUPPLEMENTAL PLAN, a nonqualified deferred compensation plan providing benefits to employees whose benefits are limited under the tax-qualified STOCK INVESTMENT PLAN, an employee stock ownership plan with a 401(k) feature.

(4)  Includes the following:

     o 12,742,316 shares available for future awards under the STOCK PURCHASE PLAN FOR INTERNATIONAL EMPLOYEES, STOCK PURCHASE PLAN FOR FRENCH EMPLOYEES, SAVE AS YOU EARN PLAN (U.K.), and IRISH SAVINGS RELATED SHARE OPTION SCHEME 2001.

     o 8,585,198 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards under the 2000 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN and predecessor plans and programs.

     o 39,240,799 shares available for future awards under the 2000 EMPLOYEE INCENTIVE AND STOCK AWARD PLAN. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

     o 190,403 shares available for future awards under the APPROVED SHARE PARTICIPATION SCHEMES FOR MARSH & McLENNAN IRELAND AND MERCER IRELAND. Awards are made in restricted stock.

     o 2,278,892 shares available for future awards, and 258,675 shares that may be issued to settle outstanding awards, under the SPECIAL SEVERANCE PAY PLAN. Awards consist of stock units and dividend equivalents.

(5) MMC's Board of Directors has authorized the repurchase of common stock, including an ongoing authorization to repurchase shares in connection with awards granted under equity-based compensation plans, subject to market conditions and other factors. Pursuant to that authorization, MMC repurchased 26.1 million shares in 2003. See the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in Part II, Item 7 of this report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information under the headings "Directors' Compensation" and "Transactions with Management and Others; Other Information" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information under the heading "Ratification of Selection of Auditors--Fees of Independent Auditors" in the 2004 Proxy Statement, including the Audit Committee Policy on Preapproval of Services Provided by the Independent Auditor attached as Appendix B to the 2004 Proxy Statement, is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

              1. Consolidated Financial Statements (incorporated herein by reference to pages 30 through 53 of the 2003 Annual Report):

                    Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

                    Consolidated Balance Sheets as of December 31, 2003 and 2002

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

                    Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2003

                    Notes to Consolidated Financial Statements

                    Independent Auditors' Report

                  Supplemental Note to Consolidated Financial Statements

                  Independent Auditors' Report

                  Other:

                    Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 2003 (incorporated herein by reference to page 54 of the 2003 Annual Report)

                    Five-Year Statistical Summary of Operations (incorporated herein by reference to page 55 of the 2003 Annual Report)

              2. All required Financial Statement Schedules are included in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements or the Supplemental Note to Consolidated Financial Statements.

              3.  The following exhibits are filed as a part of this report:

                  (3.1)    MMC's restated certificate of incorporation

                  (3.2) MMC's by-laws (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2002)

                  (4.1) Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Registration Statement on Form S-3, Registration No. 333-108566)

                  (4.2) First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

                  (4.3) Second Supplemental Indenture dated as of February 19, 2003 between MMC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

                  (4.4) Third Supplemental Indenture dated as of July 30, 2003 between MMC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

                  (4.5) Amended and Restated Rights Agreement dated as of January 20, 2000 between MMC and Harris Trust Company of New York (incorporated by reference to MMC's Registration Statement on Form 8-A/A filed on January 27, 2000)

                  (4.6) Amendment No. 1 to Amended & Restated Rights Agreement dated as of June 7, 2002, by and between MMC and Harris Trust Company of New York (incorporated by reference to MMC's Registration Statement on Form 8-A12B/A filed on June 20, 2002)

                  (4.7) Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Registration Statement on Form S-4, Registration No. 333-87510)

                  (10.1) *Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1999)

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                  (10.2) *Marsh & McLennan Companies Stock Investment Supplemental Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

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

                  (10.8) *Putnam Investments, LLC Executive Deferred Bonus Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                           2000)

                  (10.9)   *Putnam Investments Trust Equity Partnership Plan

                  (10.10) *Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                           1992)

                  (10.11) *Amendment to Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

                  (10.12) *Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                  (10.13) *Marsh & McLennan Companies, Inc. U.S. Employee 2003 Cash Bonus Award Voluntary Deferral Plan

                  (10.14) *Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1997)

                  (10.15) *MMC Capital, Inc. Amended and Restated Long Term Incentive Plan dated as of March 19, 2001 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                  (10.16) *Consulting Agreement between A.J.C. Smith and MMC effective as of June 1, 2000 (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2000)

                  (10.17) *Renewal of Consulting Agreement between A.J.C. Smith and MMC dated as of May 24, 2001 (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001)

                  (10.18) *Renewal of Consulting Agreement between A.J.C. Smith and MMC dated as of May 16, 2002, (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002)

                  (10.19) *Renewal and Amendment to Consulting Agreement between A.J. C. Smith and MMC dated as of May 16, 2003 (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30,
                           2003)

                  (10.20) *MMC Capital, Inc. Amended and Restated Deferred Compensation and Profits Limited Partnership Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

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

                  (10.32) *Amended and Restated Limited Partnership Agreement of Trident III Professional Fund, L.P. dated December 18, 2003

                  (10.33) *Amended and Restated Limited Partnership Agreement of Trident III ESC, L.P. dated December 12, 2003

                  (10.34) *Amended and Restated Limited Partnership Agreement of Trident Capital III, L.P. dated December 4, 2003

                  (10.35) *Limited Liability Company Agreement of Putnam Investments Employees' Securities Company I LLC dated as of October 3, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.36) *Limited Liability Company Agreement of Putnam Investments Employees' Securities Company II LLC dated as of June 15, 2002 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                  (10.37) Form of Waiver dated June 24, 2002 of certain provisions of the MMC Capital Long-Term Incentive Plan executive by Messrs. Greenberg and Davis (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002)

                  (10.38) Representative Fund Advisory Contract with each of the Putnam Funds (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002)

                  (12) Statement Re: Computation of Ratio of Earnings to Fixed Charges

                  (13) Annual Report to Stockholders for the year ended December 31, 2003, to be deemed filed only with respect to those portions which are expressly incorporated by reference

                  (14) Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2002)

                  (21)     list of subsidiaries of MMC (as of 2/27/2004)

                  (23)     independent auditors' consent

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                  (24)     powers of attorney

                  (31)     Rule 13a-14(a)/15d-14(a) Certifications

                  (32)     Section 1350 Certifications


(b) The following reports on Form 8-K were filed by MMC in the fiscal quarter ended December 31, 2003:

         o Current Report on Form 8-K dated October 21, 2003 reporting MMC's issuance of a press release announcing its unaudited third quarter financial results for the quarter ended September 30, 2003.

         o Current Report on Form 8-K dated October 28, 2003 reporting the initiation by the SEC and the Commonwealth of Massachusetts of administrative proceedings against Putnam Investments and two Putnam employees.

         o Current Report on Form 8-K dated November 3, 2003 reporting MMC's issuance of a press release announcing a new management team at Putnam Investments.

         o Current Reports on Form 8-K dated November 7, 2003, November 14, 2003 and November 21, 2003, each reporting the current status of assets under management at Putnam Investments.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 15th day of March, 2004 on its behalf by the undersigned, thereunto duly authorized.

                                                MARSH & McLENNAN COMPANIES, INC.


                                                By /S/ JEFFREY W. GREENBERG
                                                   -----------------------------
                                                   Jeffrey W. Greenberg
                                                   Chairman of the Board and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 15th day of March, 2004.


/s/ Jeffrey W. Greenberg                   Peter Coster*
-------------------------------------      -------------------------------------
Jeffrey W. Greenberg                       Peter Coster
Director, Chairman of the Board and        Director
   Chief Executive Officer

/s/ Sandra S. Wijnberg                     Charles A. Davis*
---------------------------------------    -------------------------------------
Sandra S. Wijnberg                         Charles A. Davis
Senior Vice President and                  Director
   Chief Financial Officer

/s/ Robert J. Rapport                      Robert F. Erburu*
---------------------------------------    -------------------------------------
Robert J. Rapport                          Robert F. Erburu
Vice President and Controller              Director
   (Chief Accounting Officer)

Lewis W. Bernard*                          Oscar Fanjul*
---------------------------------------    -------------------------------------
Lewis W. Bernard                           Oscar Fanjul
Director                                   Director

Mathis Cabiallavetta*                      Ray J. Groves*
---------------------------------------    -------------------------------------
Mathis Cabiallavetta                       Ray J. Groves
Director                                   Director

Stephen R. Hardis*                        Morton O. Schapiro*
---------------------------------------   --------------------------------------
Stephen R. Hardis                         Morton O. Schapiro
Director                                  Director

Gwendolyn S. King*                        Adele Simmons*
---------------------------------------   --------------------------------------
Gwendolyn S. King                         Adele Simmons
Director                                  Director

The Rt. Hon. Lord Lang of Monkton, DL*    A.J.C. Smith*
---------------------------------------   --------------------------------------
The Rt. Hon. Lord Lang of Monkton, DL     A.J.C. Smith
Director                                  Director

David A. Olsen*
---------------------------------------
David A. Olsen
Director

---------------

* William L. Rosoff, pursuant to Powers of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereto does hereby sign and execute this Form 10-K of Marsh & McLennan Companies, Inc. on behalf of such individual in the capacities in which the names of each appear above.


                                                     /S/ WILLIAM L. ROSOFF
                                                     ---------------------------
                                                         William L. Rosoff

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited the consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 5, 2004; such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplemental note to the consolidated financial statements (the "Supplemental Note") listed in Item 15. This Supplemental Note is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the Supplemental Note, when considered in relation to the basic consolidated statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization to conform to Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.


DELOITTE & TOUCHE LLP

New York, New York
March 5, 2004

                MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES
             SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


17. Information concerning MMC's valuation accounts follows:

         An analysis of the allowance for doubtful accounts for the three years ended December 31, 2003 follows (in millions of dollars):





                                                                                  2003         2002         2001
                                                                                  ----         ----         ----

Balance at beginning of year...................................                   $124         $139         $135
Provision charged to operations................................                     18           21           30
Accounts written-off, net of recoveries........................                    (36)         (44)         (24)
Effect of exchange rate changes................................                     10            8           (2)
                                                                             ---------       ------       -------
Balance at end of year.........................................                   $116         $124         $139
                                                                             =========         ====         ====