Form 10-Q
period 2004-03-31
MARSH & MCLENNAN COMPANIES INC
filed 2004-05-10
CIK 62709

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                      For the quarter ended March 31, 2004



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

     As of April 30, 2004, there were outstanding 523,298,916 shares of common stock, par value $1.00 per share, of the registrant.

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, pension funding, and the adverse consequences arising from market-timing issues at Putnam, including fines and restitution, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies, and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services business, changes in competitive conditions, movements in premium rate levels, the continuation of difficult conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, natural catastrophes, mergers between client organizations, and insurance or reinsurance company insolvencies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions, and the ability to maintain investment management and administrative fees at historic levels; and with respect to all of MMC's activities, changes in general worldwide and national economic conditions, the impact of terrorist attacks, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

Forward-looking statements speak only as of the date on which they are made, and MMC undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. Please refer to Marsh & McLennan Companies' 2003 Annual Report on Form 10-K for "Information Concerning Forward-Looking Statements," its reports on Form 8-K, and quarterly reports on Form 10-Q.

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

                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


--------------------------------------------------------------------------------
For the Three Months Ended March 31,
(In millions, except per share figures)             2004             2003
--------------------------------------------------------------------------------

Revenue:
      Service revenue                             $3,177           $2,841
      Investment income (loss)                        33               11
--------------------------------------------------------------------------------
          Operating revenue                        3,210            2,852
--------------------------------------------------------------------------------
Expense:
      Compensation and benefits                    1,635            1,378
      Other operating expenses                       802              757
--------------------------------------------------------------------------------
          Operating expenses                       2,437            2,135
--------------------------------------------------------------------------------

Operating income                                     773              717

Interest income                                        5                6

Interest expense                                     (50)             (43)

--------------------------------------------------------------------------------

Income before income taxes and minority interest     728              680

Income taxes                                         281              232

Minority interest, net of tax                          1                5

--------------------------------------------------------------------------------

Net income                                          $446             $443

--------------------------------------------------------------------------------

Basic net income per share                         $.85              $.83

--------------------------------------------------------------------------------

Diluted net income per share                       $.83              $.81

--------------------------------------------------------------------------------

Average number of shares outstanding-Basic           525              536
--------------------------------------------------------------------------------

Average number of shares outstanding-Diluted         540              547

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                   (Unaudited)
                                                     March 31,   December 31,
(In millions of dollars)                               2004             2003
--------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                          $    634         $    665
--------------------------------------------------------------------------------

Receivables
  Commissions and fees                                2,583            2,388
  Advanced premiums and claims                           91               89
  Other                                                 458              342
--------------------------------------------------------------------------------
                                                      3,132            2,819
  Less-allowance for doubtful accounts
      and cancellations                                (120)            (116)
--------------------------------------------------------------------------------
  Net receivables                                     3,012            2,703
--------------------------------------------------------------------------------
Prepaid dealer commissions -  current portion           127              150
Other current assets                                    531              383

   Total current assets                               4,304            3,901

Goodwill and intangible assets                        5,954            5,797

Fixed assets, net                                     1,377            1,389
(net of accumulated depreciation and
 amortization of $1,512 at March 31, 2004
 and $1,448 at December 31, 2003)

Long-term investments                                   624              648
Prepaid dealer commissions                               84              114
Prepaid pension                                       1,259            1,199
Other assets                                          1,908            2,005
--------------------------------------------------------------------------------
                                                    $15,510          $15,053
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                   (Unaudited)
                                                      March 31,   December 31,
(In millions of dollars)                                  2004           2003
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt                                       $  1,045         $  447
Accounts payable and accrued liabilities                 1,774          1,511
Accrued compensation and employee benefits               1,027          1,693
Accrued income taxes                                       377            272
Dividends payable                                          163            166
--------------------------------------------------------------------------------
  Total current liabilities                              4,386          4,089
--------------------------------------------------------------------------------

Fiduciary liabilities                                    4,467          4,228
Less - cash and investments held in
       a fiduciary capacity                             (4,467)        (4,228)
--------------------------------------------------------------------------------
                                                             -              -
Long-term debt                                           2,908          2,910
--------------------------------------------------------------------------------
Other liabilities                                        2,634          2,603
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                              -              -
Common stock, $1 par value, authorized
  800,000,000 shares, issued 560,641,640
  shares at March 31, 2004 and December 31, 2003           561            561
Additional paid-in capital                               1,306          1,301
Retained earnings                                        5,669          5,386
Accumulated other comprehensive loss                      (284)          (279)
--------------------------------------------------------------------------------
                                                         7,252          6,969
Less - treasury shares, at cost,
37,101,679 shares at March 31, 2004 and
33,905,497 shares at December 31, 2003                  (1,670)        (1,518)
--------------------------------------------------------------------------------

Total stockholders' equity                               5,582          5,451
--------------------------------------------------------------------------------
                                                       $15,510        $15,053
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------
For the Three Months ended March 31,                     2004        2003
(In millions of dollars)
-----------------------------------------------------------------------------
Operating cash flows:
Net income                                               $446        $443
   Adjustments to reconcile net income to cash
       generated from (used for) operations:
       Depreciation of fixed assets, capitalized
          software and other intangible assets            108          95
       Provision for deferred income taxes                 91          45
       (Gains) losses on investments                      (33)        (11)
Changes in assets and liabilities:
   Net receivables                                       (309)        (72)
   Prepaid dealer commissions                              53          69
   Other current assets                                  (141)          7
   Other assets                                           (39)        (30)
   Accounts payable and accrued liabilities               244          97
   Accrued compensation and employee benefits            (666)       (594)
   Accrued income taxes                                    94          88
   Other liabilities                                       30          46
   Effect of exchange rate changes                         11          (6)
-----------------------------------------------------------------------------
   Net cash (used for) generated from operations         (111)        177
-----------------------------------------------------------------------------

Financing cash flows:
Net increase/(decrease) in commercial paper               535        (236)
Proceeds from issuance of debt                             65         501
Other repayments of debt                                   (3)        (38)
Purchase of treasury shares                              (324)       (311)
Issuance of common stock                                  182         164
Dividends paid                                           (163)       (151)
-----------------------------------------------------------------------------
   Net cash provided by (used for) financing activities   292         (71)
-----------------------------------------------------------------------------
Investing cash flows:
Capital expenditures                                      (75)       (110)
Proceeds from sales related to fixed assets
   and capitalized software                                 1           6
Acquisitions                                             (156)          -
Other, net                                                 20           8
-----------------------------------------------------------------------------
   Net cash used for investing activities                (210)        (96)
-----------------------------------------------------------------------------

Effect of exchange rate changes on cash
   and cash equivalents                                    (2)         10
-----------------------------------------------------------------------------
(Decrease)/increase in cash & cash equivalents            (31)         20
Cash & cash equivalents at beginning of period            665         546
-----------------------------------------------------------------------------
Cash & cash equivalents at end of period                 $634        $566
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

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2004 and 2003. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC's holdings in certain private equity funds. MMC's investments may include seed shares for funds, direct investments in insurance, consulting or investment management companies and investments in private equity funds.

3.      Fiduciary Assets and Liabilities
        --------------------------------

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $29 million and $31 million for the three-month periods ended March 31, 2004 and 2003, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $12.0 billion at March 31, 2004 and $11.5 billion at December 31, 2003, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

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

The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2004 and 2003.

------------------------------------------------------------------------------
(In millions of dollars)                                  2004           2003
------------------------------------------------------------------------------
Net income                                                $446           $443
Increase/(decrease) for potential minority interest
     associated with the Putnam Class B Common Shares
     net of dividend equivalent expense related to
     common stock equivalents                                1              -
------------------------------------------------------------------------------
Net income for diluted earnings per share                 $447           $443
------------------------------------------------------------------------------
Basic weighted average common shares outstanding           525            536
Dilutive effect of potentially issuable common shares       15             11
------------------------------------------------------------------------------
Diluted weighted average common shares outstanding         540            547
------------------------------------------------------------------------------
Average stock price used to calculate common stock
     equivalents                                        $47.65         $43.06
------------------------------------------------------------------------------

5.      Supplemental Disclosure to the Consolidated Statements of Cash Flows
        --------------------------------------------------------------------

The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2004 and 2003.

--------------------------------------------------------------------------------
(In millions of dollars)                         2004               2003
--------------------------------------------------------------------------------

Interest paid                                   $  51               $ 19
Income taxes paid                               $  57               $ 57

6.      Comprehensive Income
        --------------------

The components of comprehensive income for the three-month periods ended March 31, 2004 and 2003 are as follows:

--------------------------------------------------------------------------------
(In millions of dollars)                                    2004         2003
--------------------------------------------------------------------------------
Foreign currency translation adjustments                    $  9         $ 18
Unrealized investment holding losses,
     net of income taxes                                      (4)         (14)
Less:  Reclassification adjustment for realized gains
     included in net income, net of income taxes              (9)          (5)
Deferred loss on cash flow hedges,
     net of income taxes                                      (1)           -
--------------------------------------------------------------------------------
Other comprehensive loss                                      (5)          (1)
Net income                                                   446          443
--------------------------------------------------------------------------------
Comprehensive income                                        $441         $442
--------------------------------------------------------------------------------

7.      Acquisitions
        ------------

In January 2004, MMC acquired Synhrgy HR Technologies, a leading provider of human resource technology and outsourcing services to Fortune 1000 companies, for a total cost of $115 million. Substantially all former employees of Synhrgy are now employees of MMC. Approximately $7 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as compensation expense over three years. In addition, MMC acquired the Australia and New Zealand operations of Heath Lambert for $53 million in cash in March of 2004. The 2004 acquisitions, along with the finalization of purchase price allocations of 2003 acquisitions, resulted in acquired goodwill of $141 million.

In April 2003, MMC acquired Oliver, Wyman & Company ("OWC") for $265 million comprising $159 million in cash, which will be paid over 4 years, and $106 million in MMC stock. Substantially all former employees of OWC are now employees of MMC. Approximately $35 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as prepaid compensation. The asset is being amortized as compensation expense over four years.

8.      Goodwill and Other Intangibles
        ------------------------------

Changes in the carrying amount of goodwill for the three-month period ended March 31, 2004, are as follows:

        --------------------------------------------------- --------------
        (In millions of dollars)                                 2004
        --------------------------------------------------- --------------
        Balance as of January 1,                               $5,533
        Goodwill acquired                                         141
        Other adjustments (primarily foreign exchange)            (10)
        --------------------------------------------------- --------------
        Balance as of March 31,                                $5,664
        --------------------------------------------------- --------------

The goodwill balance at March 31, 2004 and December 31, 2003 includes approximately $121 million of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross cost and accumulated amortization by major intangible asset class is as follows:



-------------------------------------------------------------------------------------------------------------
                                                     March 31, 2004                    December 31, 2003
                                          -------------------------------------------------------------------


                                                                  Net                                Net
                                          Gross    Accumulated    Carrying   Gross    Accumulated    Carrying
(In millions of dollars)                  Cost     Amortization   Amount      Cost    Amortization   Amount
-------------------------------------------------------------------------------------------------------------

Customer and marketing related            $257        $79         $178        $222       $  74        $148

Future revenue streams related to          199         96          103         199          92         107
existing private equity funds
-------------------------------------------------------------------------------------------------------------

Total amortized intangibles               $456       $175         $281        $421        $166        $255
-------------------------------------------------------------------------------------------------------------

Aggregate amortization expense for the quarter ended March 31, 2004 and 2003 was $10 million and $9 million, respectively and the estimated future aggregate amortization expense is as follows:

----------------------------------- ---------- --------------------------------
For the Years
Ending December 31,                                       Estimated
(In millions of dollars)                                   Expense
----------------------------------- ---------- --------------------------------
2004                                                         $44
2005                                                         $41
2006                                                         $38
2007                                                         $35
2008                                                         $33
----------------------------------- ---------- --------------------------------

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

Pro Forma Information: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. If compensation cost for MMC's stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC's net income and net income per share for the three-month periods ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below.

      -----------------------------------------------------------------------
      (In millions of dollars, except per share figures)    2004      2003
      -----------------------------------------------------------------------

      Net Income:
          As reported                                       $446     $ 443
          Adjustment for fair value method, net of tax       (49)      (47)
      -----------------------------------------------------------------------

          Pro forma net income                              $397      $396
      --------------------------------------------------------------------

      Net Income Per Share:
          Basic:
          As reported                                       $.85       $.83
          Pro forma                                         $.76       $.74

          Diluted:
          As reported                                       $.83       $.81
          Pro forma                                         $.74       $.72
      -----------------------------------------------------------------------

The pro forma information reflected above includes stock options issued under MMC incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC stock purchase plans. MMC stock purchase plans allow eligible employees to purchase MMC shares at prices not less than 85% of the lesser of the fair market value of the stock at the beginning or end of the offering period. The stock purchase plans represent approximately 20% of the adjustment from applying the fair value method in 2004 and 2003.

The majority of option grants under the stock benefit plans are made in the first quarter of each year. MMC granted 9.1 million and 16.1 million options in the first quarter of 2004 and 2003, respectively. A total of 17.2 million options were granted in the year ended December 31, 2003.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted average assumptions used in the valuation models are evaluated and revised, as necessary, to reflect market conditions and experience.

10.   Retirement Benefits
      -------------------

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and international law.

The components of the net periodic benefit cost (income) for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans
--------------------------------------------------------------------------------
For the Periods Ended March 31,      Pension Benefits    Postretirement Benefits
                                    --------------------------------------------
(In millions of dollars)              2004       2003     2004       2003
------------------------------------------------------------------------------


Service cost                         $  56      $  46     $  2      $  2
Interest cost                          105         89        6         5
Expected return on plan assets        (155)      (134)       -         -
Amortization of prior service credit    (9)        (9)       -         -
Amortization of transition asset        (1)        (1)       -         -
Recognized actuarial loss               19          6        1         1
------------------------------------------------------------------------------

Net Periodic Benefit Cost (Income)      15         (3)       9         8
------------------------------------------------------------------------------

Settlement loss                          1          -        -         -
Special termination benefits             1          1        -         -
------------------------------------------------------------------------------
Total Expense (Income)               $  17      $  (2)    $  9      $  8
------------------------------------------------------------------------------

U.S. Plans only
--------------------------------------------------------------------------------
For the Periods Ended March 31,      Pension Benefits    Postretirement Benefits
                                    --------------------------------------------
(In millions of dollars)              2004       2003     2004        2003
--------------------------------------------------------------------------------


Service cost                         $  18      $  16     $  2      $    2
Interest cost                           40         38        5           4
Expected return on plan assets         (58)       (57)       -           -
Amortization of prior service credit    (9)        (9)       -           -
Amortization of transition asset        (1)        (1)       -           -
Recognized actuarial loss                8          4        1           1
--------------------------------------------------------------------------------

Net Periodic Benefit Cost (Income)   $ (2)      $ (9)     $  8      $    7
--------------------------------------------------------------------------------

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") became law. As specific authoritative guidance for the federal subsidy is pending, MMC has elected to defer the effects of this Act and, therefore, the measure of the net periodic postretirement benefit cost does not reflect the effects of the Act. MMC does not expect the impact on net periodic benefit cost to be material. The issued guidance could require MMC to change previously reported information.


Significant non-U.S. Plans only
--------------------------------------------------------------------------------
For the Periods Ended March 31,      Pension Benefits    Postretirement Benefits
                                    --------------------------------------------
(In millions of dollars)               2004      2003      2004       2003
--------------------------------------------------------------------------------

Service cost                          $ 38      $  30     $  -      $    -
Interest cost                           65         51        1           1
Expected return on plan assets         (97)       (77)       -           -
Recognized actuarial loss               11          2        -           -
--------------------------------------------------------------------------------
Net periodic benefit cost             $ 17      $   6     $  1      $    1
--------------------------------------------------------------------------------
Curtailment gain                         -          -        -           -
Settlement loss                          1          -        -           -
Special termination benefits             1          1        -           -
--------------------------------------------------------------------------------
Total Expense                         $ 19      $   7     $  1      $    1
--------------------------------------------------------------------------------


The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
--------------------------------------------------------------------------------
                                     Pension Benefits    Postretirement Benefits
                                    --------------------------------------------
                                      2004       2003     2004         2003
--------------------------------------------------------------------------------
Weighted average assumptions:
Expected return on plan assets        8.5%        8.5%       -            -
Discount rate                         5.8%        6.1%     6.3%         6.6%
Rate of compensation increase         3.7%        3.8%       -            -
--------------------------------------------------------------------------------

11.   Long-term Debt
      --------------

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

     Based on MMC's intent and ability to maintain or refinance the obligations on a long-term basis, approximately $600 million of 6.625% Senior Notes due in 2004 have been classified as long-term debt at March 31, 2004 and December 31, 2003.

12.   Common Stock
      ------------

     In 2004, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During the first three months of 2004, MMC repurchased 7.0 million shares for total consideration of $330 million. Share repurchases are recorded on a trade date basis.

     MMC repurchases shares subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. Approximately 1.2 million of the shares repurchased in 2004 were made under the 10b5-1 plan. MMC currently plans to continue to repurchase shares in 2004, subject to market conditions.

13.   Claims, Lawsuits and Other Contingencies
      ----------------------------------------

      Putnam Matters
      --------------

     Regulatory Matters. On October 28, 2003, the SEC commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order that made findings of certain facts, which Putnam neither admitted nor denied, and concluded that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order found that since 1998 at least six Putnam investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also found that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further found that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam has agreed to a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, determination by an independent assessment consultant of the amount of restitution to be made by Putnam for losses attributable to excessive short-term trading by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. On April 8, 2004, Putnam entered into a final settlement of those charges under which Putnam is required to pay $5 million in disgorgement plus a civil monetary penalty of $50 million, with any excess amount of restitution required to be set off against the civil monetary penalty (up to an additional $5 million). These amounts are to be distributed in accordance with the process established under the November 13, 2003 and April 8, 2004 SEC orders. In the event that the independent assessment consultant determines that the amount of restitution required by the November 13, 2003 order is more than $10 million, Putnam will also be responsible for paying any such excess amount.

     On October  28,  2003,  the  Massachusetts  Secretary  of the  Commonwealth
     ("Massachusetts Securities Division") commenced a civil administrative proceeding against Putnam and two of its employees alleging violations of the state's securities law anti-fraud provisions. On April 8, 2004, simultaneously and in conjunction with the settlement of the above-referenced SEC proceeding, the Massachusetts Securities Division entered a Consent Order in final settlement of those charges. That Consent Order included a cease and desist order, and requires Putnam to pay $5 million in restitution and an administrative fine of $50 million, with any excess amount of restitution required to be set off against the
     administrative  fine  (up  to  an  additional  $10  million,   with  Putnam
     responsible for paying any further excess amount). The restitution called for by the Consent Order will be determined and distributed by the same independent assessment consultant appointed pursuant to the November 13, 2003 and April 8, 2004 SEC orders. The Trustees may separately seek additional amounts to assure that full restitution is made to Putnam fund shareholders.

     In a separate action, the SEC is seeking an injunction against two of the six investment management employees. All six are no longer employed by Putnam.

     Additionally, Putnam has received document subpoenas and/or requests for information from the United States Attorney in Boston, the Florida Department of Financial Services, the Office of the Attorney General for the State of New York, Offices of the Secretary of State and the State Auditor for the State of West Virginia, the Vermont Securities Division, the NASD and the Boston office of the U.S. Department of Labor inquiring into, among other things, matters that are the subject of the SEC and Massachusetts actions.

     Putnam has also received document subpoenas from the Massachusetts Securities Division and the Office of the Attorney General for the State of New York relating to plan expense reimbursement agreements between Putnam and certain multiemployer deferred compensation plans which are Putnam clients, and also relating to Putnam's relationships with consultants retained by multiemployer deferred compensation plans. The Massachusetts Securities Division has taken testimony from a number of Putnam employees relating to the same matters.

     Putnam has also received subpoenas from the SEC's Philadelphia office, seeking documents and information relating to Putnam's directed brokerage practices and trading practices and the SEC has interviewed, and taken testimony from, a number of Putnam employees relating to revenue sharing practices and trading practices. In addition, Putnam has received a request for information from the SEC's Chicago office and the NASD regarding revenue sharing arrangements.

     Putnam is fully cooperating with the regulatory authorities.

     "Market-Timing" Securities Litigation. As of May 6, 2004, MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" activities. These actions have been filed in courts in New York, Massachusetts, California, Illinois, Connecticut, Delaware, Vermont, Kansas, and North Carolina. Most of the actions have been transferred, along with others against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. In most of the federal cases, either by agreement of the parties or order of the court, MMC and Putnam are not required to respond to the complaints until after plaintiffs have filed amended complaints in the consolidated actions.

     The civil actions include:

     o Purported securities class actions (the "MMC Class Action Complaints") have been filed in United States District Court for the Southern District of New York on behalf of a class of purchasers of MMC stock during the period from January 2000 to November 2003. The MMC Class Action Complaints allege, among other things, that MMC failed to disclose certain market-timing activities at Putnam which, when disclosed, resulted in a drop in the market price of MMC's shares. The MMC Class Action Complaints also name as defendants certain current or former officers and directors of MMC. The MMC Class Action Complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act.

     o Purported shareholder derivative actions have been filed against members of MMC's Board of Directors, and MMC as a nominal defendant in courts in state and federal courts in New York City. In these actions, the plaintiffs purport to state common law claims based on, among other things, the Board's alleged failure to prevent the alleged market timing from occurring.

     o MMC and/or Putnam have been named in over fifty additional actions brought by investors in Putnam funds claiming damages to themselves or the Putnam funds as a result of various market-timing activities. These actions have been brought either individually (the "Individual Complaints"), derivatively (the "Putnam Derivative Complaints"), or on behalf of a putative class (the "Putnam Class Action Complaints"). The Individual Complaints, the Putnam Class Action Complaints (which also name as defendants certain Putnam funds and certain Putnam employees) and the Putnam Derivative Action Complaints (which also name as defendants certain Putnam officers and employees and certain trustees of the Putnam funds), allege violations of the federal securities and investment advisory laws and state law. At this time, several of these cases are pending in various state courts. Putnam has also been named as a defendant in one suit in its capacity as a sub-advisor to a non-Putnam fund.

     o MMC, Putnam, and various of their officers, directors and employees have been named as defendants in three purported class actions asserting claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan (collectively, the "Plans"), allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the Plans' funds in MMC's stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the Plans' participants in making these investments.
     The three ERISA Actions were filed in federal court for the Southern District of New York.

     Putnam has agreed to indemnify the Putnam funds for any liabilities arising from market-timing activities, including those that could arise in the securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

     Other Putnam Litigation. As of May 6, two actions have been filed in courts in Illinois (one in state court and one in federal court) against Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership. The state case, which purports to be a class action, alleges that defendants breached duties purportedly owed to plaintiffs pursuant to unidentified contracts through the receipt of "excessive" fees paid by the mutual funds defendants managed. In the suit, plaintiffs seek to recover, among other things, compensation received by defendants in violation of the purported contracts, along with interest and costs, as well as a future reduction in fees paid by the funds.

     The federal action alleges that defendants violated Section 36(b) of the Investment Company Act of 1940 through the receipt of purportedly excessive fees paid by the mutual funds defendants managed. In the federal action, plaintiffs seek, among other things, to recover the compensation paid to defendants by the funds for one year prior to the filing of the complaint, and rescission of the management and distribution agreements between defendants and the funds.

     The complaints in the above-referenced Putnam matters seek monetary damages and other forms of relief. At the present time, MMC's management is unable to estimate the impact that the outcome of the foregoing proceedings may have on MMC's consolidated results of operations or financial position or cash flows.

     Employment Dispute
     ------------------

     Lawrence J. Lasser, former President and CEO of Putnam, has initiated an arbitration proceeding against MMC. The arbitration will determine whether and to what extent Mr. Lasser is owed any money under his employment arrangements with Putnam.

     Other Matters
     -------------

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

     As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which was sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters by River Thames ("ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to 40 million GBP by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2004, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet their obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

     Although the ultimate outcome of these other matters and the employment dispute cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits or proceedings should not have a material adverse effect on MMC's consolidated financial position or cash flows, but may be material to MMC's operating results in any particular period.

     Other Industry Inquiries
     ------------------------

     The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements which compensate brokers for distribution and other services provided to insurance carriers. The Company has received such a subpoena and is cooperating fully in the investigation.

     The SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. Mercer Investment Consulting, Inc. has received requests for information from the SEC in connection with this examination and is fully cooperating.

14.  Variable Interest Entities
     --------------------------

     MMC through Putnam, manages $3.5 billion in the form of Collateralized Debt Obligations ("CDO") and Collateralized Bond Obligations ("CBO"). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam's investment totaling $5.4 million, reflected in Long-term investments in the Consolidated Balance Sheets at March 31, 2004. MMC has concluded it is not the primary beneficiary of these structures under FIN 46 "Consolidation of Variable Interest Entities."

15.  Segment Information
     -------------------

     MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before special charges. The accounting policies of the segments are the same as those used for the consolidated financial statements.

     Selected information about MMC's operating segments for the three-month periods ended March 31, 2004 and 2003 follow:

-----------------------------------------------------------------------------
                                                           Segment Operating
      (In millions of dollars)             Revenue              Income
-----------------------------------------------------------------------------
      2004
      Risk and Insurance Services           $ 1,994 (a)       $  637
      Investment Management                     461              (26)
      Consulting                                755               89
-----------------------------------------------------------------------------
                                            $ 3,210           $  700
-----------------------------------------------------------------------------
      2003
      Risk and Insurance Services            $1,773 (a)       $  560
      Investment Management                     445              103
      Consulting                                634               83
-----------------------------------------------------------------------------
                                             $2,852           $  746
-----------------------------------------------------------------------------
(a) Includes interest income on fiduciary funds ($29 million in 2004 and $31 million in 2003).

A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

--------------------------------------------------------------------------------
(In millions of dollars)                         2004            2003
--------------------------------------------------------------------------------
      Total segment operating income             $700            $746
      Corporate income/(expense)                   72             (34)
      Reclassification of minority interest         1               5
--------------------------------------------------------------------------------
      Operating income                            773             717
      Interest income                               5               6
      Interest expense                            (50)            (43)
--------------------------------------------------------------------------------
      Total income before income taxes and
            minority interest                    $728            $680
--------------------------------------------------------------------------------

During the first quarter of 2004, MMC reached final settlement for insured losses totaling $278 million related to the World Trade Center. The replacement value of assets exceeded the book value by $105 million, which was recorded as a reduction of Corporate operating expenses.

Operating segment revenue by product for the three-month periods ended March 31, 2004 and 2003 is as follows:

---------------------------------------------------------- ---------------------
(In millions of dollars)                          2004                 2003
---------------------------------------------------------- ---------------------

Risk & Insurance Services
Risk Management and Insurance Broking           $1,486               $1,320
Reinsurance Broking and Services                   275                  243
Related Insurance Services                         233                  210
---------------------------------------------------------- ---------------------
     Total Risk & Insurance Services             1,994                1,773
---------------------------------------------------------- ---------------------
Investment Management                              461                  445
---------------------------------------------------------- ---------------------
Consulting
Retirement Services                                350                  300
Management and Organizational Change               134                   81
Health Care & Group Benefits                       100                   98
Human Capital                                       94                   86
Economic                                            42                   37
---------------------------------------------------------- ---------------------
                                                   720                  602
Reimbursed Expenses                                 35                   32
---------------------------------------------------------- ---------------------
     Total Consulting                              755                  634
---------------------------------------------------------- ---------------------
     Total                                      $3,210              $ 2,852
---------------------------------------------------------- ---------------------

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       First Quarter Ended March 31, 2004

General

Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh Inc, ("Marsh"), the world's largest risk and insurance services firm; Putnam Investments ("Putnam"), one of the largest investment management companies in the United States; and Mercer Inc. ("Mercer"), a major global provider of consulting services. Over 60,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before corporate expenses, charges or credits related to September 11, 2001, and charges or credits related to integration and restructuring reserves.

For a description of critical accounting policies, including those which involve significant management judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC's Annual Report on Form 10-K ("2003 10-K") for the year ended December 31, 2003.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" on page one of this filing. This Form 10-Q should be read in conjunction with the 2003 Form 10-K.

The consolidated results of operations follow:

---------------------------------------------------------------------
(In millions of dollars)                2004                     2003
---------------------------------------------------------------------
Revenue:
Service Revenue                       $3,177                   $2,841
Investment Income (Loss)                  33                       11
---------------------------------------------------------------------
Operating Revenue                      3,210                    2,852
---------------------------------------------------------------------
Expense:
Compensation and Benefits              1,635                    1,378
Other Operating Expenses                 802                      757
---------------------------------------------------------------------
Operating Expenses                     2,437                    2,135
---------------------------------------------------------------------
Operating Income                       $ 773                    $ 717
---------------------------------------------------------------------
Operating Income Margin                24.1%                    25.1%
---------------------------------------------------------------------

Revenue, derived mainly from commissions and fees, increased 13% from the first quarter of 2003. The increase in revenue primarily was due to continued growth in the risk and insurance services segment as well as the impact of foreign exchange and acquisitions. Revenue increased 5% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency exchange rates.

The impact of foreign currency translation, acquisitions, and dispositions on MMC's operating revenues by segment for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 is as follows:

--------------------------------------------------------------------------------------------------------------
                                                                               Components of Revenue Change
                                                                            ----------------------------------

                                             Three Months Ended  % Change               Acquisitions/
                                                   March 31,        GAAP   Underlying   Dispositions  Currency
                                             2004       2003     Revenue    Revenue(b)    Impact       Impact
                                            ------      -----    -------    ---------  ------------  ---------


Risk and Insurance Services
Risk Management and Insurance Broking     $1,486     $1,320      13%          6%            -            7%
Reinsurance Broking and Services             275        243      13%          9%            -            4%
Related Insurance Services (a)               233        210      11%         11%            -              -
-------------------------------------------------------------------------------------------------------------
   Total Risk and Insurance Services (c)   1,994      1,773     12%            7%           -            5%
-------------------------------------------------------------------------------------------------------------

Investment Management                        461        445      4%            4%           -            -
-------------------------------------------------------------------------------------------------------------

Consulting
Retirement Services                          350        300     16%            1%           6%           9%
Management and Organizational Change         134         81     66%            4%          56%           6%
Health Care and Group Benefits               100         98      2%           (3)%          -            5%
Human Capital                                 94         86     10%           (1)%          -           11%
Economic                                      42         37     12%            8%           -            4%
-------------------------------------------------------------------------------------------------------------
                                             720        602     19%            1%          10%           8%
Reimbursed Expenses                           35         32
------------------------------------------------------------------------------------------------------------
     Total Consulting                        755        634     19%            2%          10%           7%
------------------------------------------------------------------------------------------------------------
     Total Revenue                        $3,210     $2,852     13%            5%           3%           5%
------------------------------------------------------------------------------------------------------------

(a) Includes U.S. affinity, claims management, wholesale broking, underwriting management and MMC Capital businesses.
(b) Underlying basis measures the change in revenue before the impact of acquisitions and dispositions using constant currency exchange rates.
(c) Certain reclassifications have been made to prior year amounts to conform with current presentation.

Revenue growth on an underlying basis in the risk and insurance services segment was 7%, reflecting growth in insurance broking, reinsurance broking and related insurance services. Consulting revenue on an underlying basis grew 2% resulting from increases in the Retirement Services, Management and Organizational Change, and Economic Consulting practices. Revenue increased 4% in the investment management segment due to modest investment gains in the current year compared to a loss in 2003, as well as increased revenues from the equity investment in Thomas H. Lee.

Operating  expenses  increased  14% in  the  first  quarter  of  2004,  6% on an underlying basis. The increase in underlying expenses reflects higher compensation and benefits costs which includes severance and increased pension costs and also higher facility expenses and costs related to regulatory issues. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions. Expenses in the first quarter 2004 also include regulatory fines of $100 million related to Putnam's settlement agreements with the Securities and Exchange Commission ("SEC") and the Office of the Secretary of the Commonwealth of Massachusetts, which are not deductible for tax purposes. MMC also reached final settlement with its insurers for claims related to the September 11, 2001 attack on the World Trade Center ("WTC"). The replacement value of assets exceeded the book value by $105 million, which was recorded as a reduction of Corporate operating expenses in the first quarter of 2004.

Risk and Insurance Services
--------------------------------------------------- ------------------------
(In millions of dollars)                  2004                     2003
--------------------------------------------------- ------------------------
Revenue                                 $1,994                   $1,773
Expense                                  1,357                    1,213
--------------------------------------------------- ------------------------
Operating Income                        $ 637                    $  560
--------------------------------------------------- ------------------------
Operating Income Margin                   31.9%                    31.6%
--------------------------------------------------- ------------------------

Revenue

Revenue for the risk and insurance services segment grew 12% over the first quarter of 2003, 7% on an underlying basis, reflecting a higher volume of business. In the first quarter, underlying revenues grew 6% in risk management and insurance broking, which accounts for approximately three quarters of the risk and insurance services segment. Within risk management and insurance broking, underlying revenue grew 5% in the United States, 7% in Europe, and 4% in other geographies. Reinsurance broking and services grew 9% on an underlying basis primarily as a result of higher new business and renewals. Related insurance services grew 11%, primarily due to increases in the claims management business.

Expense
Risk and insurance services expenses increased 12% over the first quarter of 2003, 5% on an underlying basis. The increase in underlying expense is primarily due to higher compensation reflecting increased headcount, higher pension expense, and increased facility costs.


Investment Management
------------------------------------------------------ ------------------------
(In millions of dollars)                      2004                    2003
------------------------------------------------------ ------------------------
Revenue                                       $461                    $445
Expense                                        487                     342
------------------------------------------------------ ------------------------
Operating Income                              $(26)                   $103
------------------------------------------------------ ------------------------
Operating Income Margin                       (5.6)%                  23.1%
------------------------------------------------------ ------------------------

Revenue
Putnam's revenue increased 4% in the first quarter of 2004 reflecting modest investment gains in the current year compared to a loss in 2003, as well as increased revenues from its equity investment in Thomas H. Lee. These increases were partially offset by a decrease in fees due to a decline in assets under management. Assets under management averaged $234 billion in the first quarter of 2004, a 4% decline from the $244 billion managed in the first quarter of 2003. Assets under management aggregated $227 billion at March 31, 2004 compared with $241 billion at March 31, 2003 and $240 billion at December 31, 2003. The change from December 31, 2003 results primarily from net redemptions of $17.6 billion partially offset by an increase in equity market levels.

Expense
Putnam's expenses increased 42% in the first quarter of 2004 from the same period of 2003. Expenses in 2004 include the impact of Putnam's regulatory settlements. On April 8, 2004, Putnam reached settlement agreements with the SEC and the Secretary of the Commonwealth of the State of Massachusetts on market timing issues for $110 million of penalties and restitution. Putnam had provided $10 million of this amount in the fourth quarter of 2003. A $100 million charge, which is not tax deductible, was recorded in the first quarter 2004 reducing net operating income by $95 million after the effect of minority interest. Other significant items recorded in the first quarter were severance of $25 million and $15 million of incremental costs related to regulatory issues. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions.

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

At the end of the first quarter, assets held in equity securities represented 71% of assets under management, compared with 72% at March 31, 2003, while investments in fixed income products represented 29%, compared with 28% at March 31, 2003.

Quarter-end and average assets under management
---------------------------------------------------------------- ---------------
(In billions of dollars)                                   2004          2003
---------------------------------------------------------------- ---------------
Mutual Funds:
Growth Equity                                              $ 45          $ 43
Value Equity                                                 42            36
Blend Equity                                                 30            30
Fixed Income                                                 40            46
---------------------------------------------------------------- ---------------
                                                            157           155
---------------------------------------------------------------- ---------------
Institutional:
Equity                                                       44            64
Fixed Income                                                 26            22
---------------------------------------------------------------- ---------------
                                                             70            86
---------------------------------------------------------------- ---------------
Quarter-end Assets                                         $227          $241
---------------------------------------------------------------- ---------------
Assets from Non-US Investors                               $ 38          $ 33
---------------------------------------------------------------- ---------------
Average Assets                                             $234          $244
---------------------------------------------------------------- ---------------

Components of quarter-to-date change in ending assets under management
--------------------------------------------------------------- ----------------
Net New Sales/Redemptions including Dividends Reinvested  $(17.6)      $ (1.3)
--------------------------------------------------------------------------------
Impact of Market/Performance                              $  4.5       $ (8.9)
--------------------------------------------------------------------------------

The categories of mutual fund assets reflect style designations aligned with each fund's prospectus. All prior year amounts have been reclassified to conform with the current investment mandate for each product.

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at historic levels. Future revenue may be adversely affected by continued net redemptions and by limits on fund expense ratios and front end sales charges. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations and net flows into or out of Putnam's funds.

Consulting
--------------------------------------------------------------------------------
(In millions of dollars)                              2004             2003
--------------------------------------------------------------------------------
Revenue                                               $755             $634
Expense                                                666              551
--------------------------------------------------------------------------------
Operating Income                                      $ 89             $ 83
--------------------------------------------------------------------------------
Operating Income Margin                              11.8%            13.1%
--------------------------------------------------------------------------------

Revenue
Consulting revenue increased 19% over 2003 primarily due to the impact of acquisitions and foreign exchange. Significant acquisitions affecting the first quarter 2004 results include Oliver, Wyman & Company which closed on April 1, 2003 and Synhrgy HR Technologies which closed in January. On an underlying basis, revenue increased 2%. In Mercer's largest practice, Retirement Services, underlying revenue increased 1%. Economic Consulting grew 8% and Management and Organizational Change grew 4% on an underlying basis. These increases were partially offset by declines of 3% in the Health Care & Group Benefits and 1% in the Human Capital practices.

Expense
Consulting expenses increased 21% in the first quarter of 2004 compared to 2003 primarily due to the impact of foreign exchange and acquisitions, which includes compensation costs for acquired personnel, amortization of contingent purchase consideration linked to future employment, and amortization of intangible assets. On an underlying basis, expenses increased 2%.

Corporate Expenses
In the first quarter of 2004, MMC reached final settlement for insured losses totaling $278 million related to the WTC. The replacement value of the assets exceeded their book value by $105 million which was recorded as a reduction of other operating expenses. As a result, Corporate had a net credit of $72 million in the first quarter of 2004 compared with an expense of $34 million in first quarter 2003. Approximately $160 million of cash was collected from insurers in 2002 and 2003 in advance of final settlement. The remaining $118 million was collected in April, 2004.

Interest
Interest income earned on corporate funds amounted to $5 million in the first quarter of 2004, a decrease of $1 million from the first quarter of 2003. Interest expense of $50 million in 2004 increased from $43 million in the first quarter of 2003 due to an increase in the average outstanding debt and in the average interest rates on outstanding debt in the first quarter of 2004. The increase in the average interest rate results from the conversion of approximately $800 million of the company's debt from floating to fixed rates in 2003.

Income Taxes
MMC's consolidated effective tax rate was 38.6% of income before income taxes and minority interest in the first quarter of 2004 compared with 34% in the first quarter of 2003. The effective tax rate of 38.6% includes the impact of Putnam's non-deductible settlement payments of $100 million and a 40% tax rate on the WTC settlement gain of $105 million. The effective tax rate applicable to ongoing operating income was 33%, which is expected to continue.

Liquidity and Capital Resources
MMC anticipates that funds generated from operations will be sufficient to meet its foreseeable recurring operating cash requirements as well as to fund dividends and capital expenditures. MMC's ability to generate cash flow from operations is subject to the business risks inherent in each operating segment. Cash and cash equivalents reported in the Consolidated Balance Sheets include amounts held to satisfy global working capital, capital adequacy and regulatory requirements. MMC continually monitors its expected and actual cash flows to determine the most advantageous use of its near term cash flows among alternatives including dividends, investments, acquisitions, funding alternatives for its pension plans and share repurchases.

Operating Cash Flows
MMC used $111 million of cash for operations for the period ended March 31, 2004 compared with cash generated of $177 million for the same period in 2003. MMC's cash flow from operations is typically a use of cash in the first quarter of each year, resulting from the payment of accrued incentive compensation. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments or receipts of accrued liabilities and assets. Significant items impacting working capital in 2004 include the effect of higher commissions and fees receivable, resulting from increased revenues, a $118 million receivable for the WTC insurance recovery which was collected in April, as well as the accrual of the regulatory settlements at Putnam.

Financing Cash Flows
Net cash provided by financing activities was $292 million in the first quarter 2004 compared to a use of $71 million in the same period last year. Financing cash flows reflect an increase in commercial paper borrowings used to fund several acquisitions as well as for seasonal demands related to incentive compensation payments.

In the first quarter of 2004, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During the first quarter of 2004, MMC repurchased 7 million shares of its common stock at a cost of $330 million. Share repurchases are recorded on a trade date basis. MMC currently plans to continue to repurchase shares during 2004, subject to market conditions.

MMC paid dividends in the amount of $163 million ($0.31 per share) in the first quarter 2004.

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

Investing Cash Flows
Cash used for investing activities amounted to $210 million in the first three months of 2004 and $96 million for the same period in the prior year. The primary use of cash in the first quarter was for the acquisition of Synhrgy HR Technologies and the Australia and New Zealand operations of Heath Lambert. Remaining cash payments of approximately $125 million related to acquisitions completed in 2004 and 2003 are recorded in Other liabilities in the consolidated balance sheets at March 31, 2004.

MMC's additions to fixed assets and capitalized software, which amounted to $75 million in the first three months of 2004 and $110 million in the first quarter of 2003, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $672 million in connection with various MMC Capital funds and other MMC investments. Approximately $3 million was invested in the first quarter of 2004. MMC expects to fund future commitments, in part, with sales proceeds from existing investments including approximately $30 million from the disposal in April of its interest in Fineco Gestioni to the Fineco Group.

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

Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds managed by MMC Capital, including Trident II. Publicly traded investments of $448 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $98 million and $394 million are accounted for under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

In 2001, MMC entered into a series of option contracts to hedge the variability of cash flows from forecasted sales of certain available for sale investments. The remaining sales are forecasted to occur over the next three quarters. The hedge is achieved through the use of European style put and call options, which mature on the dates of the forecasted sales. Gains or losses on the Option contracts are deferred in other comprehensive loss until the related forecasted sales occur. At March 31, 2004, the net increase in fair value of the option contracts of $1 million was recorded as an asset and a reduction of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Other
As further discussed in Note 13 to the Consolidated Financial Statements, administrative proceedings and a number of lawsuits have commenced against Putnam and MMC.

The insurance coverage, for potential liability resulting from alleged errors and omissions in the professional services provided by MMC, includes elements of both risk retention and risk transfer. MMC believes it has adequately reserved for the self-insurance portion of the contingencies. Payments related to the respective self-insured layers are made as legal fees are incurred and claims are resolved and generally extend over a considerable number of years. The amounts paid in that regard vary in relation to the severity of the claims and the number of claims active in any particular year. The long-term portion of this liability is included in Other liabilities in the Consolidated Balance Sheets.

Part I - Item 4.  Controls & Procedures

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

                           PART II. OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                 March 31, 2004



Item 1.       Legal Proceedings.

     Putnam Matters
     --------------

     Regulatory Matters. On October 28, 2003, the SEC commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order that made findings of certain facts, which Putnam neither admitted nor denied, and concluded that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order found that since 1998 at least six Putnam investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also found that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further found that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam has agreed to a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, determination by an independent assessment consultant of the amount of restitution to be made by Putnam for losses attributable to excessive short-term trading by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. On April 8, 2004, Putnam entered into a final settlement of those charges under which Putnam is required to pay $5 million in disgorgement plus a civil monetary penalty of $50 million, with any excess amount of restitution required to be set off against the civil monetary penalty (up to an additional $5 million). These amounts are to be distributed in accordance with the process established under the November 13, 2003 and April 8, 2004 SEC orders. In the event that the independent assessment consultant determines that the amount of restitution required by the November 13, 2003 order is more than $10 million, Putnam will also be responsible for paying any such excess amount.

     On October 28, 2003, the Massachusetts Secretary of the Commonwealth ("Massachusetts Securities Division ") commenced a civil administrative proceeding against Putnam and two of its employees alleging violations of the state's securities law anti-fraud provisions. On April 8, 2004, simultaneously and in conjunction with the settlement of the above-referenced SEC proceeding, the Massachusetts Securities Division entered a Consent Order in final settlement of those charges. That Consent Order included a cease and desist order, and requires Putnam to pay $5 million in restitution and an administrative fine of $50 million, with any excess amount of restitution required to be set off against the administrative fine (up to an additional $10 million, with Putnam responsible for paying any further excess amount). The restitution called for by the Consent Order will be determined and distributed by the same independent assessment consultant appointed pursuant to the November 13, 2003 and April 8, 2004 SEC orders. The Trustees may separately seek additional amounts to assure that full restitution is made to Putnam fund shareholders.

     In a separate action, the SEC is seeking an injunction against two of the six investment management employees. All six are no longer employed by Putnam.

     Additionally, Putnam has received document subpoenas and/or requests for information from the United States Attorney in Boston, the Florida Department of Financial Services, the Office of the Attorney General for the State of New York, Offices of the Secretary of State and the State Auditor for the State of West Virginia, the Vermont Securities Division, the NASD and the Boston office of the U.S. Department of Labor inquiring into, among other things, matters that are the subject of the SEC and Massachusetts actions.

     Putnam has also received document subpoenas from the Massachusetts Securities Division and the Office of the Attorney General for the State of New York relating to plan expense reimbursement agreements between Putnam and certain multiemployer deferred compensation plans which are Putnam clients, and also relating to Putnam's relationships with consultants retained by multiemployer deferred compensation plans. The Massachusetts Securities Division has taken testimony from a number of Putnam employees relating to the same matters.

     Putnam has also received subpoenas from the SEC's Philadelphia office, seeking documents and information relating to Putnam's directed brokerage practices and trading practices and the SEC has interviewed, and taken testimony from, a number of Putnam employees relating to revenue sharing practices and trading practices. In addition, Putnam has received a request for information from the SEC's Chicago office and the NASD regarding revenue sharing arrangements.

     Putnam is fully cooperating with the regulatory authorities.

     "Market-Timing" Securities Litigation. As of May 6, 2004, MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" activities. These actions have been filed in courts in New York, Massachusetts, California, Illinois, Connecticut, Delaware, Vermont, Kansas, and North Carolina. Most of the actions have been transferred, along with others against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. In most of the federal cases, either by agreement of the parties or order of the court, MMC and Putnam are not required to respond to the complaints until after plaintiffs have filed amended complaints in the consolidated actions.

     The civil actions include:

     o Purported securities class actions (the "MMC Class Action Complaints") have been filed in United States District Court for the Southern District of New York on behalf of a class of purchasers of MMC stock during the period from January, 2000 to November, 2003. The MMC Class Action Complaints allege, among other things, that MMC failed to disclose certain market-timing activities at Putnam which, when disclosed, resulted in a drop in the market price of MMC's shares. The MMC Class Action Complaints also name as defendants certain current or former officers and directors of MMC. The MMC Class Action Complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act.

     o Purported shareholder derivative actions have been filed against members of MMC's Board of Directors, and MMC as a nominal defendant in state and federal courts in New York City. In these actions, the plaintiffs purport to state common law claims based on, among other things, the Board's alleged failure to prevent the alleged market timing from occurring.

     o MMC and/or Putnam have been named in over fifty additional actions brought by investors in Putnam funds claiming damages to themselves or the Putnam funds as a result of various market-timing activities. These actions have been brought either individually (the "Individual Complaints"), derivatively (the "Putnam Derivative Complaints"), or on behalf of a putative class (the "Putnam Class Action Complaints"). The Individual Complaints, the Putnam Class Action Complaints (which also name as defendants certain Putnam funds and certain Putnam employees) and the Putnam Derivative Action Complaints (which also name as defendants certain Putnam officers and employees and certain trustees of the Putnam funds), allege violations of the federal securities and investment advisory laws and state law. At this time, several of these cases are pending in various state courts. Putnam has also been named as a defendant in one suit in its capacity as a sub-advisor to a non-Putnam fund.

     o MMC, Putnam, and various of their officers, directors and employees have been named as defendants in three purported class actions asserting claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan (collectively, the "Plans"), allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the Plans' funds in MMC's stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the Plans' participants in making these investments. The three ERISA Actions were filed in federal court for the Southern District of New York.

     Putnam has agreed to indemnify the Putnam funds for any liabilities arising from market-timing activities, including those that could arise in the securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

     Other Putnam Litigation. As of May 6, 2004, two actions have been filed in courts in Illinois (one in state court and one in federal court) against Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership. The state case, which purports to be a class action, alleges that defendants breached duties purportedly owed to plaintiffs pursuant to unidentified contracts through the receipt of "excessive" fees paid by the mutual funds defendants managed. In the suit, plaintiffs seek to recover, among other things, compensation received by defendants in violation of the purported contracts, along with interest and costs, as well as a future reduction in fees paid by the funds.

     The federal action alleges that defendants violated Section 36(b) of the Investment Company Act of 1940 through the receipt of purportedly excessive fees paid by the mutual funds defendants managed. In the federal action, plaintiffs seek, among other things, to recover the compensation paid to defendants by the funds for one year prior to the filing of the complaint, and rescission of the management and distribution agreements between defendants and the funds.

     The complaints in the above-referenced Putnam matters seek monetary damages and other forms of relief. At the present time, MMC's management is unable to estimate the impact that the outcome of the foregoing proceedings may have on MMC's consolidated results of operations or financial position or cash flows.

     Employment Dispute
     ------------------

     Lawrence J. Lasser, former President and CEO of Putnam, has initiated an arbitration proceeding against MMC. The arbitration will determine whether and to what extent Mr. Lasser is owed any money under his employment arrangements with Putnam.

     Other Litigation
     ----------------

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

     Although the ultimate outcome of these other matters and the employment dispute cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuit or proceedings should not have a material adverse effect on MMC's consolidated financial position or cash flows, but may be material to MMC's operating results in any particular period.

     Other Industry Inquiries
     ------------------------

     The New York Attorney General has issued subpoenas to numerous insurance brokers primarily related to an inquiry into market service agreements and other similar agreements which compensate brokers for distribution and other services provided to insurance carriers. MMC has received such a subpoena and is cooperating fully in the investigation.

     The SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. Mercer Investment Consulting, Inc. has received requests for information from the SEC in connection with this examination and is fully cooperating.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (e) The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the first quarter of 2004.

                     Issuer Repurchases of Equity Securities

-------------------------------------------------------------------------------------------------
                        (a)                 b)                  (c)                  (d)
                                                          Total Number of     Maximum Number of
                  Total Number of      Average Price    Shares Purchased as   Shares that May Yet
                  Shares Purchased     Paid per Share   Part of Publicly      Be Purchased Under
                                                        Announced Plans or       the Plans or
Period                                                      Programs (1)          Programs
-------------------------------------------------------------------------------------------------
Jan.  1, 2004 -       1,630,800      $    47.76            1,630,800              59,703,736
Jan. 31, 2004
-------------------------------------------------------------------------------------------------
Feb.  2, 2004 -       2,271,500           47.89            2,271,500              57,432,236
Feb. 29,2004
-------------------------------------------------------------------------------------------------
Mar.  1, 2004 -       3,057,200           47.02            3,057,200              54,375,036
Mar. 31, 2004
-------------------------------------------------------------------------------------------------
Total                 6,959,500      $    47.48            6,959,500              54,375,036
-------------------------------------------------------------------------------------------------

(1) As set forth in its public filings, MMC has engaged in an ongoing share repurchase program. On March 18, 1999, MMC's board of directors authorized the repurchase of up to 40 million shares of MMC's common stock and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations and MMC intends to repurchase its shares under each of these authorizations in the future. MMC purchases shares of its common stock from time to time, in the open market or otherwise, subject to market conditions, for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs.



Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

     12. Statement Re: Computation of Ratio of Earnings to Fixed Charges.

     31. Rule 13a-14(a)/15d-14(a) Certifications.

     32. Section 1350 Certifications.

(b)      Reports on Form 8-K

     The following reports on Form 8-K were filed by MMC in the fiscal quarter ended March 31, 2004:

     o Current Report on Form 8-K dated January 26, 2004 reporting the initiation of an arbitration proceeding between the registrant and Lawrence J. Lasser.

     o Current Report on Form 8-K dated January 28, 2004 reporting MMC's issuance of a press release announcing its unaudited fourth quarter and year-end financial results for the quarter and year ended December 31, 2003.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 10th day of May, 2004 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                                MARSH & McLENNAN COMPANIES, INC.



                                                /s/ Sandra S. Wijnberg
                                                -------------------------
                                                Senior Vice President and
                                                Chief Financial Officer