Form 10-Q
period 2004-06-30
MARSH & MCLENNAN COMPANIES INC
filed 2004-08-03
CIK 62709

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                       For the quarter ended June 30, 2004



                        Marsh & McLennan Companies, Inc.
                           1166 Avenue of the Americas
                            New York, New York 10036
                                 (212) 345-5000


                          Commission file number 1-5998
                        State of Incorporation: Delaware
                  I.R.S. Employer Identification No. 36-2668272



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . NO___.

     As of July 31, 2004, there were outstanding 520,624,251 shares of common stock, par value $1.00 per share, of the registrant.

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, capital structure, pension funding, and the adverse consequences arising from market-timing issues at Putnam, including fines and restitution, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies, and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services business, changes in competitive conditions, movements in premium rate levels, the continuation of difficult conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, natural catastrophes, mergers between client organizations, and insurance or reinsurance company insolvencies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions, and the ability to maintain investment management and administrative fees at historic levels; and with respect to all of MMC's activities, the ability to successfully integrate acquired businesses, changes in general worldwide and national economic conditions, the impact of terrorist attacks, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates. In addition, there are risks and uncertainties relating to MMC's ability to integrate Kroll's business successfully and realize expected synergies; the continued strength of Kroll's relationships with its employees, suppliers, and customers; and the accuracy of the basis for the forecasts relating to Kroll's business.

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

                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                             Three Months Ended Six Months Ended
                                                 June 30,            June 30,
--------------------------------------------------------------------------------
(In millions, except per share figures)          2004     2003     2004    2003
--------------------------------------------------------------------------------

Revenue:
      Service revenue                          $2,964   $2,840   $6,141  $5,681
      Investment income (loss)                     72       25      105      36
--------------------------------------------------------------------------------
          Operating revenue                     3,036    2,865    6,246   5,717
--------------------------------------------------------------------------------
Expense
      Compensation and benefits                 1,596    1,475    3,231   2,853
      Other operating expenses                    808      791    1,610   1,548
--------------------------------------------------------------------------------
          Operating expenses                    2,404    2,266    4,841   4,401
--------------------------------------------------------------------------------

Operating income                                  632      599    1,405   1,316

Interest income                                     4        7        9      13

Interest expense                                  (48)     (46)     (98)    (89)

--------------------------------------------------------------------------------

Income before income taxes
      and minority interest                       588      560    1,316    1,240

Income taxes                                      194      189      475      421

Minority interest, net of tax                       5        6        6       11

--------------------------------------------------------------------------------

Net income                                      $ 389   $  365   $ 835    $  808

--------------------------------------------------------------------------------

Basic net income per share                      $ .75   $  .68   $ 1.60   $ 1.51

--------------------------------------------------------------------------------

Diluted net income per share                    $ .73   $  .66   $ 1.56   $ 1.47

--------------------------------------------------------------------------------

Average number of shares outstanding-Basic        522      534      523      535

--------------------------------------------------------------------------------

Average number of shares outstanding-Diluted      534      552      537      550

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                 (Unaudited)
                                                   June 30,      December 31,
(In millions of dollars)                              2004              2003
--------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                        $     399         $     665
--------------------------------------------------------------------------------

Receivables
  Commissions and fees                               2,556             2,388
  Advanced premiums and claims                          81                89
  Other                                                352               342
--------------------------------------------------------------------------------
                                                     2,989             2,819
  Less-allowance for doubtful accounts
         and cancellations                            (122)             (116)
--------------------------------------------------------------------------------
  Net receivables                                    2,867             2,703
--------------------------------------------------------------------------------
Prepaid dealer commissions - current portion           110               150
Other current assets                                   349               383
--------------------------------------------------------------------------------
   Total current assets                              3,725             3,901

Goodwill and intangible assets                       5,938             5,797

Fixed assets, net                                    1,355             1,389
(net of accumulated depreciation and
 amortization of $1,553 at June 30, 2004
 and $1,448 at December 31, 2003)

Long-term investments                                  557               648
Prepaid dealer commissions                              57               114
Prepaid pension                                      1,265             1,199
Other assets                                         1,887             2,005
--------------------------------------------------------------------------------
                                                   $14,784           $15,053
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                (Unaudited)
                                                    June 30,       December 31,
(In millions of dollars)                               2004              2003
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt                                  $      911         $     447
Accounts payable and accrued liabilities              1,500             1,511
Accrued compensation and employee benefits            1,189             1,693
Accrued income taxes                                    394               272
Dividends payable                                       178               166
--------------------------------------------------------------------------------
  Total current liabilities                           4,172             4,089
--------------------------------------------------------------------------------

Fiduciary liabilities                                 4,493             4,228
Less - cash and investments held in
       a fiduciary capacity                          (4,493)           (4,228)
--------------------------------------------------------------------------------
                                                          -            -
Long-term debt                                        2,299             2,910
--------------------------------------------------------------------------------
Other liabilities                                     2,689             2,603
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                           -                 -
Common stock, $1 par value, authorized
  800,000,000 shares, issued 560,641,640
  shares at June 30, 2004 and December 31, 2003         561               561
Additional paid-in capital                            1,295             1,301
Retained earnings                                     5,882             5,386
Accumulated other comprehensive loss                   (315)             (279)
--------------------------------------------------------------------------------
                                                      7,423             6,969
Less - treasury shares, at cost,
40,093,346 shares at June 30, 2004 and
33,905,497 shares at December 31, 2003               (1,799)           (1,518)
--------------------------------------------------------------------------------

Total stockholders' equity                            5,624             5,451
--------------------------------------------------------------------------------
                                                    $14,784           $15,053
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
For the Six Months Ended June 30,                               2004      2003
(In millions of dollars)
--------------------------------------------------------------------------------
Operating cash flows:
Net income                                                     $ 835      $808
   Adjustments to reconcile net income to cash generated from
       (used for) operations:
       Depreciation of fixed assets, capitalized software
          and other intangible assets                            211       194
       Provision for deferred income taxes                       148        73
       (Gains) losses on investments                            (105)      (36)
Changes in assets and liabilities:
   Net receivables                                              (165)     (189)
   Prepaid dealer commissions                                     97       127
   Other current assets                                            6        36
   Other assets                                                   83      (105)
   Accounts payable and accrued liabilities                       52        80
   Accrued compensation and employee benefits                   (504)     (297)
   Accrued income taxes                                          111       298
   Other liabilities                                              (9)       17
   Effect of exchange rate changes                                 9        50
--------------------------------------------------------------------------------
   Net cash generated from operations                            769     1,056
--------------------------------------------------------------------------------

Financing cash flows:
Net increase/(decrease) in commercial paper                      402      (640)
Proceeds from issuance of debt                                    66       502
Other repayments of debt                                        (609)      (44)
Purchase of treasury shares                                     (522)     (492)
Issuance of common stock                                         223       253
Dividends paid                                                  (325)     (301)
--------------------------------------------------------------------------------
   Net cash used for financing activities                       (765)     (722)
--------------------------------------------------------------------------------
Investing cash flows:
Capital expenditures                                            (168)     (240)
Proceeds from sales related to fixed assets
   and capitalized software                                        5         9
Acquisitions                                                    (216)     (101)
Other, net                                                       117        42
--------------------------------------------------------------------------------
   Net cash used for investing activities                       (262)     (290)
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash
   and cash equivalents                                           (8)       28
--------------------------------------------------------------------------------
(Decrease)/Increase in cash & cash equivalents                  (266)       72
Cash & cash equivalents at beginning of period                   665       546
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period                       $ 399    $  618
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

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the six-month periods ended June 30, 2004 and 2003. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

3.      Fiduciary Assets and Liabilities
        --------------------------------

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $59 million and $61 million for the six-month periods ended June 30, 2004 and 2003, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $11.3 billion at June 30, 2004 and $11.5 billion at December 31, 2003, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

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

The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and six-month periods ended June 30, 2004 and 2003.

----------------------------------------------------------------------------------------------------
                                                       Three Months Ended          Six Months Ended
(In millions)                                                June 30,                 June 30,
                                                        2004          2003        2004         2003
----------------------------------------------------------------------------------------------------

Net income                                                 $389      $ 365        $835        $ 808
Increase for dividend equivalent expense
related to common stock equivalents net of
potential minority interest associated with the
Putnam Class B Common Shares                                  -          -           1            -
----------------------------------------------------------------------------------------------------
Net income for diluted earnings per share                  $389       $365        $836         $808
----------------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding            522        534         523          535
Dilutive effect of potentially issuable common shares        12         18          14           15
----------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding          534        552         537          550
----------------------------------------------------------------------------------------------------
Average stock price used to calculate
common stock equivalents                                 $44.54     $48.81      $46.09       $45.93
----------------------------------------------------------------------------------------------------


5.      Supplemental Disclosure to the Consolidated Statements of Cash Flows
        --------------------------------------------------------------------

The following schedule provides additional information concerning interest and income taxes paid for the six-month periods ended June 30, 2004 and 2003.

--------------------------------------------------------------------------------
        (In millions of dollars)                             2004        2003
--------------------------------------------------------------------------------

        Interest paid                                        $100         $81
        Income taxes paid                                    $166         $41

6.      Comprehensive Income
        --------------------

The components of comprehensive income for the six-month periods ended June 30, 2004 and 2003 are as follows:

--------------------------------------------------------------------------------
(In millions of dollars)                                  2004            2003
--------------------------------------------------------------------------------
Foreign currency translation adjustments               $   (6)            $172
Unrealized investment holding gains,
      net of income taxes                                   7               26
Less:  Reclassification adjustment for realized gains     (36)              (7)
      included in net income, net of income taxes
Deferred loss on cash flow hedges,                         (1)              (3)
      net of income taxes
--------------------------------------------------------------------------------
Other comprehensive (loss)/income                         (36)             188
Net income                                                835              808
--------------------------------------------------------------------------------
Comprehensive income                                     $799             $996
--------------------------------------------------------------------------------

7.      Acquisitions
        ------------

In July 2004, MMC acquired Kroll Inc.("Kroll"), the world's leading risk mitigation services firm in an all-cash $1.9 billion transaction in which Kroll shareholders received $37 for each outstanding share of Kroll common stock owned. The acquisition of Kroll will broaden and deepen the capabilities of MMC's fast-growing risk consulting and advisory businesses by adding services which clients need to reduce the impact of an adverse event. It expands MMC's capacity in several important sectors that complement existing businesses, such as corporate restructuring, business intelligence and investigations, security services, employee screening, and electronic evidence and litigation support. The purchase price allocation for the Kroll acquisition is expected to be completed by the end of 2004. The information contained in this Form 10-Q reflects the business and operations of MMC, without giving effect to the Kroll acquisition.

In January 2004, MMC acquired Synhrgy HR Technologies, a leading provider of human resource technology and outsourcing services to Fortune 1000 companies, for a total cost of $115 million. Substantially all former employees of Synhrgy are now employees of MMC. Approximately $7 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as compensation expense over three years. In addition, MMC acquired the Australia and New Zealand operations of Heath Lambert for $53 million in cash in March of 2004. The purchase consideration allocations resulted in acquired goodwill of $141 million in 2004.

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

8.      Goodwill and Other Intangibles
        ------------------------------

Changes in the carrying amount of goodwill for the six-month period ended June 30, 2004, are as follows:

        --------------------------------------------------------------
        (In millions of dollars)                               2004
        --------------------------------------------------------------
        Balance as of January 1,                             $5,533
        Goodwill acquired                                       141
        Other adjustments (primarily foreign exchange)          (19)
        --------------------------------------------------------------

        Balance as of June 30,                               $5,655
        --------------------------------------------------------------

The  goodwill   balance  at  June  30,  2004  and  December  31,  2003  includes approximately $119 million and $121 million, respectively, of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross cost and accumulated amortization by major intangible asset class is as follows:


-----------------------------------------------------------------------------------------------------------
                                                June 30, 2004                        December 31, 2003
                                     ----------------------------------------------------------------------
                                                                Net                                Net
                                      Gross      Accumulated    Carrying    Gross    Accumulated   Carrying
(In millions of dollars)               Cost      Amortization   Amount       Cost    Amortization  Amount
-----------------------------------------------------------------------------------------------------------

Customer and marketing related         $261         $ 86        $175      $222        $ 74         $148
Future revenue streams related to
existing private equity funds           198          100          98       199          92          107
-----------------------------------------------------------------------------------------------------------
Total amortized intangibles            $459         $186        $273      $421        $166         $255
-----------------------------------------------------------------------------------------------------------



Aggregate amortization expense for the six months ended June 30, 2004 and 2003 was $20 million and the estimated future aggregate amortization expense is as follows:

--------------------------------------------------------------------------------
For the Years
Ending December 31,                                       Estimated
(In millions of dollars)                                   Expense
--------------------------------------------------------------------------------
2004                                                         $42
2005                                                         $41
2006                                                         $38
2007                                                         $35
2008                                                         $33
--------------------------------------------------------------------------------

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

Pro Forma Information: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. If compensation cost for MMC's stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC's net income and net income per share for the three- and six-month periods ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below.

-----------------------------------------------------------------------------------------------------------
(In millions of dollars, except per share figures)   Three Months Ended June 30,  Six Months Ended June 30,
                                                           2004            2003        2004           2003
-----------------------------------------------------------------------------------------------------------

Net Income:
    As reported                                            $389            $365        $835           $808
    Adjustment for fair value method, net of tax            (35)            (41)        (84)           (88)
-----------------------------------------------------------------------------------------------------------
    Pro forma net income                                   $354            $324        $751           $720
-----------------------------------------------------------------------------------------------------------
Net Income Per Share:
    Basic:
    As reported                                           $ .75           $ .68       $1.60          $1.51
    Pro forma                                             $ .68           $ .61       $1.44          $1.35
    Diluted:
    As reported                                           $ .73           $ .66       $1.56          $1.47
    Pro forma                                             $ .66           $ .59       $1.40          $1.32
-----------------------------------------------------------------------------------------------------------



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

The majority of option grants under the stock benefit plans are made in the first quarter of each year. MMC granted 9.1 million and 15.9 million options in the six months ended June 30, 2004 and 2003, respectively. A total of 17.2 million options were granted in the year ended December 31, 2003.

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

The components of the net periodic benefit cost (income) for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans
--------------------------------------------------------------------------------
For the Three Months Ended June 30,    Pension Benefits  Postretirement Benefits
                                      ------------------------------------------
(In millions of dollars)                 2004      2003      2004      2003
--------------------------------------------------------------------------------
Service cost                            $  59     $  47      $  2      $  2
Interest cost                             105        90         6         5
Expected return on plan assets           (152)     (136)        -         -
Amortization of prior service credit       (9)       (9)        -         -
Amortization of transition asset           (1)       (1)        -         -
Recognized actuarial loss                  25         6         1         1
--------------------------------------------------------------------------------
Net Periodic Benefit Cost (Income)         27        (3)        9         8
--------------------------------------------------------------------------------
Settlement loss                             -         -         -         -
Special termination benefits                -         1         -         -
--------------------------------------------------------------------------------
Total Expense (Income)                  $  27     $  (2)      $ 9       $ 8
--------------------------------------------------------------------------------


Combined U.S. and significant non-U.S. Plans
--------------------------------------------------------------------------------
For the Six Months Ended June 30,      Pension Benefits  Postretirement Benefits
                                     -------------------------------------------
(In millions of dollars)                 2004      2003      2004      2003
--------------------------------------------------------------------------------
Service cost                             $116     $  94      $  6      $  5
Interest cost                             210       179        10        10
Expected return on plan assets           (308)     (270)        -         -
Amortization of prior service credit      (19)      (19)       (1)       (1)
Amortization of transition asset           (2)       (2)        -        -
Recognized actuarial loss                  45        13         3         2
--------------------------------------------------------------------------------
Net Periodic Benefit Cost (Income)         42        (5)       18        16
--------------------------------------------------------------------------------
Settlement loss                             1         -         -         -
Special termination benefits                1         2         -         -
--------------------------------------------------------------------------------
Total Expense (Income)                   $ 44      $ (3)      $18       $16
--------------------------------------------------------------------------------

U.S. Plans only

--------------------------------------------------------------------------------
For the Three Months Ended June 30,    Pension Benefits  Postretirement Benefits
                                      ------------------------------------------
(In millions of dollars)                 2004      2003      2004      2003
--------------------------------------------------------------------------------
Service cost                             $ 21      $ 16      $  2      $  2
Interest cost                              42        38         5         4
Expected return on plan assets            (57)      (57)        -         -
Amortization of prior service credit       (9)       (9)        -         -
Amortization of transition asset           (1)       (1)        -         -
Recognized actuarial loss                  14         4         1         1
--------------------------------------------------------------------------------

Net Periodic Benefit Cost (Income)       $ 10      $ (9)      $ 8       $ 7
--------------------------------------------------------------------------------

U.S. Plans only
--------------------------------------------------------------------------------
For the Six Months Ended June 30,      Pension Benefits  Postretirement Benefits
                                      ------------------------------------------

(In millions of dollars)                 2004      2003      2004      2003
--------------------------------------------------------------------------------
Service cost                             $ 39    $   33     $   5     $   4
Interest cost                              82        76         9         9
Expected return on plan assets           (115)     (114)        -         -
Amortization of prior service credit      (19)      (19)       (1)       (1)
Amortization of transition asset           (2)       (2)        -         -
Recognized actuarial loss                  23         9         3         2
--------------------------------------------------------------------------------

Net Periodic Benefit Cost (Income)       $  8     $ (17)     $ 16      $ 14
--------------------------------------------------------------------------------

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") became law. As MMC has not yet concluded whether the benefits provided by its plans are actuarially equivalent to Medicare Part D under the act, the measures of the Accumulated Postretirement Benefit Obligation and net periodic benefit cost do not reflect any amount associated with the subsidy. MMC expects to complete its assessment of this issue and reflect any changes in the third quarter of 2004. The issued guidance under FAS 106-2 could require MMC to change previously reported information.

Significant non-U.S. Plans only
--------------------------------------------------------------------------------

For the Three Months Ended June 30,    Pension Benefits  Postretirement Benefits
                                     -------------------------------------------
(In millions of dollars)                 2004      2003       2004     2003
--------------------------------------------------------------------------------
Service cost                            $  38     $  31    $    -    $    -
Interest cost                              63        52         1         1
Expected return on plan assets            (95)      (79)        -         -
Recognized actuarial loss                  11         2         -         -
--------------------------------------------------------------------------------
Net periodic benefit cost               $  17     $   6     $   1     $   1
--------------------------------------------------------------------------------
Settlement loss                            -          -         -         -
Special termination benefits               -          1         -         -
--------------------------------------------------------------------------------
Total Expense                           $  17     $   7     $   1     $   1
--------------------------------------------------------------------------------


Significant non-U.S. Plans only
--------------------------------------------------------------------------------
For the Six Months Ended June 30,      Pension Benefits  Postretirement Benefits
                                     -------------------------------------------
(In millions of dollars)                 2004      2003      2004      2003
--------------------------------------------------------------------------------


Service cost                            $  77     $  61      $  1      $  1
Interest cost                             128       103         1         1
Expected return on plan assets           (193)     (156)        -         -
Recognized actuarial loss                  22         4         -         -
--------------------------------------------------------------------------------
Net periodic benefit cost               $  34      $ 12      $  2      $  2
--------------------------------------------------------------------------------
Settlement loss                             1         -         -         -
Special termination benefits                1         2         -         -
--------------------------------------------------------------------------------
Total Expense                           $  36      $ 14      $  2      $  2
--------------------------------------------------------------------------------

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:


Combined U.S. and significant non-U.S. Plans
--------------------------------------------------------------------------------
                                       Pension Benefits  Postretirement Benefits
                                      ------------------------------------------
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
--------------------------------------------------------------------------------

11.   Long-term Debt
      --------------

MMC repaid $600 million of long-term debt that matured in June, 2004 by issuing commercial paper.

In June 2004, MMC renegotiated a $1.4 billion revolving credit facility that expired that month. Under the terms of the renegotiated agreement the facility was split into two tranches; $700 million which expires in June 2005 and $700 million which expires in June 2009. In addition, MMC maintains a $1.0 billion revolving credit facility established in June 2002 which expires in June 2007. These facilities support MMC's commercial paper borrowings.

In July 2004 MMC purchased Kroll, Inc. in an all-cash transaction totaling approximately $1.9 billion. The purchase was initially funded with commercial paper borrowings. To support these borrowings, MMC negotiated a new $1.5 billion, one-year revolving credit facility.

Following the acquisition, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay a portion of the commercial paper borrowings that had funded the Kroll purchase. Under the terms of the agreement of the above-mentioned credit facility, the amount of the facility was reduced by the proceeds from the issuance of the Senior Notes and Floating Rate Notes of approximately $1.15 billion. The new revolving credit facility now totals $355 million. No amounts were outstanding under any of the facilities as of June 30, 2004.

In July 2003, MMC issued $300 million of 5.875% Senior Notes due in 2033. In February 2003, MMC issued $250 million of 3.625% Senior Notes due in 2008 and $250 million of 4.85% Senior Notes due in 2013 (the "2003 Notes"). The net proceeds from the 2003 Notes were used to pay down commercial paper borrowings.

12.   Common Stock
      ------------

During the second quarter of 2004, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock, compensation and benefit programs. During the second quarter of 2004, MMC repurchased 4 million shares for total consideration of $180 million and repurchased 11 million shares for $510 million for the six months ended June 30, 2004. Share repurchases are recorded on a trade date basis.

MMC repurchases shares subject to market conditions, including from time to time pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. Approximately 1.3 million of the shares repurchased in 2004 were made under the 10b5-1 plan. Share purchases are expected to be limited for the remainder of 2004.

13.   Claims, Lawsuits and Other Contingencies
      ----------------------------------------

      Putnam Matters
      --------------

Regulatory Matters.
--------------------
On October 28, 2003, the Securities and Exchange Commission ("SEC") commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order that made findings of certain facts, which Putnam neither admitted nor denied, and concluded that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order found that since 1998 at least six Putnam investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also found that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further found that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam has agreed to a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, determination by an independent assessment consultant of the amount of restitution to be made by Putnam for losses attributable to excessive short-term trading and market timing trading activity by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. On April 8, 2004, Putnam entered into a final settlement of those charges under which Putnam is required to pay $5 million in disgorgement plus a civil monetary penalty of $50 million, with any excess amount of restitution required to be set off against the civil monetary penalty (up to an additional $5 million). These amounts are to be distributed in accordance with the process established under the November 13, 2003 and April 8, 2004 SEC orders. In the event that the independent assessment consultant determines that the amount of restitution required by the November 13, 2003 order is more than $10 million, Putnam will also be responsible for paying any such excess amount.

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

Putnam has also received document subpoenas from the Massachusetts Securities Division, the Office of the Attorney General for the State of New York, and the SEC relating to plan expense reimbursement agreements between Putnam and certain multiemployer deferred compensation plans which are Putnam clients, and also relating to Putnam's relationships with consultants retained by multiemployer deferred compensation plans. The Massachusetts Securities Division has taken testimony from a number of Putnam employees relating to the same matters.

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

Putnam has also received requests for information from the SEC's Boston office, the Massachusetts Securities Division and the Department of Labor relating to the administration of certain 401(K) plans by Putnam Fiduciary Trust Company. The first matter involved the correction of operational errors with respect to a 401(K) client's investment in certain Putnam Funds. The second matter involved the payment of certain Putnam corporate expenses for consulting services.

Putnam is fully cooperating with the regulatory authorities.

"Market-Timing"  Securities Litigation.
---------------------------------------
As of July 20, 2004, MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" activities. These actions have been filed in courts in New York, Massachusetts, California, Illinois, Connecticut, Delaware, Vermont, Kansas, and North Carolina. Most of the actions have been transferred, along with others against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. In most of the federal cases, either by agreement of the parties or order of the court, MMC and Putnam are not required to respond to the complaints until after plaintiffs have filed amended complaints in the consolidated actions.

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

Other Putnam  Litigation.
-------------------------
Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 through the receipt of purportedly excessive advisory and distribution fees paid by the mutual funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the compensation paid to defendants by the funds for one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees.

The complaints in the above-referenced Putnam matters seek monetary damages and other forms of relief. At the present time, MMC's management is unable to estimate the impact that the outcome of the foregoing proceedings may have on MMC's consolidated results of operations or financial position or cash flows.

Employment Dispute
------------------
On June 9, 2004, MMC reached a final settlement of the previously disclosed arbitration proceeding with Lawrence J. Lasser, former president and chief executive officer of Putnam. The settlement represents approximately $25 million less than the company had accrued for Mr. Lasser in prior years.

Pursuant to the agreement, Mr. Lasser received a cash payment in full settlement of all outstanding issues related to his employment, compensation, and departure from the company. This cash payment represents the release of fully vested amounts previously awarded to Mr. Lasser over the past decade ($55 million) and a portion (approximately $23 million) of amounts previously awarded but not fully vested.

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

As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which was sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters by River Thames ("ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to 40 million British Pounds by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2004, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet their obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

Although the ultimate outcome of these other matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits or proceedings should not have a material adverse effect on MMC's consolidated financial position or cash flows, but may be material to MMC's operating results in any particular period.

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

14.  Variable Interest Entities
-------------------------------
MMC through  Putnam,  manages  $3.7 billion in the form of  Collateralized  Debt
Obligations ("CDO") and Collateralized Bond Obligations ("CBO"). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam's investment totaling $7.7 million, reflected in Long-term investments in the Consolidated Balance Sheets at June 30, 2004. MMC has concluded it is not the primary beneficiary of these structures under FIN 46 "Consolidation of Variable Interest Entities."

15.   Segment Information
      -------------------
MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before corporate expenses, charges, credits or insurance recoveries related to
September 11, 2001, and charges or credits related to integration and restructuring reserves. The accounting policies of the segments are the same as those used for the consolidated financial statements.

Selected information about MMC's operating segments for the six-month periods ended June 30, 2004 and 2003 follow:

--------------------------------------------------------------------------------
                                                       Segment Operating
      (In millions of dollars)           Revenue             Income
--------------------------------------------------------------------------------
      2004
      Risk and Insurance Services         $3,811(a)         $1,092
      Investment Management                  907                69
      Consulting                           1,528               202
--------------------------------------------------------------------------------
                                          $6,246            $1,363
--------------------------------------------------------------------------------
      2003
      Risk and Insurance Services         $3,453(a)         $  963
      Investment Management                  940               228
      Consulting                           1,324               182
--------------------------------------------------------------------------------
                                          $5,717            $1,373
--------------------------------------------------------------------------------

(a) Includes interest income on fiduciary funds ($59 million in 2004 and $61 million in 2003).

A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

--------------------------------------------------------------------------------
(In millions of dollars)                          2004                  2003
--------------------------------------------------------------------------------
      Total segment operating income            $1,363                $1,373
      Corporate income/(expense)                    36                   (68)
      Reclassification of minority interest          6                    11
--------------------------------------------------------------------------------
      Operating income                           1,405                 1,316
      Interest income                                9                    13
      Interest expense                             (98)                  (89)
--------------------------------------------------------------------------------
      Total income before income taxes and
            minority interest                   $1,316                $1,240
--------------------------------------------------------------------------------

During the first quarter of 2004, MMC reached final settlement for insured losses totaling $278 million related to the World Trade Center. The replacement value of assets exceeded the book value by $105 million, which was recorded as a reduction of Corporate operating expenses.

Operating segment revenue by product for the six-month periods ended June 30, 2004 and 2003 is as follows:

--------------------------------------------------------------------------------
(In millions of dollars)                          2004                  2003
--------------------------------------------------------------------------------
Risk & Insurance Services
Risk Management and Insurance Broking           $2,849                $2,589
Reinsurance Broking and Services                   482                   437
Related Insurance Services                         480                   427
--------------------------------------------------------------------------------
     Total Risk & Insurance Services             3,811                 3,453
--------------------------------------------------------------------------------
Investment Management                              907                   940
--------------------------------------------------------------------------------
Consulting
Retirement Services                                689                   606
Management and Organizational Change               275                   198
Health Care & Group Benefits                       211                   201
Human Capital                                      197                   181
Economic                                            81                    71
--------------------------------------------------------------------------------
                                                 1,453                 1,257
Reimbursed Expenses                                 75                    67
--------------------------------------------------------------------------------
     Total Consulting                            1,528                 1,324
--------------------------------------------------------------------------------
     Total                                      $6,246                $5,717
--------------------------------------------------------------------------------

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Second Quarter and Six Months Ended June 30, 2004


General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh Inc. ("Marsh"), the world's largest risk and insurance services firm; Putnam Investments ("Putnam"), one of the largest investment management companies in the United States; and Mercer Inc. ("Mercer"), a major global provider of consulting services. Approximately 60,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in three principal business segments based on the services provided. Segment performance is evaluated based on operating income, which is after deductions for directly related expenses and minority interest but before corporate expenses, charges, credits or insurance recoveries related to
September 11, 2001, and charges or credits related to integration and restructuring reserves.

For a description of critical accounting policies, including those which involve significant management judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC's Annual Report on Form 10-K ("2003 10-K") for the year ended December 31, 2003.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" on page two of this filing. This Form 10-Q should be read in conjunction with the 2003 10-K.

The consolidated results of operations follow:
--------------------------------------------------------------------------------
                                      Second Quarter            Six Months
(In millions of dollars)            2004          2003       2004        2003
--------------------------------------------------------------------------------
Revenue:
Service Revenue                   $2,964        $2,840     $6,141      $5,681
Investment Income (Loss)              72            25        105          36
--------------------------------------------------------------------------------
Operating Revenue                  3,036         2,865      6,246       5,717
--------------------------------------------------------------------------------
Expense:
Compensation and Benefits          1,596         1,475      3,231       2,853
Other Operating Expenses             808           791      1,610       1,548
--------------------------------------------------------------------------------
Operating Expenses                 2,404         2,266      4,841       4,401
--------------------------------------------------------------------------------
Operating Income                 $   632        $  599     $1,405      $1,316
--------------------------------------------------------------------------------
Operating Income Margin             20.8%         20.9%      22.5%       23.0%
--------------------------------------------------------------------------------
Diluted Earnings per Share       $   .73        $  .66     $ 1.56      $ 1.47
--------------------------------------------------------------------------------

An analysis of MMC's operating revenue by segment, and the impact of foreign currency translation, acquisitions and dispositions is as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                 Components of Revenue Change
                                                                             --------------------------------------
                                             Three Months Ended    % Change                Acquisitions/
                                                  June 30,           GAAP    Underlying    Dispositions   Currency
  (In millions, except percentage figures)   2004         2003      Revenue  Revenue (a)      Impact       Impact
-------------------------------------------------------------------------------------------------------------------

Risk and Insurance Services
Risk Management and Insurance Broking      $1,363       $1,269        7%           3%           1%          3%
Reinsurance Broking and Services              207          194        7%           4%           -           3%
Related Insurance Services (b)                247          217       13%          13%           -           -
-------------------------------------------------------------------------------------------------------------------
   Total Risk and Insurance Services (c)    1,817        1,680        8%           5%           -           3%
-------------------------------------------------------------------------------------------------------------------
Investment Management                         446          495      (10)%        (10)%          -           -
-------------------------------------------------------------------------------------------------------------------

Consulting
Retirement Services (c)                       339          309       10%           -            5%          5%
Management and Organizational Change          141          117       21%          15%           2%          4%
Health Care and Group Benefits (c)            111          103        7%           7%           -           -
Human Capital                                 103           92       11%           4%           -           7%
Economic                                       39           34       16%          14%           -           2%
-------------------------------------------------------------------------------------------------------------------
                                              733          655       12%           5%           3%          4%
Reimbursed Expenses                            40           35
-------------------------------------------------------------------------------------------------------------------
     Total Consulting                         773          690       12%           5%           3%          4%
-------------------------------------------------------------------------------------------------------------------
     Total Revenue                         $3,036       $2,865        6%           2%           1%          3%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                 Components of Revenue Change
                                                                             --------------------------------------
                                              Six Months Ended     % Change                Acquisitions/
                                                  June 30,           GAAP    Underlying    Dispositions   Currency
(In millions, except percentage figures)     2004         2003      Revenue  Revenue (a)      Impact       Impact
-------------------------------------------------------------------------------------------------------------------


Risk and Insurance Services
Risk Management and Insurance Broking      $2,849       $2,589       10%          5%            1%          4%
Reinsurance Broking and Services              482          437       10%          7%            -           3%
Related Insurance Services (b)                480          427       12%         12%            -           -
-------------------------------------------------------------------------------------------------------------------
   Total Risk and Insurance Services (c)    3,811        3,453       10%          6%            -           4%
-------------------------------------------------------------------------------------------------------------------
Investment Management                         907          940       (3)%        (3)%           -           -
-------------------------------------------------------------------------------------------------------------------

Consulting
Retirement Services (c)                       689          606       14%          -             6%          8%
Management and Organizational Change          275          198       39%         10%           24%          5%
Health Care and Group Benefits (c)            211          201        5%          2%            -           3%
Human Capital                                 197          181        9%          2%            -           7%
Economic                                       81           71       14%         11%            -           3%
-------------------------------------------------------------------------------------------------------------------
                                            1,453        1,257       15%          3%            6%          6%
Reimbursed Expenses                            75           67
-------------------------------------------------------------------------------------------------------------------
     Total Consulting                       1,528        1,324       15%          3%            6%          6%
-------------------------------------------------------------------------------------------------------------------
     Total Revenue                         $6,246       $5,717        9%          4%            1%          4%
-------------------------------------------------------------------------------------------------------------------

(a) Underlying basis measures the change in revenue before the impact of acquisitions and dispositions using constant currency exchange rates.
(b) Includes U.S. affinity, claims management, wholesale broking, underwriting management and MMC Capital businesses.
(c) Certain reclassifications have been made to prior year amounts to conform with current presentation.

Revenue, derived mainly from commissions and fees, increased 6% from the second quarter of 2003. The increase in revenue was due to underlying revenue growth in the risk and insurance and consulting segments, partially offset by a decline in investment management, and the impact of foreign exchange and acquisitions. Revenue increased 2% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency exchange rates.

Revenue growth on an underlying basis in the risk and insurance services segment was 5% in the second quarter of 2004, reflecting growth in insurance broking, reinsurance broking and related insurance services. The performance reflects a softening insurance market, with declines in commercial insurance rates. Consulting revenue on an underlying basis grew 5%. Higher demand for management advice generated an increase in management and organizational change consulting. Acquisitions contributed 3% to the revenue growth of consulting largely reflecting the acquisition of Synhrgy HR Technologies. Revenue decreased 10% in the investment management segment due to a decline in the amount of assets under management on which fees are earned, partially offset by higher investment income. Average assets under management declined 17% in the second quarter compared with 2003.

Revenue in the first six months of 2004 increased 9% from the same period last year, 4% on an underlying basis. Underlying revenue grew 6% in the risk and insurance services segment during the first six months of the year, due to continued growth in insurance broking, reinsurance broking and related insurance services. Consulting revenue grew 3% on an underlying basis and acquisitions increased revenue by 6%. Revenue decreased 3% in the investment management segment due to lower fees resulting from the decline in assets under management, partially offset by higher investment income related to the sale of Putnam's interest in its Italian joint venture and related securities.

Operating expenses increased 6% in the second quarter of 2004, 2% on an underlying basis. The increase in expenses results from an 8% increase in compensation and benefits costs, as benefit costs increased 22%, reflecting higher pension costs. All other expenses increased 2%. Severance costs related to streamlining management and repositioning Putnam were offset by a credit to compensation expense related to the settlement with Putnam's former chief executive officer (see Note 13 of the Consolidated Financial Statements).

Operating expenses increased 10% in the first six months of 2004, 4% on an underlying basis. The increase in underlying expenses reflects higher compensation and benefits costs which includes severance and increased pension costs, higher facility expenses, and costs related to regulatory issues. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions and a credit to compensation expense related to the settlement with Putnam's former chief executive officer. Expenses in 2004 also include regulatory fines of $100 million related to Putnam's settlement agreements with the Securities and Exchange Commission ("SEC") and the Office of the Secretary of the Commonwealth of Massachusetts, and a credit of $105 million from the final settlement with insurers for claims related to the September 11, 2001 attack on the World Trade Center ("WTC"). Based on the most recent estimates, pension expense is expected to increase by approximately $90 million for the full year, half of which has been included in the six months results.

Risk and Insurance Services
--------------------------------------------------------------------------------
                                Second Quarter                 Six Months
--------------------------------------------------------------------------------
(In millions of dollars)        2004           2003         2004           2003
--------------------------------------------------------------------------------
Revenue                       $1,817         $1,680       $3,811      $   3,453
Expense                        1,362          1,277        2,719          2,490
--------------------------------------------------------------------------------
Operating Income              $  455         $  403       $1,092        $   963
--------------------------------------------------------------------------------
Operating Income Margin         25.0%          24.0%        28.7%          27.9%
--------------------------------------------------------------------------------

Revenue
-------
Revenue for the risk and insurance services segment grew 8% over the second quarter of 2003, 5% on an underlying basis. In the second quarter, underlying revenue grew 3% in risk management and insurance broking, primarily due to growth in Europe and other international geographies. Business activity in the United States was stronger for middle market than risk management. Acquisitions, including the Australia and New Zealand operations of Heath Lambert and Brady & Company, Inc. contributed 1% to revenue growth. Reinsurance broking and services grew 4% on an underlying basis primarily resulting from higher new business. Related insurance services revenue grew 13%, primarily due to increases in the claims management business and MMC Capital.

Revenue for the first six months of 2004 grew 10% over the same period of 2003, 6% on an underlying basis, reflecting a higher volume of business. Underlying revenues grew 5% in risk management and insurance broking, driven by growth in Europe and other international geographies. Reinsurance broking and services grew 7% on an underlying basis primarily resulting from new business, and related insurance services grew 12% primarily due to growth in claims management and MMC Capital.

Expense
-------
Risk and insurance services expenses increased 7% over the second quarter of 2003, 3% on an underlying basis. The increase in underlying expense is primarily due to higher benefits costs, including pension expense. For the six months, operating expenses increased 9% over 2003, 4% on an underlying basis. The increase in underlying expenses is due to higher compensation and benefits costs.

Acquisition
-----------
In July 2004, MMC acquired Kroll, Inc., the world's leading provider of risk mitigation services. The combination of Marsh and Kroll expands MMC's capabilities to assist clients in managing the total cost of risk. The total cost of the acquisition was $1.9 billion and the impact on EPS is expected to be neutral for the remainder of 2004.



Investment Management
--------------------------------------------------------------------------------
                                Second Quarter                Six Months
-------------------------------------------------------------------------------
(In millions of dollars)        2004           2003         2004           2003
--------------------------------------------------------------------------------
Revenue                         $446           $495         $907           $940
Expense                          351            370          838            712
--------------------------------------------------------------------------------
Operating Income                $ 95           $125         $ 69           $228
--------------------------------------------------------------------------------
Operating Income Margin         21.3%          25.3%         7.6%          24.3%
--------------------------------------------------------------------------------

Revenue
-------
Putnam's revenue decreased 10% in the second quarter of 2004 reflecting a decrease in fees due to a decline in assets under management. This decrease was partially offset by a $38 million investment gain from the sale of Putnam's interest in its Italian joint venture and related securities. Assets under management averaged $216 billion in the second quarter of 2004, a 17% decline from the $260 billion managed in the second quarter of 2003. Assets under management aggregated $213 billion at June 30, 2004 compared with $267 billion at June 30, 2003 and $240 billion at December 31, 2003. The change from December 31, 2003 results primarily from net redemptions of $30 billion, partially offset by an increase in equity market levels.

Putnam's revenue declined 3% in the first six months of 2004 compared to the same period in 2003. The decrease is primarily driven by lower fees due to a decline in assets under management, partially offset by higher investment gains.

At the end of the second quarter, assets held in equity securities represented 70% of assets under management, compared with 74% at June 30, 2003, while investments in fixed income products represented 30%, compared with 26% at June 30, 2003.

Quarter-end and average assets under management are presented below:

--------------------------------------------------------------------------------
(In billions of dollars)                                         2004      2003
--------------------------------------------------------------------------------
Mutual Funds:
Growth Equity                                                   $  41      $ 48
Value Equity                                                       41        42
Blend Equity                                                       28        35
Fixed Income                                                       38        46
--------------------------------------------------------------------------------
                                                                  148       171
--------------------------------------------------------------------------------
Institutional:
Equity                                                             39        72
Fixed Income                                                       26        24
--------------------------------------------------------------------------------
                                                                   65        96
--------------------------------------------------------------------------------
Quarter-end Assets                                               $213      $267
--------------------------------------------------------------------------------
Assets from Non-US Investors                                     $ 36      $ 37
--------------------------------------------------------------------------------
Average Assets                                                   $216      $260
--------------------------------------------------------------------------------

Components of quarter-to-date change in ending assets under management
--------------------------------------------------------------------------------
New Sales/(Redemptions)including Dividends Reinvested          $(12.2)    $(3.0)
--------------------------------------------------------------------------------
Impact of Market/Performance                                    ( 1.4)     29.1
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

Expense
-------
Putnam's expenses decreased 5% in the second quarter of 2004 from the same period of 2003. The decrease was primarily due to a decline in amortization expense for prepaid dealer commissions along with lower compensation costs. Other notable items impacting the quarter were: a credit of $25 million associated with the settlement with Putnam's former chief executive officer (see Employment Dispute, Note 13 of the Consolidated Financial Statements); offset by $27 million of incremental severance costs, and $34 million of costs related to regulatory issues and repositioning Putnam, including legal, audit and communications expenses.

Expenses for the six months ended June 30, 2004 increased 18% from the same period in 2003. Expenses in 2004 include a $100 million charge for Putnam's regulatory settlements with the SEC and the Secretary of the Commonwealth of the State of Massachusetts. Other significant items recorded in 2004 were severance of $52 million and incremental costs related to regulatory issues and
repositioning   Putnam,   including  legal  and  audit  costs  of  $28  million,
communications costs of $16 million and $5 million of other costs. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions and a $25 million credit to compensation expense associated with the settlement with Putnam's former chief executive officer.

Acquisition
-----------
In July 2004, Putnam acquired an additional 30% of Pan Agora Asset Management, bringing its total interest to an 80% voting majority. Pan Agora offers enhanced index and structured products. This transaction will increase Putnam's assets under management by approximately $8 billion.



Consulting
--------------------------------------------------------------------------------
                                 Second Quarter                 Six Months
--------------------------------------------------------------------------------
(In millions of dollars)        2004           2003           2004        2003
--------------------------------------------------------------------------------
Revenue                         $773          $ 690         $1,528      $1,324
Expense                          660            591          1,326       1,142
--------------------------------------------------------------------------------
Operating Income                $113          $  99         $  202      $  182
--------------------------------------------------------------------------------
Operating Income Margin         14.6%          14.3%          13.2%       13.7%
--------------------------------------------------------------------------------

Revenue
-------
Consulting revenue in the second quarter of 2004 increased 12% over the same period in 2003 with strong growth in human resource practices in Europe and Asia and in management and economic consulting. Underlying revenue increased 5% due to the higher demand for consulting services resulting from improving economic conditions, with acquisitions adding another 3%. On an underlying basis, management and organization change grew 15%, economic consulting grew 14%, health care and group benefits grew 7%. Underlying revenue in retirement services was flat.

Consulting revenue for the first six months of 2004 increased 15% over the same period in 2003. Acquisitions, which accounted for 6% of the revenue growth in 2004, include Oliver, Wyman & Company which closed on April 1, 2003 and Synhrgy HR Technologies which closed in January, 2004. On an underlying basis, revenue increased 3%. Underlying revenue grew 11% in economic consulting, 10% in management and organizational change, and 2% in both the health care & group benefits and human capital practices. Underlying revenue in retirement services was flat.

Expense
-------
Consulting expenses increased 12% in the second quarter of 2004 compared to 2003 primarily due to the impact of foreign exchange and acquisitions. On an underlying basis, expenses increased 4% due to increased benefits costs, primarily pension costs. For the six months, expenses increased 16% over 2003, 3% on an underlying basis.

Corporate Expenses
Corporate expenses grew 2% in the second quarter of 2004 compared to the same period last year. Corporate expenses for the six months ended June 30, 2004 include the impact of the final settlement for insured losses related to the WTC. The replacement value of the assets exceeded their book value by $105 million which was recorded in the first quarter as a reduction of other operating expenses.

Interest
Interest income earned on corporate funds amounted to $4 million in the second quarter of 2004, a decrease of $3 million from the second quarter of 2003. Interest expense of $48 million in 2004 increased from $46 million in the second quarter of 2003 due to an increase in the average outstanding debt. Interest income on corporate funds amounted to $9 million in the first six months of 2004, a $4 million decrease from the same period in 2003. Interest expense of $98 million increased from $89 million in the same period of 2003 due to an increase in the average outstanding debt and the average interest rates on outstanding debt in 2004. The increase in average interest rates results from the conversion of $800 million of the company's debt from floating to fixed rates in 2003.

Income Taxes
MMC's consolidated effective tax rate was 33% of income before income taxes and minority interest in the second quarter of 2004 compared with 34% in the second quarter of 2003. The effective tax rate of 36.1% for the six months of 2004 includes the impact of Putnam's non-deductible settlement payments of $100 million and a 40% tax rate on the WTC settlement gain of $105 million. The effective tax rate applicable to ongoing operating income was 33%, which is expected to increase by approximately one half of one percent after the acquisition of Kroll.

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

Operating Cash Flows
--------------------
MMC generated $769 million of cash from operations for the period ended June 30, 2004 compared with $1.1 billion for the same period in 2003. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments or receipts of accrued liabilities assets or receipts of assets. The decrease in cash generated from operations compared with the prior year results primarily from higher tax payments in 2004, a higher amount of investment gains, which are included in investing cash flows, as well as normal fluctuations in the timing of payments and receipts of various working capital items. The increase in 2004 of cash outflows related to deferred compensation plans was largely offset by cash generated from the liquidation of assets related to these plans included in the change in other assets in the consolidated statements of cash flows.

Financing Cash Flows
--------------------
Net cash used for financing activities was $765 million for this period compared to a use of $722 million in the same period last year. Cash used for financing activities includes an increase in commercial paper borrowing offset by the repayment in June 2004 of $600 million of maturing long term debt.

MMC periodically repurchases shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During the second quarter of 2004, MMC repurchased 4 million shares of its common stock at a cost of $180 million and repurchased 11 million shares for $510 million for the six months ended June 30, 2004. Share repurchases are recorded on a trade date basis, but are reflected on a settlement date basis in the Consolidated Statements of Cash Flows. Proceeds from common stock issued pursuant to stock compensation and benefit plans was $223 million in 2004, compared with $253 million in 2003. Currently, management expects to use a significant portion of cash flows over the next six months to pay down borrowings related to the Kroll acquisition. Share repurchases are expected to be limited through the end of the year.

MMC paid dividends in the amount of approximately $162 million ($0.31 per share) in the second quarter of 2004. Year to date, MMC has paid dividends of approximately $325 million ($.62 per share) and raised its quarterly dividend 10%, to $0.34 per share, effective in the third quarter.

In June 2004, MMC renegotiated a $1.4 billion revolving credit facility that was due to expire in that month. Under the terms of the renegotiated agreement, the facility was split into two tranches, $700 million which expires in June 2005 and $700 million which expires in June 2009. In addition, MMC maintains a $1.0 billion revolving credit facility established in June 2002 which expires in June 2007. The facilities support MMC's commercial paper borrowings. No amounts were outstanding under the facilities during the six months ended June 30, 2004.

In July 2004 MMC purchased Kroll, Inc. in an all-cash transaction totaling approximately $1.9 billion. The purchase was initially funded with commercial paper borrowings. To support these borrowings, MMC negotiated a new $1.5 billion, one-year revolving credit facility. Following the acquisition, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay the commercial paper borrowings. Under the terms of the above-mentioned credit facility, the amount of the facility was reduced by the proceeds from the notes issued. That facility now totals $355 million. The financing activities used to fund the purchase of Kroll did not affect cash flows for the six months ended June 30, 2004.

In July 2003, MMC issued $300 million of 5.875% Senior Notes due in 2033. In February 2003, MMC issued $250 million of 3.625% Senior Notes due in 2008 and $250 million of 4.85% Senior Notes due in 2013 (the "2003 Notes"). The net proceeds from the 2003 Notes were used to pay down commercial paper borrowings.

Investing Cash Flows
--------------------
Cash used for investing activities amounted to $262 million in the first six months of 2004 and $290 million for the same period in the prior year. The primary use of cash in the first six months was for the acquisition of Synhrgy HR Technologies and the Australia and New Zealand operations of Heath Lambert, and payments of approximately $57 million for acquisitions completed in prior years. Remaining cash payments of approximately $67 million related to acquisitions completed in 2004 and 2003 are recorded in Other liabilities in the Consolidated Balance Sheets at June 30, 2004.

MMC's additions to fixed assets and capitalized software, which amounted to $168 million in the first six months of 2004 and $240 million in the first six months last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

The sale of Putnam's interest in its Italian joint venture and related securities along with sales of securities by MMC Capital, generated $113 million during the first six months of 2004. Securities sales during the same period last year generated $59 million. These sales are included in Other, net in the Consolidated Statements of Cash Flows.

MMC has committed to potential future investments of approximately $696 million in connection with various MMC Capital funds and other MMC investments. Commitments of approximately $280 million relate to Trident III, a newly formed private equity fund managed by MMC Capital. Approximately $29 million was invested in the first six months of 2004. MMC expects to fund future commitments, in part, with sales proceeds from existing investments.

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

Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds managed by MMC Capital, including Trident II. Publicly traded investments of $401 million are classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Non-publicly traded investments of $78 million and $330 million are accounted for under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other
On June 9, 2004, MMC reached a final settlement of the previously disclosed arbitration proceeding with Lawrence J. Lasser, former president and chief executive officer of Putnam. The settlement represents approximately $25 million less than the company had accrued for compensation expense for Mr. Lasser in prior years. In addition, as further discussed in Note 13 to the Consolidated Financial Statements, administrative proceedings and a number of lawsuits have commenced against Putnam and MMC.

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

                           PART II. OTHER INFORMATION
                           --------------------------

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                                  June 30, 2004



Item 1.       Legal Proceedings.

     Putnam Matters
     --------------

     Regulatory  Matters.
     --------------------

     On October 28, 2003, the SEC commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order that made findings of certain facts, which Putnam neither admitted nor denied, and concluded that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order found that since 1998 at least six Putnam investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also found that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further found that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam has agreed to a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, determination by an independent assessment consultant of the amount of restitution to be made by Putnam for losses attributable to excessive short-term trading and market timing trading activity by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. On April 8, 2004, Putnam entered into a final settlement of those charges under which Putnam is required to pay $5 million in disgorgement plus a civil monetary penalty of $50 million, with any excess amount of restitution required to be set off against the civil monetary penalty (up to an additional $5 million). These amounts are to be distributed in accordance with the process established under the November 13, 2003 and April 8, 2004 SEC orders. In the event that the independent assessment consultant determines that the amount of restitution required by the November 13, 2003 order is more than $10 million, Putnam will also be responsible for paying any such excess amount.

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

     Putnam has also received document subpoenas from the Massachusetts Securities Division, the Office of the Attorney General for the State of New York, and the SEC relating to plan expense reimbursement agreements between Putnam and certain multiemployer deferred compensation plans which are Putnam clients, and also relating to Putnam's relationships with consultants retained by multiemployer deferred compensation plans. The Massachusetts Securities Division has taken testimony from a number of Putnam employees relating to the same matters.

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

     Putnam has also received requests for information from the SEC's Boston Office,the Massachusetts Securities Division and the Department of Labor relating to the administration of certain 401(k) plans by Putnam Fiduciary Trust Company. The first matter involved the correction of operational errors with respect to a 401(k) client's investment in certain Putnam Funds. The second matter involved the payment of certain Putnam corporate expenses for consulting services.

     Putnam is fully cooperating with the regulatory authorities.

         "Market-Timing"  Securities  Litigation.
         ----------------------------------------

     As of July 20, 2004, MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" activities. These actions have been filed in courts in New York, Massachusetts, California, Illinois, Connecticut, Delaware, Vermont, Kansas, and North Carolina. Most of the actions have been transferred, along with others against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. In the federal cases, MMC and Putnam are not required to respond to the complaints until after plaintiffs have filed amended complaints in the consolidated actions.

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

     Other  Putnam  Litigation.
     --------------------------
Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 through the receipt of purportedly excessive advisory and distribution fees paid by the mutual funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the compensation paid to defendants by the funds for one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees.

     The complaints in the above-referenced Putnam matters seek monetary damages and other forms of relief. At the present time, MMC's management is unable to estimate the impact that the outcome of the foregoing proceedings may have on MMC's consolidated results of operations or financial position or cash flows.

         Employment Dispute
         ------------------

     On June 9, 2004, MMC reached a final settlement of the previously disclosed arbitration proceeding with Lawrence J. Lasser, former president and chief executive officer of Putnam. The settlement represents approximately $25 million less than the company had accrued for compensation expense for Mr. Lasser in prior years.

     Pursuant to the agreement, Mr. Lasser received a cash payment in full settlement of all outstanding issues related to his employment, compensation, and departure from the company. This cash payment represents the release of fully vested amounts previously awarded to Mr. Lasser over the past decade ($55 million) and a portion (approximately $23 million) of amounts previously awarded but not fully vested.

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

     Although the ultimate outcome of these other matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on MMC and its subsidiaries, on the basis of present information, it is the opinion of MMC's management that the disposition or ultimate determination of these claims, lawsuits or proceedings should not have a material adverse effect on MMC's consolidated financial position or cash flows, but may be material to MMC's operating results in any particular period.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (e) The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the second quarter of 2004. Share repurchases are recorded on a trade date basis.

                     Issuer Repurchases of Equity Securities

-------------------------------------------------------------------------------------------------------
                        (a)                   (b)                    (c)                     (d)
                                                              Total Number of         Maximum Number of
                  Total Number of      Average Price Paid   Shares Purchased as     Shares that May Yet
                  Shares Purchased         per Share          Part of Publicly       Be Purchased Under
                                                            Announced Plans or         the Plans or
Period                                                         Programs (1)               Programs
-------------------------------------------------------------------------------------------------------

April  1, 2004 -        901,800       $       45.35               901,800              53,473,236
April 30, 2004
-------------------------------------------------------------------------------------------------------
May 1, 2004 -         2,208,400       $       43.86             2,208,400              51,264,836
May 31, 2004
-------------------------------------------------------------------------------------------------------
June 1, 2004 -          955,200       $       43.80               955,200              50,309,636
June 30, 2004
-------------------------------------------------------------------------------------------------------
Total                 4,065,400       $       44.18             4,065,400              50,309,636
-------------------------------------------------------------------------------------------------------

     (1) As set forth in its public filings, MMC has engaged in an ongoing share repurchase program. On March 18, 1999, MMC's board of directors authorized the repurchase of up to 40 million shares of MMC's common stock and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations and MMC intends to repurchase its shares under each of these authorizations in the future. MMC periodically purchases shares of its common stock, in the open market or otherwise, subject to market conditions, for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs.

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits

               4.1 Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as Trustee.

               4.2 First Supplemental Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as Trustee.

               10.1 Renewal of Consulting Agreement between A.J.C. Smith and MMC dated as of June 21, 2004.

               12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges.

               31. Rule 13a-14(a)/15d-14(a) Certifications.

               32. Section 1350 Certifications.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed by MMC in the fiscal quarter ended June 30, 2004:

          o Current Report on Form 8-K dated April 8, 2004, reporting the issuance of a press release by MMC's Putnam Investments subsidiary confirming it had reached settlement agreements with the Securities and Exchange Commission and the Office of the Secretary of the Commonwealth of Massachusetts.

          o Current Report on Form 8-K dated April 21, 2004, reporting MMC's issuance of a press release announcing its unaudited first quarter financial results.

          o Two Current Reports on Form 8-K dated May 18, 2004, reporting the issuance of a press release announcing MMC's acquisition of Kroll Inc. and filing related agreements, a presentation to certain investors and the transcript of a teleconference and audio webcast discussing the announcement.

          o Current Report on Form 8-K dated June 9, 2004, reporting the final settlement of an arbitration proceeding with the former president and chief executive officer of MMC's Putnam Investments subsidiary.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 3rd day of August, 2004 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.


                                                MARSH & McLENNAN COMPANIES, INC.


                                                /s/ Sandra S. Wijnberg
                                                ---------------------------
                                                Senior Vice President and
                                                Chief Financial Officer