Form 10-Q
period 2004-09-30
MARSH & MCLENNAN COMPANIES INC
filed 2004-11-09
CIK 62709

================================================================================

- -

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For the quarter ended September 30, 2004



                        Marsh & McLennan Companies, Inc.
                           1166 Avenue of the Americas
                            New York, New York 10036
                                 (212) 345-5000


                          Commission file number 1-5998
                        State of Incorporation: Delaware
                  I.R.S. Employer Identification No. 36-2668272



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . NO___

     As of October 31, 2004, there were outstanding 526,926,858 shares of common stock, par value $1.00 per share, of the registrant.

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh  &  McLennan  Companies,  Inc.  and its  subsidiaries  ("MMC")  and  their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning revenues, expenses, earnings, cash flow, elimination of market services agreements ("MSA"), capital structure, existing credit facilities, access to commercial paper markets, pension funding, the adverse consequences arising from market-timing issues at Putnam, including fines and restitution, the matters raised in the complaint filed by the New York Attorney General's Office stating a claim for, among other things, fraud and violations of New York State antitrust and securities laws, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies, and matters relating to MMC's operations and income taxes. Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, and long-term trends, as well as management's expectations concerning future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by any forward-looking statements contained herein include, in the case of MMC's risk and insurance services business, changes in competitive conditions, the impact of litigation and other matters concerning the claims brought by the New York Attorney General's Office and state insurance regulators, loss of clients, inability to collect previously accrued MSA revenue, movements in premium rate levels, the conditions for the transfer of commercial risk and other changes in the global property and casualty insurance markets, natural catastrophes, mergers between client organizations, and insurance or reinsurance company insolvencies. Factors to be considered in the case of MMC's investment management business include changes in worldwide and national equity and fixed income markets, actual and relative investment performance, the level of sales and redemptions, and the ability to maintain investment management and administrative fees at historic levels; and with respect to all of MMC's activities, the ability to amend or replace MMC's existing credit facilities to provide long term support for commercial paper borrowings following the claims brought by the New York Attorney General, the continued strength of MMC's relationships with its employees and clients, the ability to successfully integrate acquired businesses and realize expected synergies, changes in general worldwide and national economic conditions, the impact of terrorist attacks, changes in the value of investments made in individual companies and investment funds, fluctuations in foreign currencies, actions of competitors or regulators, changes in interest rates or in the ability to access financial markets, developments relating to claims, lawsuits and contingencies, prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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




                          PART I, FINANCIAL INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


- -------------------------------------------------------------------------------------------
                                             Three Months Ended       Nine Months Ended
                                               September 30,             September 30,
- -------------------------------------------------------------------------------------------

(In millions, except per share figures)       2004          2003           2004         2003
- -------------------------------------------------------------------------------------------
Revenue:
      Service revenue                       $2,931        $2,809         $9,072      $8,490
      Investment income (loss)                  38            28            143          64
- --------------------------------------------------------------------------------------------
          Operating revenue                  2,969         2,837          9,215       8,554
- --------------------------------------------------------------------------------------------
Expense:
      Compensation and benefits              1,716         1,486          4,947       4,339
      Other operating expenses               1,125           758          2,735       2,306
- --------------------------------------------------------------------------------------------
          Operating expenses                 2,841         2,244          7,682       6,645
- --------------------------------------------------------------------------------------------

Operating income                               128           593          1,533       1,909

Interest income                                  6             6             15          19

Interest expense                               (55)          (48)          (153)       (137)

- --------------------------------------------------------------------------------------------

Income before income taxes
and minority interest                           79           551          1,395       1,791

Income taxes                                    52           188            527         609

Minority interest, net of tax                    6             6             12          17

- --------------------------------------------------------------------------------------------

Net income                                   $  21        $  357        $   856      $1,165

- --------------------------------------------------------------------------------------------

Basic net income per share                   $ .04        $  .67        $  1.64       $2.18

- --------------------------------------------------------------------------------------------

Diluted net income per share                 $ .04        $  .65        $ 1.60       $2.12

- --------------------------------------------------------------------------------------------

Average number of shares outstanding-Basic     521           531            522         534

- --------------------------------------------------------------------------------------------

Average number of shares outstanding-Diluted   533           550            536         550

- --------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------
                                                 (Unaudited)
                                                September 30,     December 31,
(In millions of dollars)                              2004              2003
- -------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                        $     577         $     665
- -------------------------------------------------------------------------------

Receivables
  Commissions and fees                               2,608             2,388
  Advanced premiums and claims                          79                89
  Other                                                427               342
- -------------------------------------------------------------------------------
                                                     3,114             2,819
  Less-allowance for doubtful
accounts and cancellations                            (135)             (116)
- -------------------------------------------------------------------------------
  Net receivables                                    2,979             2,703
- -------------------------------------------------------------------------------
Prepaid dealer commissions - current portion            98               150
Other current assets                                   360               330

   Total current assets                              4,014             3,848

Goodwill and intangible assets                       7,816             5,797

Fixed assets, net                                    1,385             1,389
(net of accumulated depreciation and
 amortization of $1,647 at September 30, 2004
 and $1,448 at December 31, 2003)

Long-term investments                                  566               648
Prepaid dealer commissions                              30               114
Prepaid pension                                      1,294             1,199
Other assets                                         1,970             2,058
- -------------------------------------------------------------------------------
                                                   $17,075           $15,053
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
- -------------------------------------------------------------------------------
                                                    September 30,  December 31,
(In millions of dollars)                                    2004         2003
- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt                                        $   1,396    $     447
Accounts payable and accrued liabilities                   1,867        1,511
Accrued compensation and employee benefits                 1,135        1,263
Accrued income taxes                                         391          272
Dividends payable                                            180          166
- --------------------------------------------------------------------------------
  Total current liabilities                                4,969        3,659
- --------------------------------------------------------------------------------

Fiduciary liabilities                                      4,068        4,228
Less - cash and investments held in
       a fiduciary capacity                               (4,068)      (4,228)
- --------------------------------------------------------------------------------
                                                               -       -
Long-term debt                                             3,458        2,910
- --------------------------------------------------------------------------------
Other liabilities                                          2,990        3,033
- --------------------------------------------------------------------------------
Commitments and contingencies
- --------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, $1 par value, authorized
  6,000,000 shares, none issued                                -            -
Common stock, $1 par value, authorized
  1,600,000,000 shares, issued 560,641,640
  shares at September 30, 2004 and December 31, 2003         561          561
Additional paid-in capital                                 1,244        1,301
Retained earnings                                          5,724        5,386
Accumulated other comprehensive loss                        (336)        (279)
- --------------------------------------------------------------------------------
                                                           7,193        6,969
Less - treasury shares, at cost,
34,541,597 shares at September 30, 2004 and
33,905,497 shares at December 31, 2003                    (1,535)      (1,518)
- --------------------------------------------------------------------------------

Total stockholders' equity                                 5,658        5,451
- --------------------------------------------------------------------------------
                                                         $17,075      $15,053
- --------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

- --------------------------------------------------------------------------------
For the Nine Months Ended September 30,                     2004       2003
- --------------------------------------------------------------------------------
(In millions of dollars)
- --------------------------------------------------------------------------------
Operating cash flows:
Net income                                                $  856     $1,165
   Adjustments to reconcile net income
   to cash generated from (used for) operations:
       Depreciation and amortization of fixed assets,
       capitalized software and other intangible assets      334        292
       Provision for deferred income taxes                    96         34
       (Gains) losses on investments                        (143)       (64)
Changes in assets and liabilities:
   Net receivables                                          (277)      (151)
   Prepaid dealer commissions                                136        181
   Other current assets                                       60         32
   Other assets                                              131       (122)
   Accounts payable and accrued liabilities                  421         53
   Accrued compensation and employee benefits               (128)      (150)
   Accrued income taxes                                       76        312
   Other liabilities                                        (125)        (6)
   Effect of exchange rate changes                            (7)        49
- --------------------------------------------------------------------------------
   Net cash generated from operations                      1,430      1,625
- --------------------------------------------------------------------------------

Financing cash flows:
Net increase/(decrease) in commercial paper                  882     (1,057)
Proceeds from issuance of debt                             1,213        798
Other repayments of debt                                    (613)       (49)
Purchase of treasury shares                                 (522)      (886)
Issuance of common stock                                     436        481
Dividends paid                                              (502)      (466)
- --------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities      894     (1,179)
- --------------------------------------------------------------------------------
Investing cash flows:
Capital expenditures                                        (281)      (335)
Proceeds from sales related to fixed assets                    9         12
Acquisitions                                              (2,249)       (99)
Other, net                                                   106         89
- --------------------------------------------------------------------------------
   Net cash used for investing activities                 (2,415)      (333)
- --------------------------------------------------------------------------------

Effect of exchange rate changes on cash
   and cash equivalents                                        3         32
- --------------------------------------------------------------------------------
(Decrease)/Increase in cash & cash equivalents               (88)       145
Cash & cash equivalents at beginning of period               665        546
- --------------------------------------------------------------------------------
Cash & cash equivalents at end of period                  $  577     $  691
- --------------------------------------------------------------------------------

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

     The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC's holdings in certain private equity funds. MMC's investments may include seed shares for funds, direct investments in insurance, consulting or investment management companies and investments in private equity funds.

     3. Fiduciary Assets and Liabilities
        --------------------------------

     In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in services revenue, amounted to $94 million and $91 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

     Net uncollected premiums and claims and the related payables amounted to $10.4 billion at September 30, 2004 and $11.5 billion at December 31, 2003, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

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

     The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and nine-month periods ended September 30,2004 and 2003.

     ---------------------------------------------------------------------------
                                         Three Months Ended    Nine Months Ended
    (In millions, except per share data)  September 30,          September 30,
                                           2004     2003        2004        2003
    ----------------------------------------------------------------------------
     Net income                            $ 21    $ 357        $856     $1,165
     Increase for  dividend  equivalent
     expense  related to common stock
     equivalents net of potential
     minority  interest associated with
     the Putnam Class B Common Shares         -        -           2          -
     ---------------------------------------------------------------------------
     Net income for diluted earnings
     per share                             $ 21     $357        $858      $1,165
     ---------------------------------------------------------------------------
     Basic weighted average common
     shares  outstanding                    521      531         522         534
     Dilutive  effect of potentially
     issuable common shares                  12       19          14          16
     ---------------------------------------------------------------------------
     Diluted weighted average common
     shares outstanding                     533      550         536         550
     ---------------------------------------------------------------------------
     Average stock price used to calculate
     common stock equivalents            $44.62   $50.30      $45.60      $47.39
     ---------------------------------------------------------------------------

     5. Supplemental Disclosure to the Consolidated Statements of Cash Flows
        --------------------------------------------------------------------

     The following schedule provides additional information concerning interest and income taxes paid for the nine-month periods ended September 30, 2004 and 2003.

- -------------------------------------------------------------------------
     In millions of dollars)              2004           2003
- -------------------------------------------------------------------------

     Interest paid                       $158             $123
     Income taxes paid                   $293             $233


     6. Comprehensive Income
        --------------------

     The components of comprehensive income for the nine-month periods ended September 30, 2004 and 2003 are as follows:

- --------------------------------------------------------------------------------
     (In millions of dollars)                                 2004          2003
- --------------------------------------------------------------------------------
     Foreign currency translation adjustments              $    12        $  159
     Unrealized investment holding (losses) / gains,
             net of income taxes                                (5)           55
     Less:  Reclassification adjustment for realized gains
             included in net income, net of income taxes       (63)         (12)
     Deferred loss on cash flow hedges,
             net of income taxes                                (1)          (2)
- --------------------------------------------------------------------------------
     Other comprehensive (loss)/income                         (57)          200
     Net income                                                856         1,165
- --------------------------------------------------------------------------------
     Comprehensive income                                   $  799        $1,365
- --------------------------------------------------------------------------------

     7. Acquisitions
        ------------

     In July 2004, MMC acquired Kroll Inc. ("Kroll"), the world's leading risk mitigation services firm in an all-cash $1.9 billion transaction in which Kroll shareholders received $37 for each outstanding share of Kroll common stock owned. The acquisition of Kroll broadens and deepens the capabilities of MMC's risk consulting and advisory businesses by adding services which clients need to reduce the impact of an adverse event. It expands MMC's capacity in several important sectors that complement existing businesses, such as corporate restructuring, business intelligence and investigations, security services, employee screening, and electronic evidence and litigation support. The estimated fair values of assets and liabilities are recorded in the financial statements as follows: net tangible assets of $148 million, identified intangible assets of $268 million; and goodwill of $1.5 billion. Estimated fair values of assets acquired and liabilities
     assumed  are  subject  to  adjustment  when  the  purchase   accounting  is
     finalized.

     In January 2004, MMC acquired Synhrgy HR Technologies, a leading provider of human resource technology and outsourcing services to Fortune 1000 companies, for a total cost of $115 million. Substantially all former employees of Synhrgy are now employees of MMC. Approximately $7 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as compensation expense over three years. In addition, MMC acquired Prentis Donegan for $57 million in cash in July of 2004, the Australia and New Zealand operations of Heath Lambert for $53 million in cash in March of 2004, and an additional 30% of the voting stock of PanAgora Asset Management (bringing its total to an 80% voting majority) for $3 million in cash in July of 2004.

     The allocation of purchase consideration resulted in acquired goodwill of $1.7 billion in 2004. The acquisition of PanAgora added $8.2 billion to assets under management.

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

     8. Goodwill and Other Intangibles
        ------------------------------

     Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004, are as follows:

             ------------------------------------------------------
             (In millions of dollars)                          2004
             ------------------------------------------------------
             Balance as of January 1,                        $5,533
             Goodwill acquired                                1,706
             -----------------------------------------------------
             Balance as of September 30,                     $7,239
             ------------------------------------------------------

     Subsequent  to the  filing of a Civil  Complaint  by the New York  Attorney
     General (described in Note 13), MMC announced the suspension of market services agreements effective October 1, 2004. On October 26, 2004, MMC announced a number of reforms to its business model, including transparency to our clients of all fees and remuneration earned by Marsh and the permanent elimination of all market services agreements effective October 1, 2004. In addition, potential adverse client reaction to the allegations contained in the complaint may impact future levels of new business and renewals, particularly in the risk and insurance services segment. As a result of these changes in business conditions, MMC will conduct an interim goodwill impairment test during the fourth quarter of 2004.

     Due to the timing of these events, and the need to fully assess the impact of the new business model on expected cash flows, completion of an interim goodwill impairment test was not practical prior to issuance of these financial statements. A preliminary analysis, based primarily on MMC's market capitalization movements since the last annual impairment test at June 30, 2004 does not indicate a goodwill impairment in any of MMC's reporting units. Goodwill allocable to each of MMC's reporting segments is as follows: Risk and Insurance Services $6,029 million; Investment Management $122 million; and Consulting $1,088 million.

     The goodwill balance at September 30, 2004 and December 31, 2003 includes approximately $119 million and $121 million, respectively, of equity method goodwill.

     Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross cost and accumulated amortization by major intangible asset class is as follows:


- ----------------------------------------------------------------------------------------------------------------------
                                                   September 30, 2004                         December 31, 2003
                                          ----------------------------------------------------------------------------
                                                                     Net                                      Net
                                          Gross      Accumulated    Carrying        Gross Cost Accumulated    Carrying
(In millions of dollars)                  Cost       Amortization   Amount                     Amortization   Amount
- ----------------------------------------------------------------------------------------------------------------------

Customer and marketing related              $579         $105           $474          $222          $  74         $148
Future revenue streams related to
existing private equity funds                199          104             95           199             92          107
- ----------------------------------------------------------------------------------------------------------------------
Total amortized intangibles                 $778         $209           $569          $421           $166         $255
- ----------------------------------------------------------------------------------------------------------------------

     Aggregate amortization expense for the nine months ended September 30, 2004 and 2003 was $43 million and $30 million, respectively, and the estimated future aggregate amortization expense is as follows:

- -------------------------------------- ------- --------------------------------
For the Years
Ending December 31,                                       Estimated
(In millions of dollars)                                   Expense
- -------------------------------------- ------- --------------------------------
2004                                                          $68
2005                                                         $105
2006                                                          $85
2007                                                          $76
2008                                                          $72
- -------------------------------------- ------- --------------------------------

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

     Pro Forma Information: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. If compensation cost for MMC's stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC's net income and net income per share for the three- and nine-month periods ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below.

- --------------------------------------------------------------------------------
(In millions of dollars,                  Three Months Ended   Nine Months Ended
 except per share figures)                   September 30           September 30
                                          2004      2003         2004       2003
- --------------------------------------------------------------------------------
Net Income (loss):
    As reported                          $  21      $357        $856      $1,165
    Adjustment for fair value method,
          net of tax                       (33)      (40)       (117)      (128)
- --------------------------------------------------------------------------------
    Pro forma net income (loss)          $ (12)     $317        $739      $1,037
- --------------------------------------------------------------------------------
Net Income (loss) Per Share:
    Basic:
    As reported                          $ .04      $ .67      $1.64       $2.18
    Pro forma                            $(.02)     $ .60      $1.42       $1.94
    Diluted:
    As reported                          $ .04      $ .65      $1.60       $2.12
    Pro forma                            $(.02)     $ .58      $1.39       $1.90
- --------------------------------------------------------------------------------

     The pro forma information reflected above includes stock options issued under MMC Incentive and Stock Award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC stock purchase plans. Effective October 1, 2004, certain features in the MMC stock purchase plan were changed. Under these new features, the plan will purchase shares four times during the plan year (instead of one annual purchase on the last business day of the plan year as was done previously). Also, shares of MMC common stock will be purchased at a price that is 85% of the average market price of the stock on each quarterly purchase date. Previously, shares were purchased at a price based on 85% of the lower of the market price at the beginning or end of the plan year. The stock purchase plans represent approximately 20% of the adjustment from applying the fair value method in 2004 and 2003.

     The majority of option grants under the stock benefit plans are made in the first quarter of each year. MMC granted 9.1 million and 15.9 million options in the nine months ended September 30, 2004 and 2003, respectively. A total of 17.2 million options were granted in the year ended December 31, 2003.

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

     The target asset allocation for the U.S. plans is 70% equities and 30% fixed income, and for the U.K. plans the target is 58% equities and 42% fixed income. As of September 30, 2004, the actual allocation of assets for the U.S. plan was 71% equities, 28% fixed income, and 1% cash. The allocation of plan assets for the U.K. plan was 57% equities, 42% fixed income and 1% cash.

     Neither the U.S. nor the U.K. plan held any MMC securities.

     The components of the net periodic benefit cost (income) for defined benefit and other postretirement plans are as follows:

    Combined U.S. and significant non-U.S. Plans

    ------------------------------------------------------------------------------------------------
    For the Three Months Ended September 30,        Pension Benefits         Postretirement Benefits
                                               ---------------------------   -----------------------
    (In millions of dollars)                      2004           2003           2004            2003
    ------------------------------------------------------------------------------------------------

    Service cost                                  $ 58         $   47           $  3            $  2
    Interest cost                                  105             90              4               5
    Expected return on plan assets                (154)          (135)             -               -
    Amortization of prior service credit            (9)            (9)            (1)              -
    Amortization of transition asset                (1)            (1)             -               -
    Recognized actuarial loss                       22              6              -               1
    ------------------------------------------------------------------------------------------------

    Net Periodic Benefit Cost (Income)              21             (2)             6               8
    ------------------------------------------------------------------------------------------------
    Settlement loss                                  -              -              -               -
    Special termination benefits                     1              1              -               -
    ------------------------------------------------------------------------------------------------
    Total Expense (Income)                        $ 22         $   (1)          $  6            $  8
    ------------------------------------------------------------------------------------------------


    Combined U.S. and significant non-U.S. Plans

    --------------------------------------------------------------------------------------------------
    For the Nine Months Ended September 30,            Pension Benefits      Postretirement Benefits
                                                ---------------------------  -----------------------
    (In millions of dollars)                       2004           2003          2004            2003
    ------------------------------------------------------------------------------------------------

    Service cost                                   $173           $141          $  8            $  7
    Interest cost                                   315            270            15              15
    Expected return on plan assets                 (462)          (405)            -               -
    Amortization of prior service credit            (28)           (28)           (1)             (1)
    Amortization of transition asset                 (3)            (4)            -               -
    Recognized actuarial loss                        67             19             2               3
    ------------------------------------------------------------------------------------------------

    Net Periodic Benefit Cost (Income)               62             (7)           24              24
    ------------------------------------------------------------------------------------------------
    Settlement loss                                   1              -             -               -
    Special termination benefits                      2              3             -               -
    ------------------------------------------------------------------------------------------------
    Total Expense (Income)                         $ 65           $ (4)         $ 24            $ 24
    ------------------------------------------------------------------------------------------------


    U.S. Plans only

    -----------------------------------------------------------------------------------------------
    For the Three Months Ended September 30,            Pension Benefits    Postretirement Benefits
                                                 --------------------------------------------------
    (In millions of dollars)                        2004           2003         2004          2003
    -----------------------------------------------------------------------------------------------

    Service cost                                    $ 20           $ 17          $3             $2
    Interest cost                                     41             38           3              4
    Expected return on plan assets                   (58)           (57)          -              -
    Amortization of prior service credit              (9)            (9)         (1)             -
    Amortization of transition asset                  (1)            (1)          -              -
    Recognized actuarial loss                         11              4           -              1
    -----------------------------------------------------------------------------------------------
    Net Periodic Benefit Cost (Income)               $ 4           $ (8)         $5             $7
    --------------------------------------------------------------------------------------------------------



    U.S. Plans only

    -----------------------------------------------------------------------------------------------
    For the Nine Months Ended September 30,             Pension Benefits    Postretirement Benefits
                                                 -------------------------------------------------
    (In millions of dollars)                        2004           2003        2004          2003
    -----------------------------------------------------------------------------------------------

    Service cost                                    $ 58          $  49         $ 7            $ 6
    Interest cost                                    123            115          13             13
    Expected return on plan assets                  (173)          (171)          -              -
    Amortization of prior service credit             (28)           (28)         (1)            (1)
    Amortization of transition asset                  (3)            (4)          -              -
    Recognized actuarial loss                         34             13           2              3
    -----------------------------------------------------------------------------------------------
    Net Periodic Benefit Cost (Income)              $ 11          $ (26)        $21            $21
    ------------------------------------------------------------------------------------------------


     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") became law. The net periodic benefit cost shown above includes the subsidy which did not have a material impact and reflects any changes in the third quarter of 2004. MMC will not change previously reported information.


    Significant non-U.S. Plans only

    ----------------------------------------------------------------------------------------
    For the Three Months Ended September 30, Pension Benefits    Postretirement Benefits
                                            ------------------------------------------------
    (In millions of dollars)                2004        2003       2004         2003
    ----------------------------------------------------------------------------------------


    Service cost                             $38         $30        $ -          $ -
    Interest cost                             64          52          1            1
    Expected return on plan assets           (96)        (78)         -            -
    Recognized actuarial loss                 11           2          -            -
    ---------------------------------------------------------------------- --------------
    Net periodic benefit cost                $17         $ 6         $1           $1
    ---------------------------------------------------------------------- --------------
    Settlement loss                            -           -          -            -
    Special termination benefits               1           1          -            -
    ---------------------------------------------------------------------- --------------
    Total Expense                            $18         $ 7         $1           $1
    ---------------------------------------------------------------------- --------------


    Significant non-U.S. Plans only

    -----------------------------------------------------------------------------------------------
    For the Nine Months Ended September 30,         Pension Benefits      Postretirement Benefits
                                               ----------------------------------------------------
    (In millions of dollars)                      2004            2003       2004         2003
    -----------------------------------------------------------------------------------------------

    Service cost                                  $115            $ 92         $1           $1
    Interest cost                                  192             155          2            2
    Expected return on plan assets                (289)           (234)         -            -
    Recognized actuarial loss                       33               6          -            -
    -----------------------------------------------------------------------------------------------
    Net periodic benefit cost                     $ 51             $19         $3           $3
    -----------------------------------------------------------------------------------------------
    Settlement loss                                  1               -          -            -
    Special termination benefits                     2               3          -            -
    -----------------------------------------------------------------------------------------------
    Total Expense                                  $54            $ 22         $3           $3
    -----------------------------------------------------------------------------------------------

     The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

    Combined U.S. and significant non-U.S. Plans

    ----------------------------------------------------------------------------------------------
                                             Pension Benefits         Postretirement Benefits
                                       --------------------------- -- ----------------------------
                                           2004            2003           2004         2003
    ------------------------------------------------- ------------ -- ------------ ---------------

    Weighted average assumptions:
    Expected return on plan assets         8.5%           8.5%              -             -
    Discount rate                          5.8%           6.1%            6.3%          6.6%
    Rate of compensation increase          3.7%           3.8%              -             -
    ------------------------------------------------- ------------ -- ------------ ---------------


     11. Debt
         ----

     MMC's outstanding debt is as follows:

     ---------------------------------------------------------------------------------------------------
                                                                          September 30,    December 31,
      (In millions of dollars)                                                     2004            2003
     ---------------------------------------------------------------------------------------------------

      Short-term:
      Commercial paper                                                           $1,320           $ 440
      Current portion of long-term debt                                              76               7
     ---------------------------------------------------------------------------------------------------
                                                                                 $1,396           $ 447
     ---------------------------------------------------------------------------------------------------

      Long-term:
      Senior notes - 6.625% due 2004                                               $  -           $ 599
      Senior notes - 7.125% due 2009                                                399             399
      Senior notes - 5.375% due 2007 (4.0% effective interest rate) (a)             516             520
      Senior notes - 6.25% due 2012 (5.1% effective interest rate) (a)              267             269
      Senior notes - 3.625% due 2008                                                249             248
      Senior notes - 4.850% due 2013                                                249             249
      Senior notes - 5.375% due 2014                                                646               -
      Senior notes - 3 year floating note due 2007 (currently 1.74%)                499               -
      Senior notes - 5.875% due 2033                                                295             295
      Mortgage - 9.8% due 2009                                                      200             200
      Notes payable - 8.62% due 2005                                                 66              69
      Notes payable - 7.68% due 2006                                                 61              61
      Bank loans (non-U.S.)                                                          71               -
      Other                                                                          16               8
     ---------------------------------------------------------------------------------------------------
                                                                                  3,534           2,917
      Less current portion                                                           76               7
     ---------------------------------------------------------------------------------------------------
                                                                                 $3,458          $2,910
     ---------------------------------------------------------------------------------------------------

     (a) The effective interest rates result from unwinding fair value hedges, as discussed below.


     The weighted average interest rates on MMC's outstanding short-term debt at September 30, 2004 and December 31, 2003 are 1.3% and 1.2%, respectively.

     At September 30, 2004, MMC had the following  revolving credit  facilities:
     $700 million which expires in June 2005, $355 million which expires in July 2005, $1.0 billion which expires in June 2007, and $700 million which expires in June 2009. These facilities support MMC's commercial paper borrowings. At September 30, 2004 no amounts were outstanding on any of the facilities. Because of MMC's current inability to access the commercial paper markets, MMC expects to need to use these facilities to refinance substantially all of its outstanding commercial paper. As of September 30, 2004, MMC had $$1.3 billion and as of October 26, 2004 had approximately $1.9 billion aggregate face amount of commercial paper outstanding, substantially all of which matures before December 30, 2004.

     The matters raised in the civil complaint filed by the Attorney General of the State of New York on October 14, 2004 (described in Note 13 to the consolidated financial statements) may have prohibited MMC from borrowing under the facilities, which contain standard representations as to no material adverse litigation and compliance with laws. The required lenders under each of the facilities agreed to waive the effect of such matters until December 30, 2004. In exchange, MMC agreed that the facilities will be used exclusively to support commercial paper borrowings, and that in order for MMC to borrow under the facilities, the aggregate face amount of outstanding commercial paper cannot exceed $1.9 billion. MMC also agreed not to repurchase its stock and not to permit any of its subsidiaries to incur debt other than under existing facilities during the waiver period.

     MMC has commenced discussions with its lenders to amend or replace the facilities to provide longer-term liquidity. While MMC believes those discussions will achieve that goal before December 30, 2004, there is no assurance that they will be completed by such date. If the negotiations are unsuccessful, MMC will be in default under these facilities and has no other committed source to refinance the amounts expected to be outstanding under these facilities.

     In July 2004 MMC purchased Kroll, Inc. in an all-cash transaction totaling approximately $1.9 billion. The purchase was initially funded with commercial paper borrowings. To support these borrowings, MMC negotiated a new $1.5 billion, one-year revolving credit facility. Following the acquisition, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay a portion of the commercial paper borrowings that had funded the Kroll purchase. Under the terms of the agreement of the above-mentioned credit facility, the amount of the facility was reduced by the proceeds from the issuance of the Senior Notes and Floating Rate Notes of approximately $1.15 billion. The available revolving credit facility now totals $355 million.

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

     12. Common Stock
         ------------

     During the third quarter of 2004, MMC did not repurchase any of its common stock. For the nine months ended September 30, 2004, MMC repurchased 11 million shares for $510 million, all of which was purchased in the first and second quarter. During October 2004, MMC repurchased .4 million shares for $14 million, under the terms of a pre-existing 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a black-out period, provided the company communicates its share purchase instructions to the broker prior to the black-out period, pursuant to a written plan that may not be changed.

     13. Claims, Lawsuits and Other Contingencies
         ----------------------------------------

     Putnam Matters
     --------------

     Regulatory Matters.
     ------------------

     o On October 28, 2003, the Securities and Exchange Commission ("SEC") commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisors Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered an order that made findings of certain facts, which Putnam neither admitted nor denied, and concluded that Putnam violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a cease and desist order. The SEC's order found that since 1998 at least six of Putnam's investment management professionals engaged in excessive short-term trading of Putnam mutual funds in their personal accounts. The order also found that four of these employees engaged in trading in funds over which they had investment decision making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further found that Putnam failed to disclose this potentially self-dealing securities trading to the boards or shareholders of the mutual funds it manages, failed to take adequate steps to detect and deter such trading activity through internal controls and failed in its supervision of these investment management professionals. Under the terms of the order, Putnam agreed to a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, determination by an independent assessment consultant of the amount of restitution to be made by Putnam for losses attributable to excessive short-term trading by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. On April 8, 2004, Putnam entered into a final settlement of those charges under which Putnam is required to pay $5 million in disgorgement plus a civil monetary penalty of $50 million. In the event that the restitution calculated by the independent assessment consultant under the SEC order exceeds $10 million, Putnam will be responsible for paying any such excess. (The first $10 million would consist of the $5 million of disgorgement under the order and $5 million of the penalty). These amounts are to be distributed in accordance with the process established under the November 13, 2003 and April 8, 2004 SEC orders.

     On October  28,  2003,  the  Massachusetts  Secretary  of the  Commonwealth
     ("Massachusetts Securities Division") commenced a civil administrative proceeding against Putnam and two of its employees alleging violations of the state's securities law anti-fraud provisions. On April 8, 2004, simultaneously and in conjunction with the settlement of the above-referenced SEC proceeding, the Massachusetts Securities Division entered a Consent Order in final settlement of those charges. That Consent Order included a cease and desist order, and requires Putnam to pay $5 million in restitution and an administrative fine of $50 million. In the event that the restitution calculated by the independent assessment consultant under the Massachusetts order exceeds $15 million, Putnam will be responsible for paying any such excess. (The first $15 million would consist of the $5 million of restitution under the order and $10 million of the penalty). The restitution called for by the Consent Order will be determined and distributed by the same independent assessment consultant appointed pursuant to the November 13, 2003 and April 8, 2004 SEC orders.

     The independent assessment consultant is currently engaged in the calculation of the amount of restitution that will be payable by Putnam under the SEC and Massachusetts orders. The Trustees of the Putnam funds may separately seek additional amounts from Putnam to assure that full restitution is made to Putnam fund shareholders.

     In the fourth quarter of 2003, Putnam recorded a $10 million reserve for restitution. The $100 million in penalties was recorded in March 2004.

     In a separate action, the SEC is seeking an injunction against two of the six investment management employees. All six are no longer employed by Putnam.

     Additionally, Putnam has received document subpoenas and/or requests for information from the United States Attorney in Boston, the Florida Department of Financial Services, the Office of the Attorney General for the State of New York, Offices of the Secretary of State and the State Auditor for the State of West Virginia, the Vermont Securities Division, the NASD and the U.S. Department of Labor ("Department of Labor") inquiring into, among other things, matters that are the subject of the SEC and Massachusetts actions.

     o Putnam has reached an agreement in principle with the staff of the Philadelphia office of the SEC to enter into a settlement of matters arising out of the SEC's investigation into Putnam's brokerage practices (as previously disclosed by MMC). The settlement would involve the alleged failure by Putnam to adequately disclosure its practices relating to the allocation of brokerage on portfolio transactions to broker-dealers who sold shares of Putnam mutual funds. Putnam ceased directing brokerage to broker-dealers in connection with the sale of fund shares as of January 1, 2004. Under the agreement in principle, Putnam would pay a civil penalty in the amount of $40 million and disgorgement in the amount of $1. The total amount of the payment would be paid to certain Putnam funds. As part of the settlement, Putnam would neither admit nor deny wrongdoing. The settlement remains subject to final documentation and approval by the Commissioners of the SEC.

     o Putnam also has received document requests and subpoenas from the Massachusetts Securities Division, the Office of the Attorney General for the State of New York, the SEC, and the Department of Labor relating to plan expense reimbursement agreements between Putnam and certain multiemployer deferred compensation plans which are Putnam clients, and also relating to Putnam's relationships with consultants retained by multiemployer deferred compensation plans. The Massachusetts Securities Division has taken testimony from a number of Putnam employees relating to the same matters.

     o Putnam also has received requests for information from the SEC's Boston Office, the Massachusetts Securities Division, and the Department of Labor relating to the correction of certain operational errors by Putnam Fiduciary Trust Company ("PFTC") in connection with the January 2001 transfer and investment of assets on behalf of a 401(k) defined contribution plan. These errors affected the plan and five of the Putnam mutual funds in which certain plan assets were invested. Putnam has made restitution to the plan and the affected funds. Putnam also has made a number of personnel changes, including senior managers, and has implemented changes in procedures.

     Putnam also has received requests for information from the SEC's Boston Office and the Massachusetts Securities Division regarding the source and use of funds paid to a third-party vendor by PFTC in exchange for information consulting services. Putnam has re-processed the payment of these consulting expenses in accordance with Putnam's corporate expense payment procedures.

     Putnam has learned that on or about September 9, 2004, the SEC issued a Formal Order directing a private investigation into the matters described above and designating officers to take testimony in furtherance of this investigation. In addition, on or about September 29, 2004, the Examination Staff of the SEC's Boston District Office communicated to Putnam and to the Board of Trustees of the Putnam mutual funds the Examination Staff's belief that Putnam and certain of its employees may have violated certain provisions of federal law in connection with these two matters. The Examination Staff has requested that Putnam provide to it additional information regarding these matters and a description of the step(s) Putnam has taken or intends to take with respect to these matters.

     o Putnam has also recently received a request for information from the Department of Labor relating to investments by the Putnam Profit Sharing Plan and certain discretionary ERISA accounts in Putnam mutual funds that pay 12b-1 fees together with a preliminary indication from the Department of Labor that, in making such investments, Putman may have violated several provisions of ERISA. Putnam has also received requests for information from the Department of Labor regarding PFTC's treatment of gains generated by trading errors arising from securities trades effected by PFTC on behalf of its 401(k) defined contribution plan clients.

     o The Fort Worth office of the SEC has raised issues about whether the current structure of the Putnam Research Fund's investment management fee, which includes a performance component in addition to a base fee, fully complies with SEC regulations concerning performance fees. Putnam is currently engaged in discussions with the Staff regarding possible adjustments to the fee structure. Retroactive application of such adjustments over the period since April 1, 1997 (the period during which the performance fee has been in effect) would result in a reduction in aggregate management fees for that period.

     Putnam is fully cooperating with the regulatory authorities in connection with these matters.

     "Market-Timing" Related Litigation. As of November 2, 2004, MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" and "late trading" activities. These actions were filed in courts in New York, Massachusetts, California, Illinois, Connecticut, Delaware, Vermont, Kansas, and North Carolina. All of the actions except five have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. Plaintiffs who were appointed lead plaintiffs by the Court recently filed consolidated amended complaints in the actions. MMC and Putnam intend to move to dismiss the consolidated amended complaints pursuant to a schedule to be set by the Court.

     The consolidated amended complaints are as follows:

     o MMC and Putnam, along with certain of their current and former officers and directors, have been named in a consolidated amended class action complaint (the "MMC Class Action") purportedly brought on behalf of all purchasers of the publicly traded securities of MMC between January 3, 2000 and November 3, 2003 (the "Class Period"). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund shareholders and fund managers to engage in market-timing in the Putnam family of funds. The complaint further alleges that this conduct was not disclosed until late 2003 in violation of the federal securities laws. The complaint alleges that, as a result of defendants' purportedly misleading statements or omissions, MMC's stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief.

     o A consolidated amended complaint asserting shareholder derivative claims has been filed against members of MMC's Board of Directors, two of Putnam's former officers, and MMC as a nominal defendant (the "MMC Derivative Action"). The MMC Derivative Action generally alleges that the members of MMC's Board of Directors violated the fiduciary duties they owed to MMC and its shareholders by permitting, acquiescing in, and/or consciously disregarding the lack of formal controls regarding the oversight or monitoring of market-timing in Putnam mutual funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants' fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief.

     o MMC and Putnam have also been named as defendants in a consolidated amended complaint filed on behalf of a putative class of shareholders of certain Putnam funds, and in another consolidated amended complaint in which certain fund shareholders purport to assert derivative claims on behalf of all Putnam funds. These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market- timing and late trading activity that allegedly occurred in certain Putnam funds. The derivative suit seeks additional relief, including termination of the investment advisory contracts between Putnam Investment Management and the funds, cancellation of the funds' 12b-1 plans and the return of all advisory and 12b-1 fees paid by the funds over a certain period of time. In addition to MMC and Putnam, the suits name as defendants various Putnam affiliates, certain trustees of Putnam funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in market- timing and/or late trading activities in Putnam funds. The complaints allege violations of the federal securities laws and state law. Putnam has also been named as a defendant in its capacity as a sub-advisor to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

     o MMC, Putnam, and various of their officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan (collectively, the "Plans"), allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the Plans' funds in MMC's stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the Plans' participants in making these investments. The ERISA actions seek unspecified damages, as well as equitable relief including the restoration to the Plans of all profits the defendants allegedly made through the use of the Plan's assets, an order compelling the defendants to make good to the Plans all losses to the Plans allegedly resulting from defendants' alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the Plans.

     Putnam has agreed to indemnify the Putnam funds for any liabilities arising from market-timing activities, including those that could arise in the securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

     Other Putnam Litigation. Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of
     Section 36(b) of the Investment Company Act of 1940 through the receipt of purportedly excessive advisory and distribution fees paid by the mutual funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the compensation paid to defendants by the funds for one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. Defendants have filed a motion to dismiss the complaint for failure to state a claim for relief.

     The complaints in the above-referenced Putnam matters seek monetary damages and other forms of relief. At the present time, MMC's management is unable to estimate the impact that the outcome of the foregoing Putnam proceedings may have on MMC's consolidated results of operations, financial position or cash flows.

     Marsh Related Matters
     ---------------------

     New York Attorney General Investigation and Related Litigation
     --------------------------------------------------------------

     On October 14, 2004, the New York Attorney General's Office filed a civil complaint in state court against MMC and Marsh Inc. (collectively "Marsh") asserting claims under New York State law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud. The complaint alleges that market services agreements and other similar agreements between Marsh and various insurance companies (the "Agreements"), created an incentive for Marsh to steer business to such insurance companies and to shield them from competition. The complaint further alleges that these Agreements were not adequately disclosed to Marsh's clients or to Marsh's investors. In addition, the complaint alleges that Marsh solicited fraudulent bids to create the appearance of competitive bidding, and that Marsh steered business away from insurers with less favorable Agreements and toward insurers with more favorable Agreements. The complaint seeks relief including an injunction prohibiting Marsh from engaging in the alleged wrongful conduct, disgorgement of all profits related to such conduct, restitution and unspecified damages, attorneys fees, and punitive damages. On October 25, 2004, the New York Attorney General's Office announced that the adoption by Marsh of dramatically new business procedures, installation of new leadership, a full examination of prior wrongdoing and a pledge of restitution to those harmed would make criminal prosecution of MMC unnecessary. MMC is assisting the New York Attorney General's Office's investigation of the allegations in the civil complaint and seeking to resolve the claims asserted therein.

     Mercer Inc. ("Mercer") is not a defendant in the New York Attorney General's civil complaint against Marsh. However, the subpoena issued by the New York Attorney General's Office in connection with its investigation covers MMC and all of MMC's subsidiaries, including Mercer, and the New York Attorney General's Office has requested certain documents and information from Mercer. These requests for information and documents have primarily related to override payments earned by Mercer's health and group insurance consulting group. Mercer is cooperating fully with these requests for documents and information.

     As of November 2, 2004, numerous private plaintiffs have filed civil actions against MMC, and its directors, officers and affiliates, alleging claims based on allegations that are similar or identical to those alleged in the New York Attorney General's Office's complaint as follows:

     o United Policyholders, a not-for-profit organization, which is purporting to sue on behalf of the general public filed a complaint on August 3, 2004 in the Superior Court of California, San Diego County. The complaint alleges, among other things, that the Agreements themselves and the alleged failure to adequately disclose the Agreements constitute violations of the California Business Code provisions concerning unfair business practices and false advertising. The complaint seeks injunctive relief, restitution in an unspecified amount and attorneys fees.

     o Three purported class actions alleging claims on behalf of a purported nationwide class of persons and entities who engaged MMC or its affiliates to provide insurance brokerage services during the purported class periods (the "purported client class actions") have been filed in United States District Courts for the Southern District of New York, the Eastern District of New York, and the District of New Jersey. The longest purported class period extends from August 26, 1994 to the date of the certification of the purported class, and the other two purported class periods extend from approximately October 1998 to October 2004. These complaints collectively include claims for violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), federal and state antitrust violations, state unfair business practice violations, and common law claims including breach of contract, breach of fiduciary duty, breach of duty of loyalty, and unjust enrichment. The complaints seek unspecified damages, treble damages, disgorgement, restitution, injunctive relief and attorneys fees.

     o Three purported class actions on behalf of individuals and entities who purchased or acquired MMC's publicly traded securities during the purported class periods (the "purported securities class actions") have been filed in the United States District Court for the Southern District of New York, and the purported class periods extend from approximately October 1999 to
     October  2004.  These  complaints  allege,  among  other  things,  that MMC inflated its earnings during the class period by engaging in an unsustainable business practice which allegedly involved steering business to insurers with Agreements and shielding such insurers from competition. These complaints further allege, among other things, that defendants deceived the investing public regarding MMC's business, operations, management, and the intrinsic value of MMC's stock, and caused the plaintiffs and other members of the purported class to purchase MMC's securities at artificially inflated prices. These complaints include claims for violations of the federal securities laws based on the company's allegedly false or incomplete disclosures. The complaints seek unspecified compensatory damages and attorneys fees.

     o Nine purported class actions alleging violations of the Employee Retirement Income Security Act ("ERISA") on behalf of participants in one or more MMC sponsored employee benefit plans (the "Plans") during the purported class periods (the "purported ERISA class actions") have been filed in the United States District Court for the Southern District of New York. The purported class periods vary, with the longest purposed class period extending from October 1, 1998 to the present. These complaints allege, among other things, that in view of the allegedly fraudulent bids and the receipt of contingent commissions pursuant to Agreements with insurers, the defendants knew or should have known that the investment of the Plans' funds in MMC stock was imprudent. These complaints assert claims for violations of ERISA based on, among other things, the alleged failure to properly manage the Plans' assets, the alleged failure to monitor the Plans' fiduciaries, the alleged failure to provide complete and accurate information to participants and beneficiaries of the Plans, and the alleged failure to avoid conflicts of interest and prohibited transactions. The complaints seek, among other things, unspecified compensatory damages, restitution, disgorgement, injunctive relief and attorneys fees.

     o Seven derivative actions have been filed against MMC's directors and officers during the relevant time period (the "derivative actions") in the Court of Chancery of the State of Delaware and the United States District Court for the Southern District of New York. These derivative actions allege, among other things, that the directors and officers of MMC during the relevant time period breached their fiduciary duties by permitting or failing to take action to correct the alleged misconduct described in in the New York Attorney General's Office's complaint, are liable to MMC for damages arising from their breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. MMC has also received demand letters asking the Board of Directors of MMC to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the allegations contained in the New York Attorney General's Office's complaint.

     Following the New York State Attorney General's investigation and civil complaint, MMC, Marsh Inc. and certain of their subsidiaries have become the subjects of insurance regulatory activity as follows:

     On October 21, 2004, the New York Insurance Department issued a citation ordering MMC and a number of its affiliates which hold insurance licenses in New York State to appear at a November 23, 2004 hearing to show cause why regulatory action should not be taken against them. The citation charges that respondents have: (1) used fraudulent coercive and/or dishonest practices and has demonstrated untrustworthiness within the meaning of New York Insurance Law Section 2110(a)(4) (authorizing license nonrenewal, suspension, or revocation following notice and hearing); (2) violated New York General Business Law Section 340 (relating to contracts or agreements for monopoly or in restraint of trade); and (3) engaged in determined violations within the meaning of New York Insurance Law Section 2402(c) (relating to unfair methods of competition and unfair or deceptive acts or practices). The citation contemplates the following possible actions by the Department: (1) suspension or revocation of all licenses and denial of all pending licensing applications or renewals; (2) civil penalties authorized by New York Insurance Law Section 2127; (3) a report pursuant to New York Insurance Law Section 2405 charging determined violations; and (4) other punitive, remedial or preventive action, including restitution of all commissions and fees improperly received from insurers and/or insureds.

     Marsh also has been contacted by insurance departments and attorneys general in a number of other states in which it is licensed to do business requesting information in various forms. Marsh is cooperating fully with each of these inquiries.

     The complaints in the above-referenced Marsh Related Matters seek monetary damages and other forms of relief. At the present time, MMC's management is unable to estimate the ultimate impact that the outcome of the foregoing Marsh proceedings may have on MMC's consolidated results of operations, financial position or cash flows. MMC has recorded a reserve of $232 million in the third quarter of 2004 as the minimum potential liability in connection with these matters.

     Other Inquiries
     ---------------

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

     MMC, Putnam and Mercer have been advised by the Boston Office of the SEC that it is conducting an informal investigation of a program pursuant to which companies within the MMC group refer business to one another and receive compensation for such referrals. In connection with this investigation, MMC, Putnam and Mercer have received requests for information from the SEC and are fully cooperating.

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

     As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which was sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters by River Thames ("ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to GBP 40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2004, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet their obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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


     14. Variable Interest Entities
         ---------------------------

     MMC through Putnam, manages $3.7 billion in the form of Collateralized Debt Obligations ("CDO") and Collateralized Bond Obligations ("CBO"). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam's investment totaling $7.7 million, reflected in Long-term investments in the Consolidated Balance Sheets at September 30, 2004. MMC has concluded it is not the primary beneficiary of these structures under FIN 46 "Consolidation of Variable Interest Entities."

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

     Selected information about MMC's operating segments for the nine-month periods ended September 30, 2004 and 2003 follow:

- --------------------------------------------------------------------------------
                                                             Segment Operating
      (In millions of dollars)       Revenue                            Income
- --------------------------------------------------------------------------------
      2004
      Risk and Insurance Services     $5,585 (a)                      $1,086
      Investment Management            1,336                             124
      Consulting                       2,294                             308
- --------------------------------------------------------------------------------
                                      $9,215                          $1,518
- --------------------------------------------------------------------------------
      2003
      Risk and Insurance Services     $5,093 (a)                      $1,351
      Investment Management            1,447                             364
      Consulting                       2,014                             278
- --------------------------------------------------------------------------------
                                      $8,554                          $1,993
- --------------------------------------------------------------------------------
     (a)Includes interest income on fiduciary funds ($94 million in 2004 and $91 million in 2003).

     A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated statements of income is as follows:

- --------------------------------------------------------------------------------
(In millions of dollars)                       2004                  2003
- --------------------------------------------------------------------------------
      Total segment operating income         $1,518                $1,993
      Corporate income/(expense)                  3                  (101)
      Reclassification of minority interest      12                    17
- --------------------------------------------------------------------------------
      Operating income                        1,533                 1,909
      Interest income                            15                    19
      Interest expense                         (153)                 (137)
- --------------------------------------------------------------------------------
      Total income before income taxes and
            minority interest                $1,395                $1,791
- --------------------------------------------------------------------------------

     During the first quarter of 2004, MMC reached final settlement for insured losses totaling $278 million related to the World Trade Center. The replacement value of assets exceeded the book value by $105 million, which was recorded as a reduction of Corporate operating expenses.

     Operating segment revenue by product for the nine-month periods ended September 30, 2004 and 2003 is as follows:

- ---------------------------------------------------------------------------
      (In millions of dollars)                  2004                 2003
- ---------------------------------------------------------------------------
      Risk & Insurance Services
      Risk Management and Insurance Broking   $3,725               $3,583
      Reinsurance Broking and Services           688                  646
      Risk Consulting and Technology (a)         427                  213
      Related Insurance Services                 745                  651
- ---------------------------------------------------------------------------
           Total Risk and Insurance Services   5,585                5,093
- ---------------------------------------------------------------------------
      Investment Management                    1,336                1,447
- ---------------------------------------------------------------------------
      Consulting
      Retirement Services                      1,022                  906
      Management and Organizational Change       420                  315
      Health Care & Group Benefits               310                  300
      Human Capital                              305                  281
      Economic                                   123                  109
- ---------------------------------------------------------------------------
                                               2,180                1,911
      Reimbursed Expenses                        114                  103
- ---------------------------------------------------------------------------
           Total Consulting                    2,294                2,014
- ---------------------------------------------------------------------------
           Total                              $9,215               $8,554
- ---------------------------------------------------------------------------

     (a) Includes the operations of Kroll, acquired in 2004; Marsh risk consulting, previously reported in Risk and Insurance broking; and claims management, previously reported in Related Insurance Services.

     Commissions and Fees Receivable by operating segment at September 30, 2004 and December 31, 2003 are as follows:

- -------------------------------------------------- ------------------------
      (In millions of dollars)                  2004                 2003
- -------------------------------------------------- ------------------------
      Risk and Insurance Services             $1,480               $1,365
      Investment Management                      385                  380
      Consulting                                 743                  642
- -------------------------------------------------- ------------------------
           Total                              $2,608               $2,387
- -------------------------------------------------- ------------------------

                Marsh & McLennan Companies, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             Third Quarter and Nine Months Ended September 30, 2004


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

     Recent Developments

     The historical financial results presented below should be viewed in light of recent developments, which will significantly change the risk and insurance services business model in the future.

     Marsh Developments
     ------------------

     On October 14, 2004, the New York Attorney General's Office filed a Civil Complaint (the "Civil Complaint") in state court against MMC and Marsh, Inc. ("Marsh") asserting claims under New York State law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment and common law fraud. The Civil Complaint is discussed more fully in Note 13 to the consolidated financial statements.

     MMC has launched an internal investigation of the issues raised in the Attorney General's complaint (reporting directly to MMC's Board of Directors). MMC is fully cooperating with the New York Attorney General's Office.

     On October 15, 2004, MMC announced the suspension of all market services agreements effective October 1, 2004.

     On October 25, 2004, Michael Cherkasky was named Chief Executive Officer of MMC and was elected to MMC's Board of Directors. Robert Erburu was named lead director of the MMC Board of Directors.

     On October 26, 2004, MMC announced changes to its business model, focused on the following:

          o Complete transparency to clients of all fees and remuneration to be received by Marsh for performing its services.

          o Permanent elimination of market services agreements and similar agreements.

          o A centralized placement process to provide purchasing power and industry expertise to our clients, which will also provide a clear and auditable trail of placements to ensure compliance with business practices.

     On November 1, 2004, Marsh announced it is taking steps to collect all amounts owed to it by insurance companies under market services agreements that were in effect prior to October 15, 2004. Amounts collected will be placed into a segregated account to be used in connection with any agreement to compensate Marsh clients it may reach with the Attorney General of the State of New York.

     MMC recorded a $232 million charge in the third quarter of 2004, which equals the recorded net accounts receivable related to market services agreements at September 30, 2004. MMC believes that in light of existing facts and circumstances, $232 million is the appropriate amount to reserve as the minimum potential liability in connection with these matters. The ultimate settlement may vary significantly from that amount. The liability will be reviewed at each quarterly reporting date, based on the facts and circumstances at that time as additional information becomes available and settlement negotiations progress. In the future, the amount accrued will not necessarily be equal to the amount of market services agreement revenue collected and/or accrued.

     These recent developments result in a number of near-term issues that MMC must resolve and will impact the way MMC and Marsh conduct business.

     Market services revenue declined to $46 million in the third quarter of 2004 from $177 million in the prior year. Due to the filing of the Attorney General's civil complaint, MMC was unable to complete the normal process to verify amounts earned or determine that collection of these amounts is reasonably assured for certain contracts. As a result, MMC did not accrue a significant portion of market services revenue related to placement activity in the third quarter of 2004. Almost all of the decline in market services revenue in the third quarter is due to the above factors and not a decline in the amount of business placed. Although some insurance companies have indicated they may delay payments until the issues concerning market services agreements are clarified, MMC intends to collect all market services revenue earned prior to October 1, 2004. Any such revenue not accrued at September 30, 2004 will be recognized as revenue when collected in the fourth quarter or in 2005. Market services revenues for the fourth quarter and year ended December 31, 2003 were $293 million and $845 million, respectively. No market services revenue will be earned for placements made after October 1, 2004.

     The following table provides quarterly market services revenue for 2003 and 2004:

- ------------------------------------------------------------
Quarter Ended               2004                 2003
- ------------------------------------------------------------
March 31                    $211                 $173
June 30                      211                  202
September 30                  46                  177
- ------------------------------------------------------------
   Year to Date             $468                  552
- ------------------------------------------------------------
December 31                                       293
- ------------------------------------------------------------
     Total                                       $845
- ------------------------------------------------------------

     Putnam Developments
     -------------------

     Putnam has reached an agreement in principle with the staff of the Philadelphia office of the SEC to enter into a settlement of matters arising out of the SEC's investigation into Putnam's brokerage practices (as previously disclosed by MMC). The settlement would involve the alleged failure by Putnam to adequately disclosure its practices relating to the allocation of brokerage on portfolio transactions to broker-dealers who sold shares of Putnam mutual funds. Putnam ceased directing brokerage to broker-dealers in connection with the sale of fund shares as of January 1, 2004. Under the agreement in principle, Putnam would pay a civil penalty in the amount of $40 million and disgorgement in the amount of $1. The total amount of the payment would be paid to certain Putnam funds. As part of the settlement, Putnam would neither admit nor deny wrongdoing. The settlement remains subject to final documentation and approval by the Commissioners of the SEC.

     MMC Developments
     ----------------

     Across all of its businesses, MMC must preserve its capabilities to serve clients and the capacity to support staff development. Retention of employees is critical to the organization. As a result, MMC is developing compensation programs to retain, motivate, and reward employees.

     MMC is examining all parts of its cost structure to identify areas where expenses can be reduced appropriately. Discretionary expenses are under review as are ways to increase efficiencies through technology and other methods such as consolidating facilities. MMC's staff levels must also be adjusted based on the realities of the marketplace and MMC's current situation. On a global basis, MMC expects to reduce staff by 5% or approximately 3,000 positions, with three-quarters coming from risk and insurance services. This includes staff reductions associated with the previously announced combination of the defined contribution administration business of Putnam with Mercer's human resources outsourcing operations, as well as the integration of Kroll.

     The actions discussed above are expected to result in pretax restructuring charges of approximately $325 million over the next six months. The of certain discretionary expenses and the effect of the restructuring should result in annual cost savings of approximately $400 million when fully implemented. These initiatives will allow MMC to continue to provide excellent service to clients, make the best use of its global capabilities, and establish a level of profitability that will contribute to maximizing long-term value for shareholders.

     The uncertainty regarding the change in Marsh's business model, the impact of eliminating market services agreements and potential fines and/or penalties have resulted in credit rating downgrades, the inability to access commercial paper markets in the short term and the need to renegotiate MMC's revolving credit facilities.

     At September 30, 2004 MMC had four revolving credit facilities aggregating $2.755 billion, in the following amounts: $700 million which expires in June 2005, $355 million which expires in July 2005, $1 billion which expires in June 2007 and $700 million which expires in June 2009. These facilities support MMC's commercial paper borrowings. On September 30, 2004, no amounts were outstanding under any of the facilities. Because of MMC's inability to access the commercial paper markets, MMC expects to need to use these facilities to refinance substantially all of its outstanding commercial paper. As of September 30, 2004, MMC had $1.3 billion and as of October 26, 2004 had approximately $1.9 billion aggregate face amount of commercial paper outstanding, substantially all of which matures before December 30, 2004.

     The matters raised by the civil complaint filed by the Attorney General of the State of New York on October 14, 2004 and described in MMC's Current Report on Form 8-K filed on October 15, 2004 may have prohibited MMC from borrowing under the facilities, which contain standard representations as to no material adverse litigation and compliance with laws. The lenders under each of the facilities agreed to waive the effect of such matters until December 30, 2004. In exchange, MMC agreed that the facilities will be used exclusively to repay existing commercial paper borrowings, and that in order for MMC to borrow under the facilities, the aggregate face amount of outstanding commercial paper cannot exceed $1.9 billion. MMC also agreed not to repurchase its stock and not to permit any of its subsidiaries to incur debt other than under existing facilities during the waiver period.

     MMC has commenced discussions with its lenders to amend or replace the facilities to provide longer-term liquidity. While MMC believes those discussions will achieve that goal before December 30, 2004, there is no assurance that they will be completed by such date. If the negotiations are unsuccessful, MMC will be in default under these facilities and has no other committed source to refinance the amounts expected to be outstanding under these facilities.

     In October 2004, MMC's credit ratings were lowered by Standard & Poor's Corporation to "BBB-plus" and "A-2", for its senior debt and short term debt, respectively and remain on credit watch with negative implications. Moody's Investor Services also lowered MMC's ratings to Baa2 for its senior debt and to P-2 for its short term debt and remain under review for possible further downgrade. These downgrades will result in increased borrowing costs and limit MMC's access to the commercial paper markets.

Consolidated Results of Operations
- ------------------------------------------------------------------------------
                                    Third Quarter               Nine Months
(In millions of dollars)           2004       2003           2004         2003
- ----------------------------------------------------------------- ------------
Revenue:
Services Revenue                 $2,931     $2,809         $9,072       $8,490
Investment Income (Loss)             38         28            143           64
- ------------------------------------------------------------------------------
Operating Revenue                 2,969      2,837          9,215        8,554
- ------------------------------------------------------------------------------
Expense:
Compensation and Benefits         1,716      1,486          4,947        4,339
Other Operating Expenses          1,125        758          2,735        2,306
- ------------------------------------------------------------------------------
Operating Expenses                2,841      2,244          7,682        6,645
- -------------------------------------------------------- ----------------------
Operating Income                 $  128     $  593         $1,533       $1,909
- ------------------------------------------------------------------------------
Operating Income Margin             4.3%      20.9%         16.6%        22.3%
- ------------------------------------------------------------------------------
Diluted Earnings per Share        $ .04     $  .65         $ 1.60       $ 2.12
- ----------------------------------------------------------------- ------------


     Operating income in the third quarter of 2004 declined 78% to $128 million, reflecting decreases in risk and insurance services and investment management, partly offset by an increase in Consulting. Results in risk and insurance services reflect a $232 million charge related to any agreement to compensate Marsh clients it may reach with the New York Attorney General concerning market services agreements, and a $132 million decrease in revenue related to market services agreements, which declined to $46 million from $177 million in the prior year. Results at Putnam reflect a decline in revenue resulting from lower assets under management. The results also include a non-deductible charge of $40 million for an agreement in principle with the Philadelphia office of the SEC to settle Putnam's alleged failure to make adequate disclosures regarding certain brokerage allocation practices prior to 2004. Consulting results reflect growth in underlying revenue, with strong growth in management and organizational change consulting.

     An analysis of MMC's operating revenue by segment, and the impact of foreign currency translation, acquisitions and dispositions is as follows:


- ------------------------------------------------------------------------------------------------------------------------------
                                                                                           Components of Revenue Change
                                                                                     --------------------------------------
                                                 Three Months Ended        % Change                Acquisitions/
                                                   September 30,            GAAP      Underlying   Dispositions    Currency
(In millions, except percentage figures)          2004             2003     Revenue   Revenue (a)      Impact        Impact
- --------------------------------------------------------------------------------------------------------------------------

Risk and Insurance Services
Risk Management and Insurance Broking          $1,030           $1,134      (9)%        (13)%          1%           3%
Reinsurance Broking and Services                  206              209      (1)%         (3)%          -            2%
Risk Consulting and Technology (b)                272               73      268%           6%         262%           -
Related Insurance Services (c)                    266              224       18%          13%           4%           1%
- -------------------------------------------------------------------------------------------------------------------------
   Total Risk and Insurance Services (d)        1,774            1,640       8%          (7)%         13%           2%
- -------------------------------------------------------------------------------------------------------------------------
Investment Management                             429              507     (16)%        (16)%          -             -
- -------------------------------------------------------------------------------------------------------------------------
Consulting
Retirement Services (d)                           333              300      11%          (1)%          5%            7%
Management and Organizational Change              145              117      24%          17%           2%            5%
Health Care and Group Benefits (d)                 99               99       1%          (2)%          -             3%
Human Capital                                     108              100       9%           6%           -             3%
Economic                                           42               38       9%           7%           -             2%
- --------------------------------------------------------------------------------------------------------------------------
                                                  727              654      11%           3%           3%           5%
Reimbursed Expenses                                39              36
- --------------------------------------------------------------------------------------------------------------------------
    Total Consulting                              766              690      11%           3%           3%           5%
- --------------------------------------------------------------------------------------------------------------------------
     Total Revenue                             $2,969           $2,837       5%          (6)%          8%           3%
- --------------------------------------------------------------------------------------------------------------------------



- -------------------------------------------------------------------------------------------------------------------------
                                                                                          Components of Revenue Change
                                                                                      -------------------------------------
                                                   Nine Months Ended       % Change                 Acquisitions/
                                                     September 30,          GAAP       Underlying    Dispositions   Currency
(In millions, except percentage figures)        2004             2003       Revenue    Revenue (a)      Impact       Impact
- ---------------------------------------------------------------------------------------------------------------------------

Risk and Insurance Services
Risk Management and Insurance Broking          $3,725          $3,583          4%         (1)%            1%            4%
Reinsurance Broking and Services                  688             646          6%           4%            -             2%
Risk Consulting and Technology (b)                427             213        100%           9%           91%             -
Related Insurance Services (c)                    745             651         14%          12%            1%            1%
- --------------------------------------------------------------------------------------------------------------------------
   Total Risk and Insurance Services (d)        5,585           5,093         10%           2%            5%            3%
- --------------------------------------------------------------------------------------------------------------------------
Investment Management                           1,336           1,447        (8)%         (8)%            -              -
- --------------------------------------------------------------------------------------------------------------------------
Consulting
Retirement Services (d)                         1,022             906         13%           -             5%             8%
Management and Organizational Change              420             315         33%          12%           16%             5%
Health Care and Group Benefits (d)                310             300          3%           1%            -             2%
Human Capital                                     305             281          9%           3%            -             6%
Economic                                          123             109         12%          10%            -             2%
- --------------------------------------------------------------------------------------------------------------------------
                                                2,180           1,911         14%           3%            5%             6%
Reimbursed Expenses                               114            103
- --------------------------------------------------------------------------------------------------------------------------
     Total Consulting                           2,294           2,014         14%           3%            5%             6%
- --------------------------------------------------------------------------------------------------------------------------
     Total Revenue                             $9,215          $8,554          8%           1%            4%             3%
- --------------------------------------------------------------------------------------------------------------------------

     (a) Underlying basis measures the change in revenue before the impact of acquisitions and dispositions using constant currency exchange rates.
     (b) Includes the operations of Kroll, acquired in 2004 and Marsh risk consulting, previously reported in Risk and Insurance broking.
     (c) Includes U.S. affinity, wholesale broking, underwriting management, claims management and MMC Capital businesses.
     (d) Certain reclassifications have been made to prior year amounts to conform with current presentation. The table below provides an analysis of revenue by quarter, which reflects the reclassification of previously reported results.

- --------------------------------------------------------------------------------------------------
                                         Three Months   Three Months    Three Months  Three Months
                                             Ended          Ended          Ended         Ended
                                           March 31,      June 30,     September 30,  December 31,
- --------------------------------------------------------------------------------------------------

2004
Risk and Insurance Services
Risk Management and Insurance Broking       1,411          1,284          1,030           -
Reinsurance Broking and Services              275            207            206           -
Risk Consulting and  Technology                75             80            272           -
Related Insurance Services                    233            246            266           -
- --------------------------------------------------------------------------------------------
       Total Risk and Insurance Services    1,994          1,817          1,774           -
- --------------------------------------------------------------------------------------------

2003
Risk and Insurance Services
Risk Management and Insurance Broking       1,250          1,199          1,134       1,298
Reinsurance Broking and Services              243            194            209         151
Risk Consulting and Technology                 70             70             73          87
Related Insurance Services                    210            217            224         239
- --------------------------------------------------------------------------------------------
       Total Risk and Insurance Services    1,773          1,680          1,640       1,775

- --------------------------------------------------------------------------------------------

     Revenue, derived mainly from commissions and fees, increased 5% from the third quarter of 2003. The increase in revenue was primarily due to the impact of acquisitions and foreign exchange. Consolidated revenue decreased 6% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency exchange rates. Underlying revenue growth in consulting was more than offset by a decrease in investment management revenue and a decrease in market services revenue in risk and insurance services.

     Revenue  increased  8%  in  risk  and  insurance  services.   Acquisitions,
     including the acquisition of Kroll and Prentis Donegan in the third quarter, contributed 13% to the segment's revenue growth. Revenue in this segment declined 7% on an underlying basis in the third quarter of 2004 resulting primarily from the decline in market services revenues. The impact of declining insurance premium rates was largely offset by new business development within risk and insurance broking. Related insurance services reflects growth in claims management and higher investment income at MMC Capital. Consulting revenue grew 3% on an underlying basis. Higher demand for management advice generated an increase in management and organizational change consulting. Acquisitions contributed 3% to the revenue growth of consulting largely reflecting the acquisition of Synhrgy HR Technologies. Revenue decreased 16% in the investment management segment due to a decline in the amount of assets under management on which fees are earned, partially offset by transaction fees related to private equity funds. Average assets under management declined 23% in the third quarter compared with 2003.

     Revenue in the first nine months of 2004 increased 8% from the same period last year primarily due to the impact of acquisitions and foreign exchange, while underlying revenue increased 1%. Underlying revenue grew 2% in the risk and insurance services segment during the first nine months of the year, due to growth in risk consulting, reinsurance broking, and related insurance services. Underlying revenue declined 1% for risk management and insurance broking primarily due to a decline in market services revenue. Acquisitions and foreign exchange contributed 5% and 3%, respectively, to revenue growth for the segment. Consulting revenue grew 3% on an underlying basis and acquisitions increased revenue by 5%. Revenue decreased 8% in the investment management segment due to lower fees resulting from the decline in assets under management, partially offset by higher investment income related to the sale of Putnam's interest in its Italian joint venture and related securities.

     Future revenues in risk and insurance services will be impacted by the elimination of market services revenues and the implementation of a new business model, discussed in more detail in the risk and insurance services section of this MD&A.

     Operating expenses increased 27% in the third quarter of 2004. The effect of acquisitions and foreign exchange and charges for potential compensation to Marsh clients and Putnam's regulatory settlements increased expenses by 13% and 12%, respectively. Underlying expenses excluding the charges for potential damages and settlements increased 2%, resulting from a 4% increase in compensation and benefits partly offset by a 3% decline in other operating expenses.

     Operating expenses increased 16% in the first nine months of 2004, of which 8% was due to the effects of acquisition and foreign exchange. Expenses in 2004 also include a $232 million charge for any agreement to compensate Marsh clients related to market services agreements, regulatory fines of $140 million related to Putnam's settlement agreements with the Securities and Exchange Commission ("SEC") and the office of the Secretary of the Commonwealth of Massachusetts, and a credit of $105 million from the final settlements with insurers for claims related to the September 11, 2001 attack on the World Trade Center ("WTC"). Combined, these items increased expenses by 4%. Underlying expenses excluding these three items increased 3% due to higher compensation and benefits costs which includes severance and increased pension costs, and other costs related to regulatory issues. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions and a credit to compensation expense related to the settlement with Putnam's former chief executive officer.





Risk and Insurance Services
- -------------------------------------------------------------------------------
                                   Third Quarter          Nine Months
- -------------------------------------------------------------------------------
(In millions of dollars)          2004        2003      2004       2003
- ----------------------------------------------------------------- -------------
Revenue                         $1,774      $1,640    $5,585     $5,093
Expense                          1,780       1,252     4,499      3,742
- ----------------------------------------------------------------- -------------
Operating Income                $  (6)      $  388    $1,086     $1,351
- ----------------------------------------------------------------- -------------
Operating Income Margin          (0.3)%       23.7%     19.4%      26.5%
- ----------------------------------------------------------------- -------------

     Revenue
     -------
     Revenue for the risk and insurance services segment grew 8% over the third quarter of 2003. Acquisitions, principally Kroll, along with other smaller acquisitions, contributed 13% to revenue growth. Kroll is contributing to Marsh's expanding risk consulting operations and produced strong revenues and earnings growth in the quarter. Underlying revenue declined 7%. In risk management and insurance broking, underlying revenue decreased 13% primarily due to a reduction in market services revenue, discussed in more detail below. The impact of the decline in insurance premium rates has been largely offset by new business development. The insurance markets have become more competitive with consistent rate decreases across most property and casualty lines. Underlying revenue in reinsurance broking declined 3%. Related insurance services revenue increased 13%, on an underlying basis, resulting from an increase in claims management and higher investment income at MMC Capital.

     Market services revenue declined to $46 million in the third quarter of 2004 from $177 million in the prior year. Due to the filing of the Attorney General's civil complaint, MMC was unable to complete the normal process to verify amounts earned or determine that collection of these amounts is reasonably assured for certain contracts. As a result, MMC did not accrue a significant portion of market services revenue related to placement activity in the third quarter. Almost all of the decline in market services revenue in the third quarter is due to the above factors and not a decline in the amount of business placed. Although some insurance companies have indicated they may delay payments until the issues concerning market services agreements are clarified, MMC intends to collect all market services revenue earned prior to October 1, 2004. Any such revenue not accrued at September 30, 2004 will be recognized in earnings when collected in the fourth quarter or in 2005. Market services revenues for the fourth quarter and year ended December 31, 2003 were $293 million and $845 million, respectively. No market services revenue will be earned for placements made after October 1, 2004. Revenue for the first nine months of 2004 grew 10% over the same period of 2003, reflecting the impact of acquisitions and foreign exchange and a higher volume of business. Underlying revenue growth of 2% for the nine months was negatively impacted by the reduction of market services revenues in the third quarter, and declining insurance premium rates. Revenue from market services agreements was $468 million and $552 million for the nine months in 2004 and 2003, respectively. Reinsurance broking and services grew 4% on an underlying basis primarily resulting from renewals and related insurance services grew 12% due to strong growth in claims management and higher investment income at MMC Capital. As discussed above, future revenue levels may be impacted by the implementation of a new business model in risk and insurance services and an increasingly competitive insurance marketplace.

     Expense
     -------

     Risk and insurance services expenses increased 42% over the third quarter of 2003. Approximately 18% of the increase is due to a $232 million charge for potential compensation to Marsh clients related to market services agreements. The effects of acquisitions and foreign exchange increased expenses by 19%. On an underlying basis expenses excluding the charge for compensation to Marsh clients increased 5%. Compensation and benefits increased by 7%, primarily due to increased pension and benefits costs, and other operating expenses increased 2%. For the nine months, operating expenses increased 20% over 2003. The effect of acquisitions and foreign exchange, and the charge for potential compensation to Marsh clients increased expenses by 10%, and 6%, respectively. Underlying expenses excluding the charge for compensation to Marsh clients increased 4%. On an underlying basis, compensation and benefits increased 6% and other operating expenses were flat.

     Acquisition
     -----------
     In July 2004, MMC acquired Kroll, Inc., the world's leading provider of risk mitigation services. The combination of Marsh and Kroll expands MMC's capabilities to assist clients in managing the total cost of risk. The total cost of the acquisition was $1.9 billion.



Investment Management
- -------------------------------------------------------------------------------
                            Third Quarter                  Nine Months
- -------------------------------------------------------------------------------
(In millions of dollars)   2004           2003           2004          2003
- -------------------------------------------------------------------------------
Revenue                    $429           $507         $1,336        $1,447
Expense                     374            371          1,212         1,083
- -------------------------------------------------------------------------------
Operating Income            $55           $136           $124          $364
- -------------------------------------------------------------------------------
Operating Income Margin    12.8%          26.8%           9.3%        25.2%
- -------------------------------------------------------------------------------

     Revenue
     -------
     Putnam's revenue decreased 16% in the third quarter of 2004 reflecting a decrease in fees due to a decline in assets under management partially offset by transaction fees related to private equity investments and transfer agent fees. Assets under management averaged $209 billion in the third quarter of 2004, a 23% decline from the $270 billion managed in the third quarter of 2003. Assets under management aggregated $209 billion at September 30, 2004 compared with $272 billion at September 30, 2003 and $240 billion at December 31, 2003. The change from December 31, 2003 primarily results from net redemptions of $32 billion.

     Putnam receives service fees from the Putnam Mutual Funds for transfer agency, custody and other administrative services, as contracted by the Trustees of the Putnam Mutual Funds. In the third quarter of 2004, the contract for transfer agency services was converted from cost of service to a fixed rate per mutual fund shareholder account. As part of the change in the service fee contract, Putnam will incur certain expenses previously borne by the Putnam Mutual Funds. The change in the service fee calculation resulted in an increase in service fee revenue of $19 million for the third quarter of 2004. Expenses incurred under the contract increased third quarter expenses by $21 million. The change in the service fee contract is expected to have an immaterial impact on operating income in future quarters, but will reduce operating margins by approximately 100 basis points.

     Putnam's revenue declined 8% in the first nine months of 2004 compared to the same period in 2003. The decrease is primarily driven by lower fees due to a decline in assets under management, partially offset by higher investment gains and higher equity income related to T.H.Lee.

     At September 30, 2004, assets held in equity securities represented 68% of assets under management, compared with 74% at September 30, 2003, while investments in fixed income products represented 32%, compared with 26% at September 30, 2003.

     Quarter-end and average assets under management are presented below:

- -------------------------------------------------------------------------------
(In billions of dollars)                         2004             2003
- -------------------------------------------------------------------------------
Mutual Funds:
Growth Equity                                     $37             $ 48
Value Equity                                       39               42
Blend Equity                                       27               36
Fixed Income                                       37               45
- -------------------------------------------------------------------------------
                                                  140              171
- -------------------------------------------------------------------------------
Institutional:
Equity                                             40               76
Fixed Income                                       29               25
- -------------------------------------------------------------------------------
                                                   69              101
- -------------------------------------------------------------------------------
Quarter-end Assets                               $209             $272
- -------------------------------------------------------------------------------
Assets from Non-US Investors                     $ 36             $ 39
- -------------------------------------------------------------------------------
Average Assets                                   $209             $270
- -------------------------------------------------------------------------------

Components of quarter-to-date change
in ending assets under management
- -------------------------------------------------------------------------------
New Sales/(Redemptions)
including Dividends Reinvested               $  (10.5)           $(2.7)
- -------------------------------------------------------------------------------
Impact of PanAgora acquisition                    8.2                -
- -------------------------------------------------------------------------------
Impact of Market/Performance                     (2.1)             7.4
- -------------------------------------------------------------------------------

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

     Expense
     -------

     Putnam's expenses increased 1% in the third quarter of 2004 from the same period of 2003. The increase was primarily due to a $40 million charge related to a settlement agreement in principle with the SEC and $13 million of legal and severance costs related to regulatory issues and repositioning Putnam, mostly offset by a decline in amortization expense for prepaid dealer commissions and lower compensation costs.

     Expenses for the nine months ended September 30, 2004 increased 12% from the same period in 2003. Expenses in 2004 include a $140 million charge for Putnam's regulatory settlements with the SEC and the Secretary of the Commonwealth of the State of Massachusetts. Other significant items recorded in 2004 were severance of $57 million and incremental costs related to regulatory issues and repositioning Putnam, including legal and audit costs of $36 million, communications costs of $16 million and $5 million of other costs. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions and a $25 million credit to compensation expense associated with the settlement with Putnam's former chief executive officer.

     Acquisition
     -----------
     In July 2004, Putnam acquired an additional 30% of the voting stock of PanAgora Asset Management, bringing its total interest to an 80% voting majority. PanAgora offers enhanced index and structured products. This transaction increased Putnam's assets under management by approximately $8 billion.



Consulting
- -----------------------------------------------------------------------------
                             Third Quarter                  Nine Months
- -----------------------------------------------------------------------------
(In millions of dollars)    2004           2003           2004          2003
- -----------------------------------------------------------------------------
Revenue                     $766          $ 690         $2,294        $2,014
Expense                      660            594          1,986         1,736
- -------------------------------------------------- --------------------------
Operating Income            $106          $  96         $  308        $  278
- -----------------------------------------------------------------------------
Operating Income Margin     13.8%          13.9%          13.4%         13.8%
- ----------------------------------------------------------------------------

     Revenue
     -------
     Consulting revenue in the third quarter of 2004 increased 11% over the same period in 2003, primarily due to the impact of acquisitions and foreign currency. Underlying revenue increased 3% due to the higher demand for consulting services resulting from improving economic conditions. On an underlying basis, management and organization change grew 17% and economic consulting grew 7%. Offsetting this growth were declines of 2% in health care and group benefits and 1% in retirement services.

     Consulting revenue for the first nine months of 2004 increased 14% over the same period in 2003. Acquisitions, which accounted for 5% of the revenue growth in 2004, include Oliver, Wyman & Company which closed on April 1, 2003 and Synhrgy HR Technologies which closed in January, 2004. On an underlying basis, revenue increased 3%. Underlying revenue grew 10% in economic consulting, 12% in management and organizational change, 1% in health care & group benefits and 3% in the human capital practices. Underlying revenue growth in retirement services was flat.

     Expense
     -------
     Consulting expenses increased 11% in the third quarter of 2004 compared to 2003. The increase is primarily due to higher compensation and benefit costs and higher amortization expense for intangible assets due to acquisitions and the impact of foreign exchange. On an underlying basis, expenses increased 2% due to increased benefits costs, primarily pension costs. For the nine months, expenses increased 14% over 2003 due to the impact of acquisitions and foreign exchange on compensation and benefit costs and facility costs, as well as increased pension charges. On an underlying basis, expenses increased 3%.

     Corporate Items
     ---------------------------------------------------------------------------

     Corporate Expenses

     Corporate expenses declined 1% in the third quarter of 2004 compared to the same period last year. Corporate expenses for the nine months ended September 30, 2004 include the impact of the final settlement for insured losses related to the WTC. The replacement value of the assets exceeded their book value by $105 million which was recorded in the first quarter as a reduction of other operating expenses.

     Interest
     Interest income earned on corporate funds in the third quarter amounted to $6 million, which was unchanged from the third quarter of 2003. Interest expense of $55 million in 2004 increased from $48 million in the third quarter of 2003 due to an increase in the average outstanding debt. Interest income on corporate funds amounted to $15 million in the first nine months of 2004, a $4 million decrease from the same period in 2003. Interest expense of $153 million increased from $137 million in the same period of 2003 due to an increase in the average outstanding debt due to the issuance of commercial paper and long term debt to fund the acquisition of Kroll. Future borrowing costs will increase due to the credit downgrades discussed in "Financing Cash Flows".

     Income  Taxes
     MMC's consolidated effective tax rate was 65.8% of income before income taxes and minority interest in the third quarter of 2004 compared with 34% in the third quarter of 2003. The effective tax rate for the third quarter of 2004 reflects the impact of Putnam's non-deductible settlement of $40 million, a 38% tax rate on the accrual for potential compensation to Marsh clients of $232 million, and a 34.5% effective tax rate on ongoing operating income excluding these items. The third quarter also reflects the impact of adjusting the year-to-date effective tax rate on ongoing operating income from 33.1% to 34.5%, resulting from changes in the expected geographic mix of MMC's income following the termination of market services agreements. The effective tax rate of 37.8% for the nine months of 2004 includes the impact of Putnam's non-deductible settlements of $140 million, a 40% tax rate on the WTC settlement gain of $105 million, and a 38% tax rate on the accrual of $232 million for potential compensation to Marsh clients. Excluding these items, the effective tax rate applicable to ongoing operations was 34.5% for the first nine months of 2004, compared to 34% for the same period in 2003.

     The American Jobs Creation Act of 2004 was enacted on October 22, 2004, and includes an incentive for U.S. multinationals to repatriate foreign earnings that have previously been permanently reinvested outside the U.S. The elective incentive would allow a dividend received deduction for 85% of certain cash dividends paid in either 2004 or 2005. Management is analyzing this incentive and expects to utilize it to the extent it is beneficial to MMC.

     Liquidity and Capital Resources
     ---------------------------------------------------------------------------

     At September 30, 2004 MMC had total cash and cash equivalents of $577 million, compared with $665 million at December 31, 2003. Historically, cash flows generated from operations have been sufficient to fund ongoing working capital requirements, and to fund dividends and capital expenditures. Historically, MMC has used commercial paper to manage its short term liquidity needs and has maintained revolving credit facilities to support its commercial paper borrowings. MMC's liquidity is currently affected by its current inability to access the commercial paper markets and restrictions on the use of its revolving credit facilities. The potential impact of the issues raised in the civil complaint on MMC's ability to use its revolving credit facilities is discussed in "Financing Cash Flows" below.

     Operating Cash Flows
     --------------------

     MMC generated $1.4 billion of cash from operations for the nine months ended September 30, 2004 compared with $1.6 billion for the same period in 2003. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. The decrease in cash generated from operations compared with the prior year results primarily from higher tax payments in 2004, a higher amount of investment gains, which are included in investing cash flows, as well as normal fluctuations in the timing of payments and receipts of various working capital items. The increase in 2004 of cash outflows related to deferred compensation plans was largely offset by cash generated from the liquidation of assets related to these plans included in the change in other assets in the consolidated statements of cash flows.

     In October 2004 MMC announced the elimination of market services agreements and similar agreements ("MSAs"), effective October 1, 2004. At September 30, 2004 accounts receivable related to accrued market services revenue was $232 million. Subsequent to the filing of the Attorney General's complaint, some insurance companies indicated they may delay payments until the issues concerning market services agreements are clarified. Given the current negative publicity related to MSAs, collection of previously accrued MSA revenue may occur more slowly than expected, or carriers may attempt to avoid payment of MSA fees that were earned by Marsh. On November 1, 2004, MMC announced its intention to collect the market services revenue earned prior October 1, 2004. MMC also announced its intention to place amounts collected into a segregated account to be used in connection with any agreement to compensate Marsh clients that it may reach with the Attorney General of the State of New York.

     For the nine months ended September 30, 2004 and 2003, MSA revenue was $468 million and $552 million, respectively. MSA revenue in the fourth quarter 2003 was $293 million. As discussed earlier, MMC is revising its business model so that revenue for all services provided by MMC is negotiated directly with clients and has eliminated all market services agreements and similar agreements. The elimination of MSAs will negatively impact near-term revenue and operating income. Although MMC expects to be fairly and fully compensated for the services it provides, there is no assurance that revenues under the new model will be sufficient to achieve operating margins and cash flows that are comparable to historical levels. In addition, client revenue may also be reduced due to negative reaction to the issues raised in the complaint.

     MMC's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and international law. There are no current funding requirements for the U.S. plan for the remainder of 2004. MMC has funding requirements for the U.K. plans of approximately $28 million for the remainder of 2004 and $105 million for 2005.

     Under generally accepted accounting principles, if the Accumulated Benefit Obligation of a plan exceeds the fair value of that plan's assets (an "ABO deficit"), an additional minimum liability is recorded. The additional minimum liability is equal to the ABO deficit plus the amount of prepaid pension cost recognized for that plan. The additional minimum liability is established through a charge to other comprehensive income (equity), net of applicable taxes. At September 30, 2004, MMC has prepaid pension costs of approximately $1.3 billion which relate primarily to the U.S. qualified plan and two U.K. plans, as well as some smaller plans in various countries. If one or more plans has an ABO deficit at the December 31, 2004 measurement date, some or all of the prepaid pension costs would be charged as a reduction of equity, in addition to the ABO deficit.

     Financing Cash Flows
     --------------------
     Net cash provided from financing activities was $894 million for the nine months ended September 30, 2004 compared with a $1.2 billion use of cash in the same period of the prior year. Cash generated in 2004 relates primarily to the issuance of commercial paper and long term debt to fund the acquisition of Kroll, Inc in July 2004.

     At September 30, 2004 MMC had four revolving credit facilities aggregating $2.755 billion, in the following amounts: $700 million which expires in June 2005, $355 million which expires in July 2005, $1 billion which expires in June 2007 and $700 million which expires in June 2009. These facilities support MMC's commercial paper borrowings. On September 30, 2004, no amounts were outstanding under any of the facilities. Because of MMC's inability to access the commercial paper markets, MMC expects to need to use these facilities to refinance substantially all of its outstanding commercial paper. As of September 30, 2004, MMC had approximately $1.3 billion and as of October 26, 2004 had approximately $1.9 billion aggregate face amount of commercial paper outstanding, substantially all of which matures before December 30, 2004.

     The matters raised by the civil complaint filed by the Attorney General of the State of New York on October 14, 2004 and described in MMC's Current Report on Form 8-K filed on October 15, 2004 may have prohibited MMC from borrowing under the facilities, which contain standard representations as to no material adverse litigation and compliance with laws. The lenders under each of the facilities agreed to waive the effect of such matters until December 30, 2004. In exchange, MMC agreed that the facilities will be used exclusively to repay existing commercial paper borrowings, and that in order for MMC to borrow under the facilities, the aggregate face amount of outstanding commercial paper cannot exceed $1.9 billion. MMC also agreed not to repurchase its stock and not to permit any of its subsidiaries to incur debt other than under existing facilities during the waiver period.

     MMC has commenced discussions with its lenders to amend or replace the facilities to provide longer-term liquidity. While MMC believes those discussions will achieve that goal before December 30, 2004, there is no assurance that they will be completed by such date. If the negotiations are unsuccessful, MMC will be in default under these facilities and has no other committed source to refinance the amounts expected to be outstanding under these facilities.

     In October 2004, MMC's credit ratings were lowered by Standard & Poor's Corporation to "BBB-plus" and "A-2", for its senior debt and short term debt, respectively. The ratings remain on Credit Watch with negative implications. Moody's Investor Services also lowered MMC's ratings to Baa2 for its senior debt and to P-2 for its short term debt. These ratings remain under review for possible further downgrade. These downgrades will result in increased borrowing costs and limit MMC's access to the commercial paper markets.

     During the third quarter of 2004, MMC did not repurchase any of its common stock. For the nine months ended September 30, 2004, MMC repurchased 11 million shares for $510 million, all of which was purchased in the first and second quarter. During October 2004, MMC repurchased .4 million shares for $14 million, under the terms of a pre-existing 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a black-out period, provided the company communicates its share purchase instructions to the broker prior to the black-out period, pursuant to a written plan that may not be changed.

     MMC paid dividends in the amount of approximately $176 million ($0.34 per share) in the third quarter of 2004. Year to date, MMC has paid dividends of approximately $502 million ($.96 per share). On September 14, 2004, MMC's Board of Directors declared a dividend of $0.34 per share, to be paid on November 15, 2004. MMC's Board will meet in the normal course of business to consider the level of future dividends.

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

     Investing Cash Flows
     --------------------
     Cash used for investing activities amounted to $2.4 billion in the first nine months of 2004 and $333 million for the same period in the prior year. The primary use of cash in the first nine months was for the acquisition of Kroll, Inc., Synhrgy HR Technologies and the Australia and New Zealand operations of Heath Lambert, and payments of approximately $57 million for acquisitions completed in prior years. Remaining cash payments of approximately $67 million related to acquisitions completed in 2004 and 2003 are recorded in Other liabilities in the Consolidated Balance Sheets at September 30, 2004.

     MMC's additions to fixed assets and capitalized software, which amounted to $281 million in the first nine months of 2004 and $335 million in the first nine months last year, primarily relate to computer equipment purchases and the refurbishing and modernizing of office facilities and software development costs.

     The sale of Putnam's interest in its Italian joint venture and related securities along with sales of securities by MMC Capital, generated $174 million of cash during the first nine months of 2004. Securities sales during the same period last year generated $83 million. These sales are included in Other, net in the Consolidated Statements of Cash Flows.

     MMC has committed to potential future investments of approximately $658 million in connection with various MMC Capital private equity funds and other MMC investments. Commitments of $276 million relate to Trident III, a private equity fund managed by MMC Capital, which was formed in 2003. The remaining commitments relate to other funds managed by MMC Capital (approximately $90 million) and by Putnam through T.H. Lee (approximately $292 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $50-$75 million per year but actual capital calls may occur more quickly. The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by MMC Capital related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident II will be harvesting its portfolio in 2005 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

     Putnam has investment commitments of $105 million for three active T.H. Lee funds, of which approximately $50 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future T.H. Lee investment funds, but is not required to do so. At September 30, 2004 none of the $187 million is committed.

     Approximately $47 million was invested in the first nine months of 2004 related to all of the commitments discussed above.

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

     Equity Price Risk
     MMC holds investments in both public and private companies as well as certain private equity funds managed by MMC Capital, including Trident II. Publicly traded investments of $386 million are classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Non-publicly traded investments of $84 million and $338 million are accounted for under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

     Other
     On October 14, 2004, the New York Attorney General's Office filed a Civil Complaint (the "Civil Complaint") in state court against MMC and Marsh, Inc. ("Marsh") asserting claims under New York State law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment and common law fraud. The Civil Complaint is discussed more fully in Note 13 to the consolidated financial statements.

     On November 1, 2004, Marsh announced it is taking steps to collect all amounts owed to it by insurance companies under market services agreements that were in effect prior to October 15, 2004. Amounts collected will be placed into a segregated account to be used in connection with any agreement to compensate Marsh clients it may reach with the Attorney General of the State of New York.

     MMC recorded a $232 million charge in the third quarter of 2004, which equals the recorded net accounts receivable related to market services agreements at September 30, 2004. MMC believes that in light of existing facts and circumstances, $232 million is the appropriate amount to reserve as the minimum potential liability in connection with these matters. The ultimate settlement may vary significantly from that amount. The liability will be reviewed at each quarterly reporting date, based on the facts and circumstances at that time as additional information becomes available and settlement negotiations progress. In the future, the amount accrued will not necessarily be equal to the amount of market services agreement revenue collected and/or accrued.

     Putnam has reached an agreement in principle with the staff of the Philadelphia office of the SEC to enter into a settlement concerning Putnam's alleged failure to make adequate disclosures regarding certain brokerage allocation practices prior to 2004. These practices involved the relationship between the direction of brokerage commissions to broker-dealers on portfolio transactions and the sales by those broker-dealers of shares of Putnam mutual funds. Under the agreement in principle, Putnam would pay a non-deductible civil penalty in the amount of $40 million and disgorgement in the amount of $1 which was recorded as a charge to earnings in the third quarter of 2004. The total amount of the payment would go to certain Putnam funds. Putnam would neither admit nor deny wrongdoing as part of the settlement. The settlement remains subject to the negotiation of final documentation and approval by the Commissioners of the SEC.

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

                           PART II. OTHER INFORMATION

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES

               INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

                               September 30, 2004



     Item 1. Legal Proceedings.

     The information set forth in Note 13 to the financial statements provided in Part I, Item 1 of this Report, is incorporated herein by reference.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the third quarter of 2004. Share repurchases are recorded on a trade date basis.

                     Issuer Repurchases of Equity Securities

                       (a)                 (b)                   (c)                     (d)
                                                                  Total Number of        Maximum Number of
                        Total Number of      Average Price      Shares Purchased as     Shares that May Yet
                        Shares Purchased     Paid per Share       Part of Publicly      Be Purchased Under
                                                                 Announced Plans or        the Plans or
Period                                                           Programs (1)             Programs
- -----------------------------------------------------------------------------------------------------------

July 1, 2004 -                 0                   --                    0                  50,309,636
July 31, 2004

August 1, 2004 -               0                   --                    0                  50,309,636
August 31, 2004

September 1, 2004 -            0                   --                    0                  50,309,636
September 30, 2004
- ------------------------------------------ ------------------- ----------------------- ---------------------
            Total              0                   --                    0                  50,309,636
- ------------------------------------------------------------------------------------------------------------

     (1) As set forth in its public filings, MMC has engaged in an ongoing share repurchase program. On March 18, 1999, MMC's board of directors authorized the repurchase of up to 40 million shares of MMC's common stock and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations and MMC may repurchase its shares under each of these authorizations in the future. MMC periodically purchases shares of its common stock, in the open market or otherwise, subject to market conditions, for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs.

     Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of MMC was held on May 20, 2004. Represented at the Meeting, at which stockholders took the following actions, were 444,596,374 shares or 85.82% of MMC's 518,157,649 shares of common stock outstanding and entitled to vote:

     1. MMC's stockholders elected the six (6) director nominees named below, with each receiving the following votes:


                                  Number of Shares            Number of Shares
                                     Voted For             Voted to be Withheld

  Lewis W. Bernard                   412,328,078               32,268,296
  Mathis Cabiallavetta               426,415,222               18,181,152
  Zachary W. Carter                  432,052,720               12,543,654
  Robert F. Erburu                   413,644,232               30,952,142
  Oscar Fanjul                       409,114,104               35,482,270
  Ray J. Groves                      423,002,664               21,593,710

     2. Deloitte & Touche LLP was ratified as MMC's independent auditors for the year ending December 31, 2004 with a favorable vote of 429,716,651 of the shares represented (11,560,387 against and 3,319,335 abstaining).

     Item 5. Other Information. [ Add current Form 8-K information to be reported, if any]

     Item 6. Exhibits.

             3.  MMC By-Laws, as amended on October 25, 2004.

            10.1 Form of Awards under the 2000 Employee  Incentive and Stock
                 Award Plan

            10.2 Form of Awards  under the 2000  Senior  Executive  Incentive and Stock Award Plan

            12.  Statement Re: Computation of Ratio of Earnings to Fixed
                 Charges.

            31.  Rule 13a-14(a)/15d-14(a) Certifications.

            32.  Section 1350 Certifications.

                        MARSH & McLENNAN COMPANIES, INC.
                                AND SUBSIDIARIES



                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this November 9, 2004 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                                MARSH & McLENNAN COMPANIES, INC.



                                                /s/ Sandra S. Wijnberg
                                                Senior Vice President and
                                                Chief Financial Officer