Form 10-K
period 2004-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2005-03-09
CIK 62709

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                           Commission File No. 1-5998
                        Marsh & McLennan Companies, Inc.
             (Exact name of Registrant as Specified in Its Charter)

               Delaware                               36-2668272
   (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or Organization)
                           1166 Avenue of the Americas
                          New York, New York 10036-2774
               (Address of Principal Executive Offices; Zip Code)

Registrant's telephone number, including area code:  (212) 345-5000


Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
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

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X . No___.

       As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $23,503,586,889.

       As of February 18, 2004, there were outstanding 528,922,434 shares of common stock, par value $1.00 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
              (only to the extent set forth in the part indicated)

       Notice and Proxy Statement for the 2005 Annual Meeting of Stockholders to
       be filed within 120 days after December 31, 2004...... Part III

--------------------------------------------------------------------------------

                        MARSH & McLENNAN COMPANIES, INC.

                                 --------------

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                 --------------


                                     PART I

Item 1.    Business.
------     --------

         Marsh & McLennan Companies, Inc. ("MMC"), is a global professional services firm with origins dating from 1871 in the United States. MMC is the parent company of various subsidiaries and affiliates that provide clients with analysis, advice and transactional capabilities in the fields of risk and insurance services, investment management and consulting and human resource services.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 on pages 27 through 50 of this report for a discussion of MMC's revenues and operating income by industry segment for each of the last three fiscal years.

Risk and Insurance Services
---------------------------

MMC's risk and insurance services are provided by its subsidiaries and their affiliates as broker, agent or consultant for insureds, insurance underwriters and other brokers on a worldwide basis in the areas of:

     o   risk management and insurance broking,
     o   reinsurance broking and services,
     o   risk consulting and technology services, and
     o   related insurance services.

Risk management and consulting, insurance broking and insurance program management services are provided for businesses, public entities, associations, professional services organizations and private clients under the Marsh name. Reinsurance broking, catastrophe and financial modeling services and related advisory functions are conducted for insurance and reinsurance companies principally under the Guy Carpenter name. Various risk consulting and technology services are provided to businesses, governments and individuals throughout the world primarily under the Kroll name. Underwriting management and wholesale broking services are performed for a wide range of clients under various names, the largest of which is Crump. Claims and associated productivity services are provided by Sedgwick Claims Management Services. In addition, MMC Capital provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments. On February 28, 2005, MMC signed a letter of intent providing for the transfer of MMC Capital's business, including the management of the Trident Funds, to a company to be formed by MMC Capital's senior management, including its chairman and chief executive officer. The transfer is expected to close by the end of the second quarter 2005.

     Marsh. Marsh serves clients with risk and insurance services in more than 100 countries in all principal regions of the world where insurance business is conducted. These clients are engaged in essentially all of the major areas of manufacturing and services found in the world economy. Business clients range from prominent worldwide corporations to mid-size and small businesses and professional service organizations. Marsh's clientele also includes government agencies, high-net-worth individuals, and individuals served through affinity groups and employer-based programs.

         The services provided by Marsh's operating units include the identification, analysis, estimation, mitigation, financing and transfer of risks that arise from client operations and assets. These client risks relate to damage to property, various liability exposures, and other factors that could result in financial loss, including large and complex risks that require access to world insurance and financial markets. Risks addressed go beyond traditional property-liability areas to include a widening range of exposures. Examples of these risks include employment practices liability, the launch and operation of rockets and spacecraft, the development and operation of technology resources (such as computers, communications networks and websites), the theft or loss of intellectual property, copyright infringement, the remediation of environmental pollution, exposures related to mergers and acquisitions, the interruption of revenue streams derived from leasing and credit operations, political risks and various other financial, strategic and operating exposures.

         Marsh's subsidiaries provide a broad spectrum of services requiring expertise in multiple disciplines: identifying, estimating and mitigating risk; conducting negotiations and placement transactions with the worldwide insurance and capital markets; gaining knowledge of specific insurance product lines and technical aspects of client operations, industries and fields of business; performing actuarial analyses; and understanding the regulatory and legal environments of various countries. Once client risks are identified, Marsh provides advice on addressing those exposures, including structuring programs for retaining, mitigating, financing, and transferring the risks in combinations that vary according to the risk profiles, requirements and preferences of clients.

         Specific professional functions provided by Marsh in the risk management and mitigation process include loss-control services, placement of client risks with the worldwide insurance and capital markets (risk transfer), development of alternative risk financing methods and establishment and management of specialized insurance companies owned by clients ("captive insurance companies"). Marsh and its subsidiaries also provide insurance support services such as claims collection, claims advocacy, injury management, claims administration, and other insurance and risk related services.

         Marsh operates principally through the offices of its subsidiaries and affiliates in various countries around the world. In certain countries, correspondent relationships are maintained with unaffiliated firms.

         Marsh's Affinity and Private Client Practices business unit provides advice and program services to corporate and association clients globally and to individual clients in the United States. Marsh's Affinity practice provides associations with the design, marketing, and administration of a variety of insurance-related products purchased by the association members. The Affinity practice also offers services and administration to corporations for employee voluntary payroll deduction programs and insurance- and benefit-related programs. Marsh's Private Client Services practice markets specialized risk and insurance programs to high net worth individuals and family offices. Marsh's Financial Services practice offers key-person and executive benefit programs, as well as planning and wealth preservation solutions for affluent individuals.

         Marsh provides underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages. Marsh also provides wholesale broking services, consisting of specialized placement services for affiliated and unaffiliated brokers, in the United States and United Kingdom. These underwriting management and wholesale broking services are provided under various names apart from Marsh.

         Sedgwick Claims Management Services, a majority-owned subsidiary of Marsh, is a leading provider of various claims and productivity management solutions to North American clients. It provides claims administration and related services principally for workers' compensation, employers' liability, general liability, automobile liability, and short and long term disability claims.

     Guy Carpenter. Guy Carpenter, its subsidiaries and affiliates provide reinsurance services to insurance and reinsurance companies and other risk assumption entities. An insurance or reinsurance company client may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter principally addresses treaty reinsurance, which concerns an entire class of business, and facultative reinsurance, which focuses selectively on individual risks, for property and casualty lines. Guy Carpenter also provides reinsurance solutions in various specialty practice areas such as professional liability, medical malpractice, agriculture, marine, accident & health, life & annuity, and alternative risk transfer. These reinsurance services include providing advice, placing coverages with reinsurance markets, arranging risk-transfer financing with capital markets, claims and run-off services. Guy Carpenter also provides its clients with numerous related services such as actuarial, financial and regulatory consulting, portfolio analysis, advanced catastrophe modeling through its Instrat(R) unit. Guy Carpenter's offices are located principally in North and South America, Europe and Asia Pacific.

     Kroll. MMC acquired Kroll Inc. in July 2004. Kroll provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These risk consulting services fall into three main business groups: (1) corporate advisory and restructuring services,
(2) consulting services and (3) technology services. Kroll provides corporate advisory and restructuring services to financially troubled companies throughout North America and Europe. These services are provided in the areas of corporate restructuring and operational turnaround, strategic advice, financial crisis management and corporate finance. Kroll provides independent consulting services that are free from the audit conflicts incurred by major accounting firms. These services include business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, market intelligence, intellectual property and infringement investigations, corporate security consulting and emergency management. In its technology services business area, Kroll provides electronic discovery, data recovery and computer forensics services, risk technologies, along with related software solutions. Finally, Kroll works closely with Marsh's Risk Consulting practice in providing Marsh clients with a broad range of consulting and technology services.

     MMC Capital. MMC Capital is a private equity firm that manages investments and committed capital of more than $2 billion. During the past ten years, MMC Capital has targeted investments in the insurance and financial services industries as the investment manager of the Trident Funds, which consist of The Trident Partnership formed in 1994, Trident II formed in 1999 and Trident III formed in 2003. Investors in these funds include MMC Capital's corporate parent and other investors.

         MMC Capital's investment activities date back to the mid-1980s when MMC was instrumental in sponsoring several Bermuda-based insurance and reinsurance companies, including ACE Limited, XL Capital Ltd., Centre Reinsurance Holdings Limited and Mid Ocean Limited. More recently, MMC Capital helped to develop an additional source of insurance and reinsurance capacity after the September 11, 2001 terrorist attacks through the formation of AXIS Capital Holdings Limited.

         As a result of the foregoing activities, subsidiaries and affiliates of MMC may have direct or indirect investments in insurance and reinsurance companies, including entities at Lloyd's, which are considered for client placements by MMC's insurance and reinsurance brokerage businesses.

         On February 28, 2005, MMC signed a letter of intent providing for the transfer of MMC Capital's business, including the management of the Trident Funds, to a company to be formed by MMC Capital's senior management, including its chairman and chief executive officer. MMC will maintain a strategic alliance with the acquisition company and continue certain of its investments in the Trident funds. In addition, MMC may maintain its investments in certain insurance and reinsurance companies.

     Compensation for Services.
     --------------------------

     The revenue attributable to MMC's risk and insurance services consisted primarily of fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and compensation for billing and related services in the form of interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds. Revenue in 2004 also included market service fees from insurers earned prior to October 1, 2004.

     Revenue generated by risk and insurance services depends on the value to clients of the services provided. These revenues are affected by premium rate levels in the property and casualty and employee benefits insurance markets, since compensation is frequently related to the premiums paid by insureds. In many cases, compensation may be negotiated in advance on the basis of the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients (including insurance companies that are clients in the reinsurance intermediary business) and the volume of business from new and existing clients, as well as by the level of interest realized on the investment of fiduciary funds, and foreign exchange rate fluctuations.

     Market services revenue had been part of the overall compensation for Marsh's services in 2004. Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. No such compensation will be earned for placements made after October 1, 2004.

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

         The investment of fiduciary funds is governed by the applicable laws or regulations of insurance authorities of the states in the United States and in other jurisdictions in which MMC's subsidiaries do business. These laws and regulations typically govern the manner in which such funds must be segregated and limit the type of investments that may be made with such funds. The amount of funds invested and interest rates vary from time to time.

         Compensation for the various risk consulting and related risk mitigation services provided by Kroll subsidiaries consists of fees paid by clients. Kroll charges such fees typically on an hourly, project, or fixed fee basis, and sometimes on a per service or per unit basis. Compensation for risk and insurance services also was received by MMC Capital in connection with the organization, structuring and management of insurance, financial services and other industry-focused investments, including fees and dividends, as well as appreciation or depreciation that has been recognized on holdings in such entities.

Investment Management
---------------------

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

     Investment Management Services. Putnam's investment management services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly-held investment companies. As of December 31, 2004, there were 110 such funds (the "Putnam Funds") registered under the Investment Company Act of 1940, including 14 closed-end investment companies whose shares are traded on various major domestic stock exchanges. A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided on a separately managed or commingled basis to individuals, corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts.

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

         Putnam has a minority interest in Thomas H. Lee Partners ("THL"), a private equity investment firm, from which Putnam receives transactions fees. In addition, Putnam and THL formed a joint venture entity, TH Lee, Putnam Capital in which Putnam owns a 25% interest. THL and TH Lee, Putnam Capital offer private equity and alternative investment funds for institutional and high-net-worth investors. Putnam is also an investor in certain of those funds.

         During 2004, Putnam acquired an additional 30% of the voting stock of PanAgora Asset Management, Inc. ("PanAgora"), increasing its voting ownership to 80%. PanAgora, which was established in 1989, manages quantitative and fixed-income investments for institutional clients. As a direct result of this transaction, Putnam's reported assets under management increased by approximately $8 billion.

         Assets managed by Putnam, on which management fees are earned, aggregated approximately $213 billion and $240 billion as of December 31, 2004 and 2003, respectively, invested both domestically and globally. Average assets under management were approximately $217 billion and $258 billion for 2004 and 2003, respectively. Mutual fund assets aggregated $143 billion at December 31, 2004 and $163 billion at December 31, 2003. Institutional account assets aggregated $70 billion at December 31, 2004 and $77 billion at December 31, 2003. Assets held in equity securities at December 31, 2004 represented 69% of assets under management, compared with 72% in 2003 and 73% in 2002, while investments in fixed income products represented 31%, compared with 28% in 2003 and 27% in 2002. Assets from non-U.S. investors aggregated approximately $38 billion and $39 billion at December 31, 2004 and 2003, respectively.

         The investment management services provided to the Putnam Funds and institutional accounts are performed pursuant to advisory contracts, which provide for fees payable to the Putnam company that manages the account. The amount of the fees varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. Such contracts automatically terminate in the event of their assignment, generally may be terminated by either party without penalty and, as to contracts with the Putnam Funds, continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Mutual Funds' Trustees ("Trustees"), including a majority who are not affiliated with Putnam. Amendments to fund advisory contracts must be approved by fund shareholders. "Assignment" includes any direct or indirect transfer of a controlling block of voting stock in Putnam or MMC. The management of Putnam and the Trustees regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. A reduction in management fees payable under these contracts and/or the termination of one or more of these contracts could have a material adverse effect on Putnam's results of operations.

     Putnam Fiduciary Trust Company. A Putnam subsidiary, Putnam Fiduciary Trust Company ("PFTC"), a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. PFTC receives compensation from the Putnam Funds for such services pursuant to written investor servicing agreements which may be terminated by either party on 90 days' notice, and pursuant to written custody agreements which may be terminated by either party on 30 days' notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided. Effective July 1, 2004, the compensation paid under the contracts for transfer agent services was amended from a cost of service structure to a fixed fee structure for the remainder of 2004. An additional amendment, effective January 1, 2005, changes the transfer agent servicing fee to a fixed rate per retail shareholder account and a fixed rate service fee based on assets under management for mutual fund defined contribution shareholders. Included in the amendments, PFTC will incur certain expenses, including sub-transfer agent fees and communications costs, previously borne directly by the Putnam Funds. PFTC assumes the financial responsibility and risks associated with changes in these expenses. In addition, PFTC provides administrative and trustee (or custodial) services, including transfer agent services for individual retirement accounts and other clients, for which it receives compensation pursuant to service and trust or custodian contracts with plan participants and the Putnam Funds.

         Through December 31, 2004, PFTC also provided administrative and trustee (or custodial) services consisting of participant accounting and plan administration services for certain qualified contribution employee benefit plans (in particular 401(k) plans, certain defined benefit plans (cash-balance plans), employee stock purchase plans and certain non-qualified compensation plans), for which it received compensation pursuant to service and trust or custodian contracts with plan sponsors. In the case of employee benefit plans, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments. Effective January 1, 2005, this defined contribution plan servicing business was transferred to newly-formed subsidiaries of Mercer, Inc., where it will operate under the names Mercer HR Services and Mercer Trust Company. Plan sponsors may continue to include Putnam mutual funds and other Putnam managed products as investment options for the employee benefit plans serviced by Mercer HR Services.

     Putnam Retail Management Limited Partnership. Putnam Retail Management Limited Partnership ("PRM"), a Putnam subsidiary and a registered broker dealer and member of the National Association of Securities Dealers ("NASD"), acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of open-end funds are generally sold to investors at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount and class of shares purchased. In some cases the sales charge is assessed only if the shares are redeemed within a stated time period. In accordance with certain terms and conditions described in the prospectuses for these funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another Putnam Fund without paying additional sales charges.

         All open-end Putnam Funds other than a money market fund have adopted and put in place distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940. Pursuant to these distribution plans, the Putnam Funds make payments to PRM to cover costs relating to distribution of the Putnam Funds and services provided to shareholders at rates that differ by class of shares. These payments enable PRM to pay service fees and other continuing compensation to firms that provide services to Putnam Fund shareholders and distribute shares of the Putnam Funds. Some Rule 12b-1 fees are retained by PRM as compensation for the costs of distribution and other services provided by Putnam and its affiliates to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These 12b-1 distribution plans, and payments made by the Putnam Funds thereunder, are subject to annual renewal by the Trustees and to termination by vote of the shareholders of the Putnam Funds or by vote of a majority of the Trustees who are not affiliated with Putnam. Failure of the Trustees to approve continuation of the Rule 12b-1 plans for Class B (deferred sales charge) shares would have a material adverse effect on Putnam's business and results of operations. The Trustees also have the ability to reduce the level of 12b-1 fees paid by a fund or to make other changes that would reduce the amount of 12b-1 fees received by Putnam. Such changes could have a material adverse effect on Putnam's business and results of operations.

     Compensation for Services. Putnam's revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and investment management fees for institutional accounts. Investment management revenues depend largely on the total value and composition of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. U.S. equity markets showed modest appreciation in 2004, following substantial growth in the second half of 2003. Prior to the second half of 2003, US equity markets declined steadily for over three years. In 2004, assets under management continued to be adversely affected by, and may continue to be adversely affected in the future by, increased redemptions in response to the underperformance of certain Putnam funds relative to competing products in the mutual fund marketplace and the market timing related issues and other events that gave rise to the administrative proceedings brought by the Securities and Exchange Commission ("SEC") and the Massachusetts Secretary of the Commonwealth in the fourth quarter of 2003. These proceedings and the settlement thereof are discussed in more detail in Note 15 to the Consolidated Financial Statements included under Item 8 of this report. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at current levels.

         Revenue levels are sensitive to all of the factors above, but in particular to significant changes in bond and stock market valuations and net flows into and out of Putnam's funds. Fluctuations in the prices of stocks will have an effect on equity assets under management and may influence the flow of monies to and from equity funds and accounts. Fluctuations in interest rates and in the yield curve have a similar effect on fixed income assets under management and may influence the flow of monies to and from fixed-income funds and accounts.

Consulting and HR Services
--------------------------

         Under the Mercer name, subsidiaries and affiliates of MMC, separately and in collaboration, provide consulting and human resource ("HR") outsourcing services from locations around the world, primarily to business organizations, in the areas of:

     o Retirement Services including retirement consulting, administration and investment consulting and discretionary investment management;

     o   Health Care & Group Benefits consulting and administration;

     o Human Capital consulting and administration including performance, measurement and rewards, communication and HR technology & operations consulting;

     o Management and Organizational Change consulting comprising risk and strategy, operations, organizational change, leadership, organizational design and corporate branding; and

     o   Economic consulting.

         Mercer Human Resource Consulting professionals provide consulting advice and services to corporate, government and institutional clients in more than 40 countries throughout the world. These consultants help their client organizations to develop, execute and measure their retirement and health care and group benefits programs, policies and strategies. Consultants similarly help clients understand their human capital, or workforce, practices in a systemic way and develop strategies and programs to utilize their human capital to their competitive advantage. During 2004 it was announced that the health care and group benefit activities of Marsh and Mercer will be combined under varying organizational structures and time tables globally. We currently anticipate that the combination will be substantially completed during 2005, but that timing is dependent on local legal requirements, including insurance licensing. When complete, Mercer's Health and Benefits business is expected to operate in approximately 60 countries.

         In certain locations outside of the United States, Mercer Human Resource Consulting advises individuals in the investment and disposition of lump sum retirement benefits and other retirement savings and offers a retirement trust service which incorporates plan administration, trustee services and investment manager selection. As of December 31, 2004, retirement plan assets invested through the firm's Australian retirement trust totaled US$6.4 billion, representing the interests of about 146,000 participants.

         Under the Mercer Investment Consulting name, the firm assists trustees of pension funds and other institutional investors in the selection of investment managers and investment strategies. In the U.S., Mercer Investment Consulting, through an NASD registered broker dealer affiliate and in connection with its investment consulting business, assists investment consulting clients in asset transitions when a new investment manager is selected. Mercer has announced to clients that it will close this broker-dealer business in the first half of 2005.

         During 2004 Mercer in the U.S. established a "funds-of-managers" business marketed initially as Mercer Directed Investment Services and now known as Mercer Global Investments. A funds-of-managers business entails utilizing multiple third party investment managers selected by Mercer to invest client assets. Commencing in 2005, most client assets are expected to be invested in either investment companies subadvised by multiple investment managers or in a group trust maintained by Mercer Trust Company, described below. During

2005, Mercer plans to extend its funds-of-managers business to countries other than the U.S. In Australia, Mercer already operates funds-of-managers as part of its Mercer retirement trust offering. Total assets under management as of December 31, 2004 in the funds-of-managers structure were approximately $309 million in the U.S. and US$6.4 billion in Australia.

         Mercer Human Resource Consulting also has an HR outsourcing business that helps clients administer their retirement, group benefits and other human resource programs. Effective December 31, 2004, Mercer's U.S. defined benefit plan and human resource administration business was combined with the administrative and trustee (or custodial) services previously conducted by Putnam Fiduciary Trust Company, a sister company, consisting of participant accounting and plan administration services for certain qualified contribution employee benefit plans (in particular 401(k) plans, certain defined benefit plans (cash-balance plans), employee stock purchase plans and certain non-qualified compensation plans). These businesses will be operated by newly-formed subsidiaries of Mercer, Inc. and will operate under the names Mercer HR Services and Mercer Trust Company. Compensation for these HR outsourcing services is received pursuant to service and trust or custodian contracts with plan sponsors. In the case of employee benefit plans, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam managed products, as well as employer stock and other non-Putnam investments.

         Mercer Management Consulting provides advice and assistance on issues of business strategy and operational execution, primarily to large corporations in North America, Europe and Asia. Consultants help clients anticipate and realize future sources of value growth based on insights into rapidly changing customer priorities, economics and markets. Mercer Management Consulting also assists its clients in the implementation of their strategies. Under the Mercer Oliver Wyman name, Mercer Management Consulting provides risk and strategy consulting, primarily to clients in the financial services sector, as well as actuarial consulting services to insurance companies, government entities and other organizations. Under the Lippincott Mercer name, Mercer Management Consulting advises leading corporations on issues relating to brand, corporate identity and image.

         Mercer Delta Organizational Consulting, with offices in North America and Europe, works with senior executives and chief executive officers of major corporations and other institutions on organizational design and leadership of organizational change.

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

     Compensation for Services. The major component of Mercer's revenue is fees paid by clients for advice and services. A smaller percentage of revenue is in the form of commissions received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. The investment consulting practice receives compensation based on fees for service and sometimes is compensated based on assets under management. Revenue for the discretionary investment management business (Mercer Global Investments and the Australian trust business) is based principally on fees calculated as a percentage of assets under management. A relatively small amount of revenue was derived in 2004 from brokerage commissions in connection with a registered securities broker-dealer.

         Revenue in the consulting business is affected by, among other things, economic conditions around the world, including changes in clients' industries and markets. Furthermore, revenue is subject to the introduction of new products and services, broad trends in employee demographics, the effect of government policies and regulations, market valuations, and interest and foreign exchange rate fluctuations. Revenues from the provision of discretionary investment management services and retirement trust and administrative services are significantly affected by changes in bond and stock market valuations.

Regulation
----------

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

         In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and similar matters. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, MMC follows practices based on its interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that MMC may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise fined or penalized in a given jurisdiction.

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

         Certain risk consulting and investigative activities engaged in by Kroll are licensed and regulated at the federal, state and local level in the U.S. and abroad. Many of these activities also involve the use of data from outside sources including third party vendors and governmental records. Changes in, or the implementation of new, laws and regulations, particularly relating to privacy, could interfere with access to and use of such data. A substance abuse testing laboratory owned by a Kroll subsidiary is certified on the federal level and licensed in a number of states.

     Investment Management. Putnam's securities investment management activities are subject to regulation in the United States by the SEC and other federal, state and self regulatory authorities, in the United Kingdom and Japan by their respective national securities regulatory authorities, and in certain other countries in which it does business. Investment advisers with mutual fund and institutional clients are subject to extensive new SEC regulations, and may become subject to additional SEC regulations in the future, which might entail substantial new administrative obligations and associated costs and compliance risks for Putnam.

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

     Consulting and HR Services. Mercer's largest service area, retirement-related consulting, is subject to pension law and financial regulation in many countries, including regulation by the Financial Services Authority in the UK. In addition, the provision of services related to brokerage activities, merger and acquisition assistance, trustee services, investment matters (including advice to individuals on the investment of personal pension assets and assumption of discretionary investment management responsibilities) and the placing of individual and group insurance contracts subjects Mercer Human Resource Consulting subsidiaries to insurance, investment or securities regulations and licensing in various jurisdictions.

Competitive Conditions
----------------------

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

         Kroll competes with other national and international firms that provide similar services in the fields of accounting, corporate advisory and restructuring services, investigative and security services, consulting and technology services.

         MMC Capital competes with other organizations that set up private equity funds to structure and manage investments in the insurance industry. These organizations include insurance companies, brokers and other market participants. As disclosed above, on February 28, 2005, MMC signed a letter of intent providing for the transfer of MMC Capital's business, including the management of the Trident Funds, to a company to be formed by MMC Capital's senior management. The transfer is expected to close by the end of the second quarter 2005.

     Investment Management. Putnam Investments is one of the largest investment management firms in the United States. The investment management business is highly competitive. In addition to competition from firms already in the investment management business, including public and private firms, commercial banks, stock brokerage and investment banking firms, and insurance companies, there is competition from other firms offering financial services and other investment alternatives. Although Putnam Investments has expanded its marketing and distribution outside the U.S., it competes in non-U.S. markets with local and global firms, many of whom have much larger investment management businesses in their respective non-U.S. markets. Putnam's competitive position continued to be adversely affected in 2004, and may continue to be adversely affected in the future, by the underperformance of certain Putnam funds relative to competing products in the mutual fund marketplace.

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

         In 2004, Putnam's competitive position was adversely affected, and may continue to be adversely affected in the future, by the market timing related issues and other events that gave rise to the administrative proceedings brought by the SEC and the Massachusetts Secretary of the Commonwealth in the fourth quarter of 2003. These proceedings and the settlement thereof are discussed in more detail in Note 15 to the Consolidated Financial Statements included under
Item 8 of this report. The management team at Putnam is committed to restoring Putnam's reputation for reliability and integrity. Any further damage to Putnam's reputation could have a material adverse effect on Putnam.

     Consulting and HR Services. Mercer, one of the largest global consulting firms, is a leader in many of its businesses. Mercer Human Resource Consulting is the world's largest human resources consulting organization.

         MMC's consulting and HR outsourcing businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. Competitors include independent consulting and outsourcing firms as well as consulting and outsourcing operations affiliated with accounting, information systems, technology and financial services firms. The employee benefit plan administrative and trustee business of Putnam Fiduciary Trust Company that was recently combined with Mercer's HR outsourcing business was adversely affected in 2004 by the market timing related issues and other events that gave rise to the administrative proceedings brought by the SEC and the Massachusetts Secretary of the Commonwealth in the fourth quarter of 2003. These events, as well as continued underperformance of certain Putnam funds relative to competing products in the mutual fund marketplace, may continue to adversely affect the combined HR outsourcing businesses in the future. Mercer's investment services face competition from many sources, including funds-of-managers operated by other investment consulting firms and financial institutions. Mercer's recently established funds-of-managers business, in particular, faces significant competition from entrenched rivals with greater experience in that market. For most of the services provided by Mercer, clients also have the option of handling these issues internally without assistance from outside advisors.

Segmentation of Activity by Type of Service and Geographic Area of Operation.
----------------------------------------------------------------------------

         Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements below under Item
8 on pages 95 to 97 of this report. MMC's non-U.S. operations are subject to the customary risks involved in doing business in other countries, including currency fluctuations and exchange controls.

Employees
---------

         As of January 31, 2005, MMC and its consolidated subsidiaries employed about 61,800 people worldwide, of whom approximately 39,750 were employed by subsidiaries providing risk and insurance services, approximately 3,450 were employed by subsidiaries providing investment management services, approximately 18,000 (including approximately 1,300 employees transferred to Mercer HR Services and Mercer Trust Company on January 1, 2005) were employed by subsidiaries providing consulting services, and approximately 600 were employed by MMC.

Executive Officers of MMC
-------------------------

         The executive officers of MMC are elected annually. As of February 28, 2005, the following individuals were executive officers of MMC:

                  Michael A. Beber, age [45], is senior vice president and chief strategic development officer of MMC, a position he has held since early January 2005. From February 1999 through December 2004, Mr. Beber was executive vice president for strategic development and president of the Background Screening Group of Kroll Inc., which MMC acquired in July 2004. From August 1991 to January 1999, Mr. Beber was a principal with Kroll Lindquist Avey, which Kroll acquired in June 1998. Prior to joining Lindquist Avey, Mr. Beber was a partner with BDO LLP, a senior manager with KPMG Peat Marwick, and a senior accountant with PriceWaterhouse (now PriceWaterhouseCoopers).

                  Peter J. Beshar, age 43, is senior vice president, general counsel and corporate secretary of MMC. Before joining MMC in November of 2004, Mr. Beshar was a litigation partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office.

                  Francis N. Bonsignore, age 58, is senior vice president, executive resources & development of MMC. He previously served as senior vice president, human resources & administration from 1990 through June 2001. Immediately prior thereto he was partner and national director, human resources for Price Waterhouse.

                  Mathis Cabiallavetta, age 60, is chairman of MMC International and a member of MMC's International Advisory Board. Prior to joining MMC in 1999, Mr. Cabiallavetta was chairman of the board of UBS A.G., a company he joined in 1971. Mr. Cabiallavetta is a director of Altria Group, Inc., HBM BioVentures AG and the Swiss American Chamber of Commerce.

                  Michael G. Cherkasky, age 54, is president and chief executive officer of MMC. He is also chairman and chief executive officer of Marsh Inc., MMC's risk and insurance services subsidiary. Prior to being named to his current positions in October 2004, Mr. Cherkasky was president and chief executive officer of Kroll Inc., the global risk consulting company acquired by MMC in July 2004. Since then, he had also been responsible for Marsh's Risk Consulting Practice. Mr. Cherkasky joined Kroll in 1994, rising to the position of president and chief executive officer in 2001. Prior to joining Kroll, Mr. Cherkasky spent 16 years in the criminal justice system, including serving as chief of the Investigations Division for the New York County District Attorney's Office.

                  Charles A. Davis, age 56, is chairman and chief executive officer of MMC Capital. He joined MMC Capital as president in 1998, was named chief executive officer in 1999 and chairman in 2002. He was vice chairman of MMC from 1999 to 2004. Prior to joining MMC, Mr. Davis was a partner of Goldman Sachs Group L.P., a firm he joined in 1975. Mr. Davis is a director of Axis Capital Holdings Limited, Media General, Inc., Progressive Corporation and Merchants Bancshares, Inc.

                  Simon Freakley, age 43, is president and chief executive officer of Kroll Inc., a position he has held since October 2004. Mr. Freakley was previously a director of Kroll Inc. since June 2003 and head of Kroll's Consulting Group since April 2004. He was president of Kroll's Corporate Advisory & Restructuring Group from September 2002 until its consolidation with Kroll's Consulting Services Group in April 2004. From 1996 until his appointment as Kroll's CEO, Mr. Freakley was also managing partner of Kroll Ltd. (previously Kroll Buchler Phillips and Buchler Phillips), Kroll's U.K.-based corporate advisory and restructuring subsidiary. Mr. Freakley joined Buchler Phillips in 1992, and in 1999, the firm was acquired by Kroll.

                  E. Scott Gilbert, age 49, is senior vice president and chief compliance officer of MMC. Prior to joining MMC in January 2005, he was the chief compliance counsel of the General Electric Company since September 2004. Prior thereto, he was counsel, litigation and legal policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney for the Southern District of New York.

                  Charles E. Haldeman, age 56, is president and chief executive officer of Putnam Investments. Mr. Haldeman joined Putnam in October 2002 as senior managing director and co-head of Investments. He was named president and chief executive officer in November 2003. Before joining Putnam, Mr. Haldeman was president and chief executive officer of Delaware Investments from 2000 to 2002, president and chief operating officer of United Asset Management Corporation from 1998 to 2000, and a partner and director of Cooke & Bieler, Inc. from 1974 to 1998.

                  David J. Morrison, age 57, is president and chief executive officer of Mercer Management Consulting ("Mercer MC"). Prior to assuming his current position in November 2002, he was vice chairman of Mercer MC since January 2000. From July 1998 to December 1999 he served as head of Mercer MC's Strategic Capabilities Group. Mr. Morrison joined Mercer MC as vice president in December 1997 when Mercer acquired Corporate Decisions, Inc., of which he was the president and a significant shareholder. Mr. Morrison has been a member of the Mercer, Inc. board of directors since January 2000.

                  Michael A. Petrullo, age 36, is senior vice president and chief administrative officer of MMC. After MMC's acquisition of Kroll in July 2004, Mr. Petrullo became chief financial officer for the risk consulting businesses of Marsh and Kroll until assuming his current position with MMC in January 2005. Mr. Petrullo was chief operating officer and executive vice president of Kroll Inc. from December 2002 to July 2004. Prior thereto, he was deputy chief operating officer of Kroll from June through December of 2002, the acting chief financial officer of Kroll from November 2001 to June 2002, and vice president and controller of Kroll from August 2001 to November 2001. He was vice president-finance of Kroll's Investigations and Intelligence Group from February 1999 until August 2001. He joined Kroll Associates in 1995, serving as assistant controller through February 1998.

                  Brian M. Storms, age 50, is president and chief executive officer of Mercer Human Resource Consulting, which he joined in August of 2004 as vice chairman. Prior to joining Mercer, he served as president since 2001 and then as chief executive officer since July 2002 of UBS Global Asset Management, Americas. Prior thereto, he was president of Mitchell Hutchins, the asset management subsidiary of Painewebber, from 1999 until UBS AG's acquisition of Paine Webber Group Inc. in November 2000. From 1996 through 1999 Mr. Storms was president of Prudential Investments.

                  Sandra S. Wijnberg, age 48, is senior vice president and chief financial officer of MMC, a position she has held since joining the Company in January 2000. From 1997 through 1999, Ms. Wijnberg was senior vice president and treasurer of Yum! Brands, Inc. (formerly Tricon Global Restaurants, Inc.). Prior thereto, Ms. Wijnberg spent three years with PepsiCo, Inc., last serving as senior vice president and chief financial officer of its KFC Corporation division.

                  Salvatore D. Zaffino, age 60, is chairman and chief executive officer of Guy Carpenter & Company, Inc. Prior to becoming chairman in 1999, Mr. Zaffino served as chairman and chief executive officer of Sedgwick Re North America from 1993 to 1998, when Sedgwick Group plc, its parent company, was acquired by MMC. From 1985 to 1993, he was chairman of Crump Re, an organization he founded and continued to manage until its merger with Sedgwick Re.

Available Information.
----------------------

         MMC is subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended. In accordance with the Exchange Act, MMC files its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, with the SEC. MMC makes these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with the SEC. The public may read and copy such materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, such as MMC; the address of that site is http://www.sec.gov.

         MMC also posts on its website the following documents with respect to corporate governance:

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

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh & McLennan Companies, Inc. and its subsidiaries ("MMC") and their representatives may from time to time make oral or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning the matters raised in the complaint filed by the New York Attorney General's Office stating a claim for, among other things, fraud and violations of New York State antitrust and securities laws, the complaint filed by the Connecticut Attorney General and numerous other investigations being conducted by other state attorneys general and state superintendents or commissioners of insurance, elimination of market services agreements ("MSA"), the new business model of MMC or Marsh Inc., expected synergies from business combinations, cost savings from reductions in staff levels, the adverse consequences arising from market-timing issues at Putnam, including fines and restitution, revenues, expenses, earnings and cash flow, capital structure, existing credit facilities, and access to public capital markets including commercial paper markets, pension funding, market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, claims, lawsuits and other contingencies, and matters relating to MMC's operations and income taxes.

Such forward-looking statements are based on available current market and industry materials, experts' reports and opinions, and long-term trends, as well as management's expectations concerning current and future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements that we make include:

     o the impact of litigation and regulatory proceedings brought by the New York Attorney General's Office, other state attorneys general and state insurance regulators,

     o the impact of class actions, derivative actions and individual suits brought by policyholders and shareholders (including MMC employees) asserting various claims, including claims under U.S. securities laws, ERISA, unfair business practices and other common law or statutory claims,

     o   loss of clients,

     o   loss of producers or key managers,

     o inability to negotiate satisfactory new arrangements for Marsh's compensation with insurance carriers or clients,

     o inability to reduce expenses to the extent necessary to achieve desired levels of profitability,

     o   inability to collect previously accrued MSA revenue,

     o   changes in competitive conditions,

     o   movements in premium rate levels,

     o changes in the availability of, and the market conditions and the premiums insurance carriers charge for, insurance products,

     o   mergers between client organizations,

     o   insurance or reinsurance company insolvencies,

     o the impact of litigation and other matters stemming from market-timing issues at Putnam,

     o   changes in worldwide and national equity and fixed income markets,

     o   actual and relative investment performance of the Putnam mutual funds,

     o   the level of sales and redemptions of Putnam mutual fund shares,

     o the ability to maintain investment management and administrative fees at current levels at Putnam,

     o the ability of MMC to successfully access the public capital markets to meet long term financing needs,

     o the continued strength of MMC's relationships with its employees and clients,

     o the ability to successfully integrate acquired businesses and realize expected synergies,

     o   changes in general worldwide and national economic conditions,

     o   the impact of terrorist attacks,

     o   natural catastrophes,

     o changes in the value of investments made in individual companies and investment funds,

     o   fluctuations in foreign currencies,

     o   actions of regulators,

     o   changes in interest rates,

     o   developments relating to claims, lawsuits and contingencies,

     o prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and

     o the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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

Item 2.    Properties.
------     ----------

         MMC and its subsidiaries have major office locations in New York, London and Boston, as well as other offices around the world.

         MMC and certain of its subsidiaries, including Marsh USA Inc. and Mercer Human Resource Consulting, Inc., as tenants in common, own a 69% condominium interest covering approximately 1,120,000 square feet in a 44-story building in midtown Manhattan in New York City, which serves as their worldwide headquarters. MMC has a fixed rate nonrecourse mortgage note agreement due in 2009 amounting to $200 million, bearing an interest rate of 9.8%, with the notes secured by MMC's interest in its worldwide headquarters. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater. MMC leases an additional 315,000 square feet of space in its headquarters building. MMC and its subsidiaries lease an additional 735,000 square feet in various locations around New York City in support of its operations, including a lease covering approximately 420,000 rentable square feet in a building in Hoboken, New Jersey.

         The principal offices of the Marsh subsidiaries in the UK currently are located in the City of London in Tower Place, comprising 354,000 square feet under a long term lease. Marsh subsidiaries lease an additional 214,000 square feet of office space in and around London in support of their operations. The principal offices of the Mercer subsidiaries in the UK comprise approximately 200,000 square feet of leased space in and around London. Mercer also has entered into a lease covering approximately 150,000 rentable square feet in a new building close to Tower Place.

         The principal executive offices of the Putnam subsidiaries comprise approximately 332,000 square feet of leased space located at One Post Office Square, Boston, Massachusetts in Boston's financial district. Putnam leases an additional approximately 917,000 square feet (including approximately 261,000 square feet transferred to Mercer HR Services on January 1, 2005) in various locations around the Boston area for investor services and other activities in support of its operations.

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

Item 3.    Legal Proceedings.
------     -----------------

         Information regarding legal proceedings is set forth in Note 15 to the financial statements on pages 82 to 94 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.
------     ---------------------------------------------------

         None.


                                     PART II

Item 5.    Market for MMC's Common Equity, Related Stockholder Matters and
------     ---------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------

         For information regarding dividends paid and the number of holders of MMC's common stock, see the table entitled "Selected Quarterly Financial Data and Supplemental Information (Unaudited)" below under Item 8 on page 99 of this report.

         MMC's common stock is listed on the New York, Chicago, Pacific and London stock exchanges. The high and low stock prices (NYSE composite quotations) for our common stock for each quarterly period in 2004 and 2003 are as follows:

                ----------------------------------------------------------------
                               2004                               2003
                ----------------------------------------------------------------
                         Stock Price Range                  Stock Price Range
                         -----------------                  -----------------
                        High            Low                High            Low
                        ----            ---                ----            ---
   First Quarter    $   49.69           45.67         $   49.50           38.27
   Second Quarter   $   47.51           42.05         $   54.97           42.27
   Third Quarter    $   46.66           42.10         $   53.98           47.50
   Fourth Quarter   $   47.35           22.75         $   49.48           41.75
                ----------------------------------------------------------------
                    $   49.69           22.75         $   54.97           38.27

    On February 25, 2004 the closing price of MMC's common stock was $31.63.

         The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the fourth quarter of 2004. Share repurchases are recorded on a trade date basis.

                       Issuer Repurchases of Equity Securities

                        (a)              (b)              (c)                 (d)
                                                     Total Number of        Maximum
                    Total Number    Average Price        Shares            Number of
                     of Shares     Paid per Share     Purchased as      Shares that May
                     Purchased                      Part of Publicly        Yet Be
                                                     Announced Plans    Purchased Under
                                                     or Programs (1)      the Plans or
Period                                                                      Programs

October 1, 2004 -     405,000          $34.44           405,000            49,904,636
October 31, 2004

November 1, 2004 -       0               --                0               49,904,636
November 30, 2004

December 1, 2004 -       0               --                0               49,904,636
December 31, 2004
-----------------------------------------------------------------------------------------
        Total         405,000          $34.44           405,000            49,904,636

(1) As set forth in its public filings from time to time, MMC engages in a share repurchase program. On March 18, 1999, MMC's board of directors authorized the repurchase of up to 40 million shares of MMC's common stock and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations and MMC may repurchase its shares under each of these authorizations in the future. MMC periodically purchases shares of its common stock, in the open market or otherwise, subject to market conditions, for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs.

Sales of Unregistered Securities

On March 31, 2004, Mercer Delta Consulting, LLC, an indirect, wholly-owned subsidiary of MMC, acquired substantially all of the assets of CDR International, LLC ("CDR") for $7,041,500 in cash to be paid over 4 years, and the issuance of 158,409 shares of MMC common stock in three equal installments beginning on the second anniversary of the acquisition closing date. The stock consideration was deemed issued on March 31, 2004 to CDR and its members in reliance upon the private placement exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On April 7, 2003, Mercer Management Consulting, Inc., an indirect, wholly-owned subsidiary of MMC, acquired substantially all of the assets of Oliver, Wyman & Company LLC ("OWC") for $159,000,000 in cash to be paid over 4 years, and the issuance of 2,540,809 shares of MMC common stock in three equal installments beginning on the second anniversary of the acquisition closing date. The stock consideration was deemed issued on April 7, 2003 to OWC and its members in reliance upon the private placement exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

                   Equity Compensation Plan Information Table

         The following table sets forth information as of December 31, 2004, with respect to compensation plans under which equity securities of MMC are authorized for issuance:

  ---------------------------------------------------------------------------------------

                     (a) Number of      (b) Weighted- average    (c) Number of securities
                     securities to be   exercise price of        remaining available for
                     issued upon        outstanding options,     future issuance under
                     exercise of        warrants and rights (2)  equity compensation
                     outstanding                                 plans (excluding
                     options, warrants                           securities reflected in
                     and rights (1)(2)                           column (a)) (2)
  Plan category
  ---------------------------------------------------------------------------------------

  Equity compensation      20,984,390         $37.2723             45,347,560 (3)
  plans approved by
  stockholders
  ---------------------------------------------------------------------------------------

  Equity compensation      65,226,297         $45.1287             56,281,539 (4)
  plans not approved by
  stockholders
  ---------------------------------------------------------------------------------------

  Total                    86,210,687 (5)     $43.2164            101,629,099 (5)

  ---------------------------------------------------------------------------------------

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

(3)  Includes the following:

     o 28,186,972 shares available for future awards under the 1999 Employee Stock Purchase Plan, a stock purchase plan qualified under Section 423 of the Internal Revenue Code. Employees may acquire shares at a discounted purchase price on four quarterly purchase dates within the one-year offering period with the proceeds of their contributions plus interest accumulated during the respective quarter. The purchase price may be no less than 85% of the market price of the stock on the purchase date.

     o 3,774,881 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards and other deferred compensation obligations.

     o 9,198,404 shares available for future awards under the 2000 Senior Executive Incentive and Stock Award Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

     o 3,183,741 shares available for future deferrals directed into share units under the Stock Investment Supplemental Plan, a nonqualified deferred compensation plan providing benefits to employees whose benefits are limited under the tax-qualified Stock Investment Plan, an employee stock ownership plan with a 401(k) feature.

     o 1,003,562 shares available for future awards under the Directors Stock Compensation Plan. Awards may consist of shares, deferred stock units and dividend equivalents.

(4) Includes the following:

     o 11,311,995 shares available for future awards under the Stock Purchase Plan for International Employees, Stock Purchase Plan for French Employees, Save as You Earn Plan (U.K.), and Irish Savings Related Share Option Scheme 2001.

     o 10,398,783 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards under the 2000 Employee Incentive and Stock Award Plan and predecessor plans and programs.

     o 32,270,144 shares available for future awards under the 2000 Employee Incentive and Stock Award Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

     o 148,810 shares available for future awards under the Approved Share Participation Schemes for employees in Ireland. Awards are made in shares of stock.

     o 1,835,327 shares available for future awards, and 316,480 shares that may be issued to settle outstanding awards, under the Special Severance Pay Plan. Awards consist of stock units and dividend equivalents.

(5) MMC's Board of Directors has authorized the repurchase of common stock, including an ongoing authorization to repurchase shares in connection with awards granted under equity-based compensation plans, subject to market conditions and other factors. Pursuant to that authorization, MMC repurchased 11.4 million shares in 2004. See the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" below under Item 7 on pages 43 to 47 of this report.

     The material features of MMC's compensation plans that have not been approved by stockholders and under which MMC shares are authorized for issuance are described below. Any such material plans under which awards in MMC shares may currently be granted are included as exhibits to this report.

     o Stock Purchase Plan for International Employees, Stock Purchase Plan for French Employees, Save As You Earn Plan (U.K.) and Irish Savings Related Share Option Scheme. Eligible employees may elect to contribute to these plans through regular payroll deductions over an offering period which varies by plan from 1 to 5 years. On each purchase date, generally the end of the offering period, participants may receive their contributions plus interest in cash or use that amount to acquire shares of stock at a discounted purchase price. Under the International Plan, the purchase price may be no less than 85% of the market price of the stock on each of four quarterly purchase dates within the one-year offering period. Under the French Plan, the purchase price may be no less than 85% of the market price of the stock at the end of the offering period. Under the U.K. and Irish Plans, the purchase price may be no less than 80% of the market price of the stock at the beginning of the offering period.

     o 2000 Employee Incentive and Stock Award Plan and predecessor plans and programs. The terms of this plan and the 1997 Employee Incentive and Stock Award Plan are described in Note 8 to the Consolidated Financial Statements included below under Item 8 of this report. In addition, the Stock Bonus Award Program provided for the payment of up to 50% of annual bonuses otherwise payable in cash, in the form of deferred stock units or deferred bonus units which are settled in shares. No future awards may be granted under any predecessor plan or program.

     o Approved Share Participation Schemes for Employees in Ireland. Eligible participants may elect to acquire shares of stock at market price by allocating their bonus and up to an equivalent amount of their basic salary. The acquired shares are held in trust and generally may not be transferred for two years following their acquisition. The initial value of any shares held in trust for more than three years is not subject to income tax.

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

Item 6.    Selected Financial Data.
------     -----------------------

MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

                                                                                                          Compound
                                                                                                           Growth
For the Years Ended December 31,                                                                            Rate
(In millions except per share figures)                  2004      2003      2002      2001        2000    1999-2004
--------------------------------------------------   -------   -------   -------   -------     -------   ---------
Revenue:
Risk and Insurance Services                          $ 7,391   $ 6,868   $ 5,910   $ 5,152     $ 4,780      10%
Investment Management                                  1,757     2,001     2,166     2,409       3,242      (8)%
Consulting                                             3,070     2,719     2,364     2,308       2,286       8%
Corporate/ Eliminations (c)                              (59)      (44)      (52)      (43)        (45)
                                                     -------   -------   -------   -------     -------      ---
   Total Revenue                                      12,159    11,544    10,388     9,826      10,263       6%
                                                     -------   -------   -------   -------     -------      ---
Expenses:
Compensation and Benefits                              6,714     5,926     5,199     4,877       4,941       8%
Other Operating Expenses                               3,887     3,156     2,967     3,229       3,188       4%
Regulatory and Other Settlements                         969        10        --        --          --
Corporate/ Eliminations (c)                              (59)      (44)      (52)      (43)        (45)
                                                     -------   -------   -------   -------     -------      ---
   Total Expenses                                     11,511     9,048     8,114     8,063       8,084       8%
                                                     -------   -------   -------   -------     -------     ----
Operating Income                                         648(b)  2,496     2,274     1,763(a)    2,179     (15)%
Interest Income                                           21        24        19        23          23
Interest Expense                                        (219)     (185)     (160)     (196)       (247)
                                                     -------   -------   -------   -------     -------      ---
Income Before Income Taxes and Minority Interest         450     2,335     2,133     1,590       1,955     (19)%
Income Taxes                                             259       770       747       599         753
Minority Interest, Net of Tax                             15        25        21        17          21
                                                     -------   -------   -------   -------     -------      ---
Net Income                                           $   176   $ 1,540   $ 1,365   $   974     $ 1,181     (25)%
                                                     -------   -------   -------   -------     -------      ---
Basic Net Income Per Share Information:
Net Income Per Share                                 $   .33   $  2.89   $  2.52   $  1.77     $  2.18     (25)%
Average Number of Shares Outstanding                     526       533       541       550         543
                                                     -------   -------   -------   -------     -------      ---
Diluted Net Income Per Share Information:
Net Income Per Share                                 $   .33   $  2.81   $  2.45   $  1.70     $  2.05     (24)%
Average Number of Shares Outstanding                     535       548       557       572         569
                                                     -------   -------   -------   -------     -------      ---

Dividends Paid Per Share                             $  1.30   $  1.18   $  1.09   $  1.03     $   .95       9%

Return on Average Stockholders' Equity                     3%       29%       27%       19%         25%

Year-end Financial Position:
Working capital                                      $   152   $   189   $  (199)  $  (622)    $  (855)
Total assets                                         $18,337   $15,053   $13,855   $13,769     $14,144
Long-term debt                                       $ 4,691   $ 2,910   $ 2,891   $ 2,334     $ 2,347
Stockholders' equity                                 $ 5,056   $ 5,451   $ 5,018   $ 5,173     $ 5,228
Total shares outstanding (excluding
   treasury shares)                                      527       527       538       548         552
Other Information:
Number of employees                                   63,900    60,400    59,400    57,800      57,000
Stock price ranges-
   U.S. exchanges - High                             $ 49.69   $ 54.97   $ 57.30   $ 59.03     $ 67.85
                  - Low                              $ 22.75   $ 38.27   $ 34.61   $ 39.70     $ 35.25

(a) Includes charges related to September 11 and restructuring costs of $396 million.

(b)  Includes restructuring costs of $337 million.

(c) Certain balances have been reclassified to conform with current presentation.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of significant items affecting the results of operations in 2004 and 2003.

Item 7.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
Results of Operations.
---------------------

                MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh Inc. ("Marsh"), the world's leading risk and insurance services firm; Putnam Investments ("Putnam"), one of the largest investment management companies in the United States; and Mercer Inc. ("Mercer"), a major global provider of consulting services. Over 60,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

In 2004, MMC operated in three principal business segments based on the services provided. Segment performance is evaluated on the basis of segment operating income, which is after deductions for directly related expenses and minority interest, but before corporate expenses. A reconciliation of segment operating income to total operating income is included in Note 16 to the Consolidated Financial Statements. The accounting policies of the segments are identical to those used for the Consolidated Financial Statements. A complete description of each of MMC's business segments is included in Part 1, Item 1 of this report. The financial results presented and this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are based on MMC's business segments as they existed in 2004. MMC has announced several organizational changes that will change its reportable business segments effective January 1, 2005.

This MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-looking Statements" in Part 1, Item 1 of this report on pages 18 to 20.

RECENT DEVELOPMENTS

The historical financial results presented below should be viewed in light of recent developments, which have significantly impacted MMC's results of operations, liquidity and financial condition.

Marsh Developments

On October 14, 2004, the New York State Attorney General's Office ("NYAG") filed a Civil Complaint (the "NYAG Lawsuit") in state court against MMC and Marsh (collectively "Marsh") asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment and common law fraud. On October 21, 2004, the New York State Insurance Department ("NYSID") issued a citation, amended on October 24, 2004, (the "Amended Citation") that ordered MMC and a number of its subsidiaries and affiliates that hold New York insurance licenses to appear at a hearing and show cause why regulatory action should not be taken against them. These issues are discussed more fully in Note 15 to the Consolidated Financial Statements.

On January 30, 2005, MMC entered into an agreement (the "Settlement Agreement") with the NYAG and the NYSID to settle the NYAG Lawsuit and the Amended Citation. Pursuant to the Settlement Agreement, Marsh will establish a fund of $850 million (the "Fund"), payable over four years, for Marsh policyholder clients. MMC recorded a $232 million charge in the third quarter of 2004 and an additional $618 million charge in the fourth quarter of 2004 for the amount to be paid into the Fund in accordance with the Settlement Agreement. In addition, MMC recorded a charge of $16 million for estimated costs to calculate and administer payments out of the Fund. The total amount of the settlement will be paid into the Fund as follows: on or before each of June 1, 2005 and 2006, $255 million, and on or before each of June 1, 2007 and 2008, $170 million.

Marsh has changed its business model to require complete transparency to clients of all fees and remuneration to be received by Marsh for performing its services. Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. As a result, market services revenue ("MSAs") declined to $541 million in 2004 from $845 million in the prior year. Due to the filing of the Attorney General's civil complaint, Marsh was unable to complete the normal process to verify amounts earned or determine that collection of these amounts is reasonably assured for certain contracts. As a result, Marsh did not accrue a significant portion of market services revenue related to placement activity in the third quarter. Although some insurance companies have indicated they may delay payments until the issues concerning market services agreements are clarified, Marsh intends to collect market services revenue earned prior to October 1, 2004. Any such revenue earned but not accrued at September 30, 2004 will be recognized when collected or when confirmation of the amount of payment is received from the carriers. Market services revenue of $73 million was recorded in the fourth quarter of 2004. No market services revenue will be earned for placements made after October 1, 2004. Marsh is refining the details of its new business model and does not anticipate realizing the benefits from its implementation until later in 2005. Although MMC expects to be fairly and fully compensated for the services it provides, there is no assurance that revenues under the new model will be sufficient to achieve operating margins and cash flows that are comparable to historical levels. In addition, client revenue may also be reduced due to negative reaction to the issues raised in the complaint.

MMC Developments

On October 25, 2004, Michael Cherkasky was named President and Chief Executive Officer of MMC and was elected to MMC's Board of Directors. Robert Erburu was named lead director of the MMC Board of Directors.

On November 18, 2004, MMC announced that five members of its Board of Directors, who were also executives of the company, stepped down from their positions on the Board. After this action, MMC's Board consists of Michael Cherkasky, the company's president and chief executive officer, and ten outside members.

In addition to these changes, MMC has taken a number of steps to enhance the control and compliance environment.

Across all of its businesses, MMC must preserve its capabilities to serve clients and the capacity to support staff development. Retention of employees is critical to the organization. As a result, MMC has developed compensation programs to retain, motivate, and reward certain key employees. These programs resulted in $12 million of additional compensation expense in the fourth quarter of 2004 and will potentially increase compensation costs in 2005 by approximately $110 million.

MMC is conducting an ongoing examination of all parts of its cost structure to identify areas where expenses can be reduced appropriately. On a global basis, MMC has reducedheadcount by 2,750 in the fourth quarter, 2004 through staff reductions and attrition. These actions are expected to result in annual savings of approximately $400 million when fully implemented in mid-2005. As a result of these actions, pre-tax costs of $337 million were incurred in the fourth quarter of 2004, primarily related to severance and other termination benefits and future rent under non-cancelable leases and lease termination costs, as well as $14 million for costs related to accelerated amortization or abandonment of leasehold improvements and other assets. Additional costs of $14 million are expected to be incurred in the first half of 2005 related to the 2004 restructuring activity. Marsh Inc. continues to restructure its operations, improve efficiencies, and eliminate unprofitable accounts. This could affect approximately 2,500 people throughout its global operations and, when fully implemented, should lead to annual expense savings exceeding $375 million.
This will result in additional restructuring charges.

Following the filing of the NYAG Lawsuit, uncertainty regarding changes in Marsh's business model, the impact of eliminating contingent compensation agreements and potential fines and/or penalties resulted in credit rating downgrades and the inability to access commercial paper markets. The matters raised in the NYAG Lawsuit may have prohibited MMC from borrowing under its revolving facilities. The required lenders under each of the facilities agreed to waive the effect of such matters until December 30, 2004.
During the period from October 14 to December 15, 2004, the revolving credit facilities were drawn upon to refinance approximately $1.7 billion of maturing commercial paper. On December 15, 2004, MMC completed financing with respect to a $1.3 billion, two-year term loan facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007, and $700 million revolving credit facility which expires in June 2009.
The term loan was used to pay down balances on the revolving credit facilities. MMC's debt and credit facilities are discussed in more detail in the Liquidity and Capital Resources section of this MD&A.

Putnam Developments

On November 13, 2003, pursuant to an agreement with Putnam, the Securities and Exchange Commission ("SEC") entered findings of fact which Putnam neither admitted nor denied, that Putnam had violated the Investment Advisors Act of 1940 and the Investment Company Act of 1940.

On April 8, 2004, Putnam entered into a settlement of those charges under which Putnam was required to pay $5 million in restitution plus a civil monetary penalty of $50 million. The settlement provided that if the restitution calculated by the independent assessment consultant under the SEC order exceeded $10 million, Putnam would be responsible for paying the excess.

On April 8, 2004, simultaneously and in conjunction with the settlement of the above-referenced SEC proceeding, the Massachusetts Secretary of the Commonwealth ("Massachusetts Security Division") entered a Consent Order in final settlement of charges filed against Putnam and two of its employees on October 28, 2003 by the Massachusetts Security Division alleging violations of the state's securities law anti-fraud provision. That Consent Order provided that if the restitution calculated by the independent assessment consultant under the Massachusetts order exceeded $15 million, Putnam would be responsible for paying the excess. The restitution called for by the Consent Order will be distributed by the same independent assessment consultant appointed pursuant to the November 13, 2003 and April 8, 2004 SEC orders, acting in his capacity as the independent distribution consultant under the Orders.

On March 3, 2005, the independent assessment consultant issued his assessment reports (dated March 2, 2005) under the SEC orders and the Massachusetts
Consent Order. In the reports, the independent assessment consultant concluded that $108.5 million is the total amount of restitution payable by Putnam to fund shareholders. Putnam will pay $25 million of this amount from the amounts previously made available for restitution under the SEC and Massachusetts orders, and has recorded a charge for the additional $83.5 million in the fourth quarter of 2004. In addition to the $108.5 million in restitution, Putnam fund shareholders will also receive a distribution of $45 million, which will be taken from the civil penalty Putnam previously paid to the SEC and does not reflect an additional payment. The independent assessment consultant, in his capacity as the independent distribution consultant under April 8, 2004 SEC order and the Massachusetts Consent Order, is continuing his work on a distribution plan that will provide for the distribution of the restitution amounts described above to Putnam fund shareholders. Putnam will incur additional costs in connection with the implementation of the distribution plan.

CONSOLIDATED RESULTS OF OPERATIONS

MMC's results of operations in 2004 have been impacted significantly by the developments discussed above, as well as the changing business environment in which MMC operates. Consolidated results of operations are as follows:

(In millions, except per share figures)     2004      2003      2002
---------------------------------------   -------   -------   -------
REVENUE:
Service Revenue                           $11,959   $11,444   $10,321
Investment Income (Loss)                      200       100        67
                                          -------   -------   -------
   Operating Revenue                       12,159    11,544    10,388
                                          -------   -------   -------
EXPENSE:
Compensation and Benefits                   6,714     5,926     5,199
Other Operating Expenses                    3,828     3,112     2,915
Regulatory and Other Settlements              969        10        --
                                          -------   -------   -------
   Operating Expenses                      11,511     9,048     8,114
                                          -------   -------   -------
OPERATING INCOME                          $   648   $ 2,496   $ 2,274
                                          -------   -------   -------
NET INCOME                                $   176   $ 1,540   $ 1,365
                                          -------   -------   -------
NET INCOME PER SHARE:
BASIC                                     $  0.33   $  2.89   $  2.52
                                          -------   -------   -------
DILUTED                                   $  0.33   $  2.81   $  2.45
                                          -------   -------   -------
AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC                                         526       533       541
                                          -------   -------   -------
DILUTED                                       535       548       557
                                          -------   -------   -------

Operating income in 2004 declined 74% to $648 million, reflecting costs of regulatory settlements at Marsh and Putnam and costs related to restructuring MMC's businesses. Results in risk and insurance services include an $850 million charge related to the settlement agreement reached with the NYAG and NYSID, the impact of a $304 million decrease in MSA revenue, and $231 million of restructuring charges. Investment Management results reflect a decline in revenue resulting from lower assets under management, charges of $224 million for regulatory settlements with the SEC and Commonwealth of Massachusetts, related legal costs and costs related to restructuring and repositioning Putnam's business that were incurred throughout 2004 and fourth quarter restructuring charges of $26 million. Results for Consulting include $62 million of restructuring charges. Corporate results include an expense credit of $105 million from final settlements with insurers for claims related to the September 11, 2001 attack on the World Trade Center ("WTC") partially offset by $18 million of restructuring charges.

An analysis of MMC's operating revenue by segment and the impact of foreign currency translation, acquisitions and dispositions is as follows:

                                                                                 COMPONENTS OF REVENUE CHANGE
                                           TWELVE MONTHS ENDED              --------------------------------------
                                               DECEMBER 31,      % CHANGE                 ACQUISITIONS/
                                           -------------------     GAAP      UNDERLYING    DISPOSITIONS   CURRENCY
(IN MILLIONS, EXCEPT PERCENTAGE FIGURES)      2004      2003      REVENUE   REVENUE (A)       IMPACT       IMPACT
----------------------------------------    -------   -------    --------   -----------   -------------   --------
RISK AND INSURANCE SERVICES
Risk Management and Insurance Broking       $ 4,805   $ 4,881       (2)%        (6)%            1%            3%
Reinsurance Broking and Services                842       797        6%          3%            --             3%
Risk Consulting and Technology (b)              716       300      139%          9%           130%           --
Related Insurance Services (c)                1,028       890       16%         12%             3%            1%
                                            -------   -------      ---         ---            ---           ---
   Total Risk and Insurance Services (d)      7,391     6,868        8%         (2)%            7%            3%
                                            -------   -------      ---         ---            ---           ---
INVESTMENT MANAGEMENT                         1,757     2,001      (12)%       (12)%           --            --
                                            -------   -------      ---         ---            ---           ---

CONSULTING
Retirement Services (d)                       1,356     1,203       13%         --              5%            8%
Management and Organizational Change            585       449       30%         13%            12%            5%
Health Care and Group Benefits                  397       388        2%          1%            --             1%
Human Capital (d)                               407       384        6%          1%            --             5%
Economic                                        166       150       11%          9%            --             2%
                                            -------   -------      ---         ---            ---           ---
                                              2,911     2,574       13%          3%             4%            6%
Reimbursed Expenses                             159       145
                                            -------   -------      ---         ---            ---           ---
   Total Consulting                           3,070     2,719       13%          3%             4%            6%
                                            -------   -------      ---         ---            ---           ---
   Total Operating Segments                 $12,218   $11,588        5%         (3)%            5%            3%
   Corporate/Eliminations                       (59)      (44)
                                            -------   -------      ---         ---            ---           ---
   Total                                    $12,159   $11,544        5%         (3)%            5%            3%
                                            =======   =======      ===         ===            ===           ===

                                                                            COMPONENTS OF REVENUE CHANGE
                                           TWELVE MONTHS ENDED              ----------------------------
                                               DECEMBER 31,      % CHANGE                   CURRENCY/
                                           -------------------     GAAP     UNDERLYING   ACQUISITIONS
(IN MILLIONS, EXCEPT PERCENTAGE FIGURES)      2003      2002      REVENUE   REVENUE (A)      IMPACT
----------------------------------------    -------   -------    --------   -----------   ------------
Risk and Insurance Services                 $ 6,868   $ 5,910       16%         13%             3%
Investment Management                         2,001     2,166       (8)%        (8)%           --
Consulting                                    2,719     2,364       15%          3%            12%
                                            -------   -------       ---         ---            ---
Total Operating Segments                    $11,588   $10,440       11%          6%             5%
Corporate/Eliminations                          (44)      (52)
                                            -------   -------       ---         ---            ---
   Total Revenue                            $11,544   $10,388       11%          6%             5%
                                            =======   =======       ===         ===            ===

(a) Underlying revenue measures the change in revenue before the impact of acquisitions and dispositions using constant currency exchange rates.

(b) Includes the operations of Kroll, acquired in 2004 and Marsh risk consulting, previously reported in Risk and Insurance broking.

(c) Includes U.S. affinity, wholesale broking, underwriting management, claims management and MMC Capital businesses.

(d) Certain reclassifications have been made to prior year amounts to conform with current presentation.

Revenue, derived mainly from commissions and fees, increased 5% from 2003. The increase in revenue was primarily due to the impact of acquisitions and foreign exchange. Consolidated revenue decreased 3% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency exchange rates. Underlying revenue growth in consulting was more than offset by a decrease in investment management revenue due to a decline in average assets under management and a decrease in risk and insurance services revenue resulting from the elimination of MSAs.

Revenue increased 8% in risk and insurance services. Acquisitions, including the acquisition of Kroll, contributed 7% to the segment's revenue growth. Revenue in this segment declined 2% on an underlying basis in 2004 resulting primarily from the $304 million decline in MSA revenues which more than offset a 3% increase in client revenue and fiduciary income. Related insurance services reflects growth in claims management and higher investment income at MMC Capital. Consulting revenue grew 3% on an underlying basis. Higher demand for strategic advice generated an increase in management and organizational change consulting. Acquisitions contributed 4% to the revenue growth of consulting largely reflecting the acquisition of Synhrgy HR Technologies (completed in January, 2004) and Oliver Wyman (completed in April, 2003). Revenue decreased 12% in the investment management segment due to a decline in the amount of average assets under management on which fees are earned and lower 12b-1 fees, partially offset by higher investment income related to the sale of Putnam's interest in its Italian joint venture and related securities and by transaction fees related to private equity funds. Average assets under management declined 16% in 2004 compared with 2003.

Operating expenses increased 27% in 2004 over 2003, of which 10% was due to the effects of acquisitions and foreign exchange. Expenses in 2004 also include an $850 million charge related to the settlement agreement with the NYAG and the NYSID, charges of $224 million related to Putnam's settlement agreements with the SEC and the Massachusetts Security Division, costs of $337 million related to restructuring MMC's businesses partly offset by a credit of $105 million from the final settlement with insurers for claims related to the September 11, 2001 attack on the WTC. Combined, these items increased expenses by 14%. Underlying expenses excluding these items increased 3% due to higher compensation and benefits costs which includes severance of $108 million incurred prior to implementation of the restructuring plan in the fourth quarter and increased pension costs of $93 million, as well as other costs related to regulatory issues. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions and a credit to compensation expense related to the settlement with Putnam's former chief executive officer.

The 6% growth in underlying revenue in 2003 was primarily driven by higher renewal revenue and market services revenue and the impact of higher premiums in the risk and insurance services segment combined with growth in each of the practices of the consulting segment. Offsetting this growth was an 8% decrease in the investment management segment due to a decline in the amount of assets under management on which fees are earned and a decline in underwriting and distribution fees.

Operating expenses increased 11% in 2003, 5% on an underlying basis. The increase in underlying expenses was driven by higher compensation and benefit costs in risk and insurance services as well as higher facility and insurance costs, partially offset by a decrease in amortization expense for prepaid dealer commissions.

RISK AND INSURANCE SERVICES

MMC's risk and insurance services are provided by its subsidiaries and their affiliates as broker, agent or consultant for insureds, insurance underwriters and other brokers on a worldwide basis in the areas of risk management and insurance broking, reinsurance broking and services, risk consulting and technology services, and related insurance services. Risk management and consulting, insurance broking and insurance program management services are provided for businesses, public entities, associations, professional services organizations and private clients under the Marsh name. Reinsurance broking, catastrophe and financial modeling services, and related advisory functions are conducted for insurance and reinsurance companies, principally under the Guy Carpenter name. Risk consulting and technology services are provided to businesses, governments and individuals throughout the world, primarily under the Kroll name. Underwriting management and wholesale broking services are performed for a wide range of clients under various names, the largest of which is Crump. Claims and associated productivity services are provided by Sedgwick Claims Management Services. In addition, MMC Capital provides services principally in connection with originating, structuring and managing insurance, financial services, and other industry-focused investments.

Revenue attributable to the risk and insurance services segment consists primarily of fees paid by clients, commissions and fees paid by insurance and reinsurance companies and compensation for billing and related services in the form of interest income on funds held in a fiduciary capacity for others, such as premiums and claims proceeds. Results in 2004 also include MSA revenue earned prior to October 1, 2004. MMC eliminated MSAs effective October 1, 2004. Compensation for the various risk consulting and related risk mitigation services provided by Kroll subsidiaries consists of fees paid by clients, typically charged on an hourly, project, or fixed fee basis, and sometimes on a per service or per unit basis. Revenue also includes compensation for services provided by MMC Capital in connection with the organization, structuring and management of insurance, financial services, and other industry-focused investments, including fees and dividends, as well as appreciation or depreciation that has been recognized on holdings in such entities.

Revenue generated by the risk and insurance services segment depends on the value to clients of the services provided. These revenues are affected by premium rate levels in the property and casualty and employee benefits insurance markets, since compensation is frequently related to the premiums paid by insureds. In many cases, compensation may be negotiated in advance on the basis of the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by insured values, the development of new products, markets and services, new and lost business, merging of clients and the volume of business from new and existing clients, as well as by the level of interest realized on the investment of fiduciary funds and foreign exchange rate fluctuations.

As previously discussed, MMC is making several changes to its risk and insurance business model. These changes include complete transparency to clients of all fees and remuneration to be received by Marsh and effective October 1, agreed to eliminate contingent compensation agreements with insurers. Although MMC expects to be fairly and fully compensated for the services it provides, there is no assurance that revenues under the new model will be sufficient to achieve operating margins and cash flows that are comparable to historical levels. In addition, client revenue may also be reduced due to negative reaction to the issues raised in the complaint.

The results of operations for the risk and insurance services segment are presented below:

(In millions of dollars)    2004     2003     2002
------------------------   ------   ------   ------
REVENUE                    $7,391   $6,868   $5,910
EXPENSE                     7,139    5,117    4,420
                           ------   ------   ------
OPERATING INCOME           $  252   $1,751   $1,490
                           ------   ------   ------
OPERATING INCOME MARGIN       3.4%    25.5%    25.2%
                           ------   ------   ------

REVENUE

Revenue for the risk and insurance services segment grew 8% in 2004 over 2003. Acquisitions, principally Kroll, along with other smaller acquisitions, contributed 7% to revenue growth. Underlying revenue declined 2%. In risk management and insurance broking, underlying revenue decreased 6% primarily due to a reduction in MSAs, discussed in more detail below. Client revenue increased 1%, reflecting a 3% growth in Europe and 4% growth in other international markets, partially offset by a 2% decline in North America. Underlying revenue in reinsurance broking increased 3%. Related insurance services revenue increased 12%, on an underlying basis, resulting from an increase in claims management and higher investment income at MMC Capital.

Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. As a result, market services revenue declined to $541 million in 2004 from $845 million in the prior year. Due to the filing of the NYAG Lawsuit, MMC was unable to complete the normal process to verify amounts earned or determine that collection of these amounts is reasonably assured for certain contracts. As a result, MMC did not accrue a significant portion of market services revenue related to placement activity in the third quarter. Although some insurance companies have indicated they may delay payments until the issues concerning market services agreements are clarified, MMC intends to collect market services revenue earned prior to October 1, 2004. Any such revenue earned but not accrued at September 30, 2004 will be recognized when collected or when confirmation of the amount of payment is received from the carriers. No market services revenue will be earned for placements made after October 1, 2004. The following table provides quarterly MSA revenue for 2003 and 2004:

Quarter Ended   2004   2003
-------------   ----   ----
March 31        $211   $173
June 30          211    202
September 30      46    177
December 31       73    293
                ----   ----
   Total        $541   $845
                ====   ====

Revenue for the risk and insurance services segment grew 16% in 2003 over 2002, 13% on an underlying basis, reflecting an increase in renewal business, higher market services revenues, and the effect of higher premiums. Fiduciary interest income in 2003 declined 3% compared to 2002. Demand for Marsh's services was strong as the risks faced by clients grew in number, complexity and severity. Although premium rates increased during 2003 in most casualty lines, the rate of premium increases moderated during the year and some property coverage rates declined. In 2003, the underlying revenue in risk management and insurance broking, which is approximately 75% of this segment's revenues, grew 13%. Within risk management and insurance broking, underlying revenue grew 15% in the United States, 10% in Europe, and 15% in other geographies. Reinsurance broking and services grew 21% on an underlying basis due to increased new business and renewals. Related insurance services grew 5% as increases in the underwriting management and claims management businesses were partially offset by a decrease in affinity business and lower investment income at MMC Capital.

EXPENSE

In 2004, risk and insurance services expenses increased 40% over 2003. Approximately 16% of the increase is due to an $850 million charge for the settlement agreement with the NYAG and the NYSID and legal and other costs of $31 million related to this matter. Expenses in 2004 include restructuring charges of $231 million, including severance and other termination benefits, future rent under non-cancellable leases and lease termination costs and incremental amortization of $7 million related to accelerated amortization or abandonment of leasehold improvements. Annual cost savings of $271 million are expected when the restructuring is fully implemented. Expenses in 2004 also include $8 million for employee retention programs, which will increase 2005 compensation expenses by $75 million. In connection with accounting guidance issued by the Institute of Chartered Accountants in the U.K., MMC reassessed its obligation to provide future claims handling and certain administrative services for brokerage clients in the European marketplace. MMC has determined that under certain circumstances it is obligated to provide such services based on its current business practices. In the fourth quarter, MMC recorded a pre-tax charge of approximately $65 million to reflect the change in estimated cost to provide these services. This charge does not result in any incremental cash outflow for the Company. The effects of acquisitions and foreign exchange increased expenses by 14%. On an underlying basis, excluding the items previously discussed, expenses increased 4%. Compensation and benefits increased by 5%, primarily due to increased pension and benefits costs, and other operating expenses increased 1%.

Marsh Inc. continues to restructure its operations, improve efficiencies, and eliminate unprofitable accounts. This could affect approximately 2,500 people throughout its global operations and, when fully implemented, should lead to annual expense savings exceeding $375 million. This will result in additional restructuring charges.

In 2003, risk and insurance services expenses increased 16% over 2002, 11% on an underlying basis. Expense growth results primarily from higher compensation and benefit costs reflecting increased headcount and higher incentive compensation expenses, along with an increase in costs for facilities and insurance.

ACQUISITION

In July 2004, MMC acquired Kroll, Inc., the world's leading provider of risk mitigation services. The combination of Marsh and Kroll expands MMC's capabilities to assist clients in managing the total cost of risk. The total cost of the acquisition was $1.9 billion. In addition, during the year MMC made several smaller acquisitions in the risk and insurance services segment, at an aggregate cost of $250 million.

INVESTMENT MANAGEMENT

The operations within the investment management segment consist of services primarily under the Putnam name. The services, which are performed principally in the United States, include securities investment advisory and management services consisting of investment research and management, and accounting and related services for a group of publicly held investment companies (the "Putnam Funds"). A number of the open-end funds serve as funding vehicles for variable insurance contracts. Investment management services are also provided on a separately managed or commingled basis to individuals, corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.), and other domestic and foreign institutional accounts. Putnam serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients. In addition, Putnam provided administrative and trustee (or custodial) services consisting of participant accounting and plan administration services for certain qualified contribution employee benefit plans (in particular 401(k) plans, certain defined benefit plans (cash-balance plans), employee stock purchase plans and certain non-qualified compensation plans), for which it receives compensation pursuant to service and trust or custodian contracts with plan sponsors. Putnam also acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker/dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts. Shares of open-end funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount and class of shares purchased. Essentially all Putnam Funds are available with a contingent deferred sales charge in lieu of a front-end load. The related prepaid dealer commissions initially paid by Putnam to broker/dealers for distributing such funds can be recovered through charges and fees received over a number of years.

Putnam's revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and investment management fees for institutional accounts. The investment management services provided by Putnam are performed pursuant to advisory contracts. The amount of the fees varies depending on the individual mutual fund or account and is usually based upon a sliding scale in relation to the level of assets under management and, in certain instances, is also based on investment performance. The management of Putnam and the trustees of the Putnam Funds regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions, and other relevant factors. Contracts with the Putnam Funds continue in effect only so long as approved, at least annually, by their shareholders or by the Putnam Funds' Trustees, including a majority who are not affiliated with Putnam. A reduction in management fees payable under these contracts and/or the termination of one or more of these contracts, or other advisory contracts, could have a material adverse effect on Putnam's results of operations. Putnam also receives compensation for providing certain shareholder and custody services.

Putnam has a minority interest in Thomas H. Lee Partners ("THL"), a private equity investment firm, from which Putnam receives transactions fees. In addition, Putnam and THL formed a joint venture entity, TH Lee, Putnam Capital ("THLPC") in which Putnam owns a 25% interest. THL and THLPC offer private equity and alternative investment funds for institutional and high net worth investors. Putnam is also an investor in certain of those funds.

The results of operations for the investment management segment are presented below:

(In millions of dollars)    2004     2003     2002
------------------------   ------   ------   ------
REVENUE                    $1,757   $2,001   $2,166
EXPENSE                     1,667    1,504    1,606
                           ------   ------   ------
OPERATING INCOME           $   90   $  497   $  560
                           ------   ------   ------
OPERATING INCOME MARGIN       5.1%    24.8%    25.9%
                           ------   ------   ------

REVENUE

Putnam's revenue decreased 12% in 2004 reflecting a decrease in fees due to a decline in average assets under management partially offset by higher investment gains, higher equity income resulting from THL transaction fees related to private equity investments and increased transfer agent fees. Assets under management averaged $217 billion for the year ended December 31, 2004, a 16% decline from the $258 billion managed in 2003. Assets under management aggregated $213 billion at December 31, 2004 compared with $240 billion at December 31, 2003. The change from December 31, 2003 primarily results from net redemptions of $51 billion, partly offset by increases due to market appreciation of $16 billion and the consolidation of PanAgora ($8 billion).

Putnam receives service fees from the Putnam Funds for transfer agency, custody and other administrative services, as contracted by the Trustees of the Putnam Funds. In the third quarter of 2004, the contract for transfer agency services was converted from an expense reimbursement basis to a fixed fee for the remainder of 2004. The change in the service fee calculation resulted in an increase in both service fee revenue and expenses of approximately $41 million during the second half of 2004. The change in the service fee contract is expected to have an immaterial impact on operating income in future quarters, but will reduce operating margins by approximately 100 basis points from previous levels.

At the end of 2004, assets held in equity securities represented 69% of assets under management, compared with 72% in 2003 and 73% in 2002, while investments in fixed income products represented 31%, compared with 28% in 2003 and 27% in 2002.

Putnam's revenue decreased 8% in 2003, which is due to the effect of decreased assets under management and a decline in underwriting and distribution fees partially offset by higher investment income driven by investment gains from trading securities in 2003 and a favorable comparison to 2002, which included a charge for the decline in value of an available for sale security. Assets under management averaged $258 billion in the year ended December 31, 2003, an 8% decrease from the $279 billion managed during the year ended December 31, 2002. Assets under management aggregated $240 billion at December 31, 2003 compared with $251 billion at December 31, 2002. The change from December 31, 2002 was primarily due to net redemptions of $61 billion partially offset by an increase in equity market levels.

Year-end and average assets under management are presented below:

(In billions of dollars)                                              2004   2003   2002
------------------------                                              ----   ----   ----
MUTUAL FUNDS:
Growth Equity                                                         $ 38   $ 46   $ 45
Value Equity                                                            41     43     40
Blend Equity                                                            28     32     33
Fixed Income                                                            36     42     46
                                                                      ----   ----   ----
                                                                       143    163    164
                                                                      ----   ----   ----
INSTITUTIONAL:
Equity                                                                  40     51     66
Fixed Income                                                            30     26     21
                                                                      ----   ----   ----
                                                                        70     77     87
                                                                      ----   ----   ----
Year-end Assets                                                       $213   $240   $251
                                                                      ----   ----   ----
ASSETS FROM NON-US INVESTORS                                          $ 38   $ 39   $ 33
                                                                      ----   ----   ----
AVERAGE ASSETS                                                        $217   $258   $279
                                                                      ----   ----   ----




Components of year-to-date change in ending assets under management:
NEW SALES/(REDEMPTIONS) INCLUDING DIVIDENDS REINVESTED                $(51)  $(61)  $(10)
IMPACT OF PANAGORA ACQUISITION                                        $  8   $ --   $ --
IMPACT OF MARKET/PERFORMANCE                                          $ 16   $ 50   $(53)

The categories of mutual fund assets reflect style designations aligned with each fund's prospectus.

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at historic levels. Future revenue may be adversely affected by continued net redemptions, shifts in asset style and share mix, and by limits on fund expense ratios and front end sales charges. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations and net flows into or out of Putnam's funds.

EXPENSE

Expenses in 2004 increased 11% from 2003. Expenses in 2004 include $224 million for Putnam's regulatory settlements with the SEC and the Commonwealth of Massachusetts. Restructuring costs incurred by Putnam in the fourth quarter totaled $15 million. Other significant items recorded in 2004 were severance of $57 million incurred prior to the fourth quarter restructuring, as well as incremental costs related to regulatory issues and repositioning Putnam, including legal and audit costs of $45 million and communications costs of $16 million. In 2004, Putnam discontinued the practice of directing brokerage commissions and virtually eliminated the use of soft dollars, causing expenses to increase by approximately $40 million. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions and a $25 million credit to compensation expense associated with the settlement with Putnam's former chief executive officer. Investment management expenses in 2004 also reflect costs of $16 million, including $10 million of restructuring costs, related to a start-up hedge fund management business at MMC that was subsequently discontinued.

In 2003, Putnam's expenses declined 6% compared to 2002 primarily due to lower amortization expense for prepaid dealer commissions and lower impairment charges related to intangible assets. These reductions were partially offset by net costs of approximately $24 million related to the investigation of market timing in certain Putnam funds, including compliance, legal, and communication expenses as well as estimated potential restitution to the Putnam funds.

ACQUISITION

In July 2004, Putnam acquired an additional 30% of the voting stock of PanAgora Asset Management, Inc., bringing its total interest to an 80% voting majority. PanAgora primarily offers index, enhanced index and structured products, which typically have a lower level of management fees than Putnam's core products. This transaction increased Putnam's reported assets under management by approximately $8 billion.

CONSULTING

Through Mercer, the operations within this segment provide consulting and human resource ("HR") outsourcing services from locations around the world, primarily to business organizations, in the areas of:

   o Retirement Services including retirement consulting, administration, and investment consulting and discretionary investment management;
   o Health Care & Group Benefits consulting and administration;
   o Human Capital consulting including performance, measurement and rewards, communication and HR technology & operations consulting;
   o Management and Organizational Change consulting comprising strategy, operations, organizational change, leadership and organizational design; and
   o Economic consulting.

The major component of Mercer revenue is fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. The investment consulting practice receives compensation based on fees for service and sometimes is compensated based on assets under management. Revenue for the discretionary investment management business is based principally on fees calculated as a percentage of assets under management. A relatively small amount of revenue is derived from brokerage commissions in connection with a registered securities broker/dealer.

Revenue in the consulting business is affected by, among other things, economic conditions around the world, including changes in clients' industries and markets. Furthermore, revenue is subject to the introduction of new products and services, broad trends in employee demographics, the effect of government policies and regulations, market valuations, and interest and foreign exchange rate fluctuations. Revenues from the provision of discretionary investment management services and retirement trust and administrative services are significantly affected by changes in bond and stock market valuations.

The results of operations for the consulting segment are presented below:

(In millions of dollars)    2004     2003     2002
------------------------   ------   ------   ------
REVENUE                    $3,070   $2,719   $2,364
EXPENSE                     2,740    2,356    2,038
                           ------   ------   ------
OPERATING INCOME           $  330   $  363   $  326
                           ------   ------   ------
OPERATING INCOME MARGIN      10.7%    13.4%    13.8%
                           ------   ------   ------

REVENUE

Consulting revenue in 2004 increased 13% over 2003. Acquisitions, which accounted for 4% of the revenue growth in 2004, include Synhrgy HR Technologies which closed in January, 2004, and Oliver, Wyman & Company ("OWC") which closed on April 1, 2003. On an underlying basis, revenue increased 3% due to the higher demand for consulting services resulting from improving economic conditions. Underlying revenue grew 9% in economic consulting, 13% in management and organizational change, 1% in health care & group benefits and 1% in the human capital practices. Underlying revenue growth in retirement services was flat.

Consulting revenue in 2003 increased 15% over 2002 primarily due to the impact of foreign exchange and acquisitions. Acquisitions included OWC as well as several smaller acquisitions in Mercer's retirement and benefits consulting businesses. On an underlying basis, Mercer's revenue increased 3%, with all practices reporting underlying revenue growth. Economic Consulting underlying revenue increased by 12%. In Mercer's largest practice, Retirement Services, underlying revenue increased modestly, while other practices had growth between 2% and 4% in a difficult operating environment.

EXPENSE

Consulting expenses increased 16% in 2004 compared to 2003. Expenses in 2004 include restructuring charges of $62 million, including severance and other termination benefits and future rent under non-cancellable leases and lease termination costs as well as incremental expense of $7 million related to accelerated amortization or abandonment of leasehold improvements and other assets. The restructuring activities are expected to result in annual cost savings of $57 million when fully implemented. Expenses in 2004 also include $4 million for employee retention programs, which will increase 2005 compensation expense by $36 million. In addition, the impact of acquisitions and foreign exchange increased expense by 11%. On an underlying basis, excluding the items discussed above, expenses increased 2%, primarily due to higher employee compensation and benefit costs.

Consulting services expenses increased 16% in 2003 compared to 2002 primarily due to the impact of foreign exchange, costs related to increased headcount resulting from acquisitions, and increased amortization expense for acquired intangible assets. As described in Note 4 to the Consolidated Financial Statements, a portion of the OWC purchase consideration is contingent upon future employment. This amount has been accounted for as prepaid compensation and is being recognized as compensation expense over four years. Consulting services expenses increased 3% on an underlying basis, due to higher facilities and insurance costs.

ACQUISITIONS

In January 2004, MMC acquired Synhrgy HR Technologies, a leading provider of human resource technology and outsourcing services for a total cost of $115 million.

CORPORATE ITEMS

CORPORATE EXPENSES

Corporate expenses in 2004 include costs of $18 million related to restructuring MMC's businesses, including severance and other termination benefits, future rent under non-cancellable leases and lease termination costs. The impact of the final settlement for insured losses related to the WTC reduced Corporate expenses in 2004. The replacement value of the assets exceeded their book value by $105 million which was recorded as a reduction of other operating expenses.

Corporate expenses increased to $140 million in 2003 from $123 million in 2002 due to increased compensation costs, an increase in headcount, and increased costs for facilities and insurance.

INTEGRATION AND RESTRUCTURING CHARGES

Note 12 to the Consolidated Financial Statements discusses integration and restructuring costs. In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC's current situation and the realities of the marketplace. On a global basis, MMC has reduced staff by approximately 2,750. These actions are expected to result in savings of approximately $400 million when fully implemented in mid-2005. As a result of these actions, MMC incurred pre-tax costs of $337 million, primarily related to severance and other termination benefits, future rent under non-cancellable leases and lease termination costs, and also incurred costs of $14 million related to accelerated amortization or abandonment of leasehold improvements and other assets. Additional costs of $14 million are expected to be incurred in the first half of 2005 related to the 2004 restructuring activity. Employee retention programs will increase compensation costs in 2005 by approximately $110 million.

Marsh Inc. continues to restructure its operations, improve efficiencies, and eliminate unprofitable accounts. This could affect approximately 2,500 people throughout its global operations and, when fully implemented, should lead to annual expense savings exceeding $375 million. This will result in additional restructuring charges.

MMC previously incurred integration and restructuring costs related to the acquisition of Johnson & Higgins ("J&H") in 1997, Sedgwick in 1998 and a restructuring plan in 2001. During 2004, MMC recorded the following payments, as well as adjustments related to changes in the estimated costs of integration and restructuring plans. A payment of $3 million for costs related to the Sedgwick Plan and $4 million of the reserves were reversed by MMC and recorded as a reduction of goodwill; a payment of $2 million and a credit of $1 million for a reduction in the estimated cost of the 1999 MMC plan related to the Sedgwick acquisition; a payment of $3 million and a charge of $1 million for increased costs related to the 2001 restructuring plan; and $1 million of the reserves were reversed by MMC and recorded as a reduction of goodwill and a charge of $4 million to reflect the current estimate for required lease payments related to the J&H acquisition. The net impact of the charges and credits to integration and restructuring reserves decreased diluted net income per share by approximately one-half of one cent for the year ended December 31, 2004.

INTEREST

Interest income earned on corporate funds was $21 million in 2004 compared with $24 million in 2003. Interest expense increased from $185 million in 2003 to $219 million in 2004. The increase in interest expense is due primarily to an increase in the amount of average outstanding debt.

Interest income earned on corporate funds was $24 million in 2003 compared with $19 million in 2002. Interest expense increased to $185 million in 2003 from $160 million in 2002. The increase in interest income was primarily due to a higher level of invested balances during 2003, partially offset by a decline in the average interest rate earned. The increase in interest expense is primarily due to an increase in the average interest rates on outstanding debt. The increase in the average interest rate resulted from the conversion of a significant portion of the company's debt from floating to fixed rates.

INCOME TAXES

MMC's consolidated effective tax rate was 57.6% in 2004, an increase from 33% in 2003. The increase in the rate was primarily due to the non-deductibility of Putnam's $224 million in regulatory settlements; a lower tax benefit related to Marsh's $850 million settlement of the NYAG Lawsuit due to partial attribution to foreign operations; and a partially offsetting benefit for foreign earnings taxed at lower rates. In 2002 the effective tax rate was 35%. The decrease in the effective rate in 2003 compared with 2002 results from the change in the geographic mix of MMC's businesses and tax planning with respect to international operations.

In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 (the "Act"), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction ("DRD"), of 85% of qualifying foreign earnings that are repatriated in either a company's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, "Accounting for Income Taxes", which typically requires the effect of a new tax law to be recorded in the period of enactment. MMC will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its calendar year 2005.

MMC is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, MMC expects to complete its evaluation of the effects of the Act during 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC's foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $1.2 billion. Although the evaluation is ongoing, MMC estimates the range of income tax effects of potential repatriations to be zero to $63 million.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS

MMC generated $2.1 billion of cash from operations in 2004 compared with $1.9 billion in 2003. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments for accrued liabilities or receipts of assets. Although net income declined significantly from the prior year, a number of charges recorded in 2004 have not yet been paid by MMC which substantially offset the cash flow impact of the decline in operating income. These include $989 million of settlement costs in Marsh and Putnam, and $278 million of restructuring costs which are recorded in the Consolidated Balance Sheet as Accrued liabilities, Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the item. Cash flows from operations were reduced by a higher amount of investment gains, which are included in investing cash flows. An increase in 2004 of cash outflows related to payment of deferred compensation plans was largely offset by cash generated from the liquidation of assets related to these plans included in the change in other assets in the Consolidated Statements of Cash Flows.

Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. At December 31, 2004 accounts receivable related to accrued market services revenue was $282 million. Subsequent to the filing of the NYAG Lawsuit, some insurance companies indicated they may delay payments until the issues concerning market services agreements are clarified. Collection of previously accrued MSA revenue may occur more slowly than expected. Following the announcement of the settlement with the NYAG and the NYSID, MMC reaffirmed its intention to collect outstanding MSA revenue earned prior to October, 2004 and will seek to enforce its rights under the contracts to collect amounts due.

For the years ended December 31, 2004 and 2003, MSA revenue was $541 million and $845 million, respectively. As discussed earlier, Marsh is revising its business model so that revenue for all services provided is disclosed to clients.
The elimination of MSA revenue will negatively impact near-term revenue and operating income. Marsh is refining the details of its new business model and does not anticipate realizing the benefits from its implementation until later in 2005. Although MMC expects to be fairly and fully compensated for the services it provides, there is no assurance that revenues under the new model will be sufficient to achieve operating margins and cash flows that are comparable to historical levels. In addition, client revenue may also be reduced due to negative reaction to the issues raised in the complaint.

As previously discussed, MMC reached a settlement with the NYAG and NYSID that resolved the actions by them that were commenced against MMC and Marsh. As a result of this agreement, MMC will establish an $850 million fund to compensate clients, of which $255 million will be paid to the fund on or before each of June 1, 2005 and 2006, respectively, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. These amounts are included in Regulatory Settlements on the Consolidated Balance Sheets.

MMC has funding requirements for the U.S. non-qualified and U.K. plans in 2005 of approximately $18 million and $184 million, respectively. MMC's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and international law. There currently is no ERISA funding requirement for the U.S. qualified plan in 2004 or in 2005. Funding requirements for non-U.S. plans vary country by country.

During 2004, MMC contributed approximately $47 million to the U.S. pension plans and $239 million to the significant non-U.S. pension plans, compared with $21 million for U.S. plans and $366 million for significant non-U.S. plans in 2003. These contributions resulted in an increase in prepaid pension expense for certain plans. The minimum pension liability related to any plan is recorded in Other liabilities in the Consolidated Balance Sheets.

During 2004, the net funded status of the U.S. and significant non-U.S. pension plans decreased by $253 million and $389 million, respectively, due primarily to higher actuarial losses. Benefit obligations of the U.S. and significant non-U.S. pension plans exceeded the fair value of plan assets by $397 million and $1.1 billion, respectively, at December 31, 2004. The funded status at December 31, 2004 includes the effects of contributions made during the year. Contribution rates are determined by the local foreign actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not required under regulatory requirements, may be affected by alternative uses of MMC's cash flows, including dividends, investments, and share repurchases.

Under generally accepted accounting principles, if the Accumulated Benefit Obligation of a plan exceeds the fair value of that plan's assets (an "ABO deficit"), an additional minimum liability is recorded. The additional minimum liability is equal to the ABO deficit plus the amount of prepaid pension cost recognized for that plan. The additional minimum liability is established through a charge to other comprehensive income (equity), net of applicable taxes. At December 31, 2004, MMC has prepaid pension costs of approximately $1.4 billion which relate primarily to the U.S. qualified plan and two U.K. plans, as well as some smaller plans in various countries.

FINANCING CASH FLOWS

Net cash provided by financing activities was $1.2 billion in 2004 compared with a $1.3 billion use of cash in 2003. The cash generated in 2004 relates primarily to the issuance of long term debt to fund the acquisition of Kroll, Inc. in July 2004 and the $1.3 billion term loan discussed below. Approximately $1.2 billion of net debt was added in 2004, compared with a slight reduction in net debt in 2003.

The matters raised in the NYAG Lawsuit on October 14, 2004 (described in Note 15 of the Consolidated Financial Statements) may have prohibited MMC from borrowing under its revolving facilities. The required lenders under each of the facilities agreed to waive the effect of such matters until December 30, 2004. During the period from October 14 to December 15, 2004, the revolving credit facilities were drawn upon to refinance approximately $1.7 billion of maturing commercial paper. On December 15, 2004, MMC completed financing with respect to a $1.3 billion, two-year term loan facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007 and $700 million revolving credit facility which expires in June 2009. The term loan facility replaced MMC's existing one-year facilities and the proceeds from this loan were used to pay down the outstanding balances on revolving credit facilities. At December 31, 2004, $373 million was outstanding on the revolving credit facilities.

Subsequent to the filing of the NYAG Lawsuit on October 14, 2004, both Moody's and Standard & Poor's have lowered their credit ratings on MMC. MMC's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's. These ratings remain on review for possible further downgrade. MMC's short-term ratings are currently P-2 by Moody's and A-2 by Standard & Poor's. These ratings also remain on review for possible further downgrade. These rating actions will result in increased borrowing costs for MMC.

In 2004, MMC repurchased 11.4 million shares for $524 million, substantially all of which was purchased in the first and second quarter.

Dividends paid by MMC amounted to $681 million in 2004 ($1.30 per share) and $631 million ($1.18 per share) in 2003. At its November 18 meeting, MMC's Board deferred its decision with respect to the company's dividend for the first quarter of 2005, pending completion of its review of Marsh's business model and ongoing regulatory matters. On February 26, 2005 MMC declared a dividend of $0.17 per share.

In June 2004, MMC refinanced $600 million of maturing long term debt by issuing commercial paper.

In July 2004, MMC purchased Kroll, Inc. in an all-cash transaction totaling approximately $1.9 billion. The purchase was initially funded with commercial paper borrowings. Following the acquisition, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay the commercial paper borrowings.

In July 2003, MMC issued $300 million of 5.875% Senior Notes due in 2033. In February 2003, MMC issued $250 million of 3.625% Senior Notes due in 2008 and $250 million of 4.85% Senior Notes due in 2013 (the "2003 Notes"). The net proceeds from the 2003 Notes were used to pay down commercial paper borrowings.

MMC also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $331 million at December 31, 2004 and $209 million at December 31, 2003. There was $61 million outstanding under these facilities at December 31, 2004.

MMC's credit agreements contain covenants which include, in some cases, restrictions on consolidations or mergers, the sale or pledging of assets, and leverage and coverage ratio requirements. Details on the specific leverage and coverage ratio requirements can be found in the Credit Agreement and Amendment documents filed on Form 8-K with the SEC on December 15, 2004. Two outstanding loans amounting to $125 million include covenants stating minimum net worth requirements, the most restrictive of which requires at least $3.5 billion of net worth.

In January 2003, MMC terminated and settled interest rate swaps that had hedged the fair value of Senior Notes issued in 2002. The cumulative amount of previously recognized adjustments of the fair value of the hedged notes is being amortized over the remaining life of those notes. As a result, the effective interest rate over the remaining life of the notes, including the amortization of the fair value adjustments, is 4.0% for the $500 million Senior Notes due in 2007 (5.375% coupon rate) and 5.1% for the $250 million Senior Notes due in 2012 (6.25% coupon rate).

INVESTING CASH FLOWS

Cash used for investing activities amounted to $2.6 billion in 2004 and $470 million in 2003. The primary use of cash in 2004 was for the acquisition of Kroll, Inc., Synhrgy HR Technologies and the Australia and New Zealand operations of Heath Lambert, and payments of approximately $61 million for acquisitions completed in prior years. Remaining cash payments of approximately $65 million related to acquisitions completed in 2004 and prior years are recorded in Accounts payable and accrued liabilities or in Other liabilities in the Consolidated Balance Sheets at December 31, 2004. Cash used for acquisitions in 2003 amounted to $178 million, primarily related to the acquisition of OWC and several smaller consulting businesses.

MMC's additions to fixed assets and capitalized software, which amounted to $376 million in 2004 and $436 million in 2003, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

The sale of Putnam's interest in its Italian joint venture and related securities along with sales of securities by MMC Capital, generated $199 million of cash in 2004. Securities sales during 2003 generated $106 million. These sales are included in Other, net in the Consolidated Statements of Cash Flows.

MMC has committed to potential future investments of approximately $471 million in connection with various MMC Capital private equity funds and other MMC investments. Commitments of $276 million relate to Trident III, a private equity fund managed by MMC Capital, which was formed in 2003. The funding commitment to Trident III will decrease by $100 million when the spinoff of MMC Capital's business occurs. The remaining commitments relate to other funds managed by MMC Capital (approximately $90 million) and by Putnam through THL and THLPC (approximately $105 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $50-$75 million per year but actual capital calls may occur more quickly. The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by MMC Capital related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident II will be harvesting its portfolio in 2005 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Putnam has investment commitments of $105 million for three active THL funds, of which approximately $50 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. At December 31, 2004 none of the $187 million is committed.

Approximately $49 million was invested in 2004 related to all of the commitments discussed above.

COMMITMENTS AND OBLIGATIONS

MMC's contractual obligations were comprised of the following as of December 31, 2004 (dollars in millions):

                                                         Payment due by Period
                                    ---------------------------------------------------------------
Contractual Obligations              Total    Within 1 Year   1-3 Years   4-5 Years   After 5 Years
-----------------------             -------   -------------   ---------   ---------   -------------
Revolving Lines of Credit           $   434      $  434         $   --      $   --        $   --
Current portion of long-term debt        70          70             --          --            --
Commercial Paper                        129         129             --          --            --
Long Term Debt                        4,673          --          2,366         854         1,453
NYAG/NYSID Settlement                   850         255            425         170            --
Net Operating leases                  4,077         505            859         652         2,061
Service Agreements                      217          76             79          29            33
Other long-term obligations              68          24             44          --            --
                                    -------      ------         ------      ------        ------
Total                               $10,518      $1,493         $3,773      $1,705        $3,547
                                    =======      ======         ======      ======        ======

MARKET RISK

Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

INTEREST RATE RISK

MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are used on a limited basis to manage MMC's exposure to interest rate movements on its cash and investments as well as interest expense on borrowings and are only executed with counterparties of high creditworthiness.

MMC had the following investments and debt instruments subject to variable interest rates:

Year Ended December 31,
(In millions of dollars)                                    2004
------------------------                                   ------
Cash and cash equivalents invested
   in certificates of deposit and time deposits (Note 1)   $1,396
Fiduciary cash and investments (Note 1)                    $4,136
Variable rate debt outstanding (Note 10)                   $2,363

These investments and debt instruments are discussed more fully in the above-indicated notes to the Consolidated Financial Statements.

Based on the above balances, if short-term interest rates increase by 10%, or 26 basis points, annual interest income would increase by approximately $14 million; however, this would be partially offset by a $6 million increase in interest expense resulting in a net increase to income before income taxes and minority interest of $8 million.

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

EQUITY PRICE RISK

MMC holds investments in both public and private companies as well as certain private equity funds managed by MMC Capital, including Trident II and Trident
III. Publicly traded investments of $410 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $75 million and $327 million are accounted for under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

OTHER

A significant number of lawsuits and regulatory proceedings are pending, see
Note 15 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management considers the policies discussed below to be critical to understanding MMC's financial statements because their application places the most significant demands on management's judgment, and estimation about the effect of matters that are inherently uncertain. Actual results may differ from those estimates.

Legal and Other Loss Contingencies

MMC and its subsidiaries are subject to numerous claims, lawsuits and proceedings. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. Significant management judgment is required to comply with this guidance. MMC analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability.

Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and international laws.

The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 7 to the Consolidated Financial Statements. MMC believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust as appropriate. Pension expense in 2004 increased by $93 million compared with 2003. Based on its current assumptions, MMC expects pension expense to increase by approximately $140 million in 2005 and currently expects to contribute approximately $256 million to the plans during the year. MMC has reviewed ways to reduce benefits costs going forward and expects to take actions during 2005 to mitigate these increases by the beginning of 2006.

Future pension expense or credits will depend on plan provisions, future investment performance, future assumptions, and various other factors related to the populations participating in the pension plans. Holding all other assumptions constant, a half-percentage point change in the rate of return and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which comprise approximately 90% of total pension plan liabilities, as follows:

                           0.5 Percentage   0.5 Percentage
                           Point Increase   Point Decrease
                           --------------   --------------
(In millions of dollars)   U.S.     U.K.     U.S.    U.K.
                           ----   -------    ----   -----
Assumed Rate of Return   $(13.0)  $(20.1)   $13.0   $20.1
Discount Rate            $(29.0)  $(47.2)   $32.0   $50.6

Changing the discount rate and leaving the other assumptions constant, may not be representative of the impact on expense because the long-term rates of inflation and salary increases are correlated with the discount rate.

MMC contributes to certain health care and life insurance benefits provided to its retired employees. The cost of these postretirement benefits for employees in the United States is accrued during the period up to the date employees are eligible to retire, but is funded by MMC as incurred. This postretirement liability is included in Other liabilities in the Consolidated Balance Sheets. The key assumptions and sensitivity to changes in the assumed health care cost trend rate are discussed in Note 7 to the Consolidated Financial Statements.

Income Taxes

MMC's tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating tax positions. Tax allowances are established when, despite the belief that the tax return positions are fully supportable, there is potential that they may be successfully challenged. These allowances, as well as the related interest, are adjusted to reflect changing facts and circumstances.

Tax law requires items be included in MMC's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the Consolidated Statements of Income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.

Investment Valuation

MMC holds investments in both public and private companies, as well as certain private equity funds managed by MMC Capital. The majority of these investments are accounted for as available for sale securities under SFAS No. 115. Where applicable, certain investments are accounted for under APB Opinion No. 18. MMC periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. MMC bases its review on the facts and circumstances as they relate to each investment. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of MMC's holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of MMC's investments.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

     See the information set forth under the heading "Market Risk" above under
Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 47 to 48 of this report.

Item 8.     Financial Statements and Supplementary Data.
------      -------------------------------------------


FINANCIAL HIGHLIGHTS

For the Years Ended December 31,
(In millions except per share figures)              2004      2003      2002
---------------------------------------            -------   -------   -------
Revenue                                            $12,159   $11,544   $10,388
Income Before Income Taxes and Minority Interest   $   450   $ 2,335   $ 2,133
Net Income                                         $   176   $ 1,540   $ 1,365
Stockholders' Equity                               $ 5,056   $ 5,451   $ 5,018
                                                   -------   -------   -------
Diluted Net Income Per Share                       $   .33   $  2.81   $  2.45
Dividends Paid Per Share                           $  1.30   $  1.18   $  1.09
Year-end Stock Price                               $ 32.90   $ 47.89   $ 46.21

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,
(In millions except per share figures)                 2004      2003      2002
--------------------------------------------------   -------   -------   -------
Revenue:
   Service revenue                                   $11,959   $11,444   $10,321
   Investment income (loss)                              200       100        67
                                                     -------   -------   -------
      Operating revenue                               12,159    11,544    10,388
                                                     -------   -------   -------
Expense:
   Compensation and benefits                           6,714     5,926     5,199
   Other operating expenses                            3,828     3,112     2,915
   Regulatory and other settlements                      969        10        --
                                                     -------   -------   -------
      Operating expenses                              11,511     9,048     8,114
                                                     -------   -------   -------
Operating income                                         648     2,496     2,274

Interest income                                           21        24        19

Interest expense                                        (219)     (185)     (160)
                                                     -------   -------   -------
Income before income taxes and minority interest         450     2,335     2,133

Income taxes                                             259       770       747

Minority interest, net of tax                             15        25        21
                                                     -------   -------   -------
Net income                                           $   176   $ 1,540   $ 1,365
                                                     -------   -------   -------
Basic net income per share                           $   .33   $  2.89   $  2.52
                                                     -------   -------   -------
Diluted net income per share                         $   .33   $  2.81   $  2.45
                                                     -------   -------   -------
Average number of shares outstanding-Basic               526       533       541
                                                     -------   -------   -------
Average number of shares outstanding-Diluted             535       548       557
                                                     -------   -------   -------

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,
(In millions of dollars)                                            2004      2003
------------------------                                          -------   -------
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 1,396   $   665
                                                                  -------   -------
   Receivables
      Commissions and fees                                          2,507     2,388
      Advanced premiums and claims                                    102        89
      Other                                                           424       342
                                                                  -------   -------
                                                                    3,033     2,819
      Less - allowance for doubtful accounts and cancellations       (143)     (116)
                                                                  -------   -------
      Net receivables                                               2,890     2,703
   Other current assets                                               601       480
                                                                  -------   -------
      Total current assets                                          4,887     3,848

Goodwill and intangible assets                                      8,139     5,797
Fixed assets, net                                                   1,387     1,389
Long-term investments                                                 558       648
Prepaid pension                                                     1,394     1,199
Other assets                                                        1,972     2,172
                                                                  -------   -------
                                                                  $18,337   $15,053
                                                                  =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                $   636   $   447
   Accounts payable and accrued liabilities                         1,834     1,501
   Regulatory settlements - current portion                           394        10
   Accrued compensation and employee benefits                       1,591     1,263
   Accrued income taxes                                               280       272
   Dividends payable                                                   --       166
                                                                  -------   -------
      Total current liabilities                                     4,735     3,659
                                                                  -------   -------
Fiduciary liabilities                                               4,136     4,228
Less - cash and investments held in a fiduciary capacity           (4,136)   (4,228)
                                                                  -------   -------
                                                                       --        --

Long-term debt                                                      4,691     2,910
Regulatory settlements                                                595        --
Pension, postretirement and postemployment benefits                 1,333       997
Other liabilities                                                   1,927     2,036

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value, authorized 6,000,000 shares,
      none issued                                                      --        --
   Common stock, $1 par value, authorized 1,600,000,000 shares,
      issued 560,641,640 shares in 2004 and 2003                      561       561
   Additional paid-in capital                                       1,316     1,301
   Retained earnings                                                5,044     5,386
   Accumulated other comprehensive loss                              (370)     (279)
                                                                  -------   -------
                                                                    6,551     6,969
   Less - treasury shares at cost, 33,831,782 shares in 2004
      and 33,905,497 shares in 2003                                (1,495)   (1,518)
                                                                  -------   -------
      Total stockholders' equity                                    5,056     5,451
                                                                  -------   -------
                                                                  $18,337   $15,053
                                                                  =======   =======

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,
(In millions of dollars)                                         2004      2003      2002
--------------------------------                               -------   -------   -------
Operating cash flows:
   Net income                                                  $   176   $ 1,540   $ 1,365
   Adjustments to reconcile net income to cash generated
   from operations:
      Depreciation of fixed assets and capitalized software        392       349       324
      Amortization of intangible assets                             64        42        35
      Provision (benefit) for deferred income taxes                (71)       90       176
      (Gains) losses on investments                               (200)     (100)      (67)
   Changes in assets and liabilities:
      Net receivables                                             (107)     (199)      215
      Other current assets                                          60       (34)      (15)
      Other assets                                                  93      (289)     (318)
      Accounts payable and accrued liabilities                     858        23       135
      Accrued compensation and employee benefits                   328       125         4
      Accrued income taxes                                         (39)       85      (445)
      Other liabilities                                            446       135      (123)
      Effect of exchange rate changes                               69       100        51
                                                               -------   -------   -------
      Net cash generated from operations                         2,069     1,867     1,337
                                                               -------   -------   -------

Financing cash flows:
   Net decrease in commercial paper                               (311)     (817)     (484)
   Proceeds from issuance of debt                                4,265       800       791
   Other repayments of debt                                     (2,003)      (55)      (25)
   Purchase of treasury shares                                    (536)   (1,195)   (1,184)
   Issuance of common stock                                        456       573       490
   Dividends paid                                                 (681)     (631)     (593)
                                                               -------   -------   -------
      Net cash provided by (used for) financing activities       1,190    (1,325)   (1,005)
                                                               -------   -------   -------

Investing cash flows:
   Additions to fixed assets and capitalized software             (376)     (436)     (423)
   Proceeds from sales related to fixed assets                      23         8        18
   Acquisitions                                                 (2,364)     (178)      (92)
   Other, net                                                      161       136       167
                                                               -------   -------   -------
      Net cash used for investing activities                    (2,556)     (470)     (330)
                                                               -------   -------   -------

Effect of exchange rate changes on cash and cash equivalents        28        47         7
                                                               -------   -------   -------

Increase in cash and cash equivalents                              731       119         9

Cash and cash equivalents at beginning of year                     665       546       537
                                                               -------   -------   -------
Cash and cash equivalents at end of year                       $ 1,396   $   665   $   546
                                                               =======   =======   =======

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income

For the Years Ended December 31,
(In millions of dollars, except per share figures)            2004      2003      2002
--------------------------------------------------          -------   -------   -------
COMMON STOCK
Balance, beginning of year                                  $   561   $   561   $   561
Issuance of shares under stock compensation plans and
   employee stock purchase plans                                 --        --        --
                                                            -------   -------   -------
Balance, end of year                                        $   561   $   561   $   561
                                                            -------   -------   -------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                  $ 1,301   $ 1,426   $ 1,620
Acquisitions                                                      1         2        --
Issuance of shares under stock compensation plans and
   employee stock purchase plans and related tax benefits        14      (127)     (194)
                                                            -------   -------   -------
Balance, end of year                                        $ 1,316   $ 1,301   $ 1,426
                                                            -------   -------   -------

RETAINED EARNINGS
Balance, beginning of year                                  $ 5,386   $ 4,490   $ 3,723
Net income (a)                                                  176     1,540     1,365
Dividends declared-(per share amounts:
   $.99 in 2004, $1.21 in 2003 and $1.11 in 2002)              (518)     (644)     (598)
                                                            -------   -------   -------
Balance, end of year                                        $ 5,044   $ 5,386   $ 4,490
                                                            -------   -------   -------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year                                  $  (279)  $  (452)  $  (227)
Foreign currency translation adjustments (b)                    234       302       131
Unrealized investment holding (losses) gains,
   net of reclassification adjustments (c)                      (58)       76      (106)
Minimum pension liability adjustment (d)                       (266)     (201)     (257)
Net deferred (loss) gain on cash flow hedges (e)                 (1)       (4)        7
                                                            -------   -------   -------
Balance, end of year                                        $  (370)  $  (279)  $  (452)
                                                            -------   -------   -------

TREASURY SHARES
Balance, beginning of year                                  $(1,518)  $(1,007)  $  (504)
Purchase of treasury shares                                    (524)   (1,209)   (1,184)
Acquisitions                                                      7        16        10
Issuance of shares under stock compensation plans and
   employee stock purchase plans                                540       682       671
                                                            -------   -------   -------
Balance, end of year                                        $(1,495)  $(1,518)  $(1,007)
                                                            -------   -------   -------

TOTAL STOCKHOLDERS' EQUITY                                  $ 5,056   $ 5,451   $ 5,018
                                                            -------   -------   -------
TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)                      $    85   $ 1,713   $ 1,140
                                                            =======   =======   =======

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Marsh & McLennan Companies, Inc. ("MMC"), a professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC operated in 2004 in three principal business segments: risk and insurance services, investment management and consulting. The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. It also provides risk consulting and technology services to businesses, governments and individuals, and provides services principally in connection with originating, structuring and managing investments, primarily in the insurance and financial services industries. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts. The consulting segment provides advice and services to the managements of organizations primarily in the areas of retirement services, human capital, health care and group benefit programs, management consulting, organizational change and organizational design, economic consulting, and corporate identity.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

FIDUCIARY ASSETS AND LIABILITIES: In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $130 million in 2004, $114 million in 2003, and $118 million in 2002. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables were $11.2 billion and $11.5 billion at December 31, 2004 and 2003, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying Consolidated Balance Sheets as receivables.

REVENUE: Risk and Insurance Services revenue includes insurance commissions, fees for services rendered, interest income on fiduciary funds and through the first three quarters of 2004, market service fees from insurers. Effective October 1, 2004 Marsh agreed to eliminate contingent compensation agreements with insurers. Revenue also includes compensation for services provided in connection with the organization, structuring and management of insurance, financial and other industry-focused investments, as well as appreciation or depreciation that has been recognized on holdings in such investments. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in MMC's reinsurance and London market operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.

Investment Management revenue is derived primarily from investment management fees and 12b-1 fees. Investment management fees are recognized as services are provided. Mutual fund distribution fees are recognized over the period in which the fees can be charged to the related funds, or when a contingent deferred sales charge is triggered by a redemption. Such fees are based on the net assets of the funds and are collected directly from the applicable funds. Sales of mutual fund shares are recorded on a settlement date basis and commissions thereon are recorded on a trade date basis. Fees resulting from achievement of specified performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.

Consulting revenue includes fees paid by clients for advice and services and commissions from insurance companies for the placement of individual and group contracts. Fee revenue for engagements where Mercer is remunerated based on time plus out-of-pocket expenses is recognized based on the amount of time consulting professionals expend on the engagement. For fixed fee engagements, revenue is recognized using a proportional performance model. Insurance commissions are recorded as of the effective date of the applicable policies.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents primarily consist of certificates of deposit and time deposits, generally with original maturities of three months or less.

FIXED ASSETS: Fixed assets are stated at cost less accumulated depreciation and amortization. Expenditures for improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to operations as incurred.

Depreciation of buildings, building improvements, furniture, and equipment is provided on a straight-line basis over the estimated useful lives of these assets. Leasehold improvements are amortized on a straight-line basis over the periods covered by the applicable leases or the estimated useful life of the improvement, whichever is less. MMC periodically reviews long-lived assets for impairment whenever events or changes indicate that the carrying value of assets may not be recoverable.

The components of fixed assets are as follows:

December 31,
(In millions of dollars)                           2004      2003
------------------------                         -------   -------
Furniture and equipment                          $ 1,676   $ 1,510
Land and buildings                                   458       445
Leasehold and building improvements                  914       882
                                                 -------   -------
                                                   3,048     2,837
Less-accumulated depreciation and amortization    (1,661)   (1,448)
                                                 -------   -------
                                                 $ 1,387   $ 1,389
                                                 =======   =======

INVESTMENT SECURITIES: MMC holds investments in both public and private companies, as well as certain private equity funds (managed by MMC Capital and T.H. Lee) and seed shares for mutual funds. Publicly traded investments are classified as available for sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and carried at market value. Non-publicly traded investments are carried at cost in accordance with APB Opinion No. 18 ("APB 18"). Changes in the fair value of trading securities are recorded in earnings when they occur. Changes in the fair value of available for sale securities are recorded in stockholders' equity, net of applicable taxes, until realized. Securities classified as trading or available for sale under SFAS 115, or carried at cost under APB 18, are included in Long-term investments in the Consolidated Balance Sheets.

Certain investments, primarily investments in private equity funds, are accounted for using the equity method under APB 18. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at fair value. MMC records its proportionate share of the change in fair value of the funds in earnings when they occur. Securities recorded using the equity method are included in Other assets in the Consolidated Balance Sheets.

Gains or losses recognized in earnings from the investment securities described above are included in Investment income (loss) in the Consolidated Statements of Income. Costs related to management of MMC's investments, including incentive compensation partially derived from investment income and loss, are recorded in operating expenses.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

CAPITALIZED SOFTWARE COSTS: MMC capitalizes certain costs to develop, purchase, or modify software for the internal use of MMC. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Computer software costs of $281 million and $255 million, net of accumulated amortization of $418 million and $372 million at December

31, 2004 and 2003, respectively, are included in Other assets in the Consolidated Balance Sheets.

LEGAL AND OTHER LOSS CONTINGENCIES: MMC and its subsidiaries are subject to various claims, lawsuits and proceedings. MMC records liabilities for contingencies including legal costs when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. Significant management judgment is required to comply with this guidance. MMC analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. Contingent liabilities are not discounted.

INCOME TAXES: MMC's tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgement is required in determining the annual tax rate and in evaluating tax positions. Tax allowances are established when, despite the belief that the tax return positions are fully supportable, there is the potential that they may be successfully challenged. These allowances, as well as the related interest, are adjusted to reflect changing facts and circumstances.

Tax law requires items be included in MMC's tax returns at different times than the items are reflected in the Consolidated Statements of Income. As a result, the annual tax expense reflected in the Consolidated Statements of Income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.

U.S. Federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at December 31, 2004 amounted to approximately $1.7 billion. However, if these earnings were not considered permanently reinvested, the incremental tax liability which otherwise might be due upon distribution, net of foreign tax credits, would be approximately $190 million.

In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 (the "Act"), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction ("DRD"), of 85% of qualifying foreign earnings that are repatriated in either a company's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, "Accounting for Income Taxes," which typically requires the effect of a new tax law to be recorded in the period of enactment. MMC will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its calendar year 2005.

MMC is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, MMC expects to complete its evaluation of the effects of the Act during 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC's foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $1.2 billion. Although the evaluation is ongoing, MMC estimates the range of income tax effects of potential repatriations to be zero to $63 million.

PREPAID DEALER COMMISSIONS: Essentially all of the mutual funds marketed by MMC's investment management segment are made available with a contingent deferred sales charge in lieu of a front-end load. The related prepaid dealer commissions, initially paid by MMC to broker/dealers for distributing such funds, can be recovered through charges and fees received over a number of years. The prepaid dealer commissions are amortized on a straight-line basis over a period not to exceed six years. If early terminations result in the recognition of contingent deferred sales charges, the amortization of prepaid dealer commissions is accelerated accordingly. MMC assesses the recoverability of prepaid dealer commissions by comparing the expected future cash flows with recorded balances.

DERIVATIVE INSTRUMENTS: All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

VARIABLE INTEREST ENTITIES: MMC through Putnam, manages $3.6 billion in the form of Collateralized Debt Obligations ("CDO") and Collateralized Bond Obligations ("CBO"). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam's investment totaling $7.5 million, reflected in Long-term investments in the Consolidated Balance Sheets at December 31, 2004. MMC has concluded it is not the primary beneficiary of these structures under FIN 46 "Consolidation of Variable Interest Entities."

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject MMC to concentrations of credit risk consist primarily of cash and cash equivalents, commissions and fees receivable and insurance recoverables. MMC maintains a policy providing for the diversification of cash and cash equivalent investments and places its investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are generally limited due to the large number of clients and markets in which MMC does business, as well as the dispersion across many geographic areas.

PER SHARE DATA: Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC's common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest expense associated with unvested shares under the Putnam Equity Partnership Plan, discussed further in Note 8, and adding back dividend equivalent expense related to common stock equivalents. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

For the Years Ended December 31,
(In millions)                                                     2004     2003     2002
--------------------------------                                 ------   ------   ------
Net income                                                       $  176   $1,540   $1,365
Less: Potential minority interest expense associated
   with Putnam Class B Common Shares                                 --       (1)      (2)
Add: Dividend equivalent expense related to
   common stock equivalents                                           2        2        2
                                                                 ------   ------   ------
Net income for diluted earnings per share                        $  178   $1,541   $1,365
                                                                 ======   ======   ======
Basic weighted average common shares outstanding                    526      533      541
Dilutive effect of potentially issuable common shares                 9       15       16
                                                                 ------   ------   ------
Diluted weighted average common shares outstanding                  535      548      557
                                                                 ======   ======   ======
Average stock price used to calculate common stock equivalents   $42.12   $46.99   $48.95
                                                                 ======   ======   ======

ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS: In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". As allowed by this FSP, the Company elected to defer accounting for the effects of the Act. In May 2004, the FASB issued FSP No. 106-2 to address the accounting and disclosure requirements related to the Act. The FSP was effective for the Company beginning with its third quarter ended September 30, 2004. The effect of the Act on the Company's financial statements was not significant.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an Amendment of FASB Statements Nos. 87, 88, and 106". Additional disclosure requirements were added to include information describing the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows. See Note 7 to the Consolidated Financial Statements and the Retirement Benefits section of Management's Discussion and Analysis for the related pension and postretirement benefit disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payments" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure and recognize compensation for share-based payments at fair value. The effects of adoption of SFAS No. 123R are disclosed in the proforma information in Note 8 to the Consolidated Financial Statements.

RECLASSIFICATIONS: Certain reclassifications have been made to the prior year amounts to conform with current year presentation.

2.   SUPPLEMENTAL DISCLOSURES

The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31,
(In millions of dollars)                     2004     2003   2002
--------------------------------            ------   -----   ----
Purchase acquisitions:
   Assets acquired, excluding cash          $2,353   $ 408   $ 99
   Liabilities assumed                         (17)     (9)    (2)
   Issuance of debt and other obligations      (33)   (115)    (5)
   Deferred purchase consideration              61      --     --
   Shares issuable                              --    (106)    --
                                            ------   -----   ----
Net cash outflow for acquisitions           $2,364   $ 178   $ 92
                                            ======   =====   ====
Interest paid                               $  198   $ 172   $154
Income taxes paid                           $  383   $ 542   $931

An analysis of the allowance for doubtful accounts for the three years ended December 31, follows:


(In millions of dollars)                     2004     2003   2002
--------------------------------            ------   -----   ----

Balance at beginning of year                 $116     $124   $139
Provision charged to operations                30       18     21
Accounts written-off, net of recoveries       (10)     (36)   (44)
Effect of exchange rate changes                 7       10      8
                                            ------   -----   ----
Balance at end of year                       $143     $116   $124
                                            ======   =====   ====

3.   OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

For the Years Ended December 31,
(In millions of dollars)                                                       2004    2003    2002
--------------------------------                                              -----   -----   -----
Foreign currency translation adjustments                                      $ 234   $ 302   $ 131
Unrealized investment holding gains (losses), net of income tax liability
   (benefit) of $3, $54 and $(35) in 2004, 2003 and 2002, respectively            8      98     (70)
Less: Reclassification adjustment for realized gains included in net income, net of income tax liability of $36, $12 and $21
   in 2004, 2003 and 2002, respectively                                         (66)    (22)    (36)
Minimum pension liability adjustment, net of income tax benefit
   of $123 in 2004, $77 in 2003 and $110 in 2002                               (266)   (201)   (257)
Deferred (loss) gain on cash flow hedges, net of income tax (benefit)
   liability of $(1), $(2) and $3 in 2004, 2003 and 2002, respectively           (1)     (4)      7
                                                                              -----   -----   -----
                                                                              $ (91)  $ 173   $(225)
                                                                              =====   =====   =====

The components of accumulated other comprehensive loss, net of taxes, are as follows:

December 31,
(In millions of dollars)                    2004    2003
------------------------                   -----   -----
Foreign currency translation adjustments   $ 244   $  10
Net unrealized investment gains              138     196
Minimum pension liability adjustment        (752)   (486)
Net deferred gain on cash flow hedges        --        1
                                           -----   -----
                                           $(370)  $(279)
                                           =====   =====

4.   ACQUISITIONS

In July 2004, MMC acquired Kroll Inc. ("Kroll"), the world's leading risk mitigation services firm in an all-cash $1.9 billion transaction in which Kroll shareholders received $37 for each outstanding share of Kroll common stock owned. The acquisition of Kroll broadens and deepens the capabilities of MMC's risk consulting and advisory businesses by adding services which clients need to reduce the impact of an adverse event. It expands MMC's capacity in several important sectors that complement existing businesses, such as corporate restructuring, business intelligence and investigations, security services, employee screening, and electronic evidence and litigation support. The estimated fair values of assets and liabilities are recorded in the financial statements as follows: net tangible assets of $45 million, identified intangible assets of $311 million; and goodwill of $1.6 billion.

In addition, MMC acquired Synhrgy HR Technologies, a leading provider of human resource technology and outsourcing services, for a total cost of $115 million in 2004. Substantially all employees of Synhrgy became employees of MMC. Approximately $7 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as compensation expense over three years. MMC also acquired the Australia and New Zealand operations of Heath Lambert for $53 million in March of 2004, Prentis Donegan for $63 million in cash in July of 2004, an additional 30% of the voting stock of PanAgora Asset Management, Inc. (bringing its total to an 80% voting majority) for $3 million in cash in July of 2004, Centerlink for $36 million in September 2004 and Corporate Systems for $72 million in cash in October 2004.

The allocation of purchase consideration resulted in acquired goodwill of $1.9 billion in 2004. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when the purchase accounting is finalized.

In April 2003, MMC acquired Oliver, Wyman & Company ("OWC") for $265 million comprising $159 million in cash, to be paid over 4 years, and $106 million in MMC stock. Substantially, all former employees of OWC became employees of MMC. Approximately $35 million of the purchase consideration is subject to continued employment of the selling shareholders and is recorded as prepaid compensation. This asset is being amortized as compensation expense over four years.

During 2003, MMC also acquired several insurance and consulting businesses in transactions accounted for as purchases for a total cost of $135 million. The cost of 2003 acquisitions exceeded the fair value of assets acquired by $307 million.

5.   GOODWILL AND OTHER INTANGIBLES

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. In connection with MMC's annual impairment tests in the third quarter of 2004, it was determined that such assets were not impaired. Due to the decline in MMC's share price following the filing of the Civil Complaint by the Attorney General of the State of New York on October 14, 2004, MMC conducted goodwill impairment tests as of December 31, 2004 and determined that such assets were not impaired.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)
Balance as of January 1, 2004                    $5,533
Goodwill acquired                                 1,881
Other adjustments (primarily foreign exchange)      118
                                                 ------
Balance as of December 31, 2004                  $7,532
                                                 ======

Goodwill allocable to each of MMC's reporting segments is as follows: Risk and Insurance Services $6.3 billion; Investment Management $122 million; and Consulting $1.1 billion.

The goodwill balance at December 31, 2004 and 2003 includes approximately $119 million and $121 million, respectively, of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and tradenames acquired, and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross cost and accumulated amortization by major intangible asset class is as follows:

                                                  2004                              2003
                                    -------------------------------   -------------------------------
                                                              Net                               Net
December 31,                        Gross    Accumulated   Carrying   Gross    Accumulated   Carrying
(In millions of dollars)             Cost   Amortization    Amount     Cost   Amortization    Amount
------------------------            -----   ------------   --------   -----   ------------   --------
Customer and marketing related       $630       $122         $508      $222       $ 74         $148
Future revenue streams related to
   existing private equity funds      198        108           90       199         92          107
                                     ----       ----         ----      ----       ----         ----
Total amortized intangibles          $828       $230         $598      $421       $166         $255
                                     ====       ====         ====      ====       ====         ====

Aggregate amortization expense for the years ended December 31, 2004 and 2003, was $64 million and $42 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)            Estimated Expense
---------------------------------   -----------------
2005                                       $109
2006                                       $ 88
2007                                       $ 82
2008                                       $ 78
2009                                       $ 67

6.   INCOME TAXES

Income before income taxes and minority interest shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

For the Years Ended December 31,
(In millions of dollars)                            2004    2003     2002
--------------------------------                    ----   ------   ------
Income before income taxes and minority interest:
      U.S.                                          $(63)  $1,434   $1,346
      Other                                          513      901      787
                                                    ----   ------   ------
                                                    $450   $2,335   $2,133
                                                    ====   ======   ======

Income taxes:
   Current-
      U.S. Federal                                  $204   $  433   $  424
      Other national governments                      80      159      111
      U.S. state and local                            46       88       36
                                                    ----   ------   ------
                                                     330      680      571
                                                    ----   ------   ------

   Deferred-
      U.S. Federal                                  (118)      45       17
      Other national governments                      67       60      130
      U.S. state and local                           (20)     (15)      29

                                                    ----   ------   ------
                                                     (71)      90      176
                                                    ----   ------   ------
Total income taxes                                  $259   $  770   $  747
                                                    ====   ======   ======

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)                         2004     2003
------------------------                        ------   -----
DEFERRED TAX ASSETS:
   Accrued expenses not currently deductible    $  809    $502
   Differences related to non-U.S. operations      251     254
   Other                                            54      29
                                                ------    ----
                                                $1,114    $785
                                                ======    ====
DEFERRED TAX LIABILITIES:
   Prepaid dealer commissions                   $   12    $ 22
   Unrealized investment holding gains              74     107
   Differences related to non-U.S. operations      123     121
   Depreciation and amortization                   276      83
   Accrued retirement benefits                      34      48
   Other                                            21      15
                                                ------    ----
                                                $  540    $396
                                                ======    ====
BALANCE SHEET CLASSIFICATIONS:
   Current assets                               $  282    $ 35
   Other assets                                 $  292    $354

A reconciliation from the U.S. Federal statutory income tax rate to MMC's effective income tax rate is shown below. The increase in percentages in 2004 is largely due to the decline in pre-tax operating income. The increase in the effective tax rate was primarily due to the non-deductibility of Putnam's $224 million in regulatory settlements; a lower tax benefit related to Marsh's $850 million settlement of the NYAG Lawsuit due to partial attribution to foreign operations; and a partially offsetting benefit for foreign earnings taxed at lower rates.

                                             2004   2003   2002
For the Years Ended December 31,               %      %      %
--------------------------------             ----   ----   ----
U.S. Federal statutory rate                  35.0   35.0   35.0
U.S. state and local income taxes-
   net of U.S. Federal income tax benefit     1.7    2.0    2.0
Differences related to non-U.S. operations   (7.3)  (4.1)  (1.6)
NYAG lawsuit, including state taxes          11.5     --     --
Putnam regulatory settlements                17.4     --     --
Meals and entertainment                       3.0     .5     .6
Dividends paid to employees                  (3.0)   (.5)   (.6)
Other                                         (.7)    .1    (.4)
                                             ----   ----   ----
Effective tax rate                           57.6   33.0   35.0
                                             ====   ====   ====

MMC is routinely examined by the Internal Revenue Service (the "IRS") and tax authorities in the United Kingdom, as well as states in which it has significant business operations, such as California, Massachusetts and New York. The tax years under examination vary by jurisdiction. The current IRS examination covers 2000-2002. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. MMC has established tax allowances which it believes are adequate in relation to the potential assessments. The resolution of tax matters should not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC's net income or cash flows for a particular future period and on its effective tax rate.

7.   RETIREMENT BENEFITS

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and international law.

The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

                                                           Pension     Postretirement
                                                           Benefits       Benefits
                                                         -----------   --------------
                                                         2004   2003     2004   2003
                                                         ----   ----     ----   ----
Weighted average assumptions:
Discount rate (for expense)                              5.8%   6.1%     6.3%   6.6%
Expected return on plan assets                           8.4%   8.5%      --     --
Rate of compensation increase (for expense)              3.7%   3.8%      --     --
Discount rate (for benefit obligation)                   5.5%   5.8%     5.9%   6.3%
Rate of compensation increase (for benefit obligation)   3.6%   3.7%      --     --

The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan's assets. MMC utilizes a model developed by its actuaries to assist in the setting of this assumption. The model takes into account several factors including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances, and correlations for different asset classes. All returns utilized and produced by the model are geometric averages. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. MMC generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the "American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions" and consistent with Actuarial Standards of Practice No. 27. The historical five and ten-year average asset returns of each plan are also reviewed to ensure they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets as defined by SFAS No. 87. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. plans is 70% equities and 30% bonds, and for the U.K. plans, which comprise approximately 85% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 72% to equities and 28% to fixed income, and for the U.K. plans was 58% to equities and 42% to fixed income. Actual portfolio allocations in 2004 approximated the target allocations. The assets of the company's defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. MMC uses threshold based portfolio rebalancing to ensure the actual portfolio remains consistent with target allocations.

The discount rate selected for each U.S. plan is based on a model bond portfolio with durations that match the expected payment patterns of the plan. Discount rates for non-U.S. plans are based on appropriate bond indices such as the IBoxx (pound) Corporates 15-year index in the U.K. Projected compensation increases reflect current expectations as to future levels of inflation.

The components of the net periodic benefit cost (income) for combined U.S. and significant non-U.S. defined benefit and other postretirement plans are as follows:

                                                 Pension Benefits     Postretirement Benefits
For the Years Ended December 31,              ---------------------   -----------------------
(In millions of dollars)                       2004    2003    2002      2004   2003   2002
--------------------------------              -----   -----   -----      ----   ----   ----
Service cost                                  $ 235   $ 192   $ 171      $11    $ 9    $ 7
Interest cost                                   424     365     337       20     20     19
Expected return on plan assets                 (619)   (546)   (519)      --     --     --
Amortization of prior service credit            (38)    (38)    (17)      (2)    (2)    (2)
Amortization of transition asset                 (4)     (4)     (5)      --     --     --
Recognized actuarial loss                        90      26      11        3      5      3
                                              -----   -----   -----      ---    ---    ---
Net Periodic Benefit Cost (Income)            $  88   $  (5)  $ (22)     $32    $32    $27
                                              =====   =====   =====      ===    ===    ===

The following schedules provide information concerning MMC's U.S. defined benefit pension plans and postretirement benefit plans:

                                                   U.S. Pension    U.S. Postretirement
                                                     Benefits           Benefits
December 31,                                     ---------------   -------------------
(In millions of dollars)                          2004     2003        2004    2003
------------------------                         ------   ------      -----   -----
Change in benefit obligation:
Benefit obligation at beginning of year          $2,563   $2,309      $ 290   $ 250
Service cost                                         82       68         10       8
Interest cost                                       166      155         17      17
Actuarial loss                                      351      139          3      23
Benefits paid                                      (114)    (108)       (11)     (8)
                                                 ------   ------      -----   -----
Benefit obligation at end of year                $3,048   $2,563      $ 309   $ 290
                                                 ------   ------      -----   -----

Change in plan assets:
Fair value of plan assets at beginning of year   $2,419   $2,045      $  --   $  --
Actual return on plan assets                        299      461         --      --
Employer contributions                               47       21         11       8
Benefits paid                                      (114)    (108)       (11)     (8)
                                                 ------   ------      -----   -----
Fair value of plan assets at end of year         $2,651   $2,419      $  --   $  --
                                                 ------   ------      -----   -----

Funded status                                    $ (397)  $ (144)     $(309)  $(290)
Unrecognized net actuarial loss                     911      674         66      65
Unrecognized prior service credit                  (184)    (222)        (5)     (7)
Unrecognized transition asset                        --       (5)        --      --
                                                 ------   ------      -----   -----
Net asset (liability) recognized                 $  330   $  303      $(248)  $(232)
                                                 ======   ======      =====   =====

Amounts recognized in the Consolidated Balance
   Sheets consist of:
Prepaid benefit cost                             $  580   $  538      $  --   $  --
Accrued benefit liability                          (322)    (270)      (248)   (232)
Accumulated other comprehensive loss                 72       35         --      --
                                                 ------   ------      -----   -----
Net asset (liability) recognized                 $  330   $  303      $(248)  $(232)
                                                 ======   ======      =====   =====
Accumulated benefit obligation at December 31    $2,846   $2,399      $  --   $  --
                                                 ======   ======      =====   =====

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

                                              U.S. Pension   U.S. Postretirement
                                                Benefits           Benefits
                                              ------------   -------------------
                                              2004   2003        2004   2003
                                              ----   ----        ----   ----
Weighted average assumptions:
Discount rate (for expense)                   6.4%   6.75%      6.4%    6.75%
Expected return on plan assets                8.75%  8.75%       --      --
Rate of compensation increase (for expense)   3.15%  3.5%        --      --
Discount rate (for benefit obligation)        6.0%   6.4%       6.0%    6.4%
Rate of compensation increase (for benefit
   obligation)                                2.85%  3.15%       --      --

The U.S. defined benefit pension plans do not have any direct or indirect ownership of MMC stock. Plan assets of approximately $1.9 billion and $1.8 billion at December 31, 2004 and 2003, respectively, were managed by Putnam, which includes both separately managed and publicly available investment funds.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $340 million, $315 million and $0, respectively, as of December 31, 2004 and $290 million, $266 million and $0, respectively, as of December 31, 2003.

The components of the net periodic benefit cost (income) for the U.S. defined benefit and other postretirement benefit plans are as follows:

                                                   U.S. Pension       U.S.Postretirement
                                                     Benefits              Benefits
For the Years Ended December 31,              ---------------------   ------------------
(In millions of dollars)                       2004    2003    2002   2004   2003   2002
--------------------------------              -----   -----   -----   ----   ----   ----
Service cost                                  $  81   $  68   $  67    $10    $ 8    $ 6
Interest cost                                   166     155     160     17     17     16
Expected return on plan assets                 (231)   (229)   (241)    --     --     --
Amortization of prior service credit            (38)    (38)    (17)    (2)    (2)    (2)
Amortization of transition asset                 (4)     (4)     (5)    --     --     --
Recognized actuarial loss                        46      18       9      3      5      3
                                              -----   -----   -----    ---    ---    ---
Net Periodic Benefit Cost (Income)            $  20   $ (30)  $ (27)   $28    $28    $23
                                              =====   =====   =====    ===    ===    ===

The assumed health care cost trend rate was approximately 12% in 2004 gradually declining to 5% in the year 2019. Assumed health care cost trend rates have a significant effect on the amounts reported for the U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                           1 Percentage     1 Percentage
(In millions of dollars)                                  Point Increase   Point Decrease
------------------------                                  --------------   --------------
Effect on total of service and interest cost components        $ 4              $ (3)

Effect on postretirement benefit obligation                    $43              $(35)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") became law. The net periodic benefit cost shown above includes the subsidy which did not have a material impact.

The following schedules provide information concerning MMC's significant non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

                                                         Non-U.S. Pension   Non-U.S. Postretirement
                                                             Benefits               Benefits
December 31,                                             ----------------   -----------------------
(In millions of dollars)                                  2004     2003           2004   2003
------------------------                                 ------   ------          ----   ----
Change in benefit obligation:
Benefit obligation at beginning of year                  $4,666   $3,660           $55    $52
Service cost                                                154      124             1      1
Interest cost                                               258      210             3      3
Employee contributions                                       36       27            --     --
Actuarial loss (gain)                                       591      325             1     (2)
Effect of settlement                                        (11)      (4)           --     --
Special termination benefits                                  6        4            --     --
Benefits paid                                              (162)    (141)           (3)    (2)
Foreign currency changes                                    429      466             5      6
Plan amendments                                             (31)      (1)           --     (3)
                                                         ------   ------           ---    ---
Effect of spinoff                                            --       (4)           --     --
                                                         ------   ------           ---    ---
Benefit obligation at end of year                        $5,936   $4,666           $62    $55
                                                         ------   ------           ---    ---
Change in plan assets:
Fair value of plan assets at beginning of year           $3,934   $2,918           $--    $--
Actual return on plan assets                                427      380            --     --

Effect of settlement                                         (11)      (4)    --     --
Company contributions                                        239      366      3      2
Employee contributions                                        36       27     --     --
Benefits paid                                               (162)    (141)    (3)    (2)
Foreign currency changes                                     352      388     --     --
                                                         -------   ------   ----   ----
Fair value of plan assets at end of year                 $ 4,815   $3,934   $ --   $ --
                                                         -------   ------   ----   ----
Funded status                                            $(1,121)  $ (732)  $(62)  $(55)
Unrecognized net actuarial loss                            2,322    1,655      9      8
Unrecognized prior service cost                              (20)      10     (3)    (3)
                                                         -------   ------   ----   ----
Net asset (liability) recognized                         $ 1,181   $  933   $(56)  $(50)
                                                         =======   ======   ====   ====
Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost                                     $   800   $  645   $ --   $ --
Accrued benefit liability                                   (631)    (374)   (56)   (50)
Intangible asset                                               9        8     --     --
Accumulated other comprehensive loss                       1,003      654     --     --
                                                         -------   ------   ----   ----
Net asset (liability) recognized                         $ 1,181   $  933   $(56)  $(50)
                                                         =======   ======   ====   ====
Accumulated benefit obligation at December 31            $ 5,261   $4,126   $ --   $ --
                                                         =======   ======   ====   ====
Weighted average assumptions:
Discount rate (for expense)                                  5.4%     5.7%   5.7%   5.9%
Expected return on plan assets                               8.2%     8.3%    --     --
Rate of compensation increase (for expense)                  4.0%     4.0%    --     --
Discount rate (for benefit obligation)                       5.3%     5.4%   5.6%   5.7%
Rate of compensation increase (for benefit obligation)       4.0%     4.0%    --     --

The benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $3.4 billion, $3.1 billion and $2.5 billion, respectively, as of December 31, 2004 and $2.6 billion, $2.4 billion and $2 billion, respectively, as of December 31, 2003.

The non-U.S. defined benefit plans do not have any direct or indirect ownership of MMC stock.

The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses under SFAS 88 are as follows:

                                   Non-U.S. Pension Benefits   Non-U.S. Postretirement Benefits
For the Years Ended December 31,   -------------------------   -------------------------------
(In millions of dollars)             2004    2003    2002             2004   2003   2002
--------------------------------    -----   -----   -----             ----   ----   ----
Service cost                        $ 154   $ 124   $ 104              $1     $1     $1
Interest cost                         258     210     177               3      3      3
Expected return on plan assets       (388)   (317)   (278)             --     --     --
Recognized actuarial loss              44       8       2              --     --     --
                                    -----   -----   -----             ---    ---    ---
Net periodic benefit cost           $  68   $  25   $   5              $4     $4     $4
                                    -----   -----   -----             ---    ---    ---
Curtailment gain                       --      --      (1)             --     --     --
Settlement loss                         3      --       1              --     --     --
Special termination benefits            6       4       1              --     --     --
                                    -----   -----   -----             ---    ---    ---
Total expense                       $  77   $  29   $   6              $4     $4     $4
                                    =====   =====   =====             ===    ===    ===

The assumed health care cost trend rate was approximately 6.6% in 2004, gradually declining to 4.3% in the year 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                           1 Percentage     1 Percentage
(In millions of dollars)                                  Point Increase   Point Decrease
------------------------                                  --------------   --------------
Effect on total of service and interest cost components         $1               $(1)

Effect on postretirement benefit obligation                     $9               $(7)

MMC's estimated future benefit payments for its pension and postretirement benefits at December 31, 2004 were as follows:

                            Pension Benefits   Postretirement Benefits
December 31,               -----------------   -----------------------
(In millions of dollars)    U.S.    Non-U.S.       U.S.   Non-U.S.
------------------------   ------   --------       ----   --------
2005                       $  128    $  163        $ 14      $ 3
2006                          136       174          14        3
2007                          144       183          15        4
2008                          154       207          16        4
2009                          164       227          18        4
2010-2014                  $1,005    $1,355        $105      $21

CONTRIBUTION PLANS: MMC maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies Stock Investment Plan ("SIP") and the Putnam Investments, LLC Profit Sharing Retirement Plan (the "Putnam Plan"). Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the

SIP, MMC matches a portion of the employees' contributions, while under the Putnam Plan the contributions are at the discretion of MMC subject to IRS limitations. The SIP is an Employee Stock Ownership Plan under U.S. tax law and plan assets of approximately $715 million at December 31, 2004 and $1.3 billion at December 31, 2003 were invested in MMC stock. Effective October 25, 2004, all participants became eligible to direct their Company matching contributions and all of their employee contribution account balances to any of the available investment options. If a participant does not choose an investment direction for his or her future Company matching contributions, they are automatically invested in the Putnam Fixed Income Fund. SIP plan assets of approximately $973 million and $938 million at December 31, 2004 and 2003, respectively, were managed by Putnam. The cost of these defined contribution plans was $97 million, $97 million and $92 million for 2004, 2003 and 2002, respectively.

8.   STOCK BENEFIT PLANS

MMC has stock-based benefit plans under which employees are awarded grants of restricted stock, stock options or other forms of awards. As provided under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), MMC has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the required additional pro forma disclosures.

MMC INCENTIVE AND STOCK AWARD PLANS: In 2000, the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (the "2000 Employee Plan") and the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (the "2000 Executive Plan") were adopted. The types of awards permitted under these plans include stock options, restricted stock, stock bonus units, restricted and deferred stock units payable in MMC common stock or cash, and other stock-based and performance-based awards. The Compensation Committee of the Board of Directors (the "Compensation Committee") determines, at its discretion, which affiliates may participate in the plans, which eligible employees will receive awards, the types of awards to be received, and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The 2000 Plans contain provisions which, in the event of a change in control of MMC, may accelerate the vesting of the awards. Awards relating to not more than 80,000,000 shares of common stock may be made over the life of the 2000 Employee Plan plus shares remaining unused under pre-existing employee stock plans. Awards relating to not more than 8,000,000 shares of common stock may be made over the life of the 2000 Executive Plan plus shares remaining unused under pre-existing executive stock plans. There were 41,468,548, 46,748,574 and 65,049,280 shares available for awards under the 2000 Plans and prior plans at December 31, 2004, 2003 and 2002, respectively.

Stock Options: Options granted under the 2000 Plans may be designated as incentive stock options or as non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Except under certain limited circumstances, no stock option may be granted with an exercise price of less than the fair market value of the stock at the time the stock option is granted.

Stock option transactions under the 2000 Plans and prior plans are as follows:

                                             2004                          2003                          2002
                                       Weighted Average              Weighted Average              Weighted Average
                                 ---------------------------   ---------------------------   ---------------------------
                                   Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
                                 ----------   --------------   ----------   --------------   ----------   --------------
Balance at beginning of period   89,315,072       $42.30       82,130,854       $40.74       70,067,916       $34.58
Granted                           9,270,590       $45.90       17,188,980       $43.11       21,006,580       $55.78
Exercised                        (4,532,653)      $24.35       (6,947,666)      $22.71       (7,216,142)      $23.16
Forfeited                        (7,842,322)      $46.81       (3,057,096)      $49.50       (1,727,500)      $47.51
                                 ----------                    ----------                    ----------
Balance at end of period         86,210,687       $43.22       89,315,072       $42.30       82,130,854       $40.74
                                 ==========       ======       ==========       ======       ==========       ======
Options exercisable at year-end  56,187,738       $40.91       49,358,186       $37.46       42,009,798       $31.49
                                 ==========       ======       ==========       ======       ==========       ======

The following table summarizes information about stock options at December 31, 2004:

                                 Options Outstanding                        Options Exercisable
                  -------------------------------------------------   ------------------------------
                                Weighted Average
Range of          Outstanding       Remaining      Weighted Average   Exercisable   Weighted Average
Exercise Prices   at 12/31/04   Contractual Life    Exercise Price    at 12/31/04    Exercise Price
---------------   -----------   ----------------   ----------------   -----------   ----------------
$13.08 - $25.35     6,414,762       1.6 years           $18.18          6,414,762        $18.18
$25.36 - $37.30     6,683,711       3.2 years           $30.10          6,573,711        $30.14
$37.31 - $51.94    56,117,734       6.5 years           $43.77         33,993,577        $43.20
$51.95 - $62.33    16,994,480       7.0 years           $55.99          9,205,688        $56.00
                   ----------                                          ----------
$13.08 - $62.33    86,210,687       5.9 years           $43.22         56,187,738        $40.91
                   ==========                                          ==========

Restricted Stock: Restricted shares of MMC's common stock may be awarded and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment.

There were 1,030,541, 603,200 and 249,421 restricted shares granted in 2004, 2003 and 2002, respectively. The fair value of the awards granted was $48 million in 2004, $19 million in 2003 and $13 million in 2002, related to these shares. Shares that have been granted generally become unrestricted at the earlier of: (1) January 1 of the eleventh year following the grant or (2) the later of the recipient's normal or actual retirement date. Some restricted shares granted in 2004 cliff vest in seven years.

Restricted Stock Units: Restricted stock units may be awarded under the plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited.

There were 592,786, 1,039,608 and 760,749 restricted stock units awarded during 2004, 2003 and 2002, respectively. The total value of the restricted stock units at the time of the awards was $26 million, $44 million and $40 million in 2004, 2003 and 2002, respectively. The cost of the awards is amortized over the vesting period, which is generally three years.

Deferred Stock Units: Deferred stock units may be awarded under the plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited.

There were, 3,853,020, 2,325,802 and 1,669,680 deferred stock units awarded during 2004, 2003 and 2002, respectively. The total value of the deferred stock unit awards was $170 million, $100 million and $85 million in 2004, 2003 and 2002, respectively. The cost of the awards is amortized over the vesting period, which is generally three years.

PUTNAM INVESTMENTS EQUITY PARTNERSHIP PLAN: In 1997, Putnam adopted the Putnam Investments Equity Partnership Plan (the "Equity Plan") pursuant to which Putnam is authorized to grant or sell to certain employees of Putnam or its subsidiaries restricted shares of a new class of common shares of Putnam Investments Trust, the parent of Putnam Investments, LLC ("Class B Common Shares") and options to acquire the Class B Common Shares. Such awards or options generally vest over a four-year period. Holders of Putnam Class B Common Shares are not entitled to vote and have no rights to convert their shares into any other securities of Putnam. Awards of restricted stock and/or options may be made under the Equity Plan with respect to a maximum of 12,000,000 shares of Class B Common Shares, which would represent approximately 12% of the outstanding shares on a fully diluted basis, as increased for certain issuances of Putnam Class A Common Stock to MMC. Through December 31, 2004, Putnam made awards pursuant to the Equity Plan of 2,021,879, 2,174,100 and 1,051,400 Class B Common Shares and shares subject to options in 2004, 2003 and 2002, respectively. These awards included 1,971,379, 21,300 and 525,700 restricted shares with a value of $66 million, $1 million and $39 million in 2004, 2003 and 2002, respectively. These awards also included 50,500, 2,152,800 and 525,700 shares subject to options in 2004, 2003 and 2002, respectively. There were 4,048,841 shares available for grant related to the Equity Plan at December 31, 2004. Outstanding shares and common stock equivalents related to Equity Plan grants at December 31, 2004 resulted in a minority interest in Putnam of approximately 3.9% on a fully diluted basis.

MMC STOCK PURCHASE PLANS: In May 1999, MMC's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan") which terminated on September 30, 1999 following its fifth annual offering. Effective October 1, 2004, certain features in these plans were changed. Under these new features, shares are purchased four times during the plan year (instead of one annual purchase on the last business day of the plan year as was done previously). Also, shares of MMC common stock are purchased at a price that is 85% of the average market price on each quarterly purchase date. Previously, shares were purchased at a price based on 85% of the lower of the market price at the beginning or end of the plan year. Under the 1999 Plan, no more than 40,000,000 shares of MMC's common stock plus the remaining unissued shares in the 1994 Plan may be sold. Employees purchased 3,463,352 shares in 2004, 3,815,231 shares in 2003 and 3,744,190 shares in 2002.
At December 31, 2004, 28,186,973 shares were available for issuance under the 1999 Plan. In July 2002, the MMC Board of Directors approved an additional 5,000,000 shares of common stock for issuance under the 1995 MMC Stock Purchase Plan for International Employees (the "International Plan"). With the additional shares under the International Plan, no more than 8,000,000 shares of MMC's common stock may be sold. Employees purchased 1,167,822 shares in 2004, 1,216,359 shares in 2003 and 717,696 shares in 2002. At December 31, 2004,
1,962,887 shares were available for issuance under the International Plan.

PRO FORMA INFORMATION: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. Had compensation cost for MMC's stock-based compensation plans been determined consistent with the fair value method prescribed by SFAS

No. 123, MMC's net income and net income per share for 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)    2004    2003     2002
--------------------------------------------------   -----   ------   ------
NET INCOME:
   As reported                                       $ 176   $1,540   $1,365
   Adjustment for fair value method, net of tax       (146)    (171)    (152)
                                                     -----   ------   ------
   Pro forma                                         $  30   $1,369   $1,213
                                                     -----   ------   ------
NET INCOME PER SHARE:
   Basic:
   As reported                                       $0.33   $ 2.89   $ 2.52
   Pro forma                                         $0.06   $ 2.57   $ 2.24
   Diluted:
   As reported                                       $0.33   $ 2.81   $ 2.45
   Pro forma                                         $0.06   $ 2.50   $ 2.18

The pro forma information reflected above includes stock options issued under MMC incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC stock purchase plans.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted average assumptions used in the valuation models are as follows:

                                       Stock Options          Stock Purchase Plan*
                                ---------------------------   --------------------
                                  2004      2003      2002        2003     2002
                                -------   -------   -------      ------   ------
MMC INCENTIVE AND STOCK AWARD
PLANS
Dividend yield                      2.3%      2.3%      2.3%     2.3%     2.3%
Expected volatility                19.6%     21.0%     33.2%    29.5%    31.4%
Risk-free interest rate             2.8%      2.75%     4.9%     1.03%    1.2%
Weighted-average fair value        $7.51     $7.45    $16.82   $12.47   $11.18
Expected life                     5 years   5 years   5 years   1 year  1 year

PUTNAM INVESTMENTS EQUITY
PARTNERSHIP PLAN
Dividend yield                      5.0%      5.0%      5.0%
Expected volatility                26.8%     29.4%     44.4%
Risk-free interest rate             3.45%     2.48%     4.9%
Weighted-average fair value        $4.87     $6.55    $21.63
Expected life                     5 years   5 years   5 years

* As described above, changes to the Stock Purchase Plan in 2004 eliminated the "look back" feature, therefore a calculation of the fair value of that feature using the Black-Scholes model calculations is no longer required. Starting in September 2004 the costs for the Stock Purchase Plan are based on the value of the discount.

9.   LONG-TERM COMMITMENTS

MMC leases office facilities, equipment and automobiles under noncancelable operating leases. These leases expire on varying dates; in some instances contain renewal and expansion options; do not restrict the payment of dividends or the incurrence of debt or additional lease obligations; and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 96% of MMC's lease obligations are for the use of office space.

The Consolidated Statements of Income include net rental costs of $505 million, $469 million and $397 million for 2004, 2003 and 2002, respectively, after deducting rentals from subleases ($20 million in 2004, $21 million in 2003 and $20 million in 2002).

At December 31, 2004, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

For the Years Ended           Gross       Rentals        Net
December 31,                  Rental        from        Rental
(In millions of dollars)   Commitments   Subleases   Commitments
------------------------   -----------   ---------   -----------
2005                          $  531        $ 26        $  505
2006                             479          24           455
2007                             425          21           404
2008                             376          18           358
2009                             311          17           294
Subsequent years               2,234         173         2,061
                              ------        ----        ------
                              $4,356        $279        $4,077
                              ======        ====        ======

MMC has entered into agreements with various service companies to outsource certain information systems activities and responsibilities. Under these agreements, MMC is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed with all future payments subject to increases for inflation. At December 31, 2004, the aggregate fixed future minimum commitments under these agreements are as follows:

                                       Future
For the Years Ending December 31,     Minimum
(In millions of dollars)            Commitments
---------------------------------   -----------
2005                                    $ 76
2006                                      51
2007                                      28
Subsequent years                          62
                                        ----
                                        $217
                                        ====

10.  DEBT

MMC's outstanding debt is as follows:

December 31,
(In millions of dollars)                                             2004     2003
------------------------                                             ----     ----
SHORT-TERM:
Commercial paper                                                    $  129   $  440
Revolving credit facility                                              434       --
Bank loans                                                               3       --
Current portion of long-term debt                                       70        7
                                                                    ------   ------
                                                                    $  636   $  447
                                                                    ======   ======
LONG-TERM:
Term loan - 2 year floating rate note due 2006 (3.438% at
   December 31, 2004)                                               $1,300   $   --
Senior notes - 6.625% due 2004                                          --      599
Senior notes - 7.125% due 2009                                         399      399
Senior notes - 5.375% due 2007 (4.0% effective interest rate) (a)      514      520
Senior notes - 6.25% due 2012 (5.1% effective interest rate) (a)       266      269
Senior notes - 3.625% due 2008                                         249      248
Senior notes - 4.850% due 2013                                         249      249
Senior notes - 5.875% due 2033                                         295      295
Senior notes - 5.375% due 2014                                         646       --
Senior notes - 3 year floating rate note due 2007 (2.21% at
   December 31, 2004)                                                  499       --
Mortgage - 9.8% due 2009                                               200      200
Notes payable - 8.62% due 2005                                          65       69
Notes payable - 7.68% due 2006                                          61       61
Other                                                                   18        8
                                                                    ------   ------
                                                                     4,761    2,917
Less current portion                                                    70        7
                                                                    ------   ------
                                                                    $4,691   $2,910
                                                                    ======   ======

(a) The effective interest rates result from unwinding fair value hedges, as discussed below.

The weighted average interest rates on MMC's outstanding short-term debt at December 31, 2004 and 2003 are 3% and 1.1%, respectively.

At December 31, 2003, based on MMC's intent and ability to refinance certain obligations on a long-term basis, the 6.625% Senior Note due in 2004 was classified as Long-term debt.

The matters raised in the civil NYAG Lawsuit on October 14, 2004 (described in Note 15 to the Consolidated Financial Statements) may have prohibited MMC from borrowing under its revolving credit facilities. The required lenders under each of the facilities agreed to waive the effect of such matters until December 30, 2004. During the period from October 14 to December 15, 2004, the revolving credit facilities were drawn upon to refinance approximately $1.7 billion of maturing commercial paper. On December 15, 2004, MMC completed financing with respect to a $1.3 billion Term Loan Facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007 and $700 million revolving credit facility which expires in June 2009. The Term Loan Facility will mature on December 31, 2006 and replaces revolving credit facilities of $700 million and $355 million, which were due to expire in 2005. The proceeds from the Term

Loan Facility were used to pay down the outstanding balances on revolving credit facilities. The interest rates on these facilities vary based upon the level of usage of the facility and MMC's credit ratings. Each of these facilities requires MMC to maintain certain coverage and leverage ratios on the last day of the measurement period specified in the contract and the guarantors identified in the contract must meet certain guaranty minimum coverage percentages. The amount outstanding under the revolving credit facilities at December 31, 2004 is $373 million.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $331 million at December 31, 2004 and $209 million at December 31, 2003. There was $61 million outstanding at December 31, 2004 and there were no outstanding amounts under these facilities at December 31, 2003.

In June 2004, MMC repaid $600 million of long-term debt that matured by issuing commercial paper. In July 2004, MMC purchased Kroll, Inc. in an all-cash transaction totaling approximately $1.9 billion. The purchase was initially funded with commercial paper borrowings. To support these borrowings, MMC negotiated a new $1.5 billion, one-year revolving credit facility. Following the acquisition, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay a portion of MMC's commercial paper borrowings. Under the terms of the agreement of the above-mentioned credit facility, the amount of the facility was reduced by the proceeds from the issuance of the Senior Notes and Floating Rate Notes of approximately $1.15 billion. The available revolving credit facility totaled $355 million after the issuance of these notes and in December 2004 was replaced by the Term Loan Facility.

In July 2003, MMC issued $300 million of 5.875% Senior Notes due 2033. In February 2003, MMC issued $250 million of 3.625% Senior Notes due 2008 and
$250 million of 4.85% Senior Notes due 2013 (the "2003 Notes"). The net proceeds from the 2003 Notes were used to pay down commercial paper borrowings.

In January 2003, MMC terminated and settled interest rate swaps that had hedged the fair value of Senior Notes issued 2002. The cumulative amount of previously recognized adjustments of the fair value of the hedged notes is being amortized over the remaining life of those notes. As a result, the effective interest rate over the remaining life of the notes, including the amortization of the fair value adjustments, is 4.0% for the Notes due 2007 and 5.1% for the Notes due 2012.

MMC has a fixed rate non-recourse mortgage note agreement due 2009 amounting to $200 million, bearing an interest rate of 9.8%, in connection with its interest in its worldwide headquarters building in New York City. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater.

Scheduled repayments of long-term debt in 2005 and in the four succeeding years are $70 million, $1.36 billion, $1.0 billion, $251 million and $603 million, respectively.

11.  FINANCIAL INSTRUMENTS

The estimated fair value of MMC's significant financial instruments is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that MMC would realize upon disposition nor do they indicate MMC's intent or ability to dispose of the financial instrument.

                                   2004                2003
                            -----------------   -----------------
December 31,                Carrying    Fair    Carrying    Fair
(In millions of dollars)     Amount     Value    Amount     Value
------------------------    --------   ------   --------   ------
Cash and cash equivalents    $1,396    $1,396    $  665    $  665
Long-term investments        $  558    $  558    $  648    $  648
Short-term debt              $  636    $  636    $  447    $  447
Long-term debt               $4,691    $4,705    $2,910    $3,069

CASH AND CASH EQUIVALENTS: The estimated fair value of MMC's cash and cash equivalents approximates their carrying value.

LONG-TERM INVESTMENTS: Long-term investments primarily consist of available for sale securities recorded at quoted market prices. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $75 million and $100 million at December 31, 2004 and 2003, respectively, which are carried on a cost basis. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities and trading investments with an aggregate fair value of $483 million and $548 million at December 31, 2004 and 2003, respectively, which are carried at market value under SFAS 115. Gross unrealized gains amounting to $212 million and $304 million at December 31, 2004 and 2003, respectively, and gross unrealized losses of $2 million at December 31, 2003 have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss which is a component of stockholders' equity.

MMC recorded net gains associated with its available for sale securities of $102 million, $34 million and $57 million, in 2004, 2003 and 2002, respectively. Proceeds from the sale of available for sale securities for the years ended December 31, 2004, 2003 and 2002 were $170 million, $94 million and $161 million, respectively. Gross realized gains on available for sale securities sold during 2004, 2003 and 2002 amounted to $107 million, $49 million and $100 million, respectively. In 2004, 2003 and 2002, MMC recorded losses of $5 million, $15 million and $43 million, respectively, related to the decline in value of certain available for sale securities that were other than temporary. The cost of securities sold is determined using the average cost method for equity securities. The gains and losses described above are included in Investment income (loss) in the Consolidated Statements of Income.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method. MMC's share of gains from such investments, and from trading securities and investments held at cost, of $98 million, $66 million and $10 million in 2004, 2003 and 2002, respectively, is included in Investment income (loss) in the Consolidated Statements of Income.

A portion of insurance fiduciary funds which MMC holds to satisfy fiduciary obligations is invested in high quality debt securities which are generally held to maturity. The difference between cost and fair value of these investments is not material.

SHORT-TERM AND LONG-TERM DEBT: The fair value of MMC's short-term debt, which consists primarily of commercial paper borrowings and bank loans, approximates its carrying value. The estimated fair value of MMC's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

12.  INTEGRATION AND RESTRUCTURING COSTS

2004 Plan

In November 2004 MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC's current situation and the realities of the marketplace (the "2004 Plan"). In connection with this plan, MMC incurred restructuring charges of $337 million in the year ended December 31, 2004. The breakdown by segment was $231 million, $62 million, and $26 million in risk and insurance services, consulting and investment management, respectively. An additional $18 million of restructuring expense was recorded in corporate. The amounts incurred and paid in 2004 and the liability as of December 31, 2004 are as follows:

                                         Expense     Utilized    Remaining
                                       Incurred in      in      Liability at
(In millions of dollars)                   2004        2004       12/31/04
                                       -----------   --------   ------------
Severance and benefits                     $273         $48         $225
Future rent on non-cancelable leases         28           1           27
Lease termination costs                      18           -           18
Other exit costs                             18          10            8
                                           ----         ---         ----
                                           $337         $59         $278
                                           ====         ===         ====

Costs of approximately $7 million related to the 2004 restructuring are expected to be incurred in 2005. The expenses associated with these initiatives are included in Other operating expenses in the Consolidated Statements of Income. Liabilities associated with these initiatives are classified on the Consolidated Balance Sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the item.

MMC previously incurred integration and restructuring costs related to the acquisition of Johnson & Higgins ("J&H") in 1997, Sedgwick in 1998 and a restructuring plan in 2001. During 2004, MMC recorded the following payments, as well as adjustments related to changes in the estimated costs of integration and restructuring plans. A payment of $3 million for costs related to the Sedgwick Plan and $4 million of the reserves were reversed by MMC and recorded as a reduction of goodwill; a payment of $2 million and a credit of $1 million for a reduction in the estimated cost of the 1999 MMC plan related to the Sedgwick acquisition; a payment of $3 million and a charge of $1 million for increased costs related to the 2001 restructuring plan; and $1 million of the reserves were reversed by MMC and recorded as a reduction of goodwill and a charge of $4 million to reflect the current estimate for required lease payments related to the J&H acquisition. The net impact of the charges and credits to integration and restructuring reserves decreased diluted net income per share by approximately one-half of one cent for the year ended December 31, 2004.

At December 31, 2004, the remaining liability related to integration and restructuring plans is as follows: 2001 Restructuring Plan $16 million; Sedgwick acquisition - Sedgwick Plan $13 million, MMC Plan $7 million. Actions under each of the plans are complete. The remaining accruals, primarily for future rent under noncancelable leases, costs to restore leased properties to contractually agreed upon conditions, and salary continuance arrangements, are expected to be paid over several years.

13.  COMMON STOCK

In 2004, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During 2004, MMC repurchased 11.4 million shares for total consideration of $524 million, compared with 26.1 million shares for total consideration of $1.2 billion in 2003.

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

MMC currently has no plans to repurchase its stock.

14.  STOCKHOLDER RIGHTS PLAN

On September 18, 1997, MMC's Board of Directors approved the extension of the benefits afforded by MMC's previously existing rights plan by adopting a new stockholder rights plan, which was amended and restated as of January 20, 2000 and further amended on June 7, 2002. Under the current plan, Rights to purchase stock, at a rate of one Right for each common share held, were distributed to shareholders of record on September 29, 1997 and automatically attach to shares issued thereafter. Under the plan, the Rights generally become exercisable after a person or group (i) acquires 15% or more of MMC's outstanding common stock or
(ii) commences a tender offer that would result in such a person or group owning 15% or more of MMC's common stock. When the Rights first become exercisable, a holder will be entitled to buy from MMC a unit consisting of one six-hundredth of a share of Series A Junior Participating Preferred Stock of MMC at a purchase price of $200. If any person acquires 15% or more of MMC's common stock or if a 15% holder acquires MMC by means of a reverse merger in which MMC and its stock survive, each Right not owned by a 15% or more shareholder would become exercisable for common stock of MMC (or in certain circumstances, other consideration) having a market value equal to twice the exercise price of the Right. The Rights expire on September 29, 2007, except as otherwise provided in the plan.

15.  CLAIMS, LAWSUITS AND OTHER CONTINGENCIES

Marsh Inc. Related Matters

     New York State Attorney General Investigation and Related Litigation and Regulatory Matters

          New York State Attorney General Investigation and Lawsuit

          In or about April 2004, the Office of the New York State Attorney General ("NYAG") commenced an investigation into broker compensation arrangements generally and compensation under placement or market service agreements specifically. NYAG issued a subpoena to MMC on April 7, 2004 and followed with additional subpoenas in the summer and fall of 2004.

          On October 14, 2004, NYAG filed a civil complaint in New York State court (the "NYAG Lawsuit") against MMC and Marsh Inc. (collectively "Marsh") asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud. The complaint alleged that market service agreements between Marsh and various insurance companies (the "Agreements"), created an improper incentive for Marsh to steer business to such insurance companies and to shield them from competition. The complaint further alleged that these Agreements were not adequately disclosed to Marsh's clients or to Marsh's investors. In addition, the complaint alleged that Marsh engaged in bid-rigging and solicited fraudulent bids to create the appearance of competitive bidding. The complaint sought relief that included an injunction prohibiting Marsh from engaging in the alleged wrongful conduct, disgorgement of all profits related to such conduct, restitution and unspecified damages, attorneys fees, and punitive damages.

          On October 21, 2004, the New York State Insurance Department (the "NYSID") issued a citation, amended on October 24, 2004 (the "Amended Citation"), that ordered MMC and a number of its subsidiaries and affiliates that hold New York insurance licenses to appear at a hearing and show cause why regulatory action should not be taken against them. The amended citation charged the respondents with the use of fraudulent, coercive and dishonest practices; violations of
          Section 340 of the New York General Business Law relating to contracts or agreements for monopoly or in restraint of trade; and violations of the New York Insurance Law that resulted from unfair methods of competition and unfair or deceptive acts or practices. The Amended Citation contemplated a number of potential actions the NYSID could take, including the revocation of licenses held by the respondents.

          On October 25, 2004, NYAG announced that it would not bring criminal charges against Marsh.

          On January 30, 2005, Marsh entered into an agreement (the "Settlement Agreement") with NYAG and the NYSID to settle the NYAG Lawsuit and the Amended Citation.

          Pursuant to the Settlement Agreement, Marsh will establish a fund of $850 million (the "Fund"), payable over four years, for Marsh policyholder clients. A copy of the Settlement Agreement was previously disclosed as an exhibit to MMC's Current Report on Form 8-K dated January 31, 2005. As a general matter, U.S. policyholder clients who retained

          Marsh to place insurance between 2001 and 2004 that resulted in Marsh receiving market service revenue will be eligible to receive a pro rata distribution. No showing of fault, harm or wrongdoing is required in order to receive a distribution. No portion of the Fund represents a fine or penalty against Marsh and no portion of the Fund will revert to Marsh. Clients who voluntarily elect to participate in the Fund will tender a release relating to the matters alleged in the NYAG Lawsuit or the Amended Citation, except for claims which are based upon, arise out of or relate to the purchase or sale of Marsh securities. The Settlement Agreement further provides that Marsh will not seek or accept indemnification pursuant to any insurance policy for amounts payable pursuant to the Settlement Agreement.

          MMC has recorded a reserve of $850 million in 2004 for the amount to be paid into the Fund in accordance with the Settlement Agreement. In addition, MMC recorded a charge of $16 million for the expected cost to calculate and administer payments out of the Fund.

          Marsh also agreed to undertake the following business reforms within 60 days of the date of the Settlement Agreement:

          a. Marsh will accept compensation for its services in placing, renewing, consulting on or servicing any insurance policy only by a specific fee paid by the client; or by a specific percentage commission on premium to be paid by the insurer; or a combination of both. The amount of such compensation must be fully disclosed to, and consented to in writing, by the client prior to the binding of any policy;

          b. Marsh must give clients prior notification before retaining interest earned on premiums collected on behalf of insurers;

          c. In placing, renewing, consulting on or servicing any insurance policy, Marsh will not accept from or request of any insurer any form of contingent compensation;

          d. In placing, renewing, consulting on or servicing any insurance policy, Marsh will not knowingly use wholesalers for the placement, renewal, consultation on or servicing of insurance without the agreement of its client;

          e. Prior to the binding of an insurance policy, Marsh will disclose to clients all quotes and indications sought or received from insurers, including the compensation to be received by Marsh in connection with each quote. Marsh also will disclose to clients at year-end Marsh's compensation in connection with the client's policy; and

          f. Marsh will implement company-wide written standards of conduct relating to compensation and will train relevant employees in a number of subject matters, including business ethics, professional obligations, conflicts of interest, anti-trust and trade practices compliance, and record keeping.

     The MMC Board of Directors has established a committee of the Board to monitor compliance with the standards of conduct regarding compensation from insurers and will make quarterly reports to the Board of the results of its monitoring activity for a period of five years.

     The Settlement Agreement further provides that Marsh reserves the right to request that NYAG and the NYSID modify the Settlement Agreement if compliance with any portion thereof proves impracticable.

     Though Mercer Inc. ("Mercer") was not a defendant in the NYAG Lawsuit, U.S. policyholder clients that retained Mercer to place, renew, consult on or service insurance between 2001 and 2004 that related to Mercer receiving contingent commissions or overrides are eligible to participate in the Fund.

     On January 6, 2005, NYAG filed a felony complaint against former Marsh employee Robert Stearns as to which Mr. Stearns has entered a guilty plea. On February 15, 2005 and February 24, 2005, former Marsh employees,
     Joshua Bewlay and Kathryn Winter, respectively, pled guilty to certain claims.

     The Settlement Agreement does not resolve any investigation, proceeding or action commenced by NYAG or NYSID against any former or current employees of Marsh. As part of the Settlement Agreement, Marsh apologized for the improper conduct of certain employees. Marsh also agreed to continue to cooperate with NYAG and NYSID in connection with their ongoing investigations of the insurance industry, and in any related proceedings or actions. NYAG has publicly stated that additional charges and/or guilty pleas involving Marsh personnel and others are highly likely.

     Investigations by the offices of attorneys general in 18 jurisdictions, and the departments of insurance or other state agencies in 29 other jurisdictions remain pending.


          Related Litigations

     As of February 15, 2005, numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and its current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

          - Fifteen putative class actions have been brought purportedly on behalf of policyholders in various federal courts, including the Southern and Eastern Districts of New York, the District of New Jersey, the Eastern District of Pennsylvania, the Northern District of Illinois, the Southern District of Texas and the Northern District of California. These actions generally include statutory claims for violations of the Racketeering Influenced and Corrupt Organizations Act, federal and state antitrust laws and state unfair business practice laws, and common law claims for, among other things, breach of contract, fraud, breach of fiduciary duty, breach of duty of loyalty, and unjust enrichment. The complaints seek a variety of remedies including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, injunctive relief, an accounting, and attorneys' fees and costs. The longest class period alleged in these policyholder cases begins on January 1, 1994 and continues to February 4, 2005. On February 17, 2005, the Judicial Panel on Multidistrict Litigation transferred a number of these federal cases to the District of New Jersey for coordination or consolidated pretrial proceedings. It is anticipated that all of the other federal cases brought by policyholders will be transferred as well. Five similar class or representative actions are pending in state courts -- two in California, one in New York, one in Massachusetts and one in Texas Two putative class actions are pending in

               Canada. There are at least two actions brought by individual policyholders and additional suits may be filed by other policyholders.


          - On January 21, 2005, the State of Connecticut commenced a lawsuit against Marsh challenging Marsh's conduct in connection with the placement of a loss portfolio transfer of workers' compensation claims for the State of Connecticut's Department of Administrative Services. The complaint alleges that Marsh violated Connecticut's Unfair Trade Practices Act by, among other things, failing to disclose a $50,000 payment Marsh received from the insurer in connection with the transfer. The complaint seeks remedies that include an accounting, actual and punitive damages, and the costs of investigation and conduct of the lawsuit.

          - Four purported class actions on behalf of individuals and entities who purchased or acquired MMC's publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. The purported class periods extend from October 15, 1999 to October 14, 2004. These complaints allege, among other things, that MMC inflated its earnings during the class period by engaging in unsustainable business practices as alleged in the NYAG lawsuit. These complaints further allege, among other things, that defendants deceived the investing public regarding MMC's business, operations, management, and the intrinsic value of MMC's stock, and caused the plaintiffs and other members of the purported class to purchase MMC's securities at artificially inflated prices. The complaints allege, among other things, that MMC failed to disclose that the revenue derived from MSA agreements with insurers was part of an unlawful scheme, which could not be sustained and which exposed the Company to significant regulatory sanctions, and that MMC failed to disclose certain alleged anti-competitive and illegal practices, such as "bid rigging" and soliciting fictitious quotes, at MMC's subsidiaries. The complaints further allege that MMC's revenues and earnings would have been significantly lower had MMC's subsidiaries not engaged in these allegedly unlawful business practices. The complaints contain factual allegations similar to those asserted in the NYAG Lawsuit and include claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on the company's allegedly false or incomplete disclosures and seek unspecified compensatory damages and attorneys' fees. On January 26, 2005, the United States District Court for the Southern District of New York issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. On February 18, 2005, the Court entered an order requiring the co-lead plaintiffs to file a consolidated complaint by April 19, 2005, and providing that the Company will have until July 5, 2005 to answer or otherwise respond to the consolidated complaint.

          - Twelve shareholder derivative actions are pending against MMC's current and former directors and officers in the Court of Chancery of the State of Delaware, the United States District Court for the Southern District of New York and the New York Supreme Court for New York County. These actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. MMC has also received six demand letters from shareholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit.

          - Nineteen purported class actions alleging violations of the Employee Retirement Income Security Act ("ERISA") have been filed in the United States District Court for the Southern District of New York on behalf of participants in one or more MMC and Putnam sponsored employee benefit plans (the "Plans"). The purported class periods vary, with the longest alleged class period extending from October 1, 1998 to February 10, 2005. These complaints allege, among other things that, in view of the allegedly fraudulent bids and the receipt of contingent commissions pursuant to the Agreements, the defendants knew or should have known that the investment of the Plans' funds in MMC stock was imprudent. These complaints assert claims for violations of ERISA based on, among other things, the alleged failure to manage the Plans' assets properly, to monitor the Plans' fiduciaries, to provide complete and accurate information to participants and beneficiaries of the Plans, and to avoid conflicts of interest and prohibited transactions. The complaints seek, among other things, unspecified compensatory damages, restitution, disgorgement, injunctive relief and attorneys' fees. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The MMC stock price declined upon the announcement of the NYAG Lawsuit from approximately $45 per share immediately prior to such announcement to a low of $22.75 after such announcement. On February 9, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and lead counsel to represent the purported class. The order requires plaintiffs' counsel to confer on the timing of a consolidated complaint and submit a proposed scheduling order to the court.

          Related Regulatory Matters

          Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. As of February 15, 2005, offices of attorneys general in 18 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 29 jurisdictions. MMC and its subsidiaries are cooperating with these requests from regulators. Also, in Australia, the Australian Securities and Investments Commission (ASIC) has requested information and documents from insurers and brokers, including Marsh, as part of an examination of brokers' remuneration practices. It is possible that MMC or its subsidiaries could face administrative proceedings or other regulatory actions or penalties, including, without limitation, actions to revoke or suspend their insurance licenses.

Putnam-Related Matters

     Regulatory Matters

     - On October 28, 2003, the Securities and Exchange Commission ("the SEC") commenced a civil administrative and cease and desist proceeding against Putnam under the Investment Advisers Act of 1940 and the Investment Company Act of 1940. On November 13, 2003, pursuant to an agreement with Putnam, the SEC entered findings of fact, which Putnam neither admitted nor denied, that Putnam had violated the Investment Advisers Act of 1940 and the Investment Company Act of 1940. The order imposed partial relief, including final censure, remedial undertakings, and a requirement that Putnam cease and desist from engaging in certain practices. The SEC asserted that, since 1998, at least six of Putnam's investment management employees had engaged in excessive short-term trading of Putnam mutual funds in their personal accounts and that four of these employees had engaged in trading in funds over which they had had investment decision-making responsibilities and access to non-public information regarding their funds' portfolios. The SEC further found that Putnam had failed to disclose this potentially self-dealing securities trading to the trustees or shareholders of the mutual funds it manages, had failed to take adequate steps to detect and deter such trading activity through internal controls and had failed in its supervision of these investment management professionals. Under the terms of the order, Putnam agreed to a number of remedial actions, including new employee trading restrictions, enhanced employee trading compliance, determination by an independent assessment consultant of the amount of restitution that Putnam would be required to make mutual fund investors whole for losses attributable to excessive short-term trading by Putnam employees, the retention of an independent compliance consultant, the undertaking of periodic compliance reviews, and certification of compliance with the SEC. On April 8, 2004, Putnam entered into a settlement of those charges, under which Putnam was required to pay $5 million in restitution plus a civil monetary penalty of $50 million. The settlement provided that if the restitution calculated by the independent assessment consultant under the SEC order exceeded $10 million, Putnam would be responsible for paying the excess.

          On October 28, 2003, the Secretary of the Commonwealth of Massachusetts ("Massachusetts Securities Division") commenced a civil administrative proceeding against Putnam and two of its employees alleging violations of the state's securities law anti-fraud provisions. On April 8, 2004, simultaneously and in conjunction with the settlement of the above-referenced SEC proceeding, the Massachusetts Securities Division entered a Consent Order in final settlement of those charges. That Consent Order included a cease and desist order, and required Putnam to pay $5 million in restitution and an administrative fine of $50 million. The Consent Order provided that if the restitution calculated by the independent assessment consultant under the Massachusetts order exceeded $15 million, Putnam would be responsible for paying the excess. The restitution called for by the Consent Order will be distributed by the same independent assessment consultant appointed pursuant to the November 13, 2003 and April 8, 2004 SEC orders, acting in his capacity as the independent distribution consultant under the Orders.

          On March 3, 2005, the independent assessment consultant issued his assessment reports (dated March 2, 2005) under the SEC orders and the Massachusetts Consent Order. In the reports, the independent assessment consultant concluded that $108.5 million is the total amount of restitution payable by Putnam to fund shareholders. Putnam will pay $25 million of this amount from the amounts previously made available for restitution under the SEC and Massachusetts orders, and has recorded a charge for the additional $83.5 million in the fourth quarter of 2004. In addition to the $108.5 million in restitution, Putnam fund shareholders will also receive a distribution of $45 million under the "Fair Fund" which will be taken from the civil penalty Putnam previously paid to the SEC and does not reflect an additional payment. The independent assessment consultant, in his capacity as the independent distribution consultant under the April 8, 2004 SEC order and the Massachusetts Consent Order, is continuing his work on a distribution plan that will provide for the distribution of the restitution amounts described above to Putnam fund shareholders. Putnam will incur additional costs in connection with the implementation of the distribution plan.

          In a separate action, the SEC is seeking an injunction against two of the six investment management employees referenced above. These six individuals are no longer employed by Putnam.

          In late 2003 and early 2004, Putnam received initial document subpoenas or requests for information from the United States Attorney for the District of Massachusetts, the Florida Department of Financial Services, the Office of the New York State Attorney General, Offices of the Secretary of State and the State Auditor for the State of West Virginia, the Vermont Securities Division, the National Association of Securities Dealers and the U.S. Department of Labor ("Department of Labor") inquiring into, among other things, matters that are the subject of the SEC and Massachusetts actions described above.

     - In connection with its investigation of certain brokerage matters, the staff of the Philadelphia district office of the SEC questioned whether, in years prior to 2004, Putnam had fully and effectively disclosed its practices for executing securities trades through broker-dealers that also sold Putnam mutual funds. Putnam ceased directing brokerage to broker-dealers in connection with the sale of fund shares as of January 1, 2004. Putnam and the Philadelphia office negotiated an offer of settlement under which Putnam would pay a civil penalty in the amount of $40 million and disgorgement in the amount of $1, and the total amount would be paid to certain Putnam funds. Discussions with the staff of the SEC with respect to this offer are ongoing, and the offer is subject to final documentation and acceptance by the staff and the Commissioners of the SEC. Putnam has also received requests for information from the Department of Labor with respect to the foregoing.

     - In the Spring of 2004, Putnam received initial document requests and subpoenas from the Massachusetts Securities Division, the Office of the New York State Attorney General, the SEC, and the Department of Labor relating to plan expense reimbursement agreements between Putnam and certain multi-employer deferred compensation plans that are Putnam clients, and also relating to Putnam's relationships with consultants retained by multi-employer deferred compensation plans. The Massachusetts Securities Division has taken testimony from a number of Putnam employees relating to these matters.

     - The Enforcement Staff of the SEC's Boston Office is currently investigating certain matters that arose in the defined contribution plan administration business formerly conducted by Putnam Fiduciary Trust Company ("PFTC"). Putnam also has received requests for information about certain of these matters from the Massachusetts Securities Division and the Department of Labor. One of the matters relates to the manner in which certain operational errors were corrected in connection with a January 2001 transfer and investment of assets on behalf of a 401(k) defined contribution plan. The manner in which these errors were corrected affected the plan and five of the Putnam mutual funds in which certain plan assets were invested. Putnam has made restitution to the plan and the affected funds. Putnam also has made a number of personnel changes, including replacing senior managers, and has implemented changes in procedures. A second matter relates to the source and use of funds paid to a third-party vendor by PFTC in exchange for information consulting services. Putnam has re-processed the payment of these consulting expenses in accordance with Putnam's corporate expense payment procedures.

          On or about September 9, 2004, the SEC issued a Formal Order directing an investigation into the two matters described above and designating officers to take testimony in furtherance of this investigation. In addition, on or about September 29, 2004, the Examination Staff of the SEC's Boston District Office communicated to Putnam and to the Board of Trustees of the Putnam mutual funds the Examination Staff's belief that Putnam and certain of its employees may have violated certain provisions of federal law in connection with these two matters. The Examination Staff has requested that Putnam provide additional information regarding these matters and a description of the steps Putnam has taken or intends to take with respect to these matters, and Putnam has undertaken to do so in connection with the Enforcement Staff's ongoing investigation. It is possible that the Enforcement Staff may take enforcement action with respect to these matters.

     - On March 2, 2004, Putnam received a request for information from the Department of Labor relating to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam mutual funds that pay 12b-1 fees. On October 6, 2004 the Department of Labor indicated its preliminary belief that, in making such investments, Putnam may have violated certain provisions of ERISA. Putnam has made a written submission to the Department of Labor addressing these issues. Putnam has also responded to requests for information from the Department of Labor regarding PFTC's treatment of gains generated by transaction processing errors made by PFTC in connection with its administration of defined contribution plans. Putnam has implemented new procedures for handling such gains and intends to make restitution to certain plans pursuant to a methodology that has been disclosed to the Department of Labor. In 2003 Putnam provided a reserve of approximately $3 million in connection with such restitution.

     - Since December 2003, Putnam has received various requests for information from the Department of Labor regarding the Putnam Profit Sharing Retirement Plan, including requests for information relating to (i) Plan governance, (ii) Plan investments, including investments in MMC stock, (iii) the purported ERISA class actions relating to MMC's receipt of contingent commissions and other matters, which are discussed above, (iv) the market timing-related "ERISA Actions," which are discussed below; and (v) the suspensions of trading in MMC stock imposed by Putnam on its employees in October and November 2004.

     - Commencing on March 5, 2002, PFTC received a number of document requests, subpoenas for the production of documents or testimony and requests for interviews from the Department of Labor relating to PFTC's role as the directed trustee of certain Global Crossing retirement accounts.

     - The Fort Worth office of the SEC has raised issues about whether the current structure of the Putnam Research Fund's investment management fee, which includes a performance component in addition to a base fee, fully complies with SEC regulations concerning performance fees. Putnam is currently engaged in discussions with the staff of the SEC regarding possible adjustments to the fee structure. Retroactive application of such adjustments over the period since April 1, 1997 (the period during which the performance fee has been in effect) would result in a reduction in aggregate management fees for that period. In the fourth quarter of 2004 Putnam provided a reserve of approximately $2 million for this matter.

Putnam is fully cooperating with the regulatory authorities in connection with these matters.

"Market-Timing" Related Litigation. As of February 15, 2005, MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" and in some cases "late trading" activities. These actions were filed in courts in New York, Massachusetts, California, Illinois, Connecticut, Delaware, Vermont, Kansas, and North Carolina. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints on September 29, 2004. MMC and Putnam intend to move to dismiss the non-ERISA consolidated amended complaints on February 25, 2005 and the ERISA-related complaints on March 25, 2005.

The consolidated amended complaints currently pending in federal court in Maryland are as follows:

     - MMC and Putnam, along with certain of their former officers and directors, have been named in a consolidated amended class action complaint (the "MMC Class Action") purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the "Class Period"). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam family of funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants' purportedly misleading statements or omissions, MMC's stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief.

     - MMC and Putnam have also been named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam funds, and in another consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam funds. These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late-trading activity that allegedly occurred in certain Putnam funds. The derivative suit seeks additional relief, including termination of the investment advisory contracts between Putnam Investment Management and the funds, cancellation of the funds' 12b-1 plans and the return of all advisory and 12b-1 fees paid by the funds over a certain period of time. In addition to MMC and Putnam, various Putnam affiliates, certain trustees of Putnam funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in Putnam funds are named as defendants. The complaints allege violations of sections 11, 12(a), and 15 of the Securities Act of 1933, sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, sections 36(a) and (b), 47 and 48(a) of the Investment Company Act of 1940, and sections 206 and 215 of the Investment Advisors Act, as well as state law claims for breach of fiduciary duty, breach of contract, unjust enrichment and civil conspiracy. Putnam has also been named as a defendant in its capacity as a sub-advisor to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

     - A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC's Board of Directors, two of Putnam's former officers, and MMC as a nominal defendant (the "MMC Derivative Action"). The MMC Derivative Action generally alleges that the members of MMC's Board of Directors violated the fiduciary duties they owed to MMC and its shareholders as a result of a failure of oversight of market-timing in Putnam mutual funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants' fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief. MMC has also received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on market timing in the Putnam funds. The first letter asked to have the Board of Trustees of the Putnam Funds, as well as the MMC Board, take action to remedy those alleged breaches of fiduciary duty. The second letter demanded that the Company commence legal proceedings against the MMC directors, the senior management of Putnam, the Putnam Trustees and MMC's auditor to remedy those alleged breaches of fiduciary duty.

     - MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans' funds in MMC stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA actions seek unspecified damages, as well as equitable relief including the restoration to the plans of all profits the defendants allegedly made through the use of the plans' assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants' alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans.

Putnam has agreed to indemnify the Putnam funds for any liabilities arising from market-timing activities, including those that could arise in the above securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

Other Putnam Litigation.

          - MMC, Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by the mutual funds in which plaintiffs purportedly owned shares.

               Plaintiffs seek, among other things, to recover the compensation paid to defendants by the funds for one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. On August 13, 2004, defendants filed a motion to dismiss the complaint for failure to state a claim for relief. The motion has been fully briefed and argued and remains before the court for decision.

          - Putnam has also been notified by certain former institutional clients that they are considering possible claims relating to certain alleged disclosure failures, misrepresentations and purported breaches of investment management agreements.

          - Putnam may be subject to employment-related claims by former employees who left Putnam in connection with various regulatory inquiries, including claims relating to deferred compensation. A former Putnam senior executive has notified Putnam of his intention to initiate an arbitration proceeding against Putnam arising from the circumstances of his separation from Putnam. To date, no such action has been commenced.

          - Commencing on July 9, 2004, PFTC, as well as Cardinal Health and a number of other Cardinal-related fiduciaries, were named as defendants in a litigation pending in the United States District Court for the Southern District of Ohio relating to the allegedly imprudent investment of retirement plan assets in Cardinal stock in the Cardinal Health Profit Sharing, Retirement and Savings Plan and its predecessor plans. PFTC was a directed trustee of this plan. Plan participants have sued, alleging that plan assets were imprudently invested in Cardinal stock when the market price of Cardinal stock was artificially inflated and the plan fiduciaries failed to disclose material information necessary for participants to make informed decisions concerning investments in such stock.


Other Governmental Inquiries

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

On February 10, 2005, Mercer Investment Consulting received a letter from the West Virginia Securities Commission seeking documents relating to services provided by Mercer Investment Consulting and related Mercer entities to the State of West Virginia and its Public Retirement System. Mercer is cooperating fully with this request.

On February 8, 2005 the Department of Labor served a subpoena on MMC seeking documents pertaining to services provided by MMC subsidiaries to employee benefit plans, including but not limited to documents relating to how such subsidiaries have been compensated for such services. The request also seeks information concerning market service agreements and the solicitation of bids from insurance companies in connection with such services. MMC is fully cooperating with the Department of Labor.

On January 6, 2005, MMC received a request for information from the Pension Benefit Guaranty Corporation (the "PBGC"). The PBGC requested information regarding the funded status of the Marsh & McLennan Companies, Inc. Retirement Plan and certain financial and business developments at MMC since the filing of the complaint by the NYAG. MMC is fully cooperating with the PBGC's request for information.

On or about March 25, 2004, and January 6, 2005, Mercer received requests for documents and testimony from the U.S. Department of Justice in connection with an industry-wide investigation of potential anti-competitive agreements or understandings among providers of actuarial consulting services relating to limitations of liability and other contractual terms or conditions of engagement. Mercer is cooperating fully with this investigation.

On December 21, 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. MMC is fully cooperating in the investigation.

Other Matters

     - MMC and its subsidiaries are subject to various other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts that could, if assessed, be significant. To the extent insurance coverage is available, the terms of any applicable coverage varies by policy year, but the self insurance element has increased substantially over the past several years. MMC utilizes actuarial estimates and case level reviews to set loss reserves on the self-insured portion of its potential exposure in these cases. To the extent that expected losses exceed MMC's self-insured retention, an asset is recorded for the estimated amount recoverable under its insurance programs.

     - On February 7, 2005, Olwyco LLC ("Olwyco") commenced a lawsuit in the United States District Court for the Southern District of New York, against MMC, Mercer, and certain of MMC's former directors alleging violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of representations and warranties, breach of contract, and unjust enrichment. The lawsuit arises from a

          February 21, 2003 agreement in which Mercer agreed to purchase substantially all of Olwyco's assets and, as part of the consideration, to transfer to Olwyco-- in April of 2005, 2006 and 2007-- a fixed number of shares of MMC stock. Olwyco alleges that the price of MMC stock at the time of the agreement was inflated artificially as a result of a failure to disclose alleged violations of law that later became the subject of the NYAG Lawsuit and the Putnam "Market-Timing" litigation. Olwyco alleges that it will receive substantially less than the agreed-upon purchase price and that it has been damaged in an amount not less than $70 million, exclusive of attorneys' fees and costs.

     - As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames (such guarantee being hereinafter referred to as the "ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to L 40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2004, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies; a claimant may seek to recover from MMC under the guarantee.

     - From 1980 to 1983, MMC owned indirectly the English & American Insurance Company ("E&A"), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A's obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guaranty in exchange for MMC's agreement to post an evergreen letter of credit that is available to pay claims on E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. A representative of the ILU has indicated that potentially significant claims could be made in the coming months against the letter of credit.

The proceedings described in this Note 15 on Claims, Lawsuits and Other Contingencies seek significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, "Accounting for Contingencies".
Except as specifically set forth above, at the present time, MMC's management is unable to provide a reasonable estimate of the range of possible loss attributable to the foregoing proceedings or the impact they may have on MMC's consolidated results of operations or financial position (over and above MMC's existing loss reserves) or MMC's cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases are in their early stages, the sufficiency of the complaints has not yet been tested in most of the cases, and, in many of the cases, only limited discovery, if any, has taken place. Without knowledge of which, if any, claims will survive, it is not possible to reasonably estimate the possible loss or range of loss.

16.  SEGMENT INFORMATION

In 2004, MMC operated in three principal business segments based on the services provided. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, minority interest, and charges or credits related to integration and restructuring but excludes corporate expenses. The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. Revenues are attributed to geographic areas on the basis of where the services are performed.

Selected information about MMC's operating segments and geographic areas of operation follow:

For the Years Ended                                                  Depreciation
December 31,                               Operating      Total           and          Capital
(In millions of dollars)      Revenue        Income       Assets     Amortization   Expenditures
------------------------      -------      ---------     -------     ------------   ------------
2004-
Risk and Insurance Services   $ 7,391 (a)    $  252      $12,497         $264           $258
Investment Management           1,757            90        2,038          100             61
Consulting                      3,070           330        3,161           78             43
                              -------        ------      -------         ----           ----
Total Operating Segments      $12,218        $  672      $17,696         $442           $362
                              -------        ------      -------         ----           ----
Corporate/Eliminations            (59)(b)       (24)(c)      641(d)        14             14
                              -------        ------      -------         ----           ----
Total Consolidated            $12,159        $  648      $18,337         $456           $376
                              =======        ======      =======         ====           ====

2003-
Risk and Insurance Services   $ 6,868 (a)    $1,751      $ 9,625         $203           $281
Investment Management           2,001           497        2,377          106             56
Consulting                      2,719           363        2,786           70             59
                              -------        ------      -------         ----           ----
Total Operating Segments      $11,588        $2,611      $14,788         $379           $396
                              -------        ------      -------         ----           ----
Corporate/Eliminations            (44)(b)      (115)(c)      265(d)        12             40
                              -------        ------      -------         ----           ----
Total Consolidated            $11,544        $2,496      $15,053         $391           $436
                              =======        ======      =======         ====           ====

2002-
Risk and Insurance Services   $ 5,910 (a)    $1,490      $ 8,571         $183           $257
Investment Management           2,166           560        2,144          108             82
Consulting                      2,364           326        2,080           58             53
                              -------        ------      -------         ----           ----
Total Operating Segments      $10,440        $2,376      $12,795         $349           $392
                              -------        ------      -------         ----           ----
Corporate/Eliminations            (52)(b)      (102)(c)    1,060(d)        10             31
                              -------        ------      -------         ----           ----
Total Consolidated            $10,388        $2,274      $13,855         $359           $423
                              =======        ======      =======         ====           ====

(a) Includes interest income on fiduciary funds ($130 million in 2004, $114 million in 2003 and $118 million in 2002).

(b)  Represents elimination of intercompany revenue among segments.

(c)  Details provided in the chart below.

(d) Corporate assets primarily include unallocated goodwill, insurance recoverables, prepaid pension and a portion of MMC's headquarters building.

A reconciliation of segment operating income to operating income in the Consolidated Statements of Income is as follows:

(In millions of dollars)                                2004     2003     2002
------------------------                                ----    ------   ------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST:

Total segment operating income                          $672    $2,611   $2,376
Corporate expense                                        (39)     (140)    (123)
Reclassification of minority interest                     15        25       21
                                                        ----    ------   ------
Operating income                                        $648    $2,496   $2,274
                                                        ====    ======   ======

Operating Segment Revenue by Product is as follows:

(In millions of dollars)                             2004      2003       2002
------------------------                            -------   -------   -------
RISK & INSURANCE SERVICES
Risk Management and Insurance Broking               $ 4,805   $ 4,881   $ 4,287
Reinsurance Broking and Services                        842       797       652
Risk Consulting & Technology                            716       300       124
Related Insurance Services                            1,028       890       847
                                                    -------   -------   -------
   Total Risk & Insurance Services                    7,391     6,868     5,910
                                                    -------   -------   -------
INVESTMENT MANAGEMENT                                 1,757     2,001     2,166
                                                    -------   -------   -------
CONSULTING
Retirement Services                                   1,356     1,203     1,115
Management and Organizational Change                    585       449       280
Health Care & Group Benefits                            397       388       358
Human Capital                                           407       384       340
Economic                                                166       150       130
                                                    -------   -------   -------
                                                      2,911     2,574     2,223
Reimbursed Expenses                                     159       145       141
                                                    -------   -------   -------
   Total Consulting                                   3,070     2,719     2,364
                                                    -------   -------   -------
   TOTAL OPERATING SEGMENTS                         $12,218   $11,588   $10,440
                                                    -------   -------   -------
Corporate/Eliminations                                  (59)      (44)      (52)
                                                    -------   -------   -------
   Total                                            $12,159   $11,544   $10,388
                                                    =======   =======   =======

Information by geographic area is as follows:

(In millions of dollars)                              2004     2003       2002
------------------------                            -------   -------   -------
GEOGRAPHIC AREA:
EXTERNAL REVENUE -
United States                                       $ 7,294   $ 7,371   $ 7,005
United Kingdom                                        2,083     1,760     1,499
Continental Europe                                    1,456     1,241       950
Other                                                 1,385     1,216       986
                                                    -------   -------   -------
                                                    $12,218   $11,588   $10,440
                                                    -------   -------   -------
Corporate/Eliminations                                  (59)      (44)      (52)
                                                    -------   -------   -------
                                                    $12,159   $11,544   $10,388
                                                    =======   =======   =======
FIXED ASSETS -
United States                                       $   906   $   921   $   914
United Kingdom                                          308       308       261
Continental Europe                                       85        78        64
Other                                                    88        82        69
                                                    -------   -------   -------
                                                    $ 1,387   $ 1,389   $ 1,308
                                                    =======   =======   =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Marsh & McLennan Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(DELOITTE & TOUCHE LLP)

New York, New York
March 7, 2005

MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)


                                                              Net Income
                                                             Per Share (a)    Dividends
(In millions of dollars,              Operating     Net    ----------------    Paid Per
except per share figures)   Revenue     Income    Income    Basic   Diluted     Share
-------------------------   -------   ---------   ------   ------   -------   ---------
2004:
First quarter               $ 3,196    $  773     $  446   $  .85   $  .83      $ .31
Second quarter                3,028       632        389      .75      .73        .31
Third quarter                 2,950       128         21      .04      .04        .34
Fourth quarter                2,985      (885)      (680)   (1.29)   (1.29)       .34
                            -------    ------     ------   ------   ------      -----
                            $12,159    $  648     $  176   $  .33   $  .33      $1.30
                            =======    ======     ======   ======   ======      =====

2003:
First quarter               $ 2,844    $  717     $  443   $  .83   $  .81      $ .28
Second quarter                2,854       599        365      .68      .66        .28
Third quarter                 2,823       593        357      .67      .65        .31
Fourth quarter                3,023       587        375      .71      .69        .31
                            -------    ------     ------   ------   ------      -----
                            $11,544    $2,496     $1,540   $ 2.89   $ 2.81      $1.18
                            =======    ======     ======   ======   ======      =====

2002:
First quarter               $ 2,619    $  687     $  418   $  .76   $  .73      $.265
Second quarter                2,601       565        336      .62      .60       .265
Third quarter                 2,540       512        299      .56      .55        .28
Fourth quarter                2,628       510        312      .58      .57        .28
                            -------    ------     ------   ------   ------      -----
                            $10,388    $2,274     $1,365   $ 2.52   $ 2.45      $1.09
                            =======    ======     ======   ======   ======      =====

(a) Net income per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per share amounts does not equal the total for the year in 2004.

All per share amounts have been restated for a two-for-one stock distribution of MMC common stock, which was issued as a stock dividend on June 28, 2002.

As of February 25, 2005, there were 11,067 stockholders of record.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
Financial Disclosure.  None.
--------------------

Item 9A.    Controls and Procedures.
-------     -----------------------

         Disclosure Controls and Procedures.
         ----------------------------------

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

         Internal Control over Financial Reporting.
         ------------------------------------------

(a)  Management's Annual Report on Internal Control Over Financial Reporting

The management of Marsh & McLennan Companies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. MMC's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

MMC's internal control over financial reporting included those policies and procedures relating to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of MMC; the recording of all necessary transactions to permit the preparation of MMC's consolidated financial statements in accordance with generally accepted accounting principles; the proper authorization of receipts and expenditures in accordance with authorizations of MMC's management and directors; and the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on MMC's consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of MMC's internal control over financial reporting as of December 31, 2004. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its evaluation, management determined that MMC maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on MMC's consolidated financial statements included in this annual report, also issued an attestation report on management's evaluation of the effectiveness of MMC's internal control over financial reporting as of December 31, 2004.

Michael G. Cherkasky                             Sandra S. Wijnberg
President and                                    Senior Vice President and
Chief Executive Officer                          Chief Financial Officer
March 7, 2005                                    March 7, 2005

(b) Attestation of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Marsh & McLennan Companies, Inc.:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Marsh & McLennan Companies, Inc. and subsidiaries, (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

(DELOITTE & TOUCHE LLP)

New York, New York
March 7, 2005

(c) Changes in Internal Control Over Financial Reporting.

         There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.
-------   -----------------

         On February 26, 2005, the MMC Board of Directors approved, subject to stockholder approval, an option exchange program whereby non-executive officer option holders would be able to elect to exchange eligible MMC stock options for a lesser number of new stock options that will have an exercise price equal to the fair market value of MMC common stock at the time of the exchange. Only options with exercise prices that are significantly above the fair market value of MMC common stock will be eligible. Exchange ratios will be set with the intention that eligible option holders receive options that have a fair market value that is equal to 90% of the value of the exchanged options. A detailed description of the proposal will be included in the Notice and Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2004 (the "2005 Proxy Statement"). The proposal will be voted upon by MMC stockholders at the 2005 Annual Meeting of Stockholders to be held on May 19, 2005.

On November 9, 2004, MMC entered into a letter of understanding with its former chairman and chief executive officer, Jeffrey W. Greenberg, confirming certain arrangements regarding his termination of employment. A copy of the letter is attached to this report as an exhibit.

                                    PART III

Item 10.  Directors and Executive Officers of MMC.
-------   ---------------------------------------

         Information as to the directors and nominees for the board of directors of MMC is incorporated herein by reference to the material set forth under the heading "Election of Directors" in the 2005 Proxy Statement.

         The executive officers of MMC are Messrs. Beber, Beshar, Bonsignore, Cabiallavetta, Cherkasky, Davis, Freakley, Gilbert, Haldeman, Morrison, Petrullo, Storms, Zaffino and Ms. Wijnberg, with respect to whom information is provided in Part I above under the heading "Executive Officers of MMC".

         The information set forth in the 2005 Proxy Statement in the section "Information Regarding the Board of Directors" under "--Committees--The Audit Committee" and "--Codes of Business Conduct and Ethics" is incorporated herein by reference.

         The information set forth in the 2005 Proxy Statement in the section "Transactions with Management and Others; Other Information" under "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.  Executive Compensation.
-------   ----------------------

         The information under the headings "Information Regarding the Board of Directors--Directors' Compensation", "Compensation of Executive Officers", "Compensation Committee Report" and "Stock Performance Graph" in the 2005 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-------   ------------------------------------------------------------------
Related Stockholder Matters.
---------------------------

         The information under the heading "Stock Ownership of Management and Certain Beneficial Owners" in the 2005 Proxy Statement is incorporated herein by reference.

         Information on MMC common stock authorized for issuance under equity compensation plans is contained above in the "Equity Compensation Plan Information Table" under Item 5 of this report on pages 23 to 25 of this report.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

         Information under the headings " Information Regarding the Board of Directors--Directors' Compensation" and "Transactions with Management and Others; Other Information" in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
--------  --------------------------------------

         The information under the heading "Ratification of Selection of Auditors--Fees of Independent Auditors" in the 2005 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.
-------   ------------------------------------------

         The following documents are filed as a part of this report:

             1.  Consolidated Financial Statements:

                    Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

                    Consolidated Balance Sheets as of December 31, 2004 and 2003

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

                    Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2004

                    Notes to Consolidated Financial Statements

                    Report of Independent Registered Public Accounting Firm

                 Other:

                    Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 2004

                    Five-Year Statistical Summary of Operations

             2. All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

             3.  The following exhibits are filed as a part of this report:

                 (3.1) MMC's restated certificate of incorporation (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2003)

                 (3.2) MMC's by-laws (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

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

                 (4.6) Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

                 (4.7) First Supplemental Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

                 (4.8) Amended and Restated Rights Agreement dated as of January 20, 2000 between MMC and Harris Trust Company of New York (incorporated by reference to MMC's Registration Statement on Form 8-A/A filed on January 27, 2000)

                 (4.9) Amendment No. 1 to Amended & Restated Rights Agreement dated as of June 7, 2002, by and between MMC and Harris Trust Company of New York (incorporated by reference to MMC's Registration Statement on Form 8-A12B/A filed on June 20, 2002)

                 (10.1)  Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC's Current Report on Form 8-K dated January 31,
                         2005)

                 (10.2) *Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1999)

                 (10.3) *Form of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

                 (10.4) *Marsh & McLennan Companies Stock Investment Supplemental Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

                 (10.5) *Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated June 16, 1997 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1997)

                (10.6) *Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated November 20, 1997 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                (10.7) *Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated January 1, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                (10.8)   *Marsh & McLennan Companies Special Severance Pay
                         Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1996)

                (10.9) *Putnam Investments, Inc. Executive Deferred Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

                (10.10)  *Putnam Investments, LLC Executive Deferred Bonus
                         Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                (10.11) *Putnam Investments Trust Equity Partnership Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2003)

                (10.12) *Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1992)


______________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                (10.13)  *Amendment to Marsh & McLennan Companies
                         Supplemental Retirement Plan (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

                (10.14) *Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

                (10.15) *Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1997)

                (10.16) *MMC Capital, Inc. Amended and Restated Long Term Incentive Plan dated as of March 19, 2001 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2000)

                (10.17) *Employment Agreement, dated as of July 7, 2004, among Marsh USA Inc., Kroll Inc. and Michael G. Cherkasky (incorporated by reference to MMC's Current Report on Form 8-K dated October 28, 2004)

                (10.18) *MMC Capital, Inc. Amended and Restated Deferred Compensation and Profits Limited Partnership Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001) (10.19) *Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.20) *Form of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

                (10.21) Credit Agreement [2 Year Term Loan], dated as of December 15, 2004 among MMC, Citibank, N.A., as Administrative Agent and the banks listed therein

                (10.22) Amendment No. 1 dated as of December 15, 2004, to Credit Agreement [5-year], dated as of June 13, 2002, among MMC, JPMorgan Chase Bank, as Administrative Agent and the banks listed therein

                (10.23) Amendment No. 1, dated as of December 15, 2004, to Credit Agreement [5-year], dated as of June 9, 2004, among MMC, JPMorgan Chase Bank, as Administrative Agent and the Banks listed therein

                (10.24) *Amended and Restated Limited Partnership Agreement of Marsh & McLennan Affiliated Fund, L.P. dated October 12, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended
                         December 31, 2001)


______________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                (10.25) *Second Amended and Restated Limited Partnership Agreement of Marsh & McLennan Capital Professionals Fund, L.P. dated December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.26) *Amended and Restated Limited Partnership Agreement of Marsh & McLennan Capital Technology Professionals Venture Fund, L.P. dated as of December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.27) *First Amended and Restated Limited Partnership Agreement of MMC Capital Tech Professionals Fund II, L.P. dated as of October 31, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.28) *First Amended and Restated Limited Partnership Agreement of MMC Capital C&I Professionals Fund, L.P. dated as of July 21, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.29) *Amended and Restated Limited Partnership Agreement of Trident Capital II, L.P. dated December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.30) *Amended and Restated Limited Partnership Agreement of Marsh & McLennan Capital Technology Venture GP, L.P. dated December 2, 1999 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.31) *Amended and Restated Limited Partnership Agreement of MMC Capital Tech GP II, L.P. dated as of August 22, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.32) *Limited Partnership Agreement of Marsh & McLennan Capital C&I GP, L.P. dated as of April 7, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.33)  *Limited Partnership Agreement of Marsh & McLennan
                         C&I Employees' Securities Company, L.P. dated as of July 21, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.34) *Amended and Restated Limited Partnership Agreement of Trident III Professional Fund, L.P. dated December 18, 2003 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                         2003)


______________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                (10.35) *Amended and Restated Limited Partnership Agreement of Trident III ESC, L.P. dated December 12, 2003 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2003)

                (10.36) Amended and Restated Limited Partnership Agreement of Trident Capital III, L.P. dated December 4, 2003 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2003)

                (10.37) *Limited Liability Company Agreement of Putnam Investments Employees' Securities Company I LLC dated as of October 3, 2000 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.38) *Limited Liability Company Agreement of Putnam Investments Employees' Securities Company II LLC dated as of June 15, 2002 (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

                (10.39) Form of Waiver dated June 24, 2002 of certain provisions of the MMC Capital Long-Term Incentive Plan executive by Messrs. Greenberg and Davis (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002)

                (10.40) Representative Fund Advisory Contract with each of the Putnam Funds (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002)

                (10.41)  *Letter of Understanding with Jeffrey W. Greenberg

                (12) Statement Re: Computation of Ratio of Earnings to Fixed Charges

                (14) Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31,
                         2002)

                (21)     List of Subsidiaries of MMC (as of 2/18/2005)

                (23)     Consent of Independent Registered Public Accounting
                         Firm

                (24)     Powers of Attorney

                (31)     Rule 13a-14(a)/15d-14(a) Certifications

                (32)     Section 1350 Certifications


______________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 8th day of March, 2005 on its behalf by the undersigned, thereunto duly authorized.

                                       MARSH & McLENNAN COMPANIES, INC.

                                       By /s/ Michael G. Cherkasky
                                       -----------------------------------------
                                       Michael G. Cherkasky
                                       Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 8th day of March, 2005.

/s/ Michael G. Cherkasky                    /s/ Stephen R. Hardis
--------------------------------------      -----------------------------------------
Michael G. Cherkasky                        Stephen R. Hardis
Director, Chief Executive Officer           Director
  & President

/s/ Sandra S. Wijnberg                      /s/ Gwendolyn S. King
--------------------------------------      -----------------------------------------
Sandra S. Wijnberg                          Gwendolyn S. King
Senior Vice President and                   Director
  Chief Financial Officer

/s/ Robert J. Rapport                       /s/ The Rt. Hon. Lord Lang of Monkton, DL
--------------------------------------      -----------------------------------------
Robert J. Rapport                           The Rt. Hon. Lord Lang of Monkton, DL
Vice President and Controller               Director
  (Chief Accounting Officer)

/s/ Lewis W. Bernard                        /s/ David A. Olsen
--------------------------------------      -----------------------------------------
Lewis W. Bernard                            David A. Olsen
Director                                    Director

/s/ Zachary W. Carter                       /s/ Morton O. Schapiro
--------------------------------------      -----------------------------------------
Zachary W. Carter                           Morton O. Schapiro
Director                                    Director

/s/ Robert F. Erburu                        /s/ Adele Simmons
--------------------------------------      -----------------------------------------
Robert F. Erburu                            Adele Simmons
Director                                    Director

/s/ Oscar Fanjul
--------------------------------------
Oscar Fanjul
Director
