Form 10-Q
period 2005-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2005-05-06
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

   FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

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

As of April 30, 2005, there were outstanding 532,883,237 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Marsh & McLennan Companies, Inc. and its subsidiaries (“MMC”) and their representatives may from time to time make verbal or written statements (including certain statements contained in this report and other MMC filings with the Securities and Exchange Commission and in our reports to stockholders) relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning the matters raised in the complaint filed by the New York Attorney General’s Office stating a claim for, among other things, fraud and violations of New York State antitrust and securities laws, the complaint filed by the Connecticut Attorney General and numerous other investigations being conducted by other state attorneys general and state superintendents or commissioners of insurance, elimination of market services agreements (“MSA”), the new business model of Marsh Inc., the adverse consequences arising from market-timing issues at Putnam, including fines and restitution, revenues, expenses, earnings and cash flow, capital structure, existing credit facilities, and access to public capital markets including commercial paper markets, pension funding, market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, claims, lawsuits and other contingencies, and matters relating to MMC’s operations and income taxes.

Such forward-looking statements are based on available current market and industry materials, experts’ reports and opinions, and long-term trends, as well as management’s expectations concerning current and future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements that we make include:

•	the impact of litigation and regulatory proceedings brought by the New York Attorney General’s Office, other state attorneys general and state insurance regulators,

•	the impact of class actions, derivative actions and individual suits brought by policyholders and shareholders (including MMC employees) asserting various claims, including claims under U.S. securities laws, ERISA, RICO, unfair business practices and other common law or statutory claims,

•	loss of producers or key managers,

•	inability to negotiate satisfactory compensation arrangements with insurance carriers or clients,

•	inability to reduce expenses to the extent necessary to achieve desired levels of profitability,

•	inability to collect previously accrued MSA revenue,

•	changes in competitive conditions,

•	changes in the availability of, and the market conditions and the premiums insurance carriers charge for, insurance products,

•	mergers between client organizations,

•	insurance or reinsurance company insolvencies,

•	the impact of litigation and other regulatory matters stemming from market-timing issues at Putnam,

•	changes in worldwide and national equity and fixed income markets,

•	actual and relative investment performance of the Putnam mutual funds,

•	the level of sales and redemptions of Putnam mutual fund shares,

•	Putnam's ability to maintain investment management and administrative fees at current levels,

•	the ability of MMC to successfully access the public capital markets to meet long term financing needs,

•	the continued strength of MMC's relationships with its employees and clients,

•	the ability to successfully integrate acquired businesses and realize expected synergies,

•	changes in general worldwide and national economic conditions,

•	the impact of terrorist attacks,

•	changes in the value of investments made in individual companies and investment funds,

•	fluctuations in foreign currencies,

•	actions of regulators and law enforcement authorities,

•	changes in interest rates or the inability to access financial markets,

•	developments relating to claims, lawsuits and contingencies,

•	prospective and retrospective changes in the tax or accounting treatment of MMC's operations, and

•	the impact of tax and other legislation and regulation in the jurisdictions in which MMC operates.

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

PART I, FINANCIAL INFORMATION
MARSH &McLENNAN COMPANIES, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended March 31,
(In millions, except per share figures)	2005	2004

Revenue:
Service revenue	$3,125	$3,163
Investment income (loss)	57	33

Operating revenue	3,182	3,196

Expense:
Compensation and benefits	1,932	1,635
Other operating expenses	978	793
Regulatory and other settlements, net	--	(5)

Operating expenses	2,910	2,423

Operating income	272	773
Interest income	9	5
Interest expense	(69)	(50)

Income before income taxes and minority interest	212	728
Income taxes	74	281
Minority interest, net of tax	4	1

Net Income	$134	$446

Basic net income per share	$.25	$.85

Diluted net income per share	$.25	$.83

Average number of shares outstanding-Basic	531	525

Average number of shares outstanding-Diluted	536	540

The accompanying notes are an integral part of these consolidated statements.

MARSH &McLENNAN COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In millions of dollars)	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$910	$1,396

Receivables
Commissions and fees	2,681	2,507
Advanced premiums and claims	97	102
Other	397	424

	3,175	3,033
Less-allowance for doubtful accounts and cancellations	(151)	(143)

Net receivables	3,024	2,890

Other current assets	275	601

Total current assets	4,209	4,887
Goodwill and intangible assets	8,112	8,139
Fixed assets, net	1,319	1,387
(net of accumulated depreciation and
amortization of $1,741 at March 31, 2005
and $1,661 at December 31, 2004)
Long-term investments	375	558
Prepaid pension	1,371	1,394
Other assets	2,161	1,972

	$17,547	$18,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In millions of dollars)	(Unaudited) March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 547	$ 636
Accounts payable and accrued liabilities	1,793	1,834
Regulatory settlements - current portion	311	394
Accrued compensation and employee benefits	1,024	1,591
Accrued income taxes	300	280
Dividends payable	91	--

Total current liabilities	4,066	4,735

Fiduciary liabilities	4,112	4,136
Less - cash and investments held in
a fiduciary capacity	(4,112)	(4,136)

Long-term debt	4,689	4,691
Regulatory settlements	595	595
Pension, postretirement and postemployment benefits	1,347	1,333
Other liabilities	1,822	1,927

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized
6,000,000 shares, none issued	-	-
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640
shares at March 31, 2005 and December 31, 2004	561	561
Additional paid-in capital	1,257	1,316
Retained earnings	4,998	5,044
Accumulated other comprehensive loss	(465)	(370)

	6,351	6,551
Less - treasury shares, at cost,
30,406,972 shares at March 31, 2005 and
33,831,782 shares at December 31, 2004	(1,323)	(1,495)

Total stockholders' equity	5,028	5,056

	$17,547	$18,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months ended March 31,	2005	2004

(In millions of dollars)

Operating cash flows:
Net income	$134	$446
Adjustments to reconcile net income to cash generated from
(used for) operations:
Depreciation of fixed assets, capitalized software
and other intangible assets	131	108
Provision (benefit) for deferred income taxes	(53)	91
(Gains) losses on investments	(57)	(33)
Changes in assets and liabilities:
Net receivables	(191)	(309)
Other current assets	57	(120)
Other assets	38	(7)
Accounts payable and accrued liabilities	(90)	244
Accrued compensation and employee benefits	(567)	(666)
Accrued income taxes	63	94
Other liabilities	-	30
Effect of exchange rate changes	(15)	11

Net cash used for operations	(550)	(111)

Financing cash flows:
Net (decrease)/increase in commercial paper	(29)	535
Proceeds from issuance of debt	38	65
Other repayments of debt	(97)	(3)
Purchase of treasury shares	-	(324)
Issuance of common stock	113	182
Dividends paid	(90)	(163)

Net cash (used for) provided by financing activities	(65)	292

Investing cash flows:
Capital expenditures	(86)	(75)
Proceeds from sales related to fixed assets
and capitalized software	29	1
Acquisitions	(29)	(156)
Other, net	222	20

Net cash provided (used for) by investing activities	136	(210)

Effect of exchange rate changes on cash
and cash equivalents	(7)	(2)

Decrease in cash & cash equivalents	(486)	(31)
Cash & cash equivalents at beginning of period	1,396	665

Cash & cash equivalents at end of period	$910	$634

The accompanying notes are an integral part of these consolidated statements.

MARSH &McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

MMC, a professional services firm, is organized based on the different services that it offers. Under this organization structure, MMC operates in four principal business segments: risk and insurance services, risk consulting and technology, consulting and investment management. The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations and private clients. It also provides services principally in connection with originating, structuring and managing insurance, financial services and other industry-focused investments. Risk Consulting and Technology provides a wide range of investigative, intelligence, financial, security and technology services to help clients solve problems and capitalize on opportunities, serving a global clientele of law firms, financial institutions, corporations, nonprofits, government agencies and individuals. The consulting segment provides advice and services to the managements of organizations primarily in the areas of retirement services, human capital, health care and group benefit programs, management consulting, organizational change and organizational design, economic consulting and corporate identity. The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts.

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

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2005 and 2004. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker, reinsurance broker or agent, MMC collects premiums from insureds and reinsureds and, after deducting its commissions, remits the premiums to the respective insurance and reinsurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $35 million and $29 million for the three-month periods ended March 31, 2005 and 2004, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $11.2 billion at March 31, 2005 and December 31, 2004, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

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

The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2005 and 2004.

(In millions of dollars)	2005		2004

Net income	$134		$446
Increase for potential minority interest
associated with the Putnam Class B Common Shares
net of dividend equivalent expense related to
common stock equivalents	-		1

Net income for diluted earnings per share	$134		$447

Basic weighted average common shares outstanding	531		525
Dilutive effect of potentially issuable common shares	5		15

Diluted weighted average common shares outstanding	536		540

Average stock price used to calculate common stock
equivalents	$31.	45	$47.	65

5. Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2005 and 2004.

(In millions of dollars)	2005	2004

Interest paid	$81	$51
Income taxes paid	$61	$57

6. Comprehensive Income

         The components of comprehensive income for the three-month periods ended March 31, 2005 and 2004 are as follows:

(In millions of dollars)	2005	2004

Foreign currency translation adjustments	$(64)	$9
Unrealized investment holding gains/(losses),
net of income taxes	7	(4)
Less: Reclassification adjustment for realized gains
included in net income, net of income taxes	(37)	(9)
Minimum pension liability adjustment	(1)	-
Deferred loss on cash flow hedges,
net of income taxes	-	(1)

Other comprehensive loss	(95)	(5)
Net income	134	446

Comprehensive income	$39	$441

7. Acquisitions

In January 2005, MMC acquired Talbot-Hughes for a total cost of $29 million, which is included in the Risk Consulting and Technology segment.

In July 2004, MMC acquired Kroll Inc. ("Kroll"), the world's leading risk mitigation services firm in an all-cash $1.9 billion transaction in which Kroll shareholders received $37 for each outstanding share of Kroll common stock owned. The acquisition of Kroll broadens and deepens the capabilities of MMC's risk consulting and advisory businesses by adding services which clients need to reduce the impact of an adverse event. It expands MMC's capacity in several important sectors that complement existing businesses, such as corporate restructuring, business intelligence and investigations, security services, employee screening, and electronic evidence and litigation support. The estimated fair values of assets and liabilities recorded in the financial statements are as follows: net tangible assets of $45 million, identified intangible assets of $335 million; and goodwill of $1.6 billion.

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

The allocation of purchase consideration resulted in acquired goodwill of $22 million as of March 31, 2005. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when the purchase accounting is finalized.

8. Goodwill and Other Intangibles

        Changes in the carrying amount of goodwill for the three-month period ended March 31, 2005, are as follows:

(In millions of dollars)	2005

Balance as of January 1,	$7,532
Goodwill acquired	22
Transfer to intangible asset (purchase accounting adjustment)	(37)
Other adjustments (primarily foreign exchange)	(23)

Balance as of March 31,	$7,494

Goodwill allocable to each of MMC's reporting segments is as follows: Risk and Insurance Services $4.5 billion; Risk Consulting & Technology $1.7 billion; Consulting $1.1 billion and Investment Management $122 million.

The goodwill balance at March 31, 2005 and December 31, 2004 includes approximately $119 million of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross cost and accumulated amortization by major intangible asset class is as follows:

	March 31, 2005			December 31, 2004
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount

Customer and marketing related	$670	$147	$523	$630	$122	$508
Future revenue streams related to	199	112	87	198	108	90
existing private equity funds

Total amortized intangibles	$869	$259	$610	$828	$230	$598

Aggregate amortization expense for the quarter ended March 31, 2005 and 2004 was $27 million and $10 million, respectively and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,	Estimated
(In millions of dollars)	Expense

2005	$102
2006	$86
2007	$75
2008	$65
2009	$56

9. Stock Benefit Plans

MMC has stock-based benefit plans under which employees are awarded grants of restricted stock, stock options and other forms of awards. As provided under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") MMC has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the required additional pro forma disclosures. If MMC's proposed option exchange program is approved by shareholders, MMC intends to adopt SFAS 123(R) "Share Based Payment" effective July 1, 2005.

On March 16, 2005, the Compensation Committee of the MMC Board of Diretors approved a stock option award that provides for a performance-based triggering event before a vested option can be exercised. The terms and conditions of this new stock option award provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the trading price of the underlying MMC stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days.

Pro Forma Information: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's stock option awards and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. In addition, no compensation cost has been recognized in the Consolidated Statements of Income for MMC's performance-based stock option awards as the quoted market price of MMC's common stock at March 31, 2005 was less than the exercise price of such options. If compensation cost for MMC's stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC's net income and net income per share for the three-month periods ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)	2005	2004

Net Income:
As reported	$134	$446
Adjustment for fair value method, net of tax	29	(49)

Pro forma net income	$105	$397

Net Income Per Share:
Basic:
As reported	$.25	$.85
Pro forma	$.20	$.76
Diluted:
As reported	$.25	$.83
Pro forma	$.20	$.74

The pro forma information reflected above includes stock options issued under MMC incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC stock purchase plans. MMC stock purchase plans allow eligible employees to purchase MMC shares at a price that is 85% of the average market price on each quarterly purchase date. The stock purchase plans represent approximately 17% of the adjustment from applying the fair value method in 2005 and 20% in 2004.

The majority of option grants under the stock benefit plans are made in the first quarter of each year. MMC granted 16.2 million and 9.1 million options in the first quarter of 2005 and 2004, respectively. A total of 9.3 million options were granted in the year ended December 31, 2004.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted average assumptions used in the valuation models are evaluated and revised, as necessary, to reflect market conditions and experience. Costs for the employee stock purchase plan are based on the value of the discount.

10. Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and international law.

The target asset allocation for the U.S. Plans is 70% equities and 30% bonds, and for the U.K. plans, which comprise approximately 85% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 73% to equities and 27% to fixed income, and for the U.K. plans was 57% to equities and 43% to fixed income.

Neither the U.S. nor the U.K. plan held any MMC securities.

The components of the net periodic benefit cost (income) for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Periods Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$65	$56	$3	$2
Interest cost	120	105	6	6
Expected return on plan assets	(163)	(155)	--	--
Amortization of prior service credit	(9)	(9)	(1)	--
Amortization of transition asset	--	(1)	--	--
Recognized actuarial loss	45	19	1	1

Net Periodic Benefit Cost	58	15	9	9

Settlement loss	1	1	--	--
Special termination benefits	3	1	--	--

Total Expense	$62	$17	$9	$9

U.S. Plans only
For the Periods Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$23	$18	$3	$2
Interest cost	44	40	5	5
Expected return on plan assets	(58)	(58)	--	--
Amortization of prior service credit	(9)	(9)	(1)	--
Amortization of transition asset	--	(1)	--	--
Recognized actuarial loss	19	8	1	1

Net Periodic Benefit Cost (Income)	$19	$(2)	$8	$8

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) became law. The net periodic benefit cost 2005 shown above includes the subsidy, which did not have a material impact.

Significant non-U.S. Plans only
For the Periods Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$42	$38	$--	$--
Interest cost	76	65	1	1
Expected return on plan assets	(105)	(97)	--	--
Recognized actuarial loss	26	11	--	--

Net periodic benefit cost	$39	$17	$1	$1

Curtailment gain	--	--	--	--
Settlement loss	1	1	--	--
Special termination benefits	3	1	--	--

Total Expense	$43	$19	$1	$1

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted average assumptions:
Expected return on plan assets	8.4%	8.5%	-	-
Discount rate	5.5%	5.8%	5.9%	6.3%
Rate of compensation increase	3.6%	3.7%	-	-

11. Debt

MMC's outstanding debt is as follows:

(In millions of dollars)	March 31, 2005	December 31, 2004
Short-term:
Commercial paper	$100	$129
Revolving credit facility	440	434
Bank loans	2	3
Current portion of long-term debt	5	70

	$547	$636

Long-term:
Term loan - 2 year floating rate note due 2006 (3.8125% at March 31, 2005)	$1,300	$1,300
Senior notes - 7.125% due 2009	399	399
Senior notes - 5.375% due 2007 (4.0% effective interest rate)	512	514
Senior notes - 6.25% due 2012 (5.1% effective interest rate)	266	266
Senior notes - 3.625% due 2008	249	249
Senior notes - 4.850% due 2013	249	249
Senior notes - 5.875% due 2033	295	295
Senior notes - 5.375% due 2014	646	646
Senior notes - 3 year floating rate note due 2007 (2.77% at March 31, 2005)	499	499
Mortgage - 9.8% due 2009	200	200
Notes payable - 8.62% due 2005	-	65
Notes payable - 7.68% due 2006	62	61
Other	17	18

	4,694	4,761
Less current portion	5	70

	$4,689	$4,691

The weighted average interest rates on MMC's outstanding short-term debt at March 31, 2005 and December 31, 2004 are 3.8% and 3.0%, respectively.

The matters raised in the civil NYAG Lawsuit on October 14, 2004 might have prohibited MMC from borrowing under its revolving credit facilities. In December 2004, MMC completed financing with respect to a $1.3 billion Term Loan Facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007 and $700 million revolving credit facility which expires in June 2009. The Term Loan Facility will mature on December 31, 2006 and replaces revolving credit facilities of $700 million and $355 million, which were due to expire in 2005. The proceeds from the Term Loan Facility were used to pay down the outstanding balances on revolving credit facilities. The interest rates on these facilities vary based upon the level of usage of the facility and MMC's credit ratings. Each of these facilities requires MMC to maintain certain coverage and leverage ratios on the last day of the measurement period specified in the contract and the guarantors identified in the contract must meet certain guaranty minimum coverage percentages. The amount outstanding under the revolving credit facilities at March 31, 2005 is $409 million.

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

12. Restructuring Costs

2005 Plan

In March 2005 MMC announced that it would undertake further restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s current situation and the realities of the marketplace (the “2005 Plan”). In connection with this plan, MMC incurred restructuring charges of $141 million in the three months ended March 31, 2005 of which $92 million was recorded in risk and insurance services and $49 million was recorded in corporate. The amounts incurred and paid in 2005 and the liability as of March 31, 2005 are as follows:

(In millions of dollars)	Expense Incurred in 2005	Utilized in 2005	Remaining Liability at 3/31/05

Severance and benefits	$ 92	$ (1)	$ 91
Future rent on non-cancelable leases	49	--	49

	$ 141	$ (1)	$140

Costs of approximately $205 million related to the 2005 restructuring are expected to be incurred after March 31, 2005. The expenses associated with these initiatives are included in Other operating expenses in the Consolidated Statements of Income. Liabilities associated with these initiatives are classified on the Consolidated Balance Sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the item.

2004 Plan

In November 2004 MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s current situation and the realities of the marketplace (the “2004 Plan”). In connection with this plan, MMC incurred restructuring charges of $337 million in the year ended December 31, 2004. The breakdown by segment was $231 million, $62 million, and $26 million in risk and insurance services, consulting and investment management, respectively. An additional $18 million of restructuring expense was recorded in corporate. Utilization of the 2004 charges is summarized as follows:

(In millions of dollars)	Initial Balance 2004	Utilized in 2004	Utilized in 2005	Additions in 2005	Remaining Liability at 3/31/05

Severance and benefits	$ 273	$(48)	$(88)	$ 1	$138
Future rent on non-cancelable leases	28	(1)	(2)	--	25
Lease termination costs	18	--	--	--	18
Other exit costs	18	(10)	(3)	3	8

	$ 337	$(59)	$(93)	$ 4	$189

The expenses associated with these initiatives are included in Other operating expenses in the Consolidated Statements of Income. Liabilities associated with these initiatives are classified on the Consolidated Balance Sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the item.

13. Common Stock

MMC currently has no plans to repurchase its stock.

14. Claims, Lawsuits and Other Contingencies

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

Marsh also agreed to undertake, among other things, the following business reforms within 60 days of the date of the Settlement Agreement:

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

The Settlement Agreement further provides that Marsh reserves the right to request that NYAG and the NYSID modify the Settlement Agreement if compliance with any portion thereof proves impracticable. On April 28, 2005, the parties entered into Amendment No. 1 to the Settlement Agreement, which modifies the scope of the application of the business reforms provisions with respect to MMC operations outside the United States.

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

      Related Litigations

As of April 29, 2005, numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and its current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

• Nineteen putative class actions purportedly brought on behalf of policyholders are now pending in various federal courts. On February 17, 2005, the Judicial Panel on Multidistrict Litigation transferred a number of these federal cases to the District of New Jersey for coordination or consolidated pretrial proceedings (the "MDL Cases") and a number of additional cases have since been transferred to that court. It is expected that nearly all federal putative class actions by policyholders either now pending or filed hereafter will be transferred there as well. Although no consolidated amended complaint has been filed in the MDL Cases as yet, the individual complaints in the federal cases generally have included statutory claims for violations of the Racketeering Influenced and Corrupt Organizations Act, federal and state antitrust laws and state unfair business practice laws, and common law claims for, among other things, breach of contract, fraud, breach of fiduciary duty, breach of duty of loyalty, and unjust enrichment. The complaints have sought a variety of remedies including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, injunctive relief, an accounting, and attorneys' fees and costs. The longest class period now alleged in the MDL Cases begins on January 1, 1994 and continues to March 21, 2005. Six similar class or representative actions are pending in state courts. Two putative class actions are pending in Canada. There are also several actions brought by individual policyholders and additional suits may be filed by other policyholders.

• On January 21, 2005, the State of Connecticut commenced a lawsuit against Marsh challenging Marsh's conduct in connection with the placement of a loss portfolio transfer of workers' compensation claims for the State of Connecticut's Department of Administrative Services. The complaint alleges that Marsh violated Connecticut's Unfair Trade Practices Act by, among other things, failing to disclose a $50,000 payment Marsh received from the insurer in connection with the transfer. The complaint seeks remedies that include an accounting, actual and punitive damages, and the costs of investigation and conduct of the lawsuit.

• Four purported class actions on behalf of individuals and entities who purchased or acquired MMC's publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. On January 26, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. On April 19, 2005, the co-lead plaintiffs filed a lengthy consolidated complaint. The consolidated complaint names MMC, Marsh, Inc., MMC's independent registered public accounting firm and twenty present and former directors and officers of MMC and certain affiliates, as defendants. The purported class period in the consolidated complaint extends from October 14, 1999 to October 13, 2004.

The consolidated complaint alleges, among other things, that MMC inflated its earnings during the class period by engaging in unsustainable business practices based on contingent commissions. The consolidated complaint further alleges, among other things, that defendants deceived the investing public regarding MMC's business, operations, management, and the intrinsic value of MMC's stock, and caused the plaintiffs and other members of the purported class to purchase MMC's securities at artificially inflated prices. The consolidated complaint further alleges that MMC failed to disclose that the revenue derived from MSA agreements with insurers was part of an unlawful scheme, which could not be sustained and which exposed the Company to significant regulatory sanctions, and that MMC failed to disclose certain alleged anti-competitive and illegal practices, such as "bid rigging" and soliciting fictitious quotes, at MMC's subsidiaries. The consolidated complaint further alleges that MMC's revenues and earnings would have been significantly lower had MMC's subsidiaries not engaged in these allegedly unlawful business practices, and that MMC's earnings were allegedly overstated because MMC failed to establish a reserve for contingent losses associated with its allegedly improper activities. The consolidated complaint further alleges that MMC misled its clients and the investing public concerning, among other things, its business ethics, its loyalty to its clients' interests, the magnitude of its contingent commissions, and the nature of any services provided to insurers in exchange for contingent commissions. The consolidated complaint includes, among other things, factual allegations similar to those asserted in the NYAG Lawsuit. It also includes, among other things, factual allegations concerning alleged misconduct at Mercer and Putnam and alleged conflicts of interests associated with MMC Capital. The consolidated complaint includes claims for violations of Section 10(b), Section 18 and 20(a) of the Securities Exchange Act of 1934, Section 11 and Section 15 of the Securities Act of 1933, based on the company's allegedly false or incomplete disclosures. In addition, the consolidated complaint includes claims for common law fraud and deceit, negligent misrepresentation, and violations of state securities laws, which are being asserted on behalf of a subclass of municipal and state pension funds. The consolidated complaint seeks unspecified compensatory damages and attorneys' fees. The MMC stock price declined upon the announcement of the NYAG Lawsuit from approximately $45 per share immediately prior to such announcement to a low of $22.75 immediately after such announcement. Pursuant to the terms of an order entered by the Court on February 18, 2005, the Company will have until July 5, 2005 to answer or otherwise respond to the consolidated complaint.

• Twelve shareholder derivative actions have been filed against MMC's current and former directors and officers in the Court of Chancery of the State of Delaware, the United States District Court for the Southern District of New York and the New York Supreme Court for New York County. These actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. Two of the shareholder derivative actions filed in the Southern District of New York have been voluntarily dismissed. The remaining four actions pending in the Southern District of New York have been consolidated under the caption In re Marsh & McLennan Derivative Litigation, No. 04-Civ.-8516 (RMB) (the "Federal Derivative Action"). The five actions pending in the Court of Chancery have been consolidated under the caption In re Marsh & McLennan Derivative Litigation, C.A No. 753 (the "Delaware Derivative Action"). On April 4, 2005, the plaintiffs in the Delaware Derivative Action filed an amended and consolidated complaint that named American International Group, Inc. ("AIG"), Maurice R. Greenberg, and ACE Limited as additional defendants. The derivative action pending in the New York Supreme Court has been stayed pending resolution of the Federal Derivative Action. MMC has also received six demand letters from shareholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands are under consideration by the MMC Board of Directors.

• Twenty purported class actions alleging violations of the Employee Retirement Income Security Act ("ERISA") have been filed in the United States District Court for the Southern District of New York on behalf of participants in one or more MMC and Putnam sponsored employee benefit plans (the "Plans"). The purported class periods vary, with the longest alleged class period extending from October 1, 1998 to February 10, 2005. These complaints allege, among other things that, in view of the allegedly fraudulent bids and the receipt of contingent commissions pursuant to the Agreements, the defendants knew or should have known that the investment of the Plans' funds in MMC stock was imprudent. These complaints assert claims for violations of ERISA based on, among other things, the alleged failure to manage the Plans' assets properly, to monitor the Plans' fiduciaries, to provide complete and accurate information to participants and beneficiaries of the Plans, and to avoid conflicts of interest and prohibited transactions. The complaints seek, among other things, unspecified compensatory damages, restitution, disgorgement, injunctive relief and attorneys' fees. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The MMC stock price declined upon the announcement of the NYAG Lawsuit from approximately $45 per share immediately prior to such announcement to a low of $22.75 after such announcement. On February 9, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and lead counsel to represent the purported class. The order requires plaintiffs' counsel to confer on the timing of a consolidated complaint and submit a proposed scheduling order to the court.

• On February 23, 2005, the plaintiffs in a shareholders derivative suit pending in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. ("AIG") filed a consolidated complaint that named MMC, Marsh, Inc., Marsh USA Inc., Marsh Global Broking Inc. (collectively, the "MMC Defendants") and Jeffery W. Greenberg as additional defendants. This action alleges, among other things, that the MMC Defendants and Greenberg aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG's participation in the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid rigging and kickback schemes. The consolidated complaint also asserts a claim for unjust enrichment against the MMC Defendants. The consolidated complaint asserts that the MMC Defendants and Greenberg are liable to AIG for damages arising from allegedly aiding and abetting the AIG directors and officers' breaches of their fiduciary duties, and also seeks the return of all contingent commission payments made by AIG to the MMC Defendants.

      Related Regulatory Matters

Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. As of April 29, 2005, offices of attorneys general in 20 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 31 jurisdictions. MMC and its subsidiaries are cooperating with these requests from regulators. Also, in Australia, the Australian Securities and Investments Commission (ASIC) has requested information and documents from insurers and brokers, including Marsh, as part of an examination of brokers' remuneration practices. It is possible that MMC or its subsidiaries could face administrative proceedings or other regulatory actions or penalties, including, without limitation, actions to revoke or suspend their insurance broking licenses.

Putnam-Related Matters

      Regulatory Matters

• On November 13, 2003, the Securities and Exchange Commission (the "SEC") issued an order accepting Putnam's offer of settlement with respect to excessive short-term trading by certain Putnam employees in shares of the Putnam mutual funds. The SEC's order contained findings of fact, which Putnam neither admitted nor denied, that Putnam had violated the Investment Advisers Act of 1940 and the Investment Company Act of 1940. The order included a final censure, remedial undertakings, and a requirement that Putnam cease and desist from engaging in certain practices. The SEC found that certain former Putnam investment management employees had engaged in excessive short-term trading of Putnam mutual funds in their personal accounts and that Putnam had failed (a) to disclose this trading activity to the Putnam mutual funds' Trustees or shareholders, (b) to take adequate steps to detect and deter such trading activity and (c) to adequately supervise these former employees. Under the terms of the order, Putnam agreed to a number of remedial compliance actions and agreed that an independent assessment consultant would be engaged to determine the amount of restitution that Putnam would be required to pay in order to make mutual fund investors whole for losses attributable to such excessive short-term trading. On April 8, 2004, the SEC issued a supplemental order pursuant to which Putnam was required to pay $5 million in restitution and a civil monetary penalty of $50 million. The supplemental order also provided that if the amount of restitution calculated by the independent assessment consultant under the SEC order exceeded $10 million, Putnam would be responsible for paying the excess.

On April 8, 2004, the Commonwealth of Massachusetts (the "Massachusetts Securities Division") entered a Consent Order in final settlement of charges filed against Putnam and two of its employees alleging violations of the state's securities law anti-fraud provisions. The Consent Order included a cease and desist order and required Putnam to pay $5 million in restitution and an administrative fine of $50 million. The Consent Order provided that if the amount of restitution calculated by the independent assessment consultant under the Massachusetts order exceeded $15 million, Putnam would be responsible for paying the excess. The restitution called for by the Consent Order will be distributed in a manner determined by the same independent assessment consultant appointed pursuant to the above-referenced SEC orders.

On March 3, 2005, the independent assessment consultant issued his assessment reports under the SEC and the Massachusetts orders. He concluded that $108.5 million was the total amount of restitution payable by Putnam to fund shareholders. Putnam will pay $25 million of this amount from the amounts previously made available for restitution under the SEC and Massachusetts orders, and has previously recorded a charge for the additional $83.5 million. In addition to the $108.5 million in restitution, Putnam fund shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC, which does not reflect an additional payment. The independent assessment consultant is developing a plan that will provide for the distribution of these restitution amounts to Putnam fund shareholders. Putnam will incur additional costs in connection with implementing the distribution plan.

In a separate action, the SEC is seeking an injunction against two of the former investment management employees referenced above.

In late 2003 and continuing through early 2005, Putnam received document subpoenas and/or requests for information from the United States Attorney for the District of Massachusetts, the National Association of Securities Dealers, the U.S. Department of Labor (the "Department of Labor"), the Florida Department of Financial Services, the Offices of the Secretary of State and the State Auditor for the State of West Virginia, the Connecticut Department of Banking, and certain other state regulatory and enforcement authorities inquiring into, among other things, the matters that were the subject of the proceedings by the SEC and the Massachusetts Securities Division as described above.

• On March 23, 2005, Putnam entered into a settlement with the SEC resolving its inquiry into Putnam's alleged failure to fully and effectively disclose a former brokerage allocation practice to the Trustees and shareholders of Putnam's mutual funds. This practice, which Putnam ceased as of January 1, 2004, involved allocating a portion of the brokerage on mutual fund portfolio transactions to certain broker-dealers who sold shares of Putnam mutual funds. Under the settlement order, Putnam has paid a civil penalty of $40 million and disgorgement of $1 to the SEC which was recorded in 2004. These amounts subsequently will be distributed to certain Putnam funds pursuant to a plan to be approved by the SEC. As part of the settlement, Putnam neither admitted nor denied any wrongdoing.

• In the Spring of 2004, Putnam received initial document requests and subpoenas from the Massachusetts Securities Division, the Office of the New York State Attorney General, the SEC, and the Department of Labor relating to plan expense reimbursement agreements between Putnam and certain multi-employer deferred compensation plans that are Putnam clients, and also relating to Putnam's relationships with consultants retained by multi-employer deferred compensation plans. The Massachusetts Securities Division has taken testimony from a number of Putnam employees relating to these matters.

• The Enforcement Staff of the SEC's Boston Office is investigating certain matters that arose in the defined contribution plan administration business formerly conducted by Putnam Fiduciary Trust Company ("PFTC"). Putnam also has received requests for information about certain of these matters from the Massachusetts Securities Division and the Department of Labor. One of the matters relates to the manner in which certain operational errors were corrected in connection with a January 2001 transfer and investment of assets on behalf of a 401(k) defined contribution plan. The manner in which these errors were corrected affected the plan and five of the Putnam mutual funds in which certain plan assets were invested. Putnam has made restitution to the plan and the affected funds. Putnam also has made a number of personnel changes, including replacing senior managers, and has implemented changes in procedures. A second matter relates to the source and use of funds paid to a third-party vendor by PFTC in exchange for information consulting services. Putnam has re-processed the payment of these consulting expenses in accordance with Putnam's corporate expense payment procedures.

• On or about September 9, 2004, the SEC issued a Formal Order directing an investigation into the two matters described above and designating officers to take testimony in furtherance of this investigation. In addition, on or about September 29, 2004, the Examination Staff of the SEC's Boston District Office communicated to Putnam and to the Board of Trustees of the Putnam mutual funds the Examination Staff's belief that Putnam and certain of its employees may have violated certain provisions of federal law in connection with these two matters. The Examination Staff has requested that Putnam provide additional information regarding these matters and a description of the steps Putnam has taken or intends to take with respect to these matters, and Putnam has undertaken to do so in connection with the Enforcement Staff's ongoing investigation. It is possible that the Enforcement Staff may take enforcement action with respect to these matters.

During the course of the SEC's investigation of these matters, issues have arisen relating to the calculation of certain amounts paid by the Putnam mutual funds in previous years. The previous payments were cost reimbursements by the Putnam mutual funds to Putnam for transfer agent services relating to defined contribution operations. These issues are being reviewed by Putnam and the Trustees of the Putnam mutual funds, and, pending the completion of this review, Putnam has recorded a charge of $30 million for the estimated cost that it believes will be necessary to address these issues.

• On October 6, 2004 the Department of Labor indicated its preliminary belief that Putnam may have violated certain provisions of ERISA related to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam mutual funds that pay 12b-1 fees. Putnam has made a written submission to the Department of Labor addressing these issues. Putnam has also responded to requests for information from the Department of Labor regarding PFTC's treatment of gains generated by transaction processing errors made by PFTC in connection with its administration of defined contribution plans. Putnam has implemented new procedures for handling such gains and has made restitution to certain plans pursuant to a methodology that has been disclosed to the Department of Labor. The amount of this restitution was substantially covered by the reserves set aside in prior periods.

• Since December 2003, Putnam has received various requests for information from the Department of Labor regarding the Putnam Profit Sharing Retirement Plan, including requests for information relating to (i) Plan governance, (ii) Plan investments, including investments in MMC stock, (iii) the purported ERISA class actions relating to MMC's receipt of contingent commissions and other matters, which are discussed above, (iv) the market timing-related "ERISA Actions," which are discussed below; and (v) the suspensions of trading in MMC stock imposed by Putnam on its employees in October and November 2004.

• Commencing on March 5, 2002, PFTC received a number of document requests, subpoenas for the production of documents or testimony and requests for interviews from the Department of Labor relating to PFTC's role as the directed trustee of certain Global Crossing retirement accounts.

• The Fort Worth office of the SEC has stated that it does not believe that the previous structure of the Putnam Research Fund's investment management fee, which included a performance component in addition to a base fee, fully complied with SEC regulations concerning performance fees. Putnam is currently engaged in discussions with the enforcement staff of the SEC's Fort Worth office regarding, among other things, adjustments to the fee structure. Retroactive application of such adjustments over the period since April 1, 1997 (the period during which the performance fee has been in effect) would result in a reduction in aggregate management fees for that period. In the fourth quarter of 2004 Putnam recorded a reserve of approximately $2 million for this matter.

• Starting in May 2004, Putnam received and responded to requests for information from the Washington staff of SEC's Office of Compliance Inspections and Examinations as part of an SEC sweep concerning closed-end fund distributions. On April 13, 2005, Putnam received a follow-up request from the Division of Enforcement concerning the same subject matter and is continuing to provide information.

Putnam is fully cooperating with the regulatory authorities in connection with these matters.

"Market-Timing" Related Litigation.    As of April 29, 2005, MMC and Putnam had received complaints in over 70 civil actions based on allegations of "market-timing" and in some cases "late trading" activities. These actions were filed in courts in various states. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints on September 29, 2004. MMC and Putnam have moved to dismiss the various complaints pending in federal court in Maryland, which are described below:

• MMC and Putnam, along with certain of their former officers and directors, have been named in a consolidated amended class action complaint (the "MMC Class Action") purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the "Class Period"). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam family of funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants' purportedly misleading statements or omissions, MMC's stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief.

• MMC and Putnam have also been named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam funds, and in another consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam funds. These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late-trading activity that allegedly occurred in certain Putnam funds. The derivative suit seeks additional relief, including termination of the investment advisory contracts between Putnam and the funds, cancellation of the funds' 12b-1 plans and the return of all advisory and 12b-1 fees paid by the funds over a certain period of time. In addition to MMC and Putnam, various Putnam affiliates, certain trustees of Putnam funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in Putnam funds are named as defendants. The complaints allege violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Sections 36(a) and (b), 47 and 48(a) of the Investment Company Act of 1940, and Sections 206 and 215 of the Investment Advisers Act, as well as state law claims for breach of fiduciary duty, breach of contract, unjust enrichment and civil conspiracy. Putnam has also been named as a defendant in its capacity as a sub-advisor to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

• A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC's Board of Directors, two of Putnam's former officers, and MMC as a nominal defendant (the "MMC Derivative Action"). The MMC Derivative Action generally alleges that the members of MMC's Board of Directors violated the fiduciary duties they owed to MMC and its shareholders as a result of a failure of oversight of market-timing in Putnam mutual funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants' fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief. MMC has also received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on allegations of market timing in the Putnam funds. The first letter asked to have the Board of Trustees of the Putnam Funds, as well as the MMC Board, take action to remedy those alleged breaches of fiduciary duty. The second letter demanded that the Company commence legal proceedings against the MMC directors, the senior management of Putnam, the Putnam Trustees and MMC's auditor to remedy those alleged breaches of fiduciary duty.

• MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans' funds in MMC stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA actions seek unspecified damages, as well as equitable relief including the restoration to the plans of all profits the defendants allegedly made through the use of the plans' assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants' alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans.

Putnam has agreed to indemnify the Putnam funds for any liabilities arising from market-timing activities, including those that could arise in the above securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

Other Putnam Litigation

• MMC, Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by the mutual funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the compensation paid to defendants by the funds for one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. On August 13, 2004, defendants filed a motion to dismiss the complaint for failure to state a claim for relief. By order dated March 28, 2005, the Court granted the motion in part and denied it in part. Plaintiffs served an amended complaint on April 4, 2005. On April 20, 2005, defendants filed an answer denying the material allegations of the complaint and asserting affirmative defenses.

• Putnam has also been notified by certain former institutional clients that they are considering possible claims relating to certain alleged disclosure failures, misrepresentations and purported breaches of investment management agreements. Putnam believes these claims are without merit, and is engaged in a process to seek third party resolution of certain of these claims.

• Putnam may be subject to employment-related claims by former employees who left Putnam in connection with various regulatory inquiries, including claims relating to deferred compensation. A former Putnam senior executive has notified Putnam of his intention to initiate an arbitration proceeding against Putnam arising from the circumstances of his separation from Putnam. To date, no such action has been commenced.

• Commencing on July 9, 2004, PFTC, as well as Cardinal Health and a number of other Cardinal-related fiduciaries, were named as defendants in a litigation pending in the United States District Court for the Southern District of Ohio relating to the allegedly imprudent investment of retirement plan assets in Cardinal stock in the Cardinal Health Profit Sharing, Retirement and Savings Plan and its predecessor plans. PFTC was a directed trustee of this plan. Plan participants have sued, alleging that plan assets were imprudently invested in Cardinal stock when the market price of Cardinal stock was artificially inflated and the plan fiduciaries failed to disclose material information necessary for participants to make informed decisions concerning investments in such stock.

Other Governmental Inquiries

On April 20, 2005, the Florida Office of Insurance Regulation issued subpoenas to at least seventeen organizations, including Guy Carpenter & Company, Inc. ("Guy Carpenter"), requesting information relating to certain reinsurance activities in the insurance industry. Guy Carpenter is cooperating with this investigation.

The SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. On March 22, 2005, Mercer Investment Consulting, Inc. (Mercer IC) received a letter from the SEC outlining its findings and requesting that Mercer IC improve certain disclosures and procedures. On April 22, 2005, Mercer IC responded to that letter, indicating that it had made the improvements requested by the SEC. On March 31, 2005, Mercer IC received a separate letter from the Boston office of the Enforcement Division of the SEC requesting additional information. Mercer IC is preparing its response to this request.

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

On February 10, 2005, Mercer IC received a letter from the West Virginia Securities Commission seeking documents relating to services provided by Mercer IC to the State of West Virginia and its Public Retirement System. Mercer is cooperating fully with this request.

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

On January 6, 2005, MMC received a request for information from the Pension Benefit Guaranty Corporation (the "PBGC"). The PBGC requested information regarding the funded status of the Marsh & McLennan Companies, Inc. Retirement Plan and certain financial and business developments at MMC since the filing of the complaint by the NYAG. MMC is cooperating with the PBGC's request for information.

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

On December 21, 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. On April 29, 2005 MMC received a subpoena from the SEC broadening the scope of the original request. MMC is fully cooperating in the investigation.

Other Matters

• MMC and its subsidiaries are subject to numerous other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts that could, if assessed, be significant. To the extent insurance coverage is available, the terms of any applicable coverage varies by policy year, but the self insurance element has increased substantially over the past several years. MMC utilizes actuarial estimates and case level reviews to set loss reserves on the self-insured portion of its potential exposure in these cases. To the extent that expected losses exceed MMC's self-insured retention, an asset is recorded for the estimated amount recoverable under its insuranceprograms.

• On February 7, 2005, Olwyco LLC ("Olwyco") commenced a lawsuit in the United States District Court for the Southern District of New York, against MMC, Mercer Management Consulting, Inc. ("Mercer Management"), and four former directors (the "Federal Lawsuit"). The Federal Lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of representations and warranties, breach of contract, and unjust enrichment. These claims arose from a February 21, 2003 agreement in which Mercer agreed to purchase substantially all of Olwyco's assets and, as part of the consideration, to transfer to Olwyco - in April of 2005, 2006 and 2007 - shares of MMC stock. Olwyco alleged that the price of MMC stock at the time of the agreement was inflated artificially as a result of a failure to disclose alleged violations of law that later became the subject of the NYAG Lawsuit and the Putnam "Market-Timing" litigation. Olwyco alleged that it would receive substantially less than the agreed-upon purchase price and that it has been damaged in an amount not less than $70 million, exclusive of attorneys' fees and costs. Olwyco voluntarily dismissed the Federal Lawsuit without prejudice on March 22, 2005, and filed a new complaint in New York State Supreme Court, County of New York, the same day (the "State Lawsuit"). The State Lawsuit, which names MMC, Mercer Management and Mercer Inc. as defendants, asserts claims for breach of representations and warranties, breach of contract, breach of guarantee, fraud, and unjust enrichment, which are predicated on the same underlying conduct alleged in the Federal Lawsuit. Preliminary motion practice is proceeding in the State Lawsuit.

• As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames (such guarantee being hereinafter referred to as the "ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2004, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies; a claimant may seek to recover from MMC under the guarantee.

• From 1980 to 1983, MMC owned indirectly the English & American Insurance Company ("E&A"), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A's obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guaranty in exchange for MMC's agreement to post an evergreen letter of credit that is available to pay claims on E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. A representative of the ILU has indicated that potentially significant claims could be made in the coming months against the letter of credit.

The proceedings described in this Note 14 on Claims, Lawsuits and Other Contingencies seek significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, "Accounting for Contingencies". Except as specifically set forth above, at the present time, MMC's management is unable to provide a reasonable estimate of the range of possible loss attributable to the foregoing proceedings or the impact they may have on MMC's consolidated results of operations or financial position (over and above MMC's existing loss reserves) or MMC's cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to "market service revenue" and "market-timing", are in their early stages, the sufficiency of the complaints has not yet been tested in most of the cases, and, in many of the cases, only limited discovery, if any, has taken place. Thus, at this time it is not possible to reasonably estimate the possible loss or range of loss on these matters.

15. Variable Interest Entities

MMC through Putnam, manages $3.6 billion in the form of Collateralized Debt Obligations ("CDO") Collateralized Bond Obligations ("CBO") and Collateralized Loan Obligations ("CLO"). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs, CBOs and CLOs. The maximum loss exposure related to the CDOs, CBOs and CLOs is limited to Putnam's investment totaling $7.4 million, reflected in Long-term investments in the Consolidated Balance Sheets at March 31, 2005. MMC has concluded it is not the primary beneficiary of these structures under FIN 46(R) "Consolidation of Variable Interest Entities."

16.Segment Information

MMC operates in four principal business segments based on the services provided. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, minority interest, and charges or credits related to integration and restructuring but excludes corporate expenses. The accounting policies of the segments are the same as those used for the consolidated financial statements.

Selected information about MMC's operating segments for the three-month periods ended March 31, 2005 and 2004 follow:

(In millions of dollars)	Revenue		Segment Operating Income

2005
Risk and Insurance Services	$1,748	(a)	$171
Risk Consulting & Technology	264	(b)	37
Consulting	834	(c)	84
Investment Management	398		49

	$3,244		$341

Corporate Eliminations	(62)		-

	$3,182		$341

2004
Risk and Insurance Services	$1,967	(a)	$633
Risk Consulting &Technology	26	(b)	4
Consulting	804	(c)	87
Investment Management	450		(24)

	$3,247		$700

Corporate Eliminations	(51)		-

	$3,196		$700

        (a)Includes interest income on fiduciary funds ($35 million in 2005 and $29 million in 2004).

        (b)Includes inter-segment revenue of $13 million and $0 in 2005 and 2004, respectively.

        (c)Includes inter-segment revenue of $42 million and $48 million in 2005 and 2004, respectively.

A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

(In millions of dollars)	2005	2004

Total segment operating income	$341	$700
Corporate (expense)/income	(73)	72
Reclassification of minority interest	4	1

Operating income	272	773
Interest income	9	5
Interest expense	(69)	(50)

Total income before income taxes and
minority interest	$212	$728

During the first quarter of 2004, MMC reached final settlement for insured losses totaling $278 million related to the World Trade Center. The replacement value of assets exceeded the book value by $105 million, which was recorded as a reduction of Corporate operating expenses.

        Operating segment revenue by product for the three-month periods ended March 31, 2005 and 2004 is as follows:

(In millions of dollars)	2005	2004

Risk & Insurance Services
Risk Management and Insurance Broking	$1,172	$1,451
Reinsurance Broking and Services	282	283
Related Insurance Services	294	233

Total Risk & Insurance Services	1,748	1,967

Risk Consulting & Technology	$264	$26

Consulting
Human Resource Consulting	586	589
Specialty Consulting	210	180

	796	769
Reimbursed Expenses	38	35

Total Consulting	834	804

Investment Management	398	450

Total Operating Segments	3,244	3,247

Corporate Eliminations	(62)	(51)

Total	$3,182	$3,196

Segment Reclassification

Results are now reported in four segments:

• Risk and Insurance Services, comprising risk management and insurance broking (Marsh), Reinsurance broking and services (Guy Carpenter), and related insurance services;
• Risk Consulting and Technology (Kroll);
• Consulting, including Mercer Human Resource Consulting and Mercer's specialty consulting businesses; and
• Investment Management (Putnam).

MMC has reclassified prior year amounts to reflect organizational changes that effected MMC's reportable segments. The following changes are reflected in the 2004 segment data presented below:

Risk Consulting and Technology, a new reportable segment, includes Kroll, Inc., which was acquired by MMC in July 2004 and portions of the risk consulting business previously managed by Marsh. Services related to the business previously managed by Marsh include: forensic accounting and litigation support; business continuity management; mass tort and complex liability mitigation; and comprehensive data services for the management of insurance, claims and legal data.

Putnam's defined contribution administration business was transferred from Putnam (Investment Management) to Human Resource Consulting (Consulting). Approximately 75% of the revenues earned by Mercer HR from this transferred business are paid by Putnam. Putnam receives fees for investment management and administrative services, which are recorded as revenue. A fee related to administrative services is recorded as an expense by Putnam and as revenue by Mercer HR. The inter-company revenue and expense are eliminated in consolidation. Corporate eliminations for 2004 reflect the additional inter-company revenue and expense resulting from the transfer of this business.

The table below reflects the impact on previously reported segment revenue and corporate eliminations resulting from changes in business segments.
	Three Months Ended				Year
	March 31,	June 30,	Sept. 30,	Dec. 31,	Ended Dec. 31,

Risk and Insurance Services
As Reported in 2004	$ 1,994	$ 1,817	$ 1,774	$ 1,806	$ 7,391
Risk Consulting	(27)	(28)	(219)	(236)	(510)

	1,967	1,789	1,555	1,570	6,881

Risk Consulting & Technology
As Reported in 2004	--	--	--	--	--
Risk Consulting	26	26	218	235	505

	26	26	218	235	505

Consulting
Human Resource Consulting, As Reported in 2004	541	548	537	518	2,144
Defined Contribution Administration	48	47	47	42	184

	589	595	584	560	2,328

Specialty Consulting, As Reported in 2004	179	185	190	213	767
Business Risk Consulting	1	2	1	1	5

	180	187	191	214	772

	769	782	775	774	3,100
Reimbursed Expenses	35	40	39	45	159

	804	822	814	819	3,259

Investment Management
As Reported in 2004	461	446	429	421	1,757
Defined Contribution Administration	(11)	(12)	(14)	(10)	(47)

	450	434	415	411	1,710

Total Operating Segments	3,247	3,071	3,002	3,035	12,355
Corporate Eliminations
As Reported in 2004	(14)	(8)	(19)	(18)	(59)
Impact of Defined Contribution Administration	(37)	(35)	(33)	(32)	(137)

	(51)	(43)	(52)	(50)	(196)

Total Revenue	$ 3,196	$ 3,028	$ 2,950	$ 2,985	$ 12,159

The table below shows 2004 revenue information for the risk and insurance services segment after the reclassification.
	Three Months Ended				Year
	March 31,	June 30,	Sept. 30,	Dec. 31,	Ended Dec. 31,

Risk and Insurance Services
Risk Management and Insurance Broking	$ 1,451	$ 1,332	$ 1,080	$1,131	$ 4,994
Reinsurance Broking and Services	283	211	209	156	859
Related Insurance Services	233	246	266	283	1,028

	$ 1,967	$ 1,789	$ 1,555	$ 1,570	$ 6,881

The table below reflects the impact on previously reported segment operating income resulting from changes in business segments.
	Three Months Ended				Year
	March 31,	June 30,	Sept. 30,	Dec. 31,	Ended Dec. 31,

Risk and Insurance Services
As Reported in 2004	$ 637	$ 455	$ (6)	$(834)	$ 252
Risk Consulting	(4)	(5)	(30)	(26)	(65)

	633	450	(36)	(860)	187

Risk Consulting & Technology
As Reported in 2004	--	--	--	--	--
Risk Consulting	4	5	30	26	65

	4	5	30	26	65

Consulting
As Reported in 2004	89	113	106	22	330
Defined Contribution Administration	(2)	(3)	--	(3)	(8)

	87	110	106	19	322

Investment Management
As Reported in 2004	(26)	95	55	(34)	90
Defined Contribution Administration	2	3	--	3	8

	(24)	98	55	(31)	98

Corporate, As Reported in 2004	72	(36)	(33)	(42)	(39)

Operating Income Including
Minority Interest	772	627	122	(888)	633
Minority Interest Expense, Net of Tax, Included
Above:
Risk and Insurance Services	3	4	5	3	15
Investment Management	(2)	1	1	--	--

	1	5	6	3	15

Operating Income	$ 773	$ 632	$ 128	$(885)	$ 648

17. New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted by MMC no later than January 1, 2006. If MMC's proposed option exchange program is approved by shareholders at its annual meeting on May 19, 2005, MMC intends to early adopt SFAS 123(R) effective July 1, 2005. MMC has not yet determined which of the permitted methods of adoption it will use.

The adoption of SFAS 123 (R)'s fair value method will have a significant impact on MMC's results of operations, although it will not have a significant impact on MMC's overall financial position. If SFAS 123(R) had been adopted in prior years, the impact on MMC's results of operations would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

MMC is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, MMC expects to complete its evaluation of the effects of the Act during the second half of 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC's foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $1.2 billion. Although the evaluation is ongoing, MMC estimates the range of income tax effects of potential repatriations to be zero to $63 million.

Marsh & McLennan Companies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
First Quarter Ended March 31, 2005

General

Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a professional services firm. MMC subsidiaries include Marsh Inc. ("Marsh"), the world's largest risk and insurance services firm; Kroll, Inc. ("Kroll"), the world's leading risk consulting company; Mercer Inc. ("Mercer"), a major global provider of consulting services; and Putnam Investments ("Putnam"), one of the largest investment management companies in the United States. Approximately 60,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in four principal business segments based on the services provided. Segment performance is evaluated based on segment operating income, which is after deductions for directly related expenses and minority interest but before corporate expenses. See discussion of segment reclassifications in Note 16 to the Consolidated Financial Statements.

For a description of critical accounting policies, including those which involve significant management judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in MMC's Annual Report on Form 10-K ("2004 Form 10-K") for the year ended December 31, 2004.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" on page one of this filing. This Form 10-Q should be read in conjunction with the 2004 Form 10-K.

First Quarter Summary

First quarter operating results reflect a difficult period of transition, particularly with respect to the risk and insurance services segment. Consolidated revenues of $3.2 billion, which include Kroll, acquired in July 2004, were unchanged from the prior year. Net income for the first quarter of 2005 was $134 million, or $.25 per diluted share, compared with net income of $446 million, or $.83 per diluted share, in the first quarter of the prior year. The results in 2005 include costs for restructuring and employee retention, regulatory and compliance expenses, and a charge related to defined contribution operations, as well as a decrease in market services revenue. Prior year results were impacted by regulatory settlements, severance and regulatory and compliance costs, as well as insurance recoveries related to World Trade Center losses.

MMC initiated restructuring activities related to a 2005 restructuring plan. Restructuring charges of $92 million were incurred in the first quarter of 2005 for severance and benefits related to the elimination of approximately 1,700 positions primarily in the United States and the United Kingdom, and $49 million for future rent and other lease termination costs related to the consolidation of office facilities in London. In addition, $4 million of restructuring charges were incurred in the quarter related to the restructuring plan initiated in the fourth quarter of 2004.

Additional charges of approximately $205 million are expected over the remainder of 2005, as the actions contemplated under the 2005 restructuring plan are implemented. The additional expected charges comprise approximately $110 million for severance and benefits related to the reduction of 800-1,000 positions, $75 million for future rent under non-cancelable leases and other lease termination costs, and $20 million of other costs. Annualized savings of approximately $375 million are expected to be realized when the plan is fully implemented over the remainder of the year, primarily in the risk and insurance services segment.

The consolidated results of operations follow:

(In millions of dollars)	2005	2004

Revenue:
Service Revenue	$3,125	$3,163
Investment Income (Loss)	57	33

Operating Revenue	3,182	3,196

Expense:
Compensation and Benefits	1,932	1,635
Other Operating Expenses	978	793
Regulatory and Other Settlements	-	(5)

Operating Expenses	2,910	2,423

Operating Income	$272	$773

Operating Income Margin	8.5%	24.2%

Net Income	$134	$446

Net Income Per Share:
Basic	$.25	$.85
Diluted	$.25	$.83

Operating income in the first quarter of 2005 declined 65% to $272 million, reflecting costs for restructuring, costs related to regulatory investigations and compliance and a decrease in market services revenue. Results in risk and insurance services include restructuring charges of $96 million, and the impact of a $179 million decline in MSA revenue. Investment management results reflect reduced costs related to settlements and related charges, partly offset by a decline in revenue resulting from lower assets under management. Corporate expenses in 2005 include restructuring charges of $49 million related to consolidation of office facilities in London. In 2004, corporate expenses included a credit of $105 million for insurance recoveries related to World Trade Center losses.

Revenue for the quarter of $3.2 billion was unchanged from the prior year. Increases in the risk consulting and technology segment (primarily due to the acquisition of Kroll, Inc.) and the consulting segment were offset by lower revenue in the risk and insurance services and investment management segments. Revenue decreased 9% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency exchange rates.

The impact of foreign currency translation, acquisitions, and dispositions on MMC's operating revenues by segment for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 is as follows:

				Components of Revenue Change
	Three Months Ended March 31,		%Change GAAP	Currency	Acquisitions/ Dispositions	Underlying
	2005	2004	Revenue	Impact	Impact	Revenue (b)
Risk & Insurance Services
Risk Management and Insurance Broking	$ 1,172	$ 1,451	(19)%	2%	--	(21)%
Reinsurance Broking and Services	282	283	--	2%	--	(2)%
Related Insurance Services (a)	294	233	26%	--	8%	18%

Total Risk and Insurance Services	1,748	1,967	(11)%	1%	1%	(13)%

Risk Consulting & Technology	264	26	933%	--	933%	--

Consulting
Human Resource Consulting	586	589	--	2%	--	(2)%
Specialty Consulting	210	180	17%	2%	2%	13%

	796	769	4%	2%	1%	1%
Reimbursed Expenses	38	35

Total Consulting	834	804	4%	2%	1%	1%

Investment Management	398	450	(12)%	--	--	(12)%

Total Operating Segments	3,244	3,247	--	1%	8%	(9)%
Corporate Eliminations	(62)	(51)

Total Revenue	$ 3,182	$ 3,196

(a)     Includes U.S. affinity, claims management, wholesale broking, underwriting management and MMC Capital businesses.

(b)     Underlying basis measures the change in revenue before the impact of acquisitions and dispositions using constant currency exchange rates.

(c)     Certain reclassifications have been made to prior year amounts to conform with current presentation (see discussion of Segment reclassification in Note 16 to the consolidated financial statements).

Revenue in the risk and insurance services segment decreased 11%. Underlying revenue declined 13%, resulting from a decline in market services revenue, lower levels of new business and renewals and a decline in insurance premium rates. These declines were partly offset by the impacts of foreign currency exchange rates and acquisitions, increased revenue in claims management and higher investment gains. Risk consulting and technology revenue increased $238 million, primarily due to the acquisition of Kroll. Consulting revenue increased 4%, resulting from a 17% increase in Mercer's specialty consulting businesses. Investment management revenue declined 12% in line with the decrease in assets under management.

Operating expenses increased 20%, primarily due to restructuring costs of $145 million and the impact of acquisitions, retention costs, costs for regulatory and related issues and higher pension costs. In addition, Putnam's expenses include a charge of $30 million for the estimated cost that it believes will be necessary to address issues relating to the calculation of certain amounts paid by the Putnam mutual funds in previous years. The previous payments were cost reimbursements by the Putnam mutual funds to Putnam for transfer agency services relating to defined contribution operations. Expenses in 2004 include regulatory fines of $100 million related to Putnam's settlement agreements with the SEC and Office of the Secretary of the Commonwealth of Massachusetts, offset by a $105 million credit from the final insurance settlement related to World Trade Center losses.

Risk and Insurance Services

(In millions of dollars)	2005	2004

Revenue	$1,748	$1,967
Expense	1,577	1,334

Operating Income	$171	$633

Operating Income Margin	9.8%	32.2%

Revenue

Revenue in the risk and insurance services segment decreased 11% in the first quarter of 2005, compared with the first quarter of 2004. Increased revenue in related insurance services was offset by a decrease in risk management and insurance broking revenue. Reinsurance broking and services revenue was essentially unchanged.

In risk management and insurance broking, underlying revenue decreased 21%. Approximately half of the decrease resulted from lower market services revenue, discussed in more detail below. Excluding the impact of decreased market services revenue, underlying revenue decreased 11% reflecting lower new business production and lower retention, largely driven by continued softening of property and casualty premium rates. The decrease in underlying revenue was most significant in the United States, with more modest declines in other geographies.

Market services revenue declined from $211 million in the first quarter of 2004 to $32 million in 2005. Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. Accordingly, no market services revenue has been earned on placements subsequent to that date. However, Marsh did not accrue a portion of market services revenue earned prior to September 30, 2004 because it could not complete its normal process to determine that collection of these amounts was reasonably assured for certain contracts. Any such revenue earned prior to but not accrued at September 30, 2004 is recognized when collected or when confirmation of the amount of payment is received from the carriers. This resulted in $32 million of market services revenue in the first quarter of 2005.

Reinsurance broking and services revenue in the first quarter of 2005 was essentially unchanged from the prior year. On an underlying basis, revenue decreased 2% reflecting increased new business offset by the impact of higher client risk retention and lower insurance premium rates. Related insurance services revenue increased 26%, 18% on an underlying basis, due to revenue growth in claims management and increased investment gains.

Expense

Expenses in the risk management and insurance services segment increased 18% in the first quarter 2005, compared with the same period in the prior year. Expenses in 2005 include $96 million of restructuring costs, which are discussed in more detail below. Expenses in 2005 also include costs of $15 million related to employee retention programs, as well as costs of $43 million related to regulatory and compliance costs. In addition, bonus accruals for the full year 2005 are being kept flat with 2004 levels to assure that proper levels of incentives are maintained in a challenging year. The elimination of market services revenue removed a seasonality factor that had a corresponding impact on bonus accruals which increased expenses by $42 million in the quarter compared with prior year. Benefits costs increased due to higher pension expense. These increases more than offset expense savings of approximately $65 million resulting from the restructuring activities undertaken in the fourth quarter of 2004.

In the first quarter of 2005 charges of $92 million related to the 2005 restructuring plan were incurred for severance and benefits related to staff reductions affecting approximately 1,700 employees primarily in the United States and United Kingdom. In addition, costs of approximately $4 million were incurred related to restructuring activities that began in the fourth quarter of 2004.

Annualized savings of approximately $375 million are expected in the risk and insurance services segment when the 2005 restructuring plan is fully implemented over the remainder of 2005. Additional restructuring charges of $205 million are expected to be incurred related to the 2005 plan.

In addition, incremental costs of approximately $8 million will be incurred related to accelerated amortization of leasehold improvements until the properties are vacated.

The restructuring activities in 2005 primarily related to Marsh's risk management and insurance broking business. As a result of restructuring costs, incremental costs for regulatory and compliance activities and reduced market services revenue, risk management and insurance broking incurred a net operating loss in the period.

Risk Consulting & Technology

(In millions of dollars)	2005	2004

Revenue	$264	$26
Expense	227	22

Operating Income	$37	$4

Operating Income Margin	14.0%	15.4%

Results

Risk consulting & technology includes Kroll and portions of the risk consulting business previously managed by Marsh. The large increase in the segment's revenue, expense, and operating income is almost entirely due to the impact of the acquisition of Kroll, Inc., which was completed in July, 2004. Expenses in 2005 include $16 million of amortization of identified intangible assets.

When compared with its first quarter results prior to its acquisition by MMC, Kroll experienced strong revenue growth in 2005, primarily in its electronic discovery and background screening businesses.

Consulting

(In millions of dollars)	2005	2004

Revenue	$834	$804
Expense	750	717

Operating Income	$84	$87

Operating Income Margin	10.1%	10.8%

Revenue

Consulting revenue in the first quarter of 2005 increased 4% compared with the same period in 2004, primarily due to the impact of foreign exchange and a small acquisition, which closed in April 2004. On an underlying basis, revenue increased 1% due a 13% increase in Mercer's specialty consulting businesses offset by lower revenue from human resources consulting. The increase in underlying revenue in specialty consulting reflects increases of 14% in management and organizational change and 8% in economic consulting. Within the human resources consulting businesses, underlying revenue decreased 2%, primarily due to a decline in revenue associated with defined contribution plan assets previously administered by Putnam. The decline in revenue related to defined contribution administration has resulted in margin pressure in Mercer human resource consulting. The health and benefits business and the performance, rewards, and information business both reported good revenue growth. The retirement business reported a modest revenue decline, due primarily to lower revenue in the United Kingdom.

Expense
 Consulting expenses increased 5% in the first quarter of 2005 compared with the same period in 2004. Expenses in 2005 include costs of $10 million related to employee retention programs. In addition, the impact of acquisitions and foreign exchange increased expense by 2%. On an underlying basis, excluding the items discussed above, expenses increased 1% as savings from restructuring activity was offset by higher expenses in specialty consulting due to a higher volume of business.

Investment Management

(In millions of dollars)	2005	2004

Revenue	$398	$450
Expense	349	474

Operating Income	$49	$(24)

Operating Income Margin	12.3%	(5.3)%

Revenue

Putnam's revenue decreased 12% in the first quarter of 2005 reflecting a decrease in fees due to a decline in assets under management partially offset by higher transfer agent service fees. Assets under management averaged $204 billion in the first quarter of 2005, a 13% decline from the $234 billion managed in the first quarter of 2004. Assets under management aggregated $199 billion at March 31, 2005 compared with $227 billion at March 31, 2004 and $213 billion at December 31, 2004. The change from December 31, 2004 primarily results from net redemptions of $9.7 billion and declines in equity market levels.

Putnam receives services fees from the Putnam Mutual Funds for transfer agent, custody, and other administrative services, as contracted by the Trustees of the Putnam Mutual Funds. Effective January 2005, the transfer agent service fee agreement was converted to a fixed rate per retail shareholder account and a fixed rate service fee based on average assets under management for mutual fund assets in defined contribution plans. For the first six months of 2004, the transfer agent service fee agreement was based on a cost of service structure. For the third and fourth quarters of 2004, transfer agent service fees were based on a fixed fee. The change in the service fee agreement resulted in an increase in both service fee revenue and expense of approximately $15 million in the first quarter of 2005 compared with the first quarter of 2004. The change in the service fee contract is expected to have an immaterial impact on operating income in future quarters.

Quarter-end and average assets under management:

(In billions of dollars)	2005	2004

Mutual Funds:
Growth Equity	$34	$45
Value Equity	40	42
Blend Equity	26	30
Fixed Income	35	40

	135	157

Institutional:
Equity	35	44
Fixed Income	29	26

	64	70

Quarter-end Assets	$199	$227

Assets from Non-US Investors	$35	$38

Average Assets	$204	$234

Components of quarter-to-date change in ending assets under management:

Impact of Redemptions including Dividends Reinvested	$(9.7)	$(17.6)

Impact of Market/Performance	$(4.3)	$4.5

The categories of mutual fund assets reflect style designations aligned with each fund’s prospectus.

Assets under management and revenue levels are particularly affected by fluctuations in domestic and international stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new fund shareholders and clients. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management and administrative fees at historic levels. Future revenue may be adversely affected by continued net redemptions, shifts in asset style and share mix, and by limits on fund expense ratios and front end sales charges. Revenue levels are sensitive to all of the factors above, but in particular, to significant changes in stock and bond market valuations and net flows into or out of Putnam’s funds.

At March 31, 2005, assets held in equity securities represented 68% of assets under management, compared with 71% at March 31, 2004, while investments in fixed income products represented 32%, compared with 29% in 2004.

Expense
Putnam's expenses decreased 26% in the first quarter of 2005 from the same period in 2004. Expenses in 2005 include a $30 million charge for the estimated costs that Putnam believes will be necessary to address issues relating to the calculation of certain amounts paid by the Putnam mutual funds in previous years. The previous payments were cost reimbursements by the Putnam mutual funds to Putnam for transfer agency services relating to defined contribution operations. The comparative period in 2004 includes a charge of $100 million related to regulatory settlement with the SEC and the Secretary of the Commonwealth of Massachusetts on market-timing issues. Other expense reductions include lower compensation and severance costs, reduced costs related to regulatory issues, and a decrease in amortization expense for prepaid dealer commissions. These reductions were partially offset by an increase in expenses previously borne by the Funds under the previous transfer agent service agreement.

45

Corporate Expenses
Corporate expenses in 2005 include restructuring charges of $49 million related to the consolidation of office space in London. Mercer colleagues that were expected to occupy newly leased space will be relocated to existing Marsh office space. Because London real estate is managed by MMC and the actions undertaken benefited MMC as a whole, rather than any particular operating company, the related charge was recorded in corporate expenses.

Corporate had a net credit of $72 million in the first quarter of 2004 primarily due to the final settlement for insured losses related to the WTC. The replacement value of the assets exceeded their book value by $105 million which was recorded as a reduction of other operating expenses.

Interest
Interest income earned on corporate funds amounted to $9 million in the first quarter of 2005, an increase of $4 million from the first quarter of 2004. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2005 compared with the prior year. Interest expense of $69 million in 2005 increased from $50 million in the first quarter of 2004 due to an increase in the amount of average outstanding debt resulting from the acquisition of Kroll.

Income Taxes
MMC's consolidated effective tax rate was 34.9% in the first quarter of 2005, a decrease from 38.6% in the first quarter of 2004. The decrease is due to non-deductible settlement payments incurred in the first quarter of 2004. In 2005, the effective rate applicable to ongoing operating income was 35%.

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

MMC is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, MMC expects to complete its evaluation of the effects of the Act during the second half of 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC's foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $1.2 billion. Although the evaluation is ongoing, MMC estimates the range of income tax effects of potential repatriations to be zero to $63 million.

Liquidity and Capital Resources
Operating Cash Flows
MMC used $550 million of cash for operations for the period ended March 31, 2005 compared to a use of $111 million for the same period in 2004. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments for accrued liabilities or receipts of assets. MMC's cash flow from operations is typically a use of cash in the first quarter of each year, resulting from the payment of accrued incentive compensation.

Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. At March 31, 2005 accounts receivable related to accrued market services revenue was $228 million. Subsequent to the filing of the NYAG Lawsuit, some insurance companies indicated they may delay payments until the issues concerning market services agreements are clarified. Collection of previously accrued MSA revenue may occur more slowly than expected. Following the announcement of the settlement with the NYAG and the NYSID, MMC reaffirmed its intention to collect outstanding MSA revenue earned prior to October, 2004 and will seek to enforce its rights under the contracts to collect amounts due.

As previously discussed, MMC reached a settlement with the NYAG and NYSID that resolved the actions by them that were commenced against MMC and Marsh. As a result of this agreement, MMC recorded a charge in 2004 for a $850 million fund to compensate clients, of which $255 million will be paid to the fund on or before each of June 1, 2005 and 2006, respectively, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. These amounts are included in Regulatory Settlements on the Consolidated Balance Sheets.

Financing Cash Flows
Net cash used by financing activities was $65 million for the period ended March 31, 2005 compared with cash provided by financing activities of $292 million for the same period in 2004.

MMC paid dividends in the amount of $90 million ($0.17 per share) in the first quarter 2005. MMC also used cash for the repayment of maturing debt in the amount of $97 million.

In December 2004, MMC completed financing with respect to a $1.3 billion, two-year term loan facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007 and $700 million revolving credit facility which expires in June 2009. The term loan facility replaced MMC's existing one-year facilities and the proceeds from this loan were used to pay down outstanding balances on revolving credit facilities.

Subsequent to the filing of the NYAG Lawsuit on October 14, 2004, both Moody's and Standard & Poor's lowered their credit ratings on MMC. MMC's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's. MMC's short-term ratings are currently P-2 by Moody's and A-2 by Standard & Poor's. These ratings were recently reaffirmed by both agencies. These rating actions will result in increased borrowing costs for MMC.

In July 2004, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay the commercial paper borrowings that were used to purchase Kroll, Inc.

Investing Cash Flows
Cash provided by investing activities amounted to $136 million in the first three months of 2005 compared to a use of $210 million for the same period in 2004. Cash generated by the sale of securities totaled $182 million in the first quarter 2005 versus $18 million for the same period last year. These sales are included in Other, net in the Consolidated Statements of Cash Flows.

MMC's additions to fixed assets and capitalized software, which amounted to $86 million in the first quarter of 2005 and $75 million in the first quarter 2004, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $466 million in connection with various MMC Capital private equity funds and other MMC investments. Commitments of $273 million relate to Trident III, a private equity fund managed by MMC Capital, which was formed in 2003. The funding commitment to Trident III will reduce by approximately $90 million when the spinoff of MMC Capital's business occurs. The remaining commitments relate to other funds managed by MMC Capital (approximately $89 million) and Putnam through THL and THLPC (approximately $104 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $50-$75 million per year (before the reduction in the commitment noted above). The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by MMC Capital related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident II will be harvesting its portfolio in 2005 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Putnam has investment commitments of $104 million for three active THL funds, of which approximately $50 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. At March 31, 2005 none of the $187 million was committed.

Approximately $7 million was invested in the first quarter, 2005 related to all of the commitments discussed above.

Deferred payments of approximately $67 million related to acquisitions completed in 2004 and prior years are recorded in Accounts payable and accrued liabilities or in Other liabilities in the Consolidated Balance Sheets at December 31, 2004.

Market Risk
Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Commitments and Obligations
MMC's contractual obligations were comprised of the following as of March 31, 2005 (in millions of dollars)

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving lines of credit	$ 440	$ 440	$ --	$ --	$ --
Current portion of long-term debt	5	5	--	--	--
Commercial paper	100	100	--	--	--
Long-term debt	4,673	--	2,616	604	1,453
NYAG/NYSID settlement	850	255	425	170	--
Net operating leases	3,952	493	835	636	1,988
Service agreements	200	70	71	28	31
Other long-term obligations	69	31	38	--	--

Total	$10,289	$1,394	$3,985	$1,438	$3,472

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

Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds managed by MMC Capital, including the Trident funds. Publicly traded investments of $259 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $58 million and $310 million are accounted for under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other
A significant number of lawsuits and regulatory proceedings are pending. See Note 14 to the Consolidated Financial Statements.

49

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

    b. Changes in Internal Controls
There were no changes in MMC's internal controls over financial reporting that were identified in connection with the evaluation referred to under Part I - Item 4a. above that occurred during MMC's last fiscal quarter that have materially affected, or are reasonably likely to materially affect MMC's internal control over financial reporting.

PART II. OTHER INFORMATION

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

March 31, 2005

Item 1. Legal Proceedings.

      The information set forth in footnote 14 to the financial statements provided in Part I, Item 1 of this Report is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the first quarter of 2005. Share repurchases are recorded on a trade date basis.

Issuer Repurchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2005-	0	--	0	49,904,636
January 31, 2005

February 1, 2005-	0	--	0	49,904,636
February 28, 2005

March 1, 2005-	0	--	0	49,904,636
March 31, 2005

Total	0	--	0	49,904,636

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

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

Additional Forms of Awards under Incentive and Stock Award Plans

      Filed as exhibits to this Report are additional forms of awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (together the "Plans"), as follows:

      • On March 16, 2005, the Compensation Committee of the MMC Board of Directors approved stock option awards under the Plans which provide for a performance-based triggering event before a vested option can be exercised. The Committee intends to consider the inclusion of performance-based features in future stock option grants.

      • On March 1, 2005, certain non-executive employees of Marsh Inc. and Mercer Inc. were required to defer their 2004 annual bonuses pursuant to terms and conditions under the Plans.

      • In November 2004, the Compensation Committee approved cash denominated retention awards to certain non-executive employees of Marsh Inc. and Mercer Inc. In March 2005, the Company decided to settle in stock, pursuant to terms and conditions under the Plans, the first payment tranche of the Marsh retention awards.

Amendment to Settlement Agreement

    On January 30, 2005, MMC and Marsh Inc. entered into an agreement (the "Settlement Agreement") with the Office of the New York State Attorney General ("NYAG") and the New York State Insurance Department ("NYSID") to settle a lawsuit brought by the NYAG and an amended citation issued by the NYSID. On April 28, 2005, the parties entered into Amendment No. 1 to the Settlement Agreement (the "Amendment"), which modifies the scope of the application of the business reforms provisions with respect to MMC operations outside the United States. With the exception of the prohibition on contingent compensation (which applies worldwide) the Amendment limits the application of the business reforms provisions to a) insurance policy placement, renewal, consultation or servicing performed for any client domiciled in the United States and b) all insurance policy, placement, renewal, consultation or servicing associated with covering property or operations situated in the United States. The Amendment, which is effective as of the effective date of the Settlement Agreement, is filed as an exhibit to this Report.

Restructuring Plan

    In March 2005 MMC announced that it would undertake additional restructuring initiatives involving staff reductions and consolidations of facilities. Details of this 2005 restructuring plan are set forth in footnote 12 to the consolidated financial statements included in Part I of this Report.

Item 6. Exhibits.

          10.1 Additional Forms of Awards under the 2000 Employee Incentive and Stock Award Plan

          10.2 Additional Forms of Awards under the 2000 Senior Executive Incentive and Stock Award Plan

          10.3 Amendment No. 1 to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, effective as of January 30, 2005

          12. Statement Re: Computation of Ratio of Earnings to Fixed Charges

          31. Rule 13a-14(a)/15d-14(a) Certifications

          32. Section 1350 Certifications

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this day of May 6, 2005 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                  MARSH & McLENNAN COMPANIES, INC.

  /s/ Sandra S. Wijnberg

                         Senior Vice President and Chief Financial Officer