Form 10-Q
period 2005-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2005-08-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended June 30, 2005
Marsh & McLennan Companies, Inc.
1166 Avenue of the Americas
New York, New York 10036
(212) 345-5000
Commission file number 1-5998
State of Incorporation: Delaware
I.R.S. Employer Identification No. 36-2668272
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑. No ☐.
     As of July 31, 2005, there were outstanding 535,274,816 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, discussions concerning the matters raised in the complaint filed by the New York Attorney General’s Office stating a claim for, among other things, fraud and violations of New York State antitrust and securities laws, the complaint filed by the Connecticut Attorney General and numerous other investigations being conducted by other state attorneys general and state superintendents or commissioners of insurance, elimination of market services agreements (“MSA”), the new business model of Marsh Inc., the adverse consequences arising from market-timing issues at Putnam, including fines and restitution, revenues, expenses, earnings and cash flow, capital structure, existing credit facilities, and access to public capital markets including commercial paper markets, pension funding, market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, claims, lawsuits and other contingencies, and matters relating to MMC’s operations and income taxes.
Such forward-looking statements are based on management’s expectations concerning current and future events impacting MMC. Forward-looking statements by their very nature involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements that we make include:
•	the impact of litigation and regulatory proceedings brought by the New York Attorney General’s Office, the Connecticut Attorney General’s office and other federal and state regulators and law enforcement authorities concerning insurance and reinsurance brokerage operations;

•	the impact of class actions, derivative actions and individual suits brought by policyholders and shareholders (including MMC employees) asserting various claims, including claims under U.S. securities laws, ERISA, RICO, unfair business practices and other common law or statutory claims;

•	loss of producers or key managers;

•	inability to negotiate satisfactory compensation arrangements with insurance carriers or clients;

•	inability to reduce expenses to the extent necessary to achieve desired levels of profitability;

•	inability to collect previously accrued MSA revenue;

•	changes in competitive conditions;

•	changes in the availability of and the market conditions and the premiums insurance carriers charge for insurance products;

•	mergers between client organizations;

•	insurance or reinsurance company insolvencies;

•	the impact of litigation and other regulatory matters stemming from market-timing issues at Putnam;

•	changes in worldwide and national equity and fixed income markets;

•	actual and relative investment performance of the Putnam mutual funds;

•	the level of sales and redemptions of Putnam mutual fund shares;

•	Putnam’s ability to maintain investment management and administrative fees at current levels;

•	the ability of MMC to successfully access the public capital markets to meet long-term financing needs;

•	the continued strength of MMC’s relationships with its employees and clients;

•	the ability to successfully integrate acquired businesses and realize expected synergies;

•	changes in general worldwide and national economic conditions;

•	the impact of terrorist attacks;

•	changes in the value of investments made in individual companies and investment funds;

•	fluctuations in foreign currencies;

•	actions of regulators and law enforcement authorities;

•	changes in interest rates or the inability to access financial markets;

•	adverse developments relating to claims, lawsuits and contingencies;

•	prospective and retrospective changes in the tax or accounting treatment of MMC’s operations; and

•	the impact of other legislation and regulation in the jurisdictions in which MMC operates.
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

PART I, ITEM 1, FINANCIAL INFORMATION
MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share figures)	2005	2004	2005	2004

Revenue:
Service revenue	$3,045	$2,956	$6,170	$6,119
Investment income (loss)	51	72	108	105

Operating revenue	3,096	3,028	6,278	6,224

Expense:
Compensation and benefits	1,837	1,596	3,769	3,231
Other operating expenses	953	800	1,931	1,593
Regulatory and other settlements, net	—	—	—	(5)

Operating expenses	2,790	2,396	5,700	4,819

Operating income	306	632	578	1,405

Interest income	11	4	20	9

Interest expense	(73)	(48)	(142)	(98)

Income before income taxes and minority interest	244	588	456	1,316

Income taxes	75	194	149	475

Minority interest, net of tax	3	5	7	6

Net income	$166	$389	$300	$835

Basic net income per share	$0.31	$0.75	$0.56	$1.60

Diluted net income per share	$0.31	$0.73	$0.56	$1.56

Average number of shares outstanding-Basic	535	522	533	523

Average number of shares outstanding-Diluted	538	534	537	537

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(In millions of dollars)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$856	$1,396

Receivables
Commissions and fees	2,618	2,507
Advanced premiums and claims	101	102
Other	347	424

	3,066	3,033
Less-allowance for doubtful accounts and cancellations	(156)	(143)

Net receivables	2,910	2,890

Other current assets	260	601

Total current assets	4,026	4,887

Goodwill and intangible assets	8,069	8,139

Fixed assets, net (net of accumulated depreciation and amortization of $1,783 at June 30, 2005 and $1,661 at December 31, 2004)	1,268	1,387

Long-term investments	331	558
Prepaid pension	1,358	1,394
Other assets	2,080	1,972

	$17,132	$18,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(In millions of dollars)	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$364	$636
Accounts payable and accrued liabilities	1,798	1,834
Regulatory settlements — current portion	311	394
Accrued compensation and employee benefits	1,161	1,591
Accrued income taxes	179	280
Dividends payable	92	—

Total current liabilities	3,905	4,735

Fiduciary liabilities	4,283	4,136
Less — cash and investments held in a fiduciary capacity	(4,283)	(4,136)

	—	—
Long-term debt	4,689	4,691
Regulatory settlements	340	595
Pension, postretirement and postemployment benefits	1,361	1,333
Other liabilities	1,829	1,927

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2005 and December 31, 2004	561	561
Additional paid-in capital	1,186	1,316
Retained earnings	5,073	5,044
Accumulated other comprehensive loss	(658)	(370)

	6,162	6,551

Less — treasury shares, at cost, 26,902,510 shares at June 30, 2005 and 33,831,782 shares at December 31, 2004	(1,154)	(1,495)

Total stockholders’ equity	5,008	5,056

	$17,132	$18,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2005	2004
(In millions of dollars)

Operating cash flows:
Net income	$300	$835
Adjustments to reconcile net income to cash (used for) generated from operations:
Depreciation of fixed assets, capitalized software and other intangible assets	261	211
Provision for deferred income taxes	58	148
(Gains) losses on investments	(108)	(105)
Changes in assets and liabilities:
Net receivables	(79)	(165)
Other current assets	46	46
Other assets	118	140
Accounts payable and accrued liabilities	(195)	52
Accrued compensation and employee benefits	(430)	(504)
Accrued income taxes	(41)	111
Other liabilities	(253)	(9)
Effect of exchange rate changes	(54)	9

Net cash (used for) generated from operations	(377)	769

Financing cash flows:
Net increase in commercial paper	216	402
Proceeds from issuance of debt	12	66
Other repayments of debt	(499)	(609)
Purchase of treasury shares	—	(522)
Issuance of common stock	210	223
Dividends paid	(180)	(325)

Net cash used for financing activities	(241)	(765)

Investing cash flows:
Capital expenditures	(157)	(168)
Net sales of long-term investments	250	111
Acquisitions	(65)	(216)
Proceeds from sales related to fixed assets and capitalized software	35	5
Other, net	45	6

Net cash provided by (used for) investing activities	108	(262)

Effect of exchange rate changes on cash and cash equivalents	(30)	(8)

Decrease in cash & cash equivalents	(540)	(266)
Cash & cash equivalents at beginning of period	1,396	665

Cash & cash equivalents at end of period	$856	$399

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Nature of Operations

Marsh & McLennan Companies, Inc. (“MMC”), a professional services firm, is organized based on the different services that it offers. Effective January 1, 2005, MMC established a new reportable segment, risk consulting and technology, consisting of Kroll, Inc., which was acquired by MMC in July 2004, and portions of the risk consulting business previously managed by Marsh. Under this organizational structure, MMC now operates in four principal business segments: risk and insurance services, risk consulting and technology, consulting and investment management. Also, effective January 1, 2005, Putnam’s defined contribution administration business was transferred from Putnam (Investment Management) to Mercer Human Resource Consulting (Consulting). In addition, Marsh’s U.S. employee benefits business has been combined with Mercer’s health and benefits business and is now managed by Mercer effective in the second quarter of 2005. The segment data and related disclosures throughout the Notes to MMC’s consolidated financial statements have been amended to reflect these organizational changes.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. Prior to the sale of MMC Capital’s business to Stone Point Capital, LLC (“Stone Point”) on May 31, 2005, the risk and insurance services segment also provided services principally in connection with originating, structuring and managing investments, primarily in the insurance and financial services industries. MMC will not participate in the investment decisions or management of Stone Point or the Trident funds. However, MMC will continue to own investments in the funds managed by Stone Point and directly own investments in certain insurance and financial services entities.

The risk consulting and technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These risk consulting services fall into three main business groups: corporate advisory and restructuring services; consulting services; and technology services.

The consulting segment provides advice and services to the managements of organizations in the areas of Human Resources Consulting, comprising retirement and investment consulting, HR services and investments, health and benefits and human capital; and Specialty Consulting comprising management consulting, organization change, and economic consulting.

The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts.

2.	Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in MMC’s latest Annual Report on Form 10-K and the financial information filed on the Form 8-K dated June 28, 2005, which reflects amended segment classifications that were effective January 1, 2005.

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six-month periods ended June 30, 2005 and 2004. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, in particular with regard to segment reclassifications resulting from changes in MMC’s organizational structure.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include seed shares for funds, direct investments in insurance, consulting or investment management companies and investments in private equity funds.

3.	Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $71 million and $59 million for the six-month periods ended June 30, 2005 and 2004, respectively. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $11.8 billion at June 30, 2005 and $11.2 billion at December 31, 2004, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying Consolidated Balance Sheets.

4.	Per Share Data

Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC’s common stock outstanding. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Equity Partnership Plan and adding back dividend equivalent expense related to common stock equivalents. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares.

The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2005	2004	2005	2004

Net income	$166	$389	$300	$835
Increase for dividend equivalent expense related to common stock equivalents net of potential minority interest associated with the Putnam Class B Common Shares	—	—	—	1

Net income for diluted earnings per share	$166	$389	$300	$836

Basic weighted average common shares outstanding	535	522	533	523
Dilutive effect of potentially issuable common shares	3	12	4	14

Diluted weighted average common shares outstanding	538	534	537	537

Average stock price used to calculate common stock equivalents	$28.79	$44.54	$30.12	$46.09

5.	Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the six-month periods ended June 30, 2005 and 2004.

(In millions of dollars)	2005	2004

Interest paid	$131	$100
Income taxes paid	$118	$166

6.	Comprehensive Income
The components of comprehensive income for the six-month periods ended June 30, 2005 and 2004 are as follows:

(In millions of dollars)	2005	2004

Foreign currency translation adjustments	$(228)	$(6)
Unrealized investment holding gains, net of income taxes	13	7
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	(68)	(36)
Minimum pension liability adjustment	(5)	—
Deferred loss on cash flow hedges, net of income taxes	—	(1)

Other comprehensive loss	(288)	(36)
Net income	300	835

Comprehensive income	$12	$799

7.	Acquisitions and Dispositions

During the first six months of 2005, MMC made four acquisitions, for total purchase consideration of $76 million. The allocation of purchase consideration resulted in acquired goodwill of $60 million as of June 30, 2005. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In May 2005, MMC sold the assets of MMC Capital, its private equity manager, to Stone Point Capital LLC, a company controlled by the former managers of MMC Capital. Stone Point has assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC will not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC continues to own direct investments in insurance and financial services companies, including Ace Ltd., XL Capital Ltd and Axis Capital Holdings Ltd., as well as its investments in the Trident Funds and other funds managed by Stone Point.

In July 2004, MMC acquired Kroll Inc. (“Kroll”), the world’s leading risk mitigation services firm in an all-cash $1.9 billion transaction in which Kroll shareholders received $37 for each outstanding share of Kroll common stock owned. The acquisition of Kroll broadens and deepens the capabilities of MMC’s risk consulting and advisory businesses by adding services which clients need to reduce the impact of an adverse event. It expands MMC’s capacity in several important sectors that complement existing businesses, such as corporate restructuring, business intelligence and investigations, security services, employee screening, and electronic evidence and litigation support. The estimated fair values of assets and liabilities recorded in the financial statements are as follows: net tangible assets of $43 million, identified intangible assets of $336 million, and goodwill of $1.6 billion.

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

8.	Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the six-month period ended June 30, 2005, are as follows:

(In millions of dollars)	2005

Balance as of January 1,	$7,532
Goodwill acquired	60
Transfer to intangible asset (purchase accounting adjustment)	(37)
Other adjustments (primarily foreign exchange)	(82)

Balance as of June 30,	$7,473

Goodwill allocable to each of MMC’s reporting segments is as follows: Risk and Insurance Services $4.0 billion; Risk Consulting & Technology $1.7 billion; Consulting $1.7 billion and Investment Management $125 million.

The goodwill balance at June 30, 2005 and December 31, 2004 includes approximately $120 million of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. MMC has no intangible assets with indefinite lives. The gross cost and accumulated amortization by major intangible asset class is as follows:

	June 30, 2005			December 31, 2004
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In millions of dollars)	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer and marketing related	$672	$167	$505	$630	$122	$508
Future revenue streams related to existing private equity funds	199	117	82	198	108	90

Total amortized intangibles	$871	$284	$587	$828	$230	$598

Aggregate amortization expense for the six months ended June 30, 2005 and June 30, 2004, was $52 million and $20 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years
Ending December 31,	Estimated
(In millions of dollars)	Expense

2005	$100
2006	$87
2007	$75
2008	$66
2009	$57

9.	Stock Benefit Plans

MMC has stock-based benefit plans under which employees are awarded grants of restricted stock, stock options and other forms of awards. As provided under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) MMC has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has provided the required additional pro forma disclosures. MMC intends to adopt SFAS 123(R) “Share Based Payment” effective July 1, 2005.

On March 16, 2005, the Compensation Committee of the MMC Board of Directors approved a stock option award that provides for a performance-based triggering event before a vested option can be exercised. The terms and conditions of this new stock option award provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the trading price of the underlying MMC stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested.

MMC’s shareholders approved a stock option exchange offer at the May 2005 Annual Meeting. Under the offer, employees could exchange certain deeply underwater options for new options with an estimated fair value equal to 90% of the value of options surrendered in exchange, calculated using the Black-Scholes pricing model. Effective July 1, 2005, employees elected to exchange 42 million options for 16 million new options. The exchange resulted in the retirement of 26 million options.

Pro Forma Information: In accordance with the intrinsic value method allowed by APB 25, no compensation cost has been recognized in the Consolidated Statements of Income for MMC’s stock option awards and stock purchase plans and the stock options awarded under the Putnam Investments Equity Partnership Plan. In addition, no compensation cost has been recognized in the Consolidated Statements of Income for MMC’s performance-based stock option awards as the quoted market price of MMC’s common stock at June 30, 2005 was less than the exercise price of such options. If compensation cost for MMC’s stock-based compensation plans had been determined consistent with the fair value method prescribed by SFAS No. 123, MMC’s net income and net income per share for the three and six-month periods ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income:
As reported	$166	$389	$300	$835
Adjustment for fair value method, net of tax	(40)	(35)	(69)	(84)

Pro forma net income	$126	$354	$231	$751

Net Income Per Share:
Basic:
As reported	$.31	$.75	$.56	$1.60
Pro forma	$.23	$.68	$.43	$1.44
Diluted:
As reported	$.31	$.73	$.56	$1.56
Pro forma	$.23	$.66	$.43	$1.40

The pro forma information reflected above includes stock options issued under MMC incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC stock purchase plans. The pro forma information reflected above does not give effect to the option exchange described above. MMC stock purchase plans allow eligible employees to purchase MMC shares at a price that is 85% of the average market price on each quarterly purchase date. The stock purchase plans represent approximately 12% of the adjustment from applying the fair value method in 2005 and 20% in 2004.

The pro forma amounts reflected in the above table recognize the costs of employee stock option awards granted to retirement eligible individuals over the full vesting period of the award. Upon adoption of SFAS 123 (R), MMC will amortize new option grants to such retirement eligible individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If the pro forma amounts indicated above had been recognized for these individuals under this accelerated method, pro forma net income for the three and six months ended June 30, 2005 would have amounted to $129 million and $228 million, respectively, and pro forma net income for the three and six months ended June 30, 2004 would have amounted to $358 million and $757 million, respectively.

The majority of option grants under the stock benefit plans are made in the first quarter of each year. MMC granted 16.2 million and 9.1 million options in the six month periods ended June 30, 2005 and 2004, respectively. A total of 9.3 million options were granted in the year ended December 31, 2004.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model, except for performance options which require the use of a binomial model. The weighted average assumptions used in the valuation models are evaluated and revised, as necessary, to reflect market conditions and experience. Costs for the employee stock purchase plan are based on the value of the discount.

10.	Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and international law.

The target asset allocation for the U.S. Plans is 70% equities and 30% fixed income, and for the U.K. plans, which comprise approximately 85% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 73% to equities and 27% to fixed income, and for the U.K. plans was 58% to equities and 42% to fixed income.

Neither the U.S. nor the U.K. plan held any MMC securities.

The components of the net periodic benefit cost (income) for defined benefit and other postretirement plans are as follows:
Combined U.S. and significant non-U.S. Plans

For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$61	$59	$3	$2
Interest cost	119	105	6	6
Expected return on plan assets	(161)	(152)	—	—
Amortization of prior service credit	(10)	(9)	—	—
Amortization of transition asset	—	(1)	—	—
Recognized actuarial loss	45	25	1	1

Net Periodic Benefit Cost	$54	$27	$10	$9

Settlement loss	—	—	—	—
Special termination benefits	1	—	—	—

Total Expense	$55	$27	$10	$9

Combined U.S. and significant non-U.S. Plans

For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$126	$116	$6	$6
Interest cost	239	210	12	10
Expected return on plan assets	(324)	(308)	—	—
Amortization of prior service credit	(19)	(19)	(1)	(1)
Amortization of transition asset	—	(2)	—	—
Recognized actuarial loss	90	45	2	3

Net Periodic Benefit Cost	$112	$42	$19	$18

Settlement loss	1	1	—	—
Special termination benefits	4	1	—	—

Total Expense	$117	$44	$19	$18

U.S. Plans only

For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$22	$21	$3	$2
Interest cost	44	42	5	5
Expected return on plan assets	(58)	(57)	—	—
Amortization of prior service credit	(10)	(9)	—	—
Amortization of transition asset	—	(1)	—	—
Recognized actuarial loss	20	14	1	1

Net Periodic Benefit Cost	$18	$10	$9	$8

U.S. Plans only

For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$45	$39	$6	$5
Interest cost	88	82	10	9
Expected return on plan assets	(116)	(115)	—	—
Amortization of prior service credit	(19)	(19)	(1)	(1)
Amortization of transition asset	—	(2)	—	—
Recognized actuarial loss	39	23	2	3

Net Periodic Benefit Cost	$37	$8	$17	$16

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) became law. The net periodic benefit cost for 2005 shown above includes the subsidy, which did not have a material impact.
Significant non-U.S. Plans only

For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$39	$38	$—	$—
Interest cost	75	63	1	1
Expected return on plan assets	(103)	(95)	—	—
Recognized actuarial loss	25	11	—	—

Net periodic benefit cost	$36	$17	$1	$1

Settlement loss	—	—	—	—
Special termination benefits	1	—	—	—

Total Expense	$37	$17	$1	$1

Significant non-U.S. Plans only

For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$81	$77	$—	$1
Interest cost	151	128	2	1
Expected return on plan assets	(208)	(193)	—	—
Recognized actuarial loss	51	22	—	—

Net periodic benefit cost	$75	$34	$2	$2

Settlement loss	1	1	—	—
Special termination benefits	4	1	—	—

Total Expense	$80	$36	$2	$2

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:
Combined U.S. and significant non-U.S. Plans

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted average assumptions:
Expected return on plan assets	8.4%	8.5%	—	—
Discount rate	5.5%	5.8%	5.9%	6.3%
Rate of compensation increase	3.6%	3.7%	—	—

11.	Debt

MMC’s outstanding debt is as follows:

	June 30,	December 31,
(In millions of dollars)	2005	2004

Short-term:
Commercial paper	$345	$129
Revolving credit facility	15	434
Bank loans	—	3
Current portion of long-term debt	4	70

	$364	$636

Long-term:
Term loan — 2 year floating rate note due 2006 (4.1875% at June 30, 2005)	$1,300	$1,300
Senior notes — 7.125% due 2009	399	399
Senior notes — 5.375% due 2007 (4.0% effective interest rate)	511	514
Senior notes — 6.25% due 2012 (5.1% effective interest rate)	265	266
Senior notes — 3.625% due 2008	249	249
Senior notes — 4.850% due 2013	249	249
Senior notes — 5.875% due 2033	295	295
Senior notes — 5.375% due 2014	646	646
Senior notes — 3 year floating rate note due 2007 (3.28% at June 30, 2005)	499	499
Mortgage — 9.8% due 2009	200	200
Notes payable — 8.62% due 2005	—	65
Notes payable — 7.68% due 2006	61	61
Other	19	18

	4,693	4,761
Less current portion	4	70

	$4,689	$4,691

The weighted average interest rates on MMC’s outstanding short-term debt at June 30, 2005 and December 31, 2004 are 3.5% and 3.0%, respectively.

In December 2004, MMC completed financing with respect to a $1.3 billion Term Loan Facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007 and $700 million revolving credit facility which expires in June 2009. The Term Loan Facility will mature on December 31, 2006 and replaces revolving credit facilities of $700 million and $355 million, which were due to expire in 2005. The proceeds from the Term Loan Facility were used to pay down the outstanding balances on revolving credit facilities. The interest rates on these facilities vary based upon the level of usage of the facility and MMC’s credit ratings. Each of these facilities requires MMC to maintain certain coverage and leverage ratios on the last day of the measurement period specified in the contract and the guarantors identified in the contract must meet certain guaranty minimum coverage percentages. There are no amounts outstanding under the revolving credit facilities at June 30, 2005.

In July 2004, MMC purchased Kroll, Inc. in an all-cash transaction totaling approximately $1.9 billion. The purchase was initially funded with commercial paper borrowings. To support these borrowings, MMC negotiated a new $1.5 billion, one-year revolving credit facility. Following the acquisition, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay a portion of MMC’s commercial paper borrowings. Under the terms of the agreement of the above-mentioned credit facility, the amount of the facility was reduced by the proceeds from the issuance of the Senior Notes and Floating Rate Notes of approximately $1.15 billion. The available revolving credit facility totaled $355 million after the issuance of these notes and in December 2004 was replaced by the Term Loan Facility.

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

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with this plan, MMC incurred restructuring charges of $195 million in the six months ended June 30, 2005 of which $141 million was recorded in risk and insurance services and $54 million was recorded in corporate. The amounts incurred and paid in 2005 and the liability as of June 30, 2005 are as follows:

	Accrued	Utilized	Remaining
	in	in	Liability at
(In millions of dollars)	2005	2005	6/30/05

Severance and benefits	$138	$(35)	$103
Future rent on non-cancelable leases	55	17 (a)	72
Other exit costs	2	9 (b)	11

	$195	$(9)	$186

(a)	Includes approximately $25 million of payments received under execution of lease that was included as part of the net cash flows in the calculation of the liability.

(b)	Includes approximately $11 million of payments received on the disposal of small commercial accounts and other dispositions.
Costs of approximately $148 million related to the 2005 restructuring are expected to be incurred after June 30, 2005. The expenses associated with these initiatives are included in Other operating expenses in the Consolidated Statements of Income. Liabilities associated with these initiatives are classified on the Consolidated Balance Sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the item.
2004 Plan
In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2004 Plan”). In connection with this plan, MMC incurred restructuring charges of $337 million in the year ended December 31, 2004 and $3 million in 2005. The breakdown by segment was $231 million, $62 million, and $26 million in risk and insurance services, consulting and investment management, respectively. An additional $18 million of restructuring expense was recorded in corporate. Utilization of the 2004 charges is summarized as follows:

				Additions/
		Utilized	Utilized	Changes in	Remaining
	Accrued in	in	in	Estimates	Liability at
(In millions of dollars)	2004	2004	2005	2005	6/30/05

Severance and benefits	$273	$(48)	$(149)	$1	$77
Future rent on non-cancelable leases	28	(1)	(6)	(2)	19
Lease termination costs	18	—	—	—	18
Other exit costs	18	(10)	(8)	4	4

	$337	$(59)	$(163)	$3	$118

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

MMC and Marsh Inc. Related Matters

New York State Attorney General Investigation and Related Litigation and Regulatory Matters
New York State Attorney General Investigation and Lawsuit
In or about April 2004, the Office of the New York State Attorney General (“NYAG”) commenced an investigation into broker compensation arrangements generally and compensation under placement or market service agreements specifically. NYAG issued a subpoena to MMC on April 7, 2004 and followed with additional subpoenas in the summer and fall of 2004.
On October 14, 2004, NYAG filed a civil complaint in New York State court (the “NYAG Lawsuit”) against MMC and Marsh Inc. (collectively “Marsh”) asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud. The complaint alleged that market service agreements between Marsh and various insurance companies (the “Agreements”), created an improper incentive for Marsh to steer business to such insurance companies and to shield them from competition. The complaint further alleged that these Agreements were not adequately disclosed to Marsh’s clients or to Marsh’s investors. In addition, the complaint alleged that Marsh engaged in bid-rigging and solicited fraudulent bids to create the appearance of competitive bidding. The complaint sought relief that included an injunction prohibiting Marsh from engaging in the alleged wrongful conduct, disgorgement of all profits related to such conduct, restitution and unspecified damages, attorneys’ fees, and punitive damages.
On October 21, 2004, the New York State Insurance Department (the “NYSID”) issued a citation, amended on October 24, 2004 (the “Amended Citation”), that ordered MMC and a number of its subsidiaries and affiliates that hold New York insurance licenses to appear at a hearing and show cause why regulatory action should not be taken against them. The amended citation charged the respondents with the use of fraudulent, coercive and dishonest practices; violations of Section 340 of the New York General Business Law relating to contracts or agreements for monopoly or in restraint of trade; and violations of the New York Insurance Law that resulted from unfair methods of competition and unfair or deceptive acts or practices. The Amended Citation contemplated a number of potential actions the NYSID could take, including the revocation of licenses held by the respondents.
On October 25, 2004, NYAG announced that it would not bring criminal charges against Marsh.
On January 30, 2005, MMC and Marsh entered into an agreement (the “Settlement Agreement”) with NYAG and the NYSID to settle the NYAG Lawsuit and the Amended Citation.
Pursuant to the Settlement Agreement, Marsh will establish a fund of $850 million (the “Fund”), payable over four years, for Marsh policyholder clients. A copy of the Settlement Agreement was previously disclosed as an exhibit to MMC’s Current Report on Form 8-K dated January 31, 2005. As a general matter, U.S. policyholder clients who retained Marsh to place insurance between 2001 and 2004 that resulted in Marsh receiving market service revenue will be eligible to receive a pro rata distribution. No showing of fault, harm or wrongdoing is required in order to receive a distribution. No portion of the Fund represents a fine or penalty against Marsh and no portion of the Fund will revert to Marsh. Clients who voluntarily elect to participate in the Fund will tender a release relating to the matters alleged in the NYAG Lawsuit or the Amended Citation, except for claims which are based upon, arise out of or relate to the purchase or sale of Marsh securities. The Settlement Agreement further provides that Marsh will not seek or accept indemnification pursuant to any insurance policy for amounts payable pursuant to the Settlement Agreement.
In 2004, MMC recorded a charge of $850 million for the amount to be paid into the Fund in accordance with the Settlement Agreement. In addition, in the fourth quarter of 2004 and the first quarter of 2005, MMC recorded charges totaling $16 million for the expected cost to calculate and administer payments out of the Fund.
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

e.	Prior to the binding of an insurance policy, Marsh will disclose to clients all quotes and indications sought or received from insurers, including the compensation to be received by Marsh in connection with each quote. Marsh also will disclose to clients at year-end Marsh’s compensation in connection with the client’s policy; and

f.	Marsh will implement company-wide written standards of conduct relating to compensation and will train relevant employees in a number of subject matters, including business ethics, professional obligations, conflicts of interest, anti-trust and trade practices compliance, and record keeping.
The MMC Board of Directors has established a committee of the Board to monitor compliance with the standards of conduct regarding compensation from insurers. The committee will make quarterly reports to the Board of the results of its monitoring activity for a period of five years.
The Settlement Agreement further provides that Marsh reserves the right to request that NYAG and the NYSID modify the Settlement Agreement if compliance with any portion thereof proves impracticable. On April 28, 2005, the parties entered into Amendment No. 1 to the Settlement Agreement, which modifies the scope of the application of the business reforms provisions with respect to MMC operations outside the United States. This amendment was included as an exhibit to MMC’s Quarterly Report on Form 10-Q dated March 31, 2005. On or about May 20, 2005, Marsh distributed notices to eligible policyholders entitled to receive a distribution of at least $10 from the settlement fund.
Though Mercer Inc. (“Mercer”) was not a defendant in the NYAG Lawsuit, U.S. policyholder clients that retained Mercer to place, renew, consult on or service insurance between 2001 and 2004 that related to Mercer receiving contingent commissions or overrides are eligible to participate in the Fund.
The Settlement Agreement does not resolve any investigation, proceeding or action commenced by NYAG or NYSID against any former or current employees of Marsh. As part of the Settlement Agreement, Marsh apologized for the improper conduct of certain employees. Marsh also agreed to continue to cooperate with NYAG and NYSID in connection with their ongoing investigations of the insurance industry, and in any related proceedings or actions. Since the filing of the NYAG Lawsuit, eight former Marsh employees have pled guilty to criminal charges relating to the matters under investigation. NYAG has publicly stated that additional charges and/or guilty pleas involving Marsh personnel and others are highly likely.
Related Litigations
As of August 3, 2005, numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and its current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:
•	Approximately twenty-one putative class actions purportedly brought on behalf of policyholders are now pending in various federal courts. On February 17, 2005, the Judicial Panel on Multidistrict Litigation transferred a number of these federal cases to the District of New Jersey for coordination or consolidated pretrial proceedings (the “MDL Cases”) and a number of additional cases have since been transferred to that court. It is expected that nearly all federal putative class actions by policyholders either now pending or filed hereafter will be transferred there as well. On August 1, 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders), which as against MMC include statutory claims for violations of the Racketeering Influenced and Corrupt Organizations Act, federal and state antitrust laws, state unfair business practice laws, and common law claims for, among other things, breach of fiduciary duty, breach of duty of loyalty, and unjust enrichment. The complaints seek a variety of remedies including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification.

Six class or representative actions on behalf of policyholders are pending in state courts. Two putative class actions are pending in Canada. There are also several actions brought by individual policyholders and others and additional suits may be filed.

•	On January 21, 2005, the State of Connecticut commenced a lawsuit against Marsh challenging Marsh’s conduct in connection with the placement of a loss portfolio transfer of workers’ compensation claims for the State of Connecticut’s Department of Administrative Services. The complaint alleges that Marsh violated Connecticut’s Unfair Trade Practices Act by, among other things, failing to disclose a $50,000 payment Marsh received from the insurer in connection with the transfer. The complaint seeks remedies that include an accounting, actual and punitive damages, and the costs of investigation and conduct of the lawsuit. The State of Connecticut may amend its civil complaint against Marsh.

•	Four purported class actions on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. On January 26, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. On April 19, 2005, the co-lead plaintiffs filed a lengthy consolidated complaint. The consolidated complaint names MMC, Marsh, Inc., MMC’s independent registered public accounting firm and twenty present and former directors and officers of MMC and certain affiliates, as defendants. The purported class period in the consolidated complaint extends from October 14, 1999 to October 13, 2004.

The consolidated complaint alleges, among other things, that MMC inflated its earnings during the class period by engaging in unsustainable business practices based on contingent commissions. The consolidated complaint further alleges, among other things, that defendants deceived the investing public regarding MMC’s business, operations, management, and the intrinsic value of MMC’s stock, and caused the plaintiffs and other members of the purported class to purchase MMC’s securities at artificially inflated prices. The consolidated complaint further alleges that MMC failed to disclose that the revenue derived from MSA agreements with insurers was part of an unlawful scheme, which could not be sustained and which exposed the Company to significant regulatory sanctions, and that MMC failed to disclose certain alleged anti-competitive and illegal practices, such as “bid rigging” and soliciting fictitious quotes, at MMC’s subsidiaries. The consolidated complaint further alleges that MMC’s revenues and earnings would have been significantly lower had MMC’s subsidiaries not engaged in these allegedly unlawful business practices, and that MMC’s earnings were allegedly overstated because MMC failed to establish a reserve for contingent losses associated with its allegedly improper activities. The consolidated complaint further alleges that MMC misled its clients and the investing public concerning, among other things, its business ethics, its loyalty to its clients’ interests, the magnitude of its contingent commissions, and the nature of any services provided to insurers in exchange for contingent commissions. The consolidated complaint includes, among other things, factual allegations similar to those asserted in the NYAG Lawsuit. It also includes, among other things, factual allegations concerning alleged misconduct at Mercer and Putnam and alleged conflicts of interests associated with MMC Capital. The consolidated complaint includes claims for violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933, based on the company’s allegedly false or incomplete disclosures. In addition, the consolidated complaint includes claims for common law fraud and deceit, negligent misrepresentation, and violations of state securities laws, which are being asserted on behalf of a subclass of municipal and state pension funds. The consolidated complaint seeks unspecified compensatory damages and attorneys’ fees. Following the announcement of the NYAG Lawsuit and related actions taken by the Company, the MMC stock price dropped from approximately $45 per share to a low of approximately $22.75 per share.

•	Fourteen shareholder derivative actions have been filed against MMC’s current and former directors and officers in the Court of Chancery of the State of Delaware, the United States District Court for the Southern District of New York and the New York Supreme Court for New York County. These actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. Three of the shareholder derivative actions filed in the Southern District of New York have been voluntarily dismissed. The remaining five actions pending in the Southern District of New York have been consolidated under the caption In re Marsh & McLennan Derivative Litigation, No. 04-Civ.-8516 (RMB) (the “Federal Derivative Action”). The five actions pending in the Court of Chancery have been consolidated under the caption In re Marsh & McLennan Derivative Litigation, C.A No. 753 (the “Delaware Derivative Action”). On April 4, 2005, the plaintiffs in the Delaware Derivative Action filed an amended and consolidated complaint that named American International Group, Inc. (“AIG”), Maurice R. Greenberg, and ACE Limited as additional defendants. The derivative action pending in the New York Supreme Court has been stayed pending resolution of the Federal Derivative Action. MMC has also received six demand letters from stockholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands are under consideration by the MMC Board of Directors.

•	Twenty purported class actions alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) have been filed in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of the Marsh & McLennan Companies Stock Investment Plan (the “Plan”). On February 9, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and lead counsel to represent the purported class. Plaintiffs filed the Consolidated Class Action Complaint on June 15, 2005, naming MMC and various current and former employees, officers and directors as defendants. The Consolidated Complaint alleges, among other things that, in view of the purportedly fraudulent bids and the receipt of contingent commissions pursuant to the Agreements, the defendants knew or should have known that the investment of the Plan’s assets in MMC stock was imprudent. The Consolidated Complaint also asserts that certain defendants failed to provide the Plan’s participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The Consolidated Complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The Consolidated Complaint alleges that during the purported class period, which extends from July 1, 2000 until January 31, 2005, MMC stock fell from $52.22 to $32.50.

•	On February 23, 2005, the plaintiffs in a shareholders derivative suit pending in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. (“AIG”) filed a consolidated complaint that named MMC, Marsh, Inc., Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Defendants”) and Jeffrey W. Greenberg as additional defendants. This action alleges, among other things, that the MMC Defendants and Greenberg aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid rigging and kickback schemes. The consolidated complaint also asserts a claim for unjust enrichment against the MMC Defendants. The consolidated complaint asserts that the MMC Defendants and Greenberg are liable to AIG for damages arising from allegedly aiding and abetting the AIG directors and officers’ breaches of their fiduciary duties, and also seeks the return of all contingent commission payments made by AIG to the MMC Defendants. In addition, on May 6, 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint that names MMC and Jeffrey W. Greenberg as additional defendants and asserts claims against MMC and Greenberg for allegedly aiding and abetting breaches of fiduciary duties by AIG’s directors and officers and for unjust enrichment. On July 18, 2005, the plaintiffs in the AIG Federal Suit filed an amended shareholder derivative complaint containing substantially identical allegations against MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and Jeffrey Greenberg.

•	On May 13, 2005, the plaintiffs in a purported securities fraud class action suit pending in the United States District Court for the Southern District of New York against Axis Capital Holdings Limited (“Axis”), and certain of its officers, filed a consolidated complaint that named MMC, among others, as an additional defendant. MMC was served with process in this suit on June 6, 2005. This purported class action is on behalf of all persons and entities that purchased or acquired Axis’s publicly traded common stock during a purported class period from August 6, 2003 to October 14, 2004. The complaint alleges violations of federal securities laws in connection with defendants’ alleged failure to disclose alleged improper business practices concerning incentive commission payments by Axis to (among others) Marsh Inc. With regard to MMC, the complaint also alleges that various entities and partnerships managed by or associated with MMC Capital Inc. sold Axis common stock to members of the purported class knowing of the alleged inflated valuation of such stock, and seeks damages for alleged violations of federal securities laws.

Related Regulatory Matters

•	Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. As of August 3, 2005, offices of attorneys general in 21 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 31 jurisdictions. MMC and its subsidiaries are cooperating with these requests from regulators. It is possible that MMC or its subsidiaries could face administrative proceedings or other regulatory actions, fines or penalties, including, without limitation, actions to revoke or suspend their insurance broking licenses.

•	In Australia, the Australian Securities and Investments Commission (ASIC) requested information and documents from insurers and brokers, including Marsh, as part of an examination of brokers’ remuneration practices. ASIC released its report on insurance broker remuneration arrangements on June 30, 2005. The report concluded that ASIC did not find evidence of systemic misconduct, but it did identify deficiencies in certain Australian brokers' management of conflicts of interest and disclosure of remuneration. The report did not identify any brokers by name, but indicated ASIC will be in contact with individual entities to seek to remedy any potential breaches identified. Subject to satisfactory resolution of such breaches, ASIC said it is unlikely any enforcement action would be required. Marsh has not been contacted further by ASIC and has had no indication from the regulator of deficiencies in its practices and procedures in this area.
Putnam-Related Matters
Regulatory Matters

•	On November 13, 2003, the Securities and Exchange Commission (the “SEC”) issued an order accepting Putnam’s offer of settlement with respect to excessive short-term trading by certain Putnam employees in shares of the Putnam mutual funds. The SEC’s order contained findings of fact, which Putnam neither admitted nor denied, that Putnam had violated the Investment Advisers Act of 1940 and the Investment Company Act of 1940. The order included a final censure, remedial undertakings, and a requirement that Putnam cease and desist from engaging in certain practices. The SEC found that certain former Putnam investment management employees had engaged in excessive short-term trading of Putnam mutual funds in their personal accounts and that Putnam had failed (a) to disclose this trading activity to the Putnam mutual funds’ Trustees or shareholders, (b) to take adequate steps to detect and deter such trading activity and (c) to adequately supervise these former employees. Under the terms of the order, Putnam agreed to a number of remedial compliance actions and agreed that an independent assessment consultant would be engaged to determine the amount of restitution that Putnam would be required to pay in order to make mutual fund investors whole for losses attributable to such excessive short-term trading. On April 8, 2004, the SEC issued a supplemental order pursuant to which Putnam was required to pay $5 million in restitution and a civil monetary penalty of $50 million. The supplemental order also provided that if the amount of restitution calculated by the independent assessment consultant under the SEC order exceeded $10 million, Putnam would be responsible for paying the excess.

On April 8, 2004, the Commonwealth of Massachusetts (the “Massachusetts Securities Division”) entered a Consent Order in final settlement of charges filed against Putnam and two of its employees alleging violations of the state’s securities law anti-fraud provisions. The

Consent Order included a cease and desist order and required Putnam to pay $5 million in restitution and an administrative fine of $50 million. The Consent Order provided for an independent assessment consultant to be engaged to calculate the appropriate amount of restitution to shareholders, and that if the amount of restitution calculated by the independent assessment consultant under the Massachusetts order exceeded $15 million, Putnam would be responsible for paying the excess.

On March 3, 2005, the independent assessment consultant issued his assessment reports under the SEC and the Massachusetts orders. He concluded that $108.5 million was the total amount of restitution payable by Putnam to fund shareholders. Putnam will pay $25 million of this amount from the amounts previously made available for restitution under the SEC and Massachusetts orders, and recorded a charge for the additional $83.5 million in the 4th quarter of 2004. In addition to the $108.5 million in restitution, Putnam fund shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC. The independent assessment consultant appointed under the SEC and Massachusetts Orders was also appointed as the independent distribution consultant under both Orders, and is developing a plan that will provide for the distribution of these restitution amounts to Putnam fund shareholders. Putnam will incur additional costs in connection with implementing the distribution plan.

In a separate action, the SEC is seeking an injunction against two of the former investment management employees referenced above.

In late 2003 and continuing through the Spring of 2005, Putnam received document subpoenas and/or requests for information from the United States Attorney for the District of Massachusetts, the National Association of Securities Dealers, the U.S. Department of Labor (the “Department of Labor”), the Florida Department of Financial Services, the Offices of the Secretary of State and the State Auditor for the State of West Virginia, the Connecticut Department of Banking, and certain other state regulatory and enforcement authorities inquiring into, among other things, the matters that were the subject of the proceedings by the SEC and the Massachusetts Securities Division as described above.

•	In the Spring of 2004, Putnam received document requests and subpoenas from the Massachusetts Securities Division, the Office of the New York State Attorney General, the SEC, and the Department of Labor relating to plan expense reimbursement agreements between Putnam and certain multi-employer deferred compensation plans that are Putnam clients, and also relating to Putnam’s relationships with consultants retained by multi-employer deferred compensation plans. At that time, the Massachusetts Securities Division took testimony from a number of Putnam employees relating to these matters.

•	The Enforcement Staff of the SEC’s Boston Office is investigating certain matters that arose in the defined contribution plan administration business formerly conducted by Putnam Fiduciary Trust Company (“PFTC”). Putnam also has received requests for information about certain of these matters from the Massachusetts Securities Division, the Department of Labor and the Federal Deposit Insurance Corporation (the “FDIC”). One of the matters relates to the manner in which certain operational errors were corrected in connection with a January 2001 transfer and investment of assets on behalf of a 401(k) defined contribution plan. The manner in which these errors were corrected affected the plan and five of the Putnam mutual funds in which certain plan assets were invested. Putnam has made restitution to the plan and the affected funds. Putnam also has made a number of personnel changes, including replacing senior managers, and has implemented changes in procedures. A second matter relates to the source and use of funds paid to a third-party vendor by PFTC in exchange for information consulting services. Putnam has re-processed the payment of these consulting expenses in accordance with Putnam’s corporate expense payment procedures.

On or about September 9, 2004, the SEC issued a Formal Order directing an investigation into the two matters described above and designating officers to take testimony in furtherance of this investigation. In addition, on or about September 29, 2004, the Examination Staff of the SEC’s Boston District Office communicated to Putnam and to the Board of Trustees of the Putnam mutual funds the Examination Staff’s belief that Putnam and certain of its employees may have violated certain provisions of federal law in connection with these two matters. The Examination Staff has requested that Putnam provide additional information regarding these matters and a description of the steps Putnam has taken or intends to take with respect to these matters, and Putnam has undertaken to do so in connection with the Enforcement Staff’s ongoing investigation. It is possible that the Enforcement Staff may take enforcement action with respect to these matters.

During the course of the SEC’s investigation of these matters, issues have arisen relating to the calculation of certain amounts paid by the Putnam mutual funds in previous years. The previous payments were cost reimbursements by the Putnam mutual funds to Putnam for transfer agent services relating to defined contribution operations. These issues are being reviewed by Putnam and the Trustees of the Putnam mutual funds, and, pending the completion of this review, Putnam has recorded a charge of $30 million for the estimated cost that it believes will be necessary to address these issues. Putnam has briefed the SEC and the FDIC on these matters.

•	On October 6, 2004 the Department of Labor indicated its preliminary belief that Putnam may have violated certain provisions of ERISA related to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam mutual funds that pay 12b-1 fees. Putnam has made a written submission to the Department of Labor addressing these issues. Putnam has also responded to requests for information from the Department of Labor regarding PFTC’s treatment of gains generated by transaction processing errors made by PFTC in connection with its administration of defined contribution plans. New procedures for handling such gains have been implemented and Putnam has made restitution to certain plans pursuant to a methodology that has been disclosed to the Department of Labor. The amount of this restitution was substantially covered by the reserves set aside in prior periods.

•	Since December 2003, Putnam has received various requests for information from the Department of Labor regarding the Putnam Profit Sharing Retirement Plan, including requests for information relating to (i) Plan governance, (ii) Plan investments, including investments in MMC stock, (iii) the purported ERISA class actions relating to MMC’s receipt of contingent commissions and other matters, which are discussed above, (iv) the market timing-related “ERISA Actions,” which are discussed below; and (v) the suspensions of trading in MMC stock imposed by Putnam on its employees in October and November 2004.

•	Commencing on March 5, 2002, PFTC received a number of document requests, subpoenas for the production of documents or testimony and requests for interviews from the Department of Labor relating to PFTC’s role as the directed trustee of certain Global Crossing retirement accounts.

•	The Fort Worth office of the SEC has stated that it does not believe that the previous structure of the Putnam Research Fund’s investment management fee, which included a performance component in addition to a base fee, fully complied with SEC regulations concerning performance fees. Putnam is currently engaged in discussions with the enforcement staff of the SEC’s Fort Worth office regarding, among other things, adjustments to the fee structure. Retroactive application of such adjustments over the period since April 1, 1997 (the period during which the performance fee has been in effect) would result in a reduction in aggregate management fees for that period. In the fourth quarter of 2004 Putnam recorded a reserve of approximately $2 million for this matter.

•	Starting in May 2004, Putnam received and responded to requests for information from the Washington staff of the SEC’s Office of Compliance Inspections and Examinations as part of an SEC sweep concerning closed-end fund distributions. In April and July, 2005, Putnam received follow-up requests from the Division of Enforcement concerning the same subject matter and Putnam is currently responding.

•	Starting in January 2004, the NASD has made several requests for information relating to reimbursement of expenses to participants at certain sales meetings. Putnam has fully responded to these requests and is cooperating with the NASD’s investigation.
Putnam is fully cooperating with the regulatory authorities in connection with these matters.
“Market-Timing” Related Litigation
As of August 3, 2005, MMC and Putnam had received complaints in over 70 civil actions based on allegations of “market-timing” and in some cases “late trading” activities. These actions were filed in courts in various states. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints on September 29, 2004. MMC and Putnam have moved to dismiss the various complaints pending in federal court in Maryland, which are described below:
•	MMC and Putnam, along with certain of their former officers and directors, have been named in a consolidated amended class action complaint (the “MMC Class Action”) purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the “Class Period”). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam family of funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants’ purportedly misleading statements or omissions, MMC’s stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief.

•	MMC and Putnam have also been named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam Funds, and in another consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam Funds. These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late-trading activity that allegedly occurred in certain Putnam Funds. The derivative suit seeks additional relief, including termination of the investment advisory contracts between Putnam and the funds, cancellation of the funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the funds over a certain period of time. In addition to MMC and Putnam, various Putnam affiliates, certain trustees of Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in Putnam Funds are named as defendants. The complaints allege violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Sections 36(a) and (b), 47 and 48(a) of the Investment Company Act of 1940, and Sections 206 and 215 of the Investment Advisers Act, as well as state law claims for breach of fiduciary duty, breach of contract, unjust enrichment and civil conspiracy. Putnam has also been named as a defendant in its capacity as a sub-advisor to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

•	A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant (the “MMC Derivative Action”). The MMC Derivative Action generally alleges that the members of MMC’s Board of Directors violated the fiduciary duties they owed to MMC and its shareholders as a result of a failure of oversight of market-timing in Putnam mutual funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants’ fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief. MMC has also received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on allegations of market timing in the Putnam Funds. The first letter asked to have the Board of Trustees of the Putnam Funds, as well as the MMC Board, take action to remedy those alleged breaches of fiduciary duty. The second letter demanded that the Company commence legal proceedings against the MMC directors, the senior management of Putnam, the Putnam Trustees and MMC’s auditor to remedy those alleged breaches of fiduciary duty.

•	MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the “ERISA Actions”). The ERISA Actions, which have been brought by participants in MMC’s Stock Investment Plan and Putnam’s Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans’ funds in MMC stock and Putnam’s mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA actions seek unspecified damages, as well as equitable relief including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans.
Putnam has agreed to indemnify the Putnam Funds for any liabilities arising from market-timing activities, including those that could arise in the above securities litigations, and MMC has agreed to guarantee Putnam’s obligations in that regard.
Other Putnam Litigation
•	Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by the nine mutual funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the advisory and distribution fees paid to defendants by those funds beginning one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. On August 13, 2004, defendants filed a motion to dismiss the complaint for failure to state a claim for relief, which, by order dated March 28, 2005, the Court granted in part and denied in part. Plaintiffs served an amended complaint on April 4, 2005.

•	Putnam has also been notified by certain former institutional clients that they are considering possible claims relating to certain alleged disclosure failures, misrepresentations and purported breaches of investment management agreements. Putnam believes these claims are without merit, and is engaged in a process to seek third party resolution of certain of these claims.

•	Putnam may be subject to employment-related claims by former employees who left Putnam in connection with various regulatory inquiries, including claims relating to deferred compensation. A former Putnam senior executive has notified Putnam of his intention to initiate an arbitration proceeding against Putnam arising from the circumstances of his separation from Putnam. To date, no such action has been commenced.

•	Commencing on July 9, 2004, PFTC, as well as Cardinal Health and a number of other Cardinal-related fiduciaries, were named as defendants in a litigation pending in the United States District Court for the Southern District of Ohio relating to the allegedly imprudent investment of retirement plan assets in Cardinal stock in the Cardinal Health Profit Sharing, Retirement and Savings Plan and its predecessor plans. PFTC was a directed trustee of this plan. Plan participants have sued, alleging that plan assets were imprudently invested in Cardinal stock when the market price of Cardinal stock was artificially inflated and the plan fiduciaries failed to disclose material information necessary for participants to make informed decisions concerning investments in such stock. A consolidated and amended complaint was filed April 29, 2005.

•	A number of Putnam mutual funds have been named as defendants in a purported class action brought on behalf of certain holders of the funds’ Class B shares who either (i) held such shares and were subject to certain contingent deferred sales charges (“CDSC’s”) as of October 28, 2003, or (ii) were assessed a CDSC for redeeming such shares on or after October 28, 2003. Plaintiff alleges that Putnam engaged in misconduct constituting a breach of contract and breach of the covenant of good faith and fair dealing with purported class members by allowing market timing. Plaintiff seeks, among other things, actual damages or statutory damages of $25 for each class member (whichever is greater) and relief from paying a CDSC for redeeming Class B shares.
Other Governmental Inquiries Relating to MMC and its Subsidiaries
On June 13, 2005, the European Commission announced its intention to commence an investigation (a so-called sector inquiry) into competition in the financial services sector. In announcing the investigation, the Commission stated, among other things: “The Commission is concerned that in some areas of business insurance (the provision of insurance products and services to businesses) competition may not be functioning as well as it could... . Insurance and reinsurance intermediation will also be part of the inquiry.”
On May 19, 2005, the SEC issued a subpoena to MMC relating to certain loss mitigation insurance and reinsurance products. The SEC had previously issued a subpoena to MMC in early 2003 relating to loss mitigation products. MMC and its subsidiaries have received similar inquiries from regulators and other authorities in several states. On April 18, 2005, the Office of Insurance Regulation in the State of Florida issued a subpoena to Guy Carpenter & Company, Inc. concerning certain reinsurance products. On May 4, 2005, the Office of Insurance and Safety Fire Commissioner in the State of Georgia issued a subpoena to MMC that requested, among other things, information relating to finite insurance placements. On May 23, 2005, the Office of the Attorney General in the State of Connecticut issued a subpoena to MMC concerning finite insurance. MMC and its subsidiaries are cooperating with these and other informal inquiries.
Separately, the SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. On March 22, 2005, Mercer Investment Consulting, Inc. (Mercer IC) received a letter from the SEC outlining its findings and requesting that Mercer IC improve certain disclosures and procedures. On April 22, 2005, Mercer IC responded to that letter, indicating that it had made or will make the improvements requested by the SEC. On March 31, 2005, Mercer IC received a separate letter from the Boston office of the Enforcement Division of the SEC requesting additional information. Mercer IC has responded to this request and continues to cooperate fully with the SEC.
MMC, Putnam and Mercer have been advised by the Boston Office of the SEC that it is conducting an informal investigation of a former program pursuant to which companies within the MMC group referred business to one another and received compensation for such referrals. In connection with this investigation, MMC, Putnam and Mercer have received requests for information from the SEC and are fully cooperating.
On February 10, 2005, Mercer IC received a letter from the West Virginia Securities Commission seeking documents relating to services provided by Mercer IC to the State of West Virginia and its Public Retirement System. Mercer has cooperated fully with this request.
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
On January 6, 2005, MMC received a request for information from the Pension Benefit Guaranty Corporation (the "PBGC"). The PBGC requested information regarding the funded status of the Marsh & McLennan Companies, Inc. Retirement Plan and certain financial and business developments at MMC since the filing of the complaint by the NYAG. MMC responded to the PBGC's request in a January 24, 2005 letter.
On or about March 25, 2004, and January 6, 2005, Mercer received requests for documents and testimony from the U.S. Department of Justice in connection with an industry-wide investigation of potential anti-competitive agreements or understandings among providers of actuarial consulting services relating to limitations of liability and other contractual terms or conditions of engagement. Mercer has cooperated fully with this investigation and believes the matter is concluded.
On December 21, 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. On April 29, 2005, MMC received a subpoena from the SEC broadening the scope of the original request. MMC is fully cooperating in the investigation.
Other Matters Relating to MMC and its Subsidiaries
•	MMC and its subsidiaries are subject to numerous other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts that could, if assessed, be significant. To the extent insurance coverage is available, the terms of any applicable coverage vary by policy year, but the Company’s self insured retention has increased substantially over the past several years. MMC utilizes actuarial estimates and case level reviews to set loss reserves on the self-insured portion of its potential exposure in these cases. To the extent that expected losses exceed MMC’s self-insured retention, an asset is recorded for the estimated amount recoverable, if any, under its insurance programs.

•	On February 7, 2005, Olwyco LLC (“Olwyco”) commenced a lawsuit in the United States District Court for the Southern District of New York, against MMC, Mercer Management Consulting, Inc. (“Mercer Management”), and four former directors (the “Federal Lawsuit”). These claims arose from a February 21, 2003 agreement in which Mercer agreed to purchase substantially all of Olwyco’s assets and, as part of the consideration, to transfer to Olwyco — in April of 2005, 2006 and 2007 — shares of MMC stock. Olwyco alleged that the price of MMC stock at the time of the agreement was inflated artificially as a result of a failure to disclose alleged violations of law that later became the subject of the NYAG Lawsuit and the Putnam “Market-Timing” litigation. Olwyco alleged that it would receive substantially less than the agreed-upon purchase price and that it has been damaged in an amount not less than $70 million, exclusive of attorneys’ fees and costs. Olwyco voluntarily dismissed the Federal Lawsuit without prejudice on March 22, 2005, and filed a new complaint in New York State Supreme Court, County of New York, the same day (the “State Lawsuit”). The State Lawsuit, which names MMC, Mercer Management and Mercer Inc. as defendants, asserts claims for breach of representations and warranties, breach of contract, breach of guarantee, fraud, and unjust enrichment, which are predicated on the same underlying conduct alleged in the Federal Lawsuit. Defendants’ motion to dismiss is pending in the State Lawsuit.

•	As part of the combination with Sedgwick, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2004, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

•	From 1980 to 1983, MMC owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A’s obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guaranty in exchange for MMC’s agreement to post an evergreen letter of credit that is available to pay claims on E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. A representative of the ILU has indicated that potentially significant claims could be made in the coming months against the letter of credit.
The proceedings described in this Note 14 on Claims, Lawsuits and Other Contingencies seek significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC’s management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing proceedings or the impact they may have on MMC’s consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service revenue” and “market-timing”, are in their early stages, the sufficiency of the complaints has not yet been tested in most of the cases, and, in many of the cases, only limited discovery, if any, has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on the Company’s financial condition or the results of the Company’s operations in a future period.

15.	Variable Interest Entities

MMC through Putnam, manages $3.6 billion in the form of Collateralized Debt Obligations (“CDO”) Collateralized Bond Obligations (“CBO”) and Collateralized Loan Obligations (“CLO”).
Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs, CBOs and CLOs. The maximum loss exposure related to the CDOs, CBOs and CLOs is limited to Putnam’s investment totaling $7.4 million, reflected in Long-term investments in the Consolidated Balance Sheets at June 30, 2005. MMC has concluded it is not the primary beneficiary of these structures under FIN 46(R) “Consolidation of Variable Interest Entities.”

16.	Segment Information

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

Selected information about MMC’s operating segments for the six-month periods ended June 30, 2005 and 2004 follow:

			Segment Operating
(In millions of dollars)	Revenue		Income

2005
Risk and Insurance Services	$3,187	(a)	$248
Risk Consulting & Technology	531	(b)	70
Consulting	1,878	(c)	237
Investment Management	775		119

	$6,371		$674

Corporate Eliminations	(93)		—

	$6,278		$674

2004
Risk and Insurance Services	$3,578	(a)	$1,028
Risk Consulting & Technology	52	(b)	9
Consulting	1,804	(c)	252
Investment Management	884		74

	$6,318		$1,363

Corporate Eliminations	(94)		—

	$6,224		$1,363

(a)	Includes interest income on fiduciary funds ($71 million in 2005 and $59 million in 2004).

(b)	Includes inter-segment revenue of $19 million and $0 in 2005 and 2004, respectively.

(c)	Includes inter-segment revenue of $68 million and $88 million in 2005 and 2004, respectively.

A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

(In millions of dollars)	2005	2004

Total segment operating income	$674	$1,363
Corporate (expense) income	(103)	36
Reclassification of minority interest	7	6

Operating income	578	1,405
Interest income	20	9
Interest expense	(142)	(98)

Total income before income taxes and minority interest	$456	$1,316

During the first quarter of 2004, MMC reached final settlement for insured losses totaling $278 million related to the World Trade Center. The replacement value of assets exceeded the book value by $105 million, which was recorded as a reduction of Corporate operating expenses.
Operating segment revenue by product for the six-month periods ended June 30, 2005 and 2004 is as follows:

(In millions of dollars)	2005	2004

Risk & Insurance Services
Risk Management and Insurance Broking	$2,116	$2,604
Reinsurance Broking and Services	474	494
Related Insurance Services	597	480

Total Risk & Insurance Services	3,187	3,578

Risk Consulting & Technology	531	52

Consulting
Human Resource Consulting	1,354	1,362
Specialty Consulting	439	367

	1,793	1,729
Reimbursed Expenses	85	75
Total Consulting	1,878	1,804

Investment Management	775	884

Total Operating Segments	6,371	6,318
Corporate Eliminations	(93)	(94)

Total	$6,278	$6,224

Segment Reclassification
Results are reported in four segments:
•	Risk and Insurance Services, comprising risk management and insurance broking (Marsh), reinsurance broking and services (Guy Carpenter), and related insurance services;

•	Risk Consulting and Technology (Kroll);

•	Consulting, including Mercer Human Resource Consulting and Mercer’s specialty consulting businesses; and

•	Investment Management (Putnam).
MMC has reclassified prior period amounts to reflect organizational changes that affected MMC’s reportable segments. The following changes are reflected in the segment data presented below:
Risk Consulting and Technology, a new reportable segment effective January 1, 2005, includes Kroll, Inc., which was acquired by MMC in July 2004 and portions of the risk consulting business previously managed by Marsh.
Putnam’s defined contribution administration business was transferred from Investment Management to Human Resource Consulting. Approximately 75% of the revenues earned by Mercer HR from this transferred business are paid by Putnam. Putnam receives fees for investment management and administrative services, which are recorded as revenue. A fee related to administrative services is recorded as an expense by Putnam and as revenue by Mercer HR. The inter-company revenue and expense are eliminated in consolidation.
Management of Marsh’s U.S. employee benefits business was transferred from Risk Management and Insurance Broking to Human Resource Consulting.
The table below reflects the impact on previously reported segment revenue and corporate eliminations resulting from changes in business segments.

						Year
	Three Months Ended					Ended
	March 31,	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
	2005	2004	2004	2004	2004	2004
Risk and Insurance Services
As Previously Reported	$1,748	$1,967	$1,789	$1,555	$1,570	$6,881
Employee Benefits Business (a)	(81)	(89)	(89)	(83)	(81)	(342)

	$1,667	$1,878	$1,700	$1,472	$1,489	$6,539

Consulting
Human Resource Consulting, As Previously Reported	$586	$589	$595	$583	$559	$2,326
Employee Benefits Business (a)	81	89	89	83	81	342

	667	678	684	666	640	2,668

Specialty Consulting, As Previously Reported	210	180	187	192	215	774

	877	858	871	858	855	3,442
Reimbursed Expenses	38	35	40	39	45	159

	$915	$893	$911	$897	$900	$3,601

(a) The Employee Benefits revenue includes the following amounts of market services revenue:
	$1	$5	$9	$3	$3	$20

The table below shows revenue information for the risk and insurance services segment after the reclassifications.

	Three Months Ended					Year Ended
	March 31,	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
	2005	2004	2004	2004	2004	2004
Risk & Insurance Services
Risk Management and Insurance Broking	$1,091	$1,362	$1,242	$998	$1,050	$4,652
Reinsurance Broking and Services	282	283	211	209	156	859
Related Insurance Services	294	233	247	265	283	1,028

	$1,667	$1,878	$1,700	$1,472	$1,489	$6,539

The table below reflects the impact on previously reported segment operating income resulting from changes in business segments.

	Three Months Ended					Year Ended
	March 31,	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
	2005	2004	2004	2004	2004	2004
Risk and Insurance Services
As Previously Reported	$171	$633	$450	$(36)	$(860)	$187
Employee Benefit Business	(25)	(28)	(27)	(25)	(22)	(102)

	$146	$605	$423	$(61)	$(882)	$85

Consulting
As Previously Reported	$84	$87	$110	$106	$19	$322
Employee Benefit Business	25	28	27	25	22	102

	$109	$115	$137	$131	$41	$424

17.	New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. MMC intends to early adopt SFAS 123(R) effective July 1, 2005 using the modified prospective method.

The adoption of SFAS 123 (R)’s fair value method will have a significant impact on MMC’s results of operations. If SFAS 123(R) had been adopted in prior years, the impact on MMC’s results of operations would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to our consolidated financial statements. MMC currently estimates adoption of this standard will result in expenses of approximately $80 million in the last six months of 2005 and approximately $120 million in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs

Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. MMC will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its calendar year 2005.

MMC expects to complete its evaluation of the effects of the Act during the second half of 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC’s foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. MMC currently expects, however, that if it decides to take advantage of the provisions of the Act, at most it would repatriate $600 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $600 million. Although the evaluation is ongoing, MMC estimates the range of income tax effects of potential repatriations to be zero to $32 million.

In June 2005, the FASB ratified its consensus EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights" (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. We are currently evaluating the impact of the adoption of the provisions of EITF 04-05 on our financial position or results of operations; however we do not expect the adoption of EITF 04-05 will have a material impact on our financial statements.

Items 2 and 3: Marsh & McLennan Companies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Second Quarter and Six Months Ended June 30, 2005
General
Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a professional services firm. MMC subsidiaries include Marsh Inc. (“Marsh”), the world’s largest risk and insurance services firm; Kroll Inc. (“Kroll”), the world’s leading risk consulting company; Mercer Inc. (“Mercer”), a major global provider of consulting services; and Putnam Investments (“Putnam”), one of the largest investment management companies in the United States. Approximately 60,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.
MMC operates in four principal business segments based on the services provided. Segment performance is evaluated based on segment operating income, which is after deductions for directly related expenses and minority interest but before corporate expenses. See discussion of segment reclassifications in Note 16 to the Consolidated Financial Statements.
For a description of critical accounting policies, including those which involve significant management judgment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC’s Annual Report on Form 10-K (“2004 10-K”) for the year ended December 31, 2004 and in the Current Report on Form 8-K (“June 2005 8-K”) dated June 28, 2005.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page one of this filing. This Form 10-Q should be read in conjunction with the 2004 10-K and June 2005 8-K.
Consolidated Results of Operations
The consolidated results of operations follow:

	Second Quarter		Six Months
(In millions of dollars)	2005	2004	2005	2004

Revenue:
Service Revenue	$3,045	$2,956	$6,170	$6,119
Investment Income (Loss)	51	72	108	105

Operating Revenue	3,096	3,028	6,278	6,224

Expense:
Compensation and Benefits	1,837	1,596	3,769	3,231
Other Operating Expenses	953	800	1,931	1,593
Regulatory and Other Settlements	—	—	—	(5)

Operating Expenses	2,790	2,396	5,700	4,819

	Second Quarter		Six Months
(In millions of dollars)	2005	2004	2005	2004

Operating Income	$306	$632	$578	$1,405

Operating Income Margin	9.9%	20.9%	9.2%	22.6%

Diluted Earnings per Share	$0.31	$0.73	$0.56	$1.56

Second quarter operating results continue to reflect the impact of restructuring and transitioning the business model in certain MMC businesses, particularly with respect to the risk and insurance services segment. Net income for the second quarter of 2005 was $166 million, or $.31 per diluted share, compared with net income of $389 million, or $.73 per diluted share, in the second quarter of the prior year. Revenue in the second quarter of 2005 increased 2% to $3.1 billion, primarily resulting from the acquisition of Kroll, Inc. in July 2004, partly offset by a decline in risk and insurance services revenue due to lower market services revenue and the impact of lower insurance premium rates, and at Putnam, due to lower assets under management. The results in the second quarter of 2005 also include restructuring and related charges of $60 million, and employee retention costs of $33 million.
Operating income in the first six months of 2005 declined 59% to $578 million, reflecting costs for restructuring and employee retention, incremental costs related to regulatory matters and compliance, and a decrease in market services revenue. Results in risk and insurance services include restructuring charges of $144 million, employee retention costs of $38 million, and the impact of a $340 million decline in market services revenue. Investment management results reflect reduced costs related to settlements and related charges, partly offset by a decline in revenue resulting from lower assets under management. Corporate expenses in 2005 include restructuring charges of $49 million related to consolidation of office facilities in London and $5 million for severance and other termination benefits. In 2004, corporate expenses included a credit of $105 million for insurance recoveries related to World Trade Center losses.
Other Developments
Marsh’s Business Model
Marsh has made significant progress in implementing the requirements of its settlement agreement with the NYAG and NYSID. While these activities relate directly to Marsh, they also affect the practices of Guy Carpenter and certain Mercer Consulting businesses. On April 1, 2005, MMC implemented core policies and procedures for transparency standards, which govern the activities of MMC colleagues when they place, renew, consult on or service insurance clients that have placed, or are seeking to place, insurance through MMC operating companies. Training for all relevant U.S. employees has been completed. Business specific training and training for the remaining relevant worldwide employees is in varying stages of development.
Marsh’s new business model includes a commission initiative, where Marsh will seek to increase revenue through higher retail commissions. These commissions would be included in the compensation disclosed to and approved by our clients. It is expected that this additional revenue will begin affecting MMC’s results in 2006.
Restructuring
MMC initiated restructuring plans in the fourth quarter of 2004 (the “2004 Plan”) and in the first quarter of 2005 (the “2005 Plan”).
Net restructuring expenses incurred in the second quarter related to the 2005 Plan were $54 million,

which included severance and other termination benefits of $46 million related to the elimination of approximately 350 positions, future rent under non-cancelable leases of $6 million and other costs of $10 million, partially offset by an $8 million gain from the sale of certain small commercial accounts. In addition, incremental expense related to the accelerated amortization of leasehold improvements of $7 million was incurred in the quarter. Year-to-date net restructuring costs of $195 million related to the 2005 Plan have been incurred, which include severance and other termination benefits of $148 million related to the elimination of approximately 2,050 positions, future rent under non-cancelable leases of $55 million, and other costs of $10 million, partially offset by an $8 million gain on the sale of certain small commercial accounts. Incremental expense related to accelerated amortization of leasehold improvements was $10 million for the six months ended June 30, 2005.
Additional charges of approximately $148 million are expected over the remainder of 2005 and early in 2006, as the actions contemplated under the 2005 restructuring plan are implemented.
Annual savings of approximately $375 million are expected when the 2005 plan is fully implemented. In the second quarter of 2005, approximately $30 million of savings has been realized from the 2005 plan.
Actions under the 2004 plan are essentially complete and savings realized in the quarter approximated $100 million. Restructuring charges of $4 million have been incurred in 2005 related to the 2004 Plan.
Health and Benefits Business
The combination of Marsh’s U.S. employee benefits and Mercer Human Resources health and benefits business is now being managed under Mercer. Beginning in the second quarter of 2005, the financial results for the combined business is included in the consulting segment. Previously reported information has been amended to reflect current segment reporting.
MMC Capital
At the end of May 2005, MMC sold the assets of MMC Capital, its private equity manager, to Stone Point Capital LLC, an entity controlled by the former managers of MMC Capital. Stone Point has assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC will not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC continues to own investments in firms such as Ace, XL Capital Ltd. and Axis, as well as its investments in the Trident Funds and other funds managed by Stone Point, which have a total recorded value at June 30, 2005 of approximately $420 million.
Stock Option Exchange
MMC’s shareholders approved a stock option exchange offer at the May 2005 annual meeting. Under the offer, employees could exchange certain deeply underwater options for new options with an estimated fair value equal to 90% of the value of the options surrendered in exchange, calculated using the Black-Scholes pricing model. Effective July 1, 2005, employees elected to exchange 42 million options for 16 million new options under this program. The exchange resulted in the retirement of 26 million options.
Other
At June 30, 2005, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was $170 million. Following the announcement of the settlement with the NYAG and NYSID, MMC reaffirmed its intention to collect outstanding MSA revenue earned prior to October 1, 2004, and will seek to enforce its rights under the contracts to collect amounts due. However, there is no assurance that MMC will be successful in collecting all amounts due. To the extent such accrued amounts are not collected, a charge to earnings would result.
Consolidated Revenue and Expenses
Revenue for the quarter and year-to-date of $3.1 billion and $6.3 billion, respectively, was slightly higher than the same periods in the prior year. Increases in the risk consulting and technology segment (primarily due to the acquisition of Kroll, Inc.) and the consulting segment were offset by lower revenue in the risk and insurance services and investment management segments. Revenue decreased 9% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency exchange rates.
The impact of foreign currency translation, acquisitions, and dispositions on MMC’s operating revenues by segment for the three and six month periods ended June 30, 2005 compared to the same periods in 2004 is as follows:

				Components of Revenue Change
	Three Months Ended		% Change		Acquisitions/
	June 30,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2005	2004	Revenue	Impact	Impact	Revenue (b)
Risk and Insurance Services
Risk Management and Insurance Broking	$1,025	$1,242	(18)%	2%	—	(20)%
Reinsurance Broking and Services	192	211	(9)%	2%	—	(11)%
Related Insurance Services (a)	303	247	23%	—	6%	17%

Total Risk and Insurance Services	1,520	1,700	(11)%	1%	1%	(13)%

Risk Consulting & Technology	267	26	927%	—	958%	(31)%

Consulting
Human Resource Consulting	687	684	—	2%	—	(2)%
Specialty Consulting	229	187	22%	3%	—	19%

	916	871	5%	3%	—	2%
Reimbursed Expenses	47	40

Total Consulting	963	911	6%	3%	—	3%

Investment Management	377	434	(13)%	—	—	(13)%

Total Operating Segments	3,127	3,071	2%	2%	9%	(9)%

Corporate Eliminations	(31)	(43)

Total Revenue	$3,096	$3,028	2%	2%	9%	(9)%

				Components of Revenue Change
	Six Months Ended		% Change		Acquisitions/
	June 30,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2005	2004	Revenue	Impact	Impact	Revenue(b)
Risk and Insurance Services
Risk Management and Insurance Broking	$2,116	$2,604	(19)%	2%	—	(21)%
Reinsurance Broking and Services	474	494	(4)%	2%	—	(6)%
Related Insurance Services (a)	597	480	24%	—	7%	17%

Total Risk and Insurance Services	3,187	3,578	(11)%	2%	1%	(14)%

Risk Consulting & Technology	531	52	930%	—	947%	(17)%

Consulting
Human Resource Consulting	1,354	1,362	(1)%	2%	—	(3)%
Specialty Consulting	439	367	20%	3%	1%	16%

	1,793	1,729	4%	2%	—	2%

Reimbursed Expenses	85	75

Total Consulting	1,878	1,804	4%	2%	—	2%

Investment Management	775	884	(12)%	—	—	(12)%

Total Operating Segments	6,371	6,318	1%	2%	8%	(9)%

Corporate Eliminations	(93)	(94)

Total Revenue	$6,278	$6,224	1%	2%	8%	(9)%

(a)	Includes U.S. affinity, claims management, wholesale broking, underwriting management and MMC Capital businesses .

(b)	Underlying basis measures the change in revenue before the impact of acquisitions and dispositions using constant currency exchange rates.

(c)	Certain reclassifications have been made to prior year amounts to conform with current presentation (see discussion of segment reclassification in Note 16 to the consolidated financial statements).
Revenue in the risk and insurance services segment decreased 11% from the second quarter of 2004. Underlying revenue declined 13%, resulting from a decline in market services revenue, a lower level of business volume and the impact of a decline in insurance premium rates. These declines were partly offset by the impacts of foreign currency exchange rates and acquisitions, increased revenue in claims management and higher investment gains. Risk consulting and technology revenue increased $241 million, primarily due to the acquisition of Kroll. Consulting revenue increased 6%, resulting from a 22% increase in Mercer’s specialty consulting businesses. Investment management revenue declined 13% primarily due to the decrease in assets under management and lower investment income.
During the first 6 months of 2005 revenue in the risk and insurance services segment decreased 11% from the same period of 2004. Underlying revenue declined 14%, resulting from a $340 million decline in market services revenue, lower levels of new business and renewals and the impact of declining insurance premium rates. These declines were partly offset by the impacts of foreign currency exchange rates and acquisitions, increased revenue in claims management and higher investment gains. Risk consulting and technology revenue increased $479 million, primarily due to the acquisition of Kroll. Consulting revenue increased 4%, resulting from a 20% increase in Mercer’s specialty consulting businesses. Investment management revenue declined 12% as a result of the decrease in assets under management and lower investment income.
Operating expenses increased 16% the second quarter of 2005, primarily due to restructuring costs, the impact of acquisitions, retention costs, and higher benefits costs largely related to pensions.

Operating expenses increased 18% in the first six months of 2005 from the same period last year, primarily due to restructuring costs of $198 million, retention costs of $58 million, as well as the impact of acquisitions, incremental costs for regulatory and related issues and higher benefits costs. In addition, Putnam’s expenses include a charge of $34 million for the estimated cost that it believes will be necessary to address issues relating to the calculation of certain amounts paid by the Putnam mutual funds in previous years. The amounts paid to Putnam in previous years were cost reimbursements by the Putnam mutual funds to Putnam for transfer agency services relating to defined contribution operations. Expenses in 2004 include regulatory fines of $100 million related to Putnam’s settlement agreements with the SEC and Office of the Secretary of the Commonwealth of Massachusetts, offset by a $105 million credit from the final insurance settlement related to World Trade Center ("WTC") losses.
Risk and Insurance Services

	Second Quarter		Six Months
(In millions of dollars)	2005	2004	2005	2004

Revenue	$1,520	$1,700	$3,187	$3,578
Expense	1,418	1,277	2,939	2,550

Operating Income	$102	$423	$248	$1,028

Operating Income Margin	6.7%	24.9%	7.8%	28.7%

Revenue
Revenue in the risk and insurance services segment decreased 11% in the second quarter of 2005 compared with the second quarter of 2004. Revenues in this segment for the six months ended June 30, 2005 also declined 11% from the prior period. For both the quarter and year to date, decreases in Risk Management and Insurance Broking and Reinsurance Broking and Services revenue was partly offset by increased revenue in related insurance services.
In risk management and insurance broking, underlying revenue decreased 20% for the quarter and 21% for the six months. Nearly half of the decrease resulted from lower market services revenue, discussed in more detail below. Excluding the impact of decreased market services revenue, underlying revenue decreased 8% in the quarter and 9% year to date, reflecting lower business volume and continued softening of property and casualty premium rates. The decrease in underlying revenue was most significant in the United States. Operations outside the U.S. continue to be less affected by regulatory issues and underlying revenue declined in those regions in the low single digits.
Market services revenue declined from $202 million in the second quarter of 2004 to $37 million in the second quarter of 2005. Year-to-date, market services revenue has declined from $408 million to $68 million. Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. The market services revenue recognized in the current year relates to placements made prior to October 1, 2004. Marsh did not accrue a portion of market services revenue earned on those placements because it could not complete its normal process to determine that collection of these amounts was reasonably assured for certain contracts. Any such revenue earned prior to but not accrued at September 30, 2004 is recognized when collected or when confirmation of the amount of payment is received from the carriers. This resulted in market services revenue for the three and six month periods ended June 30, 2005 of $37 million and $68 million, respectively. No market services revenue has been collected or recorded for any placements made on or after October 1, 2004.
Reinsurance broking and services revenue decreased 9% in the second quarter and 4% in the first six months of 2005 as compared to the same periods in the prior year. On an underlying basis, revenue declined 11% and 6% for the quarter and year to date, respectively. Approximately 90% of the revenue for reinsurance broking and services is commission based. As a result, revenues have decreased due to business renewing at lower premium rates, as well as higher risk retention by clients, partly offset by new business.
The softness in the insurance markets is expected to continue through the remainder of the year.
Related insurance services revenue increased 23% in the second quarter of 2005, 17% on an underlying basis. All lines of business had increases, with strong growth in claims management and increased investment gains. Revenue for the first six months of 2005 increased 24% over the same period in the prior year, 17% on an underlying basis.
Expense
Expenses in the risk and insurance services segment increased 11% in the second quarter 2005, compared with the same period in the prior year. Expenses in the second quarter include $49 million of restructuring costs related to the 2005 Plan, costs of $23 million related to employee retention programs, as well as costs of $10 million related to incremental regulatory and compliance costs. In addition, bonus accruals for the full year 2005 are expected to be essentially flat with 2004 levels to assure that proper levels of incentives are maintained in a challenging year. The elimination of market services revenue removed a seasonality factor that had a corresponding impact on bonus accruals which increased expenses by $8 million in the quarter compared with prior year. Benefits costs increased due to higher pension expense. These increases more than offset expense savings of approximately $95 million resulting from the restructuring activities undertaken in 2004 and 2005.
Expenses for the six months ended June 30, 2005 increased 15% compared to the same period in the prior year. Expenses include restructuring costs related to the 2005 plan, discussed below, costs of $38 million related to employee retention programs, $53 million related to incremental regulatory and compliance costs, and higher benefit costs due to higher pension expense. In addition, the impact of the bonus accrual change mentioned above increased expenses by $50 million compared with the same period in the prior year. Additional costs of approximately $3 million were incurred related to restructuring activities that began in the fourth quarter of 2004. These increases more than offset expense savings resulting from the restructuring activities undertaken in 2004 and 2005.
In the first six months of 2005 charges of $141 million related to the 2005 restructuring plan were incurred primarily for severance and benefits related to staff reductions affecting approximately 2,000 employees and for future rent under non-cancelable leases. Annualized savings of approximately $375 million are expected in the risk and insurance services segment when the 2005 restructuring plan is fully implemented over the remainder of 2005 and early 2006. Additional restructuring charges of $148 million are expected to be incurred related to the 2005 plan and incremental costs of approximately $2 million will be incurred related to accelerated amortization of leasehold improvements until the properties are vacated.

Risk Consulting & Technology

	Second Quarter		Six Months
(In millions of dollars)	2005	2004	2005	2004

Revenue	$267	$26	$531	$52
Expense	234	21	461	43

Operating Income	$33	$5	$70	$9

Operating Income Margin	12.4%	19.2%	13.2%	17.3%

Results
Risk consulting & technology includes Kroll and portions of the risk consulting business previously managed by Marsh. The large increase in the segment’s revenue, expense, and operating income is almost entirely due to the impact of the acquisition of Kroll, Inc., which was completed in July, 2004. Expenses in 2005 include amortization of identified intangible assets of $14 million and $30 million for the second quarter and year to date, respectively.
Kroll had strong revenue growth over the levels it reported prior to the acquisition, led by technology services, notably legal technology, background screening and mortgage related services. Corporate advisory and restructuring also had double digit revenue growth over pre-acquisition levels.
Consulting

	Second Quarter		Six Months
(In millions of dollars)	2005	2004	2005	2004

Revenue	$963	$911	$1,878	$1,804
Expense	835	774	1,641	1,552

Operating Income	$128	$137	$237	$252

Operating Income Margin	13.3%	15.0%	12.6%	14.0%

Revenue
Consulting revenue in the second quarter of 2005 increased 6% compared with the same period in 2004, of which about half was due to the impact of foreign exchange. On an underlying basis, revenue increased 3% due to a 19% increase in Mercer’s specialty consulting businesses offset by lower revenue from human resources consulting. The increase in underlying revenue in specialty consulting reflects increases of 31% in management consulting, 28% in Mercer Oliver Wyman and 9% in economic consulting. Within the human resources consulting businesses, underlying revenue decreased 2%, reflecting a decline in market services revenue in the business transferred from Marsh to Mercer and a decline in the revenue associated with defined contribution assets previously administered by Putnam.
Revenue for the six months ended June 30, 2005 increased 4% over the same period in 2004. Underlying revenue grew 2%, as growth in Mercer’s specialty consulting businesses more than offset declines in human resource consulting.
Expense
Consulting expenses increased 8% in the second quarter of 2005 compared with the same period in

2004. Expenses in the second quarter of 2005 include costs of $10 million related to employee retention programs. In addition, the impact of acquisitions and foreign exchange increased expenses by 2%. On an underlying basis, excluding the items discussed above, expenses increased 4% as savings from restructuring activity was offset by higher expenses in specialty consulting due to a higher volume of business and increased benefits costs.
Expenses for the six months ended June 30, 2005 increased 6% over the same period in 2004. Costs of $20 million related to employee retention were incurred in the first six months of 2005. In addition, the impact of foreign exchange increased expenses by 2%. On an underlying basis, excluding the items discussed above, expenses increased 2%.
Investment Management

	Second Quarter		Six Months
(In millions of dollars)	2005	2004	2005	2004

Revenue	$377	$434	$775	$884
Expense	307	336	656	810

Operating Income	$70	$98	$119	$74

Operating Income Margin	18.6%	22.6%	15.4%	8.4%

Revenue
Putnam’s revenue decreased 13% in the second quarter of 2005 reflecting a decrease in fees due to a decline in assets under management and a decrease in investment revenue due to an asset sale that occurred in the second quarter of 2004, partially offset by an increase in transaction fees from private equity investments. Assets under management averaged $196 billion in the second quarter of 2005, a 9% decline from the $216 billion managed in the second quarter of 2004. Assets under management aggregated $195 billion at June 30, 2005 compared with $213 billion at June 30, 2004 and at December 31, 2004. The change from December 31, 2004 results primarily from net redemptions of $16.8 billion. Putnam’s revenue in the second quarter of 2004 included a $38 million gain from the sale of Putnam’s interest in its Italian joint venture and related securities.
Putnam receives services fees from the Putnam Mutual Funds for transfer agent, custody, and other administrative services, as contracted by the Trustees of the Putnam Mutual Funds. Effective January 2005, the transfer agent service fee agreement was converted to a fixed rate per retail shareholder account and a fixed rate service fee based on average assets under management for mutual fund assets in defined contribution plans. For the first six months of 2004, the transfer agent service fee agreement was based on a cost of service structure. For the third and fourth quarters of 2004, transfer agent service fees were based on a fixed fee. The change in the service fee agreement resulted in an increase in both service fee revenue and expense of approximately $34 million in the first six months of 2005 compared with the same period in 2004. The change in the service fee contract is expected to have an immaterial impact on operating income in future quarters.
Putnam’s revenue declined 12% in the first six months of 2005 compared to the same period in 2004. The decrease is primarily driven by lower fees due to a decline in assets under management and lower investment income, partially offset by an increase in transaction fees from private equity investments. Assets under management averaged $200 billion in the first six months of 2005, an 11% decline from the $225 billion managed in the same period of 2004.

At the end of the second quarter, assets held in equity securities represented 67% of assets under management, compared with 70% at June 30, 2004, while investments in fixed income products represented 33%, compared with 30% at June 30, 2004.
Quarter-end and average assets under management are presented below:

(In billions of dollars)	2005	2004

Mutual Funds:
Growth Equity	$33	$41
Value Equity	39	41
Blend Equity	26	28
Fixed Income	34	38

	132	148

Institutional:
Equity	33	39
Fixed Income	30	26

	63	65

Quarter-end Assets	$195	$213

Assets from Non-US Investors	$34	$36

Average Assets	$196	$216

Components of quarter-to-date change in ending assets under management

Net Redemptions including Dividends Reinvested	$(7.1)	$(12.2)

Impact of Market/Performance	3.1	(1.4)

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
Expense
Putnam’s expenses decreased 9% in the second quarter of 2005 from the same period of 2004. The decrease was primarily due to lower severance costs, reduced costs related to regulatory issues, and a decrease in amortization expense for prepaid dealer commissions. These reductions were partially offset by an increase in expenses previously borne by the Funds under the previous transfer agent service agreement. Putnam’s expenses in 2004 include a $25 million credit to compensation expense associated with the settlement with Putnam’s former chief executive officer.
Expenses for the six months ended June 30, 2005 decreased 19% from the same period in 2004.

Expenses in 2005 include a $34 million charge for the estimated costs that Putnam believes will be necessary to address issues relating to the calculation of certain amounts paid by the Putnam mutual funds in previous years. The amounts paid to Putnam in previous years were cost reimbursements by the Putnam mutual funds to Putnam for transfer agency services relating to defined contribution operations. The comparative period in 2004 includes a charge of $100 million related to a regulatory settlement with the SEC and the Secretary of the Commonwealth of Massachusetts on market-timing issues. Other expense reductions include lower compensation and severance costs, reduced costs related to regulatory issues, and a decrease in amortization expense for prepaid dealer commissions. These reductions were partially offset by an increase in expenses previously borne by the Funds under the previous transfer agent service agreement.
Corporate Expenses
Corporate expenses in 2005 include restructuring charges of $49 million recorded in the first quarter related to the consolidation of office space in London. Because the office space consolidation was driven by MMC to benefit its London operations as a whole, rather than any particular operating company, the related charge was recorded in corporate expenses. In addition, a $5 million charge was recorded in the second quarter for severance and other termination benefits related to the 2005 Plan.
Corporate had a net credit of $36 million in the first six months of 2004 primarily due to the final settlement for insured losses related to the WTC. The replacement value of the assets exceeded their book value by $105 million which was recorded as a reduction of other operating expenses.
Interest
Interest income earned on corporate funds amounted to $11 million in the second quarter of 2005, an increase of $7 million from the second quarter of 2004. Interest income was $20 million for the first six months of 2005, an increase of $11 million from the same period in the prior year. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2005 compared with the prior year. Interest expense of $73 million in the second quarter of 2005 increased from $48 million in the second quarter of 2004. Year-to-date, interest expense was $142 million versus $98 million for the same period in 2004. The increase in interest expense is due to an increase in the amount of average outstanding debt resulting from the acquisition of Kroll.
Income Taxes
MMC’s consolidated effective tax rate was 30.7% in the second quarter of 2005, a decrease from 33.0% in the second quarter of 2004. The decrease in the effective tax rate was due to the favorable resolution of audit issues and a higher net tax benefit on certain restructuring and other charges than the 35% effective tax rate on ongoing operations.
For the first six months of 2005, MMC’s consolidated effective tax rate was 32.7% versus 36.1% for the same period in the prior year. The effective rate in 2005 was impacted by the same items discussed related to the second quarter. The 2004 tax rate was affected by non-deductible regulatory settlement charges in the first quarter of 2004.
In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. MMC will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its calendar year 2005.
MMC expects to complete its evaluation of the effects of the Act during the second half of 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC’s foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. MMC currently expects, however, that if it decides to take advantage of the provisions of the Act, at most it would repatriate $600 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $600 million. Although the evaluation is ongoing, MMC estimates the range of income tax effects of potential repatriations to be zero to $32 million.
Liquidity and Capital Resources
Operating Cash Flows
MMC used $377 million of cash for operations for the six months ended June 30, 2005 compared with $769 million of cash generated from operations for the same period in 2004. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments of accrued liabilities or receipts of assets.
The decrease in cash flow from operations results from lower net income generated in 2005, in addition to cash payments for restitution related to the settlement agreements with the NYAG and NYSID discussed below, restitution payments at Putnam related to the settlement with the SEC and Massachusetts Securities division and payment in 2005 of restructuring charges recorded as part of the 2004 restructuring plan.
As previously discussed, MMC reached a settlement with the NYAG and NYSID that resolved the actions by them that were commenced against MMC and Marsh. As a result of this agreement, MMC recorded a charge in 2004 for a $850 million fund to compensate clients, of which the first $255 million was paid to the fund on June 1, 2005. An additional $255 million must be paid on or before June 1, 2006, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. These amounts are included in Regulatory Settlements on the Consolidated Balance Sheets.
Financing Cash Flows
Net cash used by financing activities was $241 million for the period ended June 30, 2005 compared with cash used for financing activities of $765 million for the same period in 2004.
MMC paid dividends of approximately $90 million ($0.17 per share) in the second quarter of 2005. Year to date, MMC has paid dividends of approximately $180 million ($0.34 per share) compared with dividends of $325 million in the prior year. MMC also used cash for the repayment of debt amounting to $499 million for the first six months of 2005 and $609 million in the same period in 2004. In addition, MMC used $522 million for the purchase of treasury shares during the six months ended June 30, 2004. No treasury share purchases have been made in 2005 and none are anticipated over the remainder of the year.
In December 2004, MMC completed financing with respect to a $1.3 billion, two-year term loan facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007 and $700 million revolving credit facility which expires in June 2009. The term loan facility replaced MMC’s existing one-year facilities and the proceeds from this loan were used to pay down outstanding balances on revolving credit facilities.
Subsequent to the filing of the NYAG Lawsuit on October 14, 2004, both Moody’s and Standard & Poor’s lowered their credit ratings on MMC. MMC’s senior debt is currently rated Baa2 by Moody’s and BBB by Standard & Poor’s. MMC’s short-term ratings are currently P-2 by Moody’s and A-2 by Standard & Poor’s. These ratings were recently reaffirmed with negative outlooks by both agencies.
MMC is in the final stages of refinancing its corporate headquarters in New York in order to extend the term and lock in favorable long-term field rates. The expected financing of approximately $450 to $475 million will be used to repay bank debt and prepay our existing $200 million 9.8% mortgage due in April 2009. The rate differential between the existing mortgage and current interest rates will result in a prepayment charge, concurrent with the closing, of approximately $30 million.
In July 2004, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay the commercial paper borrowings that were used to purchase Kroll, Inc.
Investing Cash Flows
Cash provided by investing activities amounted to $108 million in the first six months of 2005 compared to a use of $262 million for the same period in 2004. Cash generated by the sale of securities totaled $250 million in 2005 versus $113 million for the same period last year. In addition, cash used for acquisitions decreased from $216 million in the first six months of 2004 to $65 for the same period in 2005.
MMC’s additions to fixed assets and capitalized software, which amounted to $157 million in the first six months of 2005 and $168 million in the six months of 2004, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
MMC has committed to potential future investments of approximately $353 million in connection with various private equity funds and other MMC investments. Commitments of $160 million relate to Trident III, which was formed in 2003. The remaining commitments relate to other funds managed by Stone Point (approximately $89 million) and Putnam through THL and THLPC (approximately $104 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $35-$50 million per year. The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by Stone Point related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident

II will be harvesting its portfolio in 2005 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.
Putnam has investment commitments of $104 million for three active THL funds, of which approximately $50 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. At June 30, 2005 none of the $187 million was committed.
Approximately $21 million was invested in the first six months of 2005 related to all of the commitments discussed above.
Deferred payments of approximately $49 million related to acquisitions completed in 2004 and prior years are recorded in Accounts payable and accrued liabilities or in Other liabilities in the Consolidated Balance Sheets at June 30, 2005.
Market Risk
Certain of MMC’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
Commitments and Obligations
MMC’s contractual obligations were comprised of the following as of June 30, 2005 (in millions of dollars):

	Payment due by Period
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Revolving lines of credit	$15	$15	$—	$—	$—
Current portion of long-term debt	4	4	—	—	—
Commercial paper	345	345	—	—	—
Long-term debt	4,679	73	2,556	600	1,450
NYAG/NYSID settlement	595	255	340	—	—
Net operating leases	3,825	480	811	620	1,914
Service agreements	181	64	64	25	28
Other long-term obligations	49	28	21	—	—

Total	$9,693	$1,264	$3,792	$1,245	$3,392

Interest Rate Risk
MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC’s asset base. Interest rate swaps are used on a limited basis to manage MMC’s exposure to interest rate movements on its cash and investments, as well as interest expense on borrowings, and are only executed with counterparties of high creditworthiness.
Foreign Currency Risk
The translated values of revenue and expense from MMC’s international operations are subject to fluctuations due to changes in currency exchange rates. Forward contracts and options are periodically utilized by MMC to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of its business.

Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds including the Trident funds. Publicly traded investments of $214 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $57 million and $323 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A significant number of lawsuits and regulatory proceedings are pending. See Note 14 to the Consolidated Financial Statements.

Part I – Item 4. Controls & Procedures
     a. Evaluation of Disclosure Controls and Procedures
Based on their evaluation, as of the end of the period of this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company required to be included in our reports filed under the Exchange Act.
     b. Changes in Internal Controls
There were no changes in MMC's internal controls over financial reporting that were identified in connection with the evaluation referred to under Part I - Item 4a above that occurred during MMC's last fiscal quarter that have materially affected, or are reasonably likely to materially affect MMC's internal control over financial reporting.

PART II. OTHER INFORMATION
MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT
June 30, 2005
Item 1. Legal Proceedings.
     The information set forth in footnote 14 to the financial statements provided in Part I of this Report is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth information regarding MMC’s purchases of its common stock on a monthly basis during the second quarter of 2005. Share repurchases are recorded on a trade date basis.
Issuer Repurchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum
			Shares	Number of
	(a)		Purchased as	Shares that May
	Total	(b)	Part of Publicly	Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs
April 1, 2005 - April 30, 2005	0	—	0	49,904,636
May 1, 2005 – May 31, 2005	0	—	0	49,904,636
June 1, 2005 - June 30, 2005	0	—	0	49,904,636

Total	0	—	0	49,904,636

(1)	As set forth in its public filings, MMC has engaged in an ongoing share repurchase program. On March 18, 1999, MMC’s board of directors authorized the repurchase of up to 40 million shares of MMC’s common stock and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations and MMC may repurchase its shares under each of these authorizations in the future. MMC periodically purchases shares of its common stock, in the open market or otherwise, subject to market conditions, for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of MMC was held on May 19, 2005. Represented at the Meeting were 469,133,716 shares or 89.48% of MMC’s 524,262,100 shares of common stock outstanding and entitled to vote. Stockholders took the following actions at the Meeting:
1.	MMC’s stockholders elected the five (5) director nominees named below, with each receiving the following votes:

	Number of	Number of Shares
	Shares Voted For	Voted to be Withheld
Michael G. Cherkasky	459,691,751	9,441,965
Stephen R. Hardis	364,120,256	105,013,460
The Rt. Hon. Lord Lang of Monkton, DL	407,909,742	61,223,974
Morton O. Schapiro	408,544,236	60,589,480
Adele Simmons	440,089,941	29,043,775
The following directors continued in their terms of office as directors following the meeting:

Terms expiring in 2006: Gwendolyn S. King; David A. Olsen
Terms expiring in 2007: Lewis W. Bernard; Zachary W. Carter; Robert F. Erburu; Oscar Fanjul

2.	Deloitte & Touche LLP was ratified as MMC’s independent auditors for the year ending December 31, 2005 with a favorable vote of 458,455,118 of the shares represented (7,278,825 against and 3,396,772 abstaining).

3.	MMC’s stockholders approved the amendment of the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan to permit a one-time, voluntary exchange of certain underwater, outstanding stock options for new options covering fewer shares, with 283,865,859 shares voting in favor, 112,466,315 against, 4,125,351 abstentions and 68,676,191 broker nonvotes.

4.	MMC’s stockholders did not approve a stockholder proposal to request the MMC Board of Directors to limit the compensation paid to the MMC chief executive officer to no more than 100 times the average compensation paid to MMC’s non-managerial workers. This proposal received 21,729,797 votes in favor, 372,571,111 votes against, 6,155,589 abstentions and 68,677,219 broker nonvotes.

5.	MMC’s stockholders did not approve a stockholder proposal to request the Compensation Committee of the MMC Board of Directors to adopt a policy that a significant portion of future stock option grants to senior executives be performance-based, with 158,084,006 votes in favor, 236,324,291 votes against, 6,044,428 abstentions and 68,680,991 broker nonvotes.

6.	A stockholder proposal requesting the MMC Board of Directors to amend MMC’s governance documents to provide that director nominees be elected by the affirmative vote of the majority of votes cast at the annual meeting of stockholders did not receive a majority of the votes cast and thus was not approved. This proposal received 197,516,369 votes in favor, 196,641,000 votes against, 6,295,356 abstentions and 68,680,991 broker nonvotes..
Item 5. Other Information.
     None.
Item 6. Exhibits.
10.1	Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and 2000 Employee Incentive and Stock Award Plan

10.2	Description of Compensation Arrangement with Robert F. Erburu, Chairman of the Board of Directors of MMC

10.3	Description of amendment to Letter of Understanding with Jeffrey W. Greenberg

12.	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Section 1350 Certifications

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, MMC has duly caused this report to be signed this 9th day of August, 2005 on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

MARSH & McLENNAN COMPANIES, INC.

/s/ Sandra S. Wijnberg

Senior Vice President and
Chief Financial Officer