Form 10-Q
period 2005-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2005-11-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended September 30, 2005
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
     Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     As of October 31, 2005, there were outstanding 544,699,677 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These statements, which use words like "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and similar terms, express management's current views concerning future events or results. For example, we may use forward-looking statements when addressing topics such as future actions by our management or regulators; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC's revenues; our cost structure; the impact of acquisitions and dispositions; and MMC's cash flow and liquidity.
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:
•	the economic and reputational impact of litigation and regulatory proceedings brought by the New York Attorney General's Office, the Connecticut Attorney General's Office and other federal and state regulators and law enforcement authorities concerning our insurance and reinsurance brokerage operations;

•	the economic and reputational impact of class actions, derivative actions and individual suits brought against us by policyholders and shareholders asserting various claims under federal and state laws;

•	the impact on our investment management revenues of litigation and regulatory proceedings relating to market-timing and other issues at Putnam;

•	other developments relating to claims, lawsuits and other contingencies;

•	the extent to which we are able to negotiate compensation arrangements with clients or insurance carriers to replace the revenue stream historically associated with contingent commissions, which we have eliminated under Marsh's new business model;

•	the continued strength of our client relationships and our ability to retain key producers and managers;

•	our success in implementing restructuring initiatives and otherwise reducing expenses;

•	the impact of competition, including with respect to pricing and the emergence of new competitors;

•	changes in the availability of, and the premiums insurance carriers charge for, insurance products;

•	the actual and relative investment performance of the Putnam mutual funds, including the impact of changes in U.S. and global equity and fixed income markets;

•	the extent to which Putnam succeeds in reversing its recent net redemption experience, increasing assets under management, and maintaining management and administrative fees at historical levels;

•	the impact of increasing focus by regulators, clients and others on potential conflicts of interest;

•	changes in the value of MMC's investments in individual companies and investment funds;

•	our ability to integrate acquired businesses and realize expected synergies, savings or strategic benefits;

•	MMC's ability to meet its substantial financing needs by generating cash from operations and accessing the capital markets, including the potential impact of rating agency actions on our cost of financing or ability to borrow; and

•	changes in the tax or accounting treatment of MMC's operations, and the impact of other legislation and regulation in the jurisdictions in which MMC operates.

Forward-looking statements speak only as of the date on which they are made, and MMC undertakes no obligation to update any such statement to reflect events or circumstances after the date on which it is made.
MMC and its operating companies use their websites to convey meaningful information about their businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management at Putnam. Monthly updates of total assets under management at Putnam are posted to the MMC website the first business day following the end of each month. Putnam posts mutual fund and performance data to its website regularly. Assets for most Putnam retail mutual funds are posted approximately two weeks after each month-end. Mutual fund net asset value (NAV) is posted daily. Historical performance and Lipper rankings are also provided. Investors can link to MMC and its operating company websites through www.mmc.com.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share figures)	2005	2004	2005	2004

Revenue:
Service revenue	$2,850	$2,912	$9,020	$9,031
Investment income (loss)	48	38	156	143

Operating revenue	2,898	2,950	9,176	9,174

Expense:
Compensation and benefits	1,816	1,716	5,585	4,947
Other operating expenses	887	834	2,818	2,427
Regulatory and other settlements	—	272	—	267

Operating expenses	2,703	2,822	8,403	7,641

Operating income	195	128	773	1,533

Interest income	13	6	33	15

Interest expense	(111)	(55)	(253)	(153)

Income before income taxes and minority interest	97	79	553	1,395

Income taxes	27	52	176	527

Minority interest, net of tax	5	6	12	12

Net income	$65	$21	$365	$856

Basic net income per share	$0.12	$0.04	$0.68	$1.64

Diluted net income per share	$0.12	$0.04	$0.67	$1.60

Average number of shares outstanding-Basic	539	521	535	522

Average number of shares outstanding-Diluted	544	533	539	536

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(In millions of dollars)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1,237	$1,396

Receivables
Commissions and fees	2,530	2,507
Advanced premiums and claims	113	102
Other	499	424

	3,142	3,033
Less-allowance for doubtful accounts and cancellations	(161)	(143)

Net receivables	2,981	2,890

Other current assets	263	601

Total current assets	4,481	4,887

Goodwill and intangible assets	8,015	8,139

Fixed assets, net (net of accumulated depreciation and amortization of $1792 at September 30, 2005 and $1,661 at December 31, 2004)	1,235	1,387

Long-term investments	318	558
Prepaid pension	1,565	1,394
Other assets	1,894	1,972

	$17,508	$18,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(In millions of dollars)	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$77	$636
Accounts payable and accrued liabilities	1,875	1,834
Regulatory settlements — current portion	311	394
Accrued compensation and employee benefits	1,347	1,591
Accrued income taxes	316	280
Dividends payable	93	—

Total current liabilities	4,019	4,735

Fiduciary liabilities	4,210	4,136
Less — cash and investments held in a fiduciary capacity	(4,210)	(4,136)

	—	—
Long-term debt	4,929	4,691
Regulatory settlements	340	595
Pension, postretirement and postemployment benefits	1,369	1,333
Other liabilities	1,492	1,927

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2005 and December 31, 2004	561	561
Additional paid-in capital	1,129	1,316
Retained earnings	5,043	5,044
Accumulated other comprehensive loss	(695)	(370)

	6,038	6,551

Less — treasury shares, at cost, 16,614,569 shares at September 30, 2005 and 33,831,782 shares at December 31, 2004	(679)	(1,495)

Total stockholders’ equity	5,359	5,056

	$17,508	$18,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,	2005	2004
(In millions of dollars)

Operating cash flows:
Net income	$365	$856
Adjustments to reconcile net income to cash (used for) generated from operations:
Depreciation of fixed assets, capitalized software and other intangible assets	380	334
Provision for deferred income taxes	26	96
(Gains) losses on investments	(156)	(143)
Incremental stock-based compensation expense	37	—
Changes in assets and liabilities:
Net receivables	(58)	(276)
Other current assets	48	112
Other assets	27	214
Accounts payable and accrued liabilities	(69)	421
Accrued compensation and employee benefits	(244)	(128)
Accrued income taxes	(28)	76
Other liabilities	(155)	(125)
Effect of exchange rate changes	(64)	(7)

Net cash generated from operations	109	1,430

Financing cash flows:
Net (decrease) increase in commercial paper	(129)	882
Proceeds from issuance of debt	1,800	1,213
Other repayments of debt	(1,986)	(613)
Purchase of treasury shares	—	(522)
Issuance of common stock	268	436
Dividends paid	(271)	(502)

Net cash (used for) provided by financing activities	(318)	(894)

Investing cash flows:
Capital expenditures	(235)	(281)
Net sales of long-term investments	266	82
Acquisitions	(64)	(2,249)
Proceeds from sales related to fixed assets and capitalized software	38	9
Other, net	78	24

Net cash provided by (used for) investing activities	83	(2,415)

Effect of exchange rate changes on cash and cash equivalents	(33)	3

Decrease in cash & cash equivalents	(159)	(88)
Cash & cash equivalents at beginning of period	1,396	665

Cash & cash equivalents at end of period	$1,237	$577

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Nature of Operations

Marsh & McLennan Companies, Inc. (“MMC”), a professional services firm, is organized based on the different services that it offers. Effective January 1, 2005, MMC established a new reportable segment, risk consulting and technology, consisting of Kroll, Inc.("Kroll"), which was acquired by MMC in July 2004, and portions of the risk consulting business previously managed by Marsh, Inc. ("Marsh"). Under this organizational structure, MMC now operates in four principal business segments: risk and insurance services, risk consulting and technology, consulting and investment management. Also, effective January 1, 2005, Putnam’s defined contribution administration business was transferred from Putnam (Investment Management) to Mercer Human Resource Consulting (Consulting). In addition, Marsh’s U.S. employee benefits business was combined with the health and benefits business of Mercer, Inc. ("Mercer") and is now managed by Mercer effective in the second quarter of 2005. The segment data and related disclosures throughout the Notes to MMC’s consolidated financial statements and in Management's Discussion and Analysis of the Results of Operations and Financial Condition have been amended to reflect these organizational changes.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. Prior to the sale of MMC Capital’s business to Stone Point Capital, LLC (“Stone Point”) on May 31, 2005, the risk and insurance services segment also provided services principally in connection with originating, structuring and managing investments, primarily in the insurance and financial services industries. MMC no longer participates in the investment decisions or management of Stone Point or the Trident funds. However, MMC continues to own investments in the funds managed by Stone Point and directly owns investments in certain insurance and financial services entities through its subsidiary Marsh and McLennan Risk Capital Holdings ("MMRCH"). Although MMC no longer receives management fees or origination fees related to Stone Point's business, it will continue to receive dividends and to recognize capital appreciation or depreciation on these investment holdings.

The risk consulting and technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These risk consulting services fall into three main business groups: corporate advisory and restructuring services; consulting services; and technology services.

The consulting segment provides advice and services to the managements of organizations in the areas of Human Resources Consulting, comprising retirement and investment consulting, HR services and investments, health and benefits and human capital; and Specialty Consulting, comprising management consulting, organization change, and economic consulting.

The investment management segment primarily provides securities investment advisory and management services and administrative services for a group of publicly held investment companies and institutional accounts.

2.	Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with: the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2004; and the consolidated financial statements and other financial information included in MMC's Current Report on the Form 8-K dated August 12, 2005, which reflects amended segment classifications.

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, in particular with regard to segment reclassifications resulting from changes in MMC’s organizational structure.

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

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $114 million and $94 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $10.9 billion at September 30, 2005 and $11.2 billion at December 31, 2004, respectively. MMC is not a principal to the contracts under which the rights to receive premiums or reimbursement of insured losses arise. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

4.	Per Share Data

Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC’s common stock outstanding, excluding unvested restricted stock. Diluted net income per share is calculated by reducing net income for the potential minority interest associated with unvested shares granted under the Putnam Equity Partnership Plan and adding back dividend equivalent expense related to common stock equivalents, to the extent recognized in earnings. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. The following reconciles net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2005	2004	2005	2004

Net income	$65	$21	$365	$856
Increase for dividend equivalent expense related to common stock equivalents net of potential minority interest associated with the Putnam Class B Common Shares	(1)	—	(2)	2

Net income for diluted earnings per share	$64	$21	$363	$858

Basic weighted average common shares outstanding	539	521	535	522
Dilutive effect of potentially issuable common shares	5	12	4	14

Diluted weighted average common shares outstanding	544	533	539	536

Average stock price used to calculate common stock equivalents	$27.89	$44.62	$29.38	$45.60

5.	Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the nine-month periods ended September 30, 2005 and 2004.

(In millions of dollars)	2005	2004

Interest paid	$269	$158
Income taxes paid	$153	$293

In September 2005, the Company contributed 8 million unregistered shares of MMC stock valued at $205 million, to the U.S. qualified retirement plan.
6.	Comprehensive Income
The components of comprehensive income for the nine-month periods ended September 30, 2005 and 2004 are as follows:

(In millions of dollars)	2005	2004

Foreign currency translation adjustments	$(244)	$12
Unrealized investment holding gains (losses), net of income taxes	13	(5)
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	(89)	(63)
Minimum pension liability adjustment	(5)	—
Deferred loss on cash flow hedges, net of income taxes	—	(1)

Other comprehensive loss	(325)	(57)
Net income	365	856

Comprehensive income	$40	$799

7.	Acquisitions and Dispositions

During the first nine months of 2005, MMC made five acquisitions, for total purchase consideration of $79 million. The allocation of purchase consideration resulted in acquired goodwill of $56 million as of September 30, 2005. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
In October 2005, MMC completed the sale of Crump Group, Inc., its U.S.-based wholesale broking operation. The gain on this transaction will be recognized in the fourth quarter of 2005.

In May 2005, MMC sold the assets of MMC Capital, its private equity manager, to Stone Point Capital LLC, a company controlled by the former managers of MMC Capital. Stone Point has assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC does not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC continues to own direct investments in insurance and financial services companies, including Ace Ltd., XL Capital Ltd and Axis Capital Holdings Ltd., as well as its investments in the Trident Funds and other funds managed by Stone Point.

In July 2004, MMC acquired Kroll, the world’s leading risk mitigation services firm in an all-cash $1.9 billion transaction in which Kroll shareholders received $37 for each outstanding share of Kroll common stock owned. The estimated fair values of assets and liabilities recorded in the financial statements are as follows: net tangible assets of $46 million, identified intangible assets of $336 million, and goodwill of $1.6 billion.

In addition, MMC acquired Synhrgy HR Technologies, a leading provider of human resource technology and outsourcing services, for a total cost of $115 million in 2004. Substantially all employees of Synhrgy became employees of MMC. Approximately $7 million of the purchase consideration is subject to continued employment of the selling shareholders and is being recorded as compensation expense over three years. MMC also acquired the Australia and New Zealand operations of Heath Lambert for $53 million in March of 2004, Prentis Donegan for $63 million in cash in July of 2004, an additional 30% of the voting stock of PanAgora Asset Management, Inc. (bringing its total to an 80% voting majority) for $3 million in cash in July 2004, Centerlink for $36 million in September 2004 and Corporate Systems for $72 million in cash in October 2004.

8.	Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2005, are as follows:

(In millions of dollars)	2005

Balance as of January 1,	$7,532
Goodwill acquired	69
Transfer to intangible asset (purchase accounting adjustment)	(38)
Other adjustments (a)	(117)

Balance as of September 30,	$7,446

(a) Primarily includes foreign exchange and dispositions of certain MMC subsidiaries or businesses.
As of September 30, 2005, goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.9 billion; Risk Consulting & Technology, $1.7 billion; Consulting, $1.7 billion; and Investment Management, $125 million.

The goodwill balance at September 30, 2005 and December 31, 2004 includes approximately $120 million and $119 million, respectively, of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. The gross cost and accumulated amortization by major intangible asset class is as follows:

	September 30, 2005			December 31, 2004
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In millions of dollars)	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer and marketing related	$668	$186	$482	$630	$122	$508
Future revenue streams related to existing private equity funds	200	121	79	198	108	90

Total amortized intangibles	$868	$307	$561	$828	$230	$598

Aggregate amortization expense for the nine months ended September 30, 2005 and September 30, 2004 was $76 million and $43 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years
Ending December 31,	Estimated
(In millions of dollars)	Expense

2005	$100
2006	$86
2007	$75
2008	$66
2009	$57

9.	Stock Benefit Plans

As described below, MMC maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock, stock options and other forms of stock-based payment arrangements. Prior to July 1, 2005, MMC accounted for these awards under the recognition and management of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25”) as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of MMC’s common stock on the date of grant. In addition, MMC’s stock purchase plan was not considered compensatory under SFAS 123 and, therefore, no expense was required to be recognized. The effect of forfeitures on restricted stock, restricted stock units and deferred stock units was recognized when such forfeitures occurred and dividend equivalents on restricted stock units and deferred stock units were expensed in the period incurred. Effective July 1, 2005, MMC adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning July 1, 2005 includes compensation cost for all share-based payment arrangements granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value and expense attribution on methodology determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payment arrangements granted subsequent to June 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). In addition, MMC’s stock purchase plan, effective for the period October 1, 2004 through September 30, 2005, is considered compensatory under SFAS 123 (R), the effect of forfeitures on restricted stock, restricted stock units and deferred stock units is estimated when recognizing compensation cost and dividend equivalents on restricted stock units and deferred stock units expected to vest are classified as dividends. Results for prior periods have not been restated.

As a result of adopting SFAS 123 (R) on July 1, 2005, MMC’s income before income taxes for the three and nine months ended September 30, 2005 is $37 million lower than if it had continued to account for share-based payment arrangements under APB 25. The incremental tax benefit resulting from the adoption of SFAS 123 (R) was $11 million for the three and nine month periods ended September 30, 2005. The cumulative effect of the change in accounting was not material. Basic and diluted earnings per share for the three months ended September 30, 2005 would have been $0.17 and $0.16, respectively, if the company had not adopted SFAS 123 (R), compared to reported basic and diluted earnings per share of $0.12 and $0.12, respectively. For the nine months ended September 30, 2005, basic and diluted earnings per share would have been $0.73 and $0.72, respectively, compared to reported basic and diluted earnings per share of $0.68 and $0.67, respectively.

Prior to the adoption of SFAS 123 (R), restricted stock units and deferred stock units were recorded as a liability at their respective grant date fair value. Prepaid compensation cost was recognized for the unearned portion of such awards. Upon implementation of SFAS 123 (R), the respective accrued fair value of such awards of approximately $110 million was reclassified to equity.

Effective October 1, 2005, certain features in the MMC stock purchase plan were changed so that shares of MMC common stock will be purchased at a price that is 95% of the average market price of the stock on each quarterly purchase date. In accordance with SFAS 123 (R), the stock purchase plan is no longer compensatory beginning October 1, 2005.

If compensation cost for all MMC's share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 for the periods prior to the adoption of SFAS 123 (R), MMC's net income and net income per share for the three and nine-month periods ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions of dollars, except per share figures)	2005	2004	2005	2004

Net Income:
As reported	$65	$21	$365	$856
Adjustment for fair value method, net of tax
	--	(33)	(69)	(117)

Pro forma net income	$65	$(12)	$296	$739

Net Income Per Share:
Basic:
As reported	$0.12	$0.04	$0.68	$1.64
Pro forma	$0.12	$(0.02)	$0.55	$1.42
Diluted:
As reported	$0.12	$0.04	$0.67	$1.60
Pro formas	$0.12	$(0.02)	$0.55	$1.39

The pro forma information reflected above includes stock options issued under MMC’s incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC’s stock purchase plan. In addition, the pro forma information reflected above is based on recognizing the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals over the full vesting term of the award. Beginning July 1, 2005, MMC began recognizing new employee stock option awards granted to retiree-eligible individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals had been recognized for these individuals under this accelerated method, pro forma net income (loss) for the three months ended September 30, 2005 and 2004 would have amounted to $69 million and $(8) million, respectively, and pro forma net income for the nine months ended September 30, 2005 and 2004 would have amounted to $297 million and $749 million, respectively.

MMC Incentive and Stock Award Plans

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

Stock Options: Options granted under the 2000 Plans may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of MMC’s stock at the date of grant. These option awards generally vest 25% per annum and have a contractual term of 10 years. On March 16, 2005, MMC began granting stock option awards that provide for a performance-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of MMC’s stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10)consecutive trading days after the award has vested. For awards without a performance triggering event, compensation cost is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period. For awards with a performance triggering event, each vesting tranche is accounted for as a separate award with its own grant date fair value and requisite service period.

At the May 2005 Annual Meeting, MMC’s shareholders approved a stock option exchange offer. Under the exchange offer, eligible employees could exchange certain deeply underwater options for new options with an estimated fair value equal to 90% of the value of options surrendered in exchange, calculated using the Black-Scholes pricing model. Effective July 1, 2005, employees elected to exchange 42 million options for 16 million new options. The exchange resulted in the retirement of 26 million options and no incremental compensation expense was incurred in connection with the new option grants. Approximately 3,700 employees participated in the exchange offer. The exercise price of the new options of $27.86 is equal to the market price of MMC’s common stock as of the new grant date. The new options were unvested when granted and will vest on the later of the second anniversary of the new option grant or the vesting date of the tendered option. The other terms and conditions of the new options are substantially similar to those of the tendered options they replaced.

The estimated fair value of options granted without a performance-based triggering event was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility prior to July 1, 2005 was calculated based on historical volatility for a period equal to the stock option’s expected life, calculated on a monthly basis. Subsequent to June 30, 2005, MMC began using a blended volatility rate based on the following: i) volatility derived from daily closing price observations for the 10 year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before and one week after the valuation date and (iii) average volatility for the 10 year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted during the periods ended September 30, 2005 and 2004 are as follows:

	2005
	Pre 7/1/05	Post 6/30/05	2004
Risk-free interest rate	3.7%	3.9%	2.8% - 4.0%
Expected life (in years)	5.0	5.0	5.0
Expected volatility	18.5%	29.0%	19.6%
Expected dividend yield	2.2%	2.3%	2.3%

The estimated fair value of options granted with a performance-based triggering event was calculated using a binomial valuation model. The factors and assumptions used in this model are similar to those utilized in the Black-Scholes option pricing valuation model except that risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve over the contractual term of the option, and the expected life is calculated by the model.

The assumptions used in the binomial option pricing valuation model for options granted during the periods ended September 30, 2005 are as follows:

	2005
	Pre 7/1/05	Post 6/30/05
Risk-free interest rate	4.1%-4.5%	4.0%-4.1%
Expected life (in years)	6.7-6.8	5.2-6.5
Expected volatility	17.9%	29.0%
Expected dividend yield	2.2%	2.3%

A summary of the status of MMC’s stock option awards as of September 30, 2005 and changes during the nine month period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Balance at January 1, 2005	86,210,687	$43.22
Granted (including 16,276,656 options granted in connection with Exchange Offer)	33,095,930	$29.22
Exercised	(2,031,444)	$16.85
Canceled or exchanged	(41,751,346)	$47.75		-
Forfeited	(7,230,768)	$44.20
Expired	-	-

Balance at September 30, 2005	68,293,059	$34.35	6.0 years		$83,636

Options vested or expected to vest at September 30, 2005	49,246,168	$35.20	4.9 years		$80,538

Options exercisable at September 30, 2005	33,921,823	$38.49	4.0 years		$48,529

The weighted-average grant-date fair value of MMC's option awards granted during the periods ended September 30, 2005 and 2004 was $6.50 and $7.53, respectively. The total intrinsic value of options exercised during the same periods was $26 million and $53 million, respectively.

As of September 30, 2005, there was $184 million of unrecognized compensation cost related to MMC's option awards. The weighted-average period over which that costs is expected to be recognized is 1.5 years. Cash received from the exercise of stock options for the nine month periods ending September 30, 2005 and 2004 was $34 million and $110 million, respectively.

MMC's policy is to issue treasury shares upon option exercises or share unit conversion. MMC intends to issue treasury shares as long as an adequate number of those shares are available.

     Restricted Stock: Restricted shares of MMC's common stock may be awarded under MMC's Incentive and Stock Award plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares that have been granted generally become unrestricted at the earlier of: (1) January 1 of the eleventh year following the grant or (2) the later of the recipient's normal or actual retirement date. Some restricted shares granted in 2004 cliff vest in seven years.

A summary of the status of MMC’s restricted stock awards as of September 30, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested balance at January 1, 2005	1,749,062	$42.13
Granted	385,514	$28.87
Vested	(313,300)	$35.57
Forfeited	(565,921)	$43.88

Non-vested Balance at September 30, 2005	1,255,355	$38.91

The weighted-average grant-date fair value of MMC’s restricted stock awards granted during the period ended September 30, 2004 was $46.12. The total fair value of MMC’s restricted stock vested during the periods ended September 30, 2005 and 2004 was $16 million and $10 million, respectively.

Restricted Stock Units

Restricted stock units may be awarded under MMC’s Incentive and Stock Award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s restricted stock unit awards as of September 30, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested balance at January 1, 2005	1,429,898	$44.40
Granted	77,593	$29.53
Vested	(638,466)	$46.28
Forfeited	(26,992)	$47.99

Non-vested Balance at September 30, 2005	842,033	$41.48

The weighted-average grant-date fair value of MMC’s restricted stock units granted during the period ended September 30, 2004 was $46.45. The total fair value of MMC’s restricted stock units vested during the periods ended September 30, 2005 and 2004 was $20 million and $30 million, respectively.

Deferred Stock Units

Deferred stock units may be awarded under MMC’s Incentive and Stock Award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s deferred stock unit awards as of September 30, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested balance at January 1, 2005	6,960,404	$44.95
Granted	4,428,018	$29.89
Vested	(1,475,141)	$49.93
Forfeited	(415,676)	$42.64

Non-vested Balance at September 30, 2005	9,497,605	$37.25

The weighted-average grant-date fair value of MMC’s deferred stock units granted during the period ended September 30, 2004 was $47.28. The total fair value of MMC’s deferred stock units vested during the periods ended September 30, 2005 and 2004 was $33 million and $53 million, respectively.

As of September 30, 2005, there was $253 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards.

MMC Stock Purchase Plans

In May 1999, MMC's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”) which terminated on September 30, 1999 following its fifth annual offering. Effective October 1, 2004, certain features in these plans were changed. Under these new features, shares are purchased four times during the plan year (instead of one annual purchase on the last business day of the plan year as was done previously). Also, shares of MMC common stock are purchased at a price that is 85% of the average market price on each quarterly purchase date. Previously, shares were purchased at a price based on 85% of the lower of the market price at the beginning or end of the plan year. Under the 1999 Plan, no more than 40,000,000 shares of MMC's common stock plus the remaining unissued shares in the 1994 Plan may be sold. Employees purchased 3,433,536 shares during the nine months ended September 30, 2005. At September 30, 2005, 24,753,437 shares were available for issuance under the 1999 Plan. In July 2002, the MMC Board of Directors approved an additional 5,000,000 shares of common stock for issuance under the 1995 MMC Stock Purchase Plan for International Employees (the “International Plan”). With the additional shares under the International Plan, no more than 8,000,000 shares of MMC’s common stock may be sold. Employees purchased 1,100,535 shares during the nine months ended September 30, 2005. At September 30, 2005, 862,352 shares were available for issuance under the International Plan. As noted above, effective October 1, 2005, shares of MMC common stock will be purchased at a price that is 95% of the average market price of the stock on each quarterly purchase date.

Putnam Investments Equity Partnership Plan

Under the Putnam Investments Equity Partnership Plan, as amended, (the "Equity Plan") Putnam is authorized to grant or sell to certain employees of Putnam or its subsidiaries restricted common shares of Putnam Investments Trust, the parent of Putnam Investments, LLC ("Class B Common Shares") and options to acquire the Class B Common Shares. Such awards or options generally vest over a period of two to four years. Holders of Putnam Class B Common Shares are not entitled to vote and have no rights to convert their shares into any other securities of Putnam. Awards of restricted stock and/or options may be made under the Equity Plan with respect to a maximum of 12,000,000 shares of Class B Common Shares, which would represent approximately 12% of the outstanding shares on a fully diluted basis, as increased for certain issuances of Putnam Class A Common Stock to MMC.

Options on Class B Shares:

Options on Class B shares of Putnam's common stock, which may be awarded under Putnam's Equity Partnership Plan are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. Unless the Compensation Committee determines otherwise, the exercise price for each option is the fair market value of a Class B share on the date of the option grant. All options granted to a participant become exercisable in accordance with the vesting schedule set forth in the applicable award agreement, provided that the compensation committee has the right to accelerate the exercisability of any option. Notwithstanding any other provision of the Plan, each option shall terminate on and shall not be exercisable after the tenth anniversary of the Grant Date of such option.

On September 29, 2005, certain eligible participants in the Putnam Investments Trust Equity Partnership Plan participated in a voluntary option exchange pursuant to the terms of the Offer to Exchange Certain Outstanding Options (the "Offer to Exchange"), dated August 30, 2005. Under the Offer to Exchange, holders of options on Class B shares meeting certain eligibility requirements could elect to exchange those options for restricted shares with the equivalent value of the exchanged options, as determined using the Black-Scholes valuation model. As a result of the Offer to Exchange, a total of 2,201,850 options were retired and 139,388 restricted shares were issued at a grant price of $28.26 per share.

A summary of the status of Putnam’s stock option awards as of September 30, 2005 and changes during the period then ended is presented below:

	Options on Class B Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Balance at January 1, 2005	4,869,555	$61.61
Granted	5,138,000	$28.62
Exercised	-	-
Canceled	-	-
Forfeited or exchanged	(3,036,500)	$63.68
Expired	-	-

Balance at September 30, 2005	6,971,055	$36.39	8.4 years	$ 0

Options vested or expected to vest at September 30, 2005	5,069,659	$38.87	7.9 years	$ 0

Options exercisable at September 30, 2005	1,633,180	$58.03	4.4 years	$ 0

The total fair value of Putnam's option awards outstanding as of September 30, 2005 was $26 million. The weighted-average grant-date fair value of Putnam’s option awards granted for the period ended September 30, 2004 was $5.27. No options were exercised during these periods.

As of September 30, 2005, there was $20 million of unrecognized compensation cost related to Putnam’s option awards. The weighted-average period over which that cost is expected to be recognized is 3.6 years.

Restricted Stock: Restricted shares of Putnam's common stock which may be awarded or sold under Putnam's Equity Partnership Plan are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. All restricted stock granted or sold to a participant vests in accordance with the vesting schedule set forth in the applicable award agreement, provided that the Compensation Committee has the right to accelerate the vesting of any restricted stock.

A summary of the status of Putnam’s restricted stock awards as of September 30, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested balance at January 1, 2005	1,929,496	$41.69
Granted (including 139,388 shares granted in connection with the Offer to Exchange)	4,111,304	$28.38
Vested	(647,816)	$49.43
Forfeited	(140,732)	$34.66

Non-vested Balance at September 30, 2005	5,252,252	$30.51

The weighted-average grant-date fair value of Putnam’s restricted stock awards granted during the period ended September 30, 2004 was $33.58. The total fair value of Putnam’s restricted stock vested during the periods ended September 30, 2005 and 2004 was $19 million and $21 million, respectively.

As of September 30, 2005, there was $134 million of unrecognized compensation cost related to Putnam’s restricted stock awards.

10.	Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. law and laws in the non-U.S. jurisdictions in which MMC offers defined benefit plans.

The target asset allocation for the U.S. Plan is 70% equities and 30% fixed income, and for the U.K. Plan, which comprise approximately 85% of non-U.S. Plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. Plan was 75% to equities and 25% to fixed income, and for the U.K. Plan was 59% to equities and 41% to fixed income.

In September 2005, the Company contributed 8 million unregistered shares of MMC stock, valued at $205 million, into the U.S. Plan. Prior to this contribution, the U.S. qualified Plan held no MMC securities. There are no MMC securities held in the U.K. Plan.

The components of the net periodic benefit cost (income) for defined benefit and other postretirement plans are as follows:
Combined U.S. and significant non-U.S. Plans

For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$61	$58	$1	$3
Interest cost	117	105	4	4
Expected return on plan assets	(158)	(154)	—	—
Amortization of prior service credit	(9)	(9)	—	(1)
Amortization of transition asset	—	(1)	—	—
Recognized actuarial loss	43	22	(1)	-

Net Periodic Benefit Cost	$54	$21	$4	$6

Curtailment loss	(1)	—	—	—
Special termination benefits	1	1	—	—

Total Expense	$54	$22	$4	$6

Combined U.S. and significant non-U.S. Plans

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$187	$173	$8	$8
Interest cost	356	315	14	15
Expected return on plan assets	(482)	(462)	—	—
Amortization of prior service credit	(28)	(28)	(1)	(1)
Amortization of transition asset	(1)	(3)	—	—
Recognized actuarial loss	134	67	1	2

Net Periodic Benefit Cost	$166	$62	$22	$24

Settlement loss	1	1	—	—
Curtailment loss	(1)	—	—	—
Special termination benefits	5	2	—	—

Total Expense	$171	$65	$22	$24

U.S. Plans only

For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$23	$20	$1	$3
Interest cost	44	41	3	3
Expected return on plan assets	(58)	(58)	—	—
Amortization of prior service credit	(9)	(9)	—	(1)
Amortization of transition asset	—	(1)	—	—
Recognized actuarial loss	19	11	(1)	1

Net Periodic Benefit Cost	$19	$4	$3	$5

U.S. Plans only

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$68	$58	$7	$7
Interest cost	132	123	12	13
Expected return on plan assets	(174)	(173)	—	—
Amortization of prior service credit	(28)	(28)	(1)	(1)
Amortization of transition asset	—	(3)	—	—
Recognized actuarial loss	58	34	1	2

Net Periodic Benefit Cost	$56	$11	$19	$21

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) became law. The net periodic benefit cost for 2005 shown above includes the subsidy, which did not have a material impact.
Significant non-U.S. Plans only

For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$38	$38	$—	$—
Interest cost	73	64	1	1
Expected return on plan assets	(100)	(96)	—	—
Recognized actuarial loss	24	11	—	—

Net periodic benefit cost	$35	$17	$1	$1

Settlement loss	—	—	—	—
Curtailment Loss	(1)	—	—	—
Special termination benefits	1	1	—	—

Total Expense	$35	$18	$1	$1

Significant non-U.S. Plans only

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004

Service cost	$119	$115	$1	$1
Interest cost	224	192	2	2
Expected return on plan assets	(308)	(289)	—	—
Recognized actuarial loss	76	33	—	—
Amortization of transition (asset) obligation	(1)	—	—	—

Net periodic benefit cost	$110	$51	$3	$3

Settlement loss	1	1	—	—
Curtailment Loss	(1)	—	—	—
Special termination benefits	5	2	—	—

Total Expense	$115	$54	$3	$3

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:
Combined U.S. and significant non-U.S. Plans

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted average assumptions:
Expected return on plan assets	8.4%	8.5%	—	—
Discount rate	5.5%	5.8%	5.9%	6.3%
Rate of compensation increase	3.6%	3.7%	—	—

11.	Debt

MMC’s outstanding debt is as follows:

	September 30,	December 31,
(In millions of dollars)	2005	2004

Short-term:
Commercial paper	$—	$129
Revolving credit facility	12	434
Bank loans	-—	3
Current portion of long-term debt	65	70

	$77	$636

Long-term:
Term loan — 2 year floating rate note due 2006	$—	$1,300
Senior notes — 7.125% due 2009	399	399
Senior notes — 5.375% due 2007 (4.0% effective interest rate)	509	514
Senior notes — 6.25% due 2012 (5.1% effective interest rate)	265	266
Senior notes — 3.625% due 2008	249	249
Senior notes — 4.850% due 2013	249	249
Senior notes — 5.875% due 2033	295	295
Senior notes — 5.375% due 2014	646	646
Senior notes — 3 year floating rate note due 2007 (3.71% at September 30, 2005)	499	499
Senior notes — 5.15% due 2010	547	—
Senior notes — 5.75% due 2015	745	—
Mortgage — 5.701% due 2035	475	—
Mortgage — 9.8% due 2009	-	200
Notes payable — 8.62% due 2005	—	65
Notes payable — 7.68% due 2006	61	61
Revolving credit facility	45	-
Other	10	18

	4,994	4,761
Less current portion	65	70

	$4,929	$4,691

The weighted average interest rates on MMC’s outstanding short-term debt at September 30, 2005 and December 31, 2004 are 7.7% and 3.0%, respectively.

In September 2005, MMC entered into a 30-year $475 million fixed rate non-recourse mortgage loan agreement due 2035, bearing an interest rate of 5.701%, in connection with its interest in its worldwide headquarters building in New York City. MMC prepaid its existing $200 million 9.8% mortgage due 2009. The incremental proceeds from the refinancing, net of mortgage prepayment costs were used to repay outstanding short-term debt. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater. Mortgage prepayment costs of $34 million related to this transaction are included in interest expense in the Consolidated Statements of Income.

In September 2005, MMC issued $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015 (the "2005 Notes"). The net proceeds from the 2005 Notes were used to pay down the $1.3 billion Term Loan Facility discussed below.

In December 2004, MMC completed financing with respect to a $1.3 billion Term Loan Facility and the amendment of its existing $1 billion revolving credit facility which expires in June 2007 and $700 million revolving credit facility which expires in June 2009. The Term Loan Facility, which was repaid with proceeds from the issuance of the 2005 Notes, was scheduled to mature on December 31, 2006 and replaced revolving credit facilities of $700 million and $355 million, which were due to expire in 2005. The proceeds from the Term Loan Facility were used to pay down the outstanding balances on revolving credit facilities. The interest rates on these facilities vary based upon the level of usage of the facility and MMC’s credit ratings. Each of these facilities requires MMC to maintain certain coverage and leverage ratios on the last day of the measurement period specified in the contract and the guarantors identified in the contract must meet certain guaranty minimum coverage percentages.

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

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with this plan, MMC incurred restructuring charges of $245 million in the nine months ended September 30, 2005, of which $190 million was recorded in risk and insurance services and $55 million was recorded in corporate. The amounts incurred and paid in 2005 and the liability as of September 30, 2005 are as follows:

	Accrued	Utilized	Remaining
	in	in	Liability at
(In millions of dollars)	2005	2005	9/30/05

Severance and benefits	$170	$(77)	$93
Future rent on non-cancelable leases	77	(10) (a)	67
Other exit costs	(2)	12 (b)	10

	$245	$(75)	$170

(a)	Includes approximately $25 million of payments received under execution of lease that was included as part of the net cash flows in the calculation of the liability.

(b)	Includes approximately $16 million of payments received on the disposal of small commercial accounts and other dispositions.
Costs of approximately $95 million related to the 2005 restructuring are expected to be incurred after September 30, 2005. The expenses associated with these initiatives are included in Other operating expenses in the Consolidated Statements of Income. Liabilities associated with these initiatives are classified on the Consolidated Balance Sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the item.
2004 Plan
In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2004 Plan”). In connection with the 2004 Plan, MMC incurred restructuring charges of $337 million in the year ended December 31, 2004 and $5 million in 2005. The breakdown by segment was $236 million, $62 million, and $26 million in risk and insurance services, consulting and investment management, respectively. An additional $18 million of restructuring expense was recorded in corporate. Utilization of the 2004 charges is summarized as follows:

				Additions/
		Utilized	Utilized	Changes in	Remaining
	Accrued in	in	in	Estimates	Liability at
(In millions of dollars)	2004	2004	2005	2005	9/30/05

Severance and benefits	$273	$(48)	$(172)	$2	$55
Future rent on non-cancelable leases	28	(1)	(9)	(2)	16
Lease termination costs	18	—	—	—	18
Other exit costs	18	(10)	(9)	5	4

	$337	$(59)	$(190)	$5	$93

The expenses associated with the 2005 Plan and the 2004 Plan are included in Other operating expenses in the Consolidated Statements of Income. Liabilities associated with these initiatives are classified on the Consolidated Balance Sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the item.

13.	Common Stock

MMC has not repurchased common stock in 2005 and currently has no plans to repurchase its common stock.

14.	Claims, Lawsuits and Other Contingencies

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

On October 14, 2004, NYAG filed a civil complaint in New York State court (the “NYAG Lawsuit”) against MMC and Marsh Inc. (collectively, “Marsh”) asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud. The complaint alleged that market service agreements between Marsh and various insurance companies (the “Agreements”) created an improper incentive for Marsh to steer business to such insurance companies and to shield them from competition. The complaint further alleged that the Agreements were not adequately disclosed to Marsh’s clients or MMC’s investors. In addition, the complaint alleged that Marsh engaged in bid-rigging and solicited fraudulent bids to create the appearance of competitive bidding. The complaint sought relief that included an injunction prohibiting Marsh from engaging in the alleged wrongful conduct, disgorgement of all profits related to such conduct, restitution and unspecified damages, attorneys’ fees, and punitive damages.

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

Pursuant to the Settlement Agreement, Marsh agreed to establish a fund of $850 million (the “Fund”), payable over four years, for Marsh policyholder clients. A copy of the Settlement Agreement was previously disclosed as an exhibit to MMC’s Current Report on Form 8-K dated January 31, 2005. As a general matter, U.S. policyholder clients who retained Marsh to place insurance between 2001 and 2004 that resulted in Marsh receiving market service revenue are eligible to receive a pro rata distribution from the Fund, provided that they notified Marsh of their decision to participate in the Fund by September 20, 2005. No showing of fault, harm or wrongdoing is required in order to receive a distribution. No portion of the Fund represents a fine or penalty against Marsh and no portion of the Fund will revert to Marsh. Clients who have voluntarily elected to participate in the Fund have tendered a release relating to the matters alleged in the NYAG Lawsuit and the Amended Citation, except for claims which are based upon, arise out of or relate to the purchase or sale of MMC securities. The Settlement Agreement further provides that Marsh will not seek or accept indemnification pursuant to any insurance policy for amounts payable pursuant to the Settlement Agreement.

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

The Settlement Agreement further provides that Marsh reserves the right to request that NYAG and the NYSID modify the Settlement Agreement if compliance with any portion thereof proves impracticable. On April 28, 2005, the parties entered into Amendment No. 1 to the Settlement Agreement, which modifies the scope of the application of the business reforms provisions with respect to MMC operations outside the United States. This amendment was included as an exhibit to MMC’s Quarterly Report on Form 10-Q dated March 31, 2005. In addition, in connection with MMC’s October 2005 sale of Crump Group, Inc., its U.S.-based wholesale broking business, the parties entered into Amendment No. 2 to the Settlement Agreement, dated September 27, 2005, for the purpose of clarifying that the Settlement Agreement shall not apply to Crump Group, Inc. following such sale.

Though Mercer Inc. ("Mercer") was not a defendant in the NYAG Lawsuit, U.S. policyholder clients that retained Mercer between 2001 and 2004 to place, renew, consult on or service insurance policies that resulted in Mercer receiving contingent commissions were also eligible to participate in the Fund.

On or about May 20, 2005, Marsh distributed notices to eligible policyholders entitled to receive a distribution of at least $10 from the Fund, pursuant to which eligible policyholders had until September 20, 2005 to elect whether to participate in the Fund. Approximately 70,000 eligible policyholders across the United States have elected to receive a distribution, and will receive approximately $750 million of the $850 million made available under the Fund. As described above, each policyholder electing to participate in the Fund, as a condition to such participation, tendered a release relating to the matters alleged in the NYAG Lawsuit and the Amended Citation, except for claims which are based upon, arise out of or relate to the purchase or sale of MMC securities.

The Settlement Agreement does not resolve any investigation, proceeding or action commenced by NYAG or NYSID against any former or current employees of Marsh. As part of the Settlement Agreement, Marsh apologized for the improper conduct of certain employees. Marsh also agreed to continue to cooperate with NYAG and NYSID in connection with their ongoing investigations of the insurance industry, and in any related proceedings or actions. Since the filing of the NYAG lawsuit, ten former Marsh employees have pleaded guilty to criminal charges relating to the matters under investigation. On September 15, 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. NYAG has indicated that its investigation of the insurance industry is continuing.

Related Litigation

As of November 7, 2005, numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and its current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

•

Approximately 21 putative class actions purportedly brought on behalf of policyholders were filed in various federal courts. On February 17, 2005, the Judicial Panel on Multidistrict Litigation transferred a number of these federal cases to the District of New Jersey for coordination or consolidated pretrial proceedings (the "MDL Cases") and a number of additional cases have since been transferred to that court. It is expected that nearly all federal putative class actions by policyholders either now pending or filed hereafter will be transferred there as well. On August 1, 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of "commercial" policyholders and the second on behalf of a purported class of "employee benefit" policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys' fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification.

Six class or representative actions on behalf of policyholders are pending in state courts. There are also approximately a dozen actions brought by individual policyholders and others relating to matters alleged in the NYAG Lawsuit, and additional policyholder suits may be filed. In addition, two putative class actions are pending in Canada.

•

On January 21, 2005, the State of Connecticut brought an action against Marsh in the Connecticut Superior Court. The State alleged that Marsh violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for Connecticut’s Department of Administrative Services (the “DAS”). On September 21, 2005, the State amended its complaint. In addition to its allegations about the DAS transaction, the amended complaint asserts that Marsh violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums. The State also claims that Marsh improperly accepted contingent commissions and concealed these commissions from its clients.

•

Four purported class actions on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. On January 26, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. On April 19, 2005, the co-lead plaintiffs filed a lengthy consolidated complaint. The consolidated complaint names MMC, Marsh, Inc., MMC’s independent registered public accounting firm and twenty present and former directors and officers of MMC and certain affiliates as defendants. The purported class period in the consolidated complaint extends from October 14, 1999 to October 13, 2004.

The consolidated complaint alleges, among other things, that MMC inflated its earnings during the class period by engaging in unsustainable business practices based on contingent commissions. The consolidated complaint further alleges, among other things, that defendants deceived the investing public regarding MMC’s business, operations, management, and the intrinsic value of MMC’s stock, and caused the plaintiffs and other members of the purported class to purchase MMC’s securities at artificially inflated prices. The consolidated complaint further alleges that MMC failed to disclose that the revenue derived from market service agreements with insurers was part of an unlawful scheme, which could not be sustained and which exposed MMC to significant regulatory sanctions, and that MMC failed to disclose certain alleged anti-competitive and illegal practices, such as “bid rigging” and soliciting fictitious quotes, at MMC’s subsidiaries. The consolidated complaint further alleges that MMC’s revenues and earnings would have been significantly lower had MMC’s subsidiaries not engaged in these allegedly unlawful business practices, and that MMC’s earnings were overstated because MMC failed to establish a reserve for contingent losses associated with its allegedly improper activities. The consolidated complaint further alleges that MMC misled its clients and the investing public concerning, among other things, its business ethics, its loyalty to its clients’ interests, the magnitude of its contingent commissions, and the nature of any services provided to insurers in exchange for contingent commissions.

The consolidated complaint includes, among other things, factual allegations similar to those asserted in the NYAG Lawsuit. It also includes, among other things, factual allegations concerning alleged misconduct at Mercer and Putnam and alleged conflicts of interest associated with MMC Capital. The consolidated complaint includes claims for violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. In addition, the consolidated complaint includes claims for common law fraud and deceit, negligent misrepresentation, and violations of state securities laws, which are being asserted on behalf of a subclass of municipal and state pension funds. The consolidated complaint seeks unspecified compensatory damages and attorneys’ fees.  Following the announcement of the NYAG Lawsuit and related actions taken by MMC, the MMC stock price dropped from approximately $45 per share to a low of approximately $22.75 per share. All defendants have filed motions to dismiss the consolidated complaint.

•	Three individual shareholder actions have been filed against MMC and others in various state courts around the country. MMC and other defendants have removed two of these actions to federal court.

•

Fourteen shareholder derivative actions have been filed against MMC’s current and former directors and officers in the Court of Chancery of the State of Delaware, the United States District Court for the Southern District of New York and the New York Supreme Court for New York County. These actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their alleged breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. Three of the shareholder derivative actions filed in the Southern District of New York have been voluntarily dismissed. The remaining five actions pending in the Southern District of New York have been consolidated as a single action (the “Federal Derivative Action”). The five actions pending in the Court of Chancery also have been consolidated as a single action (the “Delaware Derivative Action”). On April 4, 2005, the plaintiffs in the Delaware Derivative Action filed an amended and consolidated complaint that named American International Group, Inc. (“AIG”), Maurice R. Greenberg, and ACE Limited as additional defendants. Pursuant to an order of the Court of Chancery approving a stipulation of the parties, the Delaware Derivative Action is stayed pending a ruling on a motion to dismiss the Southern District of New York securities class action. The derivative action pending in the New York Supreme Court has also been stayed pending resolution of the Federal Derivative Action.

On August 24, 2005, two purported stockholders of MMC filed an action in the Delaware Court of Chancery, allegedly on behalf of MMC and Marsh, Inc., naming MMC’s independent registered public accounting firm as a defendant and alleging claims of breach of professional duty, aiding and abetting and breach of contract against such firm in connection with actions taken by its personnel with respect to MMC and its subsidiaries. The parties to this derivative action have agreed that it will also remain stayed pending resolution of the motions to dismiss pending a ruling on a motion to dismiss the Southern District of New York securities class action.

MMC has also received six demand letters from stockholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands are under consideration by the MMC Board of Directors. M.F. Henry, one of the stockholders who had made such a demand, subsequently filed a shareholder derivative complaint alleging that the Board of Directors had refused to respond to her demand. Subsequently, her action was consolidated in the Federal Derivative Action. Henry has since filed an amended shareholder derivative complaint adding as defendants three former Marsh employees who have pleaded guilty to certain criminal charges. In addition to the derivative claims already asserted in the Federal Derivative Action, the amended Henry complaint purports to assert individual claims against certain current and former directors and officers of MMC, alleging violations of the federal securities laws, including Sections 10(b), 14(a) and 20 of the Securities Exchange Act of 1934. Lead counsel to plaintiffs and counsel to defendants in the Federal Derivative Action have submitted a stipulation seeking to stay the Federal Derivative Action in favor of the Delaware Derivative Action. Henry has objected to the proposed stay; the court is reviewing the matter.

•

Twenty purported class actions alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), have been filed in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of the Marsh & McLennan Companies Stock Investment Plan (the “Plan”). On February 9, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and lead counsel to represent the purported class. Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) on June 15, 2005, naming MMC and various current and former employees, officers and directors as defendants. The Consolidated Complaint alleges, among other things that, in view of the purportedly fraudulent bids and the receipt of contingent commissions pursuant to the market service agreements referred to above, the defendants knew or should have known that the investment of the Plan’s assets in MMC stock was imprudent. The Consolidated Complaint also asserts that certain defendants failed to provide the Plan’s participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The Consolidated Complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The Consolidated Complaint alleges that during the purported class period, which extends from July 1, 2000 until January 31, 2005, MMC stock fell from $52.22 to $32.50. MMC and the other defendants have filed a motion to dismiss the Consolidated Complaint.

•

On February 23, 2005, the plaintiffs in a shareholders derivative suit pending in the Delaware Court of Chancery against the directors and officers of AIG filed a consolidated complaint that named MMC, Marsh, Inc., Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Corporate Defendants”) and Jeffrey W. Greenberg, MMC’s former chief executive officer, as additional defendants. Subsequently, the plaintiffs filed an amended consolidated complaint that added as defendants five former Marsh employees who have pleaded guilty to certain criminal charges (Greenberg and those five former employees, together with the MMC Corporate Defendants, the “MMC Defendants”). As amended, this action alleges, among other things, that the MMC Defendants, certain AIG employees and others engaged in conspiracy and common law fraud with respect to the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid rigging and kickback schemes, and that AIG was harmed thereby. This action further alleges that the MMC Corporate Defendants aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct described in the NYAG Lawsuit and that the MMC Corporate Defendants were unjustly enriched. The consolidated complaint asserts that the MMC Defendants are liable to AIG for damages and also seeks the return of all contingent commission payments made by AIG to the MMC Corporate Defendants.

In addition, on May 6, 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint that names MMC and Jeffrey W. Greenberg as additional defendants and asserts claims against MMC and Greenberg for allegedly aiding and abetting breaches of fiduciary duties by AIG's directors and officers and for unjust enrichment. On July 18, 2005, the plaintiffs in the AIG Federal Suit filed an amended shareholder derivative complaint containing substantially identical allegations and claims against MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and Greenberg, and seeking to recover damages and the disgorgement of contingent commissions.

Both the Delaware Chancery Court derivative action and the AIG federal suit are stayed by orders of the respective courts, approving stipulations to that effect filed by the parties.

In addition, plaintiffs’ counsel in a federal securities fraud purported class action against AIG and others (to which MMC is not a party) relating to price declines in AIG’s stock has indicated that plaintiffs may assert claims against MMC in that action.

•

On May 13, 2005, the plaintiffs in a purported securities fraud class action suit pending in the United States District Court for the Southern District of New York against Axis Capital Holdings Limited (“Axis”) and certain of its officers filed a consolidated complaint that named MMC, among others, as an additional defendant. This purported class action is on behalf of all persons and entities that purchased or acquired Axis’s publicly traded common stock during a purported class period from August 6, 2003 to October 14, 2004. The complaint alleges violations of federal securities laws in connection with defendants’ purported failure to disclose alleged improper business practices concerning incentive commission payments by Axis to (among others) Marsh Inc. With regard to MMC, the complaint also alleges that various entities and partnerships managed by or associated with MMC Capital Inc. sold Axis common stock to members of the purported class knowing of the alleged inflated valuation of such stock, and seeks damages for alleged violations of federal securities laws. MMC and the other defendants have moved to dismiss this action.

Related Regulatory Matters

•

Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other state and federal governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. As of November 7, 2005, offices of attorneys general in 21 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 36 jurisdictions. MMC and its subsidiaries are cooperating with these requests from regulators. MMC has recently been contacted by certain of the above state entities indicating that they may file civil actions or otherwise seek additional monetary or other remedies from MMC. In addition, MMC or its subsidiaries may face administrative proceedings or other regulatory actions, fines or penalties, including, without limitation, actions to revoke or suspend their insurance broking licenses.

•

On September 21, 2005, the National Association of Insurance Commissioners (the “NAIC”) issued a press release indicating that over 30 state insurance regulators working collaboratively through the NAIC had reached a multi-state regulatory settlement with MMC and Marsh Inc. The NAIC settlement agreement reaffirms MMC’s commitment, under the Settlement Agreement with NYAG and the NYSID, to establish a no-fault compensation fund for policyholder clients across the United States, and provides for state-by-state enforcement of the business reforms agreed to be implemented pursuant to the Settlement Agreement. As of November 7, 2005, the NAIC settlement agreement has been executed by MMC and Marsh Inc., and has been adopted and/or agreed to by 21 state insurance commissioners.

•

On August 11, 2005, MMC, Marsh Inc. and the Attorney General for the District of Columbia entered into an agreement resolving the Attorney General’s investigation under the District of Columbia Antitrust Act. Pursuant to this agreement, Marsh Inc. represented that it had adopted a number of business reforms pursuant to the Settlement Agreement with NYAG and the NYSID; agreed to cooperate with the Attorney General; agreed to afford to the Attorney General investigation rights in the District of Columbia with respect to such business reforms; and agreed to reimburse the District of Columbia for $25,000 of its investigatory costs.

•

In Australia, the Australian Securities and Investments Commission (ASIC) requested information and documents from insurers and brokers, including Marsh, as part of an examination of brokers’ remuneration practices. ASIC released its report on insurance broker remuneration arrangements on June 30, 2005. The report concluded that ASIC did not find evidence of systemic misconduct, but it did identify deficiencies in certain Australian brokers' management of conflicts of interest and disclosure of remuneration. The report did not identify any brokers by name, but indicated that ASIC would be in contact with individual entities to seek to remedy any potential breaches identified. Marsh has been advised by ASIC that there are no matters arising out of the report or its investigations which it wishes to raise with Marsh at this time with respect to remuneration practices.

Putnam-Related Matters

Regulatory Matters

•

On November 13, 2003, the Securities and Exchange Commission (the “SEC”) issued an order accepting Putnam’s offer of settlement with respect to excessive short-term trading by certain Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”). The SEC’s order contained findings of fact, which Putnam neither admitted nor denied, that Putnam had violated the Investment Advisers Act of 1940 and the Investment Company Act of 1940. The order included a final censure, remedial undertakings, and a requirement that Putnam cease and desist from engaging in certain practices. The SEC found that certain former Putnam investment management employees had engaged in excessive short-term trading of Putnam Funds in their personal accounts and that Putnam had failed (a) to disclose this trading activity to the funds’ Trustees or shareholders, (b) to take adequate steps to detect and deter such trading activity and (c) to adequately supervise these former employees. Under the terms of the order, Putnam agreed to a number of remedial compliance actions and agreed that an independent assessment consultant would be engaged to determine the amount of restitution that Putnam would be required to pay in order to make investors in the Putnam Funds whole for losses attributable to such excessive short-term trading. On April 8, 2004, the SEC issued a supplemental order pursuant to which Putnam was required to pay $5 million in restitution and a civil monetary penalty of $50 million. The supplemental order also provided that if the amount of restitution calculated by the independent assessment consultant under the SEC order exceeded $10 million, Putnam would be responsible for paying the excess.

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

On March 3, 2005, the independent assessment consultant issued his assessment reports under the SEC and the Massachusetts orders. He concluded that $108.5 million was the total amount of restitution payable by Putnam to fund shareholders. Putnam will pay $25 million of this amount from the amounts previously made available for restitution under the SEC and Massachusetts orders, and recorded a charge for the additional $83.5 million in 2004. In addition to the $108.5 million in restitution, Putnam Funds shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC. The independent assessment consultant appointed under the SEC and Massachusetts orders was also appointed as the independent distribution consultant under both orders, and is developing a plan that will provide for the distribution of these restitution amounts to Putnam Funds shareholders. Putnam will incur additional costs in connection with implementing the distribution plan.

In a separate action, the SEC is seeking an injunction against two of the former investment management employees referenced above.

In late 2003 and continuing through the Spring of 2005, Putnam received document subpoenas and/or requests for information from the United States Attorney for the District of Massachusetts, the National Association of Securities Dealers (the “NASD”), the U.S. Department of Labor (the “Department of Labor”), the Florida Department of Financial Services, the Offices of the Secretary of State and the State Auditor for the State of West Virginia, the Connecticut Department of Banking, and certain other state regulatory and enforcement authorities inquiring into, among other things, the matters that were the subject of the proceedings by the SEC and the Massachusetts Securities Division as described above.

•

In the Spring of 2004, Putnam received document requests and subpoenas from the Massachusetts Securities Division, NYAG, the SEC and the Department of Labor relating to plan expense reimbursement agreements between Putnam and certain multi-employer deferred compensation plans that are Putnam clients, and also relating to Putnam's relationships with consultants retained by multi-employer deferred compensation plans. At that time, the Massachusetts Securities Division took testimony from a number of Putnam employees relating to these matters.

•

The Enforcement Staff of the SEC’s Boston Office is investigating certain matters that arose in the defined contribution plan administration business formerly conducted by Putnam Fiduciary Trust Company (“PFTC”). Putnam also has received requests for information about certain of these matters from the Massachusetts Securities Division, the Department of Labor and the Federal Deposit Insurance Corporation (the “FDIC”). One of the matters relates to the manner in which certain operational errors were corrected in connection with a January 2001 transfer and investment of assets on behalf of a 401(k) defined contribution plan. The manner in which these errors were corrected affected the plan and five of the Putnam Funds in which certain plan assets were invested. Putnam has made restitution to the plan and the affected Putnam Funds. Putnam also has made a number of personnel changes, including replacing senior managers, and has implemented changes in procedures. A second matter relates to the source and use of funds paid to a third-party vendor by PFTC in exchange for information consulting services. Putnam has re-processed the payment of these consulting expenses in accordance with Putnam’s corporate expense payment procedures.

On or about September 9, 2004, the SEC issued a Formal Order directing an investigation into the two matters described above and designating officers to take testimony in furtherance of this investigation. In addition, on or about September 29, 2004, the Examination Staff of the SEC’s Boston District Office communicated to Putnam and to the Board of Trustees of the Putnam Funds the Examination Staff’s belief that Putnam and certain of its employees may have violated certain provisions of federal law in connection with these two matters. The Examination Staff has requested that Putnam provide additional information regarding these matters and a description of the steps Putnam has taken or intends to take with respect to these matters, and Putnam has undertaken to do so in connection with the Enforcement Staff’s ongoing investigation. It is possible that the Enforcement Staff may take enforcement action with respect to these matters.

During the course of the SEC's investigation of these matters, issues have arisen relating to the calculation of certain amounts paid by the Putnam Funds in previous years. The previous payments were cost reimbursements by the Putnam Funds to Putnam for transfer agent services relating to defined contribution operations. These issues are being reviewed by Putnam and the Trustees of the Putnam Funds and, pending the completion of this review, Putnam has recorded a charge of $30 million (and an additional $5 million of interest) for the estimated cost that it believes will be necessary to address these issues. Putnam also has briefed the SEC, the FDIC and other governmental authorities on this matter.

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

•

The Fort Worth office of the SEC has stated that it does not believe that the previous structure of the Putnam Research Fund’s investment management fee, which included a performance component in addition to a base fee, fully complied with SEC regulations concerning performance fees. In order to resolve this matter, Putnam has submitted an offer of settlement to the SEC’s Fort Worth office. The offer of settlement, pursuant to which Putnam would neither admit nor deny wrongdoing, remains subject to acceptance by the SEC. In connection with the proposed settlement, Putnam recorded a reserve of approximately $2 million in the fourth quarter of 2004 to cover reimbursement to the Putnam Funds of retroactive adjustments to the fee structure from April 1, 1997 (the date when the performance was put in effect) through September 27, 2004. This reserve was reduced to $1.7 million in the third quarter of 2005.

•

Starting in May 2004, Putnam received and responded to requests for information from the Washington staff of the SEC’s Office of Compliance Inspections and Examinations as part of an SEC sweep concerning closed-end fund distributions. In

April and July 2005, Putnam received and responded to follow-up requests concerning the same subject matter from the SEC’s Division of Enforcement, which has indicated its belief that Putnam’s issuance of notices to shareholders in connection with dividend payments by certain of Putnam’s closed-end funds did not comply with applicable SEC disclosure requirements. Putnam is currently engaged in discussions with the SEC staff regarding a resolution of this matter.

•

Starting in January 2004, the NASD has made several requests for information relating to reimbursement of expenses to participants at certain sales meetings. Putnam has fully responded to these requests and is cooperating with the NASD’s investigation.

Putnam is cooperating with the regulatory authorities in connection with the matters described above.

"Market-Timing" Related Litigation

As of November 7, 2005, MMC and Putnam had received complaints in over 70 civil actions based on allegations of "market-timing" and, in some cases, “late trading” activities. These actions were filed in courts in various states. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints on September 29, 2004. MMC and Putnam have moved to dismiss the various complaints pending in federal court in Maryland, which are described below:

•

MMC and Putnam, along with certain of their former officers and directors, have been named in a consolidated amended class action complaint (the “MMC Class Action”) purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the “Class Period”). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam Funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants’ purportedly misleading statements or omissions, MMC’s stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief.

•

MMC and Putnam have also been named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam Funds, and in another consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam Funds. These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late-trading activity that allegedly occurred in certain Putnam Funds. The derivative suit seeks additional relief, including termination of the investment advisory contracts between Putnam and the funds, cancellation of the funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the funds over a certain period of time. In addition to MMC and Putnam, various Putnam affiliates, certain trustees of Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in Putnam Funds are named as defendants. The complaints allege violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Sections 36(a) and (b), 47 and 48(a) of the Investment Company Act of 1940, and Sections 206 and 215 of the Investment Advisers Act, as well as state law claims for breach of fiduciary duty, breach of contract, unjust enrichment and civil conspiracy. On November 3, 2005, the court dismissed all such claims except for those claims alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 36(b) and 48(a) of the Investment Company Act of 1940. Putnam has also been named as a defendant in its capacity as a sub-advisor to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

•

A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant (the “MMC Derivative Action”). The MMC Derivative Action generally alleges that the members of MMC’s Board of Directors violated the fiduciary duties they owed to MMC and its shareholders as a result of a failure of oversight of market-timing in Putnam mutual funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants’ fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief. MMC has also received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on allegations of market-timing in the Putnam Funds. The first letter asked to have the Board of Trustees of the Putnam Funds, as well as the MMC Board, take action to remedy those alleged breaches of fiduciary duty. The second letter demanded that MMC commence legal proceedings against the MMC directors, the senior management of Putnam, the Putnam Funds’ Trustees and MMC’s auditor to remedy those alleged breaches of fiduciary duty.

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

•	A number of the Putnam Funds have been named as defendants in a purported class action brought on behalf of certain holders of the funds' Class B shares who either (i) held such shares and were subject to certain contingent deferred sales charges ("CDSC's") as of October 28, 2003, or (ii) were assessed a CDSC for redeeming such shares on or after October 28, 2003. Plaintiff alleges that Putnam engaged in misconduct constituting a breach of contract and breach of the covenant of good faith and fair dealing with purported class members by allowing market-timing. Plaintiff seeks, among other things, actual damages or statutory damages of $25 for each class member (whichever is greater) and relief from paying a CDSC for redeeming Class B shares. In August 2005, this action was transferred to the consolidated proceedings in the United States District Court for the District of Maryland, described above.

Putnam has agreed to indemnify the Putnam Funds for any liabilities arising from market-timing activities, including those that could arise in the above securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

Other Putnam Litigation

•

Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by the nine Putnam Funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the advisory and distribution fees paid to defendants by those funds beginning one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. On August 13, 2004, defendants filed a motion to dismiss the complaint for failure to state a claim for relief, which, by order dated March 28, 2005, the Court granted in part and denied in part. Plaintiffs served an amended complaint on April 4, 2005.

•

Certain Putnam entities have been named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas (“ERS”). ERS alleges that Putnam breached its investment management agreement and did not make appropriate disclosures to ERS at the time the investment management agreement was executed. Putnam also is engaged in an arbitration involving similar issues with another former institutional client.

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

•

Commencing on July 9, 2004, PFTC, as well as Cardinal Health and a number of other Cardinal-related fiduciaries, were named as defendants in a litigation pending in the United States District Court for the Southern District of Ohio relating to the allegedly imprudent investment of retirement plan assets in Cardinal stock in the Cardinal Health Profit Sharing, Retirement and Savings Plan and its predecessor plans.  PFTC was a directed trustee of this plan.  Plan participants have sued, alleging that plan assets were imprudently invested in Cardinal stock when the market price of Cardinal stock was artificially inflated, and that the plan fiduciaries failed to disclose material information necessary for participants to make informed decisions concerning investments in such stock. A consolidated amended complaint was filed on April 29, 2005. PFTC filed a motion to dismiss the consolidated amended complaint on August 22, 2005.

Other Governmental Inquiries Relating to MMC and its Subsidiaries

•

On June 13, 2005, the European Commission announced its intention to commence an investigation (a so-called sector inquiry) into competition in the financial services sector. In announcing the investigation, the Commission stated, among other things: “The Commission is concerned that in some areas of business insurance (the provision of insurance products and services to businesses), competition may not be functioning as well as it could.... Insurance and reinsurance intermediation will also be part of the inquiry.”

•

On May 19, 2005, the SEC issued a subpoena to MMC relating to certain loss mitigation insurance and reinsurance products. The SEC had previously issued a subpoena to MMC in early 2003 relating to loss mitigation products. MMC and its subsidiaries have received similar inquiries from regulators and other authorities in several states. On April 18, 2005, the Office of Insurance Regulation in the State of Florida issued a subpoena to Guy Carpenter & Company, Inc. concerning certain reinsurance products. On May 4, 2005, the Office of Insurance and Fire Safety Commissioner in the State of Georgia issued a subpoena to MMC that requested, among other things, information relating to finite insurance placements. On May 23, 2005, the Office of the Attorney General in the State of Connecticut issued a subpoena to MMC concerning finite insurance. MMC and its subsidiaries are cooperating with these and other informal inquiries.

•

The SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. On March 22, 2005, Mercer Investment Consulting, Inc. (“Mercer IC”) received a letter from the SEC outlining its findings and requesting that Mercer IC improve certain disclosures and procedures. On April 22, 2005, Mercer IC responded to that letter, indicating that it had made or will make the improvements requested by the SEC. On March 31, 2005, Mercer IC received a separate letter from the Boston office of the Enforcement Division of the SEC requesting additional information. Mercer IC has responded to this request and continues to cooperate with the SEC.

•

In November 2004, MMC, Putnam and Mercer received requests for information from the Boston office of the Enforcement Division of the SEC in connection with an informal investigation of a former program pursuant to which MMC affiliates referred business to one another and received compensation for such referrals. MMC, Putnam and Mercer responded to these requests and are cooperating with the SEC.

•

On February 8, 2005 the Department of Labor served a subpoena on MMC seeking documents pertaining to services provided by MMC subsidiaries to employee benefit plans, including but not limited to documents relating to how such subsidiaries have been compensated for such services. The request also sought information concerning market service agreements and the solicitation of bids from insurance companies in connection with such services. MMC is cooperating with the Department of Labor.

•

On January 6, 2005, MMC received a request for information from the Pension Benefit Guaranty Corporation (the "PBGC"). The PBGC requested information regarding the funded status of the Marsh & McLennan Companies, Inc. Retirement Plan and certain financial and business developments at MMC since the filing of the NYAG Lawsuit. MMC responded to the PBGC’s request in a January 24, 2005 letter.

•

On December 21, 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. On April 29, 2005, MMC received a subpoena from the SEC broadening the scope of the original request. MMC is cooperating in the investigation.

Other Matters Relating to MMC and its Subsidiaries

•

MMC and its subsidiaries are subject to numerous other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the placement of insurance or reinsurance and in rendering investment and consulting services. Some of these matters seek damages, including punitive damages, in amounts that could, if assessed, be significant. To the extent insurance coverage is available, the terms of any applicable coverage vary by policy year, but MMC’s self-insured retention has increased substantially over the past several years. MMC utilizes actuarial estimates and case level reviews to set loss reserves on the self-insured portion of its potential exposure in these cases. To the extent that expected losses exceed MMC’s self-insured retention, an asset is recorded for the estimated amount recoverable, if any, under its insurance programs.

•

On February 7, 2005, Olwyco LLC (“Olwyco”) commenced a lawsuit in the United States District Court for the Southern District of New York, against MMC, Mercer Management Consulting, Inc. (“Mercer Management”), Mercer Inc. and four former directors of MMC (the “Federal Lawsuit”). These claims arose from a February 21, 2003 agreement in which Mercer Management agreed to purchase substantially all of Olwyco’s assets and, as part of the consideration, to transfer shares of MMC stock to Olwyco in April 2005, 2006 and 2007. Olwyco alleged that the price of MMC stock at the time of the agreement was inflated artificially as a result of a failure to disclose alleged violations of law that later became the subject of the NYAG Lawsuit and the Putnam “market-timing” litigation. Olwyco alleged that it would receive substantially less than the agreed-upon purchase price and that it has been damaged in an amount not less than $70 million, exclusive of attorneys’ fees and costs. Olwyco voluntarily dismissed the Federal Lawsuit without prejudice on March 22, 2005, and on such date filed a new complaint in New York State Supreme Court, County of New York (the “State Lawsuit”). The State Lawsuit, which names MMC, Mercer Management and Mercer Inc. as defendants, asserts claims for breach of representations and warranties, breach of contract, breach of guarantee, fraud, and unjust enrichment, which are predicated on the same underlying conduct alleged in the Federal Lawsuit. Defendants’ motion to dismiss is pending in the State Lawsuit.

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2005, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

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

The proceedings described in this Note 14 on Claims, Lawsuits and Other Contingencies seek significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC's management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing proceedings or the impact they may have on MMC's consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service agreements” and “market-timing”, are in their early stages, the sufficiency of the complaints has not yet been tested in most of the cases, and, in many of the cases, only limited discovery, if any, has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC's financial condition or the results of MMC’s operations in a future period.

15.	Variable Interest Entities

Putnam manages $3.5 billion in the form of collateralized debt obligations (“CDOs”), collateralized bond obligations (“CBOs”) and collateralized loan obligations (“CLOs”).
Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs, CBOs and CLOs. The maximum loss exposure related to the CDOs, CBOs and CLOs is limited to Putnam’s investment totaling $7.4 million, reflected in Long-term investments in the Consolidated Balance Sheets at September 30, 2005. MMC has concluded it is not the primary beneficiary of these structures under FIN 46(R) “Consolidation of Variable Interest Entities.”

16.	Segment Information

MMC operates in four principal business segments based on the services provided. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, minority interest, and charges or credits related to integration and restructuring but excludes corporate expenses. Incremental compensation costs recognized under the provisions of SFAS 123 (R), primarily related to stock options, are included in Corporate expense. The accounting policies of the segments are the same as those used for the consolidated financial statements.

Selected information about MMC’s operating segments for the nine-month periods ended September 30, 2005 and 2004 follow:

			Segment Operating
(In millions of dollars)	Revenue		Income

2005
Risk and Insurance Services	$4,564	(a)	$280
Risk Consulting & Technology	799	(b)	103
Consulting	2,814	(c)	354
Investment Management	1,146		202

	$9,323		$939

Corporate Eliminations	(147)		—

	$9,176		$939

2004
Risk and Insurance Services	$5,050	(a)	$967
Risk Consulting & Technology	270	(b)	39
Consulting	2,701	(c)	383
Investment Management	1,299		129

	$9,320		$1,518

Corporate Eliminations	(146)		—

	$9,174		$1,518

(a)	Includes interest income on fiduciary funds of $114 million in 2005 and $94 million in 2004, respectively, and investment gains of $151 million in 2005 and $100 million in 2004, respectively.

(b)	Includes inter-segment revenue of $23 million and $2 million in 2005 and 2004, respectively.

(c)	Includes inter-segment revenue of $114 million and $131 million in 2005 and 2004, respectively.

A reconciliation of the total segment operating income to income before income taxes and minority interest in the consolidated financial statements is as follows:

(In millions of dollars)	2005	2004

Total segment operating income	$939	$1,518
Corporate (expense) income	(178)	3
Reclassification of minority interest	12	12

Operating income	773	1,533
Interest income	33	15
Interest expense	(253)	(153)

Total income before income taxes and minority interest	$553	$1,395

Corporate expenses in 2005 include $37 million of incremental expense, primarily related to stock options, resulting from the implementation of SFAS 123 (R) effective July 1, 2005.
During the first quarter of 2004, MMC reached final settlement for insured losses totaling $278 million related to the World Trade Center. The replacement value of assets exceeded the book value by $105 million, which was recorded as a reduction of Corporate operating expenses.
Operating segment revenue by product for the nine-month periods ended September 30, 2005 and 2004 is as follows:

(In millions of dollars)	2005	2004

Risk & Insurance Services
Risk Management and Insurance Broking	$3,001	$3,602
Reinsurance Broking and Services	681	703
Related Insurance Services	882	745

Total Risk & Insurance Services	4,564	5,050

Risk Consulting & Technology	799	270

Consulting
Human Resource Consulting	2,022	2,028
Specialty Consulting	661	559

	2,683	2,587
Reimbursed Expenses	131	114
Total Consulting	2,814	2,701

Investment Management	1,146	1,299

Total Operating Segments	9,323	9,320
Corporate Eliminations	(147)	(146)

Total	$9,176	$9,174

17.	New Accounting Pronouncements

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

MMC expects to complete its evaluation of the effects of the Act during the fourth quarter of 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC's foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. MMC is currently targeting to repatriate approximately $500 million of such earnings under the Act. Although the evaluation is ongoing, MMC estimates the range of income tax effects impact of repatriation at that level to be a benefit of approximately $10 million after taking into account residual U.S. taxes previously accrued.

In June 2005, the FASB ratified its consensus EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. MMC is currently evaluating the impact of the adoption of the provisions of EITF 04-05 on its financial position or results of operations; however, the adoption of EITF 04-05 is not expected to have a material impact on MMC's financial statements.

Items 2 and 3: Marsh & McLennan Companies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Third Quarter and Nine Months Ended September 30, 2005
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
For a description of critical accounting policies, including those which involve significant management judgment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC’s Annual Report on Form 10-K (“2004 10-K”) for the year ended December 31, 2004 and in the Current Report on Form 8-K (“August 2005 8-K”) dated August 12, 2005.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report. This Form 10-Q should be read in conjunction with the 2004 10-K and August 2005 8-K.
Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions of dollars)	2005	2004	2005	2004

Revenue:
Service Revenue	$2,850	$2,912	$9,020	$9,031
Investment Income (Loss)	48	38	156	143

Operating Revenue	2,898	2,950	9,176	9,174

Expense:
Compensation and Benefits	1,816	1,716	5,585	4,947
Other Operating Expenses	887	834	2,818	2,427
Regulatory and Other Settlements	—	272	—	267

Operating Expenses	2,703	2,822	8,403	7,641

Operating Income	195	128	773	1,533

Operating Income Margin	6.7%	4.3%	8.4%	16.7%

Diluted Earnings Per Share	$0.12	$0.04	$0.67	$1.60

Third quarter operating results continue to reflect the impact of restructuring and transitioning the business model in certain MMC businesses, particularly with respect to the risk and insurance services segment. Net income for the third quarter of 2005 was $65 million, or $.12 per diluted share, compared with net income of $21 million, or $.04 per diluted share, in the third quarter of the prior year. Revenue in the third quarter of 2005 decreased 2% to $2.9 billion, primarily due to a decline in risk and insurance services revenue due to reduced levels of new business and lower insurance premium rates, and at Putnam, due to lower assets under management. The results in the third quarter of 2005 also include restructuring and related charges of $52 million, employee retention costs of $60 million, and $37 million of incremental compensation costs due to the adoption of SFAS 123(R) as of July 1, 2005.
Operating income in the first nine months of 2005 declined 50% to $773 million, reflecting costs for restructuring and employee retention, incremental costs related to regulatory and compliance matters as well as a decrease in market services revenue. Results in risk and insurance services include restructuring charges of $195 million, employee retention costs of $88 million, and the impact of a $361 million decline in market services revenue. Investment management results reflect reduced costs related to settlements and related charges, partly offset by a decline in revenue resulting from lower assets under management. Corporate expenses in 2005 include restructuring charges of $55 million primarily related to consolidation of office facilities in London, $37 million of incremental compensation expense, primarily related to stock options due to the adoption of SFAS 123(R) as of July 1, 2005, and $6 million for severance and other termination benefits. In 2004, corporate expenses included a credit of $105 million for insurance recoveries related to World Trade Center losses.
Other Developments
Marsh’s Business Reform and Business Model
Marsh continued to make progress in implementing the requirements of its settlement agreement with the NYAG and NYSID. While these activities relate directly to Marsh, they also affect the practices of Guy Carpenter and certain Mercer Consulting businesses. On April 1, 2005, MMC implemented core policies and procedures for transparency standards, which govern the activities of MMC colleagues when they place, renew, consult on or service insurance clients that have placed, or are seeking to place, insurance through MMC operating companies. Initial training for relevant U.S. employees has been substantially completed. Business specific training and training for the remaining relevant worldwide employees is in varying stages of implementation.
As discussed in Note 14 to the consolidated financial statements, MMC established an $850 million policyholder compensation fund (the "Fund") as part of its settlement with the NYAG and NYSID. Policyholders had until September 20, 2005 to elect to participate in the Fund. Overall, policyholders representing 88% of the value of the Fund, or approximately $750 million, have opted to participate and have signed a release related to all matters alleged in the NYAG lawsuit and NYSID amended citation, except for claims which are based on, arise out of, or relate to the purchase or sale of MMC securities.
Also as discussed in Note 14 to the consolidated financial statements, on September 21, 2005, working with the National Association of Insurance Commissioners (the "NAIC"), MMC reached a multi-state regulatory settlement. The NAIC settlement agreement adopts the business reforms and the $850 million fund for policyholder clients provided by MMC's previous settlement with the NYAG and NYSID. As of November 7, 2005, the NAIC agreement has been executed by MMC and Marsh and has been adopted and/or agreed by 21 state insurance commissioners.
Marsh's new business model includes a commission initiative, where Marsh will seek to increase revenue through higher retail commissions. These commissions would be included in the compensation disclosed to and approved by our clients. Management expects that this additional revenue will begin affecting MMC's results in 2006.
Restructuring
MMC initiated restructuring plans in the fourth quarter of 2004 (the “2004 Plan”) and in the first quarter of 2005 (the “2005 Plan”).
Net restructuring expenses incurred in the third quarter related to the 2005 Plan were $50 million,

which included severance and other termination benefits of $33 million related to the elimination of approximately 200 positions, primarily in Europe, future rent under non-cancelable leases of $22 million and other costs of $4 million, partially offset by a $9 million gain from the sale of certain small commercial accounts and other dispositions. In addition, incremental expense related to the accelerated amortization of leasehold improvements of $1 million was incurred in the quarter. Year-to-date net restructuring costs of $245 million related to the 2005 Plan have been incurred, which include severance and other termination benefits of $170 million related to the elimination of approximately 2,300 positions, future rent under non-cancelable leases of $77 million, and other costs of $14 million, partially offset by a $16 million gain on the sale of certain small commercial accounts and other dispositions. Incremental expense related to accelerated amortization of leasehold improvements was $11 million for the nine months ended September 30, 2005.
Additional charges of approximately $95 million are expected over the remainder of 2005 and the first half of 2006, as the actions contemplated under the 2005 restructuring plan are implemented.
Annual savings of approximately $375 million are expected when the 2005 plan is fully implemented. Through the third quarter of 2005, approximately $90 million of savings has been realized from the 2005 plan.
Actions under the 2004 Plan are essentially complete and savings realized through the third quarter approximated $300 million. Restructuring charges of $5 million have been incurred in 2005 related to the 2004 Plan.
Debt Offerings
In September 2005, MMC completed two financings to enhance liquidity and to lock in attractive long-term fixed interest rates.
MMC returned to the public capital markets, issuing $1.3 billion of new term debt consisting of $550 million of 5.15% senior notes due 2010 and $750 million of 5.75% senior notes due 2015. The proceeds from these notes were used to pay down outstanding bank borrowings that were scheduled to mature in December 2006.
In addition, MMC completed the refinancing of its headquarters building in New York by entering into a 30 year, $475 million mortgage loan agreement at a fixed annual rate of 5.7%. This replaced the existing $200 million, 9.8% mortgage due in 2009. The incremental proceeds, net of a $34 million prepayment charge, were used to pay down outstanding short term debt.
Adoption of SFAS 123(R)
MMC adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-based Payment" ("SFAS 123(R)") on July 1, 2005. SFAS 123(R) requires that cost resulting from all share-based transactions be recognized in the financial statements. Although the required effective date of adoption for SFAS 123(R) is the first annual reporting period that begins after June 15, 2005, MMC elected to early adopt. MMC adopted SFAS 123(R) using a modified prospective method of adoption, as permitted. Accordingly, prior period amounts have not been restated. Under this method, MMC is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The compensation cost recognized for awards granted prior to July 1, 2005 is based on the estimated grant date fair value and expense attribution methodology originally determined under SFAS 123.
Prior to the adoption of SFAS 123(R), MMC applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for its stock-based awards. Under APB 25, MMC generally only recorded stock-based compensation expense related to restricted stock, restricted stock units, and deferred stock units. Under the provisions of APB 25, MMC was not required to recognize compensation expense for the cost of stock options or shares issued under the Company's ESPP. I With the adoption of SFAS 123(R), MMC will record stock-based compensation expense for the cost of stock options and shares issued under the ESPP. In the third quarter and for the nine months ended September 30, 2005, MMC incurred incremental compensation costs of $37 million, primarily related to stock options as a result of the early adoption of SFAS 123(R) effective July 1, 2005. This incremental cost was recorded as part of corporate expenses.
As of September 30, 2005, there was $184 million of unrecognized compensation cost related to MMC's option awards and $20 million of unrecognized compensation cost related to Putnam's option awards. The weighted-average periods over which the costs are expected to be recognized are 1.5 years for MMC and 3.6 years for Putnam. Also as of September 30, 2005, there was $253 million of unrecognized compensation cost related to MMC's restricted stock, restricted stock unit and deferred stock unit awards and $134 million of unrecognized compensation cost related to Putnam's restricted stock awards.
Effective October 1, 2005, certain features in the MMC stock purchase plan were changed so that shares of MMC common stock will be purchased at a price that is 95% of the average market price of the stock on each quarterly purchase date. In accordance with SFAS 123 (R), the stock purchase plan is no longer compensatory beginning October 1, 2005.
See Note 9 to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 123(R).
MMC Capital/Marsh & McLennan Risk Capital Holdings
In May 2005, MMC sold the assets of MMC Capital, its private equity manager, to Stone Point Capital LLC, an entity controlled by the former managers of MMC Capital. Stone Point has assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC no longer participates in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC, through its subsidiary Marsh & McLennan Risk Capital Holdings ("MMRCH"), continues to own investments in firms such as Ace, XL Capital Ltd. and Axis, as well as its investments in the Trident Funds and other funds managed by Stone Point, which have a total recorded value at September 30, 2005 of approximately $369 million. MMC will no longer receive management fees or origination fees related to Stone Point's business. However, MMC continues to receive dividends and to recognize capital appreciation or depreciation on the investments held by MMRCH.
Stock Option Exchange
MMC’s shareholders approved a stock option exchange offer at the May 2005 annual meeting. Under the offer, employees could exchange certain deeply underwater options for new options with an estimated fair value equal to 90% of the value of the options surrendered in exchange, calculated using the Black-Scholes pricing model. Effective July 1, 2005, employees elected to exchange 42 million options for 16 million new options under this program. The exchange resulted in the retirement of 26 million options. Under the provisions of SFAS 123(R), no incremental expense was recognized by MMC as the result of this exchange.
Putnam Option Exchange
Effective September 29, 2005, certain eligible participants in the Putnam Investment Trust Equity Partnership Plan participated in a voluntary option exchange pursuant to the terms of the Offer to Exchange Certain Outstanding Options (the "Offer to Exchange"), dated August 30, 2005. Under the Offer to Exchange, holders of options on Class B shares meeting certain eligibility requirements could elect to exchange those options for restricted shares with the equivalent value of the exchanged options, as determined using the Black-Scholes valuation model. As a result of the Offer to Exchange, a total of 2,201,850 options were retired and 139,388 restricted shares were issued at a grant price of $28.26 per share.
Sale of Crump Group, Inc.
In October 2005, Marsh completed the sale of Crump Group, Inc., its U.S.-based wholesale insurance broker. The gain on the sale will be recognized in the fourth quarter.
Other
At September 30, 2005, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was $158 million. Following the announcement of the settlement with the NYAG and NYSID, MMC reaffirmed its intention to collect outstanding MSA revenue earned prior to October 1, 2004, and will seek to enforce its rights under the contracts to collect amounts due. However, there is no assurance that MMC will be successful in collecting all amounts due. To the extent such accrued amounts are not collected, a charge to earnings would result.
Consolidated Revenue and Expenses
Revenue for the quarter of $2.9 billion was 2% lower than the same period in the prior year. Lower revenue in the risk and insurance services and investment management segments was partly offset by increases in the risk consulting and technology and consulting segment. Revenue decreased 3% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency exchange rates. Year to date revenue of $9.2 billion is unchanged from the prior year. Increases in the risk consulting and technology segment (primarily due to the July 2004 acquisition of Kroll, Inc.) and the consulting segment were offset by lower revenue in the risk and insurance services and investment management segments. Underlying revenue has declined 7% for the nine months ended September 30, 2005 compared with the prior year.
The impact of foreign currency translation, acquisitions, and dispositions on MMC’s operating revenues by segment for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004 is as follows:

				Components of Revenue Change
	Three Months Ended		% Change		Acquisitions/
	September 30,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2005	2004	Revenue	Impact	Impact	Revenue (b)
Risk and Insurance Services
Risk Management and Insurance Broking	$885	$998	(11)%	1%	—	(12)%
Reinsurance Broking and Services	207	209	(1)%	1%	—	(2)%
Related Insurance Services (a)	285	265	8%	—	—	8%

Total Risk and Insurance Services	1,377	1,472	(6)%	1%	—	(7)%

Risk Consulting & Technology	268	218	22%	—	7%	15%

Consulting
Human Resource Consulting	668	666	—	1%	—	(1)%
Specialty Consulting	222	192	16%	—	—	16%

	890	858	4%	1%	—	3%
Reimbursed Expenses	46	39

Total Consulting	936	897	4%	1%	—	3%

Investment Management	371	415	(11)%	—	—	(11)%

Total Operating Segments	2,952	3,002	(2)%	—	1%	(3)%

Corporate Eliminations	(54)	(52)

Total Revenue	$2,898	$2,950	(2)%	—	1%	(3)%

				Components of Revenue Change
	Nine Months Ended		% Change		Acquisitions/
	September 30,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2005	2004	Revenue	Impact	Impact	Revenue(b)
Risk and Insurance Services
Risk Management and Insurance Broking	$3,001	$3,602	(17)%	2%	—	(19)%
Reinsurance Broking and Services	681	703	(3)%	1%	—	(4)%
Related Insurance Services (a)	882	745	18%	—	4%	14%

Total Risk and Insurance Services	4,564	5,050	(10)%	1%	1%	(12)%

Risk Consulting & Technology	799	270	196%	—	189%	7%

Consulting
Human Resource Consulting	2,022	2,028	—	2%	—	(2)%
Specialty Consulting	661	559	18%	2%	—	16%

	2,683	2,587	4%	2%	—	2%

Reimbursed Expenses	131	114

Total Consulting	2,814	2,701	4%	2%	—	2%

Investment Management	1,146	1,299	(12)%	—	—	(12)%

Total Operating Segments	9,323	9,320	—	1%	6%	(7)%

Corporate Eliminations	(147)	(146)

Total Revenue	$9,176	$9,174	—	1%	6%	(7)%

(a)	Includes U.S. affinity, claims management, wholesale broking, underwriting management, claims management, and Marsh & McLennan Risk Capital Holdings, which holds MMC's investments in insurance and financial services companies and the Trident Funds.

(b)	Underlying revenue measures the change in revenue before the impact of acquisitions and dispositions using constant currency exchange rates.

Certain reclassifications have been made to prior year amounts to conform with current presentation.
Revenue in the risk and insurance services segment decreased 6% from the third quarter of 2004. Underlying revenue declined 7%, primarily due to reduced levels of new business, the continued decline in insurance premium rates and the decline of market services revenue. This decrease was partly offset by the impacts of foreign currency exchange rates, increased revenue in claims management and higher investment gains. Risk consulting and technology revenue increased 22% due to 15% growth in underlying revenue and 7% growth from acquisitions. Consulting revenue increased 4%, resulting from a 16% increase in Mercer's specialty consulting businesses. Investment management revenue declined 11% primarily due to the decrease in assets under management.
During the first nine months of 2005 revenue in the risk and insurance services segment decreased 10% from the same period of 2004. Underlying revenue declined 12%, resulting from a $361 million decline in market services revenue, lower levels of new business and renewals and the impact of declining insurance premium rates. These declines were partly offset by the impacts of foreign currency exchange rates and acquisitions, increased revenue in claims management and higher investment gains. Risk consulting and technology revenue increased $529 million, primarily due to the acquisition of Kroll. Consulting revenue increased 4%, resulting from a 18% increase in Mercer’s specialty consulting businesses. Investment management revenue declined 12% as a result of the decrease in assets under management and lower investment income.
Operating expenses decreased 4% the third quarter of 2005. Settlement costs of $272 million were incurred in the third quarter of 2004. No settlement costs were incurred in the third quarter of 2005; however, the resulting decrease was partly offset by restructuring costs, retention costs, and higher compensation costs largely related to pensions and incremental costs, primarily related to stock options, resulting from the implementation of SFAS 123 (R).

Operating expenses increased 10% in the first nine months of 2005 from the same period last year, primarily due to restructuring costs of $250 million, retention costs of $118 million, as well as the impact of acquisitions, incremental costs for regulatory and related issues, higher benefits costs, and incremental costs, primarily related to stock options, resulting from the implementation of SFAS 123 (R). In addition, Putnam's expenses include a charge of $35 million for the estimated cost that it believes will be necessary to address issues relating to the calculation of certain amounts paid to Putnam by the Putnam mutual funds in previous years. The amounts paid to Putnam in previous years were cost reimbursements by the Putnam mutual funds to Putnam for transfer agency services relating to defined contribution operations. Expenses in 2004 include a $232 million charge related to the Marsh settlement and regulatory fines of $140 million related to Putnam's settlement agreements with the SEC and Office of the Secretary of the Commonwealth of Massachusetts, offset by a $105 million credit from the final insurance settlement related to World Trade Center losses.
Risk and Insurance Services

	Third Quarter		Nine Months
(In millions of dollars)	2005	2004	2005	2004

Revenue (a)	$1,377	$1,472	$4,564	$5,050
Expense	1,345	1,533	4,284	4,083

Operating Income	$32	$(61)	$280	$967

Operating Income Margin	2.3%	(4.1)%	6.1%	19.1%
(a) Investment income/(loss) included in Revenue	$45	$37	$151	$100

Revenue
Revenue in the risk and insurance services segment decreased 6% in the third quarter of 2005 compared with the third quarter of 2004. Commercial insurance premium rates declined in the quarter, a trend that has continued throughout the year. For both the quarter and year to date, decreases in risk management and insurance broking and reinsurance broking and services revenue were partly offset by increased revenue in related insurance services. Although it is too early to assess the effects of the recent hurricanes on insurance marketplace conditions, insurance premiums in the U.S. property catastrophe and certain specialty lines appear to be strengthening.
In risk management and insurance broking, underlying revenue decreased 12% for the quarter and 19% for the nine months. Excluding the impact of decreased market services revenue, underlying revenue decreased 10% in both the quarter and year to date, reflecting lower new business volume, continued softening of property and casualty premium rates and the disposition and sale of unprofitable accounts. The decrease in underlying revenue was most significant in the United States however, the percentage decline improved compared with the first and second quarters. Outside the U.S., underlying revenue declined in Europe, due to the sale of a small affinity business and delays due to the implementation of new compliance protocols.
Market services revenue declined from $43 million in the third quarter of 2004 to $22 million in the third quarter of 2005. Year-to-date, market services revenue has declined from $451 million to $90 million. Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. The market services revenue recognized in the current year relates to placements made prior to October 1, 2004. Marsh did not accrue a portion of market services revenue earned on those placements because it could not complete its normal process to determine that collection of these amounts was reasonably assured for certain contracts. Any such revenue earned prior to but not accrued at September 30, 2004 is recognized when collected or when confirmation of the amount of payment is received from the carriers. This resulted in market services revenue for the three and nine month periods ended September 30, 2005 of $22 million and $90 million, respectively. No market services revenue has been collected or recorded for any placements made on or after October 1, 2004.
Reinsurance broking and services revenue decreased 1% in the third quarter and 3% in the first nine months of 2005 as compared to the same periods in the prior year. On an underlying basis, revenue declined 2% and 4% for the quarter and year to date, respectively, as premium rate declines and higher risk retention by clients were partly offset by new business.
Related insurance services revenue increased 8% on an underlying basis in the third quarter of 2005, due to strong growth in claims management. Revenue for the first nine months of 2005 increased 18% over the same period in the prior year, 14% on an underlying basis, due to growth in claims management and higher investment gains at MMRCH.
Expense
Expenses in the risk and insurance services segment decreased 12% in the third quarter 2005, compared with the same period in the prior year. Expenses in the third quarter of 2004 included a $232 million charge related to the settlement with the NYAG and NYSID. Expenses in the third quarter of 2005 include $51 million of restructuring costs, $50 million related to employee retention programs, as well as $16 million related to incremental regulatory and compliance costs. Benefits costs increased due to higher pension expense. Savings arising from the 2005 restructuring plan were approximately $60 million in the quarter and from the 2004 Plan were approximately $65 million.
Expenses for the nine months ended September 30, 2005 increased 5% compared to the same period in the prior year. Expenses include restructuring costs related to the 2005 Plan, discussed below, costs of $88 million related to employee retention programs, $69 million related to incremental regulatory and compliance costs, and higher benefit costs due to higher pension expense. Additional costs of approximately $5 million were incurred related to restructuring activities that began in the fourth quarter of 2004. These increases more than offset expense savings resulting from the restructuring activities undertaken in 2004 and 2005.
In the first nine months of 2005 charges of $190 million related to the 2005 Plan were incurred, primarily for severance and benefits related to staff reductions affecting approximately 2,200 employees and for future rent under non-cancelable leases. Annualized savings of approximately $375 million are expected in the risk and insurance services segment when the 2005 Plan is fully implemented over the remainder of 2005 and first half of 2006. Additional restructuring charges of $95 million are expected to be incurred related to the 2005 Plan over that period.

Risk Consulting & Technology

	Third Quarter		Nine Months
(In millions of dollars)	2005	2004	2005	2004

Revenue	$268	$218	$799	$270
Expense	235	188	696	231

Operating Income	$33	$30	$103	$39

Operating Income Margin	12.3%	13.8%	12.9%	14.4%

Results
Risk consulting & technology includes Kroll and portions of the risk consulting business previously managed by Marsh. In the third quarter, revenues increased 22%, led by corporate advisory and restructuring. Technology services was also strong, reflecting higher demand for electronic discovery and mortgage-related and background screening services. For the nine months ended September 30, 2005, the large increase in the segment’s revenue, expense, and operating income is largely due to the impact of the acquisition of Kroll, which was completed in July 2004. Expenses in 2005 include amortization of identified intangible assets of $14 million and $44 million for the third quarter and year to date, respectively, compared with $12 million in the quarter and nine month period in 2004.
Consulting

	Third Quarter		Nine Months
(In millions of dollars)	2005	2004	2005	2004

Revenue	$936	$897	$2,814	$2,701
Expense	819	766	2,460	2,318

Operating Income	$117	$131	$354	$383

Operating Income Margin	12.5%	14.6%	12.6%	14.2%

Revenue
Consulting revenue in the third quarter of 2005 increased 4% compared with the same period in 2004. On an underlying basis, revenue increased 3%, due to a 16% increase in Mercer’s specialty consulting businesses, offset by lower revenue from human resources consulting. The increase in underlying revenue in specialty consulting reflects increases of 17% in management consulting, 25% in Mercer Oliver Wyman, and 8% in economic consulting. Within the human resources consulting businesses, underlying revenue decreased 1%, a decline in the revenue associated with defined contribution assets previously administered by Putnam, increased pricing competition on traditional actuarial valuations and a decline in market services revenue in the business transferred from Marsh to Mercer. These declines were partly offset by strong growth in human capital consulting.
Revenue for the nine months ended September 30, 2005 increased 4% over the same period in 2004, of which about half was due to the impact of foreign exchange. Underlying revenue grew 2%, as growth in Mercer’s specialty consulting businesses was partly offset by declines in human resource consulting.
Expense
Consulting expenses increased 7% in the third quarter of 2005 compared with the same period in

2004. Expenses in the third quarter of 2005 include costs of $10 million related to employee retention programs. In addition, the impact of acquisitions and foreign exchange increased expenses by 2%. On an underlying basis, excluding the items discussed above, expenses increased 4%, as savings from restructuring activity were offset by increased benefits costs and higher expenses in specialty consulting due to a higher volume of business.
Expenses for the nine months ended September 30, 2005 increased 6% over the same period in 2004. Costs of $30 million related to employee retention were incurred in the first nine months of 2005. In addition, the impact of acquisitions and foreign exchange increased expenses by 2%. On an underlying basis, excluding the items discussed above, expenses increased 3%.
Investment Management

	Third Quarter		Nine Months
(In millions of dollars)	2005	2004	2005	2004

Revenue (a)	$371	$415	$1,146	$1,299
Expense	288	360	944	1,170

Operating Income	$83	$55	$202	$129

Operating Income Margin	22.4%	13.3%	17.6%	9.9%
(a) Investment income/(loss) included in Revenue	$3	$1	$5	$43

Revenue
Putnam’s revenue decreased 11% in the third quarter of 2005, reflecting a decrease in fees due to a decline in assets under management, lower 12b-1 fee revenue, and a decrease in transaction fees from private equity investments. Assets under management averaged $195 billion in the third quarter of 2005, a 7% decline from the $209 billion managed in the third quarter of 2004. Assets under management aggregated $192 billion at September 30, 2005, compared with $209 billion at September 30, 2004 and $213 billion at December 31, 2004. The change from December 31, 2004 results primarily from net redemptions of $25 billion partly offset by the impact of market performance.
Putnam receives services fees from the Putnam mutual funds for transfer agent, custody, and other administrative services, as contracted by the Trustees of the Putnam mutual funds. Effective January 2005, the transfer agent service fee agreement was converted to a fixed rate per retail shareholder account and a fixed rate service fee based on average assets under management for mutual fund assets in defined contribution plans. For the first six months of 2004, the transfer agent service fee agreement was based on a cost of service structure. For the third and fourth quarters of 2004, transfer agent service fees were based on a fixed fee. The change in the service fee agreement resulted in an increase in both service fee revenue and expense of approximately $32 million in the first nine months of 2005 compared with the same period in 2004. The change in the service fee contract is expected to have an immaterial impact on operating income in future quarters.
Putnam’s revenue declined 12% in the first nine months of 2005 compared to the same period in 2004. The decrease is primarily driven by lower fees due to a decline in assets under management and lower investment income due to an asset sale that occurred in the second quarter 2004. Assets under management averaged $198 billion in the first nine months of 2005, a 10% decline from the $220 billion managed in the same period of 2004.

At the end of the third quarter of 2005 and 2004, assets held in equity securities represented 68% of assets under management and investments in fixed income products represented 32%.
Quarter-end and average assets under management are presented below:

(In billions of dollars)	2005	2004

Mutual Funds:
Growth Equity	$32	$37
Value Equity	38	39
Blend Equity	26	27
Fixed Income	33	37

	129	140

Institutional:
Equity	33	40
Fixed Income	30	29

	63	69

Quarter-end Assets	$192	$209

Assets from Non-US Investors	$33	$36

Average Assets	$195	$209

Components of quarter-to-date change in ending assets under management

Net Redemptions including Dividends Reinvested	$(8.5)	$(10.5)

Impact of Market/Performance	5.6	(2.1)

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
Expense
Putnam's expenses decreased 20% in the third quarter of 2005 from the same period of 2004. The decrease was primarily due to lower severance costs, reduced costs related to regulatory issues, and a decrease in amortization expense for prepaid dealer commissions. Putnam's expense in the third quarter of 2004 included a $40 million charge related to a settlement agreement with the SEC.
Expenses for the nine months ended September 30, 2005 decreased 19% from the same period in 2004.

Expenses in 2005 include a $35 million charge for the estimated costs that Putnam believes will be necessary to address issues relating to the calculation of certain amounts paid to Putnam by the Putnam mutual funds in previous years. The amounts paid to Putnam in previous years were cost reimbursements by the Putnam mutual funds to Putnam for transfer agency services relating to defined contribution operations. The comparative period in 2004 includes a charge of $140 million related to Putnam's regulatory settlements with the SEC and the Secretary of the Commonwealth of Massachusetts on market-timing issues. Other expense reductions include lower compensation and severance costs, reduced costs related to regulatory issues, and a decrease in amortization expense for prepaid dealer commissions. These reductions were partially offset by an increase in expenses previously borne by the funds under the previous transfer agent service agreement. Putnam's expenses in 2004 include a $25 million credit to compensation expense associated with the settlement with Putnam's former chief executive officer.
Corporate Expenses
Corporate expenses of $178 million for the nine months ended September 30, 2005 include $37 million recorded in the third quarter due to the adoption of SFAS 123 (R) effective July 1, 2005. The incremental cost related to the implementation of SFAS 123 (R) is being charged to corporate and not to the operating segments in 2005 because this expense is excluded from the operating company results reviewed by MMC's chief operating decision maker. In addition, a $6 million charge was recorded for severance and other termination benefits related to the 2005 Plan, and a charge of $49 million was recorded in the first quarter related to the consolidation of office space in London. Because the office consolidation was initiated by MMC to benefit its London operations as a whole rather than any particular operating company, the related charge was recorded in corporate.
Corporate had a net credit of $3 million in the first nine months of 2004 primarily due to the final settlement for insured losses related to the WTC. The replacement value of the assets exceeded their book value by $105 million which was recorded as a reduction of other operating expenses.
Interest
Interest income earned on corporate funds amounted to $13 million in the third quarter of 2005, an increase of $7 million from the third quarter of 2004. Interest income was $33 million for the first nine months of 2005, an increase of $18 million from the same period in the prior year. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2005 compared with the prior year. Interest expense of $111 million in the third quarter of 2005 increased from $55 million in the third quarter of 2004. Year-to-date, interest expense was $253 million versus $153 million for the same period in 2004. The increase in interest expense is due to an increase in the amount of average outstanding debt resulting from the acquisition of Kroll and a $34 million charge in the third quarter for the prepayment of the $200 million mortgage on MMC's corporate headquarters in New York.
Income Taxes
MMC’s consolidated effective tax rate was 27.8% in the third quarter of 2005, a decrease from 65.8% in the third quarter of 2004. The decrease in the effective tax rate was primarily due to favorable adjustments of estimates related to the filing of MMC's 2004 U.S. federal tax return. The effective tax rate on ongoing operations is expected to be 35% for the fourth quarter of 2005. The effective tax rate for the third quarter of 2004 reflects the impact of Putnam's non-deductible settlement of $40 million, a 38% tax rate on the accrual related to the settlement with the NYAG and NYSID of $232 million and a 34.5% effective tax rate on the ongoing operations excluding those items. The third quarter of 2004 also reflects the impact of adjusting the year-to-date effective tax rate from 33.1% to 34.5%, resulting from the expected change in geographic mix of MMC's income following the termination of market services agreements.
For the first nine months of 2005, MMC's consolidated effective tax rate was 31.8% versus 37.8% for the same period in the prior year. The effective rate in 2005 was impacted by the favorable resolution of audit issues, the adjustments of estimates relating to the filing of the 2004 U.S. federal tax return, and a higher net tax benefit on certain restructuring and other charges than the 35% effective tax rate on ongoing operations. The 2004 tax rate was affected by non-deductible regulatory settlement charges and a 40% tax rate on the WTC settlement of $105 million.
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
MMC expects to complete its evaluation of the effects of the Act during the fourth quarter of 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of MMC's foreign earnings that may qualify for the special one-time DRD is approximately $1.2 billion. MMC is currently targeting to repatriate approximately $500 million of such foreign earnings under the Act. Although the evaluation is ongoing, MMC estimates the income tax impact of repatriation at that level to be a benefit of approximately $10 million, after taking into account residual U.S. taxes previously accrued.
Liquidity and Capital Resources
Operating Cash Flows
MMC generated $109 million of cash for operations for the nine months ended September 30, 2005 compared with $1.4 billion of cash generated from operations for the same period in 2004. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments of accrued liabilities or receipts of assets.
The decrease in cash flow from operations results from lower net income generated in 2005, in addition to cash payments for restitution related to the settlement agreement with the NYAG and NYSID discussed below, restitution payments at Putnam related to the settlement with the SEC and Massachusetts Securities division and payment in 2005 of restructuring charges recorded as part of the 2004 Plan.
As previously discussed, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions by them that were commenced against MMC and Marsh. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million fund to compensate policyholder clients, of which the first $255 million was paid to the fund on June 1, 2005. An additional $255 million must be paid on or before June 1, 2006, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. These amounts are included in Regulatory Settlements on the Consolidated Balance Sheets.
Financing Cash Flows
Net cash used by financing activities was $318 million for the period ended September 30, 2005 compared with cash provided by financing activities of $894 million for the same period in 2004.
MMC paid dividends of approximately $91 million ($0.17 per share) in the third quarter of 2005. Year to date, MMC has paid dividends of approximately $271 million ($0.51 per share) compared with dividends of $502 million in the prior year. Through the first nine months of 2005, MMC raised $1.8 billion from the issuance debt and has repaid approximately $2.1 billion of short and long-term debt. In the nine months ended September 30, 2004, MMC used $522 million for the purchase of treasury shares. No treasury share purchases have been made in 2005 and none are anticipated over the remainder of the year.
In September 2005, MMC issued $1.3 billion of new public-term debt, including $550 million of 5.15% five year notes and $750 million of 5.75% ten year notes. Proceeds from the debt issuance was used to repay outstanding bank borrowings that had been scheduled to mature in December, 2006.
Also in September 2005, MMC entered into a 30-year, $475 million mortgage loan agreement on its headquarters building in New York City at a fixed annual rate of 5.7%, refinancing an existing $200 million, 9.8% mortgage. The incremental proceeds, net of $34 million of mortgage prepayment costs, were used to pay down outstanding short-term debt.

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
In July 2004, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay the commercial paper borrowings that were used to purchase Kroll.
Investing Cash Flows
Cash provided by investing activities amounted to $83 million in the first nine months of 2005 compared to a use of $2.4 billion for the same period in 2004. Cash generated by the sale of securities totaled $311 million in 2005 versus $174 million for the same period last year. In addition, cash used for acquisitions decreased from $2.2 billion in the first nine months of 2004, primarily due to the acquisition of Kroll, to $64 for the same period in 2005.
MMC’s additions to fixed assets and capitalized software, which amounted to $235 million in the first nine months of 2005 and $281 million in the nine months of 2004, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
MMC has committed to potential future investments of approximately $344 million in connection with various private equity funds and other MMC investments. Commitments of $157 million relate to Trident III, which was formed in 2003. The remaining commitments relate to other funds managed by Stone Point (approximately $85 million) and Putnam through THL and THLPC (approximately $102 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $35-$50 million per year. The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by Stone Point related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident

II continue to harvest its portfolio in fourth quarter of 2005 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.
Putnam has investment commitments of $102 million for three active THL funds, of which approximately $50 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. At June 30, 2005 none of the $187 million was committed.
Approximately $27 million was invested in the first nine months of 2005 related to all of the commitments discussed above.
Deferred payments of approximately $41 million related to acquisitions completed in 2004 and prior years are recorded in Accounts payable and accrued liabilities or in Other liabilities in the Consolidated Balance Sheets at September 30, 2005.
Market Risk
Certain of MMC’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
Commitments and Obligations
MMC’s contractual obligations were comprised of the following as of September 30, 2005 (in millions of dollars):

	Payment due by Period
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Revolving lines of credit	$57	$12	45	—	—
Long-term debt	4,950	65	1,260	950	2,675
NYAG/NYSID settlement	595	255	340	—	—
Net operating leases	3,700	468	787	604	1,841
Service agreements	162	57	56	23	26
Other long-term obligations	41	21	20	—	—

Total	$9,505	$878	$2,508	$1,577	$4,542

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

Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds including the Trident funds. Publicly traded investments of $161 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $57 million and $327 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A significant number of lawsuits and regulatory proceedings are pending. See Note 14 to the Consolidated Financial Statements.

Part I – Item 4. Controls & Procedures
     a. Evaluation of Disclosure Controls and Procedures
Based on their evaluation, as of the end of the period of this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company required to be included in our reports filed under the Securities Exchange Act of 1934.
     b. Changes in Internal Controls
There were no changes in MMC's internal controls over financial reporting that were identified in connection with the evaluation referred to under Part I - Item 4a above that occurred during MMC's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, MMC's internal control over financial reporting.

PART II. OTHER INFORMATION
MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT
September 30, 2005
Item 1. Legal Proceedings.
     The information set forth in footnote 14 to the Consolidated Financial Statements provided in Part I of this Report is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth information regarding MMC’s purchases of its common stock on a monthly basis during the third quarter of 2005. Share repurchases are recorded on a trade date basis.
Issuer Repurchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum
			Shares	Number of
	(a)		Purchased as	Shares that May
	Total	(b)	Part of Publicly	Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs
July 1, 2005 - July 31, 2005	0	—	0	49,904,636
August 1, 2005 – August 31, 2005	0	—	0	49,904,636
September 1, 2005 - September 30, 2005	0	—	0	49,904,636

Total	0	—	0	49,904,636

(1)	On March 18, 1999, MMC's board of directors authorized the repurchase of up to 40 million shares of MMC's common stock, and on May 18, 2000 the board authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations and MMC may repurchase its shares under each of these authorizations in the future. MMC periodically purchases shares of its common stock, in the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC's various stock compensation and benefit programs.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
      On November 7, 2005, MMC and Brian M. Storms, Chairman and Chief Executive Officer of Marsh Inc., amended and restated Mr. Storms' prior Employment Agreement. The amended and restated Employment Agreement, a copy of which is attached to this report as Exhibit 10.4, is effective as of September 9, 2005.
Item 6. Exhibits.
4.1	Second Supplemental Indenture, dated as of September 16, 2005, between Marsh & McLennan Companies, Inc. and The Bank of New York, as trustee (incorporated by reference to MMC's Current Report on Form 8-K dated September 13, 2005)

4.2	Form of 5.15% Senior Note due 2010 (incorporated by reference to Exhibit 4.1)

4.3	Form of 5.75% Senior Note due 2015 (incorporated by reference to Exhibit 4.1)

10.1	Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005

10.2	Employment Agreement, dated as of July 20, 2005, by and between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC's Current Report on Form 8-K dated July 25, 2005)

10.3	Employment Agreement, dated as of August 22, 2005, by and between Marsh & McLennan Companies, Inc. and Sandra S. Wijnberg (incorporated by reference to MMC's Current Report on Form 8-K dated August 22, 2005)

10.4	Employment Agreement, amended and restated November 7, 2005, effective as of September 9, 2005, by and between Marsh & McLennan Companies, Inc. and Brian M. Storms

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

/s/ Sandra S. Wijnberg

Senior Vice President and
Chief Financial Officer
Date: November 8, 2005

EXHIBIT INDEX

Exhibit No.                                                                           Exhibit Name

4.1	Second Supplemental Indenture, dated as of September 16, 2005, between Marsh & McLennan Companies, Inc. and The Bank of New York, as trustee (incorporated by reference to MMC's Current Report on Form 8-K dated September 13, 2005)

4.2	Form of 5.15% Senior Note due 2010 (incorporated by reference to Exhibit 4.1)

4.3	Form of 5.75% Senior Note due 2015 (incorporated by reference to Exhibit 4.1)

10.1	Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005

10.2	Employment Agreement, dated as of July 20, 2005, by and between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC's Current Report on Form 8-K dated July 25, 2005)

10.3	Employment Agreement, dated as of August 22, 2005, by and between Marsh & McLennan Companies, Inc. and Sandra S. Wijnberg (incorporated by reference to MMC's Current Report on Form 8-K dated August 22, 2005)

10.4	Employment Agreement, amended and restated November 7, 2005, effective as of September 9, 2005, by and between Marsh & McLennan Companies, Inc. and Brian M. Storms

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications