Form 10-K
period 2005-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2006-03-02
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 1-5998

Marsh & McLennan Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2668272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Avenue of the Americas
New York, New York 10036-2774

(Address of principal executive offices; Zip Code)

(212) 345-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange
Pacific Exchange
London Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [X]            Accelerated filer [  ]            Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X].

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,869,956,895 based on the average of the high and low prices as reported on the New York Stock Exchange.

As of February 17, 2006, there were outstanding 547,001,162 shares of common stock, par value $1.00 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which use words like “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “should” and similar terms, express management’s current views concerning future events or results. For example, we may use forward-looking statements when addressing topics such as: future actions by our management or regulators; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure; the impact of acquisitions and dispositions; and MMC’s cash flow and liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•	the economic and reputational impact of: litigation and regulatory proceedings brought by federal and state regulators and law enforcement authorities concerning our insurance and reinsurance brokerage operations and our investment management operations (including the complaint filed in October 2004 by the New York Attorney General’s office relating to market service agreements and other matters, and proceedings relating to market-timing matters at Putnam); and class actions, derivative actions and individual suits filed by policyholders and shareholders in connection with the foregoing;

•	the extent to which we are able to replace the revenues we previously derived from contingent commissions, which we eliminated in late 2004;

•	our ability to retain existing clients and attract new business, particularly in our Risk and Insurance Services segment, and our ability to continue employment of key revenue producers and managers;

•	period-to-period revenue fluctuations relating to the net effect of new and lost business production and the timing of policy inception dates;

•	the impact on our commission revenues of changes in the availability of, and the premiums carriers charge for, insurance and reinsurance products, including the degree and timing of the impact on reinsurance premium rates of 2005 hurricanes;

•	the actual and relative investment performance of Putnam’s mutual funds and institutional and other advisory accounts, and the extent to which Putnam reverses its recent net redemption experience, increases assets under management and maintains management and administrative fees at historical levels;

•	our ability to implement our restructuring initiatives and otherwise reduce expenses;

•	the impact of competition, including with respect to pricing and the emergence of new competitors;

•	the impact of increasing focus by regulators, clients and others on potential conflicts of interest;

•	changes in the value of MMC’s investments in individual companies and investment funds;

•	our ability to make strategic acquisitions and to integrate, and realize expected synergies, savings or strategic benefits from, acquired businesses;

i

•	our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the potential impact of rating agency actions on our cost of financing or ability to borrow;

•	the impact on our operating results of foreign exchange fluctuations; and

•	changes in the tax or accounting treatment of our operations, and the impact of other legislation and regulation in the jurisdictions in which we operate.

Forward-looking statements speak only as of the date on which they are made, and MMC undertakes no obligation to update any such statement to reflect events or circumstances after the date on which it is made.

ii

iii

MARSH & McLENNAN COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS.

References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (“MMC”) and one or more of its subsidiaries, as the context requires.

GENERAL

MMC is a global professional services firm. Through our subsidiaries, we provide clients with analysis, advice and transactional capabilities across four operating segments:

•	Risk and Insurance Services, which includes risk management and insurance and reinsurance broking and services;

•	Risk Consulting and Technology, which includes risk consulting and related investigative, intelligence, financial, security and technology services;

•	Consulting, which includes human resource consulting and related services, and specialized management and economic consulting services; and

•	Investment Management, which includes investment management for both individual and institutional investors.

Our approximately 55,000 employees service a diverse range of clients in more than 100 countries. In our Risk and Insurance Services, Risk Consulting and Technology and Consulting segments, our worldwide client base includes corporations in numerous industries, small and mid-size businesses, governments and other public entities, not-for-profit organizations and individuals. Our investment management business serves both institutional and individual investors, primarily in the United States. We provide financial information about our segments in our consolidated financial statements included under Item 8 of this report.

OUR BUSINESSES

Risk and Insurance Services

Risk and insurance services is MMC’s largest business segment, generating 47% of total operating segments revenue in 2005 and employing approximately 29,000 colleagues worldwide. In this segment, our subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of:

•	risk management, insurance broking and insurance program management services, primarily under the name of Marsh; and

•	reinsurance broking, catastrophe and financial modeling services and related advisory functions, primarily under the name of Guy Carpenter.

Historically, this business segment also has included claims management and productivity services, wholesale broking services and private equity management. In 2005 and January 2006 we exited or were in the process of exiting many of these businesses, as described below under “— Recent Dispositions.”

Marsh

Marsh and its subsidiaries, primarily organized under Marsh Inc. and Marsh USA Inc., operate out of a global network of more than 400 offices in over 100 countries. Through our Marsh subsidiaries, we provide risk management and insurance broking services to businesses, government entities and professional service organizations around the world. Marsh subsidiaries also manage insurance product programs for affinity groups, offer standard insurance programs to small business clients and provide risk and financial planning services to high-net-worth individuals and family offices.

In its main risk consulting and insurance broking practice, Marsh employs a team approach to address its clients’ individual risk management and insurance needs. Each client relationship is coordinated by a client executive who assembles the resources needed to analyze, measure and manage the client’s various risks. The client executive draws from colleagues who specialize in specific industries and/or risk specialty areas. For example, Marsh team members might specialize in individual commercial insurance product lines, or in specific risk areas such as property, casualty, workers compensation, environmental, aviation, marine and energy, political risk or financial and professional liability.

In servicing their clients, Marsh’s risk and insurance professionals identify, analyze and estimate risks that arise from client operations and assets. These client risks relate to physical damage to property, various liability exposures, and other factors that could result in financial loss, as well as large and complex risks that require access to world insurance and financial markets. Marsh professionals address traditional property and liability risks and a widening range of financial, strategic and operating exposures, including those relating to employment practices, the launch and operation of rockets and spacecraft, the development and operation of technology resources, intellectual property, the remediation of environmental pollution, mergers and acquisitions, the interruption of revenue streams derived from leasing and credit operations and political risks.

Once risks are identified, Marsh advises clients on how to address their exposures, helping them structure programs for retaining, mitigating, financing, and transferring risk in combinations that vary according to the client’s particular circumstances. In addition to insurance programs, Marsh might help a client develop risk management strategies that include loss-control services (such as business continuity planning, ergonomic and workplace safety programs and loss information management), or alternative risk financing (such as the securitization of risk, the placement of risk with the capital markets and self-insured programs). Marsh’s professionals help clients implement their risk management and mitigation strategies by negotiating and executing transactions with the worldwide insurance and capital markets, establishing and managing specialized insurance companies owned by clients (sometimes known as “captive insurance companies”) and implementing various loss-control programs.

In addition to its main risk management and broking practice described above, Marsh maintains a separate Consumer & Commercial practice, whose professionals provide advice, broking and program management services to corporate and association clients globally and to individual and small business clients in the United States. Marsh professionals in this practice design, market and administer a variety of insurance and insurance-related products and services, such as consumer property and casualty programs and life insurance, purchased by an association’s or professional group’s members or provided to employees of corporate clients as part of a voluntary payroll deduction program. Other areas of the Consumer & Commercial practice include: Private Client Services, which provides specialized risk and insurance programs to high-net-worth individuals and family offices; Marsh Financial Services, which offers key-person and executive benefit programs, as well as planning and wealth preservation solutions to affluent individuals; and the Small Commercial practice, which offers standardized insurance programs to small businesses and franchise operations.

Marsh subsidiaries also provide insurance support services such as claims collection, claims advocacy, injury management, claims administration, and other insurance- and risk-related services.

Subsidiaries in the Risk and Insurance Services segment, under various names apart from Marsh, also provide underwriting management services to insurers in the United States, Canada and the United Kingdom, primarily for professional liability coverages.

Guy Carpenter

Reinsurance is a form of insurance that an insurance company or other risk assumption entity (such as a captive insurer or a governmental entity) purchases in order to reduce its exposure to liability on the insurance policies it has written. The purchaser of reinsurance spreads its risk by transferring (or “ceding”) a portion of its underwriting liability to another insurance provider, which is known as the “reinsurer.” Reinsurance enables the ceding entity, among other things, to expand its underwriting capacity, stabilize its underwriting results, secure protection against large or unexpected losses, or withdraw from (“run-off”) a class or line of business in an orderly fashion.

Guy Carpenter & Company, Inc. and its subsidiaries and affiliates provide reinsurance services for insurance and reinsurance companies and other risk assumption entities. Guy Carpenter’s approximately 2,600 professionals around the world provide their clients with reinsurance solutions that include risk management advice; the placement of reinsurance coverage with reinsurance markets worldwide; risk-transfer financing in the capital markets; contract and claims management; and run-off services administration.

Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property and casualty reinsurance. Treaty reinsurance involves the transfer of a portfolio of risks. Facultative reinsurance entails the transfer of part or all of the coverage provided by a single insurance policy.

Guy Carpenter also provides reinsurance services in a broad range of specialty practice areas, including accident and health, agriculture, alternative risk transfer, environmental, general casualty, investment banking, life and annuity, marine and energy, professional liability, program manager solutions, property, retrocessional reinsurance (reinsurance between reinsurers), structured risk, surety, terror risk, and workers compensation. In addition, Guy Carpenter provides its clients with numerous reinsurance-related services, such as actuarial, financial and regulatory consulting and portfolio analysis. Guy Carpenter’s Instrat® unit delivers advanced risk assessment analytics, catastrophe modeling and exposure management tools to assist clients in the reinsurance decision-making process.

Guy Carpenter offers run-off services for inactive clients in North America and elsewhere through Reinsurance Solutions International, LLC and ReSolutions International Limited, respectively. These subsidiaries also offer reinsurance and insurance administration solutions on a fee basis.

Recent Dispositions

MMC Capital.  In May 2005, MMC sold the assets of its wholly-owned subsidiary MMC Capital to Stone Point Capital LLC, a company controlled by the former managers of MMC Capital. MMC Capital was a private equity firm that managed investments and committed capital of more than $2 billion, primarily in the insurance and financial services industries. MMC Capital acted as the investment manager of the Trident Funds, which consist of the Trident, Trident II and Trident III partnerships, formed in 1994, 1999 and 2003, respectively. MMC is an investor in each of the Trident funds. Upon the asset sale in May 2005, Stone Point assumed responsibility for management of the Trident funds and other private equity funds previously managed by MMC Capital. MMC does not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC, through its subsidiary Marsh & McLennan Risk Capital Holdings (“Risk Capital Holdings”), continues to own investments in the Trident funds and other funds managed by Stone Point, as well as direct investments in certain insurance and financial services companies, including Ace Ltd, XL Capital Ltd and Axis Capital Holdings Ltd.

Sedgwick Claims Management Services.  SCMS was a majority-owned subsidiary of Marsh until its sale in January 2006. SCMS provides claims administration and related services in North America, principally for workers’ compensation, employers’ liability, general liability, automobile liability, and short- and long-term disability claims. MMC agreed to sell its majority stake in SCMS on December 23, 2005. The closing of the sale occurred on January 31, 2006.

Wholesale Broking.  The Risk and Insurance Services business segment historically has included wholesale broking services performed for a wide range of clients under various names, including Crump. In October 2005, MMC exited a significant portion of this business when it completed the sale of Crump Group, Inc., its U.S.-based wholesale broking operation.

Compensation for Services

Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients and commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. (As described elsewhere in this report, effective October 1, 2004, Marsh eliminated contingent compensation or “market services” agreements with insurers.) For billing and other administrative services, Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. We also receive certain investment-related revenues from Risk Capital Holdings. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Risk Consulting & Technology

MMC’s Risk Consulting and Technology segment generated 8% of total operating segments revenue in 2005. This segment consists of Kroll, Inc. and its subsidiaries, acquired by MMC in July 2004. Since January 1, 2005, it also includes portions of the risk consulting business previously managed by Marsh under the Risk and Insurance Services segment. The services previously managed by Marsh include forensic accounting, insurance claims accounting, and preparation and crisis consulting.

Kroll has approximately 3,500 colleagues in 28 countries, and also uses a worldwide network of consultants with specialized expertise. Kroll provides a broad range of investigative, intelligence, financial, security and technology services to corporate, government, institutional and individual clients. Kroll develops, markets and delivers its services through four business groups:

•	Consulting Services;

•	Corporate Advisory & Restructuring;

•	Security; and

•	Technology Services.

Kroll’s Consulting Services Group provides a wide range of services to help clients mitigate business, financial and physical risks and achieve their legal, operational and financial objectives. This group consists of two primary businesses which operate globally. Business Intelligence & Investigations gathers and analyzes information to help clients identify business risks and make informed decisions; conducts investigations to help clients to uncover wrongdoing; supports litigation; locates misappropriated assets; and manages programs to protect intellectual property, prevent money laundering and ensure the integrity of vendors. Financial Advisory Services provides a full range of forensic accounting, litigation consulting, and valuation services to help clients uncover fraud, comply with securities and corporate governance regulations and assess financial damages for insurance claims and litigation.

The Corporate Advisory & Restructuring Group provides domestic and cross-border professional services with the objective of maximizing the value of financially-troubled companies for the benefit of their stakeholders. Working on behalf of companies or creditors in North America and Europe, this group provides interim and crisis management, operational turnaround, strategic advisory, corporate finance, recovery and restructuring, and liquidation services.

The Security Group serves clients operating in high risk areas of the world, such as multinational corporations, government agencies, high-net-worth individuals, architectural firms, and private and public sector organizations. Services include security consulting; architectural security engineering; outsourced security operations and management; executive protection; high risk environment intelligence and protective services; crisis and kidnap response; travel safety training programs; and training programs for executives, security professionals and military personnel. The Security Group also includes Kroll’s U.S. government services business, which conducts security clearance investigations of government personnel and monitors law enforcement agencies and other public and private entities’ compliance with federal consent decrees and other government mandates.

The Technology Services Group is comprised of Kroll’s four non-consulting businesses. Kroll Background America provides employee and vendor background investigations and identity theft services to a wide range of business and non-profit clients worldwide. Kroll Factual Data provides information services to mortgage and consumer lending businesses, landlords, employers and other business customers in the United States. Kroll Laboratory Specialists provides substance abuse testing services to corporate, institutional and government clients in the United States and Canada. Kroll Ontrack offers data recovery services in North America, Europe and Asia-Pacific, and legal technologies services in the United States and the United Kingdom.

Compensation for Services

Kroll receives compensation for its risk consulting and technology services in the form of fees paid by clients. These fees are typically earned on an hourly, project, fixed fee or per unit basis. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk Consulting and Technology segment, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Consulting

MMC conducts business in its Consulting segment through Mercer Inc. and its subsidiaries and affiliates. Consulting is MMC’s second-largest business segment, generating 32% of total operating segments revenue in 2005 and employing approximately 18,900 colleagues worldwide. Mercer operates through two main business groups, each divided into lines of business, as follows:

•	Mercer Human Resource Consulting, consisting of the following lines of business:

–	Retirement & Investment Consulting
–	Human Resource (HR) Services & Investments
–	Health & Benefits
–	Human Capital

•	Mercer Specialty Consulting, consisting of the following lines of business:

–	Management Consulting
–	Organizational Design and Change Management
–	Economic Consulting

Mercer Human Resource Consulting

Mercer Human Resource Consulting is the world’s largest human resources consulting organization, with more than 16,000 colleagues working in 41 countries and territories. Mercer Human Resource Consulting professionals help clients understand, design, implement and quantify the effectiveness of their human resource programs and policies. Mercer provides specialized expertise in all areas of human resource consulting, including retirement and investment strategies and programs, compensation, employee benefits, employee communication, mergers and acquisitions and human capital strategy.

Retirement & Investment Consulting

Mercer Human Resource Consulting professionals provide consulting advice to corporate, government and institutional clients to help them design, execute and measure their retirement programs, policies and strategies. Mercer consultants offer consulting expertise in many retirement-related areas, such as defined benefit and defined contribution plans, executive retirement plans, retiree medical benefits and the retiree benefits aspects of mergers and acquisitions.

Under the Mercer Investment Consulting name, Mercer advises clients on various aspects of institutional investing, including selection of investment strategies and structures, risk management, asset manager selection and monitoring, and a wide range of special projects. Clients include fiduciaries of pension funds, foundations, endowments, and other investors in more than 35 countries. In certain locations outside the United States, Mercer consultants advise individual clients in the investment and disposition of lump sum retirement benefits and other retirement savings under the Mercer Wealth Solutions name. Mercer Investment Consulting also advises Mercer’s multi-manager business (Mercer Global Investments, described below) on the selection of third-party managers for the investment of client assets.

HR Services & Investments

Under the Mercer HR Services name, Mercer provides outsourced administration of retirement, group benefits and other human resource programs. Depending on the type of benefit plan or HR program, services may include enrollment, calculations, payment authorization, investment administration, forms processing, recordkeeping, responding to plan participant questions, participant communications, management reporting, and other business process outsourcing relating to HR activities.

Effective January 1, 2005, Mercer’s U.S. defined benefit plan and human resource administration business was combined with the administrative and trustee (or custodial) services previously conducted by Putnam Fiduciary Trust Company, or PFTC, a sister company. The services previously provided by PFTC include participant accounting and plan administration services for 401(k) and other qualified defined contribution employee benefit plans, cash-balance defined benefit plans, employee stock purchase plans and certain non-qualified plans. (A “non-qualified plan” is a pension or employee benefit plan which does not meet certain federal government criteria and is therefore ineligible for certain tax advantages.) Investment options in defined contribution employee benefit plans are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam-managed products, as well as employer stock and other non-Putnam investments. In the future, investment options may also include investment products offered by Mercer Global Investments (described below).

In certain countries, principally Australia, under the Mercer Super Trust name, we offer a retirement master trust service which incorporates plan administration, trustee services and investment manager selection. As part of this service, Mercer has operated a “multi-manager” investment business, in which we select multiple third-party investment managers to invest retirement plan participant assets. Building on our experience in Australia, in 2005 we launched Mercer Global Investments in the United States (and also adopted this name for Australia’s multi-manager investment operation). Mercer Global Investments currently services institutional investors (principally retirement plan sponsors and trustees) and individual investors (in Australia, and prospectively in other countries), principally for investment of their retirement plan assets. As of December 31, 2005, Mercer Global Investments had assets under management of approximately $1.4 billion in the United States and US$8.1 billion in Australia. During 2006, Mercer plans to expand the Mercer Global Investments business to selected new markets, primarily in Europe.

Also during 2005, Mercer launched Mercer Retirement Solution™, which integrates Mercer’s services in the areas of retirement plan administration, plan participant services, investment management and consulting/actuarial support, with the objective of simplifying for plan sponsors and trustees the job of operating a retirement program. Mercer Retirement Solutions™ is currently offered in the United States, Brazil, the United Kingdom and Ireland. Mercer plans to expand this business to additional countries in 2006.

Health & Benefits

Mercer’s Health & Benefits professionals help employers design, operate and measure employee health care and insured group benefit programs. This business includes consulting and the provision of brokerage services in connection with the selection of insurance companies and healthcare providers. Effective October 1, 2005, we transferred Marsh’s U.S. employee benefits business, which had provided similar services to a different client base, to Mercer Health & Benefits. Marsh’s U.K. employee benefits business was also combined with Mercer and plans are underway for similar combinations in certain other countries.

Human Capital

Mercer’s Human Capital consultants help clients to understand their human capital, or workforce, practices in a systematic way, and to develop strategies and programs to use their human capital to competitive advantage. Our consultants help clients design, understand, calibrate and align their compensation and performance management systems, including both executive compensation and broad-based employee compensation programs, and other employee practices in order to optimize business performance. Mercer’s Human Capital business also provides data, software and compensation administration services to help companies manage and operate their compensation and total rewards programs. In addition, consultants advise HR executives on how to improve the efficiency, effectiveness and business focus of their companies’ HR functions.

Mercer Specialty Consulting

The Mercer Specialty Consulting companies have more than 2,700 colleagues serving clients in 20 countries. The businesses operate as a portfolio of focused management and economic consulting practices that assist corporate enterprises in the areas of strategy development, operational improvement, risk management, organizational and leadership development, regulatory economics and litigation support.

Mercer Management Consulting professionals advise on issues of business strategy and operational excellence, primarily serving large corporations in North America, Europe, Asia and Australia. Mercer Management consultants help clients anticipate and realize future sources of value growth based on insights into rapidly changing customer priorities, economics and markets.

Mercer Oliver Wyman consultants provide strategy and risk management consulting, primarily to clients in the financial services sector. Mercer Oliver Wyman also provides actuarial consulting services to insurance companies, government entities and other organizations. Mercer Oliver Wyman has more than 800 colleagues throughout North America, Europe and the Asia Pacific region.

Lippincott Mercer consultants advise leading corporations around the world on corporate branding, identity and image, and have helped create some of the world’s most recognized brands.

Mercer Delta Organizational Consulting consists of over 200 colleagues working from offices in North America and Western Europe. Mercer Delta’s primary clients are CEOs, senior executives and boards of directors of major global corporations, government agencies and private institutions. Mercer Delta provides advisory services related to organization change, leadership development, strategic communications, organization research and corporate governance. Specific issues on which we have consulted include CEO succession, board and senior leadership effectiveness, organizational design and culture, and change management.

National Economic Research Associates, or NERA, is a team of more than 500 colleagues operating worldwide. NERA consultants provide independent research and analysis to achieve practical solutions to highly complex business and legal issues relating to competition, regulation, public policy, strategy, finance and litigation. NERA’s clients include corporations, governments, law firms, regulatory agencies, trade associations, and international agencies. Practice areas include the communications industry, where NERA has been involved in nearly every spectrum auction on behalf of the sponsor or a bidder, and transfer pricing, in which NERA professionals advise multinational corporations on the pricing of goods, services and intangible properties that move across different operating units or geographical boundaries.

Compensation for Services

The major component of Mercer’s revenue, in both Mercer Human Resource Consulting and the Mercer Specialty Consulting Businesses, is fees paid by clients for advice and services. Mercer Human Resource Consulting, principally through its Health & Benefits line of business, also earns significant revenue in the form of commissions from insurance companies for the placement of group (and occasionally individual) insurance contracts. Revenue for Mercer Global Investment’s discretionary investment management business and certain of Mercer HR Services & Investment’s defined contribution administration services consists principally of fees based on assets under management. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Investment Management

MMC conducts business in its Investment Management segment through Putnam Investments Trust and its subsidiaries. Investment Management generated 13% of total operating segments revenue in 2005 and employs approximately 3,000 colleagues. Primarily through its office in Boston, Massachusetts, Putnam provides investment management and related services through a broad range of investment products, including its own family of mutual funds, which are offered to individual and institutional investors. Putnam has been engaged in the investment management business since 1937 and is one of the largest mutual fund managers in the United States. In addition to its Boston headquarters, Putnam has offices in London and Tokyo.

Investment Management Services

Putnam provides investment management and related services through a broad range of investment products that are offered directly or through intermediaries to both individual and institutional investors. Products that Putnam sponsors for individual retail investors include a family of open-end and closed-end mutual funds (the “Putnam Funds”), college savings plans, annuity products and offshore products. Putnam also provides investment management services on a separately managed or commingled basis to individuals, corporate profit-sharing and pension funds, state and other governmental and public employee retirement funds, university endowment funds, charitable foundations, collective investment vehicles (both U.S. and non-U.S.) and other domestic and foreign institutional accounts. Putnam also provides investment management services in the capacity of sub-advisor for investment products sponsored or co-sponsored by other institutions.

Putnam manages its mutual funds, institutional client accounts and other portfolios in order to meet varying investment objectives, and to afford investors in the Putnam Funds and other clients the opportunity to allocate their investments among various investment products as their changing needs and worldwide economic and market conditions warrant. The investment process used by Putnam in managing its assets is based upon both fundamental and quantitative research. Fundamental research includes valuation analysis, economic, political, industry and company research, company visits, and the utilization of such sources as company public records and activities, management interviews, company-prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. Quantitative analysis includes the analysis of past trends and the use of sophisticated financial modeling to gauge how particular securities may perform. Putnam also incorporates a risk-management capability that analyzes securities across all the Putnam Funds and other portfolios to identify areas of over-concentration and potential risks.

Putnam’s assets under management consisted of the following levels and composition at December 31, 2005 and 2004 (in $ billions):

	December 31, 2005	December 31, 2004
Mutual Funds:
Growth Equity	$31	$38
Value Equity	37	41
Blend Equity	26	28
Fixed Income	32	36
Total Mutual Fund Assets	126	143

Institutional:
Equity	34	40
Fixed Income	29	30
Total Institutional Assets	63	70
Total Ending Assets	$189	$213

Assets from Non-US Investors
(Included above)	$32	$38

Average Assets Under Management:
Quarter-to-Date	$188	$211
Year-to-Date	$196	$217

Net Redemptions including Dividends Reinvested:
Quarter-to-Date	$(6.4)	$(10.7)
Year-to-Date	$(31.7)	$(51.0)

Impact of Market/Performance on Ending Assets Under Management	$7.2	$16.5

Markets for Putnam’s Services and Products

Retail.  Putnam generally markets its investment products for individual investors to intermediaries such as broker-dealers, financial planners, and registered investment advisers, who use them to meet the investment needs and objectives of their clients’ overall investment programs. These products consist of:

•	the Putnam Funds;

•	insurance products, such as variable annuities and variable life insurance policies, that use mutual funds as the underlying funding vehicles; and

•	separately managed accounts and other platforms sponsored by broker-dealers, financial planners and registered investment advisers.

The Putnam Funds are publicly-held investment companies registered under the Investment Company Act of 1940. These retail mutual funds cover a broad range of domestic and international equity, fixed-income, blended and money market investment portfolios. As of December 31, 2005, the Putnam Funds included 96 open-end investment companies

(mutual funds), which are available for investments and withdrawals on most business days; and 12 closed-end funds, which are not available for investments or withdrawals but the shares of which are traded on various major domestic stock exchanges.

Institutional.  Putnam provides investment management services and products to institutional customers, consisting of defined benefit and defined contribution retirement plans sponsored by corporations, state, municipal and other governmental authorities, retirement plans sponsored by unions under the Taft-Hartley Act, endowments, foundations and other institutional customers. Putnam provides its products and services to defined contribution plans in various ways, including through financial intermediaries, on a bundled basis in conjunction with its affiliate Mercer Human Resources Services, or on an “investment only” basis typically for larger plans. In the employee benefit plan market, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam-managed products, as well as employer stock and other investments that are not managed by Putnam. In addition, Putnam offers its investment services directly to employee benefit plans, endowments, foundations and other institutional investors, either as separate accounts or in the form of collective trusts and other pooled vehicles that are made available solely to institutional investors.

International.  Putnam provides investment management products and services in a number of international markets, including Europe, Japan, Australia, Canada and several other countries. Putnam markets its products and services to both retail and institutional clients in most of these countries, through direct sales and marketing activities, joint ventures and independent distributors.

Private Equity.  Putnam offers private equity and alternative investment funds to institutional and high-net-worth individual investors in conjunction with Thomas H. Lee Partners, L.P., or THL, a private equity firm. Putnam has a joint venture arrangement with THL and THL’s partners in connection with which it owns a minority interest in THL for purposes of participating in THL’s traditional business of managing private equity and leveraged buyout funds. Putnam and certain of its employees also are investors in certain of these private equity and other funds.

Related Financial and Administrative Services

In support of Putnam’s primary investment management business, Putnam subsidiaries provide other related services, including transfer agency, underwriting, distribution, shareholder services, custodial, trustee and other fiduciary services. PFTC, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to certain commingled and other accounts. Through December 31, 2004, PFTC also provided administrative and trustee/custodial services for certain qualified and non-qualified defined contribution plans and employee stock purchase plans. Effective January 1, 2005, this defined contribution plan servicing business was consolidated with the defined benefit plan and human resource administration business of Mercer Human Resource Consulting and is now part of the Mercer HR Services & Investments line of business. Putnam Retail Management Limited Partnership, or PRM, a Putnam subsidiary and a registered broker-dealer and member of the National Association of Securities Dealers, or NASD, acts as principal underwriter of the shares of the open-end Putnam Funds, selling primarily through independent broker-dealers, financial planners and financial institutions, including banks, and directly to certain large 401(k) plans and other institutional accounts.

Compensation for Services

Putnam’s revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and investment management fees for institutional accounts. Putnam also receives fees from the Putnam Funds for administrative services performed by PFTC. For a more detailed discussion of revenue sources and factors affecting revenue in our Investment Management segment, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Regulation

MMC’s activities are subject to licensing requirements and extensive regulation under United States federal and state laws, as well as laws of other countries in which MMC’s subsidiaries operate. See Item 1A (“Risk Factors”) below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.

Risk and Insurance Services.  While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers, managing general agents and third party administrators) to hold an individual and/or company license from a governmental agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally-owned business entities; in this case, if MMC has no licensed subsidiary, we may maintain arrangements with residents or business entities licensed to act in such jurisdiction.

Beginning in January 2005, all European Union member states were required to implement the Insurance Mediation Directive. This Directive aims to apply consistent minimum professional standards to insurance intermediaries, including a licensing system based on an assessment of factors such as professional competence, financial capacity and professional indemnity insurance. As member states of the European Union adopt regulations to comply with the Directive, our insurance intermediary operations in the European Union have become or will become subject to enhanced regulatory requirements. In January 2005, as part of the implementation of the Directive in the United Kingdom, the power and responsibilities of the Financial Services Authority, or FSA, were expanded to include regulation of insurance and reinsurance intermediaries in the United Kingdom.

Insurance authorities in the United States and certain other jurisdictions in which MMC’s subsidiaries do business, including the FSA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them.

Certain of MMC’s risk and insurance services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., an NASD-registered broker dealer and an indirect, wholly-owned subsidiary of MMC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. In the European Union, these businesses receive securities transfer services from another MMC subsidiary, Marsh Advance Risk Solutions Ltd., which is regulated by the FSA for the conduct of investment business in the United Kingdom.

In some jurisdictions, insurance-related taxes may be due either from clients directly or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.

Risk Consulting and Technology.  Certain of Kroll’s risk consulting and investigative activities are licensed and regulated at the federal, state and local level in the United States and abroad. Many of these activities also involve the use of data from outside sources, including third party vendors and governmental records. As a result, changes in existing, or the implementation of new, laws and regulations, particularly relating to privacy, could interfere with Kroll’s historical access to and use of such data. Substance abuse testing laboratories operated by a Kroll subsidiary are certified on the federal level and licensed in a number of states.

Consulting.  Certain of Mercer’s retirement-related consulting services are subject to pension law and financial regulation in many countries, including by the Securities and Exchange Commission, or SEC, in the United States and the FSA in the United Kingdom. In addition, the trustee services, investment services (including advice to individuals on the investment of personal pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer Human Resource Consulting and its subsidiaries and affiliates are subject to investment and securities regulations in various jurisdictions. The benefits insurance consulting and brokerage services provided by Mercer Human Resource Consulting and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. In the United States, Mercer Human Resource Consulting and Mercer Management Consulting use the services of MMC Securities Corp. primarily in connection with retirement and employee benefit plans, and investment banking services, respectively.

Investment Management.  Virtually all aspects of Putnam’s investment management business are subject to extensive regulation and supervision by various federal, state, and foreign regulatory authorities. Putnam’s activities are subject to regulation by the SEC and other federal, state and self-regulatory authorities in the United States, by the FSA in the United Kingdom, by the Financial Services Agency in Japan, and by the respective national securities regulatory authorities in certain other countries in which it does business. The Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on certain of Putnam’s subsidiaries which are registered in the United States as investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 (the “1940 Act”) imposes similar obligations on the investment companies that are advised by Putnam. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers, such as Putnam, with mutual fund and institutional clients are subject to extensive new SEC regulations, and may become subject to additional SEC regulations in the future, which might entail substantial new administrative obligations and associated costs and compliance risks for Putnam.

Competitive Conditions

MMC faces strong competition in all of its business segments from providers of similar products and services. MMC also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees.

Risk and Insurance Services.  MMC’s combined insurance and reinsurance broking services business is the world’s largest of its kind. The principal bases upon which our insurance and reinsurance businesses compete include the range, quality and cost of the services and products provided to clients. MMC encounters strong competition in the risk and insurance services business from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants, that provide risk-related services and products.

Certain insureds and groups of insureds have established programs of self insurance (including captive insurance companies) as a supplement or alternative to third-party insurance, thereby reducing in some cases their need for insurance placements. There are also many other providers of affinity group and private client services, including specialized firms, insurance companies and other institutions.

In 2005, Marsh and Guy Carpenter’s competitive positions were adversely affected, and may continue to be adversely affected in the future, by the impact of legal and regulatory proceedings brought by regulators and law enforcement authorities, and related publicity, concerning their insurance and reinsurance brokerage operations. These proceedings and the settlement thereof are discussed in more detail in note 16 to the consolidated financial statements included under Item 8 of this report. Please also read our discussion of the risks associated with these proceedings and their impact under Item 1A (“Risk Factors”) below.

Risk Consulting and Technology.  In risk consulting and technology, we face competition from local, regional, national and international firms that provide similar services in the fields of accounting, corporate advisory and restructuring services, investigative and security services, consulting and technology services. Kroll’s Consulting Services Group faces competition from local, regional, national and international accounting firms and forensic accounting, litigation support, investigative and other specialist and consulting firms. Kroll’s Corporate Advisory & Restructuring Group faces competition from national and international accounting firms and specialist recovery firms. Kroll’s Security Group faces competition from international and local security firms, government security contractors, and architectural engineering firms. Kroll’s Technology Services Group faces competition from small, independent service providers and technology companies.

Consulting.  MMC’s consulting and HR outsourcing businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses compete generally on the basis of the range, quality and cost of the services and products provided to clients. Competitors include independent consulting and outsourcing firms, as well as consulting and outsourcing operations affiliated with accounting, information systems, technology and financial services firms. The employee benefit plan administrative and trustee business of PFTC that was recently combined with Mercer’s HR outsourcing business was adversely affected in 2004 and 2005 by the market-timing related issues and other events that gave rise to the administrative proceedings brought by the SEC and the Massachusetts Secretary of the Commonwealth in the fourth quarter of 2003. These events may continue to adversely affect the combined HR outsourcing businesses in the future. See our discussion of the risks associated with these proceedings and their impact under Item 1A (“Risk Factors”) below.

Mercer’s investment service business faces competition from many sources, including multi-manager services offered by other investment consulting firms and financial institutions. Mercer’s recently established multi-manager business, in particular, faces significant competition from better-established rivals with greater experience in that market. For many of the services provided by Mercer, clients also have the option of handling these issues internally without assistance from outside advisors.

Investment Management.  Putnam’s investment management business is highly competitive. Putnam competes with other providers of investment products and services primarily on the basis of the range of investment products offered, investment performance, distribution, scope and quality of shareholder and other services, and general reputation in the marketplace. Sales of Putnam Fund shares are also influenced by general securities market conditions, government regulations, global economic conditions and advertising and sales promotional efforts. Putnam competes with other mutual fund firms and institutional asset managers that offer investment products similar to Putnam’s as well as products which Putnam does not offer, including passively managed funds such as index funds. Putnam also experiences competition from a number of mutual fund sponsors that offer their funds to the general public without sales charges, which Putnam does not do.

In addition to competition from firms already in the investment management business, including public and private firms, commercial banks, stock brokerage and investment banking firms and insurance companies, Putnam experiences competition from other firms offering financial services and other investment alternatives. Although Putnam has expanded its marketing and distribution outside the United States, it competes in non-U.S. markets with local and global firms, many of which have much larger investment management businesses than Putnam in their respective non-U.S. markets. Putnam’s competitive position continued to be adversely affected in 2005, and may continue to be adversely affected in the future, by the underperformance in prior years of certain Putnam Funds relative to competing products in the mutual fund marketplace.

Many securities dealers, whose large retail distribution systems play an important role in the sale of shares in the Putnam Funds, also sponsor competing proprietary mutual funds. To the extent that such securities dealers value the ability to offer customers a broad selection of investment alternatives, they will continue to sell independent funds, such as Putnam’s, notwithstanding the availability of proprietary products. However, to the extent that these firms limit or restrict the sale of Putnam Fund shares through their brokerage systems in favor of their proprietary mutual funds, Putnam’s assets under management, and thus Putnam’s revenues, might decline.

In 2004 and 2005, Putnam’s competitive position was adversely affected, and may continue to be adversely affected in the future, by the market-timing related issues and other events that gave rise to the administrative proceedings brought by the SEC and the Massachusetts state authorities in the fourth quarter of 2003. These proceedings and the settlement thereof are discussed in more detail in note 16 to the consolidated financial statements included under Item 8 of this report. Please also read our discussion of the risks associated with these proceedings and their impact below under Item 1A (“Risk Factors”).

Segmentation of Activity by Type of Service and Geographic Area of Operation.

Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to note 17 to the consolidated financial statements included under Item 8 of this report.

Employees

As of February 1, 2006, MMC and its consolidated subsidiaries employed about 55,000 people worldwide, including approximately 29,000 in risk and insurance services, approximately 3,500 in risk consulting and technology, approximately 18,900 in consulting and approximately 3,000 in investment management. Approximately 600 individuals are employed by MMC at the parent-company level.

EXECUTIVE OFFICERS OF MMC

The executive officers of MMC are elected annually. As of February 28, 2006, the following individuals were executive officers of MMC or were chosen to become executive officers of MMC:

Michael A. Beber, age 46, is senior vice president and chief strategic development officer of MMC, a position he has held since January 2005. From February 1999 through January 2005, Mr. Beber was executive vice president for strategic development of Kroll Inc. From July 2004 through January 2005 he was also president of Kroll’s Background Screening Group. From August 1991 to January 1999, Mr. Beber was a principal with Kroll Lindquist Avey, which Kroll acquired in June 1998. Prior to joining Lindquist Avey, Mr. Beber was a partner with BDO LLP, a senior manager with KPMG Peat Marwick, and a senior accountant with PriceWaterhouse.

Peter J. Beshar, age 44, is executive vice president and general counsel of MMC. Before joining MMC in November 2004, Mr. Beshar was a litigation partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General’s office.

M. Michele Burns, age 48, joined MMC as executive vice president on March 1, 2006. She will also assume the position of chief financial officer of MMC by March 31, 2006. Prior to joining MMC, Ms. Burns was executive vice president and chief financial officer since May 2004, and chief restructuring officer since August 2004, of Mirant Corporation, an energy company. Prior to joining Mirant, she was executive vice president and chief financial officer of Delta Air Lines, Inc. from August 2000 to April 2004. She held various other positions in the finance and tax departments of Delta beginning in January 1999. Delta filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

Mathis Cabiallavetta, age 61, is vice chairman, office of the CEO of MMC, chairman of MMC International and a member of MMC’s International Advisory Board. He is chairman of Marsh AG, Switzerland and a member of the board of directors of Kessler & Co, Switzerland. Prior to joining MMC in 1999, Mr. Cabiallavetta was chairman of the board of UBS A.G., a company he joined in 1971.

E. Michael Caulfield, age 59, is president of Mercer Human Resource Consulting, a position he assumed in September 2005. Mr. Caulfield joined Mercer as chief operating officer in July 2005. He was a director of UnumProvident Corporation from August 2004 through July 2005. Mr. Caulfield retired as executive vice president of Financial Management at Prudential Insurance Company of America in 2000, a position he had held since 1998. He joined Prudential in 1989, serving in several executive positions there including as chief executive officer of Prudential Investments from 1995 to 1998. Prior to joining Prudential, Mr. Caulfield was a partner of Greenwich Associates, and held various executive positions at Mellon National Corp.

Michael G. Cherkasky, age 56, is president and chief executive officer of MMC, a position he has held since October 2004. He also served as chairman and chief executive officer of Marsh Inc. from October 2004 until September 2005. Before its business combination with MMC in July 2004, Mr. Cherkasky was president and chief executive officer of Kroll Inc. Mr. Cherkasky joined Kroll in 1994, becoming president and chief executive officer in 2001. Prior to joining Kroll, Mr. Cherkasky spent 16 years in the criminal justice system, including serving as chief of the Investigations Division for the New York County District Attorney’s Office.

Simon Freakley, age 44, is president and chief executive officer of Kroll Inc., a position he has held since October 2004. Mr. Freakley was previously a director of Kroll Inc. since June 2003 and head of Kroll’s Consulting Group since April 2004. He was president of Kroll’s Corporate Advisory & Restructuring Group from September 2002 until its consolidation with Kroll’s Consulting

Services Group in April 2004. From 1996 until his appointment as Kroll’s CEO, Mr. Freakley was also managing partner of Kroll Ltd. (previously Kroll Buchler Phillips and Buchler Phillips), Kroll’s U.K.-based corporate advisory and restructuring subsidiary. Mr. Freakley joined Buchler Phillips in 1992, and in 1999, the firm was acquired by Kroll.

E. Scott Gilbert, age 50, is senior vice president and chief compliance officer of MMC. Prior to joining MMC in January 2005, he was the chief compliance counsel of the General Electric Company since September 2004. Prior thereto, he was counsel, litigation and legal policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney for the Southern District of New York.

Charles E. Haldeman Jr., age 57, is president and chief executive officer of Putnam Investments. Mr. Haldeman joined Putnam in October 2002 as senior managing director and co-head of Investments. He was named president and chief executive officer in November 2003. Before joining Putnam, Mr. Haldeman was president and chief executive officer of Delaware Investments from 2000 to 2002, president and chief operating officer of United Asset Management Corporation from 1998 to 2000, and a partner and director of Cooke & Bieler, Inc. from 1974 to 1998.

David J. Morrison, age 58, is president and chief executive officer of Mercer Management Consulting (“Mercer MC”), in which position he oversees the operations of all of the Mercer Specialty Consulting businesses. He has been a co-president of Mercer, Inc. since February 2005, and a member of the Mercer, Inc. board of directors since January 2000. Prior to assuming his current position with Mercer MC in November 2002, he was vice chairman of Mercer MC since January 2000. From July 1998 to December 1999 he served as head of Mercer MC’s Strategic Capabilities Group. Mr. Morrison joined Mercer MC as vice president in December 1997 when Mercer acquired Corporate Decisions, Inc., of which he was the president and a significant shareholder.

Michael A. Petrullo, age 37, is senior vice president and chief administrative officer of MMC. After MMC’s acquisition of Kroll in July 2004, Mr. Petrullo became chief financial officer for the risk consulting businesses of Marsh and Kroll until assuming his current position with MMC in January 2005. Mr. Petrullo was chief operating officer and executive vice president of Kroll Inc. from December 2002 to July 2004. Prior thereto, he was deputy chief operating officer of Kroll from June through December of 2002, the acting chief financial officer of Kroll from November 2001 to June 2002, and vice president and controller of Kroll from August 2001 to November 2001. He was vice president—finance of Kroll’s Investigations and Intelligence Group from February 1999 until August 2001. He joined Kroll Associates in 1995, serving as assistant controller through February 1998.

John T. Sinnott, age 66, is vice chairman, office of the CEO of MMC. He has held this position since July 1, 2005, when he re-joined MMC after a period of retirement. Mr. Sinnott was also a director of Marsh Inc. from June 2005 through December 2005. Mr. Sinnott was chairman and chief executive officer of Marsh Inc. from 1999 to December 2002 and chairman of Marsh until his retirement in July 2003. He also was a member of the MMC board of directors from 1992 through May 2003. Mr. Sinnott joined MMC’s predecessor company, Marsh & McLennan, Incorporated, in 1963, and held various executive positions with the Company including vice chairman and CEO of J&H Marsh & McLennan, Inc. and president and chief executive office of Marsh & McLennan, Incorporated.

Brian M. Storms, age 51, is chairman and chief executive officer of Marsh Inc. Prior to assuming his current position in September 2005, Mr. Storms was president and chief executive officer of Mercer Human Resource Consulting, which he joined in August of 2004 as vice chairman. Prior to joining Mercer, he served as president since 2001 and then as chief executive officer since July 2002 of UBS Global Asset Management, Americas. Prior thereto, he was president of Mitchell Hutchins, the asset management subsidiary of Paine Webber, from 1999 until UBS AG’s acquisition of Paine Webber Group Inc. in November 2000. From 1996 through 1999 Mr. Storms was president of Prudential Investments.

Sandra S. Wijnberg, age 49, is senior vice president and chief financial officer of MMC, a position she has held since joining MMC in January 2000. From 1997 through 1999, Ms. Wijnberg was senior vice president and treasurer of Yum! Brands, Inc. (formerly Tricon Global Restaurants, Inc.). Prior thereto, Ms. Wijnberg spent three years with PepsiCo, Inc., last serving as senior vice president and chief financial officer of its KFC Corporation division. As announced by MMC on August 22, 2005, Ms. Wijnberg will resign from MMC in March 2006.

Salvatore D. Zaffino, age 61, is chairman and chief executive officer of Guy Carpenter & Company, Inc. Prior to becoming chairman in 1999, Mr. Zaffino served as chairman and chief executive officer of Sedgwick Re North America from 1993 to 1998, when Sedgwick Group plc, its parent company, was acquired by MMC. From 1985 to 1993, he was chairman of Crump Re, an organization he founded and continued to manage until its merger with Sedgwick Re.

AVAILABLE INFORMATION

MMC is subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, MMC files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC. MMC makes these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with the SEC. The public may read and copy such materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, such as MMC; the address of that site is http://www.sec.gov.

MMC also posts on its website the following documents with respect to corporate governance:

•	Guidelines for Corporate Governance;

•	Code of Business Conduct and Ethics;

•	Procedures for addressing complaints and concerns of employees and others; and

•	the charters of the Audit Committee, Compensation Committee and Directors and Governance Committee of MMC’s Board of Directors.

All of the above documents are available in printed form to any MMC stockholder upon request.

Item 1A.	Risk Factors.

In addition to the other information in this report and our other filings with the SEC, the following risk factors should be carefully considered in evaluating MMC and its businesses. The risks and uncertainties described below are not the only ones facing MMC and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described below or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Legal and regulatory proceedings by federal and state regulators and law enforcement authorities concerning MMC and certain of its subsidiaries, particularly our insurance and reinsurance brokerage operations, as well as class actions, derivative actions and individual suits brought by policyholders and shareholders, may have a material adverse effect on our business, financial condition and results of operations.

In October 2004, the Office of the New York State Attorney General (the “NYAG”) filed a civil complaint in New York State court against MMC and Marsh Inc. asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud relating to Marsh’s broker compensation arrangements, including in particular Marsh’s compensation under market services agreements. Also in October 2004, the New York State Insurance Department (the “NYSID”) issued a citation ordering MMC and a number of its subsidiaries and affiliates that hold New York insurance licenses to appear at a hearing and show cause why regulatory action should not be taken against them. This citation, which also related to Marsh’s broker compensation arrangements, charged the respondents with the use of fraudulent, coercive and dishonest practices; violations of the New York General Business Law relating to contracts or agreements for monopoly or in restraint of trade; and violations of the New York Insurance Law that resulted from unfair methods of competition and unfair or deceptive acts or practices. On January 30, 2005, MMC and Marsh entered into an agreement with the NYAG and the NYSID to settle the NYAG lawsuit and the NYSID citation (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we agreed to establish a fund of $850 million, payable over four years, for eligible policyholder clients. In 2004, we recorded a charge for the full amount of this fund and on June 1, 2005 we made our first payment into the fund, in the amount of $255 million. Our next payment, also in the amount of $255 million, is due on June 1, 2006. Approximately 70,000 eligible policyholders across the United States have elected to receive a distribution from the fund, and will receive approximately $750 million of the $850 million made available thereunder.

The Settlement Agreement does not resolve any investigation, proceeding or action commenced by the NYAG or the NYSID against any of our former or current employees. Since the filing of the NYAG lawsuit, ten former Marsh employees have pleaded guilty to criminal charges relating to the matters under investigation. On September 15, 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. The NYAG has indicated that its investigation of the insurance industry is continuing.

Notwithstanding the Settlement Agreement, numerous other lawsuits have been commenced against us, one or more of our subsidiaries, and our current and former directors and officers, relating to matters alleged in the NYAG lawsuit. Numerous putative class action suits purportedly brought on behalf of policyholders and our shareholders against us, certain of our subsidiaries and certain of our current and former officers and directors are pending in various federal and state courts and in Canada. Shareholder derivative suits have been filed in various jurisdictions. There are also several actions brought by individual policyholders and additional suits may be filed by other policyholders. The myriad claims asserted in these suits include alleged violations of federal securities and antitrust laws, ERISA, RICO, and other statutory and common law claims, and seek significant damages. In addition, the State of Connecticut has commenced a lawsuit against Marsh challenging Marsh’s conduct in connection with the placement of a loss portfolio transfer of workers’ compensation claims for the State of Connecticut’s Department of Administrative Services. Following the announcement of the NYAG lawsuit and the related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share.

In addition, following the filing of the NYAG lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other governmental entities in a significant number of jurisdictions (other than New York) that relate to the allegations in the NYAG lawsuit. Offices of attorneys general in 22 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 38 jurisdictions. Given the number of pending investigations, there is a significant possibility that MMC or its subsidiaries could face administrative proceedings or other regulatory actions, fines or penalties, including, without limitation, actions to revoke or suspend insurance broking licenses. MMC also has been contacted by certain state attorneys general and commissioners of insurance indicating that they may seek additional monetary or other remedies from MMC.

An adverse outcome under any of the lawsuits and regulatory actions involving MMC and its subsidiaries could have a material adverse effect on our business, financial condition and results of operations. In addition, the lawsuits and regulatory actions could result in negative publicity, reputational damage and harm to our client and employee relationships. Any of these developments could negatively affect revenues in our insurance and reinsurance brokerage and other businesses.

For further information about the above and other legal and regulatory matters involving MMC and its subsidiaries, see note 16 to our consolidated financial statements included under Item 8 of this report.

We may not be successful in implementing our new business model and restructuring plans.

Since 2004, MMC has made significant changes to its business model, including the elimination of contingent compensation, or market services, agreements with insurers. The elimination of market services revenue has negatively affected our financial results. We recognized market services revenue of $124 million in 2005, relating to insurance placements made before October 1, 2004. This was a decrease of $417 million from 2004, and we expect that market services revenue in 2006 will be lower than in 2005. MMC’s new business model includes an initiative whereby Marsh seeks to increase revenue through higher commissions and fees that are disclosed to its clients. While we expect that this incremental revenue will affect MMC’s results in 2006, Marsh’s revenue initiative is subject to competitive challenges and has been progressing more slowly than anticipated. As a result, we cannot be sure of the timing or amount of the incremental revenue to be achieved.

In light of our new business environment, we have examined our cost structure to identify areas where expenses can be reduced. As a result of this examination, in the fourth quarter of 2004 we initiated a restructuring plan including, among other features, the reduction of headcount and the consolidation of facilities. In 2005 we began further restructuring initiatives in response to our business environment. As discussed more fully below under Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we expect our 2004 and 2005 restructuring initiatives to result in annual cost savings of $775 million. We cannot assure you, however, that we will achieve this level of cost savings, in which case our restructuring efforts would not affect our profitability as positively as we expect.

We may not be able to collect our remaining accounts receivable for market services revenue earned before October 1, 2004.

Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. As of December 31, 2005, we had $130 million of accounts receivable recorded in our financial statements related to market services revenue earned prior to October 1, 2004. While we intend to collect this outstanding market services revenue, we cannot assure you that we will be successful in collecting all amounts due. To the extent the accrued amounts are not collected, a charge to our earnings would result.

We may experience loss of key personnel and clients.

Across all of our businesses, we must preserve our capabilities to serve clients and the capacity to support staff development. Retention of our employees therefore is critical to us, and the loss of key managerial personnel or significant revenue producers could have a material adverse effect on our business and results of operations. Since late 2004 we have developed compensation programs to retain, motivate, and reward certain key employees, but we cannot be certain of our ability to retain our key employees or attract similar new employees in the future.

In addition, as a result of the recent legal and regulatory matters referred to above, we may lose important clients, or experience difficulty in generating new business, in our insurance brokerage or other businesses. In this event, our revenues and results of operations could be materially adversely affected.

Regulatory investigations and lawsuits arising from market-timing and other issues at Putnam may have a material adverse effect on our business, financial condition and results of operations.

In 2003 and 2004 Putnam entered into settlements with the SEC and the Commonwealth of Massachusetts (the “Massachusetts Securities Division”), with respect to excessive short-term trading by certain former Putnam employees in shares of the Putnam Funds. Also, in late 2003 and continuing through Spring 2005, Putnam received document subpoenas and/or requests for information from various other federal and state enforcement authorities inquiring into, among other things, the matters that were the subject of the proceedings by the SEC and the Massachusetts Securities Division.

Various offices of the SEC, the Massachusetts Securities Division and the Department of Labor are investigating Putnam with respect to, among other things, plan expense reimbursements with certain multi-employer deferred compensation plans that are Putnam clients, Putnam Research Fund’s investment management fee, the ERISA aspects of certain investments by the Putnam Profit Sharing Retirement Plan and certain other ERISA issues, and issues relating to the notices accompanying certain closed-end distributions.

During the course of the SEC’s investigation of certain matters that arose in the defined contribution plan administration business formerly conducted by PFTC, issues arose relating to the calculation of certain cost reimbursements paid in previous years by the Putnam Funds to Putnam for transfer agent services relating to defined contribution operations. These issues are being reviewed by Putnam and the trustees of the Putnam Funds and, pending the completion of this review, Putnam has recorded charges totaling $37 million for the estimated cost that it believes will be necessary to address these issues. Putnam has briefed the SEC, the Federal Deposit Insurance Corporation and other governmental authorities on this matter.

In addition, MMC and Putnam have received complaints in over 70 civil actions based on allegations of “market-timing” and, in some cases, “late trading” activities. These actions were filed in courts in various states, with all actions filed in federal court now having been transferred to the United States District Court for the District of Maryland. Certain Putnam entities have also been sued in the United States District Court for the District of Massachusetts for alleged violations of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by the mutual funds in which plaintiffs purportedly owned shares. Putnam is also a defendant in a lawsuit by a former institutional client alleging that Putnam breached its investment management agreement and did not make appropriate disclosures to the client at the time the investment management agreement was executed, and Putnam also is awaiting the conclusion of an arbitration process involving similar issues with another former institutional client.

An adverse outcome under, or reputational damage caused by, any of the legal and regulatory matters involving Putnam could have a material adverse effect on our business, financial condition and results of operations.

For further information about the above and other legal and regulatory matters involving MMC and its subsidiaries, see note 16 to our consolidated financial statements appearing under Item 8 of this report.

Putnam may not be able to maintain its investment management and administrative fee revenues at current levels.

Putnam’s revenue is derived primarily from investment management and 12b-1 fees received from the Putnam Funds and investment management fees received from institutional clients. Investment management revenues depend largely on the total value and composition of assets under management. Among the particular factors affecting assets under management are the levels of investments and withdrawals by current and new mutual fund shareholders and institutional clients. In 2005, assets under Putnam’s management were adversely affected, and may continue to be adversely affected in the future, by redemptions in response to the underperformance in prior years of certain Putnam Funds relative to competing products in the mutual fund marketplace, as well as by the “market-timing” and “short-term” trading issues referred to above. Continued declines in Putnam’s assets under management would negatively affect results of operations in our investment management segment.

The advisory contracts pursuant to which Putnam receives fees for investment management services provided to the Putnam Funds continue in effect only so long as approved, at least annually, by the funds’ shareholders or trustees, including a majority who are not affiliated with Putnam. Putnam’s management and the fund trustees regularly review the fund fee structure in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Effective January 1, 2006, pursuant to discussions held with the trustees during the annual management contract review, Putnam reduced the management fees it receives with respect to nine of its 12 closed-end mutual funds. Further reductions in management fees payable under these contracts and/or the termination of one or more of these contracts could have a material adverse effect on results of operations in our investment management segment.

Also, as discussed under Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), most of the open-end Putnam Funds have adopted 12b-1 plans pursuant to which the mutual funds make payments to PRM to cover costs for various distribution and related services. Each of these 12b-1 plans, and payments made by the respective Putnam mutual funds thereunder, is subject to annual renewal by the fund’s trustees and to termination by vote of the fund’s shareholders or by vote of a majority of the fund trustees who are not affiliated with

Putnam. Actions by the trustees to reduce the level of 12b-1 fees paid by a fund or to make other changes that would reduce the amount of 12b-1 fees received by Putnam, or the failure of the trustees to approve continuation of the 12b-1 plans for Class B (deferred sales charge) shares, would have a material adverse effect on the results of operations in our investment management segment.

We are subject to significant uninsured exposures arising from “errors and omissions” claims.

MMC’s operating companies provide numerous services for clients around the world. For example, Marsh advises on and places insurance coverage, and sometimes provides related services such as risk management advice and claims management and collections. Guy Carpenter performs similar services in its role as a reinsurance broker. Mercer renders a variety of consulting and investment management services. As a result of these and other activities, MMC operating companies are potentially subject to errors and omissions, or E&O, claims by clients and third parties who may allege that they were damaged as a result of MMC’s failure to perform its duties as expected. MMC works hard to minimize its potential E&O exposures by, among other things, prevention and remediation efforts and employee education/training, but it is not possible to prevent E&O exposures completely. When E&O claims do arise, claimants often seek monetary damages. In the case of Marsh and Guy Carpenter, claimants may allege losses representing the value of insurance or reinsurance coverage lost due to broker negligence. In the case of Mercer, claimants may allege losses due to negligent investment or consulting advice.

E&O claims in any given case can be significant and may subject MMC, in addition to potential liability for monetary damages, to reputational harm and diversion of personnel and management resources. Since 2001, the worldwide market for professional liability insurance for E&O claims in the financial services industry has contracted significantly, which has caused MMC to assume increasing levels of self-insurance for its potential E&O exposures. MMC uses internal actuarial and other estimates, and case-level reviews by inside and outside counsel, to establish loss reserves which it believes are adequate to provide for this self-insured retention. These reserves are reviewed quarterly and adjusted as developments warrant. Nevertheless, given the unpredictability of E&O claims and of litigation which could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on MMC’s results of operations or financial condition in a given quarterly or annual period. For further information about our E&O exposure and related insurance coverage, including self-insurance, see note 16 to our consolidated financial statements appearing under Item 8 of this report.

Declines in premium rate levels in the insurance and reinsurance markets could adversely affect our Risk and Insurance Services segment revenues.

We derive most of our revenues in the risk and insurance services segment, which comprised 47% of our 2005 operating segments revenue, from fees paid by clients and commissions paid out of premiums charged by insurance and reinsurance companies. This compensation is frequently based on premiums paid by insureds, which we do not determine and which vary widely based on market conditions, which may differ by market cycles, by location and by type of coverage. Factors that may cause market premium levels to decline include expanded underwriting capacity of insurance carriers, increased competition among insurance carriers and consolidation in the insurance markets. Declines in premium levels generally or in any particular insurance market would adversely affect revenues derived from our insurance and reinsurance broking activities.

We operate in a highly competitive environment.

We generally face strong competition across all of our business segments from providers of similar products and services. In particular, we have encountered competitive pressures in our Risk and Insurance Services segment as a result of the recent legal and regulatory matters referred to above. In our investment management segment, Putnam’s competitive position has been adversely affected, and may continue to be adversely affected in the future, by the underperformance in prior years of certain Putnam funds relative to competing products in the mutual fund marketplace. Mercer’s consulting and administration businesses face increasing competitive pressures, due in part to an increasing focus by regulators, clients and others on potential conflicts of interest.

Our cost of financing has been negatively affected by our recent legal and regulatory issues and credit rating downgrades since October 2004.

We may need to raise additional financing in the future in order to fund maturing debt obligations and, possibly, to fund acquisitions or other growth in our business. Largely as a result of the legal and regulatory matters referred to above, our cost of financing has been, and may continue to be, negatively affected.

Following the filing of the NYAG lawsuit in October 2004, uncertainty regarding changes in our business model, the impact of eliminating contingent compensation agreements and potential fines and/or penalties resulted in credit rating downgrades by Moody’s and Standard & Poor’s. Further credit rating downgrades could negatively affect our access to and cost of financing sources.

We are exposed to various risks associated with the global nature of our operations.

We have significant worldwide operations, which subjects us to associated legal, economic, operational and market risks. These risks include, among others:

•	the economic and political conditions in foreign countries;

•	the imposition of local investment or other restrictions by foreign governments;

•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments from foreign subsidiaries;

•	the imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•	difficulties in monitoring employees in geographically dispersed locations; and

•	costs and difficulties in complying with a wide variety of foreign laws.

Some of our brokerage subsidiaries in foreign countries receive revenue that differs from their functional currencies. Also, we generally must translate the financial results of our foreign subsidiaries into U.S. dollars. Although we periodically use derivative financial instruments to help protect against adverse effects due to exchange rate fluctuations, we cannot eliminate these risks, and significant changes in exchange rates may have an adverse effect on our financial results.

Actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, the European Union and the laws of the many other countries in which our subsidiaries operate. Our four business segments depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with applicable regulations.

In all jurisdictions, applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and similar matters. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, we follow practices based on our interpretations, or those generally followed by the industry, of laws or regulations, which may prove to be different from those of regulatory authorities. Accordingly, the possibility exists that we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction.

We cannot assure you that our risk and insurance services, risk consulting and technology, investment management or consulting activities will continue to be conducted in any given jurisdiction as they have been in the past. Any significant impairment of our ability to conduct our business as we historically have done could have a material adverse effect on our business, financial condition or results of operations. For further information about regulatory conditions affecting our business segments, see Item 1 (“Business”).

We may not be able to successfully integrate the businesses that we acquire.

We have a history of numerous acquisitions, including our $1.9 billion acquisition of Kroll in July 2004 and nine acquisitions in 2005 for total consideration of $68 million, and we expect that acquisitions will continue to be a part of our growth strategy. Acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses. While we intend that our acquisitions will improve our competitiveness and profitability, we cannot assure you that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations.

Item 1B.	Unresolved Staff Comments.

There are no unresolved comments to be reported pursuant to Item 1B.

Item 2.	Properties.

MMC and its subsidiaries have major office locations in and around New York, London and Boston. We also maintain other offices around the world.

MMC and certain of its subsidiaries, including Marsh USA Inc., Mercer Human Resource Consulting, Inc. and Mercer Management Consulting, Inc., own, directly and indirectly through special-purpose subsidiaries, a 69% condominium interest covering approximately 1,120,000 square feet in a 44-story building in midtown Manhattan in New York City, which serves as MMC’s worldwide headquarters. In September 2005, MMC refinanced the existing $200 million mortgage relating to this condominium interest with a new, $475 million loan bearing interest at 5.7% and maturing in 2035. The new loan is non-recourse to MMC (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interests in 22 floors of the property and a first priority assignment of leases and rents. In the event of a default in the payment of the loan and certain credit rating downgrade events, MMC would be obligated to pay rent for the entire occupancy of the mortgaged property. MMC leases an additional 315,000 square feet of space in its headquarters building. MMC and its subsidiaries lease an additional 735,000 square feet in various locations around New York City in support of its operations, including a lease covering approximately 420,000 rentable square feet in a building in Hoboken, New Jersey.

The principal offices of the Marsh and Mercer subsidiaries in the United Kingdom currently are located in the City of London, comprising 354,000 square feet under a long term lease. Marsh subsidiaries lease an additional 136,000 square feet of office space in and around London in support of their operations. The Mercer subsidiaries in and around London lease an additional 162,000 square feet of space. Mercer also leases 147,000 square feet in a new building in the City of London, of which it has subleased 95,000 square feet to third parties.

The principal executive offices of the Putnam subsidiaries comprise approximately 300,000 square feet of leased space located in the financial district of Boston, Massachusetts. Putnam also leases approximately 887,000 square feet (including 231,000 square feet transferred to Mercer HR Services on January 1, 2005) in various locations in the Boston area for investor services and other activities in support of its operations.

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

Information regarding legal proceedings is set forth in note 16 to the consolidated financial statements appearing under Item 8 (“Financial Statements and Other Supplementary Data”) of this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for MMC’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

For information regarding dividends paid and the number of holders of MMC’s common stock, see the table entitled “Selected Quarterly Financial Data and Supplemental Information (Unaudited)” below on the last page of Item 8 (“Financial Statements and Other Supplementary Data”) of this report.

MMC’s common stock is listed on the New York, Chicago, Pacific and London stock exchanges. The high and low stock prices (NYSE composite quotations) for our common stock for each quarterly period in 2005 and 2004 are as follows:

	2005 Stock Price Range		2004 Stock Price Range
	High	Low	High	Low
First Quarter	$34.25	27.00	$49.69	45.67
Second Quarter	$30.90	26.87	$47.51	42.05
Third Quarter	$30.50	26.67	$46.66	42.10
Fourth Quarter	$33.42	26.79	$47.35	22.75
	$34.25	26.67	$49.69	22.75

On February 27, 2006 the closing price of MMC’s common stock was $30.81.

The following table sets forth information regarding MMC’s purchases of its common stock on a monthly basis during the fourth quarter of 2005. Share repurchases are recorded on a trade date basis.

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005– October 31, 2005	0	—	0	49,904,636
November 1, 2005– November 30, 2005	0	—	0	49,904,636
December 1, 2005– December 31, 2005	0	—	0	49,904,636
Total	0	—	0	49,904,636

(1)	On March 18, 1999, MMC’s board of directors authorized the repurchase of up to 40 million shares of MMC’s common stock, and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations. While MMC made no share repurchases in 2005, in previous years MMC has repurchased, and in the future may repurchase, shares of its common stock, in the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC’s various stock compensation and benefit programs. The timing and level of MMC’s share repurchase activity may be affected by MMC’s priorities relating to the use of its cash flows for a variety of purposes. These purposes may include, in addition to share repurchases, the funding of dividends, investments, pension contributions and debt reduction.

Item 6.	Selected Financial Data.

Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions except per share figures)(c)	2005	2004	2003	2002	2001	Compound Growth Rate 2000–2005
Revenue:
Service Revenue	$11,469	$11,561	$11,100	$10,039	$9,735	3%
Investment Income (Loss)	183	200	100	67	(142)	19%
Total Revenue	11,652	11,761	11,200	10,106	9,593	3%
Expenses:
Compensation and Benefits	6,945	6,706	5,710	5,025	4,729	8%
Other Operating Expenses	3,811	3,486	3,032	2,845	3,125	4%
Regulatory and Other Settlements	40	969	10	—	—
Total Expenses	10,796	11,161	8,752	7,870	7,854	6%
Operating Income	856 (a)	600 (a)	2,448	2,236	1,739 (b)	(17)%
Interest Income	47	21	24	19	23
Interest Expense	(332)	(219)	(185)	(160)	(196)
Income Before Income Taxes and Minority Interest	571	402	2,287	2,095	1,566	(22)%
Income Taxes	192	240	751	731	591
Minority Interest, Net of Tax	10	8	20	18	13
Income From Continuing Operations	369	154	1,516	1,346	962	(21)%
Discontinued Operations, Net of Tax	35	22	24	19	12	31%
Net Income	$404	$176	$1,540	$1,365	$974	(19)%
Basic Income Per Share Information:
Income From Continuing Operations	$0.69	$0.29	$2.85	$2.49	$1.75	(20)%
Income From Discontinued Operations	$0.06	$0.04	$0.04	$0.03	$0.02	25%
Net Income	$0.75	$0.33	$2.89	$2.52	$1.77	(19)%
Average Number of Shares Outstanding	538	526	533	541	550
Diluted Income Per Share Information:
Income From Continuing Operations	$0.67	$0.29	$2.77	$2.42	$1.67	(20)%
Income From Discontinued Operations	$0.07	$0.04	$0.04	$0.03	$0.03	28%
Net Income	$0.74	$0.33	$2.81	$2.45	$1.70	(18)%
Average Number of Shares Outstanding	543	535	548	557	572

Dividends Paid Per Share	$0.68	$1.30	$1.18	$1.09	$1.03	(6)%

Return on Average Stockholders’ Equity	8%	3%	29%	27%	19%

Year-end Financial Position:
Working capital	$911	$256	$189	$(199)	$(622)
Total assets	$17,892	$18,498	$15,053	$13,855	$13,769
Long-term debt	$5,044	$4,691	$2,910	$2,891	$2,334
Stockholders’ equity	$5,360	$5,056	$5,451	$5,018	$5,173
Total shares outstanding (excluding treasury shares)	546	527	527	538	548
Other Information:
Number of employees	54,900	63,900	60,400	59,400	57,800
Stock price ranges —
U.S. exchanges — High	$34.25	$49.69	$54.97	$57.30	$59.03
— Low	$26.67	$22.75	$38.27	$34.61	$39.70

(a)	Includes restructuring costs of $317 million and $337 million in 2005 and 2004, respectively.

(b)	Includes charges related to September 11 and restructuring costs of $396 million.

(c)	Certain balances have been reclassified to conform with current presentation. See Note 1 to the consolidated financial statements.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this report for discussion of significant items affecting our results of operations in 2005 and 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm. MMC’s subsidiaries include Marsh Inc. (“Marsh”), the world’s leading risk and insurance services firm; Kroll Inc. (“Kroll”), the world’s leading risk consulting company; Mercer Inc. (“Mercer”), a major global provider of human resource and specialty consulting services; and Putnam Investments (“Putnam”), one of the largest investment management companies in the United States. MMC’s approximately 55,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in four principal business segments based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Risk Consulting and Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. Consulting, which comprises the activities of Mercer Human Resource Consulting and Mercer’s Specialty Consulting Businesses, includes human resource consulting and related services, and specialized management and economic consulting services. We conduct Investment Management through Putnam. A fuller description of our segments’ business activities is included in Part I, Item 1 of this report.

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. Management evaluates performance based on segment operating income, which is after deductions for directly related expenses, but not MMC corporate-level expenses. A reconciliation of segment operating income to total operating income is included in Note 17 to the consolidated financial statements included elsewhere in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.

This MD&A contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report.

Significant Developments in 2005

2005 was a year of transition for MMC. MMC’s historical financial information should be viewed in light of the significant developments discussed below.

New Business Model in Risk and Insurance Services

Since 2004, MMC has made significant changes to its business model. Our new business model has three main aspects: a commitment to make all fees and other remuneration earned by MMC for the placement of insurance coverage fully transparent to our clients in the U.S. and in major markets around the world; the elimination of contingent compensation or market services agreements with insurers; and an initiative to offset, to the extent possible, lost market services revenue by increasing brokerage commissions and fees.

During 2005, MMC made significant progress implementing the requirements of the settlement agreement with the Office of the New York State Attorney General (“NYAG”) and the New York State Insurance Department (“NYSID”). We developed and rolled-out compliance infrastructure and governance processes; developed and rolled-out transparency standards and related policies and procedures; trained employees in core and certain specialty business lines; and established compliance monitoring groups to measure compliance. While Marsh is the MMC subsidiary most directly affected by these settlement-related activities, Guy Carpenter and Mercer’s health and benefits practices are also affected.

MMC’s revenue in 2005 was impacted by a $417 million decrease in market services revenue. In 2005, market services revenue of $124 million, related to insurance placements made prior to October 1, 2004, was recognized in the financial statements. It is expected that market services revenue recognized in 2006 will be significantly lower than in 2005.

As discussed above, our new business model includes an initiative whereby Marsh seeks to increase revenue through higher commissions and fees that are disclosed to its clients. Management expects that this incremental revenue will affect MMC’s results in 2006. Given the relatively recent launch of Marsh’s compensation initiative and the competitive challenges we currently face in the insurance brokerage market, it is difficult to predict the specific timing and amount of this revenue impact.

In addition to the impact on revenue of the elimination of market services agreements (“MSA”), revenues in the risk and insurance services segment were affected by declining commercial insurance premium rates during most of 2005. Premium rate decreases began to abate in the fourth quarter of 2005 due to the initial effects of the major storms that hit the United States. A more significant impact on reinsurance premium rates as a result of the storms is expected in the first quarter of 2006.

At December 31, 2005, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was approximately $130 million. MMC intends to collect outstanding MSA revenue earned prior to October 1, 2004, and is enforcing its contractual rights to collect amounts due. In December 2005, MMC initiated arbitration proceedings against certain insurance carriers for this purpose. However, there is no assurance that MMC will collect all amounts due. To the extent MMC does not collect accrued amounts, a charge to earnings would result.

As discussed in Note 16 to the consolidated financial statements, in connection with the January 2005 settlement agreement with the NYAG and NYSID, MMC established an $850 million policyholder fund. Policyholders representing 88% of the value of the fund, or approximately $750 million, opted to participate and have signed a release related to all matters alleged in the NYAG lawsuit and NYSID amended citation, except for claims which are based on, arise out of, or relate to the purchase or sale of MMC securities.

Also as discussed in Note 16 to the consolidated financial statements, on September 21, 2005, working with the National Association of Insurance Commissioners (the “NAIC”), MMC reached a multi-state regulatory settlement. The NAIC settlement agreement adopts the business reforms and the $850 million fund for policyholder clients provided by MMC’s previous settlement with the NYAG and NYSID. The NAIC agreement has been executed by MMC and Marsh, and as of February 17, 2006, has been adopted by insurance commissioners in 33 states and the District of Columbia and Guam.

Restructuring

In response to MMC’s changed business environment, we initiated restructuring activities in the fourth quarter of 2004 and first quarter of 2005. The restructuring plans are described in more detail in Note 13 to the consolidated financial statements.

During 2005, net restructuring expenses were $317 million, primarily related to the 2005 restructuring plan. These charges comprise severance and other termination benefits of $196 million related to the elimination of approximately 2,600 employee positions, future rent under non-cancelable leases of $116 million and other costs of $41 million, partially offset by a $36 million gain from the sale of certain small commercial accounts and other dispositions. In addition, in 2005 MMC incurred incremental expense related to the accelerated amortization of leasehold improvements of $12 million. Additional charges of approximately $50 million are expected to be incurred in 2006, largely in the first half of the year, as the remaining actions contemplated under the 2005 restructuring plan are completed.

Annual savings of $375 million are expected when the 2005 plan is fully implemented. Results in 2005 reflect approximately $160 million of savings realized from the 2005 plan, with the remaining savings of approximately $215 million expected in 2006. All of the savings from the 2005 restructuring plan relate to the risk and insurance services segment. Results in 2005 also reflect savings of approximately $400 million resulting from the 2004 restructuring plan.

Employee Retention Initiatives

In late 2004, and in 2005, MMC initiated a number of actions designed to retain and motivate employees throughout our businesses. Retention awards were granted, primarily in risk and insurance services and consulting, resulting in additional costs of $115 million in 2005. In addition, stock option exchange programs were offered to employees who held deeply underwater MMC or Putnam options. The option exchange programs are discussed in more detail later in this MD&A. MMC also implemented new or expanded long-term incentive programs in several of its businesses.

Businesses Exited in 2005

In October 2005, Marsh completed the sale of Crump Group, Inc., its U.S.-based wholesale insurance broker. The gain on the sale of $14 million, net of tax, was recognized in the fourth quarter. In December 2005 MMC agreed to sell its majority interest in Sedgwick CMS Holdings. The sale was completed on January 31, 2006, and we will recognize the associated gain on the sale in the first quarter of 2006. In the fourth quarter of 2005, MMC determined that the Crump and SCMS businesses met the criteria to be classified as discontinued operations. All previously reported financial information has been reclassified to conform with the current presentation. See Note 5 to the consolidated financial statements for further information regarding these dispositions.

In May 2005, MMC sold the assets of MMC Capital, which had been MMC’s private equity management subsidiary, to Stone Point Capital LLC (“Stone Point”), an entity controlled by the former managers of MMC Capital for approximately $3 million. At the time of the asset sale, Stone Point assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC does not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC, through its subsidiary Risk Capital Holdings, continues to own investments in firms such as Ace Ltd., XL Capital Ltd. and Axis Capital Holdings, Ltd., as well as its investments in the Trident Funds and other funds managed by Stone Point, which have a total recorded value at December 31, 2005 of approximately $397 million. MMC no longer receives management fees or origination fees related to Stone Point’s asset management business, but may receive performance fees from Trident Funds II and III based on each fund’s aggregate rate of return. MMC continues to receive dividends and to recognize capital appreciation or depreciation on the investments held by Risk Capital Holdings and has approximately $190 million of remaining capital commitments to funds managed by Stone Point.

Long-Term Financings

In December 2005, MMC and certain of its foreign subsidiaries entered into a new five-year $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The new facility, which will expire in 2010, replaced MMC’s $1.0 billion and $700 million revolving credit facilities which were scheduled to expire in 2007 and 2009, respectively. In December 2005, certain of MMC’s foreign subsidiaries borrowed approximately $510 million under the new facility, primarily to fund the repatriation of accumulated earnings pursuant to the American Jobs Creation Act of 2004. In connection with the termination of its previous revolving credit facilities, MMC recorded as interest expense a $7 million write-off of unamortized deferred financing costs.

In September 2005, MMC completed two financings to enhance liquidity. MMC returned to the public capital markets, issuing $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015. The proceeds from these notes were used to pay down outstanding bank borrowings that were scheduled to mature in December 2006.

Also in September 2005, MMC refinanced its headquarters building in New York by entering into a 30-year, $475 million mortgage loan agreement at a fixed annual rate of 5.7%. This replaced the existing $200 million, 9.8% mortgage due in 2009. The incremental proceeds, net of a $34 million prepayment charge, were used to pay down outstanding short-term debt.

Consolidated Results of Operations

(In millions, except per share figures)	2005	2004	2003
Revenue:
Service Revenue	$11,469	$11,561	$11,100
Investment Income (Loss)	183	200	100
Operating Revenue	11,652	11,761	11,200
Expense:
Compensation and Benefits	6,945	6,706	5,710
Other Operating Expenses	3,811	3,486	3,032
Regulatory and Other Settlements	40	969	10
Operating Expenses	10,796	11,161	8,752
Operating Income	$856	$600	$2,448
Income From Continuing Operations	$369	$154	$1,516
Discontinued Operations, net of tax	35	22	24
Net Income	$404	$176	$1,540
Income from Continuing Operations Per Share:
Basic	$0.69	$0.29	$2.85
Diluted	$0.67	$0.29	$2.77
Net Income Per Share:
Basic	$0.75	$0.33	$2.89
Diluted	$0.74	$0.33	$2.81
Average Number of Shares Outstanding:
Basic	538	526	533
Diluted	543	535	548

Consolidated operating income in 2005 increased 43% to $856 million, reflecting significantly lower costs related to regulatory settlements at Marsh and Putnam and savings from restructuring initiatives partly offset by lower revenues in risk and insurance services and investment management, employee retention costs and incremental costs from the implementation of SFAS 123(R). Risk and insurance services results in 2005 include the impact of a $402 million decrease in MSA revenue. The segment’s 2004 results were impacted by an $850 million charge relating to the settlement agreement reached with the NYAG and NYSID. Investment management results in 2005 reflect reduced costs for regulatory settlements and related charges, partly offset by a decline in revenue resulting from lower assets under management. Results for Consulting reflect a 4% increase in revenue and lower costs for restructuring and restructuring-related charges. Results for Risk Consulting and Technology in 2005 reflect a full year of operations for Kroll, which was acquired in July 2004. Corporate results in 2005 include restructuring charges of $59 million, incremental compensation expense of $64 million, primarily related to stock options resulting from the adoption of SFAS 123(R) as of July 1, 2005, and $30 million of settlement and other costs. In 2004, corporate expenses included a credit of $105 million for insurance recoveries related to World Trade Center losses.

Consolidated Revenues and Expenses

Consolidated revenue for the year ended December 31, 2005 of $11.7 billion was 1% lower than in 2004. Reduced revenue in the risk and insurance services and investment management segments was offset by increases in the risk consulting & technology, and consulting segments. Revenue decreased 6% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using constant currency rates. Excluding the impact of the elimination of MSAs, underlying revenue decreased 3%.

The impact of foreign currency translation, acquisitions and dispositions on MMC’s operating revenue by segments is as follows:

	Twelve Months Ended			Components of Revenue Change
	December 31,
(In millions, except percentage figures)	2005	2004	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue(a)
Risk and Insurance Services
Insurance Services (a)	$4,567	$5,166	(12)%	1%	—	(13)%
Reinsurance Services	836	859	(3)%	1%	—	(4)%
Risk Capital Holdings (b)	189	180	5%	—	(8)%	13%
Total Risk and Insurance Services (c)	5,592	6,205	(10)%	1%	—	(11)%

Risk Consulting & Technology (c)	946	405	133%	(1)%	113%	21%

Consulting
Human Resource Consulting (c)	2,708	2,704	—	1%	—	(1)%
Specialty Consulting	909	774	17%	—	1%	16%
	3,617	3,478	4%	1%	—	3%
Reimbursed Expenses	185	159
Total Consulting	3,802	3,637	4%	1%	—	3%

Investment Management	1,506	1,710	(12)%	—	—	(12)%

Total Operating Segments (c)	$11,846	$11,957	(1)%	1%	4%	(6)%

Corporate/Eliminations	(194)	(196)

Total (c)	$11,652	$11,761	(1)%	1%	4%	(6)%

	Twelve Months Ended			Components of Revenue Change
	December 31,
(In millions, except percentage figures)	2004	2003	% Change GAAP Revenue	Underlying Revenue(a)	Currency/ Acquisitions Impact
Risk and Insurance Services (c)	$6,205	$6,133	1%	(3)%	4%
Risk Consulting & Technology (c)	405	19	100 +%	(18)%	100+%
Consulting (c)	3,637	3,290	11%	3%	8%
Investment Management	1,710	1,955	(13)%	(13)%	—
Total Operating Segments	$11,957	$11,397	5%	(3)%	8%
Corporate/Eliminations	(196)	(197)
Total Revenue (c)	$11,761	$11,200	5%	(3)%	8%

(a)	Underlying revenue measures the change in revenue before the impact of acquisitions and dispositions, using constant currency exchange rates. Underlying revenue for Insurance Services in 2005 decreased 13% in the twelve months, including a 7% decline related to market services agreements, and for the Risk and Insurance Services segment underlying revenue decreased 11% in the twelve months, including a 6% decline related to market services agreements.

(b)	Risk Capital Holdings owns MMC’s investments in insurance and financial services firms such as Ace Ltd., XL Capital Ltd., and Axis Capital Holdings Ltd., as well as the Trident funds.

(c)	Certain reclassifications have been made to prior year amounts to conform with current presentation. The data presented above excludes the results of the U.S. wholesale broking and claims management businesses, which are classified as discontinued operations.

During 2005, revenue in the risk and insurance services segment decreased 10% from 2004. Underlying revenue declined 11%, resulting from a $402 million decline in market services revenue, lower levels of new business and renewals and the impact of lower insurance premium rates. These declines were partly offset by the impact of foreign currency exchange rates. Risk consulting & technology revenue increased $541 million. Due to the acquisition of Kroll in July 2004, results in 2005 include, for the first time, a full year of revenue for Kroll, compared with six months of revenue in 2004. Underlying growth in risk consulting & technology was 21%, due to growth in Kroll’s technology services, corporate advisory and restructuring, and background screening businesses. Consulting revenue increased 4%, resulting from a 17% increase in Mercer’s specialty consulting businesses. Investment management revenue declined 12% as a result of the decrease in assets under management and lower investment income.

Consolidated operating expenses decreased 3% from 2004 to 2005. This was primarily due to savings from restructuring initiatives and lower regulatory and other settlement expenses, partly offset by employee retention costs, the impact of acquisitions, higher benefits costs, and incremental costs, primarily related to stock options, resulting from the implementation of SFAS 123 (R). In addition, Putnam’s expenses in 2005 include a charge of $37 million for the estimated cost necessary to address issues relating to the calculation of certain amounts previously paid to Putnam by the Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. Expenses in 2004 include an $850 million charge related to the NYAG/NYSID settlement, costs of $224 million related to Putnam’s settlement and agreements with the SEC and Office of the Secretary of the Commonwealth of Massachusetts and restructuring costs of $337 million, partly offset by a $105 million credit from the final insurance settlement related to World Trade Center losses.

Consolidated revenue in 2004 increased 5% from 2003. The increase in revenue was primarily due to the impact of acquisitions and foreign exchange. Revenue decreased 3% on an underlying basis, primarily driven by a decrease in investment management revenue due to a decline in average assets under management and a decrease in risk and insurance services revenue resulting from a decision to no longer accept MSA revenue for placements made after September 30, 2004. These revenue declines were partially offset by an increase in underlying revenues in consulting due to higher demand for strategic advice.

Consolidated operating expenses increased 27% in 2004 over 2003, of which 10% was due to the effects of acquisitions and foreign exchange. Expenses in 2004 also include an $850 million charge related to the settlement agreement with the NYAG and the NYSID, charges of $224 million related to Putnam’s settlement agreements, costs of $337 million related to restructuring MMC’s businesses, severance of $108 million incurred prior to implementation of the restructuring plan in the fourth quarter and increased pension costs of $93 million. These costs were partially offset by a decrease in amortization expense for prepaid dealer commissions, a credit to compensation expense related to the settlement with Putnam’s former chief executive officer and a credit of $105 million from the final settlement with insurers for claims related to the September 11, 2001 attacks on the World Trade Center.

Risk and Insurance Services

In the Risk and Insurance Services segment, MMC’s subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of risk management, insurance broking and insurance program management services, primarily under the name of Marsh; and engage in reinsurance broking, catastrophe and financial modeling services and related advisory functions, primarily under the name of Guy Carpenter.

Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients and commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. Revenues are affected by premium rate levels in the insurance markets, since compensation is frequently related to the premiums paid by insureds. In many cases, compensation may be negotiated in advance on the basis of the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by increases or decreases in the value of the risks that have been insured, new and lost business, and the volume of business from new and existing clients.

Effective October 1, 2004, Marsh eliminated contingent compensation, or market services agreements with insurers, under which it had earned revenues based upon such factors as the overall volume, growth and, in some cases, profitability, of the total business placed by Marsh with a given insurer. The circumstances under which we terminated our market services agreements, and the related revenue impact in our Risk and Insurance Services segment, are discussed above under “Significant Developments in 2005 — New Business Model in Risk and Insurance Services.”

For billing and other administrative services, Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically provide for segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time.

Following the sale of MMC Capital’s business in May 2005, discussed above under “Significant Developments in 2005 — Businesses Exited in 2005,” we no longer receive fees in connection with the private equity investments previously managed by MMC Capital, nor do we receive management fees or origination fees related to this business. We continue to receive dividends and to recognize capital appreciation or depreciation on the investments held by Risk Capital Holdings, as well as revenue on Risk Capital Holding’s sales of investments from time to time.

The results of operations for the risk and insurance services segment are presented below:

(In millions of dollars)	2005	2004	2003
Revenue	$5,592	$6,205	$6,133
Expense	5,287	6,121	4,526
Operating Income	$305	$84	$1,607
Operating Income Margin	5.5%	1.4%	26.2%

Revenue

Revenue in the risk and insurance services segment decreased 10% in 2005 compared with 2004, reflecting decreases in both insurance services and reinsurance services revenue.

In insurance services, underlying revenue decreased 13%. Excluding the impact of decreased market services revenue, underlying revenue decreased 6%, reflecting lower new business volume and lower commercial premium rates. The decrease in underlying revenue was most significant in the United States; however, the percentage decline improved in the fourth quarter compared with earlier quarters in 2005 despite continued premium rate declines in the commercial insurance marketplace.

Market services revenue declined from $521 million in 2004 to $119 million in 2005. Effective October 1, 2004, Marsh agreed to eliminate contingent compensation agreements with insurers. The market services revenue recognized in 2005 relates to placements made prior to October 1, 2004. Marsh did not accrue a portion of market services revenue earned on those placements because it could not complete its normal process to determine that collection of these amounts was reasonably assured for certain contracts. Any such revenue earned prior to but not accrued at September 30, 2004 is recognized when collected or when confirmation of the amount of payment is received from the carriers. This resulted in the recognition of market services revenue of $119 million in 2005. It is expected that market services revenue in 2006 will be significantly lower than in 2005.

Reinsurance premium rates in the U.S. property catastrophe and certain specialty lines appear to be increasing due to the effects of the recent hurricanes on insurance marketplace conditions, and have affected revenue in the first quarter of 2006. However, revenue from sales of investments by Risk Capital Holdings is expected to decline in 2006, and it remains difficult to estimate the amount and timing of the incremental revenue to be generated by Marsh’s commission and fee initiative described above.

Revenue for the risk and insurance services segment grew 1% in 2004 over 2003. Underlying revenue declined 3%. In insurance services underlying revenue decreased 6% primarily due to a reduction in MSA revenue from $820 million in 2003 to $521 million in 2004. This excludes the market services revenue of $20 million in 2004 and $25 million in 2003 related to the employee benefits business transferred to Consulting effective April 1, 2005. Client revenue increased approximately 1%, reflecting 3% growth in Europe and 4% growth in other international markets, partially offset by a 2% decline in North America. Underlying revenue in reinsurance broking remained unchanged.

Expense

Expenses in the risk and insurance services segment decreased 14% in 2005, compared with the prior year. Expenses in 2004 included a $850 million charge related to the settlement with the NYAG and NYSID.

Expenses in 2005 include restructuring costs of $255 million related to the restructuring activities we initiated in 2005 (the “2005 Plan”), discussed below, as well as $78 million of costs related to employee retention programs, $88 million related to incremental regulatory and compliance costs, and higher benefit costs due to higher pension expense. Expenses in 2005 also include costs of approximately $2 million related to restructuring activities that began in the fourth quarter of 2004. The expense increases described above more than offset expense savings resulting from the restructuring activities undertaken in 2004 and 2005.

In 2005 charges of $255 million related to the 2005 Plan were incurred, primarily for severance and benefits related to staff reductions affecting approximately 2,600 employees and for future rent under non-cancelable leases. Annualized savings of approximately $375 million are expected in the risk and insurance services segment when the 2005 Plan is fully implemented in the first half of 2006. Of this amount, $160 million was realized in 2005 and the remaining $215 million of expected savings should be realized in 2006. Additional restructuring charges related to the 2005 plan of $50 million are expected to be incurred in 2006, largely in the first half of the year.

In 2004, risk and insurance services expenses increased 35% over 2003. Approximately 20% of the increase was due to an $850 million charge for the settlement agreement with the NYAG and the NYSID and legal and other costs of $31 million related to this matter. Expenses in 2004 included restructuring charges of $231 million, including severance and other termination benefits, future rent under non-cancelable leases and lease termination costs and incremental amortization of $7 million related to accelerated amortization or abandonment of leasehold improvements. Expenses in 2004 also included $8 million for employee retention programs. In connection with accounting guidance issued by the Institute of Chartered Accountants in the U.K., MMC reassessed its obligation to provide future claims handling and certain administrative services for brokerage clients in the European marketplace. MMC determined that under certain circumstances it is obligated to provide such services based on its current business practices and recorded a pre-tax charge of approximately $65 million to reflect the change in estimated cost to provide these services. The effects of acquisitions and foreign exchange increased expenses by 6%. On an underlying basis, and excluding the items previously discussed, expenses increased 4%.

Risk Consulting and Technology

MMC’s Risk Consulting and Technology segment consists of Kroll and its subsidiaries, acquired by MMC in July 2004. The segment also includes portions of the risk consulting business previously managed by Marsh under the Risk and Insurance Services segment. The services previously managed by Marsh include forensic accounting, insurance claims accounting, and preparation and crisis consulting. Kroll delivers its services through four business groups: consulting services; corporate advisory & restructuring; security; and technology services.

Kroll receives compensation for its risk consulting and technology services in the form of fees paid by clients. These fees are typically earned on an hourly, project, fixed fee or per unit basis. Kroll’s revenue is subject to changes in international economic and regulatory conditions. Some of Kroll’s revenue sources are counter-cyclical to the performance of the economy in general. These sources may include, for example, fees from restructuring, turnaround and forensic engagements relating to commercial bankruptcies and bond defaults. Kroll is also subject to normal competitive forces such as pricing pressures, demand for professional staff and new product development on the part of competitors, particularly in technology services.

The results of operations for the risk consulting and technology segment are presented below:

(In millions of dollars)	2005	2004	2003
Revenue	$946	$405	$19
Expense	822	357	27
Operating Income	$124	$48	$(8)
Operating Income Margin	13.1%	11.9%	(42.1)%

Results of Operations

The year-to-year comparisons of the segment’s revenue, expense and operating income are significantly impacted by the fact that we acquired Kroll in July 2004. As a result, 2004 results include only six months of Kroll’s operations. Underlying revenue growth in 2005 was 21% due to growth in the technology services, corporate advisory and restructuring and background screening practices. Expenses include amortization of identified intangible assets of $58 million and $24 million in 2005 and 2004, respectively.

Consulting

MMC conducts business in its Consulting segment through Mercer Inc. and its subsidiaries and affiliates. Mercer operates through two main business groups. Mercer Human Resource Consulting includes practice groups specializing in retirement and investment consulting, human resource services and investments, health and benefits and human capital. The Mercer Specialty Consulting Businesses focus on management consulting, organizational design and change management, and economic consulting.

The major component of Mercer’s revenue, in both Mercer Human Resource Consulting and the Mercer Specialty Consulting Businesses, is fees paid by clients for advice and services. Mercer Human Resource Consulting, principally through its Health & Benefits line of business, also earns significant revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer Global Investment’s discretionary investment management business and certain of Mercer HR Services and Investment’s defined contribution administration services consists principally of fees based on assets under administration.

Revenue in the consulting business is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also subject to competition due to the introduction of new products and services, broad trends in employee demographics, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of discretionary investment management services and retirement trust and administrative services are significantly affected by securities market performance.

The results of operations for the consulting segment are presented below:

(In millions of dollars)	2005	2004	2003
Revenue	$3,802	$3,637	$3,290
Expense	3,351	3,228	2,829
Operating Income	$451	$409	$461
Operating Income Margin	11.9%	11.2%	14.0%

Revenue

Consulting revenue in 2005 increased 4% compared with 2004. On an underlying basis, revenue increased 3%, due to a 16% increase in Mercer’s specialty consulting businesses, partly offset by a 1% decline in human resources consulting. The increase in underlying revenue in specialty consulting reflects increases of 24% in management consulting, reflecting a 25% increase in Mercer Oliver Wyman, and 6% in economic consulting. Within the human resources consulting businesses, underlying revenue decreased 1%, reflecting a decline in the revenue associated with defined contribution plan assets previously administered by Putnam and transferred to Mercer effective January 1, 2005, increased pricing competition on traditional actuarial valuation services, and a decline in the employee benefits business transferred from Marsh to Mercer. These declines were partly offset by strong growth in human capital consulting.

Consulting revenue in 2004 increased 11% over 2003. Acquisitions, which accounted for 4% of the revenue growth in 2004, include Synhrgy HR Technologies which closed in January, 2004, and Oliver, Wyman & Company (“OWC”) which closed on April 1, 2003. On an underlying basis, revenue increased 3%. In Mercer HR Consulting, underlying revenue was flat. In Mercer’s specialty consulting businesses, underlying revenue increased 13%.

Expense

Consulting expenses increased 4% in 2005 compared with 2004. On an underlying basis, expenses increased 3%, as savings from restructuring activity and lower costs for restructuring were offset by employee retention costs, increased benefits costs and higher expenses in specialty consulting due to a higher volume of business.

Consulting expenses increased 14% in 2004 compared with 2003. Expenses in 2004 included restructuring charges of $62 million, including severance and other termination benefits and future rent under non-cancelable leases and lease termination costs as well as incremental expense of $7 million related to accelerated amortization or abandonment of leasehold improvements and other assets. Expenses in 2004 also included $4 million for employee retention programs. In addition, the impact of acquisitions and foreign exchange increased expense by 9%. On an underlying basis, and excluding the items discussed above, expenses increased 2%, primarily due to higher employee compensation and benefit costs.

Investment Management

MMC conducts business in its Investment Management segment through Putnam. Putnam provides investment management and related services through a broad range of investment products, including the Putnam Funds, its own family of mutual funds which are offered to individual and institutional investors. In support of the primary investment management business, Putnam subsidiaries provide other related services including transfer agency, underwriting, distribution, shareholder services, custodial, trustee and other fiduciary services. PFTC serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients.

Putnam’s revenue is derived primarily from investment management and 12b-1 fees (described more fully below) received from the Putnam Funds and investment management fees for institutional accounts. Putnam also receives fees from the Putnam Funds for administrative services performed by PFTC.

Putnam companies receive fees for the investment management services provided to the Putnam Funds and institutional accounts pursuant to investment advisory contracts under which the mutual fund or institutional investor pays fees to the Putnam company that manages the fund or account. The amount of the fees varies depending on the individual mutual fund or institutional account. Fees are usually based on a sliding scale in relation to assets under management, and, in some cases are also based on investment performance. These advisory contracts generally may be terminated by either party without penalty, and contracts with the Putnam Funds must be approved annually by the fund’s shareholders or trustees, including a majority who are not affiliated with Putnam. Putnam management and the fund trustees regularly review the Putnam Fund contract fee structures in light of fund performance, the level and range of services provided, and current industry conditions.

Investment management revenues depend largely on the total value and composition of Putnam’s assets under management. Assets under management are particularly affected by fluctuations in domestic and international stock and bond market prices, and the net level of investments and withdrawals by current and new mutual fund shareholders and institutional clients. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the development and marketing of new investment products, the relative attractiveness of Putnam’s investment styles under prevailing market conditions, changes in the investment patterns of fund shareholders and institutional clients and Putnam’s ability to maintain investment management and administrative fees at current levels.

All open-end Putnam funds other than money market funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940, commonly referred to as 12b-1 plans. Pursuant to these 12b-1 plans, the Putnam Funds make payments to PRM to cover costs relating to distribution of the Putnam Funds and services provided to shareholders, at rates that differ by class of fund shares. These payments, known as Rule 12b-1 fees, enable PRM to pay service fees and other continuing compensation to firms that distribute shares of the Putnam Funds and provide services to fund shareholders. PRM retains some Rule 12b-1 fees as compensation for the costs of distribution and other services provided by Putnam and its affiliates to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time) to firms that distribute shares of the Putnam Funds. These 12b-1 plans, and Rule 12b-1 fees paid by the Putnam Funds thereunder, are subject to annual renewal by the fund trustees and to termination by vote of the fund shareholders or by vote of a majority of the trustees who are not affiliated with Putnam.

PFTC receives compensation from the Putnam Funds for its administrative (transfer agency and shareholder services) and custodial services pursuant to, respectively, investor servicing agreements which may be terminated by either party on 90 days’ notice, and pursuant to written custody agreements which may be terminated by either party on 30 days’ notice. These contracts generally provide for compensation on the basis of several factors which vary with the type of service being provided. The transfer agent servicing fee received by PFTC is a fixed rate per account for retail shareholders and a fixed rate service fee based on assets under management for mutual fund defined contribution shareholders.

The results of operations for the investment management segment are presented below:

(In millions of dollars)	2005	2004	2003
Revenue	$1,506	$1,710	$1,955
Expense	1,243	1,612	1,452
Operating Income	$263	$98	$503
Operating Income Margin	17.5%	5.7%	25.7%

Revenue

Putnam’s revenue decreased 12% in 2005, reflecting a decrease in fees due to a decline in assets under management, lower 12b-1 fee revenue, and decreased investment gains. Assets under management averaged $196 billion in 2005, a 10% decline from the $217 billion managed in 2004. Assets under management aggregated $189 billion at December 31, 2005, compared with $213 billion at December 31, 2004. The change in assets under management from December 31, 2004 results primarily from net redemptions of $31 billion, partly offset by the positive impact of market performance. We expect average assets under management to decline in 2006.

Putnam receives service fees from the Putnam mutual funds for transfer agent, custody, and other administrative services, as contracted by the Trustees of the Putnam mutual funds. Effective January 2005, the transfer agent service fee agreement was converted to a fixed rate per retail shareholder account and a fixed rate service fee based on average assets under management for mutual fund assets in defined contribution plans. For the first six months of 2004, the transfer agent service fee agreement was based on the reimbursement of the cost of service. For the third and fourth quarters of 2004, transfer agent service fees were based on a fixed fee and recorded as revenue. The change in the service fee agreement resulted in an increase in both service fee revenue and expense of approximately $32 million in 2005 compared with 2004. The change in the service fee contract is expected to have an immaterial impact on operating income in future quarters.

At the end of 2005, assets held in equity securities represented 68% of assets under management , compared with 69% in 2004 and 72% in 2003, while investments in fixed income products represented 32%, compared with 31% in 2004 and 28% in 2003.

Putnam’s revenue decreased 13% in 2004, reflecting a decrease in fees due to a decline in average assets under management, partially offset by higher investment gains, higher equity income resulting from THL transaction fees related to private equity investments and increased transfer agent fees. Assets under management averaged $217 billion for the year ended December 31, 2004, a 16% decline from the $258 billion managed in 2003. Assets under management aggregated $213 billion at

December 31, 2004 compared with $240 billion at December 31, 2003. The change from December 31, 2003 primarily resulted from net redemptions of $51 billion, partly offset by increases due to market appreciation of $16 billion and the consolidation of PanAgora’s $8 billion of assets under management as of July 2004.

The change in the service fee calculation mentioned above resulted in an increase in both service fee revenue and expenses of approximately $41 million during the second half of 2004.

Year-end and average assets under management are presented below:

(In billions of dollars)	2005	2004	2003
Mutual Funds:
Growth Equity	$31	$38	$46
Value Equity	37	41	43
Blend Equity	26	28	32
Fixed Income	32	36	42
	126	143	163
Institutional:
Equity	34	40	51
Fixed Income	29	30	26
	63	70	77
Year-end Assets	$189	$213	$240
Assets from Non-US Investors	$32	$38	$39
Average Assets	$196	$217	$258

Components of year-to-date change in ending assets under management:
Net Redemptions including Dividends Reinvested	$(31)	$(51)	$(61)
Impact of PanAgora Acquisition	$—	$8	$—
Impact of Market/Performance	$7	$16	$50

The categories of mutual fund assets reflect style designations aligned with each fund’s prospectus.

Expense

Expenses for 2005 decreased 23% from 2004. Expenses in 2005 include a $37 million charge for the estimated costs necessary to address issues relating to the calculation of certain amounts previously paid to Putnam by the Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. Expenses in 2004 include a charge of $224 million related to Putnam’s regulatory settlements with the SEC and the Secretary of the Commonwealth of Massachusetts on market-timing issues. Other expense reductions in 2005 include lower compensation and severance costs, reduced costs related to regulatory issues, a decrease in amortization expense for prepaid dealer commissions and a decrease in restructuring charges. These reductions were partially offset by an increase in expenses previously borne by the funds under the prior transfer agent service agreement. Putnam’s expenses in 2004 include a $25 million credit to compensation expense associated with the settlement with Putnam’s former chief executive officer. Equity awards granted in September 2005 are expected to increase Putnam’s expenses by approximately $26 million in 2006.

Expenses in 2004, which increased 11% from 2003, included $224 million for Putnam’s regulatory settlements with the SEC and the Commonwealth of Massachusetts. Restructuring costs totaled

$26 million, including $10 million related to a start-up hedge fund management business at MMC that was subsequently discontinued. Other significant items recorded in 2004 were severance of $57 million incurred prior to the fourth quarter restructuring, as well as incremental costs related to regulatory issues and repositioning Putnam, including legal and audit costs of $45 million and communications costs of $16 million. In 2004, Putnam discontinued the practice of directing brokerage commissions and virtually eliminated the use of soft dollars, causing expenses to increase by approximately $40 million. These increases were partially offset by a decrease in amortization expense for prepaid dealer commissions and a $25 million credit to compensation expense associated with the settlement with Putnam’s former chief executive officer.

Corporate Items

Corporate Expenses

Corporate expenses were $287 million in 2005 compared to $39 million in 2004. Expenses in 2005 include $64 million of incremental expenses, primarily related to stock options, resulting from the adoption of SFAS 123 (R) effective July 1, 2005. The incremental cost related to the implementation of SFAS 123 (R) is being charged to corporate and not to the operating segments in 2005 because this expense is excluded from the operating company results reviewed by MMC’s chief operating decision maker for performance measurement. In addition, $6 million was recorded for severance and other termination benefits related to the 2005 Plan, and a charge of $49 million was recorded in the first quarter related to the consolidation of office space in London. Because the office consolidation was initiated by MMC to benefit its London operations as a whole, the related charge was recorded in corporate. Corporate expenses also reflect $30 million of charges in connection with the resolution of certain litigation and related matters which are discussed in Note 16 to the consolidated financial statements.

Corporate expenses in 2004 included $18 million of restructuring costs, including severance and other termination benefits, future rent under non-cancelable leases and lease termination costs. The impact of the final settlement for insured losses related to the WTC reduced Corporate expenses in 2004. The replacement value of the assets exceeded their book value by $105 million which was recorded as a reduction of other operating expenses.

Integration and Restructuring Charges

Note 13 to the consolidated financial statements discusses integration and restructuring costs. The following chart summarizes the costs incurred and the savings realized and projected for MMC’s restructuring activities.

(In millions of dollars)	Costs Incurred		Savings Realized	Incremental Savings Expected
	2004	2005	2005	2006
2004 Plan	$337	$3	$400	—
2005 Plan	—	310	160	215

Restructuring activities under the 2005 plan, which we initiated in the first quarter of 2005 are nearing completion. In 2005, MMC incurred expenses in connection with the 2005 plan of $310 million (approximately two-thirds of which was severance cost). Additional expenses of $50 million are expected to be incurred primarily in the first half of 2006. Once the 2005 plan is fully implemented, MMC expects to achieve annualized cost savings of $375 million, all of which is in the Risk and Insurance Services segment. Results in 2005 reflect approximately $160 million of the savings expected under the 2005 plan with the remaining $215 million of savings expected to be realized in 2006. Savings under the 2004 plan were $400 million, substantially all of which was realized in 2005.

Restructuring costs in 2005 also include a $4 million increase to the estimated liability for future rent under non-cancellable leases related to the Johnson and Higgins and Sedgwick acquisitions.

Stock Option Exchanges

At the May 2005 Annual Meeting, MMC’s shareholders approved a stock option exchange offer for MMC options. Under the exchange offer, eligible employees could exchange certain deeply underwater options for new options with an estimated fair value equal to 90% of the value of options surrendered in exchange, calculated using the Black-Scholes pricing model. Effective July 1, 2005, employees elected to exchange 42 million options for 16 million new options. The exchange resulted in the retirement of 26 million options and no incremental compensation expense was incurred in connection with the new option grants. The exercise price of the new options of $27.86 is equal to the market price of MMC’s common stock as of the new grant date. The new options were unvested when granted and will vest on the later of the second anniversary of the new option grant or the vesting date of the tendered option. The other terms and conditions of the new options are substantially similar to those of the tendered options they replaced.

On September 29, 2005, certain eligible participants in the Putnam Investments Trust Equity Partnership Plan participated in a voluntary option exchange pursuant to the terms of the Offer to Exchange Certain Outstanding Options (the “Offer to Exchange”), dated August 30, 2005. Under the Offer to Exchange, holders of options on Class B shares meeting certain eligibility requirements could elect to exchange those options for restricted shares with the equivalent value of the exchanged options, as determined using the Black-Scholes valuation model. As a result of the Offer to Exchange, a total of 2,201,850 options were retired and 139,388 restricted shares were issued at a grant price of $28.26 per share.

Interest

Interest income was $47 million for 2005, an increase of $26 million from 2004. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2005 compared with 2004. Interest expense was $332 million in 2005 compared to $219 million in 2004. The increase in interest expense is due to an increase in the amount of average outstanding debt resulting from the acquisition of Kroll and a $34 million charge in 2005 for the prepayment of the $200 million mortgage on MMC’s corporate headquarters in New York. In addition, interest expense in 2005 includes a write-off of $7 million of unamortized deferred financing costs related to MMC’s prior revolving credit agreements which were refinanced in December 2005.

Interest income earned on corporate funds was $21 million in 2004 compared with $24 million in 2003. Interest expense increased from $185 million in 2003 to $219 million in 2004. The increase in interest expense was due primarily to an increase in the amount of average outstanding debt, primarily due to the acquisition of Kroll.

Income Taxes

MMC’s consolidated effective tax rate was 33.6% in 2005, a decrease from 59.4% in 2004. The decrease in the rate was primarily due to the impact in 2004 of the non-deductibility of Putnam’s $224 million in regulatory settlements and of a lower benefit related to Marsh’s $850 million settlement of the NYAG lawsuit; partially offset in 2005 by an increase in valuation allowances provided on net operating losses in certain state and foreign jurisdictions. In 2003 the effective tax rate was 32.8%. The increase in the effective rate in 2004 compared with 2003 results primarily from the tax impact of the aforementioned settlements, and a partially offsetting benefit for foreign earnings taxed at lower rates.

The effective tax rate is sensitive to the geographic mix of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. Furthermore, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of their realizability.

MMC establishes allowances for potential liabilities that may arise out of tax audits and litigation to the extent that such liabilities are probable and can be estimated in accordance with SFAS No. 5. Once established, allowances are evaluated based on the facts and circumstances that exist at each reporting period. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue for which an allowance had previously been recorded. Such adjustments could have a material impact on MMC’s effective tax rate, net income, and cash flows for a particular future period.

Liquidity and Capital Resources

MMC’s routine liquidity needs are primarily for servicing debt and paying dividends on outstanding stock. Our primary source for meeting these requirements is cash flows from our operations.

Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheet as an offset to fiduciary liabilities.

Operating Cash Flows

MMC generated $399 million of cash from operations in 2005 compared with $2.1 billion in 2004. These amounts reflect the net income earned by MMC during those periods adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments for accrued liabilities or receipts of assets. In addition to the routine timing of payments and receipts, MMC had several significant events which impacted its cash flow over the past two years, due to differences between when the items are recognized in net income and when they are paid. These include payments in 2005 of approximately $308 million for regulatory settlements accrued in 2004, payment of restructuring costs and discretionary contributions of $235 million to the pension plans in the U.K.

As previously discussed, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions commenced by them against MMC and Marsh. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million policyholder fund. MMC paid the first $255 million to the fund on June 1, 2005. An additional $255 million must be paid on or before June 1, 2006, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. These amounts are included in Regulatory Settlements in the consolidated balance sheets.

At December 31, 2005, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was $130 million. Following the announcement of the settlement with the NYAG and NYSID, MMC reaffirmed its intention to collect outstanding MSA revenue earned prior to October 1, 2004, and will seek to enforce its rights under the relevant contracts. In December 2005, MMC initiated arbitration proceedings against certain insurance carriers for this purpose. However, there is no assurance that MMC will be successful in collecting all amounts due. To the extent such accrued amounts are not collected, a charge to earnings would result.

MMC has funding requirements for the U.S. non-qualified and U.K. plans in 2005 of approximately $19 million and $94 million, respectively. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan in 2005 or in 2006. Funding requirements for non-U.S. plans vary country by country.

During 2005, MMC contributed approximately $229 million to the U.S. pension plans and $498 million to the significant non-U.S. pension plans, compared with $44 million for U.S. plans and $239 million for significant non-U.S. plans in 2004. The contributions in 2005 include discretionary contributions of 8 million unregistered shares of MMC stock valued at $205 million to the U.S. qualified plan and $235 million of cash to the U.K. plans. These contributions resulted in an increase in prepaid pension expense for certain plans. The minimum pension liability related to any plan is recorded as part of the Pension, postretirement and post-employment liability in the consolidated balance sheets.

During 2005, the net funded status of the U.S. and significant non-U.S. pension plans increased by $299 million and $303 million, respectively, due primarily to the discretionary contributions mentioned previously. In addition, changes made to the U.S. pension plan, discussed below under “Management’s Discussion of Critical Accounting Policies — Retirement Benefits”, reduced the benefit obligation of that plan by $138 million and a plan curtailment in the U.K. reduced the benefit obligations of non-U.S. plans by $40 million. Benefit obligations of the U.S. and significant non-U.S. pension plans exceeded the fair value of plan assets by $79 million and $818 million, respectively, at December 31, 2005. Contribution rates are determined by the local foreign actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not required under regulatory requirements, may be affected by alternative uses of MMC’s cash flows, including dividends, investments, and share repurchases.

Under generally accepted accounting principles, if the accumulated benefit obligation of a plan exceeds the fair value of that plan’s assets (an “ABO deficit”), an additional minimum liability is recorded for the amount of the ABO deficit. The additional minimum liability, plus the amount of prepaid pension cost recognized for that plan is charged to other comprehensive income (equity), net of applicable taxes. At December 31, 2005, MMC has prepaid pension costs of approximately $1.6 billion, which relate primarily to the U.S. qualified plan and two U.K. plans, as well as some smaller plans in various countries.

Financing Cash Flows

Net cash provided by financing activities was $128 million in 2005 compared with $1.2 billion in 2004.

In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility, which will expire in December 2010, replaces MMC’s $1.0 billion and $700 million revolving credit facilities which were scheduled to expire in 2007 and 2009, respectively. Certain of MMC’s foreign subsidiaries borrowed approximately $510 million under the new facility, primarily to fund the repatriation of accumulated earnings pursuant to the American Jobs Creation Act of 2004.

In September 2005, MMC returned to the public capital markets, issuing $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015 (the “2005 Notes”). The net proceeds from the 2005 Notes were used to pay down the $1.3 billion term loan facility, discussed below.

Also in September 2005, MMC refinanced its headquarters building in New York city by entering into a 30-year, $475 million mortgage loan agreement at a fixed annual rate of 5.7%. This replaced the existing $200 million, 9.8% mortgage due in 2009. The incremental proceeds, net of a $34 million prepayment charge, were used to pay down outstanding short-term debt.

In December 2004, MMC completed financing with respect to a $1.3 billion term loan facility and the amendment of its existing $1 billion revolving credit facility which was scheduled to expire in June 2007 and $700 million revolving credit facility which was scheduled to expire in June 2009. The term loan facility, which was repaid with proceeds from the issuance of the 2005 Notes, was scheduled to mature on December 31, 2006 and replaced revolving credit facilities of $700 million and $355 million, which were scheduled to expire in 2005.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-2 by Standard & Poor’s. MMC carries a negative outlook from both Moody’s and Standard & Poor’s.

In July 2004, MMC issued $650 million of 5.375% Senior Notes due 2014 and $500 million of Floating Rate Notes due 2007. The proceeds from these notes were used to repay the commercial paper borrowings that were used to purchase Kroll.

MMC paid total dividends of $363 million in 2005 ($0.68 per share) and $681 million ($1.30 per share) in 2004. MMC made no share repurchases in 2005. In 2004, MMC repurchased 11.4 million shares for $524 million, substantially all of which was purchased in the first and second quarters.

MMC also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $354 million at December 31, 2005 and $331 million at December 31, 2004. There was $83 million outstanding under these facilities at December 31, 2005.

Investing Cash Flows

Cash provided by investing activities amounted to $153 million in 2005 compared with cash used for investing activities of $2.6 billion in 2004. Cash used for acquisitions decreased to $74 million from $2.4 billion in 2004. Acquisitions in 2004 included Kroll, Inc., Synhrgy HR Technologies, Corporate Systems, and the Australia and New Zealand operations of Heath Lambert. Remaining deferred cash payments of approximately $48 million related to acquisitions completed in 2005 and prior years are recorded in Accounts payable and accrued liabilities or in Other liabilities in the consolidated balance sheets at December 31, 2005. In addition, cash generated by the sale of securities totaled $333 million in 2005 versus $199 million for 2004.

MMC’s additions to fixed assets and capitalized software, which amounted to $345 million in 2005 and $376 million in 2004, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $295 million in connection with various private equity funds and other MMC investments. Commitments of $112 million relate to Trident III, a private equity fund managed by Stone Point. MMC’s funding commitment to Trident III decreased by approximately $98 million upon the sale of the business of MMC Capital to the management team of Stone Point on May 31, 2005. MMC’s remaining commitments relate to other funds managed by Stone Point (approximately $82 million) and by Putnam through THL and THLPC (approximately $101 million). Trident III closed in December 2003, and has an investment period of six years. MMC does not control or know the timing of capital calls that Stone Point will make on Trident III’s investors. Typically, the investment period for funds of this type has been about four years, which would indicate an expected capital call of approximately $35–$50 million per year. Actual capital calls may occur more quickly. The majority of MMC’s other investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments. Any remaining capital calls for Trident II would relate to follow-on investments in existing portfolio companies or for management fees or other partnership expenses. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio in 2006 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Putnam has investment commitments of $101 million for three active THL funds, of which Putnam believes approximately $50 million will not be called. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. At December 31, 2005 none of that additional $187 million is committed.

Approximately $77 million was invested in 2005 related to all of the commitments discussed above.

Commitments and Obligations

MMC’s contractual obligations were comprised of the following as of December 31, 2005 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1–3 Years	4–5 Years	After 5 Years
Bank Borrowings-International	$597	$429	$168	$—	$—
Current portion of long-term debt	69	69	—	—	—
Long-term debt	4,874	—	1,271	965	2,638
NYAG/NYSID settlement	595	255	340	—	—
Net operating leases	3,349	466	763	542	1,578
Service agreements	181	65	70	44	2
Other long-term obligations	66	38	28	—	—
Total	$9,731	$1,322	$2,640	$1,551	$4,218

Market Risk

Certain of MMC’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Interest Rate Risk

MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC’s asset base. MMC uses interest rate swaps on a limited basis to manage exposure to interest rate movements on its cash and investments as well as interest expense on borrowings. Rate swaps are only executed with highly creditworthy counterparties.

MMC had the following investments and debt instruments subject to variable interest rates:

(In millions of dollars)	December 31, 2005
Cash and cash equivalents invested in certificates of deposit and time deposits (Note 1)	$2,020
Fiduciary cash and investments (Note 1)	$3,795
Variable rate debt outstanding (Note 11)	$1,076

These investments and debt instruments are discussed more fully in the above-indicated notes to the consolidated financial statements.

Based on the above balances, if short-term interest rates increase by 10% or 40 basis points over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase by approximately $14 million. However, this would be partially offset by a $3 million increase in interest expense resulting in a net increase to income before income taxes and minority interest of $11 million.

Foreign Currency Risk

The translated values of revenue and expense from MMC’s international risk and insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business.

Equity Price Risk

MMC holds investments in public and private companies, as well as in certain private equity funds managed by Stone Point, including Trident II and Trident III. Publicly traded investments of $143 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $54 million and $365 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other

A significant number of lawsuits and regulatory proceedings are pending. See Note 16 to the consolidated financial statements.

Management’s Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management considers the policies discussed below to be critical to understanding MMC’s financial statements because their application places the most significant demands on management’s judgment, and requires management to make estimates about the effect of matters that are inherently uncertain. Actual results may differ from those estimates.

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

In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are expected under MMC’s various insurance programs.

Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and a variety of defined benefit and defined contribution plans for eligible non-U.S. employees. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign laws.

The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. MMC believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust them as appropriate. Pension expense in 2005 increased by $130 million compared with 2004. Based on its current assumptions, MMC expects pension expense to decrease by approximately $12 million in 2006 and currently expects to contribute approximately $145 million to the plans during the year.

During 2005 MMC made changes to the U.S. pension plan that were designed to reduce MMC’s benefits costs going forward. The changes, which are effective January 1, 2006, include changing the benefit formula from a final average salary to a career average salary as well as a change in the calculation for early retirement benefits. These changes do not affect pension benefits earned as of December 31, 2005.

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

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return	$(13.2)	$(21.1)	$13.2	$21.1
Discount Rate	$(29.1)	$(54.3)	$31.2	$57.3

Changing the discount rate and leaving the other assumptions constant may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are correlated with the discount rate.

MMC contributes to certain health care and life insurance benefits provided to its retired employees. The cost of these postretirement benefits for employees in the United States is accrued during the period up to the date employees are eligible to retire, but is funded by MMC as incurred. This postretirement liability is included in Other liabilities in the consolidated balance sheets. The key assumptions and sensitivity to changes in the assumed health care cost trend rate are discussed in Note 8 to the consolidated financial statements.

Income Taxes

MMC’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating tax positions. Tax allowances are established when, despite the belief that the tax return positions are fully supportable, there is the potential that they may be successfully challenged. These allowances, as well as the related interest, are adjusted to reflect changing facts and circumstances.

Tax law requires items be included in MMC’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.

Share-based Payment

Effective July 1, 2005, MMC adopted SFAS 123(R) “Share-based Payment”, which requires, among other things, that the estimated fair value of stock options be charged to earnings. Significant management judgment is required to determine the appropriate assumptions for inputs such as volatility and expected term necessary to estimate option values. In addition, management judgment is required to analyze the terms of the plans and awards granted thereunder to determine if awards will be treated as equity awards or liability awards, as defined by SFAS 123(R).

SFAS 123(R) requires that cost resulting from all share-based transactions be recognized in the financial statements. Although the required effective date of adoption for SFAS 123(R) is the first annual reporting period that begins after June 15, 2005, MMC elected to adopt early. MMC adopted SFAS 123(R) using a modified prospective method of adoption, as permitted. Accordingly, prior period amounts have not been restated. Under this method, MMC is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The compensation cost recognized for awards granted prior to July 1, 2005 is based on the estimated grant date fair value and expense attribution methodology originally determined under SFAS 123.

Prior to the adoption of SFAS 123(R), MMC applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for its stock-based awards. Under APB 25, MMC generally only recorded stock-based compensation expense related to restricted stock, restricted stock units, and deferred stock units. Under the provisions of APB 25, MMC was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). With the adoption of SFAS 123(R), MMC will record stock-based compensation expense for the cost of stock options and, as described below, shares issued under the ESPP pertaining to the third quarter 2005. In 2005 MMC incurred incremental compensation costs of $64 million, primarily related to stock options as a result of the early adoption of SFAS 123(R) effective July 1, 2005. This incremental cost was recorded as part of corporate expenses.

As of December 31, 2005, there was $152 million of unrecognized compensation cost related to MMC’s option awards and $19 million of unrecognized compensation cost related to Putnam’s option awards. The weighted-average periods over which the costs are expected to be recognized are 1.5 years for MMC and 3.5 years for Putnam. Also as of December 31, 2005, there was $219 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards and $110 million of unrecognized compensation cost related to Putnam’s restricted stock awards.

Effective October 1, 2005, certain features in the MMC ESPP were changed so that shares of MMC common stock will be purchased at a price that is 95% of the average market price of the stock on each quarterly purchase date. In accordance with SFAS 123 (R), the ESPP is no longer compensatory beginning October 1, 2005.

See Note 9 to the consolidated financial statements for additional information regarding the adoption of SFAS 123(R).

Investment Valuation

MMC holds investments in both public and private companies, as well as certain private equity funds managed by Stone Point and T.H. Lee. The majority of the public investments are accounted for as available for sale securities under SFAS No. 115. Where applicable, certain investments are accounted for under APB Opinion No. 18. MMC periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. MMC bases its review on the facts and circumstances as they relate to each investment. Fair value of private equity investments is determined by the Funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of MMC’s investments. MMC reviews the appropriateness of valuation results for significant private equity investments with the fund manager.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 to MMC’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See the information set forth under the heading “Market Risk” above under Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Item 8.	Financial Statements and Supplementary Data.

Financial Highlights

For the Years Ended December 31, (In millions except per share figures)	2005	2004	2003
Revenue	$11,652	$11,761	$11,200

Income Before Income Taxes and Minority Interest	$571	$402	$2,287

Income From Continuing Operations	$369	$154	$1,516

Net Income	$404	$176	$1,540

Stockholders’ Equity	$5,360	$5,056	$5,451

Diluted Income Per Share:
Income From Continuing Operations	$0.67	$0.29	$2.77
Net Income	$0.74	$0.33	$2.81

Dividends Paid Per Share	$0.68	$1.30	$1.18

Year-end Stock Price	$31.76	$32.90	$47.89

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, (In millions except per share figures)	2005	2004	2003
Revenue:
Service revenue	$11,469	$11,561	$11,100
Investment income (loss)	183	200	100
Operating revenue	11,652	11,761	11,200
Expense:
Compensation and benefits	6,945	6,706	5,710
Other operating expenses	3,811	3,486	3,032
Settlement and other costs	40	969	10
Operating expenses	10,796	11,161	8,752
Operating income	856	600	2,448
Interest income	47	21	24
Interest expense	(332)	(219)	(185)
Income before income taxes and minority interest	571	402	2,287
Income taxes	192	240	751
Minority interest, net of tax	10	8	20
Income from continuing operations	369	154	1,516
Discontinued operations, net of tax	35	22	24
Net income	$404	$176	$1,540
Basic net income per share — Continuing operations	$0.69	$0.29	$2.85
— Net income	$0.75	$0.33	$2.89
Diluted net income per share — Continuing operations	$0.67	$0.29	$2.77
— Net income	$0.74	$0.33	$2.81
Average number of shares outstanding — Basic	538	526	533
— Diluted	543	535	548

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, (In millions of dollars)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,020	$1,370
Receivables
Commissions and fees	2,407	2,475
Advanced premiums and claims	117	102
Other	363	424
	2,887	3,001
Less — allowance for doubtful accounts and cancellations	(157)	(142)
Net receivables	2,730	2,859
Assets of discontinued operations	153	173
Other current assets	359	597
Total current assets	5,262	4,999
Goodwill and intangible assets	7,773	8,055
Fixed assets, net	1,178	1,363
Long-term investments	277	558
Prepaid pension	1,596	1,394
Other assets	1,806	2,129
	$17,892	$18,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$498	$636
Accounts payable and accrued liabilities	1,733	1,818
Regulatory settlements — current portion	333	394
Accrued compensation and employee benefits	1,413	1,568
Accrued income taxes	192	281
Dividends payable	93	—
Liabilities of discontinued operations	89	46
Total current liabilities	4,351	4,743
Fiduciary liabilities	3,795	4,111
Less — cash and investments held in a fiduciary capacity	(3,795)	(4,111)
	—	—
Long-term debt	5,044	4,691
Regulatory settlements	348	595
Pension, postretirement and postemployment benefits	1,180	1,326
Other liabilities	1,609	2,087
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares in 2005 and 2004	561	561
Additional paid-in capital	1,143	1,316
Retained earnings	4,989	5,044
Accumulated other comprehensive loss	(756)	(370)
	5,937	6,551
Less — treasury shares at cost, 15,057,704 shares in 2005 and 33,831,782 shares in 2004	(577)	(1,495)
Total stockholders’ equity	5,360	5,056
	$17,892	$18,498

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, (In millions of dollars)	2005	2004	2003
Operating cash flows:
Net income	$404	$176	$1,540
Adjustments to reconcile net income to cash generated from operations:
Depreciation of fixed assets and capitalized software	391	392	349
Amortization of intangible assets	99	64	42
Provision (benefit) for deferred income taxes	36	(71)	90
(Gains) losses on investments	(183)	(200)	(100)
Disposition or write-offs of assets	(19)	—	—
Accrual of stock-based compensation, resulting from adoption of SFAS 123(R)	64	—	—
Changes in assets and liabilities:
Net receivables	57	(107)	(199)
Other current assets	122	60	(34)
Other assets	(229)	93	(289)
Accounts payable and accrued liabilities	(35)	858	23
Accrued compensation and employee benefits	(167)	328	125
Accrued income taxes	4	(39)	85
Other liabilities	(72)	446	135
Effect of exchange rate changes	(73)	69	100
Net cash generated from operations	399	2,069	1,867

Financing cash flows:
Net decrease in commercial paper	(129)	(311)	(817)
Proceeds from issuance of debt	2,341	4,265	800
Other repayments of debt	(1,990)	(2,003)	(55)
Purchase of treasury shares	—	(536)	(1,195)
Issuance of common stock	269	456	573
Dividends paid	(363)	(681)	(631)
Net cash provided by (used for) financing activities	128	1,190	(1,325)

Investing cash flows:
Capital expenditures	(345)	(376)	(436)
Net sales of long-term investments	318	120	75
Proceeds from sales related to fixed assets and capitalized software	46	23	8
Dispositions	156	—	—
Acquisitions	(74)	(2,364)	(178)
Other, net	52	41	61
Net cash provided by (used for) investing activities	153	(2,556)	(470)

Effect of exchange rate changes on cash and cash equivalents	(43)	28	47

Increase in cash and cash equivalents	637	731	119
Cash and cash equivalents at beginning of year	1,396	665	546
Cash and cash equivalents at end of year	2,033	1,396	665

Cash and cash equivalents — reported as discontinued operations	(13)	(26)	(14)
Cash and cash equivalents — continuing operations	$2,020	$1,370	$651

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, (In millions of dollars, except per share figures)	2005	2004	2003
COMMON STOCK
Balance, beginning of year	$561	$561	$561
Issuance of shares under stock compensation plans and employee stock purchase plans	—	—	—
Balance, end of year	$561	$561	$561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,316	$1,301	$1,426
Acquisitions	(15)	1	2
SFAS 123R implementation adjustment	135	—	—
SFAS 123R periodic compensation costs	67	—	—
Issuance of shares to MMC retirement plan	(160)	—	—
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits	(200)	14	(127)
Balance, end of year	$1,143	$1,316	$1,301

RETAINED EARNINGS
Balance, beginning of year	$5,044	$5,386	$4,490
Net income (a)	404	176	1,540
Dividend equivalents paid	(2)	—	—
Dividends declared — (per share amounts: $.85 in 2005, $.99 in 2004 and $1.21 in 2003)	(457)	(518)	(644)
Balance, end of year	$4,989	$5,044	$5,386

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(370)	$(279)	$(452)
Foreign currency translation adjustments (b)	(271)	234	302
Unrealized investment holding (losses) gains, net of reclassification adjustments (c)	(85)	(58)	76
Minimum pension liability adjustment (d)	(30)	(266)	(201)
Net deferred loss on cash flow hedges (e)	—	(1)	(4)
Balance, end of year	$(756)	$(370)	$(279)

TREASURY SHARES
Balance, beginning of year	$(1,495)	$(1,518)	$(1,007)
Purchase of treasury shares	—	(524)	(1,209)
Acquisitions	82	7	16
Issuance of shares to MMC retirement plan	365	—	—
Issuance of shares under stock compensation plans and employee stock purchase plans	471	540	682
Balance, end of year	$(577)	$(1,495)	$(1,518)

TOTAL STOCKHOLDERS’ EQUITY	$5,360	$5,056	$5,451

TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)	$18	$85	$1,713

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations:    Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC operates in four principal business segments: risk and insurance services, risk consulting and technology, consulting and investment management. Marsh’s U.S. and U.K. employee benefits business has been combined with Mercer’s health and benefits business and is now managed by Mercer. The segment data and related disclosures throughout the Notes to MMC’s consolidated financial statements have been amended to reflect these organizational changes.

As discussed in Note 5, MMC sold its U.S.-based wholesale insurance broker, Crump Group, Inc., during the fourth quarter of 2005 and its interest in Sedgwick CMS Holdings, a provider of claims management and associated productivity services, on January 31, 2006. In connection with these dispositions, the account balances and activities of these entities were segregated and reported as discontinued operations in the accompanying consolidated financial statements of MMC at December 31, 2005 and 2004 and for each of the three years ended December 31, 2003 through 2005.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. Prior to the sale of MMC Capital’s business to Stone Point Capital, LLC (“Stone Point”) on May 31, 2005, the risk and insurance services segment also provided services principally in connection with originating, structuring and managing investments, primarily in the insurance and financial services industries. MMC no longer participates in the investment decisions or management of Stone Point or the Trident funds. However, MMC continues to own investments in the funds managed by Stone Point and directly owns investments in certain insurance and financial services entities through its subsidiary Marsh and McLennan Risk Capital Holdings (“Risk Capital Holdings”).

The risk consulting and technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These risk consulting services fall into four main business groups: corporate advisory and restructuring services; consulting services; security; and technology services.

The consulting segment provides advice and services to the managements of organizations in the areas of Human Resource Consulting, comprising retirement and investment consulting, HR services and investments, health and benefits and human capital; and Specialty Consulting, comprising management consulting, organization change, and economic consulting.

The investment management segment primarily provides securities investment advisory, distribution, and administrative services for institutional accounts and a group of publicly held investment companies.

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

Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $151 million in 2005, $130 million in 2004, and $114 million in 2003. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities. At December 31, 2005, Putnam managed the investment of approximately $1.3 billion of the fiduciary assets.

Net uncollected premiums and claims and the related payables were $10.4 billion and $11.1 billion at December 31, 2005 and 2004, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

Revenue:    Risk and Insurance Services revenue includes insurance commissions, fees for services rendered, interest income on certain fiduciary funds and market service fees from insurers earned on placements made prior to October 2004. Effective October 1, 2004 Marsh agreed to eliminate contingent compensation agreements with insurers. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in MMC’s reinsurance and London market operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture. Revenue also includes compensation for services provided in connection with the organization, structuring and management of insurance, financial and other industry-focused investments, as well as appreciation or depreciation that has been recognized on holdings in such investments. Although MMC no longer receives management fees or origination fees related to Stone Point’s business, it will continue to receive dividends and to recognize capital appreciation or depreciation on these investment holdings. In addition, Crump Group, Inc. and Sedgwick CMS Holdings were part of this segment.

Risk Consulting and Technology compensation consists of fees paid by clients. Such fees are typically charged on an hourly, project, or fixed fee basis, and sometimes on a per service or per unit basis. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from hourly or daily rate engagements is recognized as hours are expended at the agreed-upon billing amounts. Revenue related to fixed price arrangements is recognized based upon a proportional performance model. Revenue provided from credit services is recognized when the information is delivered to the customer, either electronically or by other means. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when shipped, with the exception of royalty-based products, for which revenue is recognized as applicable royalty reports are received. Software revenue is stated net of estimated customer returns and allowances. Contingent fees are recognized as earned and upon satisfaction of all conditions to their payment.

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

MMC has deferred the recognition of performance fee revenue in connection with the management of certain private equity funds of $113 million at December 31, 2005. This revenue is based on the investment performance over the life of each private equity fund, and future underperformance may result in the forfeiture of such revenue. As note above, MMC only recognizes performance fee revenue when such fees are no longer subject to forfeiture, which for the $113 million noted above, may take a number of years to resolve.

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

The components of fixed assets are as follows:

December 31, (In millions of dollars)	2005	2004
Furniture and equipment	$1,557	$1,612
Land and buildings	457	457
Leasehold and building improvements	888	897
	2,902	2,966
Less — accumulated depreciation and amortization	(1,724)	(1,603)
	$1,178	$1,363

Investment Securities:     MMC holds investments in both public and private companies, as well as certain private equity funds (managed by Stone Point and T.H. Lee) and seed shares for mutual funds. Publicly traded investments are classified as available for sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and carried at market value. Non-publicly traded investments are carried at cost in accordance with APB Opinion No. 18 (“APB 18”). Changes in the fair value of trading securities are recorded in earnings when they occur. Changes in the fair value of available for sale securities are recorded in stockholders’ equity, net of applicable taxes, until realized. Securities classified as trading or available for sale under SFAS 115, or carried at cost under APB 18, are included in Long-term investments in the consolidated balance sheets.

Certain investments, primarily investments in private equity funds, are accounted for using the equity method under APB 18. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at fair value. MMC records its proportionate share of the change in fair value of the funds in earnings. Securities recorded using the equity method are included in Other assets in the consolidated balance sheets.

Gains or losses recognized in earnings from the investment securities described above are included in Investment income (loss) in the consolidated statements of income. Costs related to management of MMC’s investments, including incentive compensation partially derived from investment income and loss, are recorded in operating expenses.

Goodwill and Other Intangible Assets:    Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. MMC performs an annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances from the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Capitalized Software Costs:    MMC capitalizes certain costs to develop, purchase, or modify software for the internal use of MMC. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Computer software costs of $284 million and $281 million, net of accumulated amortization of $524 million and $413 million at December 31, 2005 and 2004, respectively, are included in Other assets in the consolidated balance sheets.

Legal and Other Loss Contingencies:    MMC and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings. MMC records liabilities for contingencies including legal costs when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. To the extent such losses can be recovered under MMC’s insurance programs, estimated recoveries are recorded when losses for insured events are recognized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. MMC analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. Contingent liabilities are not discounted.

Income Taxes:    MMC’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating tax positions. Tax allowances are established for uncertain tax positions when, despite the belief that the tax return positions are consistent with applicable law, there is the potential that they may be successfully challenged. The allowances are established for all identified liabilities, and related interest, that are probable and can be estimated in accordance with SFAS

No. 5. The possibility that a taxing authority may not assert an issue is not taken into account. It is assumed that the taxing authority will become fully aware of all facts relating to an issue and propose adjustments as appropriate. Allowances are evaluated based upon the facts and circumstances that exist at each reporting period. Allowances for issues that have been asserted by tax authorities and resolved by agreement are adjusted in the quarter when agreement is reached. If the statute of limitations operates to bar assessment of an issue that has not been asserted by a taxing authority, the related allowance is reversed at that time.

Tax law requires items to be included in MMC’s tax returns at different times than the items are reflected in the consolidated statements of income. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.

U.S. Federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at December 31, 2005 amounted to approximately $1.4 billion. However, if these earnings were not considered permanently reinvested, the incremental tax liability which otherwise might be due upon distribution, net of foreign tax credits, would be approximately $40 million.

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

Variable Interest Entities:    MMC through Putnam, manages $3.4 billion in the form of Collateralized Debt Obligations (“CDO”) and Collateralized Bond Obligations (“CBO”). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam’s investment totaling $7.3 million, reflected in Long-term investments in the consolidated balance sheets at December 31, 2005. MMC has concluded it is not the primary beneficiary of these structures under FIN 46 “Consolidation of Variable Interest Entities.”

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

Per Share Data:     Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC’s common stock outstanding, excluding unvested restricted stock. Diluted net income per share is calculated by reducing net income for the potential minority interest expense associated with unvested shares under the Putnam Equity Partnership Plan, discussed further in Note 9, and adding back dividend equivalent expense related to common stock equivalents, to the extent recognized in earnings. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. The following reconciles income from continuing operations to income from continuing operations for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

For the Years Ended December 31, (In millions)	2005	2004	2003
Income from continuing operations	$369	$154	$1,516
Less:Potential minority interest expense associated with Putnam Class B Common Shares	(5)	—	(1)
Add: Dividend equivalent expense related to common stock equivalents	1	2	2
Income from continuing operations for diluted earnings per share	$365	$156	$1,517
Basic weighted average common shares outstanding	538	526	533
Dilutive effect of potentially issuable common shares	5	9	15
Diluted weighted average common shares outstanding	543	535	548
Average stock price used to calculate common stock equivalents	$29.65	$42.12	$46.99

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

New Accounting Pronouncements:     On February 3, 2006, the FASB released FASB Staff Position No. FSP 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”)”. The guidance in FSP 123(R)-4 changes the classification of certain options issued by a subsidiary of MMC from liability awards to equity awards unless a contingent settlement feature in the award becomes probable of occurring. Transition provisions of FSP 123(R)-4 require retrospective application of the guidance to prior periods where SFAS 123(R) had been adopted prior to the issuance of FSP 123(R)-4. As a result, a charge of $6 million taken by MMC in the third quarter of 2005 when SFAS 123(R) was initially adopted was reversed by reflecting such adjustment in the third quarter 2005 amounts in MMC’s Selected Quarterly Financial Data and Supplemental Information in MMC’s 2005 annual report.

In June 2005, the FASB ratified its consensus EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When

the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all remaining partnerships for the applicable provisions. MMC is currently evaluating the impact of the adoption of the provisions of EITF 04-05 on its financial position and results of operations; however, the adoption of EITF 04-05 is not expected to have a material impact on MMC’s financial statements.

Reclassifications:    Certain reclassifications have been made to the prior year amounts to conform with current year presentation, in particular with regard to segment reclassification resulting from changes in MMC’s organizational structure, discontinued operations classification for Crump and SCMS, the income statement classification of severance related restructuring charges, and the balance sheet classification of certain MMC deferred compensation balances.

2.	Supplemental Disclosures

The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31, (In millions of dollars)	2005	2004	2003
Purchase acquisitions:
Assets acquired, excluding cash	$68	$2,353	$408
Liabilities assumed	—	(17)	(9)
Issuance of debt and other obligations	(8)	(33)	(115)
Deferred purchase consideration	80	61	—
Shares issuable	(66)	—	(106)
Net cash outflow for acquisitions	$74	$2,364	$178
Interest paid	$307	$198	$172
Income taxes paid	$156	$383	$542

An analysis of the allowance for doubtful accounts for the three years ended December 31, follows:

(In millions of dollars)	2005	2004	2003
Balance at beginning of year	$142	$115	$122
Provision charged to operations	49	30	18
Accounts written-off, net of recoveries	(25)	(10)	(35)
Effect of exchange rate changes	(9)	7	10
Balance at end of year	$157	$142	$115

In September 2005, the Company contributed 8 million unregistered shares of MMC stock valued at $205 million, to the U.S. qualified retirement plan.

3.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

For the Years Ended December 31, (In millions of dollars)		2005	2004	2003
Foreign currency translation adjustments		$(271)	$234	$302
Unrealized investment holding gains, net of income tax liability of $10, $3 and $54 in 2005, 2004 and 2003, respectively		18	8	98
Less:	Reclassification adjustment for realized gains included in net income, net of income tax liability of $55, $36 and $12 in 2005, 2004 and 2003, respectively	(103)	(66)	(22)
Minimum pension liability adjustment, net of income tax benefit of $3 in 2005, $123 in 2004 and $77 in 2003		(30)	(266)	(201)
Deferred loss on cash flow hedges, net of income tax benefit of $0, $(1) and $(2) in 2005, 2004 and 2003, respectively		—	(1)	(4)
		$(386)	$(91)	$173

The components of accumulated other comprehensive loss, net of taxes, are as follows:

December 31, (In millions of dollars)	2005	2004
Foreign currency translation adjustments	$(27)	$244
Net unrealized investment gains	53	138
Minimum pension liability adjustment	(782)	(752)
	$(756)	$(370)

4.	Acquisitions and Dispositions

During 2005, MMC made nine acquisitions, for total purchase consideration of $68 million. The allocation of purchase consideration resulted in acquired goodwill of $45 million as of December 31, 2005. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In May 2005, MMC sold the assets of MMC Capital, its private equity manager, to Stone Point Capital LLC, a company controlled by the former managers of MMC Capital for approximately $3 million. Stone Point has assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC does not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC continues to own direct investments in insurance and financial services companies, including Ace Ltd., XL Capital Ltd and Axis Capital Holdings Ltd., as well as its investments in the Trident Funds and other funds managed by Stone Point.

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

5.	Discontinued Operations

MMC sold Crump Group, Inc., its U.S.-based wholesale insurance broker, during the fourth quarter of 2005, and its majority interest in Sedgwick CMS Holdings, a provider of claims management and associated productivity services, on January 31, 2006. As previously discussed, the account balances and activities of these entities were segregated and reported as discontinued operations in the accompanying consolidated financial statements at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. Both of these entities were part of MMC’s Risk and Insurance Services segment.

Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31, (In millions of dollars)	2005	2004	2003
Total Revenue	$457	$399	$344
Income before provision for income tax	$41	$41	$43
Provision for income tax	20	19	19
Income from discontinued operations, net of tax	21	22	24

Gain on disposal of discontinued operations	55	—	—
Provision for income tax	41	—	—
Gain on disposal of discontinued operations, net of tax	14	—	—
Discontinued operations, net of tax	$35	$22	$24

Summarized Balance Sheet data for discontinued operations is as follows:

For the Years Ended December 31, (In millions of dollars)	2005	2004
Assets of discontinued operations:
Current assets	$40	$62
Fixed assets, net	31	24
Goodwill and intangible assets	78	83
Other assets	4	4
Total assets of discontinued operations	$153	$173

Liabilities of discontinued operations	$89	$46

6.	Goodwill and Other Intangibles

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. In connection with MMC’s annual impairment tests in the third quarter of 2005, it was determined that such assets were not impaired.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)
Balance as of January 1, 2005	$7,459
Goodwill acquired	45
Disposals	(95)
Transfer to identified intangible asset (purchase accounting adjustment)	(38)
Other adjustments (a)	(125)
Balance as of December 31, 2005	$7,246

(a)	Primarily includes foreign exchange.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services $3.7 billion; Risk Consulting and Technology $1.7 billion; Consulting $1.7 billion; and Investment Management $125 million.

The goodwill balance at December 31, 2005 and 2004 includes approximately $121 million and $119 million, respectively, of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. The gross cost and accumulated amortization by major intangible asset class is as follows:

	2005			2004
December 31, (In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer and marketing related	$638	$191	$447	$613	$115	$498
Future revenue streams related to existing private equity funds	200	125	75	199	108	91
Total amortized intangibles	$838	$316	$522	$812	$223	$589

Aggregate amortization expense for the years ended December 31, 2005 and 2004, was $99 million and $64 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2006	$92
2007	$74
2008	$64
2009	$56
2010	$41

7.	Income Taxes

Income before income taxes and minority interest shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

For the Years Ended December 31, (In millions of dollars)	2005	2004	2003
Income before income taxes and minority interest:
U.S.	$142	$(111)	$1,386
Other	429	513	901
	$571	$402	$2,287
Income taxes:
Current—
U.S. Federal	$(22)	$187	$419
Other national governments	125	80	159
U.S. state and local	53	44	83
	156	311	661

Deferred—
U.S. Federal	49	(118)	45
Other national governments	(5)	67	60
U.S. state and local	(8)	(20)	(15)
	36	(71)	90
Total income taxes	$192	$240	$751

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31, (In millions of dollars)	2005	2004
Deferred tax assets:
Accrued expenses not currently deductible (a)	$793	$807
Differences related to non-U.S. operations	215	242
Net operating losses (b)	31	9
Other	62	54
	$1,101	$1,112
Deferred tax liabilities:
Unrealized investment holding gains	$29	$74
Differences related to non-U.S. operations	91	123
Depreciation and amortization	282	277
Accrued retirement benefits	107	34
Other	24	28
	$533	$536

(a)	Net of valuation allowance of $9 million and $10 million, respectively.

(b)	Net of valuation allowance of $68 million and $41 million, respectively.

Balance sheet classifications:
Current assets	$153	$282
Other assets	$415	$294

A reconciliation from the U.S. Federal statutory income tax rate to MMC’s effective income tax rate is shown below.

For the Years Ended December 31,	2005	2004	2003
	%	%	%
U.S. Federal statutory rate	35.0	35.0	35.0
U.S. state and local income taxes — net of U.S. Federal income tax benefit	5.1	1.6	1.9
Differences related to non-U.S. operations	(5.1)	(8.2)	(4.2)
NYAG lawsuit, including state taxes	—	12.9	—
Putnam regulatory settlements	—	19.4	—
Meals and entertainment	1.5	2.9	.5
Dividends paid to employees	(1.4)	(3.3)	(.6)
Other	(1.5)	(.9)	.2
Effective tax rate	33.6	59.4	32.8

MMC is routinely examined by the Internal Revenue Service and tax authorities in the United Kingdom, as well as states in which it has significant business operations, such as California, Massachusetts and New York. The tax years under examination vary by jurisdiction. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. MMC has established tax allowances which it believes are adequate in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC’s net income or cash flows and on its effective tax rate in a particular future period.

The net changes in the valuation allowances for the years ended December 31, 2005 and 2004 were increases of $26 million and $19 million respectively. Approximately $22 million of the cumulative valuation allowances relates to amounts which if realized would reduce goodwill or increase contributed capital in the future. Approximately 70% of the Company’s net operating loss carryforwards expire over various periods from 2006 through 2025, and others are unlimited. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. MMC evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, MMC believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 2005. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The American Jobs Creation Act (the ”Act“), adopted on October 22, 2004, provided for a special one-time tax deduction, or dividend received deduction, of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. In the fourth quarter of 2005, MMC recorded an income tax benefit of $8 million, attributable to the repatriation of approximately $585 million of qualifying earnings under the provisions of the Act. The $8 million tax benefit resulted from the reversal of deferred tax liabilities previously provided under SFAS No. 109, which were in excess of the tax liabilities from repatriation of these qualifying earnings.

8.	Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its eligible U.S. employees and a variety of defined benefit and defined contribution plans for eligible non-U.S. employees. MMC’s policy for funding its tax qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign law.

The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Weighted average assumptions:
Discount rate (for expense)	5.5%	5.8%	5.9%	6.3%
Expected return on plan assets	8.4%	8.4%	—	—
Rate of compensation increase (for expense)	3.6%	3.7%	—	—
Discount rate (for benefit obligation)	5.1%	5.5%	5.6%	5.9%
Rate of compensation increase (for benefit obligation)	3.8%	3.6%	—	—

The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. MMC uses Mercer actuaries to perform the valuations of its pension plans. MMC utilizes a model developed by its actuaries to assist in the setting of this assumption. The model takes into account several factors including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances, and correlations for different asset classes. All returns utilized and produced by the model are geometric averages. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. MMC generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. The historical five and ten-year average asset returns of each plan are also reviewed to ensure they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets as defined by SFAS No. 87. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. plans is 70% equities and 30% fixed income, and for the U.K. plans, which comprise approximately 85% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 74% to equities and 26% to fixed income, and for the U.K. plans was 57% to equities and 43% to fixed income. The assets of the company’s defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans’ real return within acceptable risk parameters. MMC uses threshold based portfolio rebalancing to ensure the actual portfolio remains consistent with target allocations.

The discount rate selected for each U.S. plan is based on a model bond portfolio with durations that match the expected payment patterns of the plan. Discount rates for non-U.S. plans are based on appropriate bond indices such as the IBoxx £ Corporates 15-year index in the U.K. Projected compensation increases reflect current expectations as to future levels of inflation.

The components of the net periodic benefit cost (income) for combined U.S. and significant non-U.S. defined benefit and other postretirement plans are as follows:

For the Years Ended December 31,	Pension Benefits			Postretirement Benefits
(In millions of dollars)	2005	2004	2003	2005	2004	2003
Service cost	$245	$232	$190	$9	$11	$9
Interest cost	472	422	363	18	20	20
Expected return on plan assets	(640)	(618)	(545)	—	—	—
Amortization of prior service credit	(41)	(38)	(38)	(3)	(2)	(2)
Amortization of transition asset	—	(5)	(5)	—	—	—
Recognized actuarial loss	177	90	26	1	3	5

Net Periodic Benefit Cost (Income)	$213	$83	$(9)	$25	$32	$32

The following schedules provide information concerning MMC’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
December 31, (In millions of dollars)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$3,013	$2,538	$309	$290
Service cost	88	78	8	10
Interest cost	176	164	15	17
Amendments	(138)	—	(92)	—
Actuarial loss	80	347	(27)	3
Benefits paid	(125)	(114)	(19)	(11)
Benefit obligation at end of year	$3,094	$3,013	$194	$309

Change in plan assets:
Fair value of plan assets at beginning of year	$2,635	$2,407	$—	$—
Actual return on plan assets	276	298	—	—
Employer contributions	229	44	19	11
Benefits paid	(125)	(114)	(19)	(11)
Fair value of plan assets at end of year	$3,015	$2,635	$—	$—

Funded status	$(79)	$(378)	$(194)	$(309)
Unrecognized net actuarial loss	858	899	38	66
Unrecognized prior service credit	(282)	(185)	(93)	(5)
Unrecognized transition asset	—	—	—	—
Net asset (liability) recognized	$497	$336	$(249)	$(248)
Amounts recognized in the Consolidated Balance sheets consist of:
Prepaid benefit cost	$746	$580	$—	$—
Accrued benefit liability	(314)	(316)	(249)	(248)
Accumulated other comprehensive loss	65	72	—	—

Net asset (liability) recognized	$497	$336	$(249)	$(248)
Accumulated benefit obligation at December 31	$3,021	$2,846	$—	$—

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2005	2004	2005	2004
Weighted average assumptions:
Discount rate (for expense)	6.0%	6.4%	6.0%	6.4%
Expected return on plan assets	8.75%	8.75%		—
Rate of compensation increase (for expense)	3.0%	3.15%		—
Discount rate (for benefit obligation)	5.9%	6.0%	5.9%	6.0%
Rate of compensation increase (for benefit obligation)	3.4%	2.85%		—

In September 2005 the Company contributed 8 million unregistered shares of MMC stock, valued at $205 million, to the U.S. qualified plan. Prior to this contribution, the U.S. qualified plan held no MMC securities. Plan assets of approximately $2.0 billion and $1.9 billion at December 31, 2005 and 2004, respectively, were managed by Putnam, which includes both separately managed and publicly available investment funds.

The assets and liabilities of the U.S. defined benefit pension plans were re-measured at October 31, 2005 to reflect a change in substantive plan as defined by SFAS No. 87, “Employer’s Accounting for Pensions.” The changes include changing the benefit formula from a final average salary to a career average salary as well as a change in the calculation for early retirement benefits. The change in substantive plans reduced the projected benefit obligation by approximately $138 million.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $326 million, $315 million and $0, respectively, as of December 31, 2005 and $340 million, $315 million and $0, respectively, as of December 31, 2004.

The components of the net periodic benefit cost (income) for the U.S. defined benefit and other postretirement benefit plans are as follows:

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2005	2004	2003	2005	2004	2003
Service cost	$88	$78	$66	$8	$10	$8
Interest cost	176	164	153	15	17	17
Expected return on plan assets	(233)	(230)	(228)	—	—	—
Amortization of prior service credit	(40)	(38)	(38)	(3)	(2)	(2)
Amortization of transition asset	—	(5)	(5)	—	—	—
Recognized actuarial loss	78	46	18	1	3	5

Net Periodic Benefit Cost (Income)	$69	$15	$(34)	$21	$28	$28
Curtailment (Gain)/loss	—	—	—	(1)	—	—
Total Expense	$69	$15	$(34)	$20	$28	$28

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost for 2005 shown above includes the subsidy.

The assumed health care cost trend rate for Medicare eligibles was approximately 11.5% in 2005 gradually declining to 5% in the year 2019, and the rate for non-Medicare eligibles was 10.5% in 2005 gradually declining to 5.0% in 2017. Assumed health care cost trend rates have a significant effect on the amounts reported for the U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$4	$(3)

Effect on postretirement benefit obligation	$2	$(8)

The following schedules provide information concerning MMC’s significant non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$5,936	$4,666	$62	$55
Service cost	157	154	1	1
Interest cost	296	258	3	3
Employee contributions	37	36	—	—
Actuarial loss (gain)	648	591	9	1
Effect of settlement	(14)	(11)	—	—
Effect of Curtailment	(40)	—	—	—
Special termination benefits	17	6	—	—
Benefits paid	(210)	(162)	(3)	(3)
Foreign currency changes	(539)	429	(2)	5
Plan amendments	—	(31)	—	—
Benefit obligation at end of year	$6,288	$5,936	$70	$62
Change in plan assets:
Fair value of plan assets at beginning of year	$4,815	$3,934	$—	$—
Actual return on plan assets	785	427	—	—
Effect of settlement	(12)	(11)	—	—
Company contributions	498	239	3	3
Employee contributions	37	36	—	—
Benefits paid	(210)	(162)	(3)	(3)
Foreign currency changes	(443)	352	—	—
Fair value of plan assets at end of year	$5,470	$4,815	$—	$—
Funded status	$(818)	$(1,121)	$(70)	$(62)
Unrecognized net actuarial loss	2,251	2,322	17	9
Unrecognized prior service cost	(24)	(20)	(2)	(3)
Net asset (liability) recognized	$1,409	$1,181	$(55)	$(56)
Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$827	$800	$—	$—
Accrued benefit liability	(452)	(631)	(55)	(56)
Intangible asset	6	9	—	—
Accumulated other comprehensive loss	1,028	1,003	—	—
Net asset (liability) recognized	$1,409	$1,181	$(55)	$(56)
Accumulated benefit obligation at December 31	$5,680	$5,261	$—	$—
Weighted average assumptions:
Discount rate (for expense)	5.3%	5.4%	5.6%	5.7%
Expected return on plan assets	8.2%	8.2%	—	—
Rate of compensation increase (for expense)	4.0%	4.0%	—	—
Discount rate (for benefit obligation)	4.7%	5.3%	4.8%	5.6%
Rate of compensation increase (for benefit obligation)	4.0%	4.0%	—	—

The assets and liabilities of the U.K. defined benefit pension plan were re-measured at March 31, 2005 to reflect a plan curtailment as defined by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. Restructuring activities led to a reduction in force which resulted in the elimination of the accrual for defined benefits for a significant number of employees.

The benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $3.5 billion, $3.3 billion and $2.8 billion, respectively, as of December 31, 2005 and $3.4 billion, $3.1 billion and $2.5 billion, respectively, as of December 31, 2004.

The non-U.S. defined benefit plans do not have any direct or indirect ownership of MMC stock.

The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses under SFAS 88 are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2005	2004	2003	2005	2004	2003
Service cost	$157	$154	$124	$1	$1	$1
Interest cost	296	258	210	3	3	3
Expected return on plan assets	(407)	(388)	(317)	—	—	—
Amortization of Prior Service Credit	(1)	—	—	—	—	—
Recognized actuarial loss	99	44	8	—	—	—
Net periodic benefit cost	$144	$68	$25	$4	$4	$4
Settlement loss	(1)	3	—	—	—	—
Special termination benefits	17	6	4	—	—	—
Total expense	$160	$77	$29	$4	$4	$4

The assumed health care cost trend rate was approximately 7.0% in 2005, gradually declining to 2.4% in the year 2015. Assumed health care cost trend rates have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)

Effect on postretirement benefit obligation	$10	$(8)

MMC’s estimated future benefit payments for its pension and postretirement benefits at December 31, 2005 are as follows:

December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2006	$140	$333	$11	$3
2007	148	195	11	3
2008	155	213	12	3
2009	164	237	12	4
2010	173	255	12	4
2011–2015	$1,041	$1,444	$64	$21

Contribution Plans:    MMC maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies Stock Investment Plan (“SIP”) and the Putnam Investments, LLC Profit Sharing Retirement Plan (the “Putnam Plan”). Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the SIP, MMC matches a portion of the employees’ contributions, while under the Putnam Plan the contributions are at the discretion of MMC subject to IRS limitations. The SIP contains an Employee Stock Ownership Plan under U.S. tax law and plan assets of approximately $572 million at December 31, 2005 and $715 million at December 31, 2004 were invested in MMC stock. Effective October 25, 2004, all participants became eligible to direct their Company matching contributions and all of their employee contribution account balances to any of the available investment options. If a participant does not choose an investment direction for his or her future Company matching contributions, they are automatically invested in the Putnam Fixed Income Fund. SIP plan assets of approximately $1,028 million and $973 million at December 31, 2005 and 2004, respectively, were managed by Putnam. The cost of these defined contribution plans was $90 million, $97 million and $97 million for 2005, 2004 and 2003, respectively.

9.	Stock Benefit Plans

As described below, MMC maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock, stock options and other forms of stock-based payment arrangements. Prior to July 1, 2005, MMC accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of MMC’s common stock on the date of grant. In addition, MMC’s stock purchase plan was not considered compensatory under APB 25 and, therefore, no expense was required to be recognized. The effect of forfeitures on restricted stock, restricted stock units and deferred stock units was recognized when such forfeitures occurred and dividend equivalents on restricted stock units and deferred stock units were expensed in the period incurred. Effective July 1, 2005, MMC adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning July 1, 2005 includes compensation cost for all share-based payment arrangements granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payment arrangements granted subsequent to June 30, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R). In addition, MMC’s stock purchase plan was considered compensatory during the third quarter of 2005, the effect of forfeitures on restricted stock, restricted stock units and deferred stock units was required to be estimated when recognizing compensation cost and dividend equivalents on restricted stock units and deferred stock units expected to vest were required to be classified as dividends. Results for periods prior to July 1, 2005 have not been restated.

As a result of adopting SFAS 123 (R) on July 1, 2005, MMC’s income before income taxes is $64 million lower than if it had continued to account for share-based payment arrangements under APB 25. The incremental tax benefit resulting from the adoption of SFAS 123 (R) was $20 million for the year ended December 31, 2005. The cumulative effect of the change in accounting was not material. Basic and diluted earnings per share in 2005 would have been $0.83 and $0.82, respectively, if MMC had not adopted SFAS 123 (R), compared to reported basic and diluted earnings per share of $0.75 and $0.74, respectively.

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

If compensation cost for all MMC’s share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 for the periods prior to the adoption of SFAS 123 (R), MMC’s net income and net income per share in 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)	2005	2004	2003
Net Income:
As reported	$404	$176	$1,540
Adjustment for fair value method, net of tax	(69)	(146)	(171)
Pro forma net income	$335	$30	$1,369
Net Income Per Share:
Basic:
As reported	$0.75	$0.33	$2.89
Pro forma	$0.62	$0.06	$2.57
Diluted:
As reported	$0.74	$0.33	$2.81
Pro forma	$0.61	$0.06	$2.50

The pro forma information reflected above includes stock options issued under MMC’s incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC’s stock purchase plan. In addition, the pro forma information reflected above is based on recognizing the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals over the full vesting term of the award. Beginning July 1, 2005, MMC began recognizing new employee stock option awards granted to retiree-eligible individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals had been recognized for these individuals under this accelerated method, pro forma net income for the years ended 2005, 2004, and 2003 would have amounted to $340 million, $44 million, and $1.4 billion, respectively.

MMC Incentive and Stock Award Plans

In 2000, the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (the “2000 Employee Plan”) and the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (the “2000 Executive Plan”) were adopted. The types of awards permitted under these plans include stock options, restricted stock, stock bonus units, restricted and deferred stock units payable in MMC common stock or cash, and other stock-based and performance-based awards. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which affiliates may participate in the plans, which eligible employees will receive awards, the types of awards to be received, and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The 2000 Plans contain provisions which, in the event of a change in control of MMC, may accelerate the vesting of the awards. Awards relating to not more than 80,000,000 shares of common stock may be made over the life of the 2000 Employee Plan plus shares remaining unused under pre-existing employee stock plans. Awards relating to not more than 8,000,000 shares of common stock may be made over the life of the 2000 Executive Plan plus shares remaining unused under pre-existing executive stock plans.

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

The estimated fair value of options granted without a performance-based triggering event was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility prior to July 1, 2005 was calculated based on historical volatility for a period equal to the stock option’s expected life, calculated on a monthly basis. Subsequent to June 30, 2005, MMC began using a blended volatility rate based on the following: (i) volatility derived from daily closing price observations for the 10 year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before and one week after the valuation date and (iii) average volatility for the 10 year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by MMC in 2005, 2004 and 2003 are as follows:

	2005
	Pre 7/1/05	Post 6/30/05	2004	2003
Risk-free interest rate	3.7%	3.9%–4.3%	2.8%	2.75%
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	18.5%	29.0%	19.6%	21.0%
Expected dividend yield	2.2%	2.3%	2.3%	2.3%

The estimated fair value of options granted with a performance-based triggering event was calculated using a binomial valuation model. The factors and assumptions used in this model are similar to those utilized in the Black-Scholes option pricing valuation model except that the risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve over the contractual term of the option, and the expected life is calculated by the model.

The assumptions used in the binomial option pricing valuation model for options granted during 2005 are as follows:

	2005
	Pre 7/1/05	Post 6/30/05
Risk-free interest rate	4.1%–4.5%	4.0%–4.1%
Expected life (in years)	6.7–6.8	5.2–6.5
Expected volatility	17.9%	29.0%
Expected dividend yield	2.2%	2.3%

A summary of the status of MMC’s stock option awards as of December 31, 2005 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2005	86,210,687	$43.22
Granted(including 16,300,436 options granted in connection with Exchange Offer)	33,166,937	$29.22
Exercised	(2,547,092)	$17.51
Canceled or exchanged	(41,762,766)	$47.75
Forfeited	(8,772,370)	$43.39
Expired	—	—
Balance at December 31, 2005	66,295,396	$34.33	5.8 years	$ 134,744
Options vested or expected to vest at December 31, 2005	60,531,432	$34.27	5.6 years	$ 126,654
Options exercisable at December 31, 2005	32,817,410	$38.61	3.8 years	$ 58,808

The weighted-average grant-date fair value of MMC’s option awards granted during the years ended December 31, 2005, 2004 and 2003 was $6.51, $7.51 and $7.45, respectively. The total intrinsic value of options exercised during the same periods was $36 million, $46 million and $177 million, respectively.

As of December 31, 2005, there was $152 million of unrecognized compensation cost related to MMC’s option awards. The weighted-average period over which that cost is expected to be recognized is

1.5 years. Cash received from the exercise of stock options for the years ended December 31, 2005, 2004 and 2003 was $44.6 million, $110.5 million, and $157.8 million, respectively.

MMC’s policy is to issue treasury shares upon option exercises or share unit conversion. MMC intends to issue treasury shares as long as an adequate number of those shares is available.

Restricted Stock:  Restricted shares of MMC’s common stock may be awarded under MMC’s incentive and stock award plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares that have been granted generally become unrestricted at the earlier of: (1) January 1 of the eleventh year following the grant or (2) the later of the recipient’s normal or actual retirement date. Some restricted shares granted in 2004 cliff vest in seven years. Restricted shares granted in 2005 generally vest over 3 to 5 years.

A summary of the status of MMC’s restricted stock awards as of December 31, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2005	1,749,062	$42.13
Granted	385,514	$28.87
Vested	(313,300)	$35.57
Forfeited	(801,221)	$43.91
Non-vested Balance at December 31, 2005	1,020,055	$37.73

The weighted-average grant-date fair value of MMC’s restricted stock awards granted during the years ended December 31, 2004 and 2003 was $46.12 and $42.99, respectively. The total fair value of MMC’s restricted stock distributed during the years ended December 31, 2005, 2004 and 2003 was $9.9 million, $5.1 million and $4.2 million, respectively.

Restricted Stock Units:

Restricted stock units may be awarded under MMC’s Incentive and Stock Award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s restricted stock unit awards as of December 31, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2005	1,429,898	$44.40
Granted	143,291	$29.43
Vested	(709,184)	$44.94
Forfeited	(80,420)	$48.57
Non-vested Balance at December 31, 2005	783,585	$40.74

The weighted-average grant-date fair value of MMC’s restricted stock units granted during the years ended December 31, 2004 and 2003 was $42.96 and $43.22, respectively. The total fair value of MMC’s restricted stock units distributed during the years ended December 31, 2005, 2004 and 2003 was $18.0 million, $27.5 million and $21.6 million, respectively.

Deferred Stock Units:

Deferred stock units may be awarded under MMC’s incentive and stock award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s deferred stock unit awards as of December 31, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2005	6,960,404	$44.95
Granted	4,478,514	$29.88
Vested	(1,764,891)	$48.43
Forfeited	(606,156)	$40.27
Non-vested Balance at December 31, 2005	9,067,871	$37.14

The weighted-average grant-date fair value of MMC’s deferred stock units granted during the years ended December 31, 2004 and 2003 was $44.08 and $42.90, respectively. The total fair value of MMC’s deferred stock units distributed during the years ended December 31, 2005, 2004, and 2003 was $48.2 million, $57.5 million and $41.2 million, respectively.

As of December 31, 2005, there was $219 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards.

MMC Stock Purchase Plans

In May 1999, MMC’s stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”) which terminated on September 30, 1999 following its fifth annual offering. Effective October 1, 2004, certain features in these plans were changed. Under these new features, shares are purchased four times during the plan year (instead of one annual purchase on the last business day of the plan year as was done previously). Also, for the Plan year from October 1, 2004 through September 30, 2005, shares of MMC common stock were purchased at a price that is 85% of the average market price on each quarterly purchase date. Beginning October 1, 2005, shares are purchased at a price that is 95% of the average market price on each quarterly purchase date. Prior to October 1, 2004, shares were purchased at a price based on 85% of the lower of the market price at the beginning or end of the plan year. Under the 1999 Plan, no more than 40,000,000 shares of MMC’s common stock plus the remaining unissued shares in the 1994 Plan may be sold. Employees purchased 4,004,716 shares during the year ended December 31, 2005. At December 31, 2005, 24,180,209 shares were available for issuance under the 1999 Plan. In July 2002, the MMC Board of Directors approved an additional 5,000,000 shares of common stock for issuance under the 1995 MMC Stock Purchase Plan for International Employees (the “International Plan”). With the additional shares under the International Plan, no more than 8,000,000 shares of MMC’s common stock may be sold. Employees purchased 1,212,110 shares during the year ended December 31, 2005. At December 31, 2005, 750,777 shares were available for issuance under the International Plan. Based on the terms in effect as of October 1, 2005, the plan is considered non-compensatory under SFAS 123(R).

Putnam Investments Equity Partnership Plan

Under the Putnam Investments Equity Partnership Plan, as amended, (the “Equity Plan”) Putnam is authorized to grant or sell shares to certain employees of Putnam or its subsidiaries restricted common shares of Putnam Investments Trust, the parent of Putnam Investments, LLC (“Class B Common Shares”) and grant options to acquire the Class B Common Shares. Such awards or options generally vest over a period of two to four years. Holders of Putnam Class B Common Shares are not entitled to vote and have no rights to convert their shares into any other securities of Putnam. Awards of restricted stock and/or options may be made under the Equity Plan with respect to a maximum of 16,500,000 shares of Class B Common Shares, which would represent approximately 16% of the outstanding shares on a fully diluted basis, as increased for certain issuances of Putnam Class A Common Stock to MMC.

Options on Class B Shares:

Options on Class B shares of Putnam’s common stock, which may be awarded under Putnam’s Equity Partnership Plan are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. Unless the Compensation Committee determines otherwise, the exercise price for each option is the fair market value of a Class B share on the date of the option grant. All options granted to a participant become exercisable in accordance with the vesting schedule set forth in the applicable award agreement, provided that the compensation committee has the right to accelerate the exercisability of any option. Notwithstanding any other provision of the Plan, each option shall terminate on and shall not be exercisable after the tenth or sixth anniversary of the Grant Date of such option, as applicable.

On September 29, 2005, certain eligible participants in the Putnam Investments Trust Equity Partnership Plan participated in a voluntary option exchange pursuant to the terms of the Offer to Exchange Certain Outstanding Options (the “Offer to Exchange”), dated August 30, 2005. Under the Offer to Exchange, holders of options on Class B shares meeting certain eligibility requirements could elect to exchange those options for restricted shares with the equivalent value of the exchanged options, as determined using the Black-Scholes valuation model. As a result of the Offer to Exchange, a total of 2,201,850 options were retired and 139,388 restricted shares were issued at a grant price of $28.26 per share, which vest on September 1, 2007.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by Putnam in 2005, 2004 and 2003 are as follows:

(In millions of dollars, except per share figures)	2005	2004	2003
Risk-free interest rate	4.1%	3.5%	2.5%
Expected life (in years)	4.5	5.0	5.0
Expected volatility	27.9%	26.8%	29.4%
Expected dividend yield	5.0%	5.0%	5.0%

A summary of the status of Putnam’s stock option awards as of December 31, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2005	4,869,555	$61.61
Granted	5,138,000	$28.62
Exercised	—	—
Canceled	—	—
Forfeited or exchanged	(3,182,925)	$63.62
Expired	—	—
Balance at December 31, 2005	6,824,630	$35.83	6.7 years	$0
Options vested or expected to vest at December 31, 2005	6,268,964	$36.37	6.7 years	$0
Options exercisable at December 31, 2005	1,487,505	$57.63	4.2 years	$0

The weighted-average grant-date fair value of Putnam’s option awards granted for the years ended December 31, 2005, 2004 and 2003 was $4.88, $4.87 and $6.55, respectively. No options were exercised in 2005 and 2004. During 2003, 54,850 options were exercised.

As of December 31, 2005, there was $19 million of unrecognized compensation cost related to Putnam’s option awards. The weighted-average period over which that cost is expected to be recognized is 3.5 years.

Restricted Stock: Restricted shares of Putnam’s common stock which may be awarded or sold under Putnam’s Equity Partnership Plan are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. All restricted stock granted or sold to a participant vests in accordance with the vesting schedule set forth in the applicable award agreement, provided that the Compensation Committee has the right to accelerate the vesting of any restricted stock.

A summary of the status of Putnam’s restricted stock awards as of December 31, 2005 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2005	1,929,496	$41.69
Granted(including 139,388 shares granted in connection with the Offer to Exchange)	4,111,304	$28.38
Vested	(657,353)	$49.21
Forfeited	(173,401)	$33.96
Non-vested Balance at December 31, 2005	5,210,046	$30.50

The weighted-average grant-date fair value of Putnam’s restricted stock awards granted during the years ended December 31, 2004 and 2003 was $33.48 and $37.00, respectively. The total fair value of Putnam’s restricted stock vested during the years ended December 31, 2005, 2004 and 2003 was $19 million, $22 million, and $33 million, respectively.

As of December 31, 2005, there was $110 million of unrecognized compensation cost related to Putnam’s restricted stock awards.

10.	Long-term Commitments

MMC leases office facilities, equipment and automobiles under noncancelable operating leases. These leases expire on varying dates; in some instances contain renewal and expansion options; do not restrict the payment of dividends or the incurrence of debt or additional lease obligations; and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 97% of MMC’s lease obligations are for the use of office space.

The consolidated statements of income include net rental costs of $470 million, $485 million and $450 million for 2005, 2004 and 2003, respectively, after deducting rentals from subleases ($22 million in 2005, $20 million in 2004 and $21 million in 2003).

At December 31, 2005, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

For the Years Ended December 31, (In millions of dollars)	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
2006	$499	$33	$466
2007	455	44	411
2008	396	44	352
2009	329	41	288
2010	295	41	254
Subsequent years	1,952	374	1,578
	$3,926	$577	$3,349

MMC has entered into agreements with various service companies to outsource certain information systems activities and responsibilities. Under these agreements, MMC is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed with all future payments subject to increases for inflation. At December 31, 2005, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Future Minimum Commitments
2006	$65
2007	38
2008	32
Subsequent years	46
$181

11.	Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	December 31, 2005	December 31, 2004
Short-term:
Commercial paper	$—	$129
Bank borrowings — U.S.	—	376
Bank borrowings — International	429	61
Current portion of long-term debt	69	70
	$498	$636

Long-term:
Term loan — 2 year floating rate note due 2006	$—	$1,300
Senior notes — 7.125% due 2009	399	399
Senior notes — 5.375% due 2007 (4.0% effective interest rate)	508	514
Senior notes — 6.25% due 2012 (5.1% effective interest rate)	264	266
Senior notes — 3.625% due 2008	249	249
Senior notes — 4.850% due 2013	249	249
Senior notes — 5.875% due 2033	295	295
Senior notes — 5.375% due 2014	647	646
Senior notes — 3 year floating rate note due 2007 (4.27% at December 31, 2005)	499	499
Senior notes — 5.15% due 2010	547	—
Senior notes — 5.75% due 2015	745	—
Mortgage — 5.70% due 2035	473	—
Mortgage — 9.8% due 2009	—	200
Notes payable — 8.62% due 2005	—	65
Notes payable — 7.68% due 2006	60	61
Bank borrowings — International	168	—
Other	10	18
	5,113	4,761
Less current portion	69	70
	$5,044	$4,691

The weighted average interest rates on MMC’s outstanding short-term debt at December 31, 2005 and 2004 are 6% and 3%, respectively.

In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. It replaces MMC’s $1.0 billion and $700 million revolving credit facilities, which were scheduled to expire in 2007 and 2009, respectively. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios tested quarterly. Prior to year-end, certain of MMC’s foreign subsidiaries borrowed approximately $510 million under the facility. Proceeds from the borrowings were used primarily to fund the repatriation of accumulated earnings pursuant to the American Jobs Creation Act of 2004.

In September 2005, MMC entered into a 30-year $475 million fixed rate non-recourse mortgage loan agreement due 2035, bearing an interest rate of 5.70%, in connection with its interest in its worldwide headquarters building in New York City. MMC prepaid its existing $200 million 9.8% mortgage due 2009. The incremental proceeds from the refinancing, net of mortgage prepayment costs, were used to repay outstanding short-term debt. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater. Mortgage prepayment costs of $34 million related to this transaction are included in interest expense in the consolidated statements of income.

In September 2005, MMC issued $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015 (the “2005 Notes”). The net proceeds from the 2005 Notes were used to pay down the $1.3 billion term loan facility, discussed below.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $354 million at December 31, 2005 and $331 million at December 31, 2004. There was $83 million outstanding at December 31, 2005 and there was $61 million outstanding under these facilities at December 31, 2004.

In December 2004, MMC completed financing with respect to a $1.3 billion term loan facility and the amendment of its existing $1 billion revolving credit facility which was scheduled to expire in June 2007 and $700 million revolving credit facility which was scheduled to expire in June 2009. The term loan facility, which was repaid with proceeds from the issuance of the 2005 Notes, was scheduled to mature on December 31, 2006 and replaced revolving credit facilities of $700 million and $355 million, which were scheduled to expire in 2005. The proceeds from the term loan facility were used to pay down outstanding balances on revolving credit facilities. The interest rates on the Term Loan and amended facilities varied based upon the level of usage of each facility and MMC’s credit ratings. Each of these facilities required MMC to maintain certain coverage and leverage ratios and the facility guarantors to meet certain guaranty minimum coverage percentages.

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

Scheduled repayments of long-term debt in 2006 and in the four succeeding years are $69 million, $1.12 billion, $258 million, $408 million and $558 million, respectively.

12.	Financial Instruments

The estimated fair value of MMC’s significant financial instruments is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that MMC would realize upon disposition nor do they indicate MMC’s intent or ability to dispose of the financial instrument.

	2005		2004
December 31, (In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,020	$2,020	$1,370	$1,370
Long-term investments	$277	$277	$558	$558
Short-term debt	$498	$498	$636	$636
Long-term debt	$5,044	$5,062	$4,691	$4,705

Cash and Cash Equivalents:    The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments primarily consist of available for sale securities recorded at quoted market prices. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $54 million and $75 million at December 31, 2005 and 2004, respectively, which are carried on a cost basis. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities and trading investments with an aggregate fair value of $223 million and $483 million at December 31, 2005 and 2004, respectively, which are carried at market value under SFAS 115. Gross unrealized gains amounting to $82 million and $212 million at December 31, 2005 and 2004, respectively have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, which is a component of stockholders equity.

MMC recorded net gains associated with its available for sale securities of $158 million, $102 million and $34 million, in 2005, 2004 and 2003, respectively. Proceeds from the sale of available for sale securities for the years ended December 31, 2005, 2004 and 2003 were $293 million, $170 million and $94 million, respectively. Gross realized gains on available for sale securities sold during 2005, 2004 and 2003 amounted to $158 million, $107 million and $49 million, respectively. In 2005, 2004 and 2003, MMC recorded losses of $0 million, $5 million and $15 million, respectively, related to the decline in value of certain available for sale securities that were other than temporary. The cost of securities sold is determined using the average cost method for equity securities. The gains and losses described above are included in Investment income (loss) in the consolidated statements of income.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method. MMC’s share of gains from such investments, and from trading securities and investments held at cost, of $29 million, $98 million and $66 million in 2005, 2004 and 2003, respectively, is included in Investment income (loss) in the consolidated statements of income.

A portion of insurance fiduciary funds which MMC holds to satisfy fiduciary obligations is invested in high quality debt securities which are generally held to maturity. The difference between cost and fair value of these investments is not material.

Short-term and Long-term Debt: The fair value of MMC’s short-term debt, which consists primarily of commercial paper borrowings and bank loans, approximates its carrying value. The estimated fair value of MMC’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

13.	Integration and Restructuring Costs

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with this plan, MMC incurred restructuring charges of $310 million in the twelve months ended December 31, 2005,of which $255 million was recorded in risk and insurance services and $55 million was recorded in corporate. The amounts incurred and paid in 2005 and the liability as of December 31, 2005 are as follows:

(In millions of dollars)	Accrued in 2005	Utilized in 2005	Remaining Liability at 12/31/05
Severance and benefits	$197	$(128)	$69
Future rent on non-cancelable leases	114	(37)	77
Other exit costs	(1)	12 (a)	11
	$310	$(153)	$157

(a)	Includes approximately $36 million of payments received on the disposals of small commercial accounts and other dispositions.

Additional costs of approximately $50 million related to the 2005 restructuring are expected to be incurred after December 31, 2005. The expenses associated with these initiatives are included in Compensation and Benefits or in Other operating expenses in the consolidated statements of income based on the nature of the item. Liabilities associated with these initiatives are classified in the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

2004 Plan

In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2004 Plan”). In connection with the 2004 Plan, MMC incurred restructuring charges of $337 million in the year ended December 31, 2004 and $3 million in 2005. The breakdown by segment was $234 million, $62 million, and $26 million in risk and insurance services, consulting and investment management, respectively. An additional $18 million of restructuring expense was recorded in corporate. Utilization of the 2004 charges is summarized as follows:

(In millions of dollars)	Accrued in 2004	Utilized in 2004	Utilized in 2005	Additions/ Changes in Estimates 2005	Remaining Liability at 12/31/05
Severance and benefits	$273	$(48)	$(194)	$(1)	$30
Future rent on non-cancelable leases	28	(1)	(17)	(2)	8
Lease termination costs	18	—	(2)	1	17
Other exit costs	18	(10)	(8)	5	5
	$337	$(59)	$(221)	$3	$60

The expenses associated with the 2005 Plan and the 2004 Plan are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

Restructuring costs in 2005 also include a $4 million increase to the estimated liability for future rent under non-cancelable leases related to the Johnson and Higgins and Sedgwick acquisitions.

14.	Common Stock

MMC has not repurchased common stock in 2005.

In 2004, MMC repurchased shares of its common stock for treasury as well as to meet requirements for issuance of shares for its various stock compensation and benefit programs. During 2004, MMC repurchased 11.4 million shares for total consideration of $524 million, compared with 26.1 million shares for total consideration of $1.2 billion in 2003.

15.	Stockholder Rights Plan

On September 18, 1997, MMC’s Board of Directors approved the extension of the benefits afforded by MMC’s previously existing rights plan by adopting a new stockholder rights plan, which was amended and restated as of January 20, 2000 and further amended on June 7, 2002. Under the current plan, Rights to purchase stock, at a rate of one Right for each common share held, were distributed to shareholders of record on September 29, 1997 and automatically attach to shares issued thereafter. Under the plan, the Rights generally become exercisable after a person or group (i) acquires 15% or more of MMC’s outstanding common stock or (ii) commences a tender offer that would result in such a person or group owning 15% or more of MMC’s common stock. When the Rights first become exercisable, a holder will be entitled to buy from MMC a unit consisting of one six-hundredth of a share of Series A Junior Participating Preferred Stock of MMC at a purchase price of $200. If any person acquires 15% or more of MMC’s common stock or if a 15% holder acquires MMC by means of a reverse merger in which MMC and its stock survive, each Right not owned by a 15% or more shareholder would become exercisable for common stock of MMC (or in certain circumstances, other consideration) having a market value equal to twice the exercise price of the Right. The Rights expire on September 29, 2007, except as otherwise provided in the plan.

16.	Claims, Lawsuits and Other Contingencies

New York State Attorney General Investigation and Related Litigation and Regulatory Matters

New York State Attorney General Investigation and Lawsuit

On October 14, 2004, the Office of the New York State Attorney General (“NYAG”) filed a civil complaint in New York State court (the “NYAG Lawsuit”) against MMC and Marsh Inc. (collectively, “Marsh”) asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud. The complaint alleged that market service agreements between Marsh and various insurance companies (the “Agreements”) created an improper incentive for Marsh to steer business to such insurance companies and to shield them from competition. The complaint further alleged that the Agreements were not adequately disclosed to Marsh’s clients or MMC’s investors. In addition, the complaint alleged that Marsh engaged in bid-rigging and solicited fraudulent bids to create the appearance of competitive bidding. The complaint sought relief that included an injunction prohibiting Marsh from engaging in the alleged wrongful conduct, disgorgement of all profits related to such conduct, restitution and unspecified damages, attorneys’ fees, and punitive damages.

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

Pursuant to the Settlement Agreement, Marsh agreed to establish a fund of $850 million (the “Fund”), payable over four years, for Marsh policyholder clients. A copy of the Settlement Agreement was previously disclosed as an exhibit to MMC’s Current Report on Form 8-K dated January 31, 2005. As a general matter, U.S. policyholder clients who retained Marsh to place insurance between 2001 and 2004 that resulted in Marsh receiving market service revenue were eligible to receive a pro rata distribution from the Fund, provided that they notified Marsh of their decision to participate in the Fund by September 20, 2005. Approximately 70,000 eligible policyholders across the United States have elected to receive a distribution, and will receive approximately $750 million of the $850 million made available under the Fund. Clients who have voluntarily elected to participate in the Fund have tendered a release relating to the matters alleged in the NYAG Lawsuit and the Amended Citation, except for claims which are based upon, arise out of or relate to the purchase or sale of MMC securities. No portion of the Fund represents a fine or penalty against Marsh and no portion of the Fund will revert to Marsh.

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

The MMC Board of Directors has established a compliance committee of the Board to monitor compliance with the standards of conduct regarding compensation from insurers. The committee will make quarterly reports to the Board of the results of its monitoring activity for a period of five years.

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

On October 25, 2004, NYAG announced that it would not bring criminal charges against Marsh. The Settlement Agreement does not resolve any investigation, proceeding or action commenced by NYAG or NYSID against any former or current employees of Marsh. As part of the Settlement Agreement, Marsh apologized for the improper conduct of certain employees. Marsh also agreed to continue to cooperate with NYAG and NYSID in connection with their ongoing investigations of the insurance industry, and in any related proceedings or actions. Since the filing of the NYAG lawsuit, ten former Marsh employees have pleaded guilty to criminal charges relating to the matters under investigation. On September 15, 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. NYAG has indicated that its investigation of the insurance industry is continuing. Trial against the remaining 7 defendants is scheduled for January 2007.

Related Litigation

As of February 24, 2006, numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

•	Approximately 21 putative class actions purportedly brought on behalf of policyholders were filed in various federal courts. A number of these federal cases were transferred to the District of New Jersey for coordination or consolidated pretrial proceedings (the “MDL Cases”). On August 1, 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification. On November 29, 2005, MMC and the other defendants moved to dismiss the two consolidated amended complaints.

Six class or representative actions on behalf of policyholders are pending in state courts. There are also 16 actions brought by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit, and additional policyholder suits may be filed. MMC expects that all policyholder actions filed in the U.S. federal courts will be transferred to the District of New Jersey as described above. In addition, two putative class actions are pending in Canada.

•	On January 21, 2005, the State of Connecticut brought an action against Marsh in the Connecticut Superior Court. The State alleged that Marsh violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for Connecticut’s Department of Administrative Services (the “DAS”). On September 21, 2005, the State amended its complaint. In addition to its allegations about the DAS transaction, the amended complaint asserts that Marsh violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums. The State also claims that Marsh improperly accepted contingent commissions and concealed these commissions from its clients. Marsh has moved to stay this action pending the outcome of the MDL Cases.

•	Four purported class actions on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. On January 26, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. On April 19, 2005, the co-lead plaintiffs filed a lengthy consolidated complaint. The consolidated complaint names MMC, Marsh, Inc., MMC’s independent registered public accounting firm and twenty present and former directors and officers of MMC and certain affiliates as defendants. The purported class period in the consolidated complaint extends from October 14, 1999 to October 13, 2004.

The consolidated complaint alleges, among other things, that MMC inflated its earnings during the class period by engaging in unsustainable business practices based on contingent commissions, and caused the plaintiffs and other members of the purported class to purchase MMC’s securities at artificially inflated prices. The consolidated complaint further alleges that MMC failed to disclose that the revenue derived from market service agreements with insurers was part of an unlawful scheme, which could not be sustained and which exposed MMC to significant regulatory sanctions, and that MMC failed to disclose certain alleged anti-competitive and illegal practices, such as “bid rigging” and soliciting fictitious quotes, at MMC’s subsidiaries. The consolidated complaint further alleges that MMC’s revenues and earnings would have been significantly lower had MMC’s subsidiaries not engaged in these allegedly unlawful business practices, and that MMC’s earnings were overstated because MMC failed to establish a reserve for contingent losses associated with its allegedly improper activities.

The consolidated complaint includes factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at Mercer and Putnam and alleged conflicts of interest associated with MMC Capital. The consolidated complaint includes claims for violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. In addition, the consolidated complaint includes claims for common law fraud and deceit, negligent misrepresentation, and violations of state securities laws, which are being asserted on behalf of a subclass of municipal and state pension funds. The consolidated complaint seeks unspecified compensatory damages and attorneys’ fees. All defendants have filed motions to dismiss the consolidated complaint.

•	Four individual shareholder actions have been filed against MMC and others in various state courts around the country. MMC and other defendants removed these four actions to federal court. Two actions have since been remanded to state court. One remains pending in federal court, and one has been transferred for inclusion in the consolidated proceeding described immediately above.

•	A number of shareholder derivative actions are pending against MMC’s current and former directors and officers. Five actions in the Court of Chancery of the State of Delaware have been consolidated as a single action (the “Delaware Derivative Action”). Five actions in the United States District Court for the Southern District of New York have been consolidated as a single action (the “Federal Derivative Action”). One action is pending in the New York Supreme Court for New York County. These shareholder derivative actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their alleged breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. The Delaware Derivative Action is stayed pending a ruling on a motion to dismiss the Southern District of New York securities class action. The derivative action pending in the New York Supreme Court has also been stayed pending resolution of the Federal Derivative Action.

On August 24, 2005, two purported stockholders of MMC filed an action in the Delaware Court of Chancery, allegedly on behalf of MMC and Marsh, Inc., naming MMC’s independent registered public accounting firm as a defendant and alleging claims of breach of professional duty, aiding and abetting and breach of contract against such firm in connection with actions taken by its personnel with respect to MMC and its subsidiaries. The parties to this derivative action have agreed that it will also remain stayed pending resolution of the motions to dismiss the Southern District of New York securities class action.

MMC has also received six demand letters from stockholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands are under consideration by the MMC Board of Directors. M.F. Henry, one of the stockholders who had made such a demand, subsequently filed a shareholder derivative complaint, which has been consolidated in the Federal Derivative Action. Henry has since amended her complaint to assert individual claims against certain current and former directors and officers of MMC, alleging violations of the federal securities laws, including Sections 10(b), 14(a) and 20 of the Securities Exchange Act of 1934. Lead counsel to plaintiffs and counsel to defendants in the Federal Derivative Action have submitted a stipulation seeking to stay the Federal Derivative Action in favor of the Delaware Derivative Action. Henry has objected to the proposed stay; the court is reviewing the matter.

•	Twenty purported class actions alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), have been filed in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of the Marsh & McLennan Companies Stock Investment Plan (the “Plan”). On February 9, 2005, the Court issued an order consolidating these complaints into a single proceeding and appointing co-lead plaintiffs and lead counsel to represent the purported class. Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) on June 15, 2005, naming MMC and various current and former employees, officers and directors as defendants. The Consolidated Complaint alleges, among other things, that in view of the purportedly fraudulent bids and the receipt of contingent commissions pursuant to the market service agreements referred to above, the defendants knew or should have known that the investment of the Plan’s assets in MMC stock was imprudent. The Consolidated Complaint also asserts that certain defendants failed to provide the Plan’s participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The Consolidated Complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The Consolidated Complaint alleges that during the purported class period, which extends from July 1, 2000 until January 31, 2005, MMC stock fell from $52.22 to $32.50. MMC and the other defendants have filed a motion to dismiss the Consolidated Complaint.

•	On February 23, 2005, the plaintiffs in a shareholder derivative suit pending in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. (“AIG”) filed a consolidated complaint which, as subsequently amended, names as additional defendants MMC, Marsh, Inc., Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Corporate Defendants”), MMC’s former CEO, and five former Marsh employees who have pleaded guilty to certain criminal charges (the former CEO and former employees, together with the MMC Corporate Defendants, the “MMC Defendants”). This action alleges, among other things, that the MMC Defendants, certain AIG employees and others engaged in conspiracy and common law fraud with respect to the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid rigging and kickback schemes, and

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

In addition, on May 6, 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint which, as subsequently amended, names MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and MMC’s former CEO as additional defendants and asserts claims against MMC and the former CEO for allegedly aiding and abetting breaches of fiduciary duties by AIG’s directors and officers and for unjust enrichment. The complaint seeks damages and the disgorgement of contingent commissions.

Both the Delaware Chancery Court derivative action and the AIG Federal Suit are stayed by orders of the respective courts. In addition, plaintiffs’ counsel in a federal securities fraud purported class action against AIG and others (to which MMC is not a party) relating to price declines in AIG’s stock has indicated that plaintiffs may assert claims against MMC in that action.

•	On May 13, 2005, the plaintiffs in a purported securities fraud class action suit pending in the United States District Court for the Southern District of New York against Axis Capital Holdings Limited (“Axis”) and certain of its officers filed a consolidated complaint that named MMC, among others, as an additional defendant. This purported class action is on behalf of all persons and entities that purchased or acquired Axis’s publicly traded common stock during a purported class period from August 6, 2003 to October 14, 2004. The complaint alleges violations of federal securities laws in connection with defendants’ purported failure to disclose alleged improper business practices concerning incentive commission payments by Axis to (among others) Marsh Inc. With regard to MMC, the complaint also alleges that various entities and partnerships managed by or associated with MMC Capital Inc. sold Axis common stock to members of the purported class knowing of the alleged inflated valuation of such stock, and seeks damages for alleged violations of federal securities laws. MMC and the other defendants have moved to dismiss this action.

Related Regulatory Matters

•	Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other state and federal governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. As of February 24, 2006, offices of attorneys general in 22 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 38 jurisdictions. MMC and its subsidiaries are cooperating with these requests from regulators. MMC has been contacted by certain of the above state entities indicating that they may file civil actions or otherwise seek additional monetary or other remedies from MMC. In addition, MMC or its subsidiaries may face administrative proceedings or other regulatory actions, fines or penalties, including, without limitation, actions to revoke or suspend their insurance broking licenses.

•	On September 21, 2005, the National Association of Insurance Commissioners (the “NAIC”) issued a press release indicating that over 30 state insurance regulators working collaboratively through the NAIC had reached a multi-state regulatory settlement with MMC and Marsh Inc. The NAIC settlement agreement reaffirms MMC’s commitment, under the Settlement Agreement with NYAG and the NYSID, to establish a no-fault compensation fund for policyholder clients across the United States, and provides for state-by-state enforcement of the business reforms agreed to be implemented pursuant to the Settlement Agreement. The NAIC settlement agreement has been executed by MMC and Marsh Inc. and, as of February 24, 2006, has been adopted by insurance commissioners in thirty-three states, the District of Columbia and Guam.

Putnam-Related Matters

Regulatory Matters

•	In 2003 and 2004, Putnam entered into settlements with the Securities and Exchange Commission (the “SEC”) and the Commonwealth of Massachusetts (the “Massachusetts Securities Division”) with respect to excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”). Under the settlements, Putnam paid in 2004 a total of $110 million ($10 million in restitution and $100 million in civil fines and penalties). Putnam also agreed to undertake a number of remedial compliance actions and to engage an independent assessment consultant (the “IAC”) to determine the amount of restitution that Putnam would be required to pay to make investors in the Putnam Funds whole for losses attributable to the short-term trading.

The settlements permit Putnam to apply up to $25 million of the $110 million settlement payment against any amount the IAC determines to be due as restitution to Putnam Fund shareholders. Therefore, any amount of restitution above $25 million requires a separate additional payment by Putnam. In March 2005, the IAC concluded that $108.5 million was the total amount of restitution payable by Putnam to Putnam Fund shareholders. Accordingly, Putnam recorded a charge for $83.5 million ($108.5 million, less $25 million) in 2004. In addition to the $108.5 million in restitution, Putnam Funds shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC. The IAC is acting as the independent distribution consultant and developing a plan that will provide for the distribution of these restitution amounts to Putnam Funds shareholders. Putnam will incur additional costs in connection with implementing the distribution plan.

In a separate action, the SEC is seeking an injunction against two of the former Putnam employees involved in the short-term trading referenced above.

In late 2003 and continuing through the Spring of 2005, Putnam received document subpoenas and/or requests for information from various other federal and state regulatory and enforcement authorities inquiring into, among other things, the matters that were the subject of the proceedings by the SEC and the Massachusetts Securities Division as described above.

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

•	Commencing in 2004, the Enforcement Staff of the SEC’s Boston Office investigated certain matters that arose in the defined contribution plan administration business formerly conducted by Putnam Fiduciary Trust Company (“PFTC”). One of the matters related to the manner in which certain operational errors were corrected in connection with a January 2001 transfer and investment of assets on behalf of a 401(k) defined contribution plan. The manner in which these errors were corrected affected the plan and five of the Putnam Funds in which certain plan assets were invested. Following the discovery of this matter, Putnam notified the regulatory authorities, made restitution to the plan and the affected Putnam Funds and made a number of changes in its personnel and procedures. A second matter related to the source and use of funds paid to a third-party vendor by PFTC in exchange for information consulting services. Putnam has re-processed the payment of these consulting expenses in accordance with Putnam’s corporate expense payment procedures.

On December 30, 2005, based upon the results of its investigation, the SEC filed an action in the United States District Court for the District of Massachusetts against six former PFTC personnel. In a press release relating to the filing, the SEC said it would not bring any enforcement action against PFTC because of its cooperation with the SEC’s investigation.

During the course of the SEC’s investigation of these matters, issues arose relating to the calculation of certain cost reimbursements paid by the Putnam Funds in previous years to Putnam for transfer agent services relating to defined contribution operations. These issues are being reviewed by Putnam and the Trustees of the Putnam Funds and, pending the completion of this review, Putnam has recorded charges totaling $37 million for the estimated cost (including interest) that it believes will be necessary to address these issues. Putnam also has briefed the SEC, the Federal Deposit Insurance Corporation (the “FDIC”) and other governmental authorities on this matter.

•	In October 2004 the Department of Labor indicated its preliminary belief that Putnam may have violated certain provisions of ERISA related to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam Funds that pay 12b-1 fees. Putnam has made a written submission to the Department of Labor addressing these issues.

•	Since December 2003, Putnam has received various requests for information from the Department of Labor regarding the Putnam Profit Sharing Retirement Plan, including requests for information relating to (i) Plan governance, (ii) Plan investments, including investments in MMC stock, (iii) the purported ERISA class actions relating to MMC’s receipt of contingent commissions and other matters, which are discussed above, (iv) the market timing-related “ERISA Actions,” which are discussed below, and (v) the suspensions of trading in MMC stock imposed by Putnam on its employees in October and November 2004.

•	The Fort Worth office of the SEC has stated that it does not believe that the previous structure of the Putnam Research Fund’s investment management fee, which included a performance component in addition to a base fee, fully complied with SEC regulations concerning performance fees. In order to resolve this matter, Putnam submitted an offer of settlement to the SEC’s Fort Worth office on December 30, 2005. The offer of settlement, pursuant to which Putnam would neither admit nor deny wrongdoing, remains subject to acceptance by the SEC. On November 18, 2005, in connection with the proposed settlement, Putnam reimbursed the Putnam Research Fund in a total amount of $1.65 million. The reimbursement represents a retroactive adjustment to the fee structure from April 1, 1997 (the date when the performance fee was put in effect) through September 27, 2004 (when the performance fee was terminated).

•	Starting in May 2004, Putnam received and responded to requests for information from the Washington staff of the SEC’s Office of Compliance Inspections and Examinations, in the context of an SEC sweep concerning closed-end fund distributions. In April and July 2005, Putnam received and responded to follow-up requests concerning the same subject matter from the SEC’s Division of Enforcement, which has indicated its belief that Putnam’s issuance of notices to shareholders in connection with dividend payments by certain of Putnam’s closed-end funds did not comply with applicable SEC disclosure requirements. Putnam is currently engaged in discussions with the SEC staff regarding a resolution of this matter.

•	Starting in January 2004, the NASD has made several requests for information relating to reimbursement of expenses to participants at certain sales meetings (during the period from 2001 to 2004). Putnam has fully responded to these requests and is cooperating with the NASD’s investigation.

“Market-Timing” Related Litigation

MMC and Putnam have received complaints in over 70 civil actions based on allegations of “market-timing” and, in some cases, “late trading” activities. These actions were filed in courts in various states. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints on September 29, 2004. MMC and Putnam moved to dismiss the various complaints pending in federal court in Maryland, which are described below:

•	MMC and Putnam, along with certain of their former officers and directors, were named in a consolidated amended class action complaint (the “MMC Class Action”) purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the “Class Period”). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam Funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants’ purportedly misleading statements or omissions, MMC’s stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief. In an opinion dated February 27, 2006, the district court granted defendants’ motions to dismiss all claims against them.

•	MMC and Putnam were also named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam Funds, and in another consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam Funds. These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late-trading activity that allegedly occurred in certain Putnam Funds. The derivative suit seeks additional relief, including termination of the investment advisory contracts between Putnam and the funds, cancellation of the funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the funds over a certain period of time. In addition to MMC and

Putnam, the derivative suit names as defendants various Putnam affiliates, certain trustees of Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in Putnam Funds. The complaints allege violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Sections 36(a) and (b), 47 and 48(a) of the Investment Company Act of 1940, and Sections 206 and 215 of the Investment Advisers Act, as well as state law claims for breach of fiduciary duty, breach of contract, unjust enrichment and civil conspiracy. On November 3, 2005, with regard to the class action complaint, the court dismissed all claims against Putnam except for claims alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 36(b) and 48(a) of the Investment Company Act of 1940. The court deferred ruling on MMC’s motion to dismiss claims against MMC. With regard to the derivative complaint, the court further dismissed all claims against Putnam and MMC except for claims alleging violations of Section 36(b) and Section 48(a). Putnam has also been named as a defendant in its capacity as a sub-advisor to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

•	A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant (the “MMC Derivative Action”). The MMC Derivative Action generally alleges that the members of MMC’s Board of Directors violated the fiduciary duties they owed to MMC and its shareholders as a result of a failure of oversight of market-timing in the Putnam Funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants’ fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief. MMC has also received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on allegations of market-timing in the Putnam Funds. The first letter asked to have the Board of Trustees of the Putnam Funds, as well as the MMC Board, take action to remedy those alleged breaches of fiduciary duty. The second letter demanded that MMC commence legal proceedings against the MMC directors, the senior management of Putnam, the Putnam Funds’ Trustees and MMC’s auditor to remedy those alleged breaches of fiduciary duty.

•	MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the “ERISA Actions”). The ERISA Actions, which have been brought by participants in MMC’s Stock Investment Plan and Putnam’s Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans’ funds in MMC stock and Putnam’s mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA Actions seek unspecified damages and equitable relief, including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans.

•	A number of the Putnam Funds have been named as defendants in a purported class action brought on behalf of certain holders of the funds’ Class B shares who either (i) held such shares and were subject to certain contingent deferred sales charges (“CDSCs”) as of October 28, 2003, or (ii) were assessed a CDSC for redeeming such shares on or after October 28, 2003. Plaintiff alleges that Putnam engaged in misconduct constituting a breach of contract and breach of the covenant of good faith and fair dealing with purported class members by allowing market-timing. Plaintiff seeks, among other things, actual damages or statutory damages of $25 for each class member (whichever is greater) and relief from paying a CDSC for redeeming Class B shares. In August 2005, this action was transferred to the consolidated proceedings in the United States District Court for the District of Maryland, described above.

Putnam has agreed to indemnify the Putnam Funds for any liabilities arising from market-timing activities, including those that could arise in the above securities litigations, and MMC has agreed to guarantee Putnam’s obligations in that regard.

Other Putnam Litigation

•	Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the “excessive” advisory and distribution fees paid to defendants by those funds beginning one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. On March 28, 2005, the Court granted in part and denied in part defendants’ motion to dismiss the complaint. Plaintiffs served an amended complaint on April 4, 2005. On January 19, 2006, the Court granted plaintiffs’ motion for leave to file a second amended complaint, and granted defendants’ motion for partial summary judgment, limiting the scope of the suit to the fees paid by the five Putnam Funds.

•	Certain Putnam entities have been named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas (“ERS”). ERS alleges that Putnam breached its investment management agreement and did not make appropriate disclosures to ERS at the time the investment management agreement was executed. Putnam has removed the action to the United States District Court for the Western District of Texas, and ERS has moved to remand the action to state court. Putnam also is awaiting the conclusion of an arbitration process involving similar issues with another former institutional client. Putnam has provided for the estimated liability related to this matter.

•	Putnam may be subject to employment-related claims by former employees who left Putnam in connection with various regulatory inquiries, including claims relating to deferred compensation. A former Putnam senior executive has notified Putnam of his intention to initiate an arbitration proceeding against Putnam arising from the circumstances of his separation from Putnam. To date, no such action has been commenced.

•	Commencing on July 9, 2004, PFTC, as well as Cardinal Health and a number of other Cardinal-related fiduciaries, were named as defendants in a litigation pending in the United States District Court for the Southern District of Ohio relating to the allegedly imprudent investment of retirement plan assets in Cardinal stock in the Cardinal Health Profit Sharing,

Retirement and Savings Plan and its predecessor plans. PFTC was a directed trustee of this plan. At a hearing on February 10, 2006, the judge stated that he expected to dismiss the complaint with respect to PFTC and to issue a written opinion within two to three weeks.

Other Governmental Inquiries Relating to MMC and its Subsidiaries

•	On June 13, 2005, the European Commission announced its intention to commence an investigation (a so-called sector inquiry) into competition in the financial services sector. In announcing the investigation, the Commission stated, among other things: “The Commission is concerned that in some areas of business insurance (the provision of insurance products and services to businesses), competition may not be functioning as well as it could.... Insurance and reinsurance intermediation will also be part of the inquiry.”

•	On May 19, 2005, the SEC issued a subpoena to MMC relating to certain loss mitigation insurance and reinsurance products. The SEC had previously issued a subpoena to MMC in early 2003 relating to loss mitigation products. MMC and its subsidiaries have received similar inquiries from regulators and other authorities in several states. On April 18, 2005, the Office of Insurance Regulation in the State of Florida issued a subpoena to Guy Carpenter & Company, Inc. concerning certain reinsurance products. On May 4, 2005, the Office of Insurance and Fire Safety Commissioner in the State of Georgia issued a subpoena to MMC that requested, among other things, information relating to finite insurance placements. On May 23, 2005, the Office of the Attorney General in the State of Connecticut issued a subpoena to MMC concerning finite insurance. MMC and its subsidiaries are cooperating with these and other informal inquiries.

•	The SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. On March 22, 2005, Mercer Investment Consulting, Inc. (“Mercer IC”) received a letter from the SEC outlining its findings and requesting that Mercer IC improve certain disclosures and procedures. On April 22, 2005, Mercer IC responded to that letter, indicating that it had made or will make the improvements requested by the SEC. Since that time, Mercer IC received separate letters from the Boston office of the Enforcement Division of the SEC requesting additional information. Mercer IC has responded to these requests and continues to cooperate with the SEC.

•	In November 2004, MMC, Putnam and Mercer received requests for information from the Boston office of the Enforcement Division of the SEC in connection with an informal investigation of a former program pursuant to which MMC affiliates referred business to one another and received compensation for such referrals. MMC, Putnam and Mercer responded to these requests and are cooperating with the SEC.

•	On February 8, 2005 the Department of Labor served a subpoena on MMC seeking documents pertaining to services provided by MMC subsidiaries to employee benefit plans, including but not limited to documents relating to how such subsidiaries have been compensated for such services. The request also sought information concerning market service agreements and the solicitation of bids from insurance companies in connection with such services. MMC is cooperating with the Department of Labor.

•	On December 21, 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. On April 29, 2005, MMC received a subpoena from the SEC broadening the scope of the original request. MMC is cooperating in the investigation. Certain current and former employees of MMC have been noticed to testify in connection with this matter.

Other Matters Relating to MMC and its Subsidiaries

•	MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions (known as E&O’s) in connection with the performance of professional services. Some of these claims seek damages, including punitive damages, in amounts that could, if awarded, be significant. MMC provides for these exposures by a combination of third-party insurance and self-insurance. For policy years 2000–2001 and prior, substantial third-party insurance is in place above the annual aggregate limits of MMC’s self-insured retention, which was $50 million annually for policy years 1998–1999, 1999–2000 and 2000–2001. To the extent that expected losses exceed MMC’s self-insured retention in any policy year, MMC records an asset for the amount that MMC expects to recover under its third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in those years in a material amount. In policy years subsequent to 2000–2001, the availability of third-party insurance has declined substantially which has caused MMC to assume increasing levels of self-insurance. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves which it believes are adequate to provide for this self-insured retention. These reserves are reviewed quarterly and adjusted as developments warrant.

•	On February 7, 2005, Olwyco LLC (“Olwyco”) commenced a lawsuit in the United States District Court for the Southern District of New York, and, after voluntarily dismissing that action, subsequently filed a new complaint in New York State Supreme Court, County of New York (the “State Lawsuit”). The claims in the State Lawsuit, which named MMC, Mercer Management Consulting, Inc. (“Mercer Management”) and Mercer Inc. as defendants, arose from a February 21, 2003 agreement in which Mercer Management agreed to purchase substantially all of Olwyco’s assets and, as part of the consideration, to transfer shares of MMC stock to Olwyco in April 2005, 2006 and 2007. Olwyco alleged that the price of MMC stock at the time of the agreement was inflated artificially as a result of a failure to disclose alleged violations of law that later became the subject of the NYAG Lawsuit and the Putnam “market timing” litigation. In December 2005, the parties agreed to settle this matter, and the State Lawsuit has been dismissed with prejudice.

•	In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2005, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

From 1980 to 1983, MMC owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A’s obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for MMC’s agreement to post an evergreen letter of credit that is available to pay claims on E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. Representatives of the ILU and of E&A have indicated that potentially significant claims could be made in the near future against the letter of credit. MMC has recorded a liability to provide for this potential exposure.

The proceedings described in this Note 16 on Claims, Lawsuits and Other Contingencies seek significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC’s management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing proceedings or the impact they may have on MMC’s consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service agreements” and “market-timing”, are in their early stages. For example, the sufficiency of the complaints has not yet been tested in most of the cases, and, in many of the cases, only limited discovery, if any, has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC’s financial condition or the results of MMC’s operations in a future period.

17.	Segment Information

MMC’s organization structure and segment reporting is based on the types of services provided.

During 2005, the management of certain businesses was transferred between operating segments, which included the transfer of the U.S. and U.K. employee benefits businesses from Marsh to Mercer HR and the transfer of certain risk consulting practices from Kroll to Marsh.

Results are reported in four segments:

•	Risk and Insurance Services, comprising insurance services (Marsh), reinsurance services (Guy Carpenter), and Risk Capital Holdings;

•	Risk Consulting and Technology (Kroll);

•	Consulting, including Mercer Human Resource Consulting and Mercer’s Specialty Consulting businesses; and

•	Investment Management (Putnam).

MMC has reclassified prior year amounts to reflect organizational changes that affected MMC’s reportable segments.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following tables has been amended to reflect MMC’s revised segment reporting structure and also reflects the classification of Crump and SCMS as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments and geographic areas of operation follow:

For the Years Ended December 31, (In millions of dollars)	Revenue		Operating Income		Total Assets		Depreciation and Amortization	Capital Expenditures
2005—
Risk and Insurance Services	$5,592	(a)	$305		$11,465		$221	$153
Risk Consulting & Technology	946	(b)	124		2,524		84	54
Consulting	3,802	(c)	451		3,595		96	83
Investment Management	1,506	(d)	263		1,882		69	36
Total Operating Segments	$11,846		$1,143		$19,466		$470	$326
Corporate/Eliminations	(194)		(287	) (e)	(1,727	) (f)	11	2
Assets of Discontinued Operations	—		—		153		—	17
Total Consolidated	$11,652		$856		$17,892		$481	$345

2004—
Risk and Insurance Services	$6,205	(a)	$84		$9,428		$225	$223
Risk Consulting & Technology	405	(b)	48		2,284		33	21
Consulting	3,637	(c)	409		3,858	(g)	99	55
Investment Management	1,710	(d)	98		2,038		79	49
Total Operating Segments	$11,957		$639		$17,608		$436	$348
Corporate/Eliminations	(196)		(39)		(717	)(f)	14	14
Assets of Discontinued Operations	—		—		173		—	14
Total Consolidated	$11,761		$600		$18,498		$450	$376

2003—
Risk and Insurance Services	$6,133	(a)	$1,607		$8,876		$199	$275
Risk Consulting & Technology	19	(b)	(8)		—		—	—
Consulting	3,290	(c)	461		3,552	(g)	89	70
Investment Management	1,955	(d)	503		2,303		87	45
Total Operating Segments	$11,397		$2,563		$14,731		$375	$390
Corporate/Eliminations	(197)		(115)		185	(f)	12	40
Assets of Discontinued Operations	—		—		137		—	6
Total Consolidated	$11,200		$2,448		$15,053		$387	$436

(a)	Includes interest income on fiduciary funds ($151 million in 2005, $130 million in 2004 and $114 million in 2003).

(b)	Includes inter-segment revenue ($27 million in 2005 and $2 million in 2004).

(c)	Includes inter-segment revenue ($154 million in 2005, $173 million in 2004, and $184 million in 2003).

(d)	Includes inter-segment revenue ($10 million in 2005 and 2004, and $8 million in 2003).

(e)	Corporate expenses in 2005 include $64 million of incremental expense, primarily related to stock options, resulting from the implementation of SFAS 123(R) effective July 1, 2005.

(f)	Corporate assets primarily include unallocated goodwill, insurance recoverables, prepaid pension and a portion of MMC’s headquarters building.

(g)	Total consulting assets are higher than previously reported in 2004 due to the Investment in Delta held by Human Resource Consulting not eliminated after the split of the two consulting product lines. Offset included in Corporate/Eliminations.

Operating Segment Revenue by Product is as follows:

(In millions of dollars)	2005	2004	2003
Risk & Insurance Services
Insurance Services	$4,567	$5,166	$5,167
Reinsurance Services	836	859	836
Risk Capital Holdings	189	180	130
Total Risk & Insurance Services	5,592	6,205	6,133
Risk Consulting & Technology	946	405	19
Consulting
Human Resource Consulting	2,708	2,704	2,533
Specialty Consulting	909	774	612
	3,617	3,478	3,145
Reimbursed Expenses	185	159	145
Total Consulting	3,802	3,637	3,290
Investment Management	1,506	1,710	1,955
Total Operating Segments	$11,846	$11,957	$11,397
Corporate/Eliminations	(194)	(196)	(197)
Total	$11,652	$11,761	$11,200

Information by geographic area is as follows:

(In millions of dollars)	2005	2004	2003
Geographic Area:
External Revenue —
United States	$6,818	$7,033	$7,180
United Kingdom	2,043	2,083	1,760
Continental Europe	1,461	1,456	1,241
Other	1,524	1,385	1,216
	$11,846	$11,957	$11,397
Corporate/Eliminations	(194)	(196)	(197)
	$11,652	$11,761	$11,200

Fixed Assets —
United States	$782	$882	$907
United Kingdom	232	308	308
Continental Europe	74	85	78
Other	90	88	82
	$1,178	$1,363	$1,375

Segment Reclassifications and Discontinued Operations

MMC has reclassified prior period reported amounts to reflect organizational changes that affected MMC’s reportable segments. The following changes are reflected in the segment data presented below:

•	The transfer of Marsh’s U.K. employee benefits business from Insurance Services to Human Resource Consulting.

•	The transfer of several consulting businesses, which included business continuity management, mass tort and complex liability mitigation, and data services for the management of insurance, claims and legal data, from Risk Consulting & Technology to Insurance Services.

•	The discontinued operations classifications for the U.S. wholesale broking and claims management businesses, which were previously part of Related Insurance Services.

Revenue:	Three Months Ended (Unaudited)				Twelve Months Ended
2005	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
Risk and Insurance Services
Insurance Services	$1,232	$1,172	$1,028	$1,135	$4,567
Reinsurance Services	282	192	207	155	836
Risk Capital Holdings	63	54	45	27	189
Total Risk and Insurance Services	1,577	1,418	1,280	1,317	5,592

Risk Consulting & Technology	233	241	242	230	946

Consulting
Human Resource Consulting	676	696	672	664	2,708
Specialty Consulting	210	229	222	248	909
	886	925	894	912	3,617
Reimbursed Expenses	38	47	46	54	185
Total Consulting	924	972	940	966	3,802
Investment Management	398	377	371	360	1,506
Total Operating Segments	3,132	3,008	2,833	2,873	11,846
Corporate Eliminations	(62)	(31)	(54)	(47)	(194)
Total Revenue	$3,070	$2,977	$2,779	$2,826	$11,652

	Three Months Ended (Unaudited)				Twelve Months Ended
2004	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
Risk and Insurance Services
Insurance Services	$1,478	$1,365	$1,127	$1,196	$5,166
Reinsurance Services	283	211	209	156	859
Risk Capital Holdings	37	40	45	58	180
Total Risk and Insurance Services	1,798	1,616	1,381	1,410	6,205

Risk Consulting & Technology	4	4	196	201	405

Consulting
Human Resource Consulting	688	694	674	648	2,704
Specialty Consulting	180	187	192	215	774
	868	881	866	863	3,478
Reimbursed Expenses	35	40	39	45	159
Total Consulting	903	921	905	908	3,637
Investment Management	450	434	415	411	1,710
Total Operating Segments	3,155	2,975	2,897	2,930	11,957
Corporate Eliminations	(51)	(43)	(52)	(50)	(196)
Total Revenue	$3,104	$2,932	$2,845	$2,880	$11,761

Consolidated Statements of Income:	Three Months Ended (Unaudited)				Twelve Months Ended
2005	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
Operating Income (Loss):
Risk and Insurance Services	$137	$86	$20	$62	$305
Risk Consulting & Technology	37	36	36	15	124
Consulting	110	130	117	94	451
Investment Management	50	71	83	59	263
Corporate	(73)	(30)	(69)	(115)	(287)
	261	293	187	115	856

Interest Income	9	11	13	14	47
Interest Expense	(69)	(73)	(111)	(79)	(332)

Income Before Income Taxes and Minority Interest, Net of Tax	201	231	89	50	571

Income Taxes	70	69	24	29	192
Minority Interest Expense, Net of Tax	2	2	2	4	10
Income From Continuing Operations	129	160	63	17	369
Discontinued Operations, Net of Tax	5	7	5	18	35
Net Income	$134	$167	$68	$35	$404
Basic Income Per Share — Continuing Operations	$0.24	$0.30	$0.12	$0.03	$0.69
Diluted Income Per Share — Continuing Operations	$0.24	$0.30	$0.11	$0.03	$0.67

	Three Months Ended (Unaudited)				Twelve Months Ended
2004	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
Operating Income (Loss):
Risk and Insurance Services	$600	$418	$(63)	$(871)	$84
Risk Consulting & Technology	—	—	26	22	48
Consulting	116	138	125	30	409
Investment Management	(26)	99	56	(31)	98
Corporate	72	(36)	(33)	(42)	(39)
	762	619	111	(892)	600

Interest Income	5	4	6	6	21
Interest Expense	(50)	(48)	(55)	(66)	(219)

Income (Loss) Before Income Taxes and Minority Interest, Net of Tax	717	575	62	(952)	402
Income Taxes	278	188	45	(271)	240
Minority Interest Expense, Net of Tax	—	3	3	2	8

Income (Loss) From Continuing Operations	439	384	14	(683)	154

Discontinued Operations, Net of Tax	7	5	7	3	22

Net Income (Loss)	$446	$389	$21	$(680)	$176

Basic Income (Loss) Per Share — Continuing Operations	$0.84	$0.74	$0.03	$(1.29)	$0.29
Diluted Income (Loss) Per Share — Continuing Operations	$0.82	$0.72	$0.03	$(1.29)	$0.29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” effective July 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
New York, New York
February 27, 2006

Marsh & McLennan Companies, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions of dollars, except per share figures)
2005:
Revenue	$3,070	$2,977	$2,779	$2,826
Operating income(a)	$261	$293	$187	$115
Income from continuing operations	$129	$160	$63	$17
Income from discontinued operations	$5	$7	$5	$18
Net income	$134	$167	$68	$35

Basic Per Share Data:
Income from continuing operations	$0.24	$0.30	$0.12	$0.03
Income from discontinued operations	$0.01	$0.01	$0.01	$0.03
Net income	$0.25	$0.31	$0.13	$0.06

Diluted Per Share Data:(a)
Income from continuing operations	$0.24	$0.30	$0.11	$0.03
Income from discontinued operations	$0.01	$0.01	$0.01	$0.03
Net income	$0.25	$0.31	$0.12	$0.06
Dividends Paid Per Share	$0.17	$0.17	$0.17	$0.17

2004:
Revenue	$3,104	$2,932	$2,845	$2,880
Operating income (loss)	$762	$619	$111	$(892)
Income (loss) from continuing operations	$439	$384	$14	$(683)
Income from discontinued operations	$7	$5	$7	$3
Net income (loss)	$446	$389	$21	$(680)
Basic Per Share Data:
Income (loss) from continuing operations	$0.84	$0.74	$0.03	$(1.29)
Income from discontinued operations	$0.01	$0.01	$0.01	$—
Net income (loss)	$0.85	$0.75	$0.04	$(1.29)
Diluted Per Share Data:
Income (loss) from continuing operations	$0.82	$0.72	$0.03	$(1.29)
Income from discontinued operations	$0.01	$0.01	$0.01	$—
Net income (loss)	$0.83	$0.73	$0.04	$(1.29)
Dividends Paid Per Share	$0.31	$0.31	$0.34	$0.34

(a)    Results in the third quarter of 2005 include a $6 million pre-tax adjustment to reflect the reclassification of certain Putnam option awards from liability awards to equity awards upon implementation of FSP 123(R)-4.

As of February 20, 2006, there were 10,787 stockholders of record.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures.  Based on their evaluation, as of the end of the period of this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company required to be included in our reports filed under the Securities Exchange Act of 1934.

Internal Control over Financial Reporting.

(a)  Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Marsh & McLennan Companies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. MMC’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

MMC’s internal control over financial reporting included those policies and procedures relating to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of MMC; the recording of all necessary transactions to permit the preparation of MMC’s consolidated financial statements in accordance with generally accepted accounting principles; the proper authorization of receipts and expenditures in accordance with authorizations of MMC’s management and directors; and the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on MMC’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of MMC’s internal control over financial reporting as of December 31, 2005. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management determined that MMC maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on MMC’s consolidated financial statements included in this annual report, also issued an attestation report on management’s evaluation of the effectiveness of MMC’s internal control over financial reporting as of December 31, 2005.

Michael G. Cherkasky	Sandra S. Wijnberg
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
February 27, 2006	February 27, 2006

(b)  Attestation of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

DELOITTE & TOUCHE LLP

New York, New York
February 27, 2006

(c)  Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of MMC.

Information as to the directors and nominees for the board of directors of MMC is incorporated herein by reference to the material set forth under the heading “Item 1: Election of Directors” in the 2006 Proxy Statement.

The executive officers of MMC are Michael A. Beber, Peter J. Beshar, Mathis Cabiallavetta, E. Michael Caulfield, Michael G. Cherkasky, Simon Freakley, E. Scott Gilbert, Charles E. Haldeman Jr., David J. Morrison, Michael A. Petrullo, John T. Sinnott, Brian M. Storms, Sandra S. Wijnberg and Salvatore D. Zaffino. M. Michele Burns has been chosen to become an executive officer of MMC. Information with respect to these individuals is provided in Part I above under the heading “Executive Officers of MMC”.

The information set forth in the 2006 Proxy Statement in the section “Board Matters and Corporate Governance” under “— Committees — The Audit Committee” and “— Codes of Business Conduct and Ethics” is incorporated herein by reference.

The information set forth in the 2006 Proxy Statement in the section “Transactions with Management and Others; Other Information” under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the headings “Board Matters and Corporate Governance — Director Compensation” and “Compensation of Executive Officers” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Stock Ownership of Management and Certain Beneficial Owners” in the 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information Table

The following table sets forth information as of December 31, 2005, with respect to compensation plans under which equity securities of MMC are authorized for issuance:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)		(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by stockholders	17,945,747		$35.8552	39,694,843	(3)
Equity compensation plans not approved by stockholders	48,329,828		$33.7637	44,008,145	(4)
Total	66,275,575	(5)	$34.3300	83,702,988	(5)

(1)	This column reflects shares subject to unexercised options granted over the last ten years under MMC’s 2000 Senior Executive Incentive and Stock Award Plan, 1997 Senior Executive Incentive and Stock Award Plan, 1992 Incentive and Stock Award Plan, 2000 Employee Incentive and Stock Award Plan and 1997 Employee Incentive and Stock Award Plan. This column contains information regarding stock options only; there are no warrants or stock appreciation rights outstanding.

(2)	The number of shares that may be issued at the close of current offering periods under stock purchase plans, and the weighted-average exercise price of such shares, is uncertain and is consequently not reflected in columns (a) and (b). The number of shares to be purchased will depend on the amount of contributions with interest accumulated under these plans as of the close of the offering periods. The shares remaining available for future issuance in column (c) includes any shares that may be acquired under all current offering periods for these plans. See notes (3) and (4) below.

(3)	Includes the following:

•	24,180,209 shares available for future awards under the 1999 Employee Stock Purchase Plan, a stock purchase plan qualified under Section 423 of the Internal Revenue Code. Employees may acquire shares at a discounted purchase price on four quarterly purchase dates within the one-year offering period with the proceeds of their contributions plus interest accumulated during the respective quarter. Prior to October 3, 2005, the shares could be purchased at a 15% discount. Effective October 3, 2005, the discount was reduced to 5%; therefore, the purchase price may be no less than 95% of the market price of the stock on the purchase date.

•	2,925,530 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards and other deferred compensation obligations.

•	8,536,883 shares available for future awards under the 2000 Senior Executive Incentive and Stock Award Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

•	3,106,310 shares available for future deferrals directed into share units under the Stock Investment Supplemental Plan, a nonqualified deferred compensation plan providing benefits to employees whose benefits are limited under the tax-qualified Stock Investment Plan, an employee stock ownership plan with a 401(k) feature.

•	945,911 shares available for future awards under the Directors Stock Compensation Plan. Awards may consist of shares, deferred stock units and dividend equivalents.

(4)	Includes the following:

•	10,016,065 shares available for future awards under the Stock Purchase Plan for International Employees, Stock Purchase Plan for French Employees, Save as You Earn Plan (U.K.), and Irish Savings Related Share Option Scheme.

•	11,933,931 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards under the 2000 Employee Incentive and Stock Award Plan and predecessor plans and programs.

•	19,920,081 shares available for future awards under the 2000 Employee Incentive and Stock Award Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

•	128,176 shares available for future awards under the Approved Share Participation Schemes for employees in Ireland. Awards are made in shares of stock.

•	1,508,762 shares available for future awards, and 501,130 shares that may be issued to settle outstanding awards, under the Special Severance Pay Plan. Awards consist of stock units and dividend equivalents.

(5)	MMC’s Board of Directors has authorized the repurchase of common stock, including an ongoing authorization to repurchase shares in connection with awards granted under equity-based compensation plans, subject to market conditions and other factors. MMC did not repurchase any stock in 2005. See the “Liquidity and Capital Resources” section of Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report, and the “Issuer Repurchases of Equity Securities” table under Item 5 (“Market for MMC’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this report.

In 2005, shareholders approved an option exchange program for certain options granted under the 2000 Employee Incentive and Stock Award Plan, the 2000 Senior Executive Incentive and Stock Award Plan, and predecessor plans. Pursuant to that program, an exchange was effected on July 1, 2005, resulting in employees tendering, and MMC canceling, options to acquire 41,762,766 shares with an average exercise price of approximately $47.75 per share, and MMC granting options to acquire 16,300,436 shares with an exercise price of $27.86 per share. As a result of the exchange program, 25,462,330 shares are no longer available for future awards under the plans. This amount represents the difference between the total number of shares underlying the options tendered and the new options granted by MMC in the exchange.

The material features of MMC’s compensation plans that have not been approved by stockholders and under which MMC shares are authorized for issuance are described below. Any such material plans under which awards in MMC shares may currently be granted are included as exhibits to this report.

•	Stock Purchase Plan for International Employees, Stock Purchase Plan for French Employees, Save As You Earn Plan (U.K.) and Irish Savings Related Share Option Scheme. Eligible employees may elect to contribute to these plans through regular payroll deductions over an offering period which varies by plan from 1 to 5 years. On each purchase date, generally the end of the offering period, participants may receive their contributions plus interest in cash or use that amount to acquire shares of stock at a discounted purchase price. Prior to the changes detailed below, under the International Plan, the purchase price may be no less than 85% of the market price of the stock on each of four quarterly purchase dates within the one-year offering period. Under the French Plan, the purchase price may be no less than 85% of the market price of the stock at the end of the offering period. Under the U.K. and Irish Plans, the purchase price may be no less than 80% of the market price of the stock at the beginning of the offering period. The discount for each of these plans was reduced to 5%, with effective dates as follows; Save as You Earn Plan (U.K.), October 1, 2005; Stock Purchase Plan for International Employees, October 3, 2005; Irish Savings Related Share Option Scheme, November 1, 2005; and Stock Purchase Plan for French Employees, January 1, 2006.

•	2000 Employee Incentive and Stock Award Plan and predecessor plans and programs. The terms of this plan and the 1997 Employee Incentive and Stock Award Plan are described in Note 8 to the Consolidated Financial Statements included below under Item 8 of this report. In addition, the Stock Bonus Award Program provided for the payment of up to 50% of annual bonuses otherwise payable in cash, in the form of deferred stock units or deferred bonus units which are settled in shares. No future awards may be granted under any predecessor plan or program.

•	Approved Share Participation Schemes for Employees in Ireland. Eligible participants may elect to acquire shares of stock at market price by allocating their bonus and up to an equivalent amount of their basic salary. The acquired shares are held in trust and generally may not be transferred for two years following their acquisition. The initial value of any shares held in trust for more than three years is not subject to income tax.

•	Special Severance Pay Plan. Under this plan, certain holders of restricted stock or awards in lieu of restricted stock with at least 10 years of service will receive payment in shares upon forfeiture of their award if their employment with MMC or one of its subsidiaries terminates. The amount of such payment is based on years of service, with the individual receiving up to a maximum of 90% of the value of the restricted shares after 25 years of service and is subject to execution of a non-solicitation agreement.

Item 13.    Certain Relationships and Related Transactions.

Information under the heading “Transactions with Management and Others; Other Information” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm — Fees of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Other:

Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the three years ended December 31, 2005

Five-Year Statistical Summary of Operations

2.	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	The following exhibits are filed as a part of this report:

(3.1)	MMC’s restated certificate of incorporation (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2003)

(3.2)	MMC’s By-Laws (incorporated by reference to MMC’s Current Report on Form 8-K dated March 16, 2005)

(4.1)	Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)
First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(4.3)
Second Supplemental Indenture dated as of February 19, 2003 between MMC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(4.4)
Third Supplemental Indenture dated as of July 30, 2003 between MMC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)	Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)	Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)
First Supplemental Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)	Second Supplemental Indenture, dated as of September 16, 2005, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Current Report on Form 8-K dated September 13, 2005)

(4.9)
Amended and Restated Rights Agreement dated as of January 20, 2000 between MMC and Harris Trust Company of New York (incorporated by reference to MMC’s Registration Statement on Form 8-A/A filed on January 27, 2000)

(4.10)
Amendment No. 1 to Amended and Restated Rights Agreement dated as of June 7, 2002, by and between MMC and Harris Trust Company of New York (incorporated by reference to MMC’s Registration Statement on Form 8-A12B/A filed on June 20, 2002)

(10.1)
Agreement dated January 30, 2005 between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates (“the Settlement Agreement”) (incorporated by reference to MMC’s Current Report on Form 8-K dated January 31, 2005)

(10.2)	Amendment No. 1, effective as of January 30, 2005, to the Settlement Agreement (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)	Amendment No. 2, dated September 27, 2005, to the Settlement Agreement (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.4)	*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1999)

(10.5)
*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.6)	*Form of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.7)	*Additional Forms of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.8)	*Form of Restricted Stock Award under the MMC 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Current Report on Form 8-K dated May 18, 2005)

(10.9)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.10)	*Form of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.11)	*Additional Forms of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.12)	*Marsh & McLennan Companies Stock Investment Supplemental Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.13)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated June 16, 1997 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1997)

(10.14)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated November 20, 1997 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.15)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated January 1, 2000 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.16)	*Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.17)	*Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1992)

(10.18)	*Amendment to Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(10.19)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.20)	*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1997)

(10.21)	*Putnam Investments, Inc. Executive Deferred Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.22)	*Putnam Investments, LLC Executive Deferred Bonus Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.23)	*Putnam Investments Trust Equity Partnership Plan

(10.24)
*Employment Agreement, dated as of July 20, 2005, by and between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC’s Current Report on Form 8-K dated July 25, 2005)

(10.25)
*Employment Agreement, dated as of August 22, 2005, by and between Marsh & McLennan Companies, Inc. and Sandra S. Wijnberg (incorporated by reference to MMC’s Current Report on Form 8-K dated August 22, 2005)

(10.26)
*Employment Agreement, amended and restated November 7, 2005, effective as of September 9, 2005, by and between Marsh & McLennan Companies, Inc. and Brian M. Storms (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.27)
*Employment Agreement, dated November 17, 2005 and effective as of November 1, 2005, between Marsh & McLennan Companies, Inc. and Mathis Cabiallavetta (incorporated by reference to MMC’s Current Report on Form 8-K dated November 17, 2005)

(10.28)
*Employment Agreement, dated as of December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Current Report on Form 8-K dated December 16, 2005)

(10.29)	*Employment Agreement, dated as of February 27, 2006, between Marsh & McLennan Companies, Inc. and Charles E. Haldeman Jr.

(10.30)
*Description of Compensation Arrangement with Robert F. Erburu, Chairman of the Board of Directors of MMC (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.31)
*Amended and Restated Limited Partnership Agreement of Marsh & McLennan Affiliated Fund, L.P. dated October 12, 1999 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.32)
*Limited Liability Company Agreement of Putnam Investments Employees’ Securities Company I LLC dated as of October 3, 2000 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.33)
*Limited Liability Company Agreement of Putnam Investments Employees’ Securities Company II LLC dated as of June 15, 2002 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.34)	Representative Fund Advisory Contract with each of the Putnam Funds (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2002)

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of MMC (as of 2/17/2006)

(23)	Consent of Independent Registered Public Accounting Firm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated: March 1, 2006

By	/s/Michael G. Cherkasky Michael G. Cherkasky Chief Executive Officer and President

Each person whose signature appears below hereby constitutes and appoints Luciana Fato, Scott Budlong and Jean McConney, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Michael G. Cherkasky Michael G. Cherkasky	Director, Chief Executive Officer & President	March 1, 2006

/s/Sandra S. Wijnberg Sandra S. Wijnberg	Senior Vice President & Chief Financial Officer	March 1, 2006

/s/Robert J. Rapport Robert J. Rapport	Vice President & Controller (Chief Accounting Officer)	March 1, 2006

/s/Leslie M. Baker, Jr. Leslie M. Baker, Jr.	Director	March 1, 2006

/s/Lewis W. Bernard Lewis W. Bernard	Director	March 1, 2006

/s/Zachary W. Carter Zachary W. Carter	Director	March 1, 2006

/s/Robert F. Erburu Robert F. Erburu	Director	March 1, 2006

/s/Oscar Fanjul Oscar Fanjul	Director	March 1, 2006

/s/Stephen R. Hardis Stephen R. Hardis	Director	March 1, 2006

Name	Title	Date

/s/Gwendolyn S. King Gwendolyn S. King	Director	March 1, 2006

/s/The Rt. Hon. Lord Lang of Monkton, DL The Rt. Hon. Lord Lang of Monkton, DL	Director	March 1, 2006

/s/Marc D. Oken Marc D. Oken	Director	March 1, 2006

/s/David A. Olsen David A. Olsen	Director	March 1, 2006

/s/Morton O. Schapiro Morton O. Schapiro	Director	March 1, 2006

/s/Adele Simmons Adele Simmons	Director	March 1, 2006