Form 10-Q
period 2006-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2006-05-10
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended March 31, 2006
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.       (Check one):
Large Accelerated Filer __X__      Accelerated Filer _____      Non-Accelerated Filer _____
     Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     As of April 30, 2006, there were outstanding 549,423,349 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These statements, which use words like "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "should" and similar terms, express management's current views concerning future events or results. For example, we may use forward-looking statements when addressing topics such as: future actions by our management or regulators; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC's revenues; our cost structure; the impact of acquisitions and dispositions; and MMC's cash flow and liquidity.
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:
•	the economic and reputational impact of: litigation and regulatory proceedings brought by federal and state regulators and law enforcement authorities concerning our insurance and reinsurance brokerage and investment management operations (including the complaints relating to market service agreements and other matters filed by, respectively, the New York Attorney General's office in October 2004, the Connecticut Attorney General's office in January 2005 and the Florida Attorney General's office and Department of Financial Services in March 2006, and proceedings relating to market-timing matters at Putnam); and class actions, derivative actions and individual suits filed by policyholders and shareholders in connection with the foregoing;

•	the extent to which we are able to replace the revenues we previously derived from contingent commissions, which we eliminated in late 2004;

•	our ability to retain existing clients and attract new business, particularly in our risk and insurance services segment, and our ability to continue employment of key revenue producers and managers;

•	period-to-period revenue fluctuations relating to the net effect of new and lost business production and the timing of policy inception dates;

•	the impact on our commission revenues of changes in the availability of, and the premiums insurance carriers charge for, insurance products, including the degree and timing of the impact of 2005 hurricanes on reinsurance premium rates;

•	the actual and relative investment performance of Putnam's mutual funds and institutional and other advisory accounts, and the extent to which Putnam reverses its recent net redemption experience, increases assets under management and maintains management and administrative fees at historical levels;

•	our ability to implement our restructuring initiatives and otherwise reduce expenses;

•	the impact of competition, including with respect to pricing and the emergence of new competitors;

•	the impact of increasing focus by regulators, clients and others on potential conflicts of interest, particularly in connection with the provision of consulting and investment advisory services;

•	changes in the value of MMC's investments in individual companies and investment funds;

•	our ability to make strategic acquisitions and to integrate, and realize expected synergies, savings or strategic benefits from, acquired businesses;

•	our exposure to potential liabilities arising from errors and omissions claims against us;

•	our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the potential impact of rating agency actions on our cost of financing or ability to borrow;

•	the impact on our operating results of foreign exchange fluctuations; and

•	changes in the tax or accounting treatment of our operations, and the impact of other legislation and regulation in the jurisdictions in which we operate.

MMC cautions readers not to place undue reliance on its forward-looking statements, which speak only as of the dates on which they are made. MMC undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning MMC and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in MMC's filings with the Securities and Exchange Commission.
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

PART 1, ITEM 1, FINANCIAL INFORMATION
MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the Three Months Ended March 31,
(In millions, except per share figures)	2006	2005

Revenue:
Service revenue	$2,969	$3,013
Investment income (loss)	56	57

Operating revenue	3,025	3,070

Expense:
Compensation and benefits	1,749	1,857
Other operating expenses	878	952

Operating expenses	2,627	2,809

Operating income	398	261

Interest income	16	9

Interest expense	(78)	(69)

Income before income taxes and minority interest	336	201

Income taxes	96	70

Minority interest, net of tax	2	2

Income from continuing operations	238	129

Discontinued operations, net of tax	178	5

Net income	$416	$134

Basic net income per share - Continuing operations	$0.44	$0.24
- Net income	$0.76	$0.25

Diluted net income per share - Continuing operations	$0.43	$0.24
- Net income	$0.75	$0.25

Average number of shares outstanding - Basic	547	531
- Diluted	555	536

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(In millions of dollars)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,575	$2,020

Receivables
Commissions and fees	2,567	2,407
Advanced premiums and claims	108	117
Other	334	363

	3,009	2,887
Less-allowance for doubtful accounts and cancellations	(168)	(157)

Net receivables	2,841	2,730

Assets of discontinued operations	58	153

Other current assets	349	359

Total current assets	4,823	5,262

Goodwill and intangible assets	7,790	7,773

Fixed assets, net (net of accumulated depreciation and amortization of $1,552 at March 31, 2006 and $1,724 at December 31, 2005)	1,151	1,178

Long-term investments	290	277
Prepaid pension	1,597	1,596
Other assets	1,871	1,806

	$17,522	$17,892

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(In millions of dollars)	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$879	$498
Accounts payable and accrued liabilities	1,618	1,733
Regulatory settlements — current portion	323	333
Accrued compensation and employee benefits	766	1,413
Accrued income taxes	177	192
Dividends payable	94	93
Liabilities of discontinued operations	171	89

Total current liabilities	4,028	4,351

Fiduciary liabilities	4,070	3,795
Less — cash and investments held in a fiduciary capacity	(4,070)	(3,795)

	—	—
Long-term debt	4,534	5,044
Regulatory settlements	348	348
Pension, postretirement and postemployment benefits	1,208	1,180
Other liabilities	1,665	1,609

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2006 and December 31, 2005	561	561
Additional paid-in capital	1,046	1,143
Retained earnings	5,310	4,989
Accumulated other comprehensive loss	(744)	(756)

	6,173	5,937

Less — treasury shares, at cost, 11,873,983 shares at March 31, 2006 and 15,057,704 shares at December 31, 2005	(434)	(577)

Total stockholders’ equity	5,739	5,360

	$17,522	$17,892

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,	2006	2005
(In millions of dollars)

Operating cash flows:
Net income	$416	$134
Adjustments to reconcile net income to cash used for operations:
Depreciation of fixed assets and capitalized software	98	104
Amortization of intangible assets	23	27
Provision (benefit) for deferred income taxes	50	(53)
Gains on investments	(56)	(57)
Gain on disposal of discontinued operations	(172)	—
Accrual of stock-based compensation, resulting from adoption of SFAS 123(R)	38	—
Changes in assets and liabilities:
Net receivables	(123)	(191)
Other current assets	(31)	57
Other assets	(61)	38
Accounts payable and accrued liabilities	(76)	(90)
Accrued compensation and employee benefits	(657)	(567)
Accrued income taxes	(41)	63
Other liabilities	86	—
Effect of exchange rate changes	(11)	(15)

Net cash used for operations	(517)	(550)

Financing cash flows:
Net decrease in commercial paper	—	(29)
Proceeds from issuance of debt	229	38
Other repayments of debt	(355)	(97)
Issuance of common stock	90	113
Dividends paid	(93)	(90)

Net cash used for financing activities	(129)	(65)

Investing cash flows:
Capital expenditures	(66)	(86)
Net sales of long-term investments	(3)	194
Proceeds from sales related to fixed assets and capitalized software	1	29
Dispositions	364	—
Acquisitions	(78)	(29)
Other, net	(7)	28

Net cash provided by investing activities	211	136

Effect of exchange rate changes on cash and cash equivalents	4	(7)

Decrease in cash and cash equivalents	(431)	(486)
Cash and cash equivalents at beginning of period	2,033	1,396

Cash and cash equivalents at end of period	1,602	910

Cash and cash equivalents - reported as discontinued operations	(27)	(33)

Cash and cash equivalents - continuing operations	$1,575	$877

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Nature of Operations

Marsh & McLennan Companies, Inc. ("MMC"), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC operates in four principal business segments: risk and insurance services, risk consulting and technology, consulting and investment management.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and individual consumers. As discussed in Note 8, MMC determined in the first quarter of 2006 that its U.K.-based insurance wholesale operation, Price Forbes, met the criteria for classification as a discontinued operation.

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

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC's Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2006 and 2005.

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

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $41 million and $35 million for the three month periods ended March 31, 2006 and 2005, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. At March 31, 2006, Putnam managed the investment of approximately $1.4 billion of the fiduciary assets.

Net uncollected premiums and claims and the related payables amounted to $10.1 billion at March 31, 2006 and $10.4 billion at December 31, 2005, respectively. MMC is not a principal to the contracts under which the rights to receive premiums or reimbursement of insured losses arise. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4.	Per Share Data

Basic net income per share is calculated by dividing net income by the weighted average number of shares of MMC's common stock outstanding, excluding unvested restricted stock. Diluted net income per share is calculated by reducing net income for the potential minority interest expense associated with unvested shares under the Putnam Equity Partnership Plan, discussed further in Note 10, and adding back dividend equivalent expense related to common stock equivalents, to the extent recognized in earnings. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. The following reconciles income from continuing operations to income from continuing operations for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

For the Three Months ended March 31,
(In millions)	2006	2005

Income from continuing operations	$ 238	$129
Less: Potential minority interest expense associated
with Putnam Class B Common Shares	(2)	—

Income from continuing operations for diluted earnings per share	$ 236	$129

Basic weighted average common shares outstanding	547	531
Dilutive effect of potentially issuable common shares	8	5

Diluted weighted average common shares outstanding	555	536

Average stock price used to calculate common stock equivalents	$30.76	$31.45

5.	Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2006 and 2005.

(In millions of dollars)	2006	2005

Interest paid	$116	$81
Income taxes paid	$105	$61

6.	Comprehensive Income
The components of comprehensive income for the three-month periods ended March 31, 2006 and 2005 are as follows:

(In millions of dollars)	2006	2005

Foreign currency translation adjustments	$9	$(64)
Unrealized investment holding gains, net of income taxes	—	7
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	—	(37)
Minimum pension liability adjustment	3	(1)

Other comprehensive income (loss)	12	(95)
Net income	416	134

Comprehensive income	$428	$39

7.	Acquisitions and Dispositions

During the first quarter of 2006, MMC made four acquisitions, for total purchase consideration of $83 million. The allocation of purchase consideration resulted in acquired goodwill which, along with contingent purchase consideration from a prior acquisition, amounted to $77 million as of March 31, 2006. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In January 2006, MMC sold its majority interest in Sedgwick CMS Holdings ("SCMS"), a provider of claims management and associated productivity services. The gain on sale, including the gain on MMC's indirect investment in SCMS through the Trident II private equity fund, is included in discontinued operations.

8.	Discontinued Operations

MMC sold Crump Group, Inc., its U.S.-based wholesale insurance broker, during the fourth quarter of 2005, and its majority interest in SCMS, a provider of claims management and associated productivity services, on January 31, 2006. The account balances and activities of these entities were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005 and the accompanying consolidated statement of income for the three-month periods ended March 31, 2006 and 2005. Both of these entities were part of MMC's Risk and Insurance Services segment.

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The 2006 results of Price Forbes, which include a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations in the consolidated statement of income and consolidated balance sheet. The results of Price Forbes were insignificant to MMCs 2005 results and prior year amounts have, therefore, not been restated.

Summarized Statements of Income data for discontinued operations are as follows:

For the Three Months Ended March 31, (In millions of dollars)	2006	2005
Total Revenue	$45	$112
Income before provision for income tax	$3	$9
Provision for income tax	1	4
Income from discontinued operations, net of tax	2	5

Gain on disposal of discontinued operations	306	—
Provision for income tax	130	—
Gain on disposal of discontinued operations, net of tax	176	—
Discontinued operations, net of tax	$178	$5

Summarized Balance Sheet data for discontinued operations is as follows:

(In millions of dollars)	March 31, 2006	December 31, 2005
Assets of discontinued operations:
Current assets	$31	$40
Fixed assets, net	—	31
Goodwill and intangible assets	22	78
Other assets	5	4
Total assets of discontinued operations	$58	$153

Liabilities of discontinued operations	$177	$89

9.	Goodwill and Other Intangibles

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. In connection with MMC’s annual impairment tests in the third quarter of 2005, it was determined that such assets were not impaired.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2006

Balance as of January 1, 2006	$7,246
Goodwill acquired	77
Disposals	(11)
Other adjustments	2

Balance as of March 31, 2006	$7,314

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.7 billion; Risk Consulting & Technology, $1.7 billion; Consulting, $1.7 billion; and Investment Management, $125 million.

The goodwill balance at March 31, 2006 and December 31, 2005 includes approximately $121 million of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. The gross cost and accumulated amortization by major intangible asset class is as follows:

	March 31, 2006			December 31, 2005
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In millions of dollars)	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer and marketing related	$604	$204	$400	$638	$191	$447
Future revenue streams related to existing private equity funds	200	130	70	200	125	75

Total amortized intangibles	$804	$334	$470	$838	$316	$522

Aggregate amortization expense for the three months ended March 31, 2006 and 2005 was $23 million and $27 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years
Ending December 31,	Estimated
(In millions of dollars)	Expense

2006	$68
2007	$70
2008	$65
2009	$56
2010	$42

10.	Stock Benefit Plans

MMC maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock, stock options and other forms of stock-based payment arrangements. On July 1, 2005, MMC began accounting for these arrangements under the recognition and measurement provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123 (R)"). Prior to July 1, 2005, MMC accounted for these arrangements under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

MMC's income before income taxes for the three months ended March 31, 2006 is $40 million lower than if it had continued to account for share-based payment arrangements under APB 25 ($26 million after-tax.) The impact on both basic and diluted earnings per share is $0.05.

If compensation cost for MMC's share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 for the three months ended March 31, 2005, MMC's net income and net income per share for the period would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)	2005

Net Income:
As reported	$ 134
Adjustment for fair value method, net of tax	(29)

Pro forma net income	$ 105

Net Income Per Share:
Basic:
As reported	$ 0.25
Pro forma	$ 0.20
Diluted:
As reported	$ 0.25
Pro forma	$ 0.20

The pro forma information reflected above includes stock options issued under MMC's incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC's stock purchase plans. In addition, the pro forma information reflected above is based on recognizing the costs of employee stock option awards granted to retiree-eligible individuals over the full vesting term of the award. If the costs of employee stock option awards granted to retiree-eligible individuals had been recognized for these individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants, pro forma net income for the three months ended March 31, 2005 would have amounted to $99 million.

MMC Incentive and Stock Award Plans

Beginning with awards granted in 2006, awards to senior executives and other employees may consist of up to three different equity vehicles: performance-contingent stock options, three-year performance-based restricted stock units and three-year service-based restricted stock units. The performance-contingent stock options are similar to those granted in 2005 and provide for a performance-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of MMC's stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. The payout of performance-based restricted stock units (payable in shares of MMC common stock) may range from 0–200% of the number of units granted, based on the achievement of objective, pre-determined MMC or operating company performance measures over a three-year performance period. Dividend equivalents are paid on both performance-based and service-based restricted stock units prior to payout, based on the initial grant amount.

Putnam Investments Equity Partnership Plan

Long-term incentive compensation for Putnam senior executives is provided under a separate Putnam long-term incentive compensation program and is in the form of restricted stock awards and stock options with respect to shares of Putnam Class B stock. Putnam employees may also be considered for awards of MMC restricted stock and/or stock options from time-to-time.

11.	Retirement Benefits

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

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:
Combined U.S. and significant non-U.S. Plans

For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$56	$65	$1	$3
Interest cost	115	120	4	6
Expected return on plan assets	(166)	(163)	—	—
Amortization of prior service credit	(13)	(9)	(4)	(1)
Recognized actuarial loss	55	45	1	1

Net Periodic Benefit Cost	$47	$58	$2	$9

Curtailment loss	3	—	—	—
Settlement Loss	5	1	—	—
Special termination benefits	3	3	—	—

Total Expense	$58	$62	$2	$9

U.S. Plans only

For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$22	$23	$1	$3
Interest cost	44	44	3	5
Expected return on plan assets	(63)	(58)	—	—
Amortization of prior service credit	(13)	(9)	(4)	(1)
Recognized actuarial loss	22	19	1	1

Net Periodic Benefit Cost	$12	$19	$1	$8

Significant non-U.S. Plans only

For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$34	$42	$—	$—
Interest cost	71	76	1	1
Expected return on plan assets	(103)	(105)	—	—
Recognized actuarial loss	33	26	—	—

Net Periodic Benefit Cost	$35	$39	$1	$1

Curtailment loss	3	—	—	—
Settlement loss	5	1	—	—
Special termination benefits	3	3	—	—

Total Expense	$46	$43	$1	$1

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:
Combined U.S. and significant non-U.S. Plans

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted average assumptions:
Expected return on plan assets	8.4%	8.4%
Discount rate	5.1%	5.5%	5.9%	6.3%
Rate of compensation increase	3.8%	3.6%

12.	Debt

MMC’s outstanding debt is as follows:

	March 31,	December 31,
(In millions of dollars)	2006	2005

Short-term:
Bank borrowings - International	$303	$429
Current portion of long-term debt	576	69

	$879	$498

Long-term:
Senior notes — 7.125% due 2009	$399	$399
Senior notes — 5.375% due 2007 (4.0% effective interest rate)	506	508
Senior notes — 6.25% due 2012 (5.1% effective interest rate)	264	264
Senior notes — 3.625% due 2008	249	249
Senior notes — 4.850% due 2013	249	249
Senior notes — 5.875% due 2033	295	295
Senior notes — 5.375% due 2014	647	647
Senior notes — 3 year floating rate note due 2007 (4.72% at March 31, 2006)	499	499
Senior notes — 5.15% due 2010	548	547
Senior notes — 5.75% due 2015	745	745
Mortgage — 5.701% due 2035	472	473
Notes payable — 7.68% due 2006	61	60
Bank borrowings - International	168	168
Other	8	10

	5,110	5,113
Less current portion	576	69

	$4,534	$5,044

The weighted average interest rates on MMC’s outstanding short-term debt at March 31, 2006 and December 31, 2005 are 4.9% and 6.0%, respectively.

In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. It replaces MMC’s $1.0 billion and $700 million revolving credit facilities, which were scheduled to expire in 2007 and 2009, respectively. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios tested quarterly. At March 31, 2006, approximately $435 million was outstanding under this facility.

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

In September 2005, MMC issued $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015 (the “2005 Notes”). The net proceeds from the 2005 Notes were used to pay down a $1.3 billion term loan facility. The term loan facility was put in place in December 2004 and was scheduled to expire in December 2006.
13.	Restructuring Costs

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with the 2005 Plan, MMC incurred restructuring charges of $45 million in the three months ended March 31, 2006, $19 million in risk and insurance services and $26 million in corporate. Utilization of the 2005 charges is summarized as follows:

				Additions/
	Accrued	Utilized	Utilized	Changes in	Remaining
	in	in	in	Estimates	Liability at
(In millions of dollars)	2005	2005	2006	2006	3/31/06

Severance and benefits	$197	$(128)	(33)	14	$50
Future rent on non-cancelable leases	114	(37)	(20)	25	82
Other exit costs	(1)	12 (a)	(2)	6	15

	$310	$(153)	(55)	45	$147

(a)	Reflects approximately $36 million of payments received on the disposals of small commercial accounts and other dispositions.
Additional costs of approximately $15 million related to the 2005 restructuring are expected to be incurred after March 31, 2006.
2004 Plan
In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2004 Plan”). Utilization of the 2004 charges is summarized as follows:
(In millions of dollars)	Accrued in 2004	Utilized in 2004	Utilized in 2005	Additions/ Changes in Estimates 2005	Utilized in 2006	Remaining Liability at 3/31/06
Severance and benefits	$273	$(48)	$(194)	$(1)	$(11)	$19
Future rent on non-cancelable leases	28	(1)	(17)	(2)	(1)	7
Lease termination costs	18	—	(2)	1	—	17
Other exit costs	18	(10)	(8)	5	—	5
Total amortized intangibles	$337	$(59)	$(221)	$3	$(12)	$48
The expenses associated with the 2005 Plan and the 2004 Plan are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

14.	Common Stock

MMC made no share repurchases in the first quarter of 2006. In previous years MMC has repurchased, and in the future may repurchase, shares of its common stock, in the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC's various stock compensation and benefit programs. The timing and level of MMC's share repurchase activity may be affected by MMC's priorities relating to the use of its cash flows for a variety of purposes. These purposes may include, in addition to share repurchases, the funding of dividends, investments, pension contributions and debt reduction.

15.	Claims, Lawsuits and Other Contingencies
New York State Attorney General Investigation and Related Litigation and Regulatory Matters
New York State Attorney General Investigation and Lawsuits

On October 14, 2004, the Office of the New York State Attorney General ("NYAG") filed a civil complaint in New York State court (the "NYAG Lawsuit") against MMC and Marsh Inc. (collectively, "Marsh") asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud. The complaint alleged that market service agreements between Marsh and various insurance companies (the "Agreements") created an improper incentive for Marsh to steer business to such insurance companies and to shield them from competition. The complaint further alleged that the Agreements were not adequately disclosed to Marsh's clients or MMC's investors. In addition, the complaint alleged that Marsh engaged in bid-rigging and solicited fraudulent bids to create the appearance of competitive bidding. The complaint sought relief that included an injunction prohibiting Marsh from engaging in the alleged wrongful conduct, disgorgement of all profits related to such conduct, restitution and unspecified damages, attorneys fees, and punitive damages.

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
On January 30, 2005, MMC and Marsh entered into an agreement (the "Settlement Agreement") with NYAG and the NYSID to settle the NYAG Lawsuit and the Amended Citation.

Pursuant to the Settlement Agreement, Marsh agreed to establish a fund of $850 million (the "Fund"), payable over four years, for Marsh policyholder clients. A copy of the Settlement Agreement was previously disclosed as an exhibit to MMC's Current Report on Form 8-K dated January 31, 2005. As a general matter, U.S. policyholder clients who retained Marsh to place insurance between 2001 and 2004 that resulted in Marsh receiving market service revenue were eligible to receive a pro rata distribution from the Fund, provided that they notified Marsh of their decision to participate in the Fund by September 20, 2005. Approximately 70,000 eligible policyholders across the United States have elected to receive a distribution, and will receive approximately $750 million of the $850 million made available under the Fund. Clients who have voluntarily elected to participate in the Fund have tendered a release relating to the matters alleged in the NYAG Lawsuit and the Amended Citation, except for claims which are based upon, arise out of or relate to the purchase or sale of MMC securities. No portion of the Fund represents a fine or penalty against Marsh and no portion of the Fund will revert to Marsh.

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

The Settlement Agreement further provides that Marsh reserves the right to request that NYAG and the NYSID modify the Settlement Agreement if compliance with any portion thereof proves impracticable. On April 28, 2005, the parties entered into Amendment No. 1 to the Settlement Agreement, which modifies the scope of the application of the business reforms provisions with respect to MMC operations outside the United States. This amendment was included as an exhibit to MMC's Quarterly Report on Form 10-Q dated March 31, 2005. In addition, in connection with MMC's October 2005 sale of Crump Group, Inc., its U.S.-based wholesale broking business, the parties entered into Amendment No. 2 to the Settlement Agreement, dated September 27, 2005, for the purpose of clarifying that the Settlement Agreement shall not apply to Crump Group, Inc. following such sale.

Though Mercer Inc. was not a defendant in the NYAG Lawsuit, U.S. policyholder clients that retained Mercer between 2001 and 2004 to place, renew, consult on or service insurance policies that resulted in Mercer receiving contingent commissions were also eligible to participate in the Fund.

On October 25, 2004, NYAG announced that it would not bring criminal charges against Marsh. The Settlement Agreement does not resolve any investigation, proceeding or action commenced by NYAG or NYSID against any former or current employees of Marsh. As part of the Settlement Agreement, Marsh apologized for the improper conduct of certain employees. Marsh also agreed to continue to cooperate with NYAG and NYSID in connection with their ongoing investigations of the insurance industry, and in any related proceedings or actions. Since the filing of the NYAG lawsuit, 12 former Marsh employees have pleaded guilty to criminal charges relating to the matters under investigation. On September 15, 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. NYAG has indicated that its investigation of the insurance industry is continuing. Trial against the remaining 7 defendants is scheduled for January 2007.

Related Litigation

As of May 4, 2006, numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

•

Approximately 21 putative class actions purportedly brought on behalf of policyholders were filed in various federal courts. A number of these federal cases were transferred to the District of New Jersey for coordination or consolidated pretrial proceedings (the "MDL Cases"). On August 1, 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of "commercial" policyholders and the second on behalf of a purported class of "employee benefit" policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys' fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification. On November 29, 2005, MMC and the other defendants moved to dismiss the two consolidated amended complaints. On February 16, 2006, the plaintiffs moved for class certification.

Six class or representative actions on behalf of policyholders are pending in state courts. There are also 18 actions brought by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit, and additional policyholder suits may be filed. MMC expects that all policyholder actions filed in the U.S. federal courts will be transferred to the District of New Jersey as described above. In addition, two putative class actions are pending in Canada.

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

•

On March 14, 2006, the State of Florida brought an action against Marsh in Florida state court, alleging that Marsh violated Florida’s RICO and antitrust laws by engaging in bid rigging and other improper conduct which inflated insurance premiums, and receiving undisclosed additional compensation. The complaint alleges that these actions caused damage to the State, Florida governmental entities and Florida businesses and residents, and seeks the forfeiture of all undisclosed compensation, treble damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief.

•

Four purported class actions on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. On January 26, 2005, the Court issued an order consolidating these complaints into a single proceeding (the "MMC SDNY Securities Case") and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. On April 19, 2005, the co-lead plaintiffs filed a lengthy consolidated complaint. The consolidated complaint names MMC, Marsh, Inc., MMC’s independent registered public accounting firm and twenty present and former directors and officers of MMC and certain affiliates as defendants. The purported class period in the consolidated complaint extends from October 14, 1999 to October 13, 2004.

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

The consolidated complaint includes factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at Mercer and Putnam and alleged conflicts of interest associated with MMC's former private equity subsidiary, MMC Capital. The consolidated complaint includes claims for violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. In addition, the consolidated complaint includes claims for common law fraud and deceit, negligent misrepresentation, and violations of state securities laws, which are being asserted on behalf of a subclass of municipal and state pension funds. The consolidated complaint seeks unspecified compensatory damages and attorneys’ fees. All defendants have filed motions to dismiss the consolidated complaint.

•

Four individual shareholder actions have been filed against MMC and others in various state courts around the country. MMC and other defendants removed these four actions to federal court. Two actions have since been remanded to state court. The other two have been transferred for inclusion in MMC SDNY Securities Case.

•

A number of shareholder derivative actions are pending against MMC’s current and former directors and officers. Five actions in the Court of Chancery of the State of Delaware have been consolidated as a single action (the “Delaware Derivative Action”). Five actions in the United States District Court for the Southern District of New York have been consolidated as a single action (the “Federal Derivative Action”). One action is pending in the New York Supreme Court for New York County. These shareholder derivative actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC  for damages arising from their alleged breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. The Delaware Derivative Action is stayed pending a ruling on a motion to dismiss the MMC SDNY Securities Case. The derivative action pending in the New York Supreme Court has also been stayed pending resolution of the Federal Derivative Action.

On August 24, 2005, two purported stockholders of MMC filed an action in the Delaware Court of Chancery, allegedly on behalf of MMC and Marsh, Inc., naming MMC’s independent registered public accounting firm as a defendant and alleging claims of breach of professional duty, aiding and abetting and breach of contract against such firm in connection with actions taken by its personnel with respect to MMC and its subsidiaries. The parties to this derivative action have agreed that it will also remain stayed pending resolution of the motions to dismiss the MMC SDNY Securities Case.

MMC has also received six demand letters from stockholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands are under consideration by the MMC Board of Directors. M.F. Henry, one of the stockholders who had made such a demand, subsequently filed a shareholder derivative complaint, which has been consolidated in the Federal Derivative Action. Henry has since amended her complaint to assert individual claims against certain current and former directors and officers of MMC, alleging violations of the federal securities laws, including Sections 10(b), 14(a) and 20 of the Securities Exchange Act of 1934. Lead counsel to plaintiffs and counsel to defendants in the Federal Derivative Action have submitted a stipulation seeking to stay the Federal Derivative Action in favor of the Delaware Derivative Action. Henry has objected to the proposed stay; the court is reviewing the matter. On March 8, 2006, another stockholder who purported to make such a demand filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware. This complaint asserts claims similar to those made in the prior derivative cases. The defendants have filed motions to consolidate, dismiss and/or stay that action.

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

In addition, on May 6, 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint which, as subsequently amended, names MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and MMC’s former CEO as additional defendants and asserts claims against MMC and the former CEO for allegedly aiding and abetting breaches of fiduciary duties by AIG's directors and officers and for unjust enrichment. The complaint seeks damages and the disgorgement of contingent commissions.

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

Related Regulatory Matters

•

Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other state and federal governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. As of May 4, 2006, offices of attorneys general in 22 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 38 jurisdictions. MMC and its subsidiaries are cooperating with these requests from regulators. MMC has been contacted by certain of the above state entities indicating that they may file civil actions or otherwise seek additional monetary or other remedies from MMC. In addition, MMC or its subsidiaries may face administrative proceedings or other regulatory actions, fines or penalties, including, without limitation, actions to revoke or suspend their insurance broking licenses.

•

On September 21, 2005, the National Association of Insurance Commissioners (the “NAIC”) issued a press release indicating that over 30 state insurance regulators working collaboratively through the NAIC had reached a multi-state regulatory settlement with MMC and Marsh Inc. The NAIC settlement agreement reaffirms MMC’s commitment, under the Settlement Agreement with NYAG and the NYSID, to establish a no-fault compensation fund for policyholder clients across the United States, and provides for state-by-state enforcement of the business reforms agreed to be implemented pursuant to the Settlement Agreement. The NAIC settlement agreement has been executed by MMC and Marsh Inc. and the NAIC has advised that, as of May 4, 2006, it has been adopted by insurance commissioners in 33 states, the District of Columbia and Guam.

•

On March 13, 2006, MMC, Marsh USA, Inc. and the Insurance Commissioner of the State of California entered into an agreement resolving an investigation by the Commissioner regarding Marsh. In accordance with the January 30, 2005 Settlement Agreement with NYAG and the NYSID, Marsh agreed to implement certain business reforms in California, including with respect to disclosure of compensation and the prohibition of “bid-rigging” arrangements, as well as reporting to the Commissioner with respect to payments to California policyholders who were participating in the NYAG Fund established pursuant to the Settlement Agreement. In addition, Marsh agreed to reimburse the Department for $15,000 of its investigatory costs.

Putnam-Related Matters

Regulatory Matters

•

In 2003 and 2004, Putnam entered into settlements with the Securities and Exchange Commission (the “SEC”) and the Commonwealth of Massachusetts (the "Massachusetts Securities Division") with respect to excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”). Under the settlements, Putnam paid in 2004 a total of $110 million ($10 million in restitution and $100 million in civil fines and penalties). Putnam also agreed to undertake a number of remedial compliance actions and to engage an independent assessment consultant (the "IAC") to determine the amount of restitution that Putnam would be required to pay to make investors in the Putnam Funds whole for losses attributable to the short-term trading.

The settlements permit Putnam to apply up to $25 million of the $110 million settlement payment against any amount the IAC determines to be due as restitution to Putnam Fund shareholders. Therefore, any amount of restitution above $25 million requires a separate additional payment by Putnam. In March 2005, the IAC concluded that $108.5 million was the total amount of restitution payable by Putnam to Putnam Fund shareholders. Accordingly, Putnam recorded a charge for $83.5 million ($108.5 million, less $25 million) in 2004. In addition to the $108.5 million in restitution, Putnam Funds shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC. The IAC is acting as the independent distribution consultant and has developed a proposed plan that provides for the distribution of these restitution amounts to Putnam Funds shareholders. The proposed plan is currently being reviewed by the staffs of the SEC and the Massachusetts Securities Division. Putnam will incur additional costs in connection with implementing the distribution plan.

In a separate action, the SEC is seeking an injunction against two of the former Putnam employees involved in the short-term trading referenced above.

•

Commencing in 2004, the Enforcement Staff of the SEC’s Boston Office investigated the manner in which certain operational errors were corrected by Putnam Fiduciary Trust Company (“PFTC”) in connection with a January 2001 transfer and investment of assets on behalf of a 401(k) defined contribution plan. The manner in which these errors were corrected affected the plan and five of the Putnam Funds in which certain plan assets were invested. Following the discovery of this matter, Putnam notified the regulatory authorities, made restitution to the plan and the affected Putnam Funds and made a number of changes in its personnel and procedures. On December 30, 2005, based upon the results of its investigation, the SEC filed an action in the United States District Court for the District of Massachusetts against six former PFTC personnel. In a press release relating to the filing, the SEC said it would not bring any enforcement action against PFTC because of its cooperation with the SEC's investigation.

During the course of the SEC's investigation, issues arose relating to the calculation of certain cost reimbursements paid by the Putnam Funds in previous years to Putnam for transfer agent services relating to defined contribution operations. These issues are being reviewed by Putnam and the Trustees of the Putnam Funds and, pending the completion of this review, Putnam has recorded charges totaling $37 million for the estimated cost (including interest) that it believes will be necessary to address these issues. Putnam also has briefed the SEC, the Federal Deposit Insurance Corporation (the “FDIC”) and other governmental authorities on this matter.

•

In October 2004 the Department of Labor indicated its preliminary belief that Putnam may have violated certain provisions of ERISA related to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam Funds that pay 12b-1 fees. In December 2004, Putnam made a written submission to the Department of Labor addressing these issues.

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

•

Starting in January 2004, the NASD has made several requests for information relating to reimbursement of expenses to participants at certain sales meetings during the period from 2001 to 2004. Putnam has fully responded to these requests and is engaged in discussions with the NASD regarding a possible resolution of this matter.

"Market-Timing" Related Litigation

MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" and, in some cases, “late trading” activities. These actions were filed in courts in various states. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints on September 29, 2004. MMC and Putnam moved to dismiss the various complaints pending in federal court in Maryland, which are described below:

•

MMC and Putnam, along with certain of their former officers and directors, were named in a consolidated amended class action complaint (the “MMC Class Action”) purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the “Class Period”). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam Funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants’ purportedly misleading statements or omissions, MMC’s stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief. In an order issued March 1, 2006, the district court granted defendants’ motions to dismiss all claims against them. On March 15, 2006, plaintiffs filed a motion to reconsider that dismissal order or, alternatively, for leave to amend the complaint.

•

MMC and Putnam were also named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam Funds (the “Putnam Class Action”), and in another consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam Funds (the “Putnam Derivative Action”). These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late trading activity that allegedly occurred in certain Putnam Funds. The Putnam Derivative Action seeks additional relief, including termination of the investment advisory contracts between Putnam and the funds, cancellation of the funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the funds over a certain period of time. In addition to MMC and Putnam, the Putnam Derivative Action names as defendants various Putnam affiliates, certain trustees of Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in Putnam Funds. The complaints allege violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Sections 36(a) and (b), 47 and 48(a) of the Investment Company Act of 1940, and Sections 206 and 215 of the Investment Advisers Act, as well as asserting state law claims for breach of fiduciary duty, breach of contract, unjust enrichment and civil conspiracy. On November 3, 2005, with regard to the Putnam Class Action, the court issued rulings that dismissed all claims against Putnam except for claims alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 36(b) and 48(a) of the Investment Company Act of 1940. On March 1, 2006, the court entered its final order implementing these rulings. On March 15, 2006, plaintiffs filed a motion to reconsider the court’s rulings regarding the dismissal of certain non-Putnam defendants or, alternatively, for leave to amend the complaint. The court deferred ruling on MMC’s motion to dismiss claims against MMC. With regard to the Putnam Derivative Action, the court issued rulings on November 3, 2005 that dismissed all claims against Putnam and MMC except for claims alleging violations of Section 36(b) against Putnam and Section 48(a) against Putnam and MMC. The court entered its final order implementing these rulings on March 1, 2006.

•	Putnam also has been named as a defendant in its capacity as a sub-adviser to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

•

A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant (the “MMC Derivative Action”). The MMC Derivative Action generally alleges that the members of MMC’s Board of Directors violated the fiduciary duties they owed to MMC and its shareholders as a result of a failure of oversight of market-timing in the Putnam Funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants’ fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief. Pursuant to an agreement of the parties, an order staying this action was entered on May 9, 2005. MMC has also received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on allegations of market-timing in the Putnam Funds. The first letter asked to have the Board of Trustees of the Putnam Funds, as well as the MMC Board, take action to remedy those alleged breaches of fiduciary duty. The second letter demanded that MMC commence legal proceedings against the MMC directors, the senior management of Putnam, the Putnam Funds’ Trustees and MMC’s auditor to remedy those alleged breaches of fiduciary duty.

•

MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans' funds in MMC stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA Actions seek unspecified damages and equitable relief, including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans. In orders issued on March 1, 2006, the court granted in part and denied in part defendants’ motions to dismiss the ERISA Actions.

•

A number of the Putnam Funds have been named as defendants in a purported class action brought on behalf of certain holders of the funds' Class B shares who either (i) held such shares and were subject to certain contingent deferred sales charges ("CDSCs") as of October 28, 2003, or (ii) were assessed a CDSC for redeeming such shares on or after October 28, 2003. Plaintiff alleges that Putnam engaged in misconduct constituting a breach of contract and breach of the covenant of good faith and fair dealing with purported class members by allowing market-timing. Plaintiff seeks, among other things, actual damages or statutory damages of $25 for each class member (whichever is greater) and relief from paying a CDSC for redeeming Class B shares. In August 2005, this action was transferred to the consolidated proceedings in the United States District Court for the District of Maryland, described above.

Putnam has agreed to indemnify the Putnam Funds for any liabilities arising from market-timing activities, including those that could arise in the above securities litigations, and MMC has agreed to guarantee Putnam's obligations in that regard.

Other Putnam Litigation

•

Putnam Investment Management, LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the “excessive” advisory and distribution fees paid to defendants by those funds beginning one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. On March 28, 2005, the Court granted in part and denied in part defendants’ motion to dismiss the complaint. Plaintiffs served an amended complaint on April 4, 2005. On January 19, 2006, the Court granted plaintiffs' motion for leave to file a second amended complaint, and granted defendants' motion for partial summary judgment, limiting the scope of the suit to the fees paid by five Putnam Funds.

•

Certain Putnam entities have been named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas (“ERS”). ERS alleges that Putnam breached its investment management agreement and did not make appropriate disclosures to ERS at the time the investment management agreement was executed. Putnam has removed the action to the United States District Court for the Western District of Texas, and ERS has moved to remand the action to state court. Putnam has concluded an arbitration process involving similar issues with another former institutional client.

•

Commencing on July 9, 2004, PFTC, as well as Cardinal Health Inc. (“Cardinal”) and a number of other Cardinal-related fiduciaries, were named as defendants in a litigation brought in the United States District Court for the Southern District of Ohio relating to the allegedly imprudent investment of retirement plan assets in Cardinal stock in the Cardinal Health Profit Sharing, Retirement and Savings Plan and its predecessor plans. PFTC was a directed trustee of this plan. All claims against PFTC were dismissed in an order dated March 31, 2006.

Other Governmental Inquiries Relating to MMC and its Subsidiaries

•

On June 13, 2005, the European Commission announced its intention to commence an investigation (a so-called sector inquiry) into competition in the financial services sector. In announcing the investigation, the Commission stated, among other things: “The Commission is concerned that in some areas of business insurance (the provision of insurance products and services to businesses), competition may not be functioning as well as it could.... Insurance and reinsurance intermediation will also be part of the inquiry.” In April 2006, a number of Marsh companies in Europe received, and are responding to, a standardized questionnaire from the Commission directed to insurance intermediaries in Europe.

•

Since early 2003, the SEC has issued two subpoenas to MMC or its affiliates and has made additional requests for information relating to the SEC's investigation of loss mitigation products. MMC and its subsidiaries have received similar inquiries from regulators and other authorities in several states. On April 18, 2005, the Office of Insurance Regulation in the State of Florida issued a subpoena to Guy Carpenter & Company, Inc. concerning certain reinsurance products. On May 4, 2005, the Office of Insurance and Fire Safety Commissioner in the State of Georgia issued a subpoena to MMC that requested, among other things, information relating to finite insurance placements. On May 23, 2005, the Office of the Attorney General in the State of Connecticut issued a subpoena to MMC concerning finite insurance. MMC and its subsidiaries are cooperating with these and other informal inquiries.

•

The SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including, among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. On March 22, 2005, Mercer Investment Consulting, Inc. (“Mercer IC”) received a letter from the SEC outlining its findings and requesting that Mercer IC improve certain disclosures and procedures. On April 22, 2005, Mercer IC responded to that letter, indicating that it had made or will make the improvements requested by the SEC. Since that time, Mercer IC received separate letters from the Boston office of the Enforcement Division of the SEC requesting additional information. Mercer IC has responded to these requests and continues to cooperate with the SEC.

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

•

On December 21, 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. On April 29, 2005, MMC received a subpoena from the SEC broadening the scope of the original request. MMC is cooperating in the investigation. Certain current and former employees of MMC have testified or have been noticed to testify in connection with this matter.

Other Matters Relating to MMC and its Subsidiaries

•

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions (known as E&O’s) in connection with the performance of professional services. Some of these claims seek damages, including punitive damages, in amounts that could, if awarded, be significant. MMC provides for these exposures by a combination of third-party insurance and self-insurance. For policy years 2000-2001 and prior, substantial third-party insurance is in place above the annual aggregate limits of MMC’s self-insured retention, which was $50 million annually for policy years 1998-1999, 1999-2000 and 2000-2001. To the extent that expected losses exceed MMC’s self-insured retention in any policy year, MMC records an asset for the amount that MMC expects to recover under its third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in those years in a material amount. In policy years subsequent to 2000-2001, the availability of third-party insurance has declined substantially, which has caused MMC to assume increasing levels of self-insurance. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves which it believes are adequate to provide for this self-insured retention. These reserves are reviewed quarterly and adjusted as developments warrant.

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames (such guarantee being hereinafter referred to as the "ILU Guarantee"). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2006, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

From 1980 to 1983, MMC owned indirectly the English & American Insurance Company ("E&A"), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A's obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for MMC's agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. In April, 2006, a lawsuit was commenced in the Commercial Court in London against MMC and the ILU by an assignee of an E&A policyholder that purports to have a claim against the MMC letter of credit in the amount of approximately $8.5 million and seeks a judicial declaration of its rights as an assignee of a policyholder claim. MMC is contesting the claim.

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

16.	Variable Interest Entities

MMC, through Putnam, manages $3.4 billion in the form of collateralized debt obligations (“CDOs”) and collateralized bond obligations (“CBOs”). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CBOs. The maximum loss exposure related to the CDOs and CBOs is limited to Putnam’s investment totaling $7.3 million, reflected in Long-term investments in the consolidated balance sheets at March 31, 2006. MMC has concluded it is not the primary beneficiary of these structures under FIN 46(R) “Consolidation of Variable Interest Entities.”

17.    Segment Information

MMC’s organizational structure and segment reporting is based on the types of services provided.

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

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following tables reflects the classification of Crump, Price Forbes and SCMS as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses. Starting in the first quarter of 2006, segment results also include stock option expense.

Selected information about MMC's operating segments for the three-month periods ended March 31, 2006 and 2005 follows:

			Operating
(In millions of dollars)	Revenue		Income

2006
Risk and Insurance Services	$1,473	(a)	$268
Risk Consulting & Technology	243	(b)	21
Consulting	1,001	(c)	113
Investment Management	345	(d)	64

Total Operating Segments	$3,062		$466

Corporate / Eliminations	(37)		(68)

Total Consolidated	$3,025		$398

2005
Risk and Insurance Services	$1,577	(a)	$137
Risk Consulting & Technology	233	(b)	37
Consulting	924	(c)	110
Investment Management	398	(d)	50

Total Operating Segments	$3,132		$334

Corporate / Eliminations	(62)		(73)

Total Consolidated	$3,070		$261

(a)	Includes interest income on fiduciary funds of $38 million in 2006 and $34 million in 2005, respectively.

(b)	Includes inter-segment revenue of $2 million and $13 million in 2006 and 2005, respectively.

(c)	Includes inter-segment revenue of $32 million and $46 million in 2006 and 2005, respectively and interest income on fiduciary funds of $3 million in 2006 and $1 million in 2005, respectively.

(d)	Includes inter-segment revenue of $3 million and $2 million in 2006 and 2005, respectively.

Operating segment revenue by product for the three-month periods ended March 31, 2006 and 2005 is as follows:

(In millions of dollars)	2006	2005

Risk and Insurance Services
Insurance Services	$1,146	$1,232
Reinsurance Services	281	282
Risk Capital Holdings	46	63

Total Risk and Insurance Services	1,473	1,577

Risk Consulting & Technology	243	233

Consulting
Human Resource Consulting	739	695
Specialty Consulting	262	229

Total Consulting	1,001	924

Investment Management	345	398

Total Operating Segments	3,062	3,132
Corporate Eliminations	(37)	(62)

Total	$3,025	$3,070

Items 2 and 3: Marsh & McLennan Companies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
First Quarter Ended March 31, 2006
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
MMC operates in four principal business segments based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Risk Consulting and Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. Consulting, which comprises the activities of Mercer Human Resource Consulting and Mercer's Specialty Consulting Businesses, includes human resource consulting and related services, and specialized management and economic consulting services. We conduct Investment Management through Putnam.
As described more fully below, results of operations in the first quarter of 2006 reflect, among other items:
•	stock option expense under SFAS 123(R) ("Share-Based Payment"), which MMC adopted effective July 1, 2005;
•	restructuring savings and charges under MMC's 2005 restructuring plan;
•	the sale of Sedgwick Claims Management Services, the gain on which appears in discontinued operations;
•	the classification during the quarter of Price Forbes, MMC's U.K.-based wholesale brokerage business, as a discontinued operation;
•	declining market services revenue in the risk and insurance services segment; and
•	a lower effective tax rate for the quarter.
For a description of critical accounting policies, including those which involve significant management judgment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 2 of this report. This Form 10-Q should be read in conjunction with the 2005 10-K.
Consolidated Results of Operations

(In millions of dollars)	2006	2005

Revenue:
Service Revenue	$2,969	$3,013
Investment Income (Loss)	56	57

Operating Revenue	3,025	3,070

Expense:
Compensation and Benefits	1,749	1,857
Other Operating Expenses	878	952

Operating Expense	2,627	2,809

Operating Income	$398	$261

Income From Continuing Operations	$238	$129

Discontinued Operations, net of tax	178	5

Net Income	$416	$134

Income from Continuing Operations Per Share:
Basic	$0.44	$0.24

Diluted	$0.43	$0.24

Net Income Per Share:
Basic	$0.76	$0.25

Diluted	$0.75	$0.25

Average Number of Shares Outstanding:
Basic	547	531

Diluted	555	536

Consolidated operating income in the first quarter of 2006 increased 53% to $398 million, resulting from a 6% decrease in operating expenses, partly offset by a 1% decrease in operating revenue. The decrease in expenses reflects cost savings from restructuring activities, as well as lower costs related to several significant expense items, discussed in more detail below under "Consolidated Revenue and Expenses." These expense savings were partly offset by incremental costs, primarily related to stock options, from the implementation of SFAS 123(R).
Results from discontinued operations in the first quarter of 2006 were $178 million net of tax, primarily resulting from the gain on the sale of Sedgwick Claims Management Services in January 2006. In the first quarter of 2006, MMC determined that Price Forbes, its U.K. based wholesale insurance broker, met the criteria to be classified as a discontinued operation. The 2006 results of Price Forbes, which include a charge to reduce the carrying value of its assets to fair value less cost of disposal, are included in discontinued operations. The results of Price Forbes were insignificant to MMC's 2005 results and prior year amounts have, therefore, not been restated.

Consolidated Revenue and Expenses
Revenue for the quarter of $3.0 billion was 1% lower than the same period in the prior year. Lower revenue in the risk and insurance services and investment management segments was partially offset by increases in the risk consulting and technology and consulting segments. Revenue increased 2% on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using consistent currency exchange rates.
MMC has offices in over 100 countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparison of revenue. Similarly, the revenue impact of acquisitions and dispositions may distort period-over-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currently translation, acquisitions and dispositions on MMC's operating revenues by segment for the three month period ended March 31, 2006 compared to the same period in 2005 is as follows:

				Components of Revenue Change
	Three Months Ended		% Change		Acquisitions/
	March 31,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2006	2005	Revenue	Impact	Impact	Revenue (a)
Risk and Insurance Services
Insurance Services	$1,146	$1,232	(7)%	(3)%	(2)%	(2)%
Reinsurance Services	281	282	—	(2)%	—	2%
Risk Capital Holdings (b)	46	63	(27)%	—	(9)%	(18)%

Total Risk and Insurance Services (c)	1,473	1,577	(7)%	(3)%	(2)%	(2)%

Risk Consulting & Technology (c)	243	233	4%	(2)%	—	6%

Consulting (c)
Human Resource Consulting	739	695	6%	(3)%	1%	8%
Specialty Consulting	262	229	14%	(3)%	—	17%

Total Consulting	1,001	924	8%	(3)%	1%	10%

Investment Management	345	398	(13)%	—	—	(13)%

Total Operating Segments (c)	3,062	3,132	(2)%	(2)%	(1)%	1%

Corporate Eliminations	(37)	(62)

Total Revenue	$3,025	$3,070	(1)%	(2)%	(1)%	2%

(a)	Underlying revenue measures the change in revenue before the impact of acquisitions and dispositions using consistent currency exchange rates.

(b)	Risk Capital Holdings owns MMC's investments in insurance and financial services firms such as Ace Ltd., XL Capital LTD., and Axis Capital Holdings Ltd, as well as the Trident funds.

(c)	Certain reclassifications have been made to prior year amounts to conform with current presentation.

Revenue in the risk and insurance services segment decreased 7% from the same period in 2005. Underlying revenue declined 2%, largely due to Marsh resigning from unprofitable accounts, the impact of lower insurance premium rates particularly in Europe and a decline in market services revenue. The impact of foreign currency exchange rates and dispositions also contributed to the decrease in revenue. Revenue increased 4% in risk consulting & technology due to growth in Kroll's corporate advisory and restructuring and background screening businesses partly offset by a decline in the electronic discovery business. Consulting revenue increased 8%, resulting from a 14% increase in Mercer's specialty consulting businesses and 6% growth in human resource consulting. Investment management revenue declined 13%, largely due to a decrease in average assets under management.
Consolidated operating expenses in the first quarter of 2006 decreased 6% from the same period in 2005. The year-over-year comparability of MMC's first quarter financial results is impacted by a number of items, which relate primarily to the effect of legal and regulatory proceedings involving MMC and certain of its subsidiaries. These proceedings include the civil complaint filed against MMC and Marsh by the New York State Attorney General in October 2004 and settled in January 2005, proceedings arising from market-timing and other issues at Putnam, and associated shareholder and policyholder litigation. The year-over-year comparability of MMC's first quarter financial results is also impacted by MMC's adoption, effective July 1, 2005, of SFAS 123 (R) ("Share Based Payment"). The decrease in operating expenses reflects cost savings from restructuring activities initiated in the first quarter of 2005; a decrease in restructuring charges; lower settlement, legal and regulatory costs related to the proceedings referred to above; and lower costs related to employee retention awards. Expenses in 2005 include a charge of $30 million for Putnam's estimate of costs to address issues relating to the calculation of certain amounts previously paid to Putnam by the Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. These decreases were partly offset by incremental expenses of $40 million, primarily related to stock options, recognized under SFAS 123(R). MMC elected to implement SFAS 123(R) using the modified prospective method of adoption, so there is no comparable stock option expense in the 2005 results. In 2006, the costs related to stock options are included in segment results.
Restructuring
In response to MMC's changed business environment, we initiated restructuring activities in the fourth quarter of 2004 and first quarter of 2005. The restructuring plans are described in more detail in Note 13 to the consolidated financial statements.
During 2006, net restructuring expenses were $45 million, primarily related to the 2005 restructuring plan. These charges comprise severance and other termination benefits of $14 million, future rent under non-cancellable leases of $25 million and other costs of $6 million. Additional charges of approximately $15 million are expected to be incurred in 2006, as the remaining actions contemplated under the 2005 restructuring plan are completed.
Annual savings of $375 million, relating primarily to the risk and insurance services segment, are expected when the 2005 plan is fully implemented. Approximately $160 million of the expected savings were realized in 2005. Results in 2006 reflect approximately $90 million of savings from the 2005 plan, with the remaining savings of approximately $125 million expected to be realized in the remainder of 2006.

Risk and Insurance Services

(In millions of dollars)	2006	2005

Revenue (a)	$1,473	$1,577
Expense	1,205	1,440

Operating Income	$268	$137

Operating Income Margin	18.2%	8.7%

(a) Investment income/(loss) included in Revenue	$50	$57

Revenue
Revenue in the risk and insurance services segment decreased 7% in the first quarter of 2006 compared with the first quarter of 2005, primarily resulting from a 7% decrease in insurance services revenue. Reinsurance services revenue was essentially unchanged. Underlying revenue for the segment decreased 2%, while the impact of foreign currency exchange rates and dispositions reduced revenue by 5%.
In insurance services, underlying revenue decreased 2% for the quarter, largely due to Marsh resigning from unprofitable accounts and the continued softening of property and casualty premium rates, particularly in Europe. Market services revenue, relating to placements made before October 2004, declined from $32 million in the first quarter of 2005 to $6 million in the first quarter of 2006. Marsh continues to focus on growing profitable revenues. To the extent market and competitive conditions permit, Marsh would expect to benefit from increased client commissions and fees. More broadly, Marsh will seek to enhance revenues by delivering, in addition to its traditional insurance brokerage services, a wide range of risk advisory services and solutions, at prices fairly reflecting the value provided to the client.
Reinsurance services revenue was essentially unchanged from prior year. On an underlying basis, revenue increased 2% for the quarter. New business growth and the impact of higher U.S. property catastrophe premium rates were partly offset by higher risk retention by clients.
Risk Capital Holdings revenue decreased 27% in the first quarter of 2006, due to lower investment gains and elimination of investment management fees following the sale of MMC Capital's business in May 2005. Substantially all of Risk Capital Holdings' revenue in the first quarter of 2006 related to mark-to-market gains on private equity fund investments.
At March 31, 2006, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was approximately $117 million. MMC intends to collect outstanding MSA revenue earned prior to October 1, 2004, and is seeking to enforce its rights under the contracts to collect amounts due. However, there is no assurance that MMC will be successful in collecting all amounts due. To the extent such accrued amounts are not collected, a charge to earnings would result.

Expense
Expenses in the risk and insurance services segment decreased 16% in the first quarter 2006, compared with the same period in the prior year. The decrease in expenses reflects approximately $90 million of cost savings from restructuring activities initiated in the first quarter of 2005; a decrease in restructuring charges from $96 million in 2005 to $19 million in 2006; a decrease of $33 million in legal and regulatory costs related to market services agreements and associated shareholder and policyholder litigation; and a decrease of $15 million in costs related to employee retention awards. Partly offsetting these decreases were costs of $18 million in 2006 related to employee stock options.
In the first three months of 2006 charges of $19 million related to the 2005 restructuring plan were incurred. Additional restructuring charges of approximately $15 million, primarily related to real estate, are expected to be incurred related to the 2005 Plan.
Risk Consulting & Technology

(In millions of dollars)	2006	2005

Revenue	$243	$233
Expense	222	196

Operating Income	$21	$37

Operating Income Margin	8.6%	15.9%

Revenue
Risk consulting and technology revenues increased 4% for the quarter, 6% on an underlying basis. Revenue growth in the corporate advisory and restructuring and in the background screening businesses was partially offset by lower revenue in the electronic discovery business. The revenue decrease in that business resulted from increased pricing pressure in the industry.
Expense
Risk consulting and technology expenses increased 13% in the first quarter of 2006 compared with the same period in the prior year. This increase reflects higher compensation in the corporate advisory and restructuring and the background screening businesses, as well as increased costs for outside services in the background screening business due to a higher volume of business. In addition, 2006 expenses include costs of $1 million related to employee stock options.
Consulting

(In millions of dollars)	2006	2005

Revenue	$1,001	$924
Expense	888	814

Operating Income	$113	$110

Operating Income Margin	11.3%	11.9%

Revenue
Consulting revenue in the first quarter of 2006 increased 8% compared with the same period in 2005. On an underlying basis, revenue increased 10%. Within human resources consulting, underlying revenue growth of 8% reflects double digit growth in retirement and human capital, partly offset by a decline in health and benefits revenue. In specialty consulting, underlying revenue increased 17%, led by a 25% increase in Mercer Oliver Wyman.

Expense
Consulting expenses increased 9% in the first quarter of 2006 compared with the same period in 2005, reflecting higher compensation costs due to an increased volume of business. In addition, expenses in the first quarter of 2006 include costs of $13 million related to employee stock options.
Investment Management

(In millions of dollars)	2006	2005

Revenue (a)	$345	$398
Expense	281	348

Operating Income	$64	$50

Operating Income Margin	18.6%	12.6%
(a) Investment income/(loss) included in Revenue	$5	$1

Revenue
Putnam's revenue decreased 13% in the first quarter of 2006, reflecting a decrease in management fees due to a decline in average assets under management, lower transfer agent service fees and lower transaction fees from private equity investments. Assets under management averaged $190 billion in the first quarter of 2006, a 7% decline from the $204 billion managed in the first quarter of 2005. Assets under management aggregated $189 billion at March 31, 2006, compared with $199 billion at March 31, 2005 and $189 billion at December 31, 2005. Net redemptions of $6.6 billion in the first quarter of 2006 were offset by the impact of market performance. Putnam does not expect a meaningful improvement in outflows during the second quarter of 2006, in part due to the ending of its alliance with its Australian partner.
At the end of the first quarter of 2006 and 2005, assets held in equity securities represented 68% of assets under management and investments in fixed income products represented 32%.
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
Quarter-end and average assets under management are presented below. The categories of mutual fund assets referred to in the table reflect style designations aligned with each fund’s prospectus.

(In billions of dollars)	2006	2005

Mutual Funds:
Growth Equity	$31	$34
Value Equity	37	40
Blend Equity	27	26
Fixed Income	31	35

	126	135

Institutional:
Equity	34	35
Fixed Income	29	29

	63	64

Quarter-end Assets	$189	$199

Assets from Non-US Investors	$32	$35

Average Assets	$190	$204

Components of quarter-to-date change in ending assets under management

Net Redemptions including Dividends Reinvested	$(6.6)	$(9.7)

Impact of Market/Performance	7.0	(4.3)

Expense
Putnam's expenses decreased 19% in the first quarter of 2006 from the same period of 2005. This was due to a decrease in amortization expense for prepaid dealer commissions and a charge of $30 million in the first quarter of 2005. The charge relates to estimated costs to address issues relating to the calculation of certain amounts previously paid to Putnam by Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. Partly offsetting these decreases were costs of $5 million related to employee stock options.
Corporate Expenses
Corporate expenses of $68 million in the first three months of 2006 were $5 million lower than the same period in the prior year. The decrease is due to lower expenses for restructuring costs partially offset by expenses of $3 million related to employee stock options.
In the first quarter of 2005, MMC corporate recorded $49 million of restructuring charges, primarily related to the consolidation of office space in London. In the first quarter of 2006, MMC corporate recorded restructuring charges of $26 million, primarily related to future rent on non-cancellable leases for three floors in its headquarters building in New York already vacated. MMC now expects to vacate an additional 12 floors over the next 18 to 24 months. MMC currently occupies 30 floors, 25 of which it owns and 5 of which it leases. MMC has not yet determined the specific floors that will be vacated, and consequently may have additional charges, or may recognize gains on disposal of certain floors, depending on whether they are leased or owned.

Interest
Interest income earned on corporate funds amounted to $16 million in the first quarter of 2006, an increase of $7 million from the first quarter of 2005. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2006 compared with the prior year. Interest expense of $78 million in the first quarter of 2006 increased from $69 million in the first quarter of 2005. The increase in interest expense is primarily due to an increase in the average cost of debt compared with the prior year.
Income Taxes
MMC's consolidated effective tax rate was 28.6% in the first quarter of 2006, a decrease from 34.8% in the first quarter of 2005. The decrease in the effective tax rate was primarily due to the favorable resolution of tax issues in certain jurisdictions. The effective tax rate on ongoing operations is expected to be 35% for the remainder of 2006.
Liquidity and Capital Resources
Operating Cash Flows
MMC used $517 million of cash for operations for the three months ended March 31, 2006, compared with $550 million of cash used for operations for the same period in 2005. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. MMC's cash flow from operations is typically negative in the first quarter of each year, resulting from the payment of accrued incentive compensation.
As discussed in Note 15 to the consolidated financial statements, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions they had commenced against MMC and Marsh in October 2004. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million fund to compensate policyholder clients, of which the first $255 million was paid to the fund on June 1, 2005. An additional $255 million must be paid on or before June 1, 2006, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. These amounts are included in Regulatory Settlements on the Consolidated Balance Sheets.
Financing Cash Flows
Net cash used by financing activities increased to $129 million for the period ended March 31, 2006 from $65 million for the same period in 2005, largely due to a reduction of debt.
MMC paid dividends of approximately $93 million ($0.17 per share) in the first quarter of 2006. MMC made no share repurchases in 2005 or in the first quarter of 2006.
In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility, which will expire in December 2010, replaces MMC's $1.0 billion and $700 million revolving credit facilities which were scheduled to expire in 2007 and 2009, respectively. At March 31, 2006, approximately $435 million was outstanding under the facility.
In September 2005, MMC issued $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015. The net proceeds were used to pay down a $1.3 billion term loan facility.

Also in September 2005, MMC entered into a 30-year, $475 million mortgage loan agreement on its headquarters building in New York City at a fixed annual rate of 5.7%, refinancing an existing $200 million, 9.8% mortgage. The incremental proceeds, net of $34 million of mortgage prepayment costs, were used to pay down outstanding short-term debt.
MMC's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's. MMC's short term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. MMC carries a negative outlook from both Moody's and Standard & Poor's.
Investing Cash Flows
Cash provided by investing activities amounted to $211 million in the first three months of 2006 compared to cash provided of $136 million for the same period in 2005. Cash generated by the sale of SCMS totaled $326 million in 2006. Cash used for acquisitions in the first quarter of 2006 totaled $78 million versus $29 million for the same period in the prior year. Remaining deferred cash payments of $94 million for acquisitions completed in the first quarter of 2006 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2006.
MMC's additions to fixed assets and capitalized software, which amounted to $66 million in the first three months of 2006 and $86 million in the three months of 2005, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
MMC has committed to potential future investments of approximately $295 million in connection with various private equity funds and other MMC investments. Commitments of $111 million relate to Trident III, which was formed in 2003. The remaining commitments relate to other funds managed by Stone Point (approximately $83 million) and Putnam through Thomas H. Lee Partners ("THL") (approximately $101 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $35-$50 million per year. The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by Stone Point related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident II will continue to harvest its remaining portfolio in 2006 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.
Putnam has investment commitments of $101 million for three active THL funds, of which approximately $46 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. In April 2006, Putnam committed to invest up to $50 million in a new THL fund.
There were no funds invested in the first three months of 2006 related to the commitments discussed above.

Market Risk
Certain of MMC’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
Commitments and Obligations
MMC’s contractual obligations were comprised of the following as of March 31, 2006 (in millions of dollars):

	Payment due by Period
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Bank Borrowings-International	$471	$303	$168	$—	$—
Current portion of long-term debt	576	576	—	—	—
Long-term debt	4,374	—	772	965	2,637
NYAG/NYSID settlement	595	255	340	—	—
Net operating leases	3,233	452	732	534	1,515
Service agreements	165	58	67	40	—
Other long-term obligations	120	57	63	—	—

Total	$9,534	$1,701	$2,142	$1,539	$4,152

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
Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds including the Trident funds. Publicly traded investments of $143 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $65 million and $386 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A significant number of lawsuits and regulatory proceedings are pending. See Note 15 to the Consolidated Financial Statements.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The information set forth in Note 15 to the Consolidated Financial Statements provided in Part I of this Report is incorporated herein by reference.
Item 1A. Risk Factors.
     MMC and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, should be carefully considered in evaluating MMC and its subsidiaries. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones facing MMC and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth information regarding MMC’s purchases of its common stock on a monthly basis during the first quarter of 2006. Share repurchases are recorded on a trade date basis.
Issuer Repurchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum
			Shares	Number of
	(a)		Purchased as	Shares that May
	Total	(b)	Part of Publicly	Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs
January 1, 2006 - January 31, 2006	0	—	0	49,904,636
February 1, 2006 – February 28, 2006	0	—	0	49,904,636
March 1, 2006 - March 31, 2006	0	—	0	49,904,636

Total	0	—	0	49,904,636

(1)	On March 18, 1999, MMC's board of directors authorized the repurchase of up to 40 million shares of MMC's common stock, and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations. While MMC made no share repurchases in 2005 or in the first quarter of 2006, in previous years MMC has repurchased, and in the future may repurchase, shares of its common stock, in the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC's various stock compensation and benefit programs. The timing and level of MMC's share repurchase activity may be affected by MMC's priorities relating to the use of its cash flows for a variety of purposes. These purposes may include, in addition to share repurchases, the funding of dividends, investments, pension contributions and debt reduction.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     In March 2006, the Compensation Committee of MMC's Board of Directors approved Long-Term Incentive Awards to be granted pursuant to MMC's 2000 Senior Executive Incentive and Stock Award Plan and 2000 Employee Incentive and Stock Award Plan. Long-Term Incentive Awards are comprised of one or more of the following types of equity-based awards: performance-contingent stock options; restricted stock units; and performance-based restricted stock units. Filed as Exhibit 10.1 to this Report is the Form of Long-Term Incentive Award.
Item 6. Exhibits.

10.1	Form of Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

/s/ Michele M. Burns
Executive Vice President and
Chief Financial Officer
Date: May 9, 2006

EXHIBIT INDEX

Exhibit No.                Exhibit Name

10.1	Form of Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications