Form 10-Q
period 2006-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2006-08-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended June  30, 2006
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.       (Check one):
Large Accelerated Filer __X__      Accelerated Filer _____      Non-Accelerated Filer _____
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     As of July 31, 2006, there were outstanding 550,392,261 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: future actions by our management or regulators; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure; the impact of acquisitions and dispositions; and MMC’s cash flow and liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•

the economic and reputational impact of: litigation and regulatory proceedings brought by federal and state regulators and law enforcement authorities concerning our insurance and reinsurance brokerage and investment management operations (including the complaints relating to market service agreements and other matters filed by, respectively, the New York Attorney General’s office in October 2004, the Connecticut Attorney General’s office in January 2005 and the Florida Attorney General’s office and Department of Financial Services in March 2006, and proceedings relating to market-timing matters at Putnam); and class actions, derivative actions and individual suits filed by policyholders and shareholders in connection with the foregoing;

•

in light of Marsh’s elimination of contingent commission arrangements in late 2004, our ability to achieve profitable revenue growth in our risk and insurance services segment by providing both traditional insurance brokerage services and additional risk advisory services;

•	our ability to retain existing clients and attract new business, particularly in our risk and insurance services segment, and our ability to retain key employees;

•	period-to-period revenue fluctuations in risk and insurance services relating to the net effect of new and lost business production and the timing of policy inception dates;

•

the impact on risk and insurance services commission revenues of changes in the availability of, and the premiums insurance carriers charge for, insurance and reinsurance products, including the impact on premiums attributable to catastrophic events such as hurricanes;

•

the impact on renewals in our risk and insurance services segment of pricing trends in particular insurance markets, fluctuations in the general level of economic activity and decisions by insureds with respect to the level of risk they will self-insure;

•	the impact on our consulting segment of pricing trends and utilization rates;

•

the actual and relative investment performance of Putnam’s mutual funds and institutional and other advisory accounts, and the extent to which Putnam reverses its recent net redemption experience, increases assets under management and maintains management and administrative fees at historical levels;

•	our ability to implement our restructuring initiatives and otherwise reduce or control expenses and achieve operating efficiencies;

•	the impact of competition, including with respect to pricing and the emergence of new competitors;

•	the impact of increasing focus by regulators, clients and others on potential conflicts of interest, particularly in connection with the provision of consulting and investment advisory services;

•	fluctuations in the value of Risk Capital Holdings’ investments in individual companies and investment funds;

•	our ability to make strategic acquisitions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

•	our exposure to potential liabilities arising from errors and omissions claims against us;

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

The factors identified above are not exhaustive. MMC and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, MMC cautions readers not to place undue reliance on its forward-looking statements, which speak only as of the dates on which they are made.

MMC undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning MMC and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in MMC’s filings with the Securities and Exchange Commission.

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share figures)	2006	2005	2006	2005

Revenue:
Service revenue	$2,952	$2,926	$5,921	$5,939
Investment income (loss)	28	51	84	108

Operating revenue	2,980	2,977	6,005	6,047

Expense:
Compensation and benefits	1,802	1,760	3,551	3,617
Other operating expenses	841	924	1,719	1,876

Operating expenses	2,643	2,684	5,270	5,493

Operating income	337	293	735	554

Interest income	13	11	29	20

Interest expense	(78)	(73)	(156)	(142)

Income before income taxes and minority interest	272	231	608	432

Income taxes	96	69	192	139

Minority interest, net of tax	3	2	5	4

Income from Continuing Operations	173	160	411	289

Discontinued Operations, Net of Tax	(1)	6	177	11

Net income	$172	$166	$588	$300

Basic income per share - Continuing Operations	$0.32	$0.30	$0.75	$0.54

- Net Income	$0.31	$0.31	$1.07	$0.56

Diluted income per share - Continuing Operations	$0.31	$0.30	$0.73	$0.54

- Net Income	$0.31	$0.31	$1.05	$0.56

Average number of shares outstanding-Basic	549	535	548	533

Average number of shares outstanding-Diluted	555	538	555	537

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.51

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(In millions of dollars)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,375	$2,020

Receivables
Commissions and fees	2,625	2,407
Advanced premiums and claims	103	117
Other	361	363

	3,089	2,887
Less-allowance for doubtful accounts and cancellations	(168)	(157)

Net receivables	2,921	2,730

Assets of discontinued operations	53	153
Other current assets	353	359

Total current assets	4,702	5,262

Goodwill and intangible assets	7,816	7,773

Fixed assets (net of accumulated depreciation and amortization of $1,620 at June 30, 2006 and $1,724 at December 31, 2005)	1,122	1,178

Long-term investments	329	277
Prepaid pension	1,639	1,596
Other assets	1,829	1,806

	$17,437	$17,892

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(In millions of dollars)	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$699	$498
Accounts payable and accrued liabilities	1,704	1,733
Regulatory settlements - current portion	236	333
Accrued compensation and employee benefits	928	1,413
Accrued income taxes	39	192
Dividends payable	94	93
Liabilities of discontinued operations	170	89

Total current liabilities	3,870	4,351

Fiduciary liabilities	4,228	3,795
Less — cash and investments held in a fiduciary capacity	(4,228)	(3,795)

	—	—
Long-term debt	4,533	5,044
Regulatory settlements	172	348
Pension, postretirement and postemployment benefits	1,228	1,180
Other liabilities	1,618	1,609

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2006 and December 31, 2005	561	561
Additional paid-in capital	1,088	1,143
Retained earnings	5,387	4,989
Accumulated other comprehensive loss	(625)	(756)

	6,411	5,937

Less — treasury shares, at cost, 10,989,109 shares at June 30, 2006 and 15,057,704 shares at December 31, 2005	(395)	(577)

Total stockholders’ equity	6,016	5,360

	$17,437	$17,892

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2006	2005
(In millions of dollars)

Operating cash flows:
Net income	$588	$300
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	178	209
Amortization of intangible assets	54	52
Provision (benefit) for deferred income taxes	103	58
Gains on investments	(86)	(108)
Gain on disposal of discontinued operations	(170)	—
Accrual of stock-based compensation, resulting from adoption of SFAS 123(R)	67	—
Changes in assets and liabilities:
Net receivables	(163)	(79)
Other current assets	(23)	46
Other assets	(101)	118
Accounts payable and accrued liabilities	(110)	(195)
Accrued compensation and employee benefits	(482)	(430)
Accrued income taxes	(177)	(41)
Other liabilities	(124)	(253)
Effect of exchange rate changes	71	(54)

Net cash used for operations	(375)	(377)

Financing cash flows:
Net increase in commercial paper	—	216
Proceeds from issuance of debt	253	12
Other repayments of debt	(559)	(499)
Issuance of common stock	116	210
Dividends paid	(186)	(180)

Net cash used for financing activities	(376)	(241)

Investing cash flows:
Capital expenditures	(128)	(157)
Net sales of long-term investments	(64)	250
Proceeds from sales related to fixed assets and capitalized software	6	35
Dispositions	364	—
Acquisitions	(88)	(65)
Other, net	31	45

Net cash provided by investing activities	121	108

Effect of exchange rate changes on cash and cash equivalents	4	(30)

Decrease in cash and cash equivalents	(626)	(540)
Cash and cash equivalents at beginning of period	2,033	1,396

Cash and cash equivalents at end of period	1,407	856

Cash and cash equivalents - reported as discontinued operations	(32)	(17)

Cash and cash equivalents - continuing operations	$1,375	$839

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Nature of Operations

Marsh & McLennan Companies, Inc. ("MMC"), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC operates in four principal business segments: risk and insurance services; risk consulting and technology; consulting; and investment management.

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

The consulting segment provides advice and services to the managements of organizations in the areas of: Human Resource Consulting, comprising retirement and investment consulting, HR services and investments, health and benefits and human capital; and Specialty Consulting, comprising management consulting, organization change, and economic consulting.

The investment management segment primarily provides securities investment advisory, distribution, and administrative services for institutional accounts and a group of publicly held investment companies.

2.	Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosure presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC's Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six-month periods ended June 30, 2006 and 2005.

The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC's holdings in certain private equity funds. MMC's investments may include seed shares for investment products, direct investments in insurance, consulting or investment management companies and investments in private equity funds.

3.	Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $85 million and $71 million for the six-month periods ended June 30, 2006 and 2005, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. At June 30, 2006, Putnam managed the investment of approximately $1.2 billion of the fiduciary assets.

Net uncollected premiums and claims and the related payables amounted to $10.1 billion at June 30, 2006 and $10.4 billion at December 31, 2005. MMC is not a principal to the contracts under which the rights to receive premiums or reimbursement of insured losses arise. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4.	Per Share Data

Basic net income per share and income from continuing operations per share is calculated by dividing net income by the weighted average number of shares of MMC's common stock outstanding, excluding unvested restricted stock. Diluted net income per share and income from continuing operations per share is calculated by reducing income for the potential minority interest expense associated with unvested shares under the Putnam Equity Partnership Plan, discussed further in Note 10, and adding back dividend equivalent expense related to common stock equivalents, to the extent recognized in earnings. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. A reconciliation of income from continuing operations to income from continuing operations for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items related to the calculation of diluted net income per share are the same as for continuing operations.

	Three Months Ended		Six Months Ended
(In millions, except average share prices)	June 30,		June 30,
	2006	2005	2006	2005

Income from continuing operations	$173	$160	$411	$289
Less: Potential minority interest associated with the Putnam Class B Common Shares	(3)	—	(5)	—

Income from continuing operations for diluted earnings per share	$170	$160	$406	$289

Basic weighted average common shares outstanding	549	535	548	533
Dilutive effect of potentially issuable common shares	6	3	7	4

Diluted weighted average common shares outstanding	555	538	555	537

Average stock price used to calculate common stock equivalents	$28.79	$28.79	$29.78	$30.12

5.	Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the six-month periods ended June 30, 2006 and 2005.

(In millions of dollars)	2006	2005

Interest paid	$147	$131
Income taxes paid	$289	$118

6.	Comprehensive Income
The components of comprehensive income for the six-month periods ended June 30, 2006 and 2005 are as follows:

(In millions of dollars)	2006	2005

Foreign currency translation adjustments	$142	$(228)
Unrealized investment holding (losses) gains net of income taxes	(2)	13
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	(12)	(68)
Minimum pension liability adjustment	3	(5)

Other comprehensive income (loss)	131	(288)
Net income	588	300

Comprehensive income	$719	$12

7.	Acquisitions and Dispositions

During the first six months of 2006, MMC made seven acquisitions, for total purchase consideration of $93 million. The allocation of purchase consideration resulted in acquired goodwill which, along with contingent purchase consideration from prior acquisitions, amounted to $90 million as of June 30, 2006. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment based on internal or external valuations as purchase accounting is finalized.

In January 2006, MMC sold its majority interest in Sedgwick CMS Holdings ("SCMS"), a provider of claims management and associated productivity services. The gain on sale, including the gain on MMC's indirect investment in SCMS through the Trident II private equity fund, is included in discontinued operations.

During the first six months of 2005, MMC made four acquisitions, for total purchase consideration of $76 million. The allocation of purchase consideration resulted in acquired goodwill of $60 million through June 30, 2005.

In May 2005, MMC sold the assets of MMC Capital, its private equity manager, to Stone Point Capital LLC, a company controlled by the former managers of MMC Capital. Stone Point has assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC does not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC continues to own direct investments in insurance and financial services companies, including Ace Ltd., XL Capital Ltd. and Axis Capital Holdings Ltd., as well as its investments in the Trident Funds and other funds managed by Stone Point.

In July 2004, MMC acquired Kroll Inc. ("Kroll"), the world's leading risk mitigation services firm, in an all-cash $1.9 billion transaction in which Kroll shareholders received $37 for each outstanding share of Kroll common stock owned. The estimated fair value of assets and liabilities recorded in the financial statements are as follows: net tangible assets of $46 million, identified intangible assets of $336 million, and goodwill of $1.6 billion.

The following unaudited pro-forma financial data gives effect to the acquisition of Kroll, as if it occurred on January 1 of each period presented. The pro-forma information adjusts for the effects of such items as amortization of acquired intangibles, incremental financing costs related to the acquisition and costs related to vesting of stock-based compensation, professional fees and debt extinguishment resulting from the transaction. The pro-forma results also include the pro-forma effects of acquisitions made by Kroll prior to Kroll's acquisition by MMC. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisition had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

Year Ended December 31,
(In millions, except per share data)	2004	2003

Revenue	$ 12,123	$ 11,742

Income from continuing operations	$ 59	$ 1,491

Net income	$ 79	$ 1,507

Net income per share:
Basic	$ 0.15	$ 2.83
Diluted	$ 0.15	$ 2.75

8.	Discontinued Operations

MMC sold Crump Group, Inc., its U.S.-based wholesale insurance broker, during the fourth quarter of 2005, and its majority interest in SCMS, a provider of claims management and associated productivity services, on January 31, 2006. The account balances and activities of these entities are presented as discontinued operations in the accompanying consolidated financial statements.

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The 2006 results of Price Forbes, which include a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations in the consolidated statement of income and consolidated balance sheet. The results of Price Forbes were insignificant to MMC's 2005 results and therefore, prior year amounts have not been restated.

All of the entities classified as discontinued operations were part of MMC's Risk and Insurance Services segment.

Summarized Statements of Income data for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of dollars)	2006	2005	2006	2005

Total Revenue	$52	$119	$97	$231

Income (loss) before provision for income tax	(2)	11	1	20
Provision for income tax	(1)	5	—	9

Income (loss) from discontinued operations, net of tax	(1)	6	1	11

Gain on disposal of discontinued operations	—	—	306	—
Provision for income tax	—	—	130	—

Gain on disposal of discontinued operations, net of tax	—	—	176	—

Discontinued operations, net of tax	$(1)	$6	$177	$11

Summarized Balance Sheet data for discontinued operations is as follows:

(In millions of dollars)	June 30, 2006	December 31, 2005
Assets of discontinued operations:
Current assets	$31	$40
Fixed assets, net	—	31
Goodwill and intangible assets	18	78
Other assets	4	4
Total assets of discontinued operations	$53	$153

Liabilities of discontinued operations	$170	$89

9.	Goodwill and Other Intangibles

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. In connection with MMC's annual impairment tests in the third quarter of 2005, it was determined that such assets were not impaired.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2006	2005

Balance as of January 1	$7,246	$7,459
Goodwill acquired	90	60
Transfer of intangible assets (purchase accounting adjustment)	—	(37)
Disposals	(7)	—
Other adjustments (primarily foreign exchange)	27	(82)

Balance as of June 30	$7,356	$7,400

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.7 billion; Risk Consulting & Technology, $1.8 billion; Consulting, $1.7 billion; and Investment Management, $125 million.

The goodwill balance at June 30, 2006 and December 31, 2005 includes approximately $125 million of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. The gross cost and accumulated amortization by major intangible asset class is as follows:

	June 30, 2006			December 31, 2005
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In millions of dollars)	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer and marketing related	$627	$233	$394	$638	$191	$447
Future revenue streams related to existing private equity funds	200	134	66	200	125	75

Total amortized intangibles	$827	$367	$460	$838	$316	$522

Aggregate amortization expense for the six months ended June 30, 2006 and 2005 was $54 million and $52 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years
Ending December 31,	Estimated
(In millions of dollars)	Expense

2006 (includes amounts incurred through June 30)	$92
2007	$72
2008	$66
2009	$57
2010	$43

10.	Stock Benefit Plans

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

MMC's income before income taxes for the three and six-months ended June 30, 2006 is $27 million and $67 million, respectively, lower than if it had continued to account for share-based payment arrangements under APB 25 ($18 million for the quarter and $44 million year-to-date after-tax.) The impact on both basic and diluted earnings per share is $0.03 for the quarter and $0.08 year-to-date.

If compensation cost for MMC's share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 for the three and six-months ended June 30, 2005, MMC's net income and net income per share for the period would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net Income:
As reported	$166	$300
Adjustment for fair value method, net of tax	(40)	(69)

Pro forma net income	$126	$231

Net Income Per Share:
Basic:
As reported	$0.31	$0.56
Pro forma	$0.23	$0.43
Diluted:
As reported	$0.31	$0.56
Pro forma	$0.23	$0.43

The pro forma information reflected above includes stock options issued under MMC's incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC's stock purchase plan. In addition, the pro forma information reflected above for the three and six months ended June 30, 2005 is based on recognizing the costs of employee stock option awards granted to retiree-eligible individuals over the full vesting term of the award. If the costs of employee stock option awards granted to retiree-eligible individuals had been recognized for these individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants, pro forma net income for the three and six-months ended June 30, 2005 would have amounted to $129 million and $228 million, respectively.

MMC Incentive and Stock Award Plans

Beginning with awards granted in 2006, awards to senior executives and other employees may consist of up to three different equity vehicles: market condition stock options, three-year performance-based restricted stock units and three-year service-based restricted stock units. The stock options are similar to those granted in 2005 and provide for a market-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of MMC's stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. MMC accounts for these awards under SFAS 123(R) as market-condition options. The effect of the market condition is reflected in the grant-date fair value of such awards. Compensation cost is recognized when the requisite service is rendered and is not adjusted if the market condition is not met.

The payout of performance-based restricted stock units (payable in shares of MMC common stock) may range from 0–200% of the number of units granted, based on the achievement of objective, pre-determined MMC or operating company performance measures over a three-year performance period. MMC accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest. Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are paid on both performance-based and service-based restricted stock units prior to payout, based on the initial grant amount.

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

The target asset allocation for the U.S. Plan is 70% equities and 30% fixed income, and for the U.K. Plan, which comprises approximately 85% of non-U.S. Plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. Plan was 74% to equities and 26% to fixed income, and for the U.K. Plan was 58% to equities and 42% to fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:
Combined U.S. and significant non-U.S. Plans

For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$55	$61	$2	$3
Interest cost	120	119	4	6
Expected return on plan assets	(170)	(161)	—	—
Amortization of prior service credit	(13)	(10)	(3)	—
Recognized actuarial loss	61	45	1	1

Net Periodic Benefit Cost	53	54	4	10
Curtailment loss	—	—	—	—
Settlement loss	—	—	—	—
Special termination benefits	1	1	—	—

Total Expense	$54	$55	$4	$10

Combined U.S. and significant non-U.S. Plans

For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$110	$126	$3	$6
Interest cost	236	239	8	12
Expected return on plan assets	(336)	(324)	—	—
Amortization of prior service credit	(26)	(19)	(7)	(1)
Recognized actuarial loss	116	90	2	2

Net Periodic Benefit Cost	100	112	6	19
Curtailment loss	3	—	—	—
Settlement loss	5	1	—	—
Special termination benefits	4	4	—	—

Total Expense	$112	$117	$6	$19

U.S. Plans only

For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$20	$22	$1	$3
Interest cost	46	44	3	5
Expected return on plan assets	(63)	(58)	—	—
Amortization of prior service credit	(14)	(10)	(3)	—
Recognized actuarial loss	26	20	1	1

Net Periodic Benefit Cost	$15	$18	$2	$9

U.S. Plans only

For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$41	$45	$2	$6
Interest cost	91	88	6	10
Expected return on plan assets	(126)	(116)	—	—
Amortization of prior service credit	(27)	(19)	(7)	(1)
Recognized actuarial loss	48	39	2	2

Net Periodic Benefit Cost	$27	$37	$3	$17

Significant non-U.S. Plans

For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$35	$39	$1	$—
Interest cost	74	75	1	1
Expected return on plan assets	(107)	(103)	—	—
Amortization of prior service cost	1	—	—	—
Recognized actuarial loss	35	25	—	—

Net Periodic Benefit Cost	38	36	2	1
Curtailment loss	—	—	—	—
Settlement loss	—	—	—	—
Special termination benefits	1	1	—	—

Total Expense	$39	$37	$2	$1

Significant non-U.S. Plans

For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$69	$81	$1	$—
Interest cost	145	151	2	2
Expected return on plan assets	(210)	(208)	—	—
Amortization of prior service cost	1	—	—	—
Recognized actuarial loss	68	51	—	—

Net Periodic Benefit Cost	73	75	3	2
Curtailment loss	3	—	—	—
Settlement loss	5	1	—	—
Special termination benefits	4	4	—	—

Total Expense	$85	$80	$3	$2

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted average assumptions:
Expected return on plan assets	8.4%	8.4%	—	—
Discount rate	5.1%	5.5%	5.6%	5.9%
Rate of compensation increase	3.8%	3.6%	—	—

12.	Debt

MMC’s outstanding debt is as follows:

	June 30,	December 31,
(In millions of dollars)	2006	2005

Short-term:
Bank borrowings - International	$185	$429
Current portion of long-term debt	514	69

	699	498

Long-term:
Senior notes — 7.125% due 2009	399	399
Senior notes — 5.375% due 2007 (4.0% effective interest rate)	506	508
Senior notes — 6.25% due 2012 (5.1% effective interest rate)	263	264
Senior notes — 3.625% due 2008	249	249
Senior notes — 4.850% due 2013	249	249
Senior notes — 5.875% due 2033	295	295
Senior notes — 5.375% due 2014	647	647
Senior notes — 3 year floating rate note due 2007 (5.19% at June 30, 2006)	499	499
Senior notes — 5.15% due 2010	547	547
Senior notes — 5.75% due 2015	745	745
Mortgage — 5.701% due 2035	470	473
Notes payable — 7.68% due 2006	—	60
Bank borrowings — International	169	168
Other	9	10

	5,047	5,113
Less current portion	514	69

	$4,533	$5,044

The weighted average interest rates on MMC's outstanding short-term debt at June 30, 2006 and December 31, 2005 are 4.7% and 6.0%, respectively.

In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. It replaces MMC's $1.0 billion and $700 million revolving credit facilities, which were scheduled to expire in 2007 and 2009, respectively. The interest rate on this facility varies based upon the level of usage of the facility and MMC's credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios tested quarterly. At June 30, 2006, approximately $320 million was outstanding under this facility.

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

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC's business environment (the "2005 Plan"). In connection with the 2005 Plan, MMC incurred restructuring charges of $27 million and $72 million in the three and six-months ended June 30, 2006, respectively. Of these amounts, $26 million and $45 million were incurred in risk and insurance services and $1 million and $27 million were incurred in Corporate. Utilization of the 2005 Plan charges is summarized as follows:

				Additions/
	Accrued	Utilized	Utilized	Changes in	Remaining
	in	in	in	Estimates	Liability at
(In millions of dollars)	2005	2005	2006	2006	6/30/06

Severance and benefits	$197	$(128)	$(63)	$36	$42
Future rent on non-cancelable leases	114	(37)	(28)	29	78
Other exit costs (credits)	(1)	12 (a)	—	7	18

	$310	$(153)	$(91)	$72	$138

(a)	Reflects approximately $36 million of payments received on the disposals of small commercial accounts and other dispositions.
Actions under the 2005 Plan are substantially completed as of June 30, 2006.
2004 Plan
In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC's business environment (the "2004 Plan"). Utilization of the 2004 Plan charges is summarized as follows:

(In millions of dollars)	Accrued in 2004	Utilized in 2004	Utilized in 2005	Additions/ Changes in Estimates 2005	Utilized in 2006	Remaining Liability at 6/30/06
Severance and benefits	$273	$(48)	$(194)	$(1)	$(22)	$8
Future rent on non-cancelable leases	28	(1)	(17)	(2)	(3)	5
Lease termination costs	18	—	(2)	1	—	17
Other exit costs	18	(10)	(8)	5	—	5
Total amortized intangibles	$337	$(59)	$(221)	$3	$(25)	$35
The expenses associated with the 2005 Plan and the 2004 Plan are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

14.	Common Stock

MMC made no share repurchases during 2005 and the first six months of 2006. In previous years MMC has repurchased, and in the future may repurchase, shares of its common stock, in the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC's various stock compensation and benefit programs. The timing and level of MMC's share repurchase activity may be affected by MMC's priorities relating to the use of its cash flows for a variety of purposes. These purposes may include, in addition to share repurchases, the funding of dividends, investments, pension contributions and debt reduction.

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

On October 25, 2004, NYAG announced that it would not bring criminal charges against Marsh. The Settlement Agreement does not resolve any investigation, proceeding or action commenced by NYAG or NYSID against any former or current employees of Marsh. As part of the Settlement Agreement, Marsh apologized for the improper conduct of certain employees. Marsh also agreed to continue to cooperate with NYAG and NYSID in connection with their ongoing investigations of the insurance industry, and in any related proceedings or actions. Since the filing of the NYAG lawsuit, 12 former Marsh employees have pleaded guilty to criminal charges relating to the matters under investigation. On September 15, 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. NYAG has indicated that its investigation of the insurance industry is continuing. Trial against the remaining seven defendants is scheduled for January 2007.

Related Litigation

As of August 7, 2006, numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

•

Various putative class actions purportedly brought on behalf of policyholders were filed in or removed to several federal courts across the country. All of these federal putative class actions were transferred to the District of New Jersey for coordination or consolidated pretrial proceedings (the "MDL Cases"). As of August 7, 2006, there are 18 pending MDL Cases.

On August 1, 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of "commercial" policyholders and the second on behalf of a purported class of "employee benefit" policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations (“RICO”) Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys' fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification. On November 29, 2005, MMC and the other defendants moved to dismiss the two consolidated amended complaints. On February 16, 2006, the plaintiffs moved for class certification.

Five class or representative actions on behalf of policyholders are pending in state courts. Recently, one state class action was voluntarily dismissed by plaintiffs without prejudice. There are also 23 actions brought by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit, and additional policyholder suits may be filed. MMC expects that all policyholder actions filed in the U.S. federal courts will be transferred to the District of New Jersey as described above. In addition, two putative class actions and one individual policyholder action are pending in Canada.

•

On January 21, 2005, the State of Connecticut brought an action against Marsh in the Connecticut Superior Court. The State alleged that Marsh violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for Connecticut’s Department of Administrative Services. On September 21, 2005, the State amended its complaint to assert additionally that Marsh violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums. The State also claims that Marsh improperly accepted contingent commissions and concealed these commissions from its clients. Following Marsh’s motion to stay this action pending the outcome of the MDL Cases, on June 12, 2006, the Court granted the motion to stay in part, staying all discovery and the filing of any summary judgment motions until early January 2007. On July 3, 2006, the State filed a proposed second amended complaint which would eliminate portions of the State's antitrust claim and add new common law claims for negligent misrepresentation and breach of fiduciary duty.

•

On March 14, 2006, the State of Florida brought an action against Marsh in Florida state court, alleging that Marsh violated Florida’s RICO and antitrust laws by engaging in bid rigging and other improper conduct which inflated insurance premiums, and by receiving undisclosed additional compensation. The complaint alleges that these actions caused damage to the State, Florida governmental entities and Florida businesses and residents, and seeks the forfeiture of all undisclosed compensation, treble damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief. Marsh has moved to stay this action pending the outcome of the MDL cases.

•

Four purported class actions on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. On January 26, 2005, the Court issued an order consolidating these complaints into a single proceeding (the “MMC SDNY Securities Case”) and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. On April 19, 2005, the co-lead plaintiffs filed a consolidated complaint naming MMC, Marsh Inc., MMC’s independent registered public accounting firm and twenty present and former directors and officers of MMC and certain affiliates as defendants. The purported class period in the consolidated complaint extends from October 14, 1999 to October 13, 2004.

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

The consolidated complaint includes factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at Mercer and Putnam and alleged conflicts of interest associated with MMC’s former private equity subsidiary, MMC Capital. The consolidated complaint includes claims for violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. In addition, the consolidated complaint includes claims for common law fraud and deceit, negligent misrepresentation, and violations of state securities laws, which are being asserted on behalf of a subclass of municipal and state pension funds. The consolidated complaint seeks unspecified compensatory damages and attorneys’ fees.

All defendants filed motions to dismiss the consolidated complaint. On July 19, 2006, the Court granted in part and denied in part those motions. The Court dismissed the Section 18 and Section 15 claims against Marsh Inc. and MMC, as well as all common law and state statutory securities law claims. The claims against MMC’s independent registered public accounting firm and all but two of the individual defendants were dismissed in their entirety. The Court has allowed the plaintiffs until August 18, 2006 to attempt to reinstate the dismissed claims by submitting a further amended complaint.

•

Four individual shareholder actions have been filed against MMC and others in various state courts. MMC and other defendants removed these four actions to federal court. Two actions have since been remanded to state court. One other has been transferred for inclusion in the MMC SDNY Securities Case, and the defendants in the fourth case have moved to transfer that case to the Southern District of New York as well. On July 19, 2006, MMC’s motion to dismiss one of the state court actions was denied.

•

A number of shareholder derivative actions are pending against MMC’s current and former directors and officers. Five actions in the Court of Chancery of the State of Delaware have been consolidated as a single action (the “Delaware Derivative Action”). Five actions in the United States District Court for the Southern District of

New York have been consolidated as a single action (the “Federal Derivative Action”). One action is pending in the New York Supreme Court for New York County. These shareholder derivative actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their alleged breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. The Delaware Derivative Action is stayed pending final resolution of the motions to dismiss the MMC SDNY Securities Case. The derivative action pending in the New York Supreme Court has been stayed pending resolution of the Federal Derivative Action. On June 12, 2006, the court in the Federal Derivative Action approved a stipulation to stay the Federal Derivative Action in favor of the Delaware Derivative Action.

On August 24, 2005, two purported stockholders of MMC filed an action in the Delaware Court of Chancery, allegedly on behalf of MMC and Marsh Inc., naming MMC’s independent registered public accounting firm as a defendant and alleging claims of breach of professional duty, aiding and abetting and breach of contract against such firm in connection with actions taken by its personnel with respect to MMC and its subsidiaries. The parties to this derivative action have agreed that it will remain stayed pending final resolution of the motions to dismiss the MMC SDNY Securities Case.

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

•

On February 23, 2005, the plaintiffs in a shareholder derivative suit pending in the Delaware Court of Chancery (the “AIG Delaware Suit”) against the directors and officers of American International Group, Inc. (“AIG”) filed a consolidated complaint which, as subsequently amended, names as additional defendants MMC, Marsh Inc., Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Corporate Defendants”), MMC’s former CEO, and five former Marsh employees who have pleaded guilty to certain criminal charges (the former CEO and former employees, together with the MMC Corporate Defendants, the “MMC Defendants”). This action alleges, among other things, that the MMC Defendants, certain AIG employees and others engaged in conspiracy and common law fraud with respect to the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid rigging and kickback schemes, and that AIG was harmed thereby. This action further alleges that the MMC Corporate Defendants aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct described in the NYAG Lawsuit and that the MMC Corporate Defendants were unjustly enriched. The consolidated complaint asserts that the MMC Defendants are liable to AIG for damages and also seeks the return of all contingent commission payments made by AIG to the MMC Corporate Defendants.

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

Both the AIG Delaware Suit and the AIG Federal Suit are stayed by orders of the respective courts. In addition, plaintiffs’ counsel in a federal securities fraud purported class action against AIG and others (to which MMC is not a party) relating to price declines in AIG’s stock has indicated that plaintiffs may assert claims against MMC in that action.

•

On May 13, 2005, the plaintiffs in a purported securities fraud class action suit pending in the United States District Court for the Southern District of New York against Axis Capital Holdings Limited (“Axis”) and certain of its officers filed a consolidated complaint that named MMC, among others, as an additional defendant. This purported class action is on behalf of all persons and entities that purchased or acquired Axis’s publicly traded common stock during a purported class period from August 6, 2003 to October 14, 2004. The complaint alleges violations of federal securities laws in connection with defendants’ purported failure to disclose alleged improper business practices concerning incentive commission payments by Axis to (among others) Marsh Inc. With regard to MMC, the complaint also alleges that various entities and partnerships managed by or associated with MMC Capital sold Axis common stock to members of the purported class knowing of the alleged inflated valuation of such stock, and seeks damages for alleged violations of federal securities laws. MMC and the other defendants have moved to dismiss this action.

Related Regulatory Matters

•

Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other state and federal governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. As of August 7, 2006, offices of attorneys general in 22 jurisdictions have issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests have been received from departments of insurance or other state agencies in 38 jurisdictions. MMC and its subsidiaries have cooperated with these requests from regulators. MMC has been contacted by certain of the above state entities indicating that they may file civil actions or otherwise seek additional monetary or other remedies from MMC. In addition, MMC or its subsidiaries may face administrative proceedings or other regulatory actions, fines or penalties, including, without limitation, actions to revoke or suspend their insurance broking licenses.

•

On September 21, 2005, the National Association of Insurance Commissioners (the “NAIC”) issued a press release indicating that over 30 state insurance regulators (including several referred to in the preceding paragraph) working collaboratively through the NAIC had reached a multi-state regulatory settlement with MMC and Marsh Inc. The NAIC settlement agreement reaffirms MMC’s commitment, under the Settlement Agreement with NYAG and the NYSID, to establish a no-fault compensation fund for policyholder clients across the United States, and provides for state-by-state enforcement of the business reforms agreed to be implemented pursuant to the Settlement Agreement. The NAIC settlement agreement has been executed by MMC and Marsh Inc. and the NAIC has advised that, as of August 7, 2006, it has been adopted by insurance commissioners in 33 states, the District of Columbia and Guam.

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

The settlements permitted Putnam to apply up to $25 million of the $110 million settlement payment against any amount the IAC determined to be due as restitution to Putnam Fund shareholders. Therefore, any amount of restitution above $25 million requires a separate additional payment by Putnam. In March 2005, the IAC concluded that $108.5 million was the total amount of restitution payable by Putnam to Putnam Fund shareholders. Accordingly, Putnam recorded a charge for $83.5 million ($108.5 million, less $25 million) in 2004. In addition to the $108.5 million in restitution, Putnam Funds shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC.

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

•

Commencing in July 2004, the Enforcement Staff of the SEC’s Boston Office inquired into the calculation of certain cost reimbursements paid by the Putnam Funds to Putnam for transfer agent services relating to defined contribution operations within Putnam Fiduciary Trust Company (“PFTC”). The issues covered by this inquiry are being reviewed by Putnam and the Trustees of the Putnam Funds and, pending the completion of this review, Putnam has recorded charges totaling approximately $37 million for the estimated cost (including interest) that it believes will be necessary to address the issues. Putnam also has briefed the SEC, the Federal Deposit Insurance Corporation (the “FDIC”) and other governmental authorities on this matter.

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

•

The Fort Worth office of the SEC has stated that it does not believe that the previous structure of the Putnam Research Fund’s investment management fee, which included a performance component in addition to a base fee, fully complied with SEC regulations concerning performance fees. In order to resolve this matter, Putnam submitted an offer of settlement to the SEC’s Fort Worth office on December 30, 2005 and a revised offer of settlement on July 19, 2006. The revised offer of settlement, pursuant to which Putnam would neither admit nor deny wrongdoing, remains subject to acceptance by the SEC. On November 18, 2005, in connection with the proposed settlement, Putnam reimbursed the Putnam Research Fund in a total amount of $1.65 million. The reimbursement represents a retroactive adjustment to the fee structure from April 1, 1997 (the date when the performance fee was put in effect) through September 27, 2004 (when the performance fee was terminated).

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

•

Starting in January 2004, the NASD has made several requests for information relating to reimbursement of expenses to participants at certain sales meetings during the period from 2001 to 2004. The NASD believes that it was a rule violation for Putnam to reimburse certain expenses. Putnam and the NASD are engaged in discussions about a possible resolution of this matter.

"Market-Timing" Related Litigation

MMC and Putnam have received complaints in over 70 civil actions based on allegations of "market-timing" and, in some cases, “late trading” activities. These actions were filed in courts in various states. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints on September 29, 2004. MMC and Putnam moved to dismiss the various complaints pending in federal court in Maryland, which are described below:

•

MMC and Putnam, along with certain of their former officers and directors, were named in a consolidated amended class action complaint (the “MMC Class Action”) purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the “Class Period”). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam Funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act

of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants’ purportedly misleading statements or omissions, MMC’s stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief. In an order issued March 1, 2006, the district court granted defendants’ motions to dismiss all claims against them. Subsequently, plaintiffs filed motions to reconsider that dismissal order and for leave to file a second amended complaint. The court has not yet ruled on those pending motions.

MMC and Putnam were also named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam Funds (the “Putnam Class Action”), and in another consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam Funds (the “Putnam Derivative Action”). These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late trading activity that allegedly occurred in certain Putnam Funds. The Putnam Derivative Action seeks additional relief, including termination of the investment advisory contracts between Putnam and the Funds, cancellation of the Funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the Funds over a certain period of time. In addition to MMC and Putnam, the Putnam Derivative Action names as defendants various Putnam affiliates, certain trustees of the Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in the Putnam Funds. The complaints allege violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, Sections 36(a) and (b), 47 and 48(a) of the Investment Company Act of 1940 (the “ICA”), and Sections 206 and 215 of the Investment Advisers Act, as well as asserting state law claims for breach of fiduciary duty, breach of contract, unjust enrichment and civil conspiracy. On March 7, 2005, MMC and Putnam moved to dismiss all claims in the Putnam Class Action and the Putnam Derivative Action. The court has dismissed all claims against Putnam in the Putnam Class Action except for claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Section 36(b) of the ICA. The court also has dismissed all claims against Putnam in the Putnam Derivative Action except the claim under Section 36(b) of the ICA. In addition, the court has dismissed all claims against MMC in both the Putnam Class Action and the Putnam Derivative Action.

•	Putnam also has been named as a defendant in its capacity as a sub-adviser to a non-Putnam fund in a class action suit pending in the District of Maryland against another mutual fund complex.

•

A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant (the “MMC Derivative Action”). The MMC Derivative Action generally alleges that the members of MMC’s Board of Directors violated the fiduciary duties they owed to MMC and its shareholders as a result of a failure of oversight regarding market-timing in the Putnam Funds. The MMC Derivative Action alleges that, as a result of the alleged violation of defendants’ fiduciary duties, MMC suffered damages. The suit seeks unspecified damages and equitable relief. Pursuant to an agreement of the parties, an order staying this action was entered on May 9, 2005. MMC has also received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on allegations of market-timing in the Putnam Funds. The first letter asked to have the Board of Trustees of the Putnam Funds, as well as the MMC Board, take action to remedy those alleged breaches of fiduciary duty. The second letter demanded that MMC commence legal proceedings against the MMC directors, the senior management of Putnam, the Putnam Funds’ Trustees and MMC’s auditor to remedy those alleged breaches of fiduciary duty.

•

MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans' funds in MMC stock and Putnam's mutual fund shares was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA Actions seek unspecified damages and equitable relief, including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans. In orders issued on March 1, 2006, the court granted in part and denied in part defendants’ motions to dismiss the ERISA Actions. In response, the plaintiffs have filed amended complaints in the ERISA Actions.

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

Other Governmental Inquiries Relating to MMC and its Subsidiaries

•

On June 13, 2005, the European Commission announced its intention to commence an investigation (a so-called sector inquiry) into competition in the financial services sector. In announcing the investigation, the Commission stated, among other things: “The Commission is concerned that in some areas of business insurance (the provision of insurance products and services to businesses), competition may not be functioning as well as it could.... Insurance and reinsurance intermediation will also be part of the inquiry.” In April 2006, a number of Marsh companies in Europe received, and currently are responding to, a standardized questionnaire from the Commission directed to insurance intermediaries in Europe.

•

Since early 2003, the SEC has issued two subpoenas to MMC or its affiliates and has made additional requests for information relating to the SEC's investigation of loss mitigation products. MMC and its subsidiaries have received similar inquiries from regulators and other authorities in several states. On April 18, 2005, the Office of Insurance Regulation in the State of Florida issued a subpoena to Guy Carpenter & Company, Inc. concerning certain reinsurance products. On May 4, 2005, the Office of Insurance and Fire Safety Commissioner in the State of Georgia issued a subpoena to MMC that requested, among other things, information relating to finite insurance placements. On May 23, 2005, the Office of the Attorney General in the State of Connecticut issued a subpoena to MMC concerning finite insurance. MMC and its subsidiaries are cooperating with these and other informal inquiries relating to loss mitigation products.

•

The SEC is examining the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including, among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. On March 22, 2005, Mercer Investment Consulting, Inc. (“Mercer IC”) received a letter from the SEC outlining its findings and requesting that Mercer IC improve certain disclosures and procedures. On April 22, 2005, Mercer IC responded to that letter, indicating that it had made or will make the improvements requested by the SEC. Since that time, Mercer IC has received separate letters from the Boston office of the Enforcement Division of the SEC requesting additional information. Mercer IC has responded to these requests and continues to cooperate with the SEC.

•

On February 8, 2005, the Department of Labor served a subpoena on MMC seeking documents pertaining to services provided by MMC subsidiaries to employee benefit plans, including documents relating to how such subsidiaries have been compensated for such services. The request also sought information concerning market service agreements and the solicitation of bids from insurance companies in connection with services to employee benefit plans. MMC is cooperating with the Department of Labor.

•

On December 21, 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. On April 29, 2005, MMC received a subpoena from the SEC broadening the scope of the original request. MMC is cooperating in the investigation. Certain current and former employees of MMC have testified in connection with this matter.

Other Matters Relating to MMC and its Subsidiaries

•

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions (known as E&O’s) in connection with the performance of professional services. Some of these claims seek damages, including punitive damages, in amounts that could, if awarded, be significant. MMC provides for these exposures by a combination of third-party insurance and self-insurance. For policy years 2000-2001 and prior, substantial third-party insurance is in place above the annual aggregate limit of MMC’s self-insured retention, which was $50 million annually for policy years 1998-1999, 1999-2000 and 2000-2001. To the extent that expected losses exceed MMC’s self-insured retention in any policy year, MMC records an asset for the amount that MMC expects to recover under its third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in those years in a material amount. In policy years subsequent to 2000-2001, the availability of third-party insurance has declined substantially, which has caused MMC to assume increasing levels of self-insurance. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves which it believes are adequate to provide for this self-insured retention. These reserves are reviewed quarterly and adjusted as developments warrant.

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2006, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

From 1980 to 1983, MMC owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A’s obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for MMC’s agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. In April, 2006, a lawsuit was commenced in the Commercial Court in London against MMC and the ILU by an assignee of an E&A policyholder that purports to have a claim against the MMC letter of credit in the amount of approximately $8.5 million and seeks a judicial declaration of its rights as an assignee of a policyholder claim. MMC is contesting the claim. MMC anticipates that additional claimants may seek to recover against the letter of credit.

•

An issue has arisen with respect to whether proper delivery took place in the case of certain securities purchased from a dealer on behalf of Putnam clients. Putnam is investigating the facts surrounding these transactions, and is evaluating whether it may have claims on behalf of its clients against the dealer and others. Any potential exposure to Putnam is unknown at this time.

The proceedings and other matters described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC's management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters, or the impact they may have on MMC's consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service agreements” and “market-timing”, are in their early stages. For example, the sufficiency of the complaints has not yet been tested in a number of the cases and, in many of the cases, only limited discovery, if any, has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC's financial condition or the results of MMC’s operations in a future period.

16.	Variable Interest Entities

MMC, through Putnam, manages $3.3 billion in the form of collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CLOs. The maximum loss exposure related to the CDOs and CLOs is limited to

Putnam’s investment totaling $4.8 million, reflected in Long-term investments in the consolidated balance sheets at June 30, 2006. MMC has concluded it is not the primary beneficiary of these structures under FIN 46(R) “Consolidation of Variable Interest Entities.”

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

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the consolidated financial statements contained in MMC's Annual Report on Form 10-K for the year-ended December 31, 2005. The information in the following tables excludes the results of Crump, Price Forbes and SCMS, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses. Starting in the first quarter of 2006, segment results also include stock option expense.

Selected information about MMC's operating segments for the six month periods ended June 30, 2006 and 2005 follows:

			Operating
(In millions of dollars)	Revenue		Income

2006
Risk and Insurance Services	$2,821	(a)	$407
Risk Consulting & Technology	518	(b)	61
Consulting	2,049	(c)	237
Investment Management	684	(d)	140

Total Operating Segments	6,072		845

Corporate / Eliminations	(67)		(110)

Total Consolidated	$6,005		$735

2005
Risk and Insurance Services	$2,995	(a)	$223
Risk Consulting & Technology	474	(b)	73
Consulting	1,896	(c)	240
Investment Management	775	(d)	121

Total Operating Segments	6,140		657

Corporate / Eliminations	(93)		(103)

Total Consolidated	$6,047		$554

(a)	Includes interest income on fiduciary funds of $79 million in 2006 and $69 million in 2005.

(b)	Includes inter-segment revenue of $4 million and $19 million in 2006 and 2005, respectively.

(c)	Includes inter-segment revenue of $57 million and $68 million in 2006 and 2005, respectively, and interest income on fiduciary funds of $6 million in 2006 and $2 million in 2005, respectively.

(d)	Includes inter-segment revenue of $6 million and $5 million in 2006 and 2005.
Operating segment revenue by product for the six-month periods ended June 30, 2006 and 2005 is as follows:

(In millions of dollars)	2006	2005

Risk and Insurance Services
Insurance Services	$2,252	$2,404
Reinsurance Services	495	474
Risk Capital Holdings	74	117

Total Risk and Insurance Services	2,821	2,995

Risk Consulting & Technology	518	474

Consulting
Human Resource Consulting	1,490	1,413
Specialty Consulting	559	483

Total Consulting	2,049	1,896

Investment Management	684	775

Total Operating Segments	6,072	6,140
Corporate / Eliminations	(67)	(93)

Total	$6,005	$6,047

18.    New Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 will be effective for MMC beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. MMC is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" on page 2 of this report. This Form 10-Q should be read in conjunction with MMC's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K").
General
Marsh & McLennan Companies, Inc. and Subsidiaries ("MMC") is a global professional services firm. MMC subsidiaries include Marsh Inc. ("Marsh"), the world's largest risk and insurance services firm; Kroll Inc. ("Kroll"), the world's leading risk consulting company; Mercer Inc. ("Mercer"), a major global provider of human resource and specialty consulting services; and Putnam Investments ("Putnam"), one of the largest investment management companies in the United States. Approximately 55,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.
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

As described more fully below, results of operations in the second quarter and first six months of 2006 reflect, among other items:

•	stock option expense under SFAS 123(R) (“Share-Based Payment”), which MMC adopted effective July 1, 2005;

•	restructuring savings and charges under MMC’s 2005 restructuring plan;

•	the sale of Sedgwick Claims Management Services in the first quarter of 2006, the gain on which appears in discontinued operations;

•	the classification of Price Forbes, MMC’s U.K.-based wholesale brokerage business, as a discontinued operation in the first quarter of 2006;

•	declining market services revenue in the risk and insurance services segment; and

•	a higher effective tax rate for the second quarter compared with the prior year.

Critical Accounting Policies

For a description of critical accounting policies, including those which involve significant management judgment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in the 2005 10-K, including the risk factors described in Part I, Item 1A thereof.

Consolidated Results of Operations

	Second Quarter		Six Months
(In millions, except per share figure)	2006	2005	2006	2005

Revenue:
Service Revenue	$2,952	$2,926	$5,921	$5,939
Investment Income (Loss)	28	51	84	108

Operating Revenue	2,980	2,977	6,005	6,047

Expense:
Compensation and Benefits	1,802	1,760	3,551	3,617
Other Operating Expenses	841	924	1,719	1,876

Operating Expenses	2,643	2,684	5,270	5,493

Operating Income	$337	$293	$735	$554

Income From Continuing Operations	$173	$160	$411	$289

Discontinued Operations, net of tax	(1)	6	177	11

Net Income	$172	$166	$588	$300

Income from Continuing Operations Per Share:
Basic	$0.32	$0.30	$0.75	$0.54

Diluted	$0.31	$0.30	$0.73	$0.54

Net Income Per Share:
Basic	$0.31	$0.31	$1.07	$0.56

Diluted	$0.31	$0.31	$1.05	$0.56

Average Number of Shares Outstanding:
Basic	549	535	548	533

Diluted	555	538	555	537

Consolidated operating income in the second quarter of 2006 increased 15% to $337 million, due to a 2% decrease in operating expenses. The decrease in expenses reflects cost savings from restructuring activities and lower restructuring and related charges, partly offset by incremental costs, primarily related to stock options under SFAS 123(R).
Consolidated operating income in the first six months of 2006 increased 33% to $735 million, resulting from a 4% decrease in operating expenses, partly offset by a 1% decrease in operating revenue. The decrease in operating expenses reflects cost savings from restructuring activities, as well as lower costs related to several significant expense items, discussed in more detail below under "Consolidated Revenue and Expense". These expense savings were partly offset by incremental costs, primarily related to stock options under SFAS 123R.
Results from discontinued operations in the first six months of 2006 were $177 million net of tax, primarily resulting from the gain on the sale of Sedgwick Claims Management Services in January 2006. In the first quarter of 2006, MMC determined that Price Forbes, its U.K. based wholesale insurance broker, met the criteria to be classified as a discontinued operation. The 2006 results of Price Forbes, which include a charge to reduce the carrying value of its assets to fair value less cost of disposal, are included in discontinued operations. The results of Price Forbes were insignificant to MMC's 2005 results and therefore, prior year amounts have not been restated.

Consolidated Revenue and Expenses
Revenue for the quarter of $3.0 billion was the same as in the prior year. Lower revenue in the risk and insurance services and investment management segments was offset by increases in the risk consulting and technology and consulting segments. Revenue for the quarter increased 1% on an underlying basis, the meaning of which is explained below. Year-to-date revenue was down 1% versus prior year, but increased 1% on an underlying basis.
MMC does business in over 100 countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparison of revenue. Similarly, the revenue impact of acquisitions and dispositions may distort period-over-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency translation, acquisitions and dispositions on MMC's operating revenues by segment for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 is as follows:

				Components of Revenue Change
	Three Months Ended June 30,		%Change GAAP	Currency	Acquisitions/ Dispositions	Underlying
(In millions, except percentage figures)	2006	2005	Revenue	Impact	Impact	Revenue
Risk and Insurance Services
Insurance Services	$ 1,106	$1,172	(6)%	—	(2)%	(4)%
Reinsurance Services	214	192	12%	—	—	12%
Risk Capital Holdings (a)	28	54	(47)%	—	(7)%	(40)%

Total Risk and Insurance Services (b)	1,348	1,418	(5)%	—	(2)%	(3)%

Risk Consulting & Technology (b)	275	241	14%	—	2%	12%

Consulting
Human Resource Consulting	751	718	4%	—	—	4%
Specialty Consulting	297	254	17%	—	—	17%

Total Consulting (b)	1,048	972	8%	—	—	8%

Investment Management	339	377	(10)%	—	—	(10)%

Total Operating Segments (b)	3,010	3,008	—	—	(1)%	1%
Corporate Eliminations	(30)	(31)

Total Revenue	$ 2,980	$ 2,977	—	—	(1)%	1%

				Components of Revenue Change
	Six Months Ended June 30,		%Change GAAP	Currency	Acquisitions/ Dispositions	Underlying
(In millions, except percentage figures)	2006	2005	Revenue	Impact	Impact	Revenue

Risk and Insurance Services
Insurance Services	$ 2,252	$2,404	(6)%	(1)%	(2)%	(3)%
Reinsurance Services	495	474	5%	(1)%	—	6%
Risk Capital Holdings (a)	74	117	(37)%	—	(8)%	(29)%

Total Risk and Insurance Services (b)	2,821	2,995	(6)%	(1)%	(2)%	(3)%

Risk Consulting & Technology	518	474	9%	(1)%	1%	9%

Consulting
Human Resource Consulting	1,490	1,413	5%	(1)%	—	6%
Specialty Consulting	559	483	16%	(1)%	—	17%

Total Consulting (b)	2,049	1,896	8%	(1)%	—	9%

Investment Management	684	775	(12)%	—	—	(12)%

Total Operating Segments (b)	6,072	6,140	(1)%	(1)%	(1)%	1%
Corporate Eliminations	(67)	(93)

Total Revenue	$ 6,005	$ 6,047	(1)%	(1)%	(1%)	1%

(a)	Risk Capital Holdings owns MMC's investments in insurance and financial services firms such as Ace Ltd., XL Capital Ltd., and Axis Capital Holdings Ltd, as well as the Trident funds.

(b)	Certain reclassifications have been made to prior year amounts to conform with current presentation.

Revenue
Revenue in the risk and insurance services segment decreased 5% from the second quarter in 2005, 3% on an underlying basis. More than half of the decline in underlying revenue was due to the planned reduction in sales of investments held through Risk Capital Holdings. At Marsh, the revenue decrease is primarily due to lower retention rates in Continental Europe, partly offset by an 8% increase in global new business, led by 18% growth in the United States. The impact of dispositions, primarily MMC Capital and certain small commercial accounts in Marsh, also contributed to the decrease in revenue. Revenue increased 14% in risk consulting & technology, largely due to growth in Kroll's corporate advisory and restructuring and technology services businesses. Consulting revenue increased 8%, resulting from a 17% increase in Mercer's specialty consulting businesses and 4% growth in human resource consulting. Investment management revenue declined 10%, largely due to a decrease in average assets under management.
For the first six months of 2006, risk and insurance services revenue decreased 6% from the same period in 2005. Underlying revenue declined 3%, largely due to Marsh resigning from unprofitable accounts, the impact of lower insurance premium rates (primarily in Europe) and lower investment gains at Risk Capital Holdings. The impact of foreign exchange and dispositions also contributed to the decrease in segment revenue. Risk consulting & technology revenue increased 9% due to growth in Kroll's corporate advisory and restructuring and technology services businesses, partly offset by a first quarter decline in the electronic discovery business. Consulting revenue increased 8%, resulting from a 16% increase in Mercer's specialty consulting businesses and a 5% increase in Mercer HR consulting. Investment management revenue declined 12%, primarily due to a decrease in assets under management.

Operating Expenses
Operating expenses in the second quarter decreased 2% versus the same period in 2005, primarily due to savings from restructuring activities, a decrease in restructuring charges and lower costs related to employee retention awards. These savings were partly offset by incremental expenses of $27 million, primarily related to stock options, recognized under SFAS 123(R). MMC elected to implement SFAS 123(R) using the modified prospective method of adoption, so there is no comparable stock option expense in the 2005 results. In 2006, the costs related to stock options are included in segment results.
Consolidated operating expenses for the first six months of 2006 decreased 4% from the same period in 2005. The decrease in operating expenses reflects cost savings from restructuring activities initiated in the first quarter of 2005; a decrease in restructuring charges; lower settlement, legal and regulatory costs related to certain proceedings involving MMC and certain of its subsidiaries; and lower costs related to employee retention awards. Expenses in 2005 include a charge of $34 million for Putnam's estimate of costs to address issues relating to the calculation of certain amounts previously paid to Putnam by the Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. These decreases were partly offset by incremental expenses of $67 million, primarily related to stock options, recognized under SFAS 123(R).
Restructuring and Related Activities
In response to MMC's changed business environment, we initiated restructuring activities in the fourth quarter of 2004 and first quarter of 2005. The actions under these plans have essentially been completed at June 30, 2006. The restructuring plans are described in more detail in Note 13 to the consolidated financial statements.
During the second quarter of 2006, net restructuring expenses were $26 million. These charges primarily comprise severance and other termination benefits. Annual savings of approximately $400 million, relating primarily to the risk and insurance services segment, are expected from the 2005 plan. Approximately $160 million of the expected savings were realized in 2005. Results in 2006 reflect approximately $160 million of savings from the restructuring activities, with the remaining savings of approximately $80 million expected to be realized in the remainder of 2006 and the first half of 2007.
In the first quarter of 2006, MMC began implementing its plan to eliminate excess space in our corporate headquarters building in mid-town New York. Through the end of the second quarter of 2006, MMC has recognized approximately $40 million of costs, which include losses on sub-leases and incremental amortization on leasehold improvements related to six floors of its headquarters building which it no longer will occupy. Expected savings related to the actions taken through June 30, 2006 are included in the expected savings from the 2005 Plan discussed above. Over the next 18 months, MMC intends to vacate an additional seven to nine floors, some of which are owned and some of which are leased by MMC. Additional net costs of approximately $20 million are expected as we complete this process. The expected net costs comprise both gains on the sale of owned floors, which will be recognized as they are sold, and losses on sub-leases of leased floors, which will be recognized at the earlier of when the floors are vacated or when sub-lease agreements are executed.
MMC continues to look throughout the company to identify areas where we can achieve additional efficiencies and expense reductions. For example, we will continue to analyze areas such as information technology and procurement, as well as corporate functions, such as human resources and finance.

Risk and Insurance Services

	Second Quarter		Six Months
(In millions of dollars)	2006	2005	2006	2005

Revenue	$1,348	$1,418	$2,821	$2,995
Expense	1,209	1,332	2,414	2,772

Operating Income	$139	$86	$407	$223

Operating Income Margin	10.3%	6.1%	14.4%	7.4%

Revenue
Revenue in risk and insurance services decreased 5% in the second quarter of 2006 compared with the second quarter of 2005. Revenues in this segment for the six months ended June 30, 2006 declined 6% from the prior period. Underlying revenue decreased 3% for both the quarter and the six months. For both the quarter and year-to-date, revenue decreases in insurance services and Risk Capital Holdings were partly offset by increased revenue in reinsurance services.
In insurance services, underlying revenue decreased 4% compared with the second quarter of 2005. Marsh's new business grew 8 percent globally, led by 18% growth in the United States. In Europe, new business development was essentially flat, compared with last year's strong second quarter. However, underlying revenues declined in Continental Europe due to lower retention rates. Despite the sharp increase in U.S. property insurance rates in coastal areas, overall property and casualty insurance rates continued to decline in the quarter. Market services revenue, related to placements made before October 1, 2004, was $34 million and $39 million in the second quarter of 2006 and 2005, respectively. Market services revenue was $40 million and $71 million for the first six months of 2006 and 2005, respectively. Underlying revenue for insurance services declined 3% for the six months ended June 30, 2006.
Reinsurance services revenue increased 12% for the quarter, primarily due to new business growth and the impact of higher U.S. property catastrophe premium rates, partly offset by higher risk retention by clients. Revenue increased 5% for the first six months of 2006 compared to the same period last year, 6% on an underlying basis.
Risk Capital Holdings revenue decreased 47% in the second quarter and 37% for the six months of 2006 as compared to the same periods last year. This decline was due to lower investment gains, as planned, and to a lesser extent, elimination of investment management fees following the sale of MMC Capital's business in May 2005.
At June 30, 2006, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was approximately $53 million compared with $130 million at December 31, 2005. MMC intends to collect outstanding MSA revenue earned prior to October 1, 2004, and is seeking to enforce its rights under the contracts to collect amounts due. However, there is no assurance that MMC will be successful in collecting all amounts due. To the extent such accrued amounts are not collected, a charge to earnings would result.
Expense
Expenses in the risk and insurance services segment decreased 9% in the second quarter 2006, compared with the same period in the prior year. The decrease in expenses reflects approximately $70 million of cost savings from restructuring activities initiated in the first quarter of 2005; a decrease in restructuring charges from $48 million in 2005 to $26 million in 2006; a decrease of $23 million in costs related to employee retention awards; and lower costs related to professional liability claims. Partly offsetting these decreases were costs of $9 million in 2006 related to employee stock options.
For the six months of 2006, expense decreased 13% compared to the prior year. The decrease reflects approximately $160 million of cost savings from restructuring; a decrease in restructuring charges from $144 million in 2005 to $45 million in 2006; a decrease of $32 million in legal and regulatory costs related to market services agreements and associated shareholder and policyholder litigation; and a decrease of $38 million related to employee retention awards. Partly offsetting these decreases were costs of $27 million in 2006 related to employee stock options. The operating margin for the first half of 2006 improved to 14.4% from 7.4% last year.
In the first six months of 2006 charges of $45 million, related to the 2005 restructuring plan and incremental amortization of leasehold improvements at MMC's New York headquarters building, were incurred.
Risk Consulting & Technology

	Second Quarter		Six Months
(In millions of dollars)	2006	2005	2006	2005

Revenue	$275	$241	$518	$474
Expense	235	205	457	401

Operating Income	$40	$36	$61	$73

Operating Income Margin	14.5%	14.9%	11.8%	15.4%

Revenue
Risk consulting and technology revenues increased 14%, or 12% on an underlying basis, for the quarter and 9% for the six months as compared to the same period last year. For the quarter, the strong performance was led by the corporate advisory and restructuring business, which increased revenues due to client success fees on completed engagements. Technology services, Kroll's largest business unit, reported a 5% increase in underlying revenues. This includes Kroll Ontrack's electronic discovery business, which responded successfully to the pricing pressures experienced in the first quarter. For the six months, revenue growth in the corporate advisory and restructuring and the background screening businesses was partially offset by lower revenue in the electronic discovery business and the security services business.
Expense
Risk consulting and technology expenses increased 15% in the second quarter of 2006 and 14% for the six months compared with the same periods in the prior year. This increase reflects higher compensation in the corporate advisory and restructuring and the background screening businesses, as well as increased costs for outside services in the background screening business due to a higher volume of business.
Consulting

	Second Quarter		Six Months
(In millions of dollars)	2006	2005	2006	2005

Revenue	$1,048	$972	$2,049	$1,896
Expense	924	842	1,812	1,656

Operating Income	$124	$130	$237	$240

Operating Income Margin	11.8%	13.4%	11.6%	12.7%

Revenue
Consulting revenue in the second quarter of 2006 increased 8% compared with the same period in 2005. Revenue in Mercer HR Consulting increased 4% on an underlying basis, reflecting increases of 2% in retirement consulting, 15% in human capital and 5% in HR services, partly offset by a 4% decline in health and benefits. Specialty consulting increased 17% versus 2005, led by Mercer Oliver Wyman and strategy & operations, which had underlying revenue increases of 19% and 11%, respectively, versus the same period in 2005.
Revenue for the six months ended June 30, 2006 increased 8% over the same period in 2005, reflecting an increase of 16% (underlying growth 17%) in Mercer's specialty consulting businesses and a 5% increase in human resource consulting.
Expense
Consulting expenses increased 10% in the second quarter and 9% for the six months of 2006 compared with the same period in 2005, reflecting higher compensation costs due in part, to increased staff levels. In addition, expenses in the second quarter and six months of 2006 include costs of $10 million and $23 million, respectively, related to employee stock options.
Investment Management

	Second Quarter		Six Months
(In millions of dollars)	2006	2005	2006	2005

Revenue	$339	$377	$684	$775
Expense	263	306	544	654

Operating Income	$76	$71	$140	$121

Operating Income Margin	22.4%	18.8%	20.5%	15.6%

Revenue
Putnam's revenue decreased 10% in the second quarter of 2006, reflecting a decrease in management fees due to a decline in average assets under management, lower transfer agent service fees and lower equity income from its private equity business. Assets under management averaged $185 billion in the second quarter of 2006, a 6% decline from the $196 billion managed in the second quarter of 2005. Assets under management aggregated $180 billion at June 30, 2006, compared with $195 billion at June 30, 2005 and $189 billion at December 31, 2005. Net redemptions of $12.6 billion in the first six months of 2006 were partly offset by the impact of market performance. Net redemptions in the second quarter of 2006 included approximately $2.8 billion of redemptions from the termination of an alliance with an Australian partner.
Putnam's revenue declined 12% in the first six months of 2006 compared to the same period in 2005 due to a decline in average assets under management, lower transfer agency fees and lower equity income. Assets under management averaged $188 billion in the first six months of 2006, a 6% decline from the $200 billion managed in the same period of 2005.
At the end of the second quarter of both 2006 and 2005, assets held in equity securities represented 67% of assets under management and investments in fixed income products represented 33%.
Quarter-end and average assets under management are presented below. The categories of mutual fund assets referred to in the table reflect style designations aligned with each fund's prospectus.

(In billions of dollars)	2006	2005

Mutual Funds:
Growth Equity	$27	$33
Value Equity	36	39
Blend Equity	26	26
Fixed Income	30	34

	119	132

Institutional:
Equity	32	33
Fixed Income	29	30

	61	63

Quarter-end Assets	$180	$195

Assets from Non-US Investors	$31	$34

Average Assets	$185	$196

Components of quarter-to-date change in ending assets under management

Net Redemptions including Dividends Reinvested	$(6.0)	$(7.1)

Impact of Market/Performance	$(3.5)	$3.1

Expense
Putnam's expenses decreased 14% in the second quarter of 2006 from the same period of 2005. This was primarily due to a decrease in amortization expense for prepaid dealer commissions and an insurance recovery related to previously expensed legal fees. Expenses for the six months ended June 30, 2006 decreased 17%, due to decrease in amortization expense for prepaid dealer commissions and the year-over-year effect of a $34 million charge in 2005. The charge relates to estimated costs to address issues relating to the calculation of certain amounts previously paid to Putnam by Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. Partly offsetting these decreases were costs of $7 million related to employee stock options.
Corporate Expenses
Corporate expenses of $42 million in the second quarter of 2006 were $12 million higher than the same period in the prior year. The increase is primarily due to expenses of $5 million related to employee stock options and higher insurance costs, primarily related to directors and officers insurance coverage.
For the six months ended June 30, 2006, expenses increased $7 million, primarily due to expenses of $8 million related to employee stock options.
In the first six months of 2005, MMC corporate recorded $54 million of restructuring and related charges, primarily related to the consolidation of office space in London. In the first six months of 2006, MMC corporate recorded restructuring and related charges of $30 million, primarily related to future rent on non-cancelable leases for three floors in MMC's New York headquarters building that have already been vacated.
Interest
Interest income earned on corporate funds amounted to $13 million in the second quarter of 2006, an increase of $2 million from the second quarter of 2005. Interest income was $29 million for the first six months of 2006, an increase of $9 million from the same period in prior year. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2006 compared with the prior year. Interest expense of $78 million in the second quarter of 2006 increased from $73 million in the second quarter of 2005. Year-to-date interest expense was $156 million versus $142 million for the same period in 2005. The increase in interest expense is primarily due to an increase in the average cost of debt and higher average outstanding debt compared with the prior year.
Income Taxes
MMC's consolidated effective tax rate was 35.3% in the second quarter of 2006, an increase from 29.9% in the second quarter of 2005. The rate in last year's second quarter reflected the favorable resolution of certain tax return audit issues and a higher net tax benefit on certain restructuring and other charges. For the first six months of 2006, MMC's consolidated effective tax rate was 31.6% versus 32.2% for the same period in the prior year. Both six month periods reflect favorable resolution of tax return audit issues. The effective tax rate on ongoing operations is expected to be 35% for the remainder of 2006.
Liquidity and Capital Resources
Operating Cash Flows
MMC used $375 million of cash for operations for the six months ended June 30, 2006, compared with $377 million of cash used for operations for the same period in 2005. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from the disposition of businesses and adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.
As discussed in Note 15 to the consolidated financial statements, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions they had commenced against MMC and Marsh in October 2004. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million fund to compensate policyholder clients, of which the first $255 million was paid to the fund on June 1, 2005. An additional $255 million was paid on June 1, 2006, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. The liabilities for these amounts are included in Regulatory Settlements on the consolidated balance sheets.
Financing Cash Flows
Net cash used by financing activities increased to $376 million for the period ended June 30, 2006 from $241 million for the same period in 2005, reflecting an increase in the net repayment of debt.
MMC paid dividends of approximately $186 million ($0.34 per share) during the first six months of 2006. MMC made no share repurchases during 2005 and the first six months of 2006.
In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility, which will expire in December 2010, replaces MMC's $1.0 billion and $700 million revolving credit facilities which were scheduled to expire in 2007 and 2009, respectively. At June 30, 2006, approximately $320 million was outstanding under the facility.
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
Investing Cash Flows
Cash provided by investing activities amounted to $121 million in the first six months of 2006 compared to cash provided of $108 million for the same period in 2005. Cash generated by the sale of SCMS totaled $326 million in 2006. Cash used for acquisitions for the six months of 2006 totaled $88 million, versus $65 million for the same period in the prior year. Remaining deferred cash payments of $52 million for acquisitions completed in the second quarter of 2006 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2006.
MMC's additions to fixed assets and capitalized software, which amounted to $128 million in the first six months of 2006 and $157 million in the six months of 2005, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
MMC has committed to potential future investments of approximately $321 million in connection with various private equity funds and other MMC investments. Commitments of $97 million relate to Trident III, which was formed in 2003. The remaining commitments relate to other funds managed by Stone Point (approximately $83 million) and Putnam through Thomas H. Lee Partners ("THL") (approximately $141 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $35-$50 million per year. The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by Stone Point related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident II will continue to harvest its remaining portfolio in 2006 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.
Putnam has investment commitments of $141 million for four active THL funds, of which approximately $42 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so.
Approximately $24 million was invested in the first six months of 2006 related to the commitments discussed above.

Commitments and Obligations
MMC's contractual obligations were comprised of the following as of June 30, 2006 (in millions of dollars):

	Payment due by Period
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Bank Borrowings-International	$185	$185	$—	$—	$—
Current portion of long-term debt	514	514	—	—	—
Long-term debt	4,539	—	1,169	734	2,636
NYAG/NYSID settlement	340	170	170	—	—
Net operating leases	3,117	439	702	525	1,451
Service agreements	149	52	64	33	—
Other long-term obligations	62	55	7	—	—

Total	$8,906	$1,415	$2,112	$1,292	$4,087

Item 3. Qualitative and Quantitative Disclosures About Market Risk
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
Foreign Currency Risk
The translated values of revenue and expense from MMC's international operations are subject to fluctuations due to changes in currency exchange rates. Forward contracts and options are periodically utilized by MMC to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of its business.
Equity Price Risk
MMC holds investments in both public and private companies as well as certain private equity funds, including the Trident funds. Publicly traded investments of $146 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $70 million and $408 million are accounted for under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A significant number of lawsuits and regulatory proceedings are pending. See Note 15 to the Consolidated Financial Statements.

Item 4. Controls and Procedures
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The information set forth in Note 15 to the financial statements provided in Part I of this Report is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the second quarter of 2006. Share repurchases are recorded on a trade date basis.
Issuer Repurchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum
			Shares	Number of
	(a)		Purchased as	Shares that May
	Total	(b)	Part of Publicly	Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs
April 1, 2006 - April 30, 2006	0	—	0	49,904,636
May 1, 2006 - May 31, 2006	0	—	0	49,904,636
June 1, 2006 - June 30, 2006	0	—	0	49,904,636

Total	0	—	0	49,904,636

(1)	On March 18, 1999, MMC's board of directors authorized the repurchase of up to 40 million shares of MMC's common stock, and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations. While MMC made no share repurchases in 2005 or in 2006 to date, in previous years MMC has repurchased, and in the future may repurchase, shares of its common stock, on the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC's various stock compensation and benefit programs. The timing and level of MMC's share repurchase activity may be affected by MMC's priorities relating to the use of its cash flows for a variety of purposes. These purposes may include, in addition to share repurchases, the funding of dividends, investments, pension contributions and debt reduction.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of MMC was held on May 18, 2006. Represented at the Meeting were 468,970,857 shares, or 86.0% of MMC's 545,296,970 shares of common stock outstanding and entitled to vote at the Meeting. Stockholders took the following actions at the Meeting:
1.	MMC’s stockholders elected the four (4) director nominees named below to a three-year term, with each receiving the following votes:

Director Nominee	Number of Shares Voted For	Number of Shares Withheld
Leslie M. Baker, Jr.	440,829,903	28,140,954
Gwendolyn S. King	438,946,341	30,024,517
Marc D. Oken	440,724,222	28,246,636
David A. Olsen	410,497,115	58,473,742

The following directors continued in their terms of office as directors following the Meeting:

Terms expiring in 2007: Lewis W. Bernard; Zachary W. Carter; Oscar Fanjul

Terms expiring in 2008: Michael G. Cherkasky; Stephen R. Hardis;

The Rt. Hon. Lord Lang of Monkton, DL; Morton O. Schapiro; Adele Simmons

2.

Deloitte & Touche LLP was ratified as MMC’s independent auditor for the year ending December 31, 2006, with a favorable vote of 459,841,964 of the shares represented (5,666,400 against and 3,462,493 abstaining).

3.

A stockholder proposal to request the MMC Board of Directors to amend MMC’s governance documents to provide that director nominees be elected by the affirmative vote of the majority of votes cast at the annual meeting of stockholders was not approved. This proposal received 188,210,712 votes in favor and 220,892,434 votes against and 4,959,796 abstentions. There were 54,907,915 broker nonvotes on this agenda item.

4.

A stockholder proposal to request MMC to provide reports regarding company political contributions was not approved. This proposal received 121,993,713 votes in favor, 245,970,400 votes against and 46,094,029 abstentions. There were 54,912,715 broker nonvotes on this agenda item.

Item 5. Other Information.
     None.
Item 6. Exhibits.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

/s/ Michele M. Burns
Name: M. Michele Burns
Title: Executive Vice President and
Chief Financial Officer
Date: August 9, 2006

EXHIBIT INDEX

Exhibit No.               Exhibit Name

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications