Form 10-Q
period 2006-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2006-11-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer X .	Accelerated Filer ____ Non-Accelerated Filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___. No X .

As of October 31, 2006, there were outstanding 551,122,030 shares of common stock, par value $1.00 per share, of the registrant.

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

•

the impact on risk and insurance services commission revenues of changes in the availability of, and the premiums insurance carriers charge for, insurance and reinsurance products, including the impact on premium rates and market capacity attributable to catastrophic events such as hurricanes;

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

•	our ability to implement our restructuring initiatives and otherwise reduce or control expenses and achieve operating efficiencies;

•	the impact of competition, including with respect to pricing and the emergence of new competitors;

•	the impact of increasing focus by regulators, clients and others on potential conflicts of interest, particularly in connection with the provision of consulting and investment advisory services;

•	fluctuations in the value of Risk Capital Holdings’ investments in individual companies and investment funds;

•	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

•	our exposure to potential liabilities arising from errors and omissions claims against us;

•

our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the potential impact of rating agency actions on our cost of financing or ability to borrow;

•	the impact on our operating results of foreign exchange fluctuations; and

•

changes in the tax or accounting treatment of our operations, and the impact of other legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses.

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

MMC and its operating companies use their websites to convey meaningful information about their businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management at Putnam. Monthly updates of total assets under management at Putnam will be posted to the MMC website the first business day following the end of each month. Putnam posts mutual fund and performance data to its website regularly. Assets for most Putnam retail mutual funds are posted approximately two weeks after each month-end. Mutual fund net asset value (NAV) is posted daily. Historical performance and Lipper rankings are also provided. Investors can link to MMC and its operating company websites through www.mmc.com. Such website information is not part of this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share figures)	2006	2005	2006	2005

Revenue:
Service revenue	$2,827	$2,731	$8,748	$8,670
Investment income (loss)	57	48	141	156
Operating revenue	2,884	2,779	8,889	8,826
Expense:
Compensation and benefits	1,742	1,731	5,293	5,348
Other operating expenses	822	861	2,541	2,737
Operating expenses	2,564	2,592	7,834	8,085

Operating income	320	187	1,055	741

Interest income	16	13	45	33

Interest expense	(75)	(111)	(231)	(253)

Income before income taxes and minority interest	261	89	869	521

Income taxes	77	24	269	163

Minority interest, net of tax	4	2	9	6

Income from Continuing Operations	180	63	591	352

Discontinued Operations, Net of Tax	(4)	6	173	17

Net Income	$176	$69	$764	$369

Basic income per share – Continuing Operations	$0.33	$0.12	$1.08	$0.66
— Net Income	$0.32	$0.13	$1.39	$0.69

Diluted income per share – Continuing Operations	$0.32	$0.11	$1.05	$0.65
— Net Income	$0.31	$0.12	$1.36	$0.68

Average number of shares outstanding-Basic	550	539	549	535

Average number of shares outstanding-Diluted	554	544	555	539

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.68

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions of dollars)	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,682	$2,020

Receivables
Commissions and fees	2,541	2,407
Advanced premiums and claims	101	117
Other	328	363
	2,970	2,887
Less-allowance for doubtful accounts and cancellations	(170)	(157)
Net receivables	2,800	2,730

Assets of discontinued operations	-	153
Other current assets	367	359

Total current assets	4,849	5,262

Goodwill and intangible assets	7,845	7,773

Fixed assets
(net of accumulated depreciation and	1,098	1,178
amortization of $1,541 at September 30, 2006
and $1,724 at December 31, 2005)

Long-term investments	511	277
Prepaid pension	1,682	1,596
Other assets	1,830	1,806
	$17,815	$17,892

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions of dollars)	(Unaudited) September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,219	$498
Accounts payable and accrued liabilities	1,881	1,733
Regulatory settlements – current portion	236	333
Accrued compensation and employee benefits	1,188	1,413
Accrued income taxes	64	192
Dividends payable	94	93
Liabilities of discontinued operations	39	89
Total current liabilities	4,721	4,351

Fiduciary liabilities	4,026	3,795
Less – cash and investments held in	(4,026)	(3,795)
a fiduciary capacity
	-	-
Long-term debt	3,864	5,044
Regulatory settlements	173	348
Pension, postretirement and postemployment benefits	1,220	1,180
Other liabilities	1,633	1,609
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized	-	-
6,000,000 shares, none issued
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640
shares at September 30, 2006 and December 31, 2005	561	561
Additional paid-in capital	1,122	1,143
Retained earnings	5,467	4,989
Accumulated other comprehensive loss	(588)	(756)
	6,562	5,937
Less – treasury shares, at cost,
10,109,483 shares at September 30, 2006 and
15,057,704 shares at December 31, 2005	(358)	(577)

Total stockholders’ equity	6,204	5,360
	$17,815	$17,892

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, (In millions of dollars)	2006	2005
Operating cash flows:
Net income	$ 764	$ 365
Adjustments to reconcile net income to cash provided by
operations:
Depreciation and amortization of fixed assets and capitalized software	268	304
Amortization of intangible assets	75	76
Provision for deferred income taxes	140	26
Gains on investments	(141)	(156)
Gains on disposal of discontinued operations	(175)	-
Accrual of stock-based compensation resulting from
adoption of SFAS 123(R)	93	37
Changes in assets and liabilities:
Net receivables	(26)	(58)
Other current assets	(231)	48
Other assets	(117)	27
Accounts payable and accrued liabilities	39	(69)
Accrued compensation and employee benefits	(225)	(244)
Accrued income taxes	(259)	(28)
Other liabilities	(145)	(155)
Effect of exchange rate changes	77	(64)
Net cash provided by operations	137	109
Financing cash flows:
Net decrease in commercial paper	-	(129)
Proceeds from issuance of debt	318	1,800
Other repayments of debt	(781)	(1,986)
Issuance of common stock	141	268
Dividends paid	(280)	(271)
Net cash used for financing activities	(602)	(318)
Investing cash flows:
Capital expenditures	(168)	(235)
Net (purchases) sales of long-term investments	(41)	266
Proceeds from sales related to fixed assets	8	38
Dispositions	375	-
Acquisitions	(131)	(64)
Other, net	29	78
Net cash provided by investing activities	72	83

Effect of exchange rate changes on cash and cash equivalents	42	(33)

Decrease in cash and cash equivalents	(351)	(159)
Cash and cash equivalents at beginning of period	2,033	1,396
Cash and cash equivalents at end of period	1,682	1,237

Cash and cash equivalents – reported as discontinued operations	-	(13)
Cash and cash equivalents – continuing operations	$1,682	$1,224

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

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and individual consumers. As discussed in Note 8, MMC determined in the first quarter of 2006 that its U.K.-based insurance wholesale operation, Price Forbes, met the criteria for classification as a discontinued operation. The sale of Price Forbes was completed in September 2006.

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

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosure presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC's Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include seed shares for investment products, direct investments in insurance, consulting or investment management companies and investments in private equity funds.

3.	Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $135 million and $114 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. At September 30, 2006, Putnam managed the investment of approximately $1.4 billion of the fiduciary assets.

Net uncollected premiums and claims and the related payables amounted to $9.2 billion at September 30, 2006 and $10.4 billion at December 31, 2005. MMC is not a principal to the contracts under which the rights to receive premiums or reimbursement of insured losses arise. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4.	Per Share Data

Basic net income per share and income from continuing operations per share are calculated by dividing the respective after tax income by the weighted average number of shares of MMC’s common stock outstanding, excluding unvested restricted stock. Diluted net income per share and income from continuing operations per share are calculated by reducing income for the potential minority interest expense associated with unvested shares under the Putnam Equity Partnership Plan, discussed further in Note 10, and adding back dividend equivalent expense related to common stock equivalents, to the extent recognized in earnings. This result is then divided by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliations of income from continuing operations to income from continuing operations for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items related to the calculation of diluted net income per share are the same as for continuing operations.

	Three Months Ended		Nine Months Ended
(In millions, except average share prices)	September 30,		September 30,
	2006	2005	2006	2005

Income from continuing operations	$180	$63	$591	$352
Less: Potential minority interest associated with the Putnam Class B Common Shares	(4)	(1)	(9)	(2)

Income from continuing operations for diluted earnings per share	$176	$62	$582	$350

Basic weighted average common shares outstanding	550	539	549	535
Dilutive effect of potentially issuable common shares	4	5	6	4

Diluted weighted average common shares outstanding	554	544	555	539

Average stock price used to calculate common stock equivalents	$26.44	$27.89	$28.67	$29.38

5.	Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the nine-month periods ended September 30, 2006 and 2005.

(In millions of dollars)	2006	2005

Interest paid	$285	$269
Income taxes paid	$440	$153

6.	Comprehensive Income

The components of comprehensive income for the nine-month periods ended September 30, 2006 and 2005 are as follows:

(In millions of dollars)	2006	2005
Foreign currency translation adjustments	$184	$(244)
Unrealized investment holding gains
net of income taxes	5	13
Less: Reclassification adjustment for realized gains
included in net income, net of income taxes	(24)	(89)
Minimum pension liability adjustment	3	(5)
Other comprehensive income/(loss)	168	(325)
Net income	764	369
Comprehensive income	$932	$44

7.	Acquisitions and Dispositions

During the first nine months of 2006, MMC made fourteen acquisitions, for total purchase consideration of $165 million. The allocation of purchase consideration resulted in acquired goodwill which, along with contingent purchase consideration from prior acquisitions, amounted to $105 million as of September 30, 2006. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment based on internal or external valuations as purchase accounting is finalized.

In January 2006, MMC sold its majority interest in Sedgwick CMS Holdings (“SCMS”), a provider of claims management and associated productivity services. The gain on sale, including the gain on MMC’s indirect investment in SCMS through the Trident II private equity fund, is included in discontinued operations.

In September 2006, MMC sold the assets of Price Forbes, the U.K.-based insurance wholesale operation. The loss on the sale, which included a charge in the first quarter of 2006 to reduce the carrying amount of its assets to fair value, is included in discontinued operations.

During the first nine months of 2005, MMC made five acquisitions, for total purchase consideration of $79 million. The allocation of purchase consideration resulted in acquired goodwill of $56 million through September 30, 2005.

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

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The 2006 results of Price Forbes, which include a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations in the consolidated statement of income. The results of Price Forbes were insignificant to MMC’s 2005 results and therefore, prior year amounts have not been restated. MMC completed the sale of Price Forbes in September 2006.

All of the entities classified as discontinued operations were part of MMC’s Risk and Insurance Services segment.

Summarized Statements of Income data for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of dollars)	2006	2005	2006	2005

Total Revenue	$12	$119	$109	$350

Income before provision for income tax	8	12	9	32
Income tax	4	6	4	15

Income from discontinued operations, net of tax	4	6	5	17

Gain (loss) on disposal of discontinued operations	(8)	—	298	—
Income tax	—	—	130	—

Gain on disposal of discontinued operations, net of tax	(8)	—	168	—

Discontinued operations, net of tax	$(4)	$6	$173	$17

Summarized Balance Sheet data for discontinued operations is as follows:

(In millions of dollars)	September 30, 2006	December 31, 2005

Assets of discontinued operations:
Current assets	$ -	$ 40
Fixed assets, net	-	31
Goodwill and intangible assets	-	78
Other assets	-	4
Total assets of discontinued operations	$ -	$153

Liabilities of discontinued operations	$39	$ 89

9.	Goodwill and Other Intangibles

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. MMC completed its annual impairment tests in the third quarter of 2006 and determined that such assets were not impaired.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2006	2005
Balance as of January 1	$7,246	$7,459
Goodwill acquired	105	69
Transfer to intangible assets (purchase accounting adjustment)	(7)	(38)
Disposals	-	-
Other adjustments (primarily foreign exchange)	38	(117)
Balance as of September 30	$7,382	$7,373

Goodwill allocable to each of MMC’s reportable segments at September 30, 2006 is as follows: Risk and Insurance Services $3.7 billion; Risk Consulting and Technology $1.7 billion; Consulting $1.8 billion; and Investment Management $122 million.

The goodwill balance at September 30, 2006 and December 31, 2005 includes approximately $115 million and $121 million of equity method goodwill, respectively.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. The gross cost and accumulated amortization by major intangible asset class is as follows:

	September 30, 2006			December 31, 2005
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In millions of dollars)	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer and marketing related	$645	$249	$396	$638	$191	$447
Future revenue streams related to existing private equity funds	200	138	62	200	125	75

Total amortized intangibles	$845	$387	$458	$838	$316	$522

Aggregate amortization expense for the nine months ended September 30, 2006 and 2005 was $75 million and $76 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense

2006 (includes amortization incurred through September 30)	$96
2007	$77
2008	$69
2009	$60
2010	$46

10.	Stock Benefit Plans

MMC maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock, stock options and other forms of stock-based payment arrangements. On July 1, 2005, MMC began accounting for these arrangements under the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”). Prior to July 1, 2005, MMC accounted for these arrangements under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25”), as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”).

MMC’s income before income taxes for the three and nine-months ended September 30, 2006 is $26 million and $93 million lower, respectively, than if it had continued to account for share-based payment arrangements under APB 25 ($17 million after-tax, or $0.03 per share, and $62 million after-tax, or $0.11 per share, for the three and nine-month periods, respectively) whereas MMC’s income before income taxes for both the three and nine-

months ended September 30, 2005 is $31 million lower than if it had continued to account for share-based payment arrangements under APB 25 ($20 million after-tax, or $0.04 per share).

If compensation cost for MMC's share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 prior to the adoption of SFAS 123 (R) on July 1, 2005, MMC's net income and net income per share for the nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)	Nine Months Ended September 30, 2005
Net Income:
As reported	$ 369
Adjustment for fair value method, net of tax	(69)
Pro forma net income	$ 300
Net Income Per Share:
Basic:
As reported	$ 0.69
Pro forma	$ 0.56
Diluted:
As reported	$ 0.68
Pro forma	$ 0.56

The pro forma information reflected above includes stock options issued under MMC’s incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC’s stock purchase plan. In addition, the pro forma information reflected above for the nine months ended September 30, 2005 is based on recognizing the costs of employee stock option awards granted to retiree-eligible individuals over the full vesting term of the award. If the costs of employee stock option awards granted to retiree-eligible individuals had been recognized for these individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants, pro forma net income for the nine months ended September 30, 2005 would have amounted to $301 million.

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

The payout of performance-based restricted stock units (payable in shares of MMC common stock) may range from 0–200% of the number of units granted, based on the achievement of objective, pre-determined MMC or operating company performance measures over a three-year performance period. MMC accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest. Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are paid on both performance-based and service-based restricted stock units prior to payout, based on the initial grant amount.

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

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans

For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$58	$61	$1	$1
Interest cost	121	117	3	4
Expected return on plan assets	(173)	(158)	—	—
Amortization of prior service credit	(14)	(9)	(3)	—
Recognized actuarial loss	59	43	—	(1)

Net Periodic Benefit Cost	51	54	1	4
Curtailment loss	—	(1)	—	—
Special termination benefits	—	1	—	—

Total Expense	$51	$54	$1	$4

Combined U.S. and significant non-U.S. Plans

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$168	$187	$4	$8
Interest cost	357	356	11	14
Expected return on plan assets	(509)	(482)	—	—
Amortization of prior service credit	(40)	(28)	(10)	(1)
Amortization of transition asset	—	(1)	—	—
Recognized actuarial loss	175	134	2	1

Net Periodic Benefit Cost	151	166	7	22
Curtailment loss/(gain)	3	(1)	—	—
Settlement loss	5	1	—	—
Special termination benefits	4	5	—	—

Total Expense	$163	$171	$7	$22

U.S. Plans only

For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$21	$23	$1	$1
Interest cost	45	44	2	3
Expected return on plan assets	(63)	(58)	—	—
Amortization of prior service credit	(13)	(9)	(3)	—
Recognized actuarial loss/(gain)	24	19	—	(1)

Net Periodic Benefit Cost	$14	$19	$—	$3

U.S. Plans only

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$62	$68	$3	$7
Interest cost	136	132	8	12
Expected return on plan assets	(189)	(174)	—	—
Amortization of prior service credit	(40)	(28)	(10)	(1)
Recognized actuarial loss	72	58	2	1

Net Periodic Benefit Cost	$41	$56	$3	$19

Significant non-U.S. Plans

For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$37	$38	$—	$—
Interest cost	76	73	1	1
Expected return on plan assets	(110)	(100)	—	—
Amortization of prior service credit	(1)	—	—	—
Recognized actuarial loss	35	24	—	—

Net Periodic Benefit Cost	37	35	1	1
Curtailment loss	—	(1)	—	—
Special termination benefits	—	1	—	—

Total Expense	$37	$35	$1	$1

Significant non-U.S. Plans

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2006	2005	2006	2005

Service cost	$106	$119	$1	$1
Interest cost	221	224	3	2
Expected return on plan assets	(320)	(308)	—	—
Amortization of transition asset	—	(1)	—	—
Recognized actuarial loss	103	76	—	—

Net Periodic Benefit Cost	110	110	4	3
Curtailment loss/(gain)	3	(1)	—	—
Settlement loss	5	1	—	—
Special termination benefits	4	5	—	—

Total Expense	$122	$115	$4	$3

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted average assumptions:
Expected return on plan assets	8.4%	8.4%	—	—
Discount rate	5.1%	5.5%	5.6%	5.9%
Rate of compensation increase	3.8%	3.6%	—	—

12.	Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2006	December 31, 2005

Short-term:
Bank borrowings – International	$ 208	$ 429
Current portion of long-term debt	1,011	69
	1,219	498

Long-term:
Senior notes – 7.125% due 2009	399	399
Senior notes – 5.375% due 2007 (4.0% effective interest rate)	503	508
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	262	264
Senior notes – 3.625% due 2008	250	249
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	295	295
Senior notes – 5.375% due 2014	647	647
Senior notes – 3 year floating rate note due 2007 (5.64% at September 30, 2006)	500	499
Senior notes – 5.15% due 2010	548	547
Senior notes – 5.75% due 2015	745	745
Mortgage – 5.70% due 2035	469	473
Notes payable – 7.68% due 2006	-	60
Bank borrowings - International	-	168
Other	8	10
	4,875	5,113
Less current portion	1,011	69
	$3,864	$5,044

The weighted average interest rates on MMC’s outstanding short-term debt at September 30, 2006 and December 31, 2005 are 5.1% and 6.0%, respectively.

In December 2005, MMC and certain of its foreign subsidiaries entered into a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios tested quarterly. At September 30, 2006, approximately $178 million was outstanding under this facility.

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

In September 2005, MMC issued $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015. The net proceeds from this issuance were used to pay down a $1.3 billion term loan facility. The term loan facility was put in place in December 2004 and was scheduled to expire in December 2006.

13.	Restructuring Costs

2006 Plan

In September 2006, MMC announced that it would undertake restructuring activities designed to enhance operational efficiencies and improve profitability (the “2006 Plan”). In connection with the 2006 Plan, MMC incurred restructuring charges of $41 million in the third quarter of 2006, as follows: risk and insurance services - $18 million, risk consulting and technology - $1 million, consulting - $18 million and corporate - $4 million. Utilization of the 2006 plan charges is summarized as follows:

(In millions of dollars)	Accrued in 2006	Utilized in 2006	Remaining Liability at 9/30/06
Severance and benefits	$34	$(1)	$33
Future rent on non-cancelable leases	4	(4)	-
Other exit costs	3	(3)	-
	$41	$(8)	$33

2005 Plan

In March 2005, MMC announced that it would undertake restructuring activities involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with the 2005 Plan, MMC incurred restructuring charges of $69 million in the nine-months ended September 30, 2006, as follows: risk and insurance services - $43 million, corporate - $27 million and consulting - $(1) million. Utilization of the 2005 Plan charges is summarized as follows:

(In millions of dollars)	Accrued in 2005	Utilized in 2005	Utilized in 2006	Additions/ Changes in Estimates 2006	Remaining Liability at 9/30/06
Severance and benefits	$197	$(128)	$ (76)	$ 34	$ 27
Future rent on non-cancelable leases	114	(37)	(33)	28	72
Other exit costs (credits)	(1)	12 (a)	(7)	7	11
	$310	$(153)	$ (116)	$ 69	$110

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

2004 Plan

In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2004 Plan”). Utilization of the 2004 Plan charges is summarized as follows:

(In millions of dollars)	Accrued in 2004	Utilized in 2004 and 2005	Additions/ Changes in Estimates 2005	Utilized in 2006	Remaining Liability at 9/30/06
Severance and benefits	$273	$(242)	$ (1)	$(22)	$ 8
Future rent on non-cancelable leases	28	(18)	(2)	(3)	5
Lease termination costs	18	(2)	1	-	17
Other exit costs	18	(18)	5	(3)	2
	$337	$(280)	$ 3	$(28)	$32

Actions under the 2004 and 2005 Plans are substantially completed.

The expenses associated with the restructuring plans are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheet as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

14.	Common Stock

MMC made no share repurchases during 2005 and the first nine months of 2006. In previous years MMC has repurchased, and in the future may repurchase, shares of its common stock, in the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC’s various stock compensation and benefit programs. The timing and level of MMC’s share repurchase activity may be affected by MMC’s priorities relating to the use of its cash flows for a variety of purposes. These purposes may include, in addition to share repurchases, the funding of dividends, investments, pension contributions and debt reduction.

15.	Claims, Lawsuits and Other Contingencies

New York State Attorney General Investigation and Related Litigation and Regulatory Matters

New York State Attorney General Investigation and Lawsuit

In October 2004, the Office of the New York State Attorney General (“NYAG”) filed a civil complaint in New York State court (the “NYAG Lawsuit”) against MMC and its subsidiary Marsh Inc. (“Marsh”), asserting claims under New York law for fraudulent business practices, antitrust violations, securities fraud, unjust enrichment, and common law fraud. The complaint alleged that market service agreements between Marsh and various insurance companies created an improper incentive for Marsh to steer business to such insurance companies and to shield them from competition. The complaint further alleged that the agreements were not adequately disclosed to Marsh’s clients or MMC’s investors, and that Marsh engaged in bid-rigging and solicited fraudulent bids to create the appearance of competitive bidding.

Also in October 2004, the New York State Insurance Department (the “NYSID”) issued a citation (the “Citation”) ordering MMC and a number of its subsidiaries and affiliates that hold New York insurance licenses to appear at a hearing and show cause why regulatory action should not be taken against them. The Citation charged the respondents with the use of fraudulent, coercive and dishonest practices; violations of Section 340 of the New York General Business Law relating to contracts or agreements for monopoly or in restraint of trade; and violations of the New York Insurance Law that resulted from unfair methods of competition and unfair or deceptive acts or practices. Following the announcement of the NYAG Lawsuit and related actions taken by MMC, the MMC stock price dropped from approximately $45 per share to a low of approximately $22.75 per share.

In January 2005, MMC and Marsh entered into an agreement (the “Settlement Agreement”) with NYAG and the NYSID to settle the NYAG Lawsuit and the Citation.

Pursuant to the Settlement Agreement, MMC agreed to establish a fund of $850 million (the “Fund”), payable over four years, for Marsh policyholder clients. A copy of the Settlement Agreement was previously disclosed as an exhibit to MMC’s Current Report on Form 8-K dated January 31, 2005. As a general matter, U.S. policyholder clients who retained Marsh to place insurance between 2001 and 2004 that resulted in Marsh receiving market service revenue were eligible to receive a pro rata distribution from the Fund, provided that they notified MMC of their decision to participate in the Fund by September 20, 2005. Approximately 70,000 eligible policyholders across the United States have elected to receive a distribution, and will receive approximately $750 million of the $850 million made available under the Fund. Clients who have voluntarily elected to participate in the Fund have tendered a release relating to the matters alleged in the NYAG Lawsuit and the Citation, except for claims which are based upon, arise out of or relate to the purchase or sale of MMC securities. No portion of the Fund represents a fine or penalty against MMC or Marsh and no portion of the Fund will revert to MMC or Marsh.

Pursuant to the Settlement Agreement, Marsh also agreed to undertake a number of business reforms. These reforms are described in the Settlement Agreement and are summarized in note 16 to the audited consolidated financial statements included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Settlement Agreement does not resolve any investigation, proceeding or action commenced by NYAG or the NYSID against any former or current employees of Marsh. Since the filing of the NYAG lawsuit, 12 former Marsh employees have pleaded guilty to criminal charges relating to the matters under investigation. In September 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. Trials are scheduled for early 2007.

Related Litigation

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

In August 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of "commercial" policyholders and the second on behalf of a purported class of "employee benefit" policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations (“RICO”) Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys' fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification. In November 2005, MMC and the other defendants moved to dismiss the two consolidated amended complaints. On February 16, 2006, the plaintiffs moved for class certification. On October 3, 2006, the court ruled that plaintiffs had failed to state, with the requisite specificity, claims for violations of RICO and the federal antitrust laws. Plaintiffs have made supplemental filings to address these deficiencies.

Four class or representative actions on behalf of policyholders are pending in state courts. There are also 22 actions brought by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit. MMC expects that all policyholder actions filed in the U.S. federal courts will be transferred to the District of New Jersey as described above. In addition, two putative class actions and one individual policyholder action are pending in Canada.

•

In January 2005, the State of Connecticut brought an action against MMC, Marsh and certain Marsh subsidiaries in the Connecticut Superior Court. The State alleged that the defendants violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for Connecticut’s Department of Administrative Services. The State has since amended its complaint to assert additionally that the defendants violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums. The State also claims that the defendants improperly accepted contingent commissions and concealed these commissions from their clients. The court has stayed all discovery until January 2007. On September 26, 2006, the State filed a third amended complaint, which adds claims for negligent misrepresentation and breach of fiduciary duty, and seeks various monetary damages and injunctive relief.

•

On March 14, 2006, the State of Florida brought an action against MMC, Marsh and certain Marsh subsidiaries in Florida state court, alleging that the defendants violated Florida’s RICO and antitrust laws by engaging in bid rigging and other improper conduct which inflated insurance premiums, and by receiving undisclosed additional compensation. The complaint alleges that these actions caused damage to the State, Florida governmental entities and Florida businesses and residents, and seeks the forfeiture of all undisclosed compensation, treble damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief. In late August, 2006, the court denied defendants’ motion to stay this action pending the outcome of the MDL cases.

•

Four purported class actions on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class periods are pending in the United States District Court for the Southern District of New York. In January 2005, the court issued an order consolidating these complaints into a single proceeding (the “MMC SDNY Securities Case”) and appointing co-lead plaintiffs and co-lead counsel to represent the purported class. In April 2005, the co-lead plaintiffs filed a consolidated complaint naming MMC, Marsh, MMC’s independent registered public accounting firm and twenty present and former directors and officers of MMC and certain affiliates as defendants. The purported class period in the consolidated complaint extended from October 14, 1999 to October 13, 2004.

The consolidated complaint alleged, among other things, that MMC inflated its earnings during the class period by engaging in unsustainable business practices based on contingent commissions, and caused the plaintiffs and other members of the purported class to purchase MMC’s securities at artificially inflated prices. The consolidated complaint further alleged that MMC failed to disclose that the revenue derived from market service agreements with insurers was part of an unlawful scheme, which could not be sustained and which exposed MMC to significant regulatory sanctions, and that MMC failed to disclose certain alleged anti-competitive and illegal practices, such as “bid rigging” and soliciting fictitious quotes, at MMC’s subsidiaries. The consolidated complaint further alleged that MMC’s revenues and earnings would have been significantly lower had MMC’s subsidiaries not engaged in these allegedly unlawful business practices, and that MMC’s earnings were overstated because MMC failed to establish a reserve for contingent losses associated with its allegedly improper activities.

The consolidated complaint included factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at MMC’s subsidiaries Mercer and Putnam, and alleged conflicts of interest associated with MMC’s former private equity subsidiary, MMC Capital. The consolidated complaint included claims for violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. In addition, the consolidated complaint included claims for common law fraud and deceit, negligent misrepresentation, and violations of state securities laws, which were asserted on behalf of a subclass of municipal and state pension funds. The consolidated complaint sought unspecified compensatory damages and attorneys’ fees.

All defendants filed motions to dismiss the consolidated complaint. On July 19, 2006, the court granted in part and denied in part those motions. The court dismissed the Section 18 and Section 15 claims against Marsh and MMC, as well as all common law and state statutory securities law claims. The claims against MMC’s independent registered public accounting firm and all but two of the individual defendants were dismissed in their entirety. On October 13, 2006, plaintiffs filed a second amended complaint which purports to conform the plaintiffs’ allegations to the court’s July ruling. MMC has not yet responded to the second amended complaint.

•

Four individual shareholder actions have been filed against MMC and others in various state courts. Two of these actions have been transferred for inclusion in the MMC SDNY Securities Case. On July 19, 2006, MMC’s motion to dismiss one of the state court actions was denied; an amended complaint has been filed, to which MMC has not yet responded. In the other pending state lawsuit, the court granted MMC’s motion to dismiss without prejudice. Plaintiffs have filed an amended complaint, to which MMC has not yet responded. MMC has not yet responded to the complaints in the two actions that have been transferred for inclusion in the MMC SDNY Securities Case. A separate individual shareholder action asserting federal securities laws violations was transferred for inclusion in the MMC SDNY Securities Case. The court granted this plaintiff leave to file a claim under Section 14(a) of the Securities Exchange Act of 1934 by August 18, 2006. No such complaint was filed, and MMC has requested that the Section 14(a) claim be dismissed with prejudice.

•

A number of shareholder derivative actions are pending against MMC’s current and former directors and officers. Six actions in the Court of Chancery of the State of Delaware have been consolidated as a single action (the “Delaware Derivative Action”). Five actions in the United States District Court for the Southern District of New York have been consolidated as a single action (the “Federal Derivative Action”). One action is pending in the New York Supreme Court for New York County. These shareholder derivative actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their alleged breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. The derivative action pending in the New York Supreme Court has been stayed pending resolution of the Federal Derivative Action. On June 12, 2006, the court in the Federal Derivative Action approved a stipulation to stay the Federal Derivative Action in favor of the Delaware Derivative Action.

MMC has also received six demand letters from stockholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands are under consideration by the MMC Board of Directors.

•

Twenty purported class actions alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), have been filed in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of the Marsh & McLennan Companies Stock Investment Plan (the “Plan”). In February 2005, the court issued an order consolidating these complaints into a single proceeding. Plaintiffs filed a consolidated class action complaint (the “Consolidated ERISA Complaint”) in June 2005, naming MMC and various current and former employees, officers and directors as defendants. The Consolidated ERISA Complaint alleges, among other things, that in view of the purportedly fraudulent bids and the receipt of contingent commissions pursuant to the market service agreements referred to above, the defendants knew or should have known that the investment of the Plan’s assets in MMC stock was imprudent. The Consolidated ERISA Complaint also asserts that certain defendants failed to provide the Plan’s participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The Consolidated ERISA Complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The Consolidated ERISA Complaint alleges that during the purported class period, which extends from July 1, 2000 until January 31, 2005, MMC's stock price fell from $52.22 to $32.50. MMC and the other defendants have filed a motion to dismiss the Consolidated ERISA Complaint.

•

In February 2005, the plaintiffs in a shareholder derivative suit pending in the Delaware Court of Chancery (the “AIG Delaware Suit”) against the directors and officers of American International Group, Inc. (“AIG”) filed a consolidated complaint which, as subsequently amended, names as additional defendants MMC, Marsh, Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Corporate Defendants”), MMC’s former CEO, and five former Marsh employees who have pleaded guilty to certain criminal charges (the former CEO and former employees, together with the MMC Corporate Defendants, the “MMC Defendants”). The AIG Delaware Suit alleges, among other things, that the MMC Defendants, certain AIG employees and others engaged in conspiracy and common law fraud with respect to the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid rigging and kickback schemes, and that AIG was harmed thereby. This action further alleges that the MMC Corporate Defendants aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct described in the NYAG Lawsuit and that the MMC Corporate Defendants were unjustly enriched. The consolidated complaint asserts that the MMC Defendants are liable to AIG for damages and also seeks the return of all contingent commission payments made by AIG to the MMC Corporate Defendants.

In addition, in May 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint naming MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and MMC’s former CEO as additional defendants and asserting claims against MMC and the former CEO for allegedly aiding and abetting breaches of fiduciary duties by AIG's directors and officers and for unjust enrichment. The complaint seeks damages and the disgorgement of contingent commissions. Both the AIG Delaware Suit and the AIG Federal Suit are stayed by orders of the respective courts. In addition, plaintiffs' counsel in a federal securities fraud purported class action against AIG and others (to which MMC is not a party) relating to price declines in AIG's stock has indicated that plaintiffs may assert claims against MMC in that action.

•

In May 2005, the plaintiffs in a purported securities fraud class action suit pending in the United States District Court for the Southern District of New York against Axis Capital Holdings Limited (“Axis”) and certain of its officers filed a consolidated complaint that named MMC, among others, as an additional defendant. This purported class action is on behalf of all persons and entities that purchased or acquired Axis’s publicly traded common stock during a purported class period from August 6, 2003 to October 14, 2004. The complaint alleges violations of federal securities laws in connection with defendants’ purported failure to disclose alleged improper business practices concerning incentive commission payments by Axis to (among others) Marsh Inc. With regard to MMC, the complaint also alleges that various entities and partnerships managed by or associated with MMC Capital sold Axis common stock to members of the purported class knowing of the alleged inflated valuation of such stock, and seeks damages for alleged violations of federal securities laws. On October 17, 2006, the court granted all defendants' motions to dismiss without prejudice.

Related Regulatory Matters

•

Following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other state and federal governmental entities in a number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. Offices of attorneys general in 22 jurisdictions issued one or more requests for information or subpoenas calling for the production of documents or for witnesses to provide testimony. Subpoenas, letters of inquiry and other information requests were received from departments of insurance or other state agencies in 38 jurisdictions. MMC and its subsidiaries have cooperated with these requests from regulators. MMC has been contacted by certain of the above state entities indicating that they may file civil actions or otherwise seek additional monetary or other remedies from MMC. In addition, MMC or its subsidiaries may face administrative proceedings or other regulatory actions, fines or penalties, including, without limitation, actions to revoke or suspend their insurance broking licenses.

•

In September 2005, the National Association of Insurance Commissioners (the “NAIC”) issued a press release indicating that over 30 state insurance regulators (including several referred to in the preceding paragraph) working collaboratively through the NAIC had reached a multi-state regulatory settlement with MMC and Marsh. The NAIC settlement agreement reaffirms MMC’s commitment, under the Settlement Agreement with NYAG and the NYSID, to establish a no-fault compensation fund for policyholder clients across the United States, and provides for state-by-state enforcement of the business reforms agreed to be implemented pursuant to the Settlement Agreement. The NAIC settlement agreement has been executed by MMC and Marsh, and the NAIC has advised that the agreement has been adopted by insurance commissioners in 33 states, the District of Columbia and Guam.

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

•

Commencing in July 2004, the Enforcement Staff of the SEC’s Boston Office inquired into the calculation of certain cost reimbursements paid by the Putnam Funds to Putnam for transfer agent services relating to defined contribution operations within Putnam Fiduciary Trust Company (“PFTC”). Following review by Putnam and the Trustees of the Putnam Funds, Putnam paid the Putnam Funds approximately $37 million to resolve these issues.

•

In October 2004, the Department of Labor (“DOL”) indicated its preliminary belief that Putnam may have violated certain provisions of ERISA related to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam Funds that pay 12b-1 fees. In December 2004, Putnam made a written submission to the DOL addressing these issues.

•

Since December 2003, Putnam has received various requests for information from the DOL regarding the Putnam Profit Sharing Retirement Plan, including requests for information relating to (i) Plan governance, (ii) Plan investments, including investments in MMC stock, (iii) the purported ERISA class actions relating to MMC's receipt of contingent commissions and other matters, which are discussed above, (iv) the market timing-related “ERISA Actions” discussed below, and (v) the suspensions of trading in MMC stock imposed by Putnam on its employees in October and November 2004.

•

On September 7, 2006, the SEC accepted Putnam’s offer of settlement relating to the SEC’s belief that the previous structure of the Putnam Research Fund’s investment management fee, which included a performance component in addition to a base fee, did not fully comply with SEC regulations concerning performance fees. As part of this settlement, Putnam neither admitted nor denied wrongdoing. Additionally, Putnam reimbursed the Putnam Research Fund in a total amount of $1.65 million, representing a retroactive adjustment to the fee structure.

•

Starting in May 2004, Putnam received and responded to requests for information from the SEC’s Office of Compliance Inspections and Examinations, in the context of an SEC sweep concerning closed-end fund distributions. In April and July 2005, Putnam received and responded to follow-up requests concerning the same subject matter from the SEC’s Division of Enforcement, which has indicated its belief that Putnam’s issuance of notices to shareholders in connection with dividend payments by certain of Putnam’s closed-end funds did not comply with applicable SEC disclosure requirements. Putnam is currently engaged in discussions with the SEC staff regarding a resolution of this matter. The anticipated exposure related to this item is less than $1 million.

•

Since January 2004, the NASD has made several requests to Putnam for information relating to reimbursement of expenses to participants at certain sales meetings during the period from 2001 to 2004. The NASD believes that it was a rule violation for Putnam to reimburse certain expenses. Putnam has submitted a proposed settlement to the NASD that, if accepted by the NASD, will provide final resolution of this matter. The anticipated exposure related to this item is less than $1 million.

"Market-Timing" Related Litigation

MMC and Putnam have received over 70 civil complaints, filed in various state and federal courts, based on allegations of "market-timing" and, in some cases, “late trading” activities. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints in September 2004. MMC and Putnam moved to dismiss the various complaints pending in federal court in Maryland, which are described below:

•

MMC and Putnam, along with certain of their former officers and directors, were named in a consolidated amended class action complaint (the “MMC Class Action”) purportedly brought on behalf of all purchasers of the publicly-traded securities of MMC between January 3, 2000 and November 3, 2003 (the “Class Period”). In general, the MMC Class Action alleges that the defendants, including MMC, allowed certain mutual fund investors and fund managers to engage in market-timing in the Putnam Funds. The complaint further alleges that this conduct was not disclosed until late 2003, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that, as a result of defendants’ purportedly misleading statements or omissions, MMC’s stock traded at inflated levels during the Class Period. The suit seeks unspecified damages and equitable relief. In an order entered October 13, 2006, the district court dismissed all claims against all defendants in the MMC Class Action.

MMC and Putnam also were named as defendants in a consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam Funds (the “Putnam Class Action”) and in a consolidated amended complaint in which certain fund investors purport to assert derivative claims on behalf of all Putnam Funds (the “Putnam Derivative Action”). These suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late trading activity that allegedly occurred in certain Putnam Funds. The Putnam Derivative Action seeks additional relief, including termination of the investment advisory contracts between Putnam and the Funds, cancellation of the Funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the Funds over a certain period of time. In addition to MMC and Putnam, the Putnam Derivative Action names as defendants various Putnam affiliates, certain trustees of the Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in the Putnam Funds. MMC and Putnam moved to dismiss all claims in the Putnam Class Action and the Putnam Derivative Action. The court dismissed all claims against MMC in both actions. With regard to Putnam, the court dismissed all claims against Putnam in the Putnam Class Action except for claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Section 36(b) of the Investment Company Act of 1940, and all claims against Putnam in the Putnam Derivative Action except the claim under Section 36(b) of the Investment Company Act. On August 24, 2006, the plaintiffs filed a second amended complaint in the Putnam Class Action in response to the court’s dismissal order. Putnam has answered the second amended complaint.

•	Putnam also has been named as a defendant in its capacity as a sub-adviser to a non-Putnam fund in a federal class action suit pending in the District of Maryland against another mutual fund complex.

•

A consolidated amended complaint asserting shareholder derivative claims has been filed, purportedly on behalf of MMC, against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant (the “MMC Derivative Action”). The MMC Derivative Action generally alleges that the members of MMC’s Board of Directors violated the fiduciary duties they owed to MMC and its shareholders by failing to provide oversight regarding market-timing in the Putnam Funds, as a result of which MMC suffered damages. The suit seeks unspecified damages and equitable relief. Pursuant to an agreement of the parties, the MMC Derivative Action was stayed in May 2005. In October 2003 and February 2004, respectively, MMC received two demand letters from stockholders asking the MMC Board of Directors to take action to remedy alleged breaches of duty by certain officers, directors, trustees or employees of MMC or Putnam, based on allegations of market-timing in the Putnam Funds.

•

MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans' funds in MMC stock and the Putnam Funds was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA Actions seek unspecified damages and equitable relief, including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans. On September 15, 2006, the ERISA Action regarding the Putnam Profit Sharing Retirement Plan was dismissed against all defendants; the plaintiff has appealed that decision. On October 19, 2006, the plaintiff in the ERISA Action regarding the MMC Stock Investment Plan filed a third amended complaint.

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

Other Putnam Litigation

•

Putnam and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover the “excessive” advisory and distribution fees paid to defendants by those funds beginning one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. On January 19, 2006, the court granted defendants' motion for partial summary judgment, limiting the scope of the suit to the fees paid by five Putnam Funds. Plaintiffs have filed a new complaint which seeks the same form of relief as the original complaint, is limited to the fees paid by the five funds at issue, and seeks relief for a period after the filing of the original complaint. Defendants have moved to stay the new complaint pending the court’s resolution of the original complaint.

•

Certain Putnam entities have been named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas. Plaintiff alleges that Putnam breached its investment management advisory agreement and did not make appropriate disclosures at the time the investment management advisory agreement was executed.

Other Governmental Inquiries Relating to MMC and its Subsidiaries

•

In June 2005, the European Commission announced its intention to commence an investigation (a so-called sector inquiry) into competition in the financial services sector. In announcing the investigation, the Commission stated, among other things: “The Commission is concerned that in some areas of business insurance (the provision of insurance products and services to businesses), competition may not be functioning as well as it could.... Insurance and reinsurance intermediation will also be part of the inquiry.” In June 2006, a number of Marsh companies in Europe submitted responses to a standardized questionnaire received from the Commission directed to insurance intermediaries in Europe. The Commission is expected to produce a final report in late 2006 or early 2007.

•

Since early 2003, the SEC has issued two subpoenas to MMC or its affiliates and has made additional requests for information relating to the SEC's investigation of loss mitigation products. MMC and its subsidiaries have received similar inquiries from regulators and other authorities in several states. In April 2005, the Office of Insurance Regulation in the State of Florida issued a subpoena to MMC’s subsidiary Guy Carpenter & Company, Inc. concerning certain reinsurance products. In May 2005, the Office of Insurance and Fire Safety Commissioner in the State of Georgia issued a subpoena to MMC that requested, among other things, information relating to finite insurance placements. In May 2005, the Office of the Attorney General in the State of Connecticut issued a subpoena to MMC concerning finite insurance. MMC and its subsidiaries are cooperating with these and other informal inquiries relating to loss mitigation products.

•

In March 2005, Mercer Investment Consulting, Inc. (“Mercer IC”) received a letter from the SEC outlining its findings relating to an examination of the practices, compensation arrangements and disclosures of consultants that provide services to sponsors of pension plans or other market participants, including, among other things, practices with respect to advice regarding the selection of investment advisors to manage plan assets. In its letter, the SEC requested that Mercer IC improve certain disclosures and procedures. In April 2005, Mercer IC responded to the letter, indicating that it had made or will make the improvements requested by the SEC. Mercer IC also received separate letters from the Boston office of the Enforcement Division of the SEC requesting additional information on the same matter. Mercer IC responded to these requests and has cooperated with the SEC.

•

In February 2005, the DOL served a subpoena on MMC seeking documents pertaining to services provided by MMC subsidiaries to employee benefit plans, including documents relating to how such subsidiaries have been compensated for such services. The request also sought information concerning market service agreements and the solicitation of bids from insurance companies in connection with services to employee benefit plans. MMC is cooperating with the DOL.

•

In December 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. In April 2005, MMC received a subpoena from the SEC broadening the scope of the original request. MMC is cooperating in the investigation. Certain current and former employees of MMC have testified in connection with this matter.

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

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2006, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

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

•

In the second quarter of 2006, Putnam purchased certain securities for a number of clients from a registered broker-dealer. After a subsequent review of the transactions, Putnam concluded that the broker-dealer misled Putnam about an important feature of the securities. As a result, Putnam intends on behalf of its clients to pursue a claim for recovery against the broker-dealer and possibly others. Based on its current analysis, Putnam believes the amount of the claim would be for approximately $21 million. Any potential liability to Putnam in respect of the transactions is unknown at this time.

The proceedings and other matters described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC's management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters or the impact they may have on MMC's consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service agreements” and “market-timing”, are in their early stages and only limited discovery, if any, has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC's financial condition or the results of MMC’s operations in a future period.

16.	Variable Interest Entities

MMC, through Putnam, manages $3.3 billion in the form of collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs and CLOs. The maximum loss exposure related to the CDOs and CLOs is limited to Putnam’s investment totaling $4.7 million, reflected in Long-term investments in the consolidated balance sheet at September 30, 2006. MMC has concluded it is not the primary beneficiary of these structures under FIN 46(R) “Consolidation of Variable Interest Entities.”

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

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the consolidated financial statements contained in MMC’s Annual Report on Form 10-K for the year ended December 31, 2005. The information in the following tables excludes the results of Crump, Price Forbes and SCMS, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses. Starting in the first quarter of 2006, segment results also include stock option expense.

Selected information about MMC's operating segments for the nine-month periods ended September 30, 2006 and 2005 follows:

(In millions of dollars)	Revenue	Operating Income
2006
Risk and Insurance Services	$4,089 (a)	$ 550
Risk Consulting & Technology	769 (b)	98
Consulting	3,115 (c)	349
Investment Management	1,026 (d)	217
Total Operating Segments	8,999	1,214
Corporate / Eliminations	(110)	(159)
Total Consolidated	$8,889	$1,055

2005
Risk and Insurance Services	$4,275 (a)	$ 243
Risk Consulting & Technology	716 (b)	109
Consulting	2,836 (c)	357
Investment Management	1,146 (d)	204
Total Operating Segments	8,973	913
Corporate / Eliminations	(147)	(172)
Total Consolidated	$8,826	$ 741

(a)	Includes interest income on fiduciary funds of $135 million in 2006 and $114 million in 2005.

(b) Includes inter-segment revenue of $7 million and $23 million in 2006 and 2005, respectively.

(c) Includes inter-segment revenue of $90 million and $114 million in 2006 and 2005, respectively, and interest income on fiduciary funds of $9 million in 2006 and $6 million in 2005.

(d) Includes inter-segment revenue of $8 million in both 2006 and 2005, respectively.

Change in Segment Measurement

MMC adopted SFAS 123(R), “Share-Based Payment” effective July 1, 2005. As a result, MMC incurred incremental costs, primarily related to stock options, of $31 million for the three- and nine-month periods ended September 30, 2005. These costs are recorded in Corporate. Starting in the first quarter of 2006, MMC changed the measurement of its segment results to include the cost of stock options. For the three months ended September 30, 2006, expense related to stock options was $26 million: Risk and Insurance Services - $11 million, Risk Consulting and Technology - $0 million, Consulting - $9 million, Investment Management - $4 million and Corporate - $2 million. For the nine months ended September 30, 2006, expenses related to stock options was $93 million: Risk and Insurance Services - $38 million, Risk Consulting and Technology - $2 million, Consulting - $32 million, Investment Management - $11 million and Corporate - $10 million.

Operating segment revenue by product for the nine-month periods ended September 30, 2006 and 2005 is as follows:

(In millions of dollars)	2006	2005
Risk and Insurance Services
Insurance Services	$3,261	$3,432
Reinsurance Services	709	681
Risk Capital Holdings	119	162
Total Risk and Insurance Services	4,089	4,275
Risk Consulting & Technology	769	716
Consulting
Human Resource Consulting	2,252	2,104
Specialty Consulting	863	732
Total Consulting	3,115	2,836
Investment Management	1,026	1,146
Total Operating Segments	8,999	8,973
Corporate Eliminations	(110)	(147)
Total	$8,889	$8,826

18.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 will be effective for MMC beginning January 1, 2007, with the cumulative effect of any change in accounting principle recorded as an adjustment to opening retained earnings. MMC is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of MMC's 2008 fiscal year. MMC is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R) ("SFAS 158"). SFAS 158 requires that MMC recognize its overfunded defined benefit pension and retiree medical plans (the Plans) as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The offsetting adjustment to the amount of assets and liabilities required to be recognized would be recorded in Accumulated Other Comprehensive Income (AOCI), net of tax, in MMC's 2006 year-end balance sheet, with subsequent changes in the funded status recognized through other comprehensive income in the year in which they occur. The impact of adopting SFAS 158 will depend on the value of the Plans' assets and liabilities as of

December 31, 2006. Such values will be impacted by assumptions that will be determined on a Plan by Plan basis at the measurement date, including the discount rate, mortality rates and salary increase rate. MMC has prepared a preliminary estimate, based on its estimate of Plan assets and liabilities on December 31, 2006, utilizing prevailing economic and demographic assumptions. Based on such estimates, MMC could see a reduction in assets of about $1.2 billion and an increase in liabilities of approximately $0.3 billion, with these adjustments partly offset by deferred tax benefits of approximately $0.5 billion. Using the preliminary estimate, the net impact of adopting SFAS 158 would be a reduction of MMC's stockholders' equity approaching $1 billion, with no impact to its consolidated statements of income or cash flows. The actual impact of adopting SFAS 158 may vary significantly from MMC's preliminary estimate. The adoption of SFAS 158 will not impact any financial covenants in MMC's bank agreements, nor does MMC expect adoption to adversely impact its credit ratings. SFAS 158 also requires companies to measure the funded status of their plans as of their year-end balance sheet date no later than 2008. MMC already measures the funded status of its Plans as of its year-end balance sheet date and therefore is not impacted by this requirement.

On February 3, 2006, the FASB released FASB Staff Position No. FSP 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event" ("FSP 123(R)-4"). The guidance in FSP 123(R)-4 changes the classification of certain options issued by a subsidiary of MMC from liability awards to equity awards unless a contingent settlement feature in the award becomes probable of occurring. Transition provisions of FSP 123(R)-4 require retrospective application of the guidance to prior periods where SFAS 123(R) had been adopted prior to the issuance of FSP 123(R)-4. As a result, a charge of $6 million taken by MMC in the third quarter of 2005 when SFAS 123(R) was initially adopted was reversed by reflecting such adjustment in the third quarter 2005 amounts included in this report.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 2 of this report. This Form 10-Q should be read in conjunction with MMC’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

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

As described more fully below, results of operations in the third quarter and first nine months of 2006 reflect, among other items:

•	stock option expense under SFAS 123(R) (“Share-Based Payment”), which MMC adopted effective July 1, 2005;

•	restructuring savings and charges under MMC’s 2005 and 2006 restructuring plans;

•	the sale of Sedgwick Claims Management Services in the first quarter of 2006, the gain from which appears in discontinued operations;

•	the sale of Price Forbes, MMC’s U.K.-based wholesale brokerage business in the third quarter of 2006, the loss from which, net of current year earnings, is included in discontinued operations; and

•	declining market services revenue in the Risk and Insurance Services segment.

Critical Accounting Policies

For a description of critical accounting policies, including those which involve significant management judgment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in the 2005 10-K, including the risk factors described in Part I, Item 1A thereof.

Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2006	2005	2006	2005
Revenue:
Service Revenue	$ 2,827	$2,731	$8,748	$ 8,670
Investment Income (Loss)	57	48	141	156
Operating Revenue	2,884	2,779	8,889	8,826
Expense:
Compensation and Benefits	1,742	1,731	5,293	5,348
Other Operating Expenses	822	861	2,541	2,737
Operating Expenses	2,564	2,592	7,834	8,085
Operating Income	$320	$187	$1,055	$741
Income From Continuing Operations	$180	$63	$591	$352
Discontinued Operations, net of tax	(4)	6	173	17
Net Income	$176	$69	$764	$369
Income from Continuing Operations Per Share:
Basic	$0.33	$0.12	$1.08	$0.66
Diluted	$0.32	$0.11	$1.05	$0.65
Net Income Per Share:
Basic	$0.32	$0.13	$1.39	$0.69
Diluted	$0.31	$0.12	$1.36	$0.68
Average Number of Shares Outstanding:
Basic	550	539	549	535
Diluted	554	544	555	539

Consolidated operating income in the third quarter of 2006 increased 71% to $320 million due to a 4% increase in operating revenue, primarily in the consulting segment, and a 1% decrease in operating expenses. The decrease in expenses reflects cost savings from restructuring activities and lower restructuring and related charges.

Consolidated operating income in the first nine months of 2006 increased 42% to $1.1 billion, resulting from a 3% decrease in operating expenses and a 1% increase in operating revenue. The decrease in operating expenses reflects cost savings from restructuring activities, as well as lower costs related to several significant expense items, discussed in more detail below under “Consolidated Revenue and Expense”. These expense savings were partly offset by incremental costs, primarily related to stock options under SFAS 123(R).

Results from discontinued operations in the first nine months of 2006 were $173 million net of tax, primarily resulting from the gain on the sale of Sedgwick Claims Management Services in January 2006. In the third quarter of 2006, MMC completed the sale of Price Forbes, its U.K.–based wholesale insurance broker. The loss on the disposal of Price Forbes and net income associated with its 2006 results are included in discontinued operations. The results of Price Forbes were insignificant to MMC’s 2005 results and, therefore, prior year amounts have not been restated.

Consolidated Revenue and Expenses

Revenue for the quarter of $2.9 billion was 4% higher than prior year. Higher revenue in the consulting and risk consulting and technology segments was partly offset by lower revenue in the investment management segment. Revenue for the quarter increased 3% on an underlying basis, as described further below. Year-to-date revenue increased 1% versus prior year and 2% on an underlying basis.

MMC does business in over 100 countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may distort period-over-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency translation, acquisitions and dispositions on MMC’s operating revenues by segment for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 is as follows:

				Components of Revenue Change
	Three Months Ended		% Change		Acquisitions/
	September 30,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2006	2005	Revenue	Impact	Impact	Revenue

Risk and Insurance Services
Insurance Services	$1,009	$ 1,028	(2)%	1%	(3)%	-
Reinsurance Services	214	207	3%	-	-	3%
Risk Capital Holdings (a)	45	45	-	-	-	-
Total Risk and Insurance Services (b)	1,268	1,280	(1)%	1%	(2)%	-

Risk Consulting & Technology (b)	251	242	4%	1%	5%	(2)%

Consulting
Human Resource Consulting	762	691	10%	3%	-	7%
Specialty Consulting	304	249	22%	2%	4%	16%
Total Consulting (b)	1,066	940	13%	2%	1%	10%

Investment Management	342	371	(8)%	-	-	(8)%

Total Operating Segments (b)	2,927	2,833	3%	1%	-	2%

Corporate Eliminations	(43)	(54)

Total Revenue	$2,884	$ 2,779	4%	1%	-	3%

				Components of Revenue Change
	Nine Months Ended		% Change		Acquisitions/
	September 30,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2006	2005	Revenue	Impact	Impact	Revenue

Risk and Insurance Services
Insurance Services	$ 3,261	$3,432	(5)%	(1)%	(2)%	(2)%
Reinsurance Services	709	681	4%	(1)%	-	5%
Risk Capital Holdings (a)	119	162	(27)%	-	(6)%	(21)%
Total Risk and Insurance Services (b)	4,089	4,275	(4)%	-	(2)%	(2)%

Risk Consulting & Technology	769	716	7%	-	2%	5%

Consulting
Human Resource Consulting	2,252	2,104	7%	-	-	7%
Specialty Consulting	863	732	18%	-	1%	17%
Total Consulting (b)	3,115	2,836	10%	-	1%	9%

Investment Management	1,026	1,146	(10)%	-	-	(10)%

Total Operating Segments (b)	8,999	8,973	-	-	(1)%	1%

Corporate Eliminations	(110)	(147)

Total Revenue	$8,889	$8,826	1%	-	(1)%	2%

(a)	Risk Capital Holdings owns MMC’s investments in insurance and financial services firms, as well as MMC’s investments in the Trident funds.
(b)	Certain reclassifications have been made to prior year amounts to conform with current presentation.

Revenue

Revenue in the risk and insurance services segment decreased 1% from the third quarter of 2005, and was flat on an underlying basis. Marsh revenues were down 2% due to the impact of dispositions, primarily Price Forbes and certain small commercial accounts. Underlying revenue at Marsh was essentially unchanged compared with the prior year. Guy Carpenter revenues increased 3%. Revenue increased 4% in risk consulting & technology, largely due to growth in Kroll’s technology services group. Consulting revenue increased 13%, resulting from a 22% increase in Mercer’s specialty consulting businesses and 10% growth in human resource consulting. Investment management revenue declined 8%, largely due to a decrease in average assets under management.

For the first nine months of 2006, risk and insurance services revenue decreased 4% from the same period in 2005. Underlying revenue declined 2%, largely due to the impact of lower insurance premium rates (primarily in Europe), lower market service revenue and lower investment gains at Risk Capital Holdings. The impact of dispositions also contributed to the decrease in segment revenue. Risk consulting & technology revenue increased 7% due to growth in Kroll’s corporate advisory and restructuring and technology services businesses. Consulting revenue increased 10%, resulting from an 18% increase in Mercer’s specialty consulting businesses and a 7% increase in Mercer HR consulting. Investment management revenue declined 10%, primarily due to a decrease in assets under management.

Operating Expenses

Operating expenses in the third quarter decreased 1% versus the same period in 2005, primarily due to savings from restructuring activities, a decrease in restructuring charges and lower costs related to employee retention awards. Expenses in 2006 also reflect lower incentive compensation, a decrease in amortization of prepaid dealer commissions and lower costs related to professional liability claims.

Consolidated operating expenses for the first nine months of 2006 decreased 3% from the same period in 2005. The decrease in operating expenses reflects cost savings from restructuring activities initiated in the first quarter of 2005; a decrease in restructuring charges; lower settlement, legal and regulatory costs related to certain proceedings involving MMC and certain of its subsidiaries; and lower costs related to employee retention awards. Expenses in 2006 also reflect lower amortization of prepaid dealer commissions and lower costs related to professional liability claims. Expenses in 2005 include a charge of $35 million for Putnam’s estimate of costs to address issues relating to the calculation of certain amounts previously paid to Putnam by the Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. These decreases were partly offset by higher expenses related to stock options. Due to the adoption of SFAS 123(R) on July 1, 2005, the prior year includes expenses related to stock options for only one quarter.

Effective July 1, 2005, MMC elected to implement SFAS 123(R) using the modified prospective method of adoption, so there is no comparable stock option expense recorded in the first six months of 2005 results. In 2006, the costs related to stock options are included in segment results. In 2005, the costs related to stock options are included in Corporate.

Restructuring and Related Activities

In response to its changing business environment, MMC initiated restructuring activities in the first quarter of 2005 (the “2005 Plan”) and the third quarter of 2006 (the “2006 Plan”). The costs and the annualized savings relating to these plans are indicated below.

2005 Plan

MMC’s actions under the 2005 Plan are substantially complete. MMC is currently realizing annual savings of approximately $400 million attributable to the 2005 Plan relating primarily to the risk and insurance services segment. In early 2006, MMC began implementing its plan to eliminate excess space in its corporate headquarters building in mid-town New York. Costs related to its headquarters building incurred through June 30, 2006 (approximately $40 million) and savings generated from those actions (approximately $10 million) were recognized as part of the 2005 restructuring plan.

2006 Plan

In September 2006, MMC announced cost savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These actions are expected to result in annualized savings of approximately $350 million when fully implemented by the end of 2008, and result in restructuring charges and related costs of $225 million. The cost savings initiatives are expected to be implemented in several phases – the first phase which began in September and is expected to be completed over the next two quarters, and one or more additional phases to be implemented in 2007 and 2008. The discussion below identifies the areas impacted and savings expected from the phases of the cost savings initiatives.

Phase 1 of the 2006 Plan is expected to result in cost savings of $160 million. The expected savings from this phase comprise $70 million from operating company process improvements and $90 million from corporate infrastructure and process improvements in IT, real estate and corporate functions. Staff reductions of more than 750 are expected in phase 1 of the 2006 Plan. In the third quarter of 2006, MMC recorded $42 million of costs, primarily related to severance and exit costs for facilities, in connection with actions taken under phase 1 of the 2006 Plan. These actions are expected to be completed by the first quarter of 2007.

MMC expects additional annualized savings of $190 million under one or more future phases of the 2006 Plan, resulting from infrastructure improvements in information technology, procurement, human resources, finance and real estate, as well as organizational structure and business process improvements. Savings from these additional phases will be realized as the actions are implemented through the end of 2008.

Over the next 18 months, MMC intends to vacate an additional seven to nine floors of its headquarters building in New York, some of which are owned and some of which are leased by MMC. The expected net costs comprise both gains on the sale of owned floors, which will be recognized as they are sold, and losses on sub-leases of leased floors, which will be recognized at the earlier of when the floors are vacated or when sub-lease agreements are executed. The costs incurred and savings generated from actions taken with regard to MMC's headquarters building in the third quarter of 2006, as well as future actions related to this building, will be included as part of the 2006 Plan. In the third quarter of 2006, MMC incurred costs of approximately $3 million related to these actions. Additional net costs of approximately $5 million are expected as we complete this process.

Risk and Insurance Services
	Third Quarter		Nine Months
(In millions of dollars)	2006	2005	2006	2005
Revenue	$ 1,268	$ 1,280	$4,089	$4,275
Expense	1,125	1,260	3,539	4,032
Operating Income	$ 143	$ 20	$ 550	$ 243
Operating Income Margin	11.3%	1.6%	13.5%	5.7%

Revenue

Revenue in risk and insurance services decreased 1% in the third quarter of 2006 compared with the third quarter of 2005. Revenues in this segment for the nine months ended September 30, 2006 declined 4% from the prior period. Underlying revenue was flat for the quarter and down 2% for nine months as compared to prior year. Year-to-date revenue decreases in insurance services and Risk Capital Holdings were partly offset by increased revenue in reinsurance services.

Underlying revenue at Marsh was flat with the third quarter of 2005. Marsh’s new business grew 11 percent globally. Market services revenue, related to placements made before October 1, 2004, was $4 million in the third quarter of 2006, down from $17 million in the prior year. Market services revenue declined to $43 million from $85 million the first nine months. Underlying revenue for insurance services declined 2% for the nine months ended September 30, 2006.

Reinsurance services revenue increased 3% for the quarter, primarily due to continued new business growth. Although U.S. property catastrophe premium rates are higher, premium rates for most other lines are flat to down and the market environment for property catastrophe reinsurance continued to be impacted by limited reinsurer capacity and higher risk retention by clients. Revenue increased 4% for the first nine months of 2006 compared to the same period last year, 5% on an underlying basis.

Risk Capital Holdings revenue in 2006 was the same as in the third quarter last year and 27% lower compared with the first nine months of 2005. This decline was due to lower realized investment gains, as anticipated, and to a lesser extent, elimination of investment management fees following the sale of MMC Capital’s business in May 2005.

At September 30, 2006, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was approximately $44 million, compared with $130 million at December 31, 2005. MMC intends to collect outstanding MSA revenue earned prior to October 1, 2004, and is seeking to enforce its rights under the contracts to collect amounts due. However, there is no assurance that MMC will be successful in collecting all amounts due. To the extent such accrued amounts are not collected, a charge to earnings would result.

Expense

Expenses in the risk and insurance services segment decreased 11% in the third quarter 2006, compared with the same period in the prior year. The decrease in expenses reflects cost savings from restructuring activities initiated in the first quarter of 2005; a decrease in restructuring charges from $51 million in 2005 to $18 million in 2006; a decrease of $50 million in costs related to employee retention awards; lower accruals for incentive compensation; and lower costs related to professional liability claims. Partly offsetting these decreases were costs of $11 million in 2006 related to employee stock options.

For the nine months of 2006, expenses decreased 12% compared to the prior year. The decrease reflects cost savings from restructuring; a decrease in restructuring charges from $195 million in 2005 to $63 million in 2006; a decrease of $37 million in legal and regulatory costs related to market services agreements and associated shareholder and policyholder litigation; and a decrease of $88 million related to employee retention awards. In addition, 2006 expenses reflect lower incentive compensation costs and lower costs related to professional liability claims. Partly offsetting these decreases were costs of $38 million in 2006 related to employee stock options. The operating margin for the first nine months of 2006 improved to 13.5% from 5.7% last year.

Risk Consulting & Technology
	Third Quarter		Nine Months
(In millions of dollars)	2006	2005	2006	2005
Revenue	$ 251	$ 242	$ 769	$ 716
Expense	214	206	671	607
Operating Income	$ 37	$ 36	$ 98	$ 109
Operating Income Margin	14.7%	14.9%	12.7%	15.2%

Revenue

Risk consulting and technology revenues increased 4% for the quarter and 7% for the nine months as compared to the same period last year. For the quarter, the technology services group, Kroll’s largest business unit, increased revenues by 15%. This unit’s Kroll OnTrack electronic discovery business responded successfully to market conditions and continued its improvement from the first quarter of this year. The consulting services group reported double-digit growth. Corporate advisory and restructuring revenues declined sequentially due to the absence of success fees earned on client projects in the second quarter. Results for the security group reflected the planned termination of certain high risk international assignments with limited profitability. Growth in the nine-month period was primarily due to strong performance by the corporate advisory and restructuring and background screening businesses, partially offset by lower revenue in the electronic discovery business and security services.

Expense

Risk consulting and technology expenses increased 4% in the third quarter of 2006 and 11% for the nine months compared with the same periods in the prior year. This increase reflects higher compensation in the corporate advisory and restructuring and the background screening businesses, as well as increased costs for outside services in the background screening business due to a higher volume of business.

Consulting
	Third Quarter		Nine Months
(In millions of dollars)	2006	2005	2006	2005
Revenue	$1,066	$940	$3,115	$2,836
Expense	954	823	2,766	2,479
Operating Income	$ 112	$117	$ 349	$ 357
Operating Income Margin	10.5%	12.4%	11.2%	12.6%

Revenue

Consulting revenue in the third quarter of 2006 increased 13% compared with the same period in 2005. Revenue in Mercer HR Consulting increased 10%, or 7% on an underlying basis. All of Mercer HR’s businesses showed good growth, including a notable improvement over previous quarters for the health and benefits business, which increased underlying revenues 5 percent. Mercer Specialty Consulting revenues grew 22%, 16% on an underlying basis, in the third quarter. This strong performance was led by Mercer Oliver Wyman and strategy and operations consulting, which increased revenues 21% and 19%, respectively.

Revenue for the nine months ended September 30, 2006 increased 10% over the same period in 2005, reflecting an increase of 18% (underlying growth of 17%) in Mercer’s specialty consulting businesses and a 7% increase in human resource consulting.

Expense

Consulting expenses increased 16% in the third quarter and 12% for the nine months of 2006 compared with the same periods in 2005. The expense increase reflects restructuring charges of $18 million recorded in the third quarter of 2006, acquisitions and higher compensation costs due in part to increased staff levels. In addition, expenses in the third quarter and nine months of 2006 include costs of $9 million and $32 million, respectively, related to employee stock options.

Investment Management
	Third Quarter		Nine Months
(In millions of dollars)	2006	2005	2006	2005
Revenue	$ 342	$ 371	$1,026	$1,146
Expense	265	288	809	942
Operating Income	$ 77	$ 83	$ 217	$ 204
Operating Income Margin	22.5%	22.4%	21.2%	17.8%

Revenue

Putnam's revenue decreased 8% in the third quarter of 2006, reflecting a decrease in management fees due to a decline in average assets under management and lower transfer agent service fees partly offset by a gain on the sale of an equity investment. Assets under management averaged $179 billion in the third quarter of 2006, an 8% decline from the $195 billion managed in the third quarter of 2005. Assets under management aggregated $182 billion at September 30, 2006, compared with $192 billion at September 30, 2005 and $189 billion at December 31, 2005. Net redemptions of $15.7 billion in the first nine months of 2006 were partly offset by the impact of market performance. Putnam's net outflows declined to $3.1 billion in the third quarter of 2006, from $6.0 billion and $6.6 billion in the second and first quarters of 2006, respectively. Putnam's management expects that net outflows for the fourth quarter will show continued improvement; however, management believes the degree of improvement will be affected by slowing gross inflows, as potential customers await the results of MMC's market check for Putnam announced in September 2006.

Putnam’s revenue declined 10% in the first nine months of 2006 compared to the same period in 2005 due to a decrease in management fees resulting from a decline in average assets under management and lower transfer agency fees. Assets under management averaged $185 billion in the first nine months of 2006, a 7% decline from the $198 billion managed in the same period of 2005.

At September 30, 2006, assets held in equity securities represented 67% of assets under management and investments in fixed income products represented 33%, compared with 68% and 32%, respectively, at September 30, 2005.

Quarter-end and average assets under management are presented below. The categories of mutual fund assets referred to in the table reflect style designations aligned with each fund’s prospectus.

(In billions of dollars)	2006	2005
Mutual Funds:
Growth Equity	$ 26	$ 32
Value Equity	36	38
Blend Equity	26	26
Fixed Income	30	33
	118	129
Institutional:
Equity	34	33
Fixed Income	30	30
	64	63
Quarter-end Assets	$ 182	$ 192
Assets from Non-US Investors	$ 34	$ 33
Average Assets	$ 179	$ 195

Components of quarter-to-date change in ending assets under management
Net Redemptions including Dividends Reinvested	$(3.1)	$(8.5)
Impact of Market/Performance	$ 5.5	$ 5.6

Expense

Putnam's expenses decreased 8% in the third quarter of 2006 compared with the same period of 2005. This was primarily due to a decrease in amortization expense for prepaid dealer commissions partly offset by insurance recoveries in 2005 related to previously expensed regulatory and compliance costs. Expenses for the nine months ended September 30, 2006 decreased 14%, due to a decrease in amortization expense for prepaid dealer commissions and the year-over-year effect of a $35 million charge in 2005. The charge relates to estimated costs to address issues relating to the calculation of certain amounts previously paid to Putnam by Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. Partly offsetting these decreases were costs of $11 million related to employee stock options.

Corporate Expenses

Corporate expenses of $49 million in the third quarter of 2006 were $20 million lower than the same period in the prior year. The decrease is primarily due to the year-over-year impact of stock option expense. In 2005, all of MMC’s costs related to stock options was recorded in Corporate. In 2006, stock option expense was allocated to and recorded in each of MMC’s business segments. This decrease is partly offset by higher professional services fees and restructuring charges.

For the nine months ended September 30, 2006, expenses decreased $13 million, primarily due to the impact of stock option expense and lower restructuring charges partly offset by higher professional services fees.

In the first nine months of 2005, MMC corporate recorded $55 million of restructuring and related charges, primarily related to the consolidation of office space in London. In the first nine months of 2006, MMC corporate recorded restructuring and related charges of $31 million, primarily related to future rent on non-cancelable leases for three floors in MMC’s New York headquarters building that have been vacated.

Interest

Interest income earned on corporate funds amounted to $16 million in the third quarter of 2006, an increase of $3 million from the third quarter of 2005. Interest income was $45 million for the first nine months of 2006, an increase of $12 million from the same period in prior year. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2006 compared with the prior year. Interest expense of $75 million in the third quarter of 2006 decreased from $111 million in the third quarter of 2005. Year-to-date interest expense was $231 million versus $253 million for the same period in 2005. The decrease in interest expense is primarily due to $34 million recorded in the third quarter of 2005 for the prepayment charge incurred in connection with the refinancing of the mortgage on MMC’s worldwide headquarters building in New York.

Income Taxes

The effective rate of 29.5% for the third quarter of 2006 primarily reflected the release of valuation allowances on certain deferred tax assets and the resolution of tax audit issues, partly offset by an adjustment of the 2005 tax provision estimates to the tax return amount. For the first nine months of 2006, MMC’s consolidated effective tax rate was 31.0% versus 31.3% for the same period in the prior year. The effective tax rate on ongoing operations is expected to be approximately 35% for the remainder of 2006.

Liquidity and Capital Resources

Operating Cash Flows

Cash provided from operations was $137 million for the nine months ended September 30, 2006, compared with $109 million of cash provided from operations for the same period in 2005. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from the disposition of businesses and adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments of accrued liabilities or receipts of assets. The amounts also reflect tax payments of $148 million related to the disposition of businesses. Cash generated from the disposition of businesses is included in investing cash flows.

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

Financing Cash Flows

Net cash used by financing activities increased to $602 million for the period ended September 30, 2006 from $318 million for the same period in 2005, reflecting an increase in the net repayment of debt.

MMC paid dividends of approximately $280 million ($0.51 per share) during the first nine months of 2006. MMC made no share repurchases during 2005 and the first nine months of 2006.

In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility, which will expire in December 2010, replaced MMC’s $1.0 billion and $700 million revolving credit facilities which were scheduled to expire in 2007 and 2009, respectively. At September 30, 2006, approximately $178 million was outstanding under the facility.

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

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB by Standard & Poor’s. MMC’s short term debt is currently rated P-2 by Moody’s and A-2 by Standard & Poor’s. MMC carries a negative outlook from both Moody’s and Standard & Poor’s.

Investing Cash Flows

Cash provided by investing activities amounted to $72 million in the first nine months of 2006 compared to cash provided of $83 million for the same period in 2005. Cash generated by the sale of SCMS totaled $326 million in 2006 which was partly offset by lower sales of long term investments. Cash used for acquisitions for the nine months of 2006 totaled $131 million, versus $64 million for the same period in the prior year. Remaining deferred cash payments of $73 million for acquisitions completed in the third quarter of 2006 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2006.

MMC's additions to fixed assets and capitalized software, which amounted to $168 million in the first nine months of 2006 and $235 million in the nine months of 2005, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $312 million in connection with various private equity funds and other MMC investments. Commitments of $86 million relate to Trident III, which was formed in 2003. The remaining commitments relate to other funds managed by Stone Point (approximately $83 million) and Putnam through Thomas H. Lee Partners (“THL”) (approximately $143 million). Trident III closed in December 2003, and has an investment period of six years. While it is unknown when the actual capital calls will occur, typically, the investment period for funds of this type has been closer to four years, which would indicate an expected capital call of approximately $35-$50 million per year. The timing of capital calls is not controlled by MMC. The majority of the other investment commitments for funds managed by Stone Point related to Trident II. The investment period for Trident II is closed for new investments. Any remaining capital calls would relate to follow on investments in existing portfolio companies or for management fees or other partnership expenses. Significant capital calls related to Trident II are not expected at this time. Although it is anticipated that Trident II will continue to harvest its remaining portfolio in 2006 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Putnam has investment commitments of $143 million for four active THL funds, of which approximately $42 million is not expected to be called and funded. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so.

Approximately $33 million was invested in the first nine months of 2006 related to the commitments discussed above.

Commitments and Obligations

MMC’s contractual obligations were comprised of the following as of September 30, 2006 (in millions of dollars):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 years

Bank Borrowings-International	$ 208	$ 208	$ -	$ -	$ -
Current portion of long-term debt	1,011	1,011	-	-	-
Long-term debt	3,869	-	669	565	2,635
NYAG/NYSID settlement	340	170	170	-	-
Net operating leases	3,000	425	671	517	1,387
Service agreements	132	45	61	26	-
Other long-term obligations	84	69	11	4	-
Total	$8,644	$1,928	$1,582	$1,112	$4,022

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Market Risk

Certain of MMC's revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Interest Rate Risk

MMC manages its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC's asset base. Interest rate swaps are used on a limited basis to manage MMC’s exposure to interest rate movements on its cash and investments, as well as interest expense on borrowings, and are only executed with counterparties of high creditworthiness. There were no swaps in place at September 30, 2006.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds, including the Trident funds. Publicly traded investments of $126 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $74 million and $435 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, using the cost method and the equity method, respectively. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

There were no changes in MMC’s internal controls over financial reporting that were identified in connection with the evaluation referred to under Part I – Item 4a above that occurred during MMC’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, MMC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 15 to the financial statements provided in Part I of this Report is incorporated herein by reference.

Item 1A.	Risk Factors.

MMC and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, should be carefully considered in evaluating MMC and its subsidiaries. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones facing MMC and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the third quarter of 2006. Share repurchases are recorded on a trade date basis.

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	0	--	0	49,904,636
August 1, 2006 – August 31, 2006	0	--	0	49,904,636
September 1, 2006 - September 30, 2006	0	--	0	49,904,636
Total	0	--	0	49,904,636

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement, dated as of September 25, 2006, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley
10.2	Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005 and effective as of March 1, 2006, between Marsh & McLennan Companies, Inc. and M. Michele Burns

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

/s/ Matthew B. Bartley
Name: Matthew B. Bartley
Title: Chief Financial Officer
Date: November 9, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Employment Agreement, dated as of September 25, 2006, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley
10.2	Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005 and effective as of March 1, 2006, between Marsh & McLennan Companies, Inc. and M. Michele Burns

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications