Form 10-K
period 2006-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2007-03-01
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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
London Stock Exchange

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐.

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☒.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  ☒   Accelerated filer  ☐  Non-accelerated filer  ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒.

     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,805,115,605 based on the average of the high and low prices as reported on the New York Stock Exchange.

     As of February 16, 2007, there were outstanding 552,775,515 shares of common stock, par value $1.00 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the impact of acquisitions and dispositions; future actions by our management or regulators; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of restructuring and other cost-saving initiatives; and MMC’s cash flow and liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

  the economic and reputational impact of litigation and regulatory proceedings concerning our insurance and reinsurance brokerage and investment management operations;

  the fact that MMC’s agreement to sell Putnam, announced on February 1, 2007, is subject to a number of closing conditions, some of which are outside of MMC’s control, and we cannot be certain that the transaction will close as planned or that the announced sale price will not be adjusted pursuant to the terms of the sale agreement;

  Putnam’s performance between now and the closing of the announced sale later in 2007, including the actual and relative investment performance of Putnam’s mutual funds and institutional and other advisory accounts, Putnam’s net fund flows and the level of Putnam’s assets under management;

  our ability to effectively deploy MMC’s proceeds from the sale of Putnam, and the timing of our use of those proceeds;

  the fact that our estimate of the dilutive impact of the sale of Putnam on MMC’s future earnings per share is necessarily based on a set of current management assumptions, including assumptions about MMC’s use of sale proceeds and the operating results of Putnam and MMC’s other subsidiaries;

  our ability to achieve profitable revenue growth in our risk and insurance services segment by providing both traditional insurance brokerage services and additional risk advisory services;

  our ability to retain existing clients and attract new business, and our ability to retain key employees;

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

  the impact on our consulting segment of pricing trends, utilization rates, legislative changes affecting client demand, and the general economic environment;

i

  our ability to implement our restructuring initiatives and otherwise reduce or control expenses and achieve operating efficiencies, including our ability to generate anticipated savings and operational improvements from the actions we announced in September 2006;

  the impact of competition, including with respect to pricing and the emergence of new competitors;

  fluctuations in the value of Risk Capital Holdings’ investments;

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

  the impact on our operating results of foreign exchange fluctuations;

  potential costs and difficulties in complying with a wide variety of foreign laws and regulations, particularly given the global scope of our operations; and

  changes in the tax or accounting treatment of our operations, and the impact of other legislation and regulation, including as to licensing matters, in the jurisdictions in which we operate.

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

MARSH & McLENNAN COMPANIES, INC.

__________________________

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006
__________________________

PART I

ITEM 1. BUSINESS.

References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (“MMC”) and one or more of its subsidiaries, as the context requires.

GENERAL

     MMC is a global professional services firm. Through our subsidiaries, we provide clients with analysis, advice and transactional capabilities across four operating segments:

  Risk and Insurance Services, which includes risk management activities (risk advice, risk transfer and risk prevention and mitigation solutions) as well as insurance and reinsurance broking and services;

  Risk Consulting and Technology, which includes risk consulting and related investigative, quantitative, intelligence, financial, security and technology services;

  Consulting, which includes human resource consulting and related services, and specialized management and economic consulting services; and

  Investment Management, which includes investment management for both individual and institutional investors.

     Our approximately 55,000 employees serve a diverse range of clients in more than 100 countries. In our Risk and Insurance Services, Risk Consulting and Technology, and Consulting segments, our worldwide client base includes corporations in numerous industries, small and mid-size businesses, governments and other public entities, not-for-profit organizations and individuals. Our Investment Management business serves both institutional and individual investors, primarily in the United States. We provide financial information about our segments in our consolidated financial statements included under Item 8 of this report.

OUR BUSINESSES

Risk and Insurance Services

     Risk and Insurance Services is MMC’s largest business segment, generating approximately 45% of total operating segments revenue in 2006 and employing approximately 28,000 colleagues worldwide. In this segment, our subsidiaries and other affiliated entities act as brokers, agents, consultants, and advisors for insureds, insurance and reinsurance underwriters and other brokers in the areas of:

  risk management, insurance broking, consulting and insurance program management services, primarily under the name of Marsh; and

  reinsurance broking, catastrophe and financial modeling services and related advisory functions, primarily under the name of Guy Carpenter.

     Marsh

     Marsh and its subsidiaries, primarily organized under Marsh Inc., operate through a global network of approximately 400 offices in over 100 countries. The Marsh companies provide risk management, insurance broking, consulting and insurance program management services to a wide range of businesses, government entities and professional service organizations around the world. Marsh’s clients vary by size, industry, geography and risk exposure.

     Client Relationships. In its main risk consulting and insurance broking practice, Marsh employs a team approach to address its clients’ individual risk management and insurance needs. Each client relationship is coordinated by a client executive who assembles the resources needed to analyze, measure and manage the client’s various risks. The client executive draws from colleagues who specialize in specific industries (e.g., financial services, telecom, life sciences, health care, construction, transportation) and/or risk specialty areas (e.g., property, casualty, workers compensation, environmental, aviation, marine & energy, political risk, financial and professional liability).

     Risk Analysis. Marsh’s risk and insurance professionals identify, analyze and estimate risks that arise from client operations and assets. These client risks relate to physical damage to property, various liability exposures, and other factors that could result in financial loss, as well as large and complex risks that require access to world insurance and financial markets. Marsh professionals address traditional property and liability risks and a widening range of financial, strategic and operating exposures, including those relating to employment practices, the development and operation of technology resources, intellectual property, the remediation of environmental pollution, mergers and acquisitions, the interruption of revenue streams derived from leasing and credit operations and political risks.

     Risk Advice. Marsh advises clients in structuring programs for retaining, mitigating, financing, and transferring risk in combinations that vary according to the client’s particular needs and circumstances. In addition to insurance, Marsh might help a client develop risk management strategies that include loss-control services (such as business continuity planning, ergonomic and workplace safety programs and loss information management), or alternative risk financing (such as the securitization of risk, the placement of risk with the capital markets and self-insured programs). Marsh’s professionals help clients implement their risk management and mitigation strategies by negotiating and executing transactions with the worldwide insurance and capital markets, establishing and managing specialized insurance companies owned by clients (sometimes known as “captive insurance companies”) and implementing various loss-control programs.

     Global Consumer Practice and Other Activities. In addition to its main risk management and broking practice described above, Marsh operates a global consumer practice that provides advice, broking and program management services to corporate and association clients globally and to individual and small business clients primarily in the United States. Marsh professionals in this practice design, market and administer a variety of insurance and insurance-related products and services, such as consumer property and casualty programs and life insurance, purchased by an association’s or professional group’s members or provided to employees of corporate clients as part of a voluntary payroll deduction program. Other areas of the consumer practice include: private client services, which provides specialized risk and insurance programs to high-net-worth individuals and family offices; Marsh financial services, which offers key-person and executive benefit programs, as well as planning and wealth preservation solutions to affluent individuals; and a small commercial practice, which offers standardized insurance programs to small businesses and franchise operations. Marsh subsidiaries also provide insurance support services such as claims collection, claims advocacy, injury management, claims administration, and other insurance- and risk- related services.

     Subsidiaries in the Risk and Insurance Services segment, under various names apart from Marsh, also provide underwriting management services to insurers in the United States and Canada, primarily for professional liability coverages.

     Guy Carpenter

     Guy Carpenter’s approximately 2,600 professionals around the world provide their clients with reinsurance solutions that include:

  risk management modeling and advice;

  the placement of reinsurance coverage with reinsurance markets worldwide;

  risk-transfer financing in the capital markets;

  contract and claims management; and

  run-off services administration.

     Reinsurance is a form of risk transfer that an insurance company or other risk assumption entity (such as a captive insurer or a governmental entity) purchases in order to reduce its exposure to liability on the insurance policies it has written. The purchaser of reinsurance spreads its risk by transferring (or “ceding”) a portion of its underwriting liability to another insurance provider, which is known as the “reinsurer.” Reinsurance enables the ceding entity, among other things, to expand its underwriting capacity, stabilize its underwriting results, secure protection against large or unexpected losses, or withdraw from (“run-off”) a class or line of business in an orderly fashion.

     Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property and casualty reinsurance. Treaty reinsurance involves the transfer of a portfolio of risks. Facultative reinsurance entails the transfer of part or all of the coverage provided by a single insurance policy.

     Guy Carpenter also provides reinsurance services in a broad range of specialty practice areas, including accident and health, agriculture, alternative risk transfer, environmental, general casualty, investment banking, life and annuity, marine and energy, professional liability, program manager solutions, property, retrocessional reinsurance (reinsurance between reinsurers), structured risk, surety, terror risk, and workers compensation. In addition, Guy Carpenter provides its clients with numerous reinsurance-related services, such as actuarial, enterprise risk management, financial and regulatory consulting and portfolio analysis. Guy Carpenter’s Instrat® unit delivers advanced risk assessment analytics, catastrophe modeling and exposure management tools to assist clients in the reinsurance decision-making process.

     Guy Carpenter offers run-off services for inactive clients in North America and elsewhere through Reinsurance Solutions International, LLC and ReSolutions International Limited, respectively. These subsidiaries also offer reinsurance and insurance administration solutions on a fee basis.

     Marsh & McLennan Risk Capital Holdings

     MMC owns investments in private equity funds and insurance and financial services firms through its subsidiary Marsh & McLennan Risk Capital Holdings (“Risk Capital Holdings”).

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

Risk Consulting & Technology

     MMC’s Risk Consulting and Technology segment generated 8% of total operating segments revenue in 2006. This segment consists of Kroll, Inc. and its subsidiaries.

     Kroll has approximately 3,900 colleagues in 27 countries, and also uses a worldwide network of consultants with specialized expertise. Kroll provides a broad range of investigative, intelligence, financial, security and technology services to corporate, government, institutional and individual clients. Kroll develops, markets and delivers consulting-based services and technology-enabled solutions through four business groups:

  Consulting Services;

  Corporate Advisory & Restructuring;

  Security; and

  Technology Services.

     Three of Kroll’s four business groups, Consulting Services, Corporate Advisory & Restructuring and Security, provide consulting and related services. Kroll’s Consulting Services Group provides a wide range of services to help clients mitigate business, financial and physical risks and achieve their legal, operational and financial objectives. This group consists of two primary businesses which operate globally. Business Intelligence & Investigations provides the following services: information gathering and analysis to help clients identify business risks and make informed decisions; conducting investigations to help clients to uncover wrongdoing; litigation support; locating misappropriated assets; and managing programs to protect intellectual property, prevent money laundering and ensure the integrity of vendors. Financial Advisory Services provides a full range of forensic accounting, litigation consulting, and valuation services to help clients uncover fraud, comply with securities and corporate governance regulations, value businesses and assess financial damages for insurance claims and litigation.

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

     The Security Group serves clients operating in U.S. and non-U.S. locations, including high risk areas of the world, such as multinational corporations, government agencies, high-net-worth individuals, architectural firms, and private and public sector organizations. Services provided by this group include: security consulting; architectural security engineering; outsourced security operations and management; executive protection; high risk environment intelligence and protective services; crisis and kidnap response; travel safety training programs; and training programs for executives, security professionals and military personnel. The Security Group also includes Kroll’s U.S. government services business, which conducts security clearance investigations of government personnel and monitors law enforcement agencies and other public and private entities’ compliance with federal consent decrees and other government mandates.

     Kroll’s fourth business group, Technology Services, provides technology-enabled solutions through Kroll Ontrack and Kroll Factual Data, as well as Kroll’s Background Screening and Substance Abuse Testing businesses. Kroll Ontrack provides large-scale electronic and paper-based discovery, computer forensics, and data recovery solutions to help companies, law firms, and government agencies quickly and cost-effectively review, manage and produce relevant evidence. Its data recovery solutions are offered in North America, Europe and Asia-Pacific, and its legal technologies solutions are offered in the United States and Canada. Kroll Factual Data offers information services to mortgage and consumer lending businesses, landlords, employers and other business customers in the United States. Kroll’s Background Screening business provides employee and vendor background investigations and identity theft services to a wide range of business and non-profit clients worldwide. The Substance Abuse Testing business provides substance abuse testing to corporate, institutional and government clients in the United States, Canada and Europe.

     Compensation for Services

     Kroll receives compensation in the form of fees paid by clients. These fees are typically earned on an hourly, project, fixed fee or per unit basis. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk Consulting and Technology segment, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Consulting

MMC conducts business in its Consulting segment through Mercer Inc. and its subsidiaries and affiliates. Consulting is MMC’s second-largest business segment, generating 35% of total operating segments revenue in 2006 and employing approximately 19,800 colleagues worldwide. Mercer operates through two main business groups, each divided into lines of business, as follows:

● Mercer Human Resource Consulting, consisting of the following lines of business:

–	Retirement & Investments

–	Health & Benefits

–	Talent

–	Outsourcing

● Mercer Specialty Consulting, consisting of the following lines of business:

–	Management Consulting

–	Organizational Design and Change Management

–	Economic Consulting

     Mercer Human Resource Consulting

     With approximately 16,700 colleagues in 41 countries, Mercer Human Resource Consulting, or Mercer HR, is a leading global provider of a broad range of human resource (HR) advice and solutions. Mercer HR also provides related financial advice, products and services in the retirement and health and benefits areas. Mercer HR’s clients include a majority of the companies in the Fortune 1000 and FTSE 100. Mercer HR also serves medium and small market organizations.

     Mercer Human Resource Consulting operates in the following four lines of business:

     Retirement & Investments

     Working together, the groups within Retirement and Investments offer clients a full suite of retirement advice and solutions.

     Mercer Retirement professionals provide consulting advice to corporate, governmental and institutional clients on the design, financial management, administration and communication of a broad range of retirement plans. Mercer consultants offer consulting services in many retirement-related areas, such as defined benefit and defined contribution plans, executive retirement plans, retiree medical benefits and the retiree benefits aspects of mergers and acquisitions.

     Through Mercer Investment Consulting, we provide advice to medium and long term investors (either directly or through third parties) on investment strategy and choice of investment managers. Mercer Investment Consulting offers customized guidance at each stage of the investment decision, risk management and investment monitoring process. Mercer consultants in this line of business work with institutional pension fund investors, non-pension investors, third party providers (including funds of managers) and retail intermediaries in more than 35 countries.

     Through Mercer Global Investments, we provide global, multi-manager investment solutions to institutional investors (primarily retirement plan sponsors and trustees) and individual investors (in Australia and prospectively in other countries), primarily for investment of their retirement plan assets. Mercer Global Investments offers a diverse range of investment options to meet a full spectrum of risk/ return preferences. We manage 69 investment vehicles across a range of investment strategies in four geographic regions (US, Canada, Europe and Australia/New Zealand). Within this context, we help our clients with: strategy (defining objectives, asset liability analysis, strategic asset allocation); portfolio structuring (implementation, manager selection, draft investment guidelines, trust and custody); and evaluation (performance reporting, cash flow management, manager compliance). As of December 31, 2006, Mercer Global Investments had assets under management of approximately $13.6 billion worldwide.

     Health & Benefits

     Mercer’s Health & Benefits professionals work with small, medium and large organizations in the public and private sectors to design, implement, and administer a broad range of employee and retiree health and welfare programs. Mercer Health & Benefits provides clients advice and solutions related to a broad spectrum of health and welfare related issues including health care strategy, health care funding, pharmacy, and disease and absentee management. This support of our clients is provided through traditional consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers.

     Talent

     Mercer’s Human Capital professionals provide consulting services and related content products to help clients optimize workforce performance. Mercer works with clients to design, analyze and align their compensation and performance management systems, including both executive compensation and broad-based employee compensation programs. Mercer’s Human Capital business also provides data, software and compensation administration services to help companies manage and operate their compensation and total rewards programs. In addition, Mercer Human Capital advises HR executives on how to improve the efficiency and effectiveness of their companies’ HR functions. Executing broad human capital and benefits strategies requires a robust communications capability. Within the Human Capital line of business Mercer’s employee communications business provides this capability to its clients.

     Outsourcing

     Through Mercer HR Services, Mercer provides outsourced HR administration, technology and business process solutions globally, primarily to Fortune 1000 organizations. Mercer HR Services helps employers reduce costs, streamline operations and improve productivity of HR staff and employees. Our technology, administration and outsourcing services include health and group benefits administration, defined benefit and defined contribution administration and total benefits outsourcing.

     Mercer Specialty Consulting

     The Mercer Specialty Consulting companies have more than 3,100 colleagues serving clients in over 50 countries. The businesses operate as a portfolio of focused management and economic consulting practices that assist corporate enterprises in the areas of strategy development, operational improvement, risk management, organizational and leadership development, regulatory economics and litigation support.

     Mercer Management Consulting, employing approximately 1,100 colleagues, advises on issues of business strategy and operational excellence, primarily serving large corporations in North America, Europe and the Asia Pacific region. Mercer Management consultants help clients anticipate and realize future sources of value growth based on insights into rapidly changing customer priorities, economics and markets.

     Mercer Oliver Wyman consultants provide strategy and risk management consulting, primarily to clients in the financial services sector. Mercer Oliver Wyman also provides actuarial consulting services to insurance companies, government entities and other organizations. Mercer Oliver Wyman has approximately 1000 colleagues throughout North America, Europe and the Asia Pacific region.

     Lippincott Mercer, with more than 100 colleagues, advises leading corporations around the world on corporate branding, identity and image, and has helped create some of the world’s most recognized brands.

     Mercer Delta Organizational Consulting helps CEOs, senior executives, and boards of directors of major global corporations, government agencies, and private institutions transform their business through a unique combination of consulting services and leadership programs. From its offices in North America and Western Europe, Mercer Delta’s more than 250 colleagues provide advisory services related to driving growth (both organic and through mergers and acquisitions), accelerating execution of strategy, and building talent. Specific issues on which Mercer Delta has consulted include board and senior leadership effectiveness, executive development, coaching, management of the talent pipeline, organizational design and culture, and transformation management.

     National Economic Research Associates, or NERA, is a team of more than 600 colleagues operating worldwide. NERA consultants provide independent research and analysis to achieve practical solutions to highly complex business and legal issues relating to competition, regulation, public policy, strategy, finance and litigation. NERA’s clients include corporations, governments, law firms, regulatory agencies, trade associations, and international agencies. Practice areas include the communications industry, where NERA has been involved in nearly every spectrum auction on behalf of the sponsor or a bidder, and transfer pricing, in which NERA professionals advise multinational corporations on the pricing of goods, services and intangible properties that move across different operating units or geographical boundaries.

     Compensation for Services

     Mercer Human Resource Consulting and the Mercer Specialty Consulting Businesses are compensated for advice and services primarily through fees paid by clients. Mercer Human Resource Consulting Health & Benefits business is compensated through commissions from insurance companies for the placement of insurance contracts (comprising more than half of the revenue) and consulting fees. Mercer Global Investment’s discretionary investment management business and certain of Mercer HR Services’ defined contribution administration services are compensated through fees based on assets under management. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Investment Management

     MMC conducts business in its Investment Management segment through Putnam Investments Trust and its subsidiaries. Investment Management generated 12% of total operating segments revenue in 2006 and employs approximately 2,600 colleagues as of January 1, 2007. Primarily through its office in Boston, Massachusetts, Putnam provides investment management and related services through a broad range of investment products, including its own family of mutual funds, which are offered to individual and institutional investors. Putnam has been engaged in the investment management business since 1937 and is one of the largest mutual fund managers in the United States. In addition to its Boston headquarters, Putnam has offices in London and Tokyo.

     On January 31, 2007, MMC entered into an agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL agreed to purchase Putnam for $3.9 billion in cash. The parties expect the transaction to close in mid-2007, subject to regulatory consents and other contractually-provided closing conditions. For more detailed information regarding the sale of Putnam, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

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

     Putnam’s assets under management consisted of the following levels and composition at December 31, 2006 and 2005 (in $ billions):

	December 31,	December 31,
	2006	2005
Mutual Funds:
Growth Equity	$26	$31
Value Equity	37	37
Blend Equity	28	26
Fixed Income	33	32
Total Mutual Fund Assets	124	126

Institutional:
Equity	36	34
Fixed Income	32	29
Total Institutional Assets	68	63
Total Ending Assets	$192	$189

The asset information above includes the following:

Assets from Non-US Investors	$36	$32

Assets in Prime Money Market Funds	$4.3	$.5
Average Assets Under Management:
Quarter	$189	$188
Year-to-Date	$186	$196

Net Flows including Dividends
Reinvested:
Quarter	$(0.1)	$(6.4)
Year-to-Date	$(15.8)	$(31.7)

Impact of Market/Performance on Ending
Assets Under Management	$18.9	$7.2

     Markets for Putnam’s Services and Products

     Retail. Putnam generally markets its investment products for individual investors to intermediaries such as broker-dealers, financial planners, and registered investment advisers, who use them to meet the investment needs and objectives of their clients’ overall investment programs. These products consist of:

  the Putnam Funds;

  insurance products, such as variable annuities and variable life insurance policies, that use mutual funds as the underlying funding vehicles; and

  separately managed accounts and other platforms sponsored by broker-dealers, financial planners and registered investment advisers.

     The Putnam Funds are publicly-held investment companies registered under the Investment Company Act of 1940. These retail mutual funds cover a broad range of domestic and international equity, fixed-income, blended and money market investment portfolios. As of December 31, 2006, the Putnam Funds included 96 open-end investment companies (mutual funds), which are available for investments and withdrawals on most business days; and 11 closed-end funds, which are not available for investments or withdrawals but the shares of which are traded on various major domestic stock exchanges.

     Institutional. Putnam provides investment management services and products to defined benefit and defined contribution retirement plans sponsored by corporations, state, municipal and other governmental authorities, retirement plans sponsored by unions under the Taft-Hartley Act, endowments, foundations and other institutional customers. Putnam provides its products and services to defined contribution plans in various ways, including through financial intermediaries, on a bundled basis in conjunction with its affiliate Mercer Human Resources Services, or on an “investment only” basis typically for larger plans. In the employee benefit plan market, investment options are usually selected by the plan sponsors and may include Putnam mutual funds and other Putnam-managed products, as well as employer stock and other investments that are not managed by Putnam. In addition, Putnam offers its investment services directly to employee benefit plans, endowments, foundations and other institutional investors, either as separate accounts or in the form of collective trusts and other pooled vehicles that are made available solely to institutional investors.

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

     Related Financial and Administrative Services

     In support of Putnam’s primary investment management business, Putnam subsidiaries provide other related services, including transfer agency, underwriting, distribution, shareholder services, custodial, trustee and other fiduciary services. PFTC, a Massachusetts trust company, serves as transfer agent, dividend disbursing agent, registrar and, until recently, custodian for the Putnam Funds and provides custody services to certain commingled and other accounts. As of December 31, 2006, custody and fund accounting services for the Putnam Funds were transferred to State Street Bank and Trust Company. In the future, Putnam may also transfer custody and fund accounting services for certain commingled and other accounts to an outside service provider.

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

     Certain of MMC’s risk and insurance services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., an NASD-registered broker dealer and an indirect, wholly-owned subsidiary of MMC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. In the European Union, these businesses receive securities transfer services from another MMC subsidiary, MMC Securities Ltd., which is regulated by the FSA for the conduct of investment business in the United Kingdom.

     In some jurisdictions, insurance-related taxes may be due either directly from clients or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.

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

     Consulting. Certain of Mercer HR’s retirement-related consulting services are subject to pension law and financial regulation in many countries, including by the Securities and Exchange Commission, or SEC, in the United States and the FSA in the United Kingdom. In addition, the trustee services, investment services (including advice to individuals on the investment of personal pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer Human Resource Consulting and its subsidiaries and affiliates are subject to investment and securities regulations in various jurisdictions. The benefits insurance consulting and brokerage services provided by Mercer Human Resource Consulting and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. In the United States, Mercer Human Resource Consulting and Mercer Management Consulting use the services of MMC Securities Corp. primarily in connection with the sale of retirement and employee benefit plans, and investment banking services, respectively.

     Investment Management. Virtually all aspects of Putnam’s investment management business are subject to extensive regulation and supervision by various federal, state, and foreign regulatory authorities. Putnam’s activities are subject to regulation by the SEC and other federal, state and self-regulatory authorities in the United States, by the FSA in the United Kingdom, by the Financial Services Agency in Japan, and by the national securities regulatory authorities in certain other countries in which it does business. The Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on certain of Putnam’s subsidiaries which are registered in the United States as investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 (the “1940 Act”) imposes similar obligations on the investment companies that are advised by Putnam. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censure to termination of an investment adviser’s registration.

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

     The continuing impact of legal and regulatory proceedings concerning our insurance brokerage operations also could affect Marsh’s competitive position. These proceedings are discussed in more detail in note 16 to the consolidated financial statements included under Item 8 of this report. Please also read our discussion of the risks associated with these proceedings and their impact under Item 1A (“Risk Factors”) below.

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

     Mercer Investment Consulting faces competition from many sources, including multi-manager services offered by other investment consulting firms and financial institutions. Mercer Global Investments, Mercer HR’s recently established multi-manager business, in particular faces significant competition from better-established rivals with greater experience in that market.

     In many cases, clients have the option of handling the services provided by Mercer internally, without assistance from outside advisors.

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

     In addition to the preceding discussion, see “Risk Factors –Competitive Risks,” in Part 1A of this report.

Segmentation of Activity by Type of Service and Geographic Area of Operation.

     Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to note 17 to the consolidated financial statements included under Item 8 of this report.

Employees

     As of January 1, 2007, MMC and its consolidated subsidiaries employed about 55,200 people worldwide, including approximately 28,300 in risk and insurance services, approximately 3,900 in risk consulting and technology, approximately 19,800 in consulting and approximately 2,600 in investment management. Approximately 600 individuals are employed by MMC at the parent-company level.

EXECUTIVE OFFICERS OF MMC

     The executive officers of MMC are elected annually by MMC’s board of directors. As of March 1, 2007, the following individuals were executive officers of MMC:

     Matthew B. Bartley, age 50, is chief financial officer of MMC. Prior to assuming his current position in September 2006, Mr. Bartley was treasurer of MMC, a position he held since joining MMC in April 2001. Previously, Mr. Bartley was vice president of taxes at Engelhard Corporation, a multinational specialty chemicals and precious metals company, with responsibility for tax and transaction planning, execution and reporting. Prior to that role, he served for close to ten years in senior international treasury and tax positions at PepsiCo, Inc., where he was responsible for global strategic transaction planning and execution across international operating businesses.

     Michael A. Beber, age 47, is senior vice president and chief strategic development officer of MMC, a position he has held since January 2005. From February 1999 through January 2005, Mr. Beber was executive vice president for strategic development of Kroll Inc. From July 2004 through January 2005 he was also president of Kroll’s Background Screening Group. From August 1991 to January 1999, Mr. Beber was a principal with Kroll Lindquist Avey, which Kroll acquired in June 1998. Prior to joining Lindquist Avey, Mr. Beber was a partner with BDO LLP, a senior manager with KPMG Peat Marwick, and a senior accountant with PriceWaterhouse.

     Peter J. Beshar, age 45, is executive vice president and general counsel of MMC. Before joining MMC in November 2004, Mr. Beshar was a litigation partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General’s office.

     M. Michele Burns, age 49, is chairwoman and chief executive officer of Mercer Human Resource Consulting. Ms. Burns joined MMC as executive vice president on March 1, 2006, assumed the position of chief financial officer of MMC on March 31, 2006 and moved to her current position with Mercer on September 25, 2006. Prior to joining MMC, Ms. Burns was executive vice president and chief financial officer since May 2004, and chief restructuring officer since August 2004, of Mirant Corporation, an energy company. Prior to joining Mirant, she was executive vice president and chief financial officer of Delta Air Lines, Inc. from August 2000 to April 2004. She held various other positions in the finance and tax departments of Delta beginning in January 1999. Delta filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

     Mathis Cabiallavetta, age 62, is vice chairman, office of the CEO of MMC, chairman of MMC International and a member of MMC’s International Advisory Board. He is chairman of Marsh AG, Switzerland and a member of the board of directors of Kessler & Co, Switzerland. He is also a member of the board of directors of Altria Group, Inc., vice president of the Swiss American Chamber of Commerce, and a member of the Advisory Board of General Atlantic Partners in New York. Prior to joining MMC in 1999, Mr. Cabiallavetta was chairman of the board of UBS AG, a company he joined in 1971.

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

     John Drzik, 44, is president and chief executive officer of Mercer Specialty Consulting, a position he assumed in June 2006. Mr. Drzik is also president of Mercer Oliver Wyman, which was formed following MMC’s acquisition of Oliver, Wyman & Company in 2003. Mr. Drzik joined Oliver, Wyman & Company in 1984, became president in 1995, and was appointed chairman in 2000, a position he held until MMC’s acquisition of the firm, when he became president of the new organization.

     Simon Freakley, age 45, is president and chief executive officer of Kroll Inc., a position he has held since October 2004. Mr. Freakley was previously a director of Kroll Inc. since June 2003 and head of Kroll’s Consulting Group since April 2004. He was president of Kroll’s Corporate Advisory & Restructuring Group from September 2002 until its consolidation with Kroll’s Consulting Services Group in April 2004. From 1996 until his appointment as Kroll’s CEO, Mr. Freakley was also managing partner of Kroll Ltd. (previously Kroll Buchler Phillips and Buchler Phillips), Kroll’s U.K.-based corporate advisory and restructuring subsidiary. Mr. Freakley joined Buchler Phillips in 1992, and in 1999, the firm was acquired by Kroll.

     E. Scott Gilbert, age 51, is senior vice president and chief compliance officer of MMC. Prior to joining MMC in January 2005, he had been the chief compliance counsel of the General Electric Company since September 2004. Prior thereto, he was counsel, litigation and legal policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney for the Southern District of New York.

     Charles E. Haldeman Jr., age 58, is president and chief executive officer of Putnam Investments. Mr. Haldeman joined Putnam in October 2002 as senior managing director and co-head of Investments. He was named president and chief executive officer in November 2003. Before joining Putnam, Mr. Haldeman was president and chief executive officer of Delaware Investments from 2000 to 2002, president and chief operating officer of United Asset Management Corporation from 1998 to 2000, and a partner and director of Cooke & Bieler, Inc. from 1974 to 1998.

     David Nadler, age 58, is vice chairman, office of the CEO of MMC and a member of MMC’s International Advisory Board. Dr. Nadler founded the Delta Consulting Group, Inc., a consulting firm specializing in executive leadership and organizational change, in 1980. He served as chairman and chief executive officer of that firm until its acquisition by MMC’s subsidiary Mercer Inc. in 2000, when it became Mercer Delta Consulting, LLC. Dr. Nadler served as chairman and CEO of Mercer Delta through December 2005 and remains chairman and senior partner of that firm.

     Michael A. Petrullo, age 38, is senior vice president and chief administrative officer of MMC. After MMC’s acquisition of Kroll in July 2004, Mr. Petrullo became chief financial officer for the risk consulting businesses of Marsh and Kroll until assuming his current position with MMC in January 2005. Mr. Petrullo was chief operating officer and executive vice president of Kroll Inc. from December 2002 to July 2004. Prior thereto, he was deputy chief operating officer of Kroll from June through December of 2002, the acting chief financial officer of Kroll from November 2001 to June 2002, and vice president and controller of Kroll from August 2001 to November 2001. He was vice president-finance of Kroll’s Investigations and Intelligence Group from February 1999 until August 2001. He joined Kroll Associates in 1995, serving as assistant controller through February 1998.

     David Spiller, 50, is president and chief executive officer of Guy Carpenter & Company, LLC. Prior to assuming his current position on July 1, 2006, he served as president of Guy Carpenter since joining the firm in January 2006. Before joining Guy Carpenter, Mr. Spiller was chief executive officer of Benfield Ltd., the U.K. subsidiary of Benfield Group Limited, a reinsurance and risk intermediary, where he was responsible for all business and offices outside of the United States. In addition to his leadership position with Benfield Ltd., Mr. Spiller was a managing director and held various other management positions with the Benfield Group. He had transitioned to Benfield through its merger with Greig Fester Group in 1997, where he had held the position of chief executive officer since 1995. Mr. Spiller had joined Greig Fester in 1979.

     Brian M. Storms, age 52, is chairman and chief executive officer of Marsh Inc. Prior to assuming his current position in September 2005, Mr. Storms was president and chief executive officer of Mercer Human Resource Consulting, which he joined in August of 2004 as vice chairman. Prior to joining Mercer, he served as president since 2001 and then as chief executive officer since July 2002 of UBS Global Asset Management, Americas. Prior thereto, he was president of Mitchell Hutchins, the asset management subsidiary of Paine Webber, from 1999 until UBS AG’s acquisition of Paine Webber Group Inc. in November 2000. From 1996 through 1999 Mr. Storms was president of Prudential Investments.

AVAILABLE INFORMATION

     MMC is subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, MMC files with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. MMC makes these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with the SEC. The public may read and copy such materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, such as MMC; the address of that site is http://www.sec. gov.

     MMC also posts on its website the following documents with respect to corporate governance:

  Guidelines for Corporate Governance;

  Code of Business Conduct and Ethics;

  procedures for addressing complaints and concerns of employees and others; and

  the charters of the Audit Committee, Compensation Committee, Compliance Committee and Directors and Governance Committee of MMC’s Board of Directors.

All of the above documents are available in printed form to any MMC stockholder upon request.

Item 1A. Risk Factors

     In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following risk factors in evaluating MMC and its businesses. The risks described below have the potential to materially adversely affect our business, financial condition or results of operations.

Litigation-Related Risks

     Continuing legal and regulatory proceedings concerning MMC may have a material adverse effect on our business, financial condition or results of operations.

     In January 2005, MMC and its subsidiary Marsh entered into an agreement (the “Settlement Agreement”) with the New York State Attorney General (“NYAG”) and the New York State Insurance Department (“NYSID”) to settle a civil complaint filed in New York State court by NYAG in October 2004 (the “NYAG Lawsuit”) and a related citation (the “Citation”) issued by NYSID at approximately the same time. Among other things, the NYAG Lawsuit and the Citation had alleged that Marsh’s use of market service agreements with various insurance companies entailed fraudulent business practices, bid-rigging, illegal restraint of trade and other violations of the New York business and insurance statutes, and was not adequately disclosed to Marsh’s clients or MMC’s investors. Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share.

     Pursuant to the Settlement Agreement, MMC established a fund of $850 million, payable over four years, for policyholder clients in the U.S who placed insurance through Marsh between 2001 and 2004. Approximately 70,000 eligible policyholders have elected to receive an aggregate distribution of approximately $750 million under this fund.

     Notwithstanding the Settlement Agreement, numerous other lawsuits have been commenced against us, one or more of our subsidiaries, and our current and former directors and officers, relating to matters alleged in the NYAG Lawsuit. Numerous putative class action suits purportedly brought on behalf of policyholders and our shareholders against us, certain of our subsidiaries and certain of our current and former officers and directors are pending in various federal and state courts and in Canada. Shareholder derivative suits have been filed in various jurisdictions. There are also several actions brought by individual policyholders and additional suits may be filed by other policyholders. The myriad claims asserted in these suits include alleged violations of federal securities and antitrust laws, ERISA, RICO, and other statutory and common law claims, and seek significant damages. In addition, the States of Connecticut and Florida have brought lawsuits against MMC and Marsh.

     Further, following the filing of the NYAG Lawsuit, MMC and certain of its subsidiaries received notices of investigations and inquiries, together with requests for documents and information, from attorneys general, departments of insurance and other governmental entities in a significant number of jurisdictions (other than New York) that relate to the allegations in the NYAG Lawsuit. MMC also has been contacted by certain state attorneys general and commissioners of insurance indicating that they may seek additional monetary or other remedies from MMC.

     An adverse outcome under any of the lawsuits and regulatory actions involving MMC and its subsidiaries could have a material adverse effect on our business, financial condition or results of operations. The lawsuits and regulatory actions also could result in negative publicity, reputational damage and harm to our client and employee relationships. Any of these developments could negatively affect our business, financial condition or results of operations.

     For further information about the above and other legal and regulatory matters involving MMC and its subsidiaries, see note 16 to our consolidated financial statements included under Item 8 of this report.

     MMC has agreed to retain specified liabilities of Putnam, the outcome of which may have a material adverse effect on our financial condition or results of operations.

     On February 1, 2007, we announced our agreement to sell Putnam to Great-West Lifeco., Inc., which we expect to close in mid-2007. Under the stock purchase agreement relating to the sale, MMC has agreed to indemnify Great-West Lifeco., Inc. for liabilities that may arise in connection with specified regulatory and litigation matters involving Putnam, including certain claims, litigation or investigations relating to “excessive fees” or “market-timing.” The matters for which MMC has retained indemnification obligations are more fully described in note 16 to our consolidated financial statements included under Item 8 of this report. Adverse outcomes in the matters for which MMC has retained indemnification obligations could have a material adverse effect on our financial condition or results of operations.

Risks Relating to Our Business Model and Operations

     We may not be as successful as we hope in implementing Marsh’s evolving business model.

     Since 2004, Marsh has made significant changes to its business model, including the elimination of market service agreements with insurers. The elimination of market service revenue has negatively affected our financial results. In 2004, we recognized market service revenue of $516 million, relating to insurance placements made before October 1, 2004. In 2005 and 2006, respectively, we recognized $114 million and $43 million of market service revenue relating to placements made before October 1, 2004.

     Under MMC’s current business model, Marsh seeks to increase revenue through higher commissions and fees that are disclosed to its clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Marsh’s current business and compensation model continues to evolve and in some respects remains untested. We cannot be certain that it will generate the profitable revenue growth we are targeting. The inability to derive adequate revenues from Marsh’s current business and compensation model may significantly impede improvement in our operating results and profitability.

     We may not achieve all the cost savings and operational improvements we expect from our September 2006 restructuring initiative and other changes to our MMC-wide operating model.

     In September 2006, we announced a series of restructuring and other initiatives designed to enhance MMC’s operational efficiency and improve our profitability. These initiatives, which involve information technology, real estate, corporate functions, and operating company business processes, are expected to yield annualized savings of approximately $350 million by the end of 2008, with associated charges of approximately $225 million. We cannot be certain that we will achieve our targeted cost savings and operational improvements on the announced timetable, or at all. If we do not, the impact of the 2006 restructuring initiatives on our operating margin will not be as significant as we currently expect.

     In addition, MMC believes that future revenue growth will partly depend on increased collaboration among MMC’s operating companies in accessing their respective client bases. Similarly, MMC believes that improvements to its future operating efficiency will depend on its ability to rationalize and consolidate business processes and infrastructure across the entire company. Our attempt to achieve these goals entails risks because MMC, due in part to its history of growth through acquisitions, has not traditionally operated in the integrated fashion that management currently envisions. For example, to achieve the above goals we must improve and rationalize our technology infrastructure; standardize a variety of business operational functions; develop increasingly scalable services; improve our ability to market services across our operating companies; create compensation systems that track and reward cross-business collaboration; and market MMC’s brands in a more unified manner. Any inability to execute these changes may significantly impede improvement in our operating results and profitability.

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

     E&O claims in any given case can be significant and may subject MMC, in addition to potential liability for monetary damages, to reputational harm and diversion of personnel and management resources. Since 2001, the worldwide market for professional liability insurance for E&O claims in the financial services industry has contracted significantly, which has caused MMC to assume increasing levels of self-insurance for its potential E&O exposures. MMC uses internal actuarial and other estimates, and case-level reviews by inside and outside counsel, to establish loss reserves which it believes are adequate to provide for this self-insured retention. These reserves are reviewed quarterly and adjusted as developments warrant. Nevertheless, given the unpredictability of E&O claims and of litigation which could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on MMC’s financial condition or results of operations in a given quarterly or annual period. For further information about our E&O exposure and related insurance coverage, including self-insurance, see note 16 to our consolidated financial statements appearing under Item 8 of this report.

     Credit rating downgrades could negatively affect our financing costs if we need to raise additional capital.

     MMC’s credit rating was lowered following the filing of the NYAG Lawsuit in October 2004, and both Moody’s and Standard & Poor’s currently have MMC on a negative credit outlook. If we need to raise capital in the future (for example, in order to fund maturing debt obligations or finance acquisitions or other initiatives), any further credit rating downgrade could negatively affect our financing costs or access to financing sources.

     We may not be able to successfully integrate the businesses we acquire.

     We have a history of numerous acquisitions, including our $1.9 billion acquisition of Kroll in July 2004; nine acquisitions in 2005 for total consideration of $68 million; and 16 acquisitions in 2006 for total consideration of $200 million. We expect that acquisitions will continue to be a part of our growth strategy.

     Acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses. While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations.

     We are exposed to multiple risks associated with the global nature of our operations.

     We do business worldwide, and we plan to expand our operations further into Asia and other foreign markets. This subjects us to significant legal, economic, operational and market risks. These risks include, among others:

  the economic and political conditions in foreign countries;

  the imposition of local investment or other restrictions by foreign governments;

  potential costs and difficulties in complying, or monitoring compliance, with rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the requirements of the U.S. Foreign Corrupt Practices Act and the rules thereunder, or other U.S. laws and regulations applicable to business operations abroad;

  the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments from foreign subsidiaries;

  the imposition of withholding and other taxes on remittances and other payments from subsidiaries;

  difficulties in monitoring employees in geographically dispersed locations; and

  potential costs and difficulties in complying with a wide variety of foreign laws and regulations administered by foreign government agencies.

     Some of our subsidiaries in foreign countries receive revenue that differs from their functional currencies. Also, we generally must translate the financial results of our foreign subsidiaries into U.S. dollars. Although we may use derivative financial instruments to help protect against adverse effects due to exchange rate fluctuations, we cannot eliminate these risks, and significant changes in exchange rates may have an adverse effect on our financial results.

Competitive Risks

     Each of our businesses operates in a highly competitive environment.

     We encounter strong competition for talent in our risk and insurance services business. This competition comes from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms throughout the world, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses that provide risk-related services. Our consulting and risk consulting and technology businesses compete with independent consulting firms and organizations affiliated with accounting, information systems, technology and financial services firms around the world, and experience significant competition for talent. Any inability to respond successfully to this competition could have a material negative impact on our business or results of operations.

     In addition, growing competition due to new legislative or industry developments could adversely affect us. These developments include:

  the selling of insurance by insurance companies directly to insureds without the involvement of a broker or other market intermediary;

  changes in our business compensation model as a result of regulatory investigations;

  an increase in competition from existing or recently-formed insurance brokers who have not agreed to limit their use of market service arrangements, thereby giving them a competitive advantage over those brokers, such as Marsh, which have agreed to limit the use of such arrangements;

  the establishment of programs in which state-sponsored entities provide property insurance or reinsurance or other alternative types of coverage in catastrophe-prone areas; and

  the creation of in-house servicing capabilities by insurance companies or by certain insurance consumers which compete with the third party administration and other administration, servicing and risk management products offered by our consulting and risk consulting and technology segments.

     Increased competition as a result of these developments could cause the supply of, and demand for, our products and services to change, which could adversely affect our results of operations and financial condition.

     We may experience loss of key personnel and clients.

     Across all of our businesses, we must preserve our capabilities to serve clients and the capacity to support staff development. Retention of our employees therefore is critical to us, and the loss of key managerial personnel or significant revenue producers could have a material adverse effect on our business and results of operations. Since late 2004 we have developed compensation programs to retain, motivate, and reward certain key employees, but we cannot be certain of our ability to retain our key employees or attract similar new employees in the future. In addition, as a result of the recent legal and regulatory matters referred to above under “Litigation-Related Risks,” as well as Marsh’s newly competitive business environment, we may lose important clients or experience difficulty in generating new business. In that event, our business or results of operations could be materially adversely affected.

Regulatory Risks

     Actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

     Our activities are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, the European Union and the European and other countries in which our subsidiaries operate. Some of this regulation has only recently been instituted; for example, in January 2005, as part of the United Kingdom’s implementation of the EU Insurance Mediation Directive, our insurance and reinsurance services activities in the United Kingdom came under the jurisdiction of the Financial Services Authority. Many of our businesses depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with applicable regulations.

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

     We cannot be certain that our risk and insurance services, consulting and risk consulting and technology activities will continue to be conducted in any given jurisdiction as they have been in the past. Any significant impairment of our ability to conduct our business as we historically have done could have a material adverse effect on our business, financial condition or results of operations. For further information about regulatory conditions affecting our business segments, see Item 1 (“Business”) of this report.

Risks Related to The Risk and Insurance Services Business

     Volatility or declines in premiums and other trends in the insurance and reinsurance markets may significantly impede our ability to generate improved revenue growth and profitability.

     MMC’s risk and insurance services segment represented 45% of our total operating segment revenue in 2006. We derive much our revenue in that segment from fees paid by clients and commissions paid out of premiums charged by insurance and reinsurance providers. We do not determine the insurance premiums on which much of our revenues are based, and these premiums may vary widely over market cycles or across coverage types or geographic locations conditions. For example, for several years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations resulted in flat or reduced premium rates (a “soft” market), which in turn put downward pressure on Marsh’s and Guy Carpenter’s commission revenue in many lines and in many geographic areas. The insurance industry then transitioned to a “hard” market, in which premium rates were stable or increasing, particularly following the events of September 11th. Since 2004, the market has again softened in many lines and in geographic areas, although, within that general pattern, an unusually high incidence of hurricanes and other natural disasters periods has hardened the market in certain geographic areas and business lines. Because of these market fluctuations, which MMC cannot predict or control, revenues and profitability in our risk and insurance services segment may be volatile or subject to downward pressure.

     In addition, we may continue to witness trends toward the development of alternative insurance markets, which deprive brokers of the opportunity to generate premium-based revenue. These trends include greater levels of self-insurance by corporations and other entities, the use of “captive” insurers and the advent of capital markets-based solutions to traditional insurance needs. While Marsh and Guy Carpenter historically have been able to participate in some of these activities on behalf of their customers, and have obtained fee revenue for such services, the continuation of trends like the foregoing may impede our ability to improve revenues and profitability in our risk and insurance services segment.

Risks Related to the Consulting and Risk Consulting and Technology Businesses

     In addition to engaging in the risk and insurance services industry through Marsh and Guy Carpenter, MMC participates significantly in the consulting industry and related activities. Our consulting segment, consisting of Mercer HR and Mercer Specialty, represented 35% of our total operating segment revenue in 2006 and our risk consulting and technology segment, consisting of Kroll, contributed 8%. These businesses entail their own risks.

     Demand for Mercer’s and Kroll’s services may decrease for various reasons, including a general economic downturn or a decline in a client’s or an industry’s financial condition.

     We cannot be certain that demand for our consulting and risk consulting and technology services will continue to grow, or that we will compete successfully with existing or new competitors. Demand for our services also may change based on the evolving needs or financial circumstances of our clients. Economic downturns affecting particular clients or industry groups could reduce demand for our services and increase price competition.

     In addition, the demand for many of Mercer HR’s benefits services is affected by government regulation and taxation of employee benefits plans. This regulation and taxation drive our clients’ needs for compliance-related services. Significant changes in tax or social welfare policy or regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.

     Our results may suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants.

     In many cases, Mercer’s and Kroll’s clients are free to terminate our engagements at any time. If clients reduce the scope of, or terminate the use of our services with little or no notice, our consultant utilization rate might decline. In that case, we must rapidly re-deploy our consultants to other engagements in order to minimize the potential negative impact on our financial performance. Moreover, because a significant portion of our work is project-based rather than recurring in nature, our consultants’ utilization depends on our ability to continually secure additional engagements.

     In addition, our profitability at Mercer and Kroll is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriate staffing costs of our personnel, we will not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including:

  clients’ perception of our ability to add value through our services;

  market demand for the services we provide;

  our ability to develop new services and the introduction of new services by competitors;

  the pricing policies of our competitors; and

  general economic conditions.

     If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer.

     Quarterly revenues and profitability may fluctuate significantly in our consulting and risk consulting and technology segments.

     Quarterly variations in Mercer’s and Kroll’s revenues and operating results may occur due to several factors. These include:

  the significance of client engagements commenced and completed during a quarter;

  the unpredictability of the timing and amount of success fees, particularly at Kroll;

  the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

  fluctuations in consultant hiring and utilization rates and clients’ ability to terminate engagements without penalty;

  the success of strategic acquisitions, alliances or investments; and

  general economic conditions, since results of operations in our consulting businesses are directly affected by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

     In addition, a significant portion of total operating expenses at Mercer and Kroll is relatively fixed. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results for these businesses.

     Acceleration of the shift by employers from defined benefit plans to defined contribution plans could adversely affect Mercer HR’s operating results.

     Mercer HR currently provides clients with actuarial and consulting services relating to both defined benefit and defined contribution plans. Defined benefit pension plans generally require more services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. If organizations shift to defined contribution plans more rapidly than we anticipate and we do not adjust our service offerings to take account of that change, Mercer HR’s operating results could be adversely affected.

Item 1B. Unresolved Staff Comments.

     There are no unresolved comments to be reported pursuant to Item 1B.

Item 2. Properties.

     MMC and its subsidiaries have major office locations in and around New York, London and Boston. We also maintain other offices around the world.

     MMC and certain of its subsidiaries, including Marsh USA Inc., Mercer Human Resource Consulting, Inc. and Mercer Management Consulting, Inc., own, directly and indirectly through special-purpose subsidiaries, a 55% condominium interest covering approximately 894,000 square feet in a 44-story building in midtown Manhattan in New York City, which serves as MMC’s worldwide headquarters. MMC’s owned interest is financed by a loan that is non-recourse to MMC (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interests and a first priority assignment of leases and rents. In the event of a default in the payment of the loan and certain credit rating downgrade events, MMC would be obligated to pay rent for the entire occupancy of the mortgaged property. MMC leases an additional 556,000 square feet of space in its headquarters building of which 322,000 square feet has been subleased to third parties. MMC and its subsidiaries lease an additional 673,000 square feet in various locations around New York City in support of its operations, including a lease covering approximately 420,000 rentable square feet in a building in Hoboken, New Jersey.

     The principal offices of the Marsh and Mercer subsidiaries in the United Kingdom currently are located in the City of London, comprising 354,000 square feet under a long term lease. Marsh and Mercer subsidiaries lease an additional 362,000 square feet of office space in and around London in support of their operations, of which approximately 209,000 square feet are subleased to third parties.

     The principal executive offices of the Putnam subsidiaries comprise approximately 300,000 square feet of leased space located in the financial district of Boston, Massachusetts. Putnam also leases approximately 656,000 square feet in various locations in the Boston area for investor services and other activities in support of its operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for MMC’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     For information regarding dividends paid and the number of holders of MMC’s common stock, see the table entitled “Selected Quarterly Financial Data and Supplemental Information (Unaudited)” on the last page of Item 8 (“Financial Statements and Other Supplementary Data”) of this report.

     MMC’s common stock is listed on the New York, Chicago and London stock exchanges. The high and low stock prices (NYSE composite quotations) for our common stock for each quarterly period and year in 2006 and 2005 are as follows:

	2006		2005
	Stock Price Range		Stock Price Range
	High	Low	High	Low
First Quarter	$32.73	$28.94	$34.25	$27.00
Second Quarter	$31.29	$25.90	$30.90	$26.87
Third Quarter	$29.49	$24.00	$30.50	$26.67
Fourth Quarter	$32.47	$27.27	$33.42	$26.79
Full Year	$32.73	$24.00	$34.25	$26.67

     On February 27, 2007, the closing price of MMC’s common stock on the NYSE was $29.28.

     The following table sets forth information regarding MMC’s purchases of its common stock on a monthly basis during the fourth quarter of 2006. Share repurchases are recorded on a trade date basis.

Issuer Repurchases of Equity Securities
			(c)	(d)
			Total Number of	Maximum Number
	(a)		Shares Purchased	of Shares that May
	Total Number	(b)	as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs (1)	Programs
October 1, 2006 –
October 31, 2006	0	—	0	49,904,636
November 1, 2006 –
November 30, 2006	0	—	0	49,904,636
December 1, 2006 –
December 31, 2006	0	—	0	49,904,636
Total	0	—	0	49,904,636

(1)	On March 18, 1999, MMC’s board of directors authorized the repurchase of up to 40 million shares of MMC’s common stock, and on May 18, 2000 the board further authorized the repurchase of up to an additional 88 million shares. There is no expiration date specified under either of these authorizations. While MMC made no share repurchases in 2005 or in 2006, in previous years MMC has repurchased, and in the future may repurchase, shares of its common stock, on the open market or otherwise, for treasury and to meet requirements for the issuance of shares relating to MMC’s various stock compensation and benefit programs. The timing and level of MMC’s share repurchase activity may be affected by MMC’s priorities relating to the use of its cash flows for a variety of purposes. These purposes may include, in addition to share repurchases, the funding of dividends, acquisitions, investments, pension contributions and debt reduction.

Item 6. Selected Financial Data.

Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

									Compound
	For the Years Ended December 31,								Growth Rate
	(In millions except per share figures)	2006	2005	(b)	2004	(b)	2003	2002	2001-2006
	Revenue:
	Service Revenue	$11,699	$11,395		$11,527		$11,100	$10,039	4%
	Investment Income (Loss)	222	183		200		100	67
	Total Revenue	11,921	11,578		11,727		11,200	10,106	4%
	Expenses:
	Compensation and Benefits	7,113	6,897		6,685		5,710	5,025	9%
	Other Operating Expenses	3,350	3,788		3,476		3,032	2,845	1%
	Regulatory and Other Settlements	—	40		969		10	—
	Total Expenses	10,463	10,725		11,130		8,752	7,870	6%
	Operating Income	1,458 (a)	853	(a)	597	(a)	2,448	2,236	(3)%
	Interest Income	64	47		21		24	19
	Interest Expense	(303)	(332)		(219)		(185)	(160)
	Income Before Income Taxes and Minority
	Interest	1,219	568		399		2,287	2,095	(5)%
	Income Taxes	388	191		239		751	731
	Minority Interest, Net of Tax	13	10		8		20	18
	Income From Continuing Operations	818	367		152		1,516	1,346	(3)%
	Discontinued Operations, Net of Tax	172	37		24		24	19	70%
	Net Income	$990	$404		$176		$1,540	$1,365	—
	Basic Income Per Share Information:
	Income From Continuing Operations	$1.49	$0.68		$0.29		$2.85	$2.49	(3)%
	Income From Discontinued Operations	$0.31	$0.07		$0.04		$0.04	$0.03	73%
	Net Income	$1.80	$0.75		$0.33		$2.89	$2.52	—
	Average Number of Shares Outstanding	549	538		526		533	541
	Diluted Income Per Share Information:
	Income From Continuing Operations	$1.45	$0.67		$0.29		$2.77	$2.42	(3)%
	Income From Discontinued Operations	$0.31	$0.07		$0.04		$0.04	$0.03	60%
	Net Income	$1.76	$0.74		$0.33		$2.81	$2.45	1%
	Average Number of Shares Outstanding	557	543		535		548	557
	Dividends Paid Per Share	$0.68	$0.68		$1.30		$1.18	$1.09	(8)%
	Return on Average Stockholders’ Equity	18%	8%		3%		29%	27%
	Year-end Financial Position:
	Working capital	$285	$911		$256		$189	$(199)
	Total assets	$18,137	$17,892		$18,498		$15,053	$13,855
	Long-term debt	$3,860	$5,044		$4,691		$2,910	$2,891
	Stockholders’ equity	$5,819	$5,360		$5,056		$5,451	$5,018
	Total shares outstanding (net of treasury
	shares)	552	546		527		527	538
	Other Information:
	Number of employees	55,500	54,900		63,900		60,400	59,400
Stock price ranges	—
U.S. exchanges	— High	$32.73	$34.25		$49.69		$54.97	$57.30
	— Low	$24.00	$26.67		$22.75		$38.27	$34.61

(a)	Includes net restructuring costs of $87 million, $317 million and $337 million in 2006, 2005 and 2004, respectively.
(b)	Certain balances have been reclassified to conform with current presentation. See Note 1 to the Consolidated Financial Statements.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this report, for discussion of significant items affecting our results of operations in 2006 and 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm. MMC’s subsidiaries include Marsh Inc. (“Marsh”), which provides risk and insurance services; Guy Carpenter & Company, LLC (“Guy Carpenter”), which provides reinsurance services; Kroll Inc. (“Kroll”), which provides risk consulting and technology services; Mercer Inc. (“Mercer”), which provides human resource and specialty consulting services; and Putnam Investments (“Putnam”), which provides investment management services. MMC’s approximately 55,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC operates in four principal business segments based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. Consulting, which comprises the activities of Mercer Human Resource Consulting and Mercer’s Specialty Consulting Businesses, includes human resource consulting and related services, and specialized management and economic consulting services. We conduct Investment Management through Putnam. Please see Note 18 to the consolidated financial statements, which discusses MMC’s agreement to sell Putnam to Great-West Lifeco Inc. A fuller description of our segments’ business activities is included in Part I, Item 1 of this report.

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. Management evaluates performance based on segment operating income, which reflects expenses directly related to segment operations, but not MMC corporate-level expenses. A reconciliation of segment operating income to total operating income is included in Note 17 to the consolidated financial statements included elsewhere in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.

This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report.

Significant Developments in 2006

MMC’s historical financial information should be viewed in light of the significant developments discussed below.

As described more fully below, results of operations in 2006 reflect, among other items:

  stock option expense under SFAS 123(R) (“Share-Based Payment”), which MMC adopted effective July 1, 2005. MMC’s 2006 results include stock option expense in each segment for the full year. The 2005 results reflect a charge for six months (from the date of adoption on July 1, 2005) recorded in corporate expenses;

  restructuring savings and charges under MMC’s 2005 and 2006 restructuring plans;

  the sale of Sedgwick Claims Management Services in the first quarter of 2006, the gain from which appears in discontinued operations;

  the sale of Price Forbes, MMC’s U.K.-based wholesale brokerage business in the third quarter of 2006, the loss from which, net of current year earnings, is included in discontinued operations;

  the sale of Kroll Security International (“KSI”), Kroll’s international high-risk asset and personal protection division in the fourth quarter of 2006, the gain from which, net of current year operating loss, is included in discontinued operations; and

  the continuing decline in market service revenues in the risk and insurance services segment.

Consolidated Results of Operations
For the Years Ended December 31,
(In millions, except per share figures)	2006	2005	2004
Revenue:
Service revenue	$11,699	$11,395	$11,527
Investment income (loss)	222	183	200
Operating revenue	11,921	11,578	11,727
Expense:
Compensation and benefits	7,113	6,897	6,685
Other operating expenses	3,350	3,788	3,476
Settlement and other costs	—	40	969
Operating expenses	10,463	10,725	11,130
Operating income	$1,458	$853	$597
Income from Continuing Operations	$818	$367	$152
Discontinued Operations, net of tax	172	37	24
Net income	$990	$404	$176
Income from Continuing Operations Per Share:
Basic	$1.49	$0.68	$0.29
Diluted	$1.45	$0.67	$0.29
Net Income Per Share:
Basic	$1.80	$0.75	$0.33
Diluted	$1.76	$0.74	$0.33
Average number of shares outstanding:
Basic	549	538	526
Diluted	557	543	535

Consolidated operating income in 2006 increased 71% to $1.5 billion, resulting from a 3% increase in operating revenue and a 2% decrease in operating expenses. Revenue increases in consulting and risk consulting & technology were partly offset by decreases in risk and insurance services and investment management. The decrease in operating expenses reflects cost savings from restructuring activities, reduced net restructuring and related charges as well as lower costs related to several significant expense items, discussed in more detail below under “Consolidated Revenue and Expense”. These expense savings were partly offset by incremental costs, primarily related to stock options under SFAS 123(R).

Results from discontinued operations in 2006 were $172 million net of tax, primarily resulting from the gain on the sale of Sedgwick Claims Management Services in January 2006. In the third quarter of 2006, MMC completed the sale of Price Forbes, its U.K.-based wholesale insurance broker. The loss on the disposal of Price Forbes and net income associated with its 2006 results are included in discontinued operations. The results of Price Forbes were insignificant to MMC’s 2005 results and, therefore, prior year amounts have not been restated. In the fourth quarter of 2006, Kroll completed the sale of Kroll Security International (“KSI”), its international high-risk asset and personal protection division. The gain on the disposal of KSI, and the financial results associated with 2006 and prior periods, are included in discontinued operations.

Consolidated Revenues and Expenses

Consolidated revenue for the year ended December 31, 2006 was $11.9 billion, a 3% increase over the prior year. Higher revenue in the consulting and risk consulting & technology segments was partly offset by lower revenue in the risk and insurance services and investment management segments. Consolidated revenue increased 3% on an underlying basis, which includes the impact of a $71 million reduction in market services revenue.

MMC does business in over 100 countries, as a result of which the impact of foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may affect period-over-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by identifying these impacts. The impact of foreign currency translations, acquisitions and dispositions on MMC’s operating revenues by segment is as follows:

	Twelve Months Ended			Components of Revenue Change
	December 31,		% Change		Acquisitions/
			GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2006	2005	Revenue	Impact	Impact	Revenue
Risk and Insurance Services
Insurance Services	$4,390	$4,567	(4)%	—	(2)%	(2)%
Reinsurance Services	880	836	5%	—	—	5%
Risk Capital Holdings (a)	193	189	2%	—	(5)%	7%
Total Risk and Insurance Services	5,463	5,592	(2)%	—	(2)%	—
Risk Consulting & Technology (b)	979	872	12%	—	3%	9%
Consulting
Human Resource Consulting	3,021	2,794	8%	1%	—	7%
Specialty Consulting	1,204	1,008	19%	1%	2%	16%
Total Consulting	4,225	3,802	11%	1%	1%	9%
Investment Management	1,385	1,506	(8)%	—	—	(8)%
Total Operating Segments	$12,052	$11,772	2%	—	—	2%
Corporate/Eliminations	(131)	(194)
Total Revenue	$11,921	$11,578	3%	—	—	3%

	Twelve Months Ended			Components of Revenue Change
	December 31,		%Change		Acquisitions/
			GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2005	2004	Revenue	Impact	Impact	Revenue
Risk and Insurance Services
Insurance Services	$4,567	$5,166	(12)%	1%	—	(13)%
Reinsurance Services	836	859	(3)%	1%	—	(4)%
Risk Capital Holdings (a)	189	180	5%	—	(8)%	13%
Total Risk and Insurance Services	5,592	6,205	(10)%	1%	—	(11)%
Risk Consulting & Technology (b)	872	371	135%	(1)%	114%	22%
Consulting
Human Resource Consulting	2,794	2,786	—	1%	—	(1)%
Specialty Consulting	1,008	851	19%	—	1%	18%
Total Consulting	3,802	3,637	4%	1%	—	3%
Investment Management	1,506	1,710	(12)%	—	—	(12)%
Total Operating Segments	$11,772	$11,923	(1)%	1%	4%	(6)%
Corporate/Eliminations	(194)	(196)
Total Revenue	$11,578	$11,727	(1)%	1%	4%	(6)%

(a)	Risk Capital Holdings owns MMC’s investments in private equity funds, insurance and financial services firms.
(b)	Certain reclassifications have been made to prior year amounts to conform with current presentation. The data presented excludes the KSI division, which is included in discontinued operations.

Revenue

In 2006, risk and insurance services revenue decreased 2% compared with 2005 and was flat on an underlying basis. A 5% increase in underlying revenue in reinsurance services was offset by a 2% decrease in insurance services, partly resulting from a $71 million decline in market service revenue. Risk consulting & technology revenue increased 12% due to growth in Kroll’s corporate advisory and restructuring, technology services and security businesses. Consulting revenue increased 11%, resulting from a 19% increase in Mercer’s specialty consulting businesses and an 8% increase in Mercer HR consulting. Investment management revenue declined 8%, primarily due to a decrease in assets under management, partly offset by higher investment gains.

During 2005, revenue in the risk and insurance services segment decreased 10% from 2004. Underlying revenue declined 11%, resulting from a $407 million decline in market services revenue, lower levels of new business and renewals and the impact of lower insurance premium rates. These declines were partly offset by the impact of foreign currency exchange rates. Risk consulting & technology revenue increased $501 million. Due to the acquisition of Kroll in July 2004, results in 2005 include a full year of revenue for Kroll, compared with six months of revenue in 2004. Underlying growth in risk consulting & technology was 22%, due to growth in technology services, corporate advisory and restructuring, and background screening. Consulting revenue increased 4%, resulting from a 19% increase in Mercer’s specialty consulting businesses. Investment management revenue declined 12% as a result of the decrease in assets under management and lower investment income.

Operating Expenses

Consolidated operating expenses in 2006 decreased 2% from 2005. The decrease in operating expenses reflects cost savings from restructuring activities; a decrease in net restructuring and related charges; lower settlement, legal and regulatory costs related to proceedings involving MMC and certain of its subsidiaries; and lower costs related to employee retention awards, partly offset by higher compensation costs, primarily in the consulting segment due to increased headcount and higher incentive compensation. Expenses in 2006 also reflect lower amortization of prepaid dealer commissions and lower costs related to professional liability claims. Expenses in 2005 include a charge of $37 million for Putnam’s estimate of costs to address issues relating to the calculation of certain amounts previously paid to Putnam by the Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. These decreases in 2006 were partly offset by higher expenses related to stock options. Due to the adoption of SFAS 123(R) on July 1, 2005, the prior year includes expenses related to stock options for only six months while 2006 includes stock option expense for the full year. In 2006, the costs related to stock options are included in segment results. In 2005, the costs related to stock options are included in Corporate.

Consolidated operating expenses in 2005 decreased 4% from 2004. This was primarily due to savings from restructuring initiatives and lower regulatory and other settlement expenses, partly offset by employee retention costs, the impact of acquisitions, higher benefits costs, and incremental costs, primarily related to stock options, resulting from the implementation of SFAS 123 (R). In addition, Putnam’s expenses in 2005 include a charge of $37 million for the estimated cost necessary to address issues relating to the calculation of certain amounts previously paid to Putnam by the Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. Expenses in 2004 include an $850 million charge related to the NYAG/NYSID settlement, costs of $224 million related to Putnam’s settlement and agreements with the SEC and Office of the Secretary of the Commonwealth of Massachusetts and restructuring costs of $337 million, partly offset by a $105 million credit from the final insurance settlement related to World Trade Center losses.

Restructuring and Related Activities

MMC initiated restructuring activities in the first quarter of 2005 (the “2005 Plan”) and the third quarter of 2006 (the “2006 Plan”). In 2006 we incurred net restructuring costs of $87 million and related charges of $38 million from actions taken under these restructuring plans. The costs and annualized savings relating to the plans are discussed below.

2005 Plan

MMC’s actions under the 2005 Plan are complete. MMC is currently realizing annualized savings of approximately $400 million attributable to the 2005 Plan relating primarily to the risk and insurance services segment. In early 2006, MMC began implementing its plan to eliminate excess space in its corporate headquarters building in mid-town New York (“headquarters building”). Costs related to its headquarters building incurred through June 30, 2006 (approximately $40 million) and savings generated from those actions (approximately $10 million) were recognized as part of the 2005 Plan.

2006 Plan

In September 2006, MMC announced cost savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes which are expected to result in annualized savings of approximately $350 million when fully implemented by the end of 2008, and result in restructuring charges and related costs of approximately $225 million. The cost savings initiatives are expected to be implemented in several phases – Phase 1 began in September 2006, with several additional phases to follow. The discussion below identifies the areas impacted and savings expected from various phases of the 2006 Plan.

Phase 1 of the 2006 Plan is expected to result in cost savings of $160 million. The expected savings from this phase comprise $70 million from operating company process improvements and $90 million from corporate infrastructure and process improvements in IT, real estate and corporate functions. Staff reductions of more than 750 are expected. During 2006, MMC recorded a net charge of $10 million in connection with actions taken under Phase 1 that includes a $74 million gain on the sale of five floors in MMC’s headquarters building, more than offset by costs primarily related to severance and exit costs for facilities. Through December 2006, the actions under Phase 1 are expected to result in annualized savings of approximately $110 million beginning in the first quarter of 2007. These actions under Phase 1 are expected to be completed by the second quarter of 2007, except for certain actions related to MMC’s headquarters building, discussed below.

As part of its ongoing review of operations, Marsh has identified additional actions that are expected to result in the reduction of 170 positions (“Phase 2”). These actions are expected to increase the expected annualized savings from the 2006 Plan by approximately $40 million and result in additional charges of approximately $40 million related to severance and exit costs for facilities. In the fourth quarter of 2006, MMC incurred costs of $14 million related to this second phase of the 2006 Plan.

MMC currently expects additional annualized savings of $190 million under one or more future phases of the 2006 Plan, resulting from infrastructure improvements in information technology, procurement, human resources, finance and real estate, as well as organizational structure and business process improvements. Detailed plans relating to these future phases are not yet complete, and may impact the amount of expected savings, expected costs or both that will result from these planned actions. Savings from these additional phases are expected to be realized as the actions are implemented through the end of 2008.

As noted above, MMC has been reducing its occupancy at its headquarters building in New York. Phase 1 of the 2006 Plan includes net costs of $8 million and expected annualized savings of approximately $25 million related to these actions. The expected net costs of $8 million comprise both gains on the sale of owned floors and losses on sub-leases of leased floors, which will be recognized at the earlier of when the floors are vacated or when sub-lease agreements are executed. During the fourth quarter of 2006, MMC sold its condominium interest in five floors of its headquarters building, realizing a gain of $74 million. The disposal of these floors is an integral part of MMC’s overall restructuring plan and the gain from this disposal has been included as a reduction of other operating expenses, consistent with the classification of other costs for actions taken related to this and other facilities MMC has vacated. The sale of the five floors will reduce MMC’s annual facilities costs by approximately $5 million, which is included in the $110 million of savings from Phase 1 of the 2006 Plan, as discussed above.

MMC expects to vacate an additional seven floors, five of which it leases and expects to sub-lease and two of which it owns and expects to lease to a third party. Additional costs of $60 million are expected from these remaining actions, which are expected to generate annualized savings of $20 million when completed over the next 12-18 months.

Businesses Exited in 2006 and 2005

In December 2006, Kroll completed the sale of KSI, its international security operation that provided high-risk asset and personal protection services. The financial results of KSI are included in discontinued operations.

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The 2006 results of Price Forbes, which includes a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations in the consolidated statement of income. The prior year’s amounts have not been restated because the results of Price Forbes were insignificant to MMC’s 2005 results. MMC completed the sale of Price Forbes in September 2006.

In October 2005, Marsh completed the sale of Crump Group, Inc., its U.S.-based wholesale insurance broker. The gain on the sale was recognized in the fourth quarter of 2005. In December 2005 MMC agreed to sell its majority interest in Sedgwick CMS Holdings (“SCMS”). The sale of SCMS was completed on January 31, 2006, and the associated gain on the sale was recognized in the first quarter of 2006. Crump and SCMS are classified as discontinued operations in the accompanying financial statements.

In May 2005, MMC sold the assets of MMC Capital, which had been MMC’s private equity management subsidiary, to Stone Point Capital LLC (“Stone Point”), an entity controlled by the former managers of MMC Capital for approximately $3 million. At the time of the asset sale, Stone Point assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC does not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC, through its subsidiary Risk Capital Holdings, continues to own investments in firms such as Ace Ltd., XL Capital Ltd. and Axis Capital Holdings, Ltd., as well as its investments in the Trident II and other funds managed by Stone Point.

Subsequent Event

On January 31, 2007, MMC entered into a stock purchase agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL will purchase Putnam Investments Trust. The sale includes Putnam’s interest in the T.H. Lee private equity business. The after-tax cash proceeds to MMC are expected to be approximately $2.5 billion, subject to possible adjustment based on (i) changes in Putnam’s adjusted stockholders’ equity between September 30, 2006 and closing and (ii) any decline below an agreed threshold in Putnam’s adjusted asset management revenue between December 31, 2006 and closing. For further information and a copy of the stock purchase agreement, please see our Form 8-K filed on February 1, 2007. MMC expects the sale of Putnam to close in mid-2007. Putnam is classified as part of continuing operations in this annual report because the decision to sell Putnam was not made until after December 31, 2006 and Putnam did not meet the criteria to be classified as a discontinued operation in 2006. We expect to classify Putnam as a discontinued operation in the first quarter of 2007.

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

Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients and/or commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. Revenues are affected by premium rate levels in the insurance/reinsurance markets, since compensation is frequently related to the premiums paid by insureds/reinsureds. In many cases, compensation may be negotiated in advance on the basis of the estimated value of the services to be performed. Revenue is also affected by fluctuations in the amount of risk retained by insurance and reinsurance clients themselves and by increases or decreases in the value of the risks that have been insured, new and lost business, and the volume of business from new and existing clients.

Effective October 1, 2004, Marsh eliminated contingent compensation, or market services agreements with insurers, under which it had received revenues based upon such factors as the overall volume, growth and, in some cases, profitability, of the total business placed by Marsh with a given insurer.

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

Following the sale of MMC Capital’s business in May 2005, we no longer receive fees in connection with the private equity investments previously managed by MMC Capital, nor do we receive management fees or origination fees related to this business, except that MMC retained the right to receive certain performance fees relating to the Trident II private equity partnership. We continue to receive dividends and to recognize capital appreciation or depreciation on the investments held by Risk Capital Holdings, as well as revenue on Risk Capital Holdings’ sales of investments from time to time.

The results of operations for the risk and insurance services segment are presented below:

(In millions of dollars)	2006	2005	2004
Revenue:
Service Revenue	$5,267	$5,412	$6,056
Investment Income	196	180	149
Operating Revenue	5,463	5,592	6,205
Expense	4,786	5,287	6,121
Operating Income	$677	$305	$84
Operating Margin	12.4%	5.5%	1.4%

Revenue

Revenue in risk and insurance services decreased 2% in 2006 compared with 2005 and was flat on an underlying basis. Higher revenue in reinsurance services and Risk Capital Holdings was offset by a decrease in insurance services.

Underlying revenue at Marsh in 2006 was down 2% as compared to 2005. In 2006, Marsh’s new business grew 10 percent globally with solid growth in all major geographies. However, new business growth was more than offset by decreased market service revenues, which declined to $43 million in 2006 from $114 million in the prior year, and the impact of a softer pricing environment in the property and casualty insurance markets.

Effective January 1, 2007, Marsh will manage certain businesses (formerly part of Risk Consulting & Technology) which had revenue of approximately $25 million in 2006.

Reinsurance services revenue increased 5%, primarily due to new business growth. Although U.S. property catastrophe reinsurance premium rates were higher, reinsurance premium rates for most other lines were stable to down and the market environment for property catastrophe reinsurance continued to be impacted by limited reinsurer capacity and higher risk retention by clients.

Risk Capital Holdings revenue in 2006 was 2% higher compared with 2005. Higher mark-to-market gains, primarily from MMC’s investments in the Trident private equity funds were partly offset by lower realized gains from sales of directly held investments and the the elimination of investment management fees following the sale of MMC Capital’s business in May 2005. Revenue in 2006 increased 7% on an underlying basis due to higher investment gains. We expect revenues related to Risk Capital Holdings to decline in 2007.

In December 2006, MMC, through its subsidiary Risk Capital Holdings, contributed its limited partnership interest in Trident III, valued at $182 million, to the U.K. Pension Fund. The transaction was recorded at the estimated fair value of MMC’s investment on the date of the contribution. Risk Capital Holdings’ revenue in 2006 included $38 million of mark-to-market gains for Trident III recognized through the date of the contribution.

At December 31, 2006, the balance of accounts receivable related to accrued market services revenue earned prior to October 1, 2004 was approximately $43 million, compared with $132 million at December 31, 2005. MMC intends to collect the remaining MSA revenue earned prior to October 1, 2004, and is seeking to enforce its rights under the contracts to collect amounts due. However, there is no assurance that MMC will be successful in collecting all amounts due. To the extent such accrued amounts are not collected, a charge to earnings would result. In 2007, MMC collected an additional $23 million of accrued market service revenue.

Revenue in the risk and insurance services segment decreased 10% in 2005 compared with 2004, reflecting decreases in both insurance services and reinsurance services revenue. In insurance services, underlying revenue decreased 13%. Excluding the impact of decreased market services revenue, underlying revenue decreased 6%, reflecting lower new business volume and lower commercial premium rates. The decrease in underlying revenue was most significant in the United States; however, the percentage decline improved in the fourth quarter compared with earlier quarters in 2005 despite continued premium rate declines in the commercial insurance marketplace. Market services revenue declined from $521 million in 2004 to $114 million in 2005.

Expense

In 2006, expenses in the risk and insurance services segment decreased 9% compared to the prior year. The decrease reflects cost savings from restructuring; a decrease in restructuring charges from $257 million in 2005 to $100 million in 2006; a decrease of $45 million in settlement, legal and regulatory costs related to market services agreements and associated shareholder and policyholder litigation; and a decrease of $78 million related to employee retention awards. In addition, 2006 expenses reflect lower incentive compensation costs and lower costs related to professional liability claims. Partly offsetting these decreases were costs of $47 million in 2006 related to employee stock options. The operating margin for 2006 improved to 12.4% from 5.5% in 2005.

Expenses in the risk and insurance services segment decreased 14% in 2005, compared with the prior year. Expenses in 2004 included a $850 million charge related to the settlement with the NYAG and NYSID.

Risk Consulting & Technology

MMC’s Risk Consulting & Technology segment primarily consists of Kroll and its subsidiaries, acquired by MMC in July 2004. Kroll services fall into two major product lines: consulting services which includes risk consulting, corporate advisory & restructuring and security; and technology enabled solutions.

Kroll receives compensation primarily in the form of fees paid by clients. These fees are typically earned on an hourly, project, fixed fee or per-unit basis. Kroll’s revenue is subject to changes in international economic and regulatory conditions. Some of Kroll’s revenue sources are counter-cyclical to the performance of the economy in general. These sources may include, for example, fees from restructuring, turnaround and forensic engagements relating to commercial bankruptcies and bond defaults. Kroll is also subject to normal competitive forces such as pricing pressures, demand for professional staff and new product development on the part of competitors, particularly in technology services.

The results of operations for the risk consulting & technology segment are presented below:

(In millions of dollars)	2006	2005	2004
Revenue	$979	$872	$371
Expense	830	751	326
Operating Income	$149	$121	$45
Operating Margin	15.2%	13.9%	12.1%

Revenue

Risk consulting & technology revenues increased 12% in 2006 compared with 2005, 9% on an underlying basis. The technology services group, Kroll’s largest business unit, increased revenues by 12%. This unit’s Kroll OnTrack electronic discovery business responded successfully to market conditions and continued its improvement from the first quarter of 2006. The consulting services group reported double-digit growth, primarily due to strong operations performance by corporate advisory and restructuring partially due to success fees on several large engagements. Background screening was driven by strong growth in the identity theft business.

In the fourth quarter of 2006, Kroll completed the sale of KSI, its international security operation that provides high-risk asset and personal protection services. The financial results of KSI are included in discontinued operations. Effective January 1, 2007, Kroll will transfer to Marsh certain businesses which had revenue of $25 million in 2006.

The year-to-year comparisons of the segment’s revenue between 2005 and 2004 are significantly impacted by the fact that we acquired Kroll in July 2004. As a result, 2004 results include only six months of Kroll’s operations. Underlying revenue growth in 2005 was 22% due to growth in the technology services, corporate advisory and restructuring and background screening practices.

Expense

Risk consulting & technology expenses increased 11% in 2006 compared with 2005. Approximately half of the increase results from acquisitions and the impact of foreign currency fluctuation. The remaining increase reflects higher compensation in the corporate advisory and restructuring and the background screening businesses, as well as increased costs for outside services in the background screening business due to a higher volume of business. Expenses in 2006 include amortization of identified intangibles of $57 million. In addition, expenses in 2006 include a credit related to the early termination of a licensing agreement.

The year-to-year comparisons of the segment’s expenses between 2005 and 2004 are significantly impacted by the fact that we acquired Kroll in July 2004. As a result, 2004 results include only six months of Kroll’s operations. Expenses include amortization of identified intangible assets of $58 million and $24 million in 2005 and 2004, respectively.

Consulting

MMC conducts business in its Consulting segment through Mercer Inc. and its subsidiaries and affiliates. Mercer operates through two main business groups. Mercer Human Resource Consulting (“Mercer HR”) includes practice groups specializing in retirement and investments, outsourcing, health and benefits and talent. The Mercer Specialty Consulting Businesses focus on management consulting, organizational design and change management, and economic consulting.

The major component of Mercer’s revenue, in both Mercer HR and the Mercer Specialty Consulting Companies, is fees paid by clients for advice and services. Mercer HR, principally through its health & benefits line of business, also earns significant revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer global investment’s discretionary investment management business and certain of Mercer HR’s outsourcing business defined contribution administration services consists principally of fees based on assets under administration.

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

The results of operations for the consulting segment are presented below:

(In millions of dollars)	2006	2005	2004
Revenue:
Service Revenue	$4,224	$3,802	$3,637
Investment Income	1	—	—
Operating Revenue	4,225	3,802	3,637
Expense	3,759	3,351	3,228
Operating Income	$466	$451	$409
Operating Margin	11.0%	11.9%	11.2%

Revenue

Consulting revenue in 2006 increased 11% compared with 2005. Revenue in Mercer HR increased 8%, or 7% on an underlying basis driven by strong growth in retirement and investments, and talent. Mercer Specialty Consulting revenues grew 19%, 16% on an underlying basis. Each of the Mercer Specialty companies contributed to this performance, led by Mercer Oliver Wyman which increased underlying revenues 22%.

Consulting revenue in 2005 increased 4% compared with 2004. On an underlying basis, revenue increased 3%, due to a 18% increase in Mercer Specialty Consulting, while Mercer HR decreased 1% versus prior year. The increase in underlying revenue in Mercer Specialty reflected increases of 24% in management consulting, reflecting a 25% increase in Mercer Oliver Wyman, and 6% in economic consulting. Within Mercer HR, underlying revenue decreased 1%, reflecting a decline in the revenue associated with defined contribution plan assets previously administered by Putnam and transferred to Mercer effective January 1, 2005, increased pricing competition on traditional actuarial valuation services, and a decline in the employee benefits business transferred from Marsh to Mercer. These declines were partly offset by strong growth in talent.

Expense

Consulting expenses increased 12% in 2006 compared with 2005. The expense increase reflects restructuring charges of $27 million, the impact of acquisitions and higher compensation costs due in part to increased staff levels. In addition, expenses in 2006 include costs of $41 million related to employee stock options.

Consulting expenses increased 4% in 2005 compared with 2004. On an underlying basis, expenses increased 3%, as savings from restructuring activity and lower costs for restructuring were offset by employee retention costs, increased benefits costs and higher expenses in Specialty Consulting due to a higher volume of business.

Investment Management

MMC conducts business in its Investment Management segment through Putnam. Putnam provides investment management and related services through a broad range of investment products, including the Putnam Funds, its own family of mutual funds which are offered to individual and institutional investors. In support of the primary investment management business, Putnam subsidiaries provide other related services including transfer agency, underwriting, distribution, shareholder services, custodial, trustee and other fiduciary services. Putnam Fiduciary Trust Company (“PFTC”) serves as transfer agent, dividend disbursing agent, registrar and custodian for the Putnam Funds and provides custody services to several external clients.

On January 31, 2007, MMC entered into a stock purchase agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL will purchase Putnam Investments Trust. MMC expects the sale of Putnam to close in mid-2007. Putnam is classified as part of continuing operations in this annual report because the decision to sell Putnam was not made until after December 31, 2006 and Putnam did not meet the criteria to be classified as a discontinued operation in 2006. We expect to classify Putnam as a discontinued operation in the first quarter of 2007.

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

All open-end Putnam funds other than money market funds have adopted distribution plans pursuant to Rule 12b-1 under the Investment Company Act of 1940, commonly referred to as 12b-1 plans. Pursuant to these 12b-1 plans, the Putnam Funds make payments to Putnam Retail Management (“PRM”) to cover costs relating to distribution of the Putnam Funds and services provided to shareholders, at rates that differ by class of fund shares. These payments, known as Rule 12b-1 fees, enable PRM to pay service fees and other continuing compensation to firms that distribute shares of the Putnam Funds and provide services to fund shareholders. PRM retains some Rule 12b-1 fees as compensation for the costs of distribution and other services provided by Putnam and its affiliates to shareholders and for commissions advanced by Putnam at the point of sale (and recovered through fees received over time)

to firms that distribute shares of the Putnam Funds. These 12b-1 plans, and Rule 12b-1 fees paid by the Putnam Funds thereunder, are subject to annual renewal by the fund trustees and to termination by vote of the fund shareholders or by vote of a majority of the trustees who are not affiliated with Putnam.

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

The results of operations for the investment management segment are presented below:

(In millions of dollars)	2006	2005	2004
Revenue:
Service Revenue	$1,360	$1,503	$1,659
Investment Income	25	3	51
Operating Revenue	1,385	1,506	1,710
Expense	1,082	1,243	1,612
Operating Income	$303	$263	$98
Operating Margin	21.9%	17.5%	5.7%

Revenue

Putnam’s revenue declined 8% in 2006 compared to 2005 due to a decrease in management fees resulting from a decline in average assets under management, lower 12b-1 fee revenue and lower transfer agency fees, partly offset by higher investment income. Assets under management averaged $186 billion in 2006, a 5% decline from the $196 billion managed in the same period of 2005. Assets under management aggregated $192 billion at December 31, 2006. The increase in assets under management since December 31, 2005 results from a $19 billion positive impact of market and investment performance partly offset by net outflows of $16 billion. Net flows for the fourth quarter of 2006 were neutral. As of February 23, 2007, year-to-date net outflows were approximately $5 billion.

At December 31, 2006, assets held in equity securities represented 66% of assets under management compared with 68% in 2005 and 69% in 2004, while investments in fixed income products represented 34% compared with 32% in 2005 and 31% in 2004.

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

Year-end and average assets under management are presented below:

(In billions of dollars)	2006	2005	2004
Mutual Funds
Growth Equity	$26	$31	$38
Value Equity	37	37	41
Blend Equity	28	26	28
Fixed Income	33	32	36
	124	126	143
Institutional:
Equity	36	34	40
Fixed Income	32	29	30
	68	63	70
Year-end Assets	$192	$189	$213
Assets from Non-US Investors	$36	$32	$38
Assets in Prime Money Market Funds	$4	$1	$—
Average Assets	$186	$196	$217

Components of year-to-date change in ending assets under management:
Net Redemptions including Dividends Reinvested	$(16)	$(31)	$(51)
Impact of PanAgora acquisition	$—	$—	$8
Impact of Market/Performance	$19	$7	$16

The categories of mutual fund assets reflect style designations aligned with each fund’s prospectus.

Expense

Expenses in 2006 decreased $161 million from 2005, due to a decrease in amortization expense for prepaid dealer commissions and the year-over-year effect of a $37 million charge in 2005 relating to costs to address issues associated with the calculation of certain amounts previously paid to Putnam by Putnam mutual funds in the form of cost reimbursements to Putnam for transfer agency services relating to defined contribution operations. Partly offsetting these decreases were costs of $14 million related to employee stock options.

Expenses for 2005 decreased 23% from 2004. Expenses in 2005 include a $37 million charge, described above. Expenses in 2004 include a charge of $224 million related to Putnam’s regulatory settlements with the SEC and the Secretary of the Commonwealth of Massachusetts on market-timing issues. Other expense reductions in 2005 include lower compensation and severance costs, reduced costs related to regulatory issues, a decrease in amortization expense for prepaid dealer commissions and a decrease in restructuring charges. These reductions were partially offset by an increase in expenses previously borne by the funds under the prior transfer agent service agreement. Putnam’s expenses in 2004 include a $25 million credit to compensation expense associated with the settlement with Putnam’s former chief executive officer.

Corporate Items

Corporate Expenses

Corporate expenses of $137 million in 2006 were $150 million lower than in 2005. The decrease is primarily due to the impact of stock option expense, which was recorded as a corporate charge in 2005 and was charged to the business segments in 2006, and lower net restructuring charges, largely resulting from a gain on the disposal of five floors in MMC’s headquarters building, partly offset by higher professional services fees.

In 2006, MMC corporate recorded a net credit of $31 million for restructuring and related charges. A $74 million gain on the sale of five  floors in MMC’s headquarters building was partly offset by future rent on non-cancelable leases for floors vacated by MMC as well as accelerated amortization/depreciation related to floors that have been or will be vacated as part of the restructuring. The sale of these floors is an integral part of MMC’s overall restructuring plan and the gain from this disposal has been included as a reduction of other operating expense, consistent with the classification of other actions taken related to facilities MMC has vacated. In 2005, MMC corporate recorded $72 million of restructuring and related charges, primarily related to the consolidation of office space in London.

Corporate expenses were $287 million in 2005 compared to $39 million in 2004. Expenses in 2005 included $64 million of incremental expenses, primarily related to stock options, resulting from the adoption of SFAS 123 (R) effective July 1, 2005. The incremental cost related to the implementation of SFAS 123 (R) was charged to corporate and not to the operating segments in 2005. In addition, $6 million was recorded for severance and other termination benefits related to the 2005 Plan, and a charge of $49 million was recorded related to the consolidation of office space in London. Because the office consolidation was initiated by MMC to benefit its London operations as a whole, the related charge was recorded in corporate. Corporate expenses also reflected $30 million of charges in connection with the resolution of certain litigation and related matters.

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

Interest

Interest income earned on corporate funds amounted to $64 million in 2006, an increase of $17 million from 2005. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2006 compared with the prior year. Interest expense of $303 million in 2006 decreased from $332 million in 2005. The decrease in interest expense is primarily due to $34 million recorded in the third quarter of 2005 for the prepayment charge incurred in connection with the refinancing of the mortgage on MMC’s headquarters building in New York.

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

Income Taxes

MMC’s consolidated effective tax rate was 31.8% in 2006 compared to 33.7% in 2005. The change primarily reflects the release of valuation allowances on certain deferred tax assets and the resolution of tax audit issues, partly offset by an adjustment of the 2005 tax provision estimates to the tax return amount.

MMC’s consolidated effective tax rate was 33.7% in 2005, a decrease from 59.4% in 2004. The decrease in the rate was primarily due to the impact in 2004 of the non-deductibility of Putnam’s $224 million in regulatory settlements and of a lower benefit related to Marsh’s $850 million settlement of the NYAG lawsuit; partially offset in 2005 by an increase in valuation allowances provided on net operating losses in certain state and foreign jurisdictions.

The effective tax rate is sensitive to the geographic mix of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. Furthermore, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of their realizability.

MMC establishes allowances for potential liabilities that may arise out of tax audits and litigation to the extent that such liabilities are probable and can be estimated in accordance with SFAS No. 5. Once established, allowances are evaluated based on the facts and circumstances that exist at each reporting period. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue for which an allowance had previously been recorded. Such adjustments could have a material impact on MMC’s effective tax rate, net income, and cash flows in a particular future period.

2005 Stock Option Exchanges

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

Operating Cash Flows

MMC generated $878 million of cash from operations in 2006 compared with $399 million in 2005. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from the disposition of businesses, the gain on the sale of five floors from the MMC headquarters building and adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. These include payments in 2006 of approximately $270 million for regulatory settlements and tax payments of $136 million related to the disposition of businesses. Cash generated from the disposition of businesses is included in investing cash flows.

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

MMC has funding requirements for the U.S. non-qualified and non-U.S. pension plans in 2007 of approximately $19 million and $176 million, respectively. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan in 2006 or in 2007. Funding requirements for non-U.S. plans vary country by country. Contribution rates are determined by the local actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of MMC’s cash flows, including dividends, investments, and share repurchases.

During 2006, MMC contributed approximately $20 million to the U.S. pension plans and $319 million to the significant non-U.S. pension plans, compared with $229 million for U.S. plans and $498 million for significant non-U.S. plans in 2005. The contribution to the non-U.S. plans in 2006 includes a non-cash contribution of MMC’s investment in Trident III, a private equity limited partnership. The contribution was recorded based on the estimated fair value on the date of the contribution of $182 million.

Financing Cash Flows

Net cash used for financing activities was $759 million in 2006 compared with $128 million of net cash provided by financing activities in 2005. During 2006, MMC reduced outstanding debt by approximately $570 million.

In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility, which will expire in December 2010, replaced MMC’s $1.0 billion and $700 million revolving credit facilities which were scheduled to expire in 2007 and 2009, respectively. In December 2005, certain of MMC’s foreign subsidiaries borrowed approximately $510 million under the new facility, primarily to fund the repatriation of accumulated earnings pursuant to the American Jobs Creation Act of 2004. There was $94 million outstanding under this facility at December 31, 2006.

In September 2005, MMC issued $550 million of 5.15% senior notes due 2010 and $750 million of 5.75% senior notes due 2015 (the “2005 Notes”). The net proceeds from the 2005 Notes were used to pay down the $1.3 billion term loan facility established in late 2004.

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

MMC paid total dividends of $374 million in 2006 ($0.68 per share) and $363 million ($0.68 per share) in 2005. MMC made no share repurchases in 2006.

In January 2007, MMC announced that its board of directors had approved an increase to MMC’s quarterly cash dividend to 19 cents per share from 17 cents previously.

MMC also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $270 million at December 31, 2006 and $354 million at December 31, 2005. There was $8 million outstanding under these facilities at December 31, 2006.

Investing Cash Flows

Net cash used for investing activities amounted to $136 million in 2006 compared with $153 million of net cash provided by investing activities in 2005. Cash generated by the sale of SCMS totaled $326 million in 2006, which was partly offset by net purchases of long term investments. Cash used for acquisitions totaled $221 million in 2006 versus $74 million in 2005. Remaining deferred cash payments of approximately $75 million related to acquisitions completed in 2006 and prior years are recorded in Accounts payable and accrued liabilities or in Other liabilities in the consolidated balance sheets at December 31, 2006. Proceeds from sales related to fixed assets and capitalized software includes $125 million of proceeds related to the sale of the floors from the MMC headquarters building. In addition, cash used to purchase investments of $193 million was partly offset by the sale of securities of $118 million in 2006. In 2005, cash generated by the sale of securities totaled $333 million.

MMC expects the after tax proceeds from the anticipated sale of Putnam in mid-2007 to approach $2.5 billion, subject to certain adjustments in the sale agreement. MMC will analyze various alternatives for use of the expected proceeds including acquisitions, adjustments to our capital structure, such as debt repayment and/or share repurchases, and investments in our existing businesses.

MMC’s additions to fixed assets and capitalized software, which amounted to $307 million in 2006 and $345 million in 2005, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $222 million in connection with various private equity funds and other MMC investments. The commitment comprises $82 million related to Trident II and other funds managed by Stone Point and $140 million related to possible investments by Putnam. At December 31, 2006, MMC has no future commitments related to Trident III, as those commitments were assumed by MMC’s U.K. pension plan when the investment in Trident III was contributed to the plan in December 2006. The majority of MMC’s other investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments. Any remaining capital calls for Trident II would relate to follow-on investments in existing portfolio companies or for management fees or other partnership expenses. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio in 2007 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Putnam has investment commitments of $140 million for three active Thomas H. Lee (“THL”) funds, of which Putnam believes approximately $42 million will not be called. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. At December 31, 2006 none of that additional $187 million is committed. These commitments will remain with Putnam when the anticipated sale of Putnam closes.

Approximately $37 million was invested in 2006 related to all of the commitments discussed above (including investments in Trident III prior to its contribution to MMC’s U.K. pension plan).

Commitments and Obligations

MMC’s contractual obligations were comprised of the following as of December 31, 2006 (dollars in millions):

	Payment due by Period
		Within	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Bank Borrowings-International	$8	$8	$—	$—	$—
Current portion of long-term debt	1,103	1,103	—	—	—
Long-term debt	3,865	—	669	566	2,630
NYAG/NYSID settlement	340	170	170	—	—
Net operating leases	3,472	462	762	566	1,682
Service agreements	451	129	182	99	41
Other long-term obligations	86	73	10	2	1
Total	$9,325	$1,945	$1,793	$1,233	$4,354

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

MMC had the following investments and debt instruments subject to variable interest rates:

December 31,
(In millions of dollars)	2006
Cash and cash equivalents invested
in certificates of deposit and time deposits (Note 1)	$2,089
Fiduciary cash and investments (Note 1)	$3,704
Variable rate debt outstanding (Note 11)	$601

These investments and debt instruments are discussed more fully in the above-indicated notes to the consolidated financial statements.

Based on the above balances, if short-term interest rates increase by 10% or 48 basis points over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase by approximately $15 million. However, this would be partially offset by a $2 million increase in interest expense resulting in a net increase to income before income taxes and minority interest of $13 million.

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

Equity Price Risk
MMC holds investments in public and private companies, as well as in certain private equity funds managed by Stone Point. Publicly traded investments of $124 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $75 million are accounted for using the cost method and $366 million are accounted for using the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires that MMC recognize the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in MMC’s balance sheet. MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006.

The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. MMC believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust them as appropriate. Based on its current assumptions, MMC expects pension expense to decrease by approximately $53 million in 2007 and currently expects to contribute approximately $195 million to the plans during 2007.

During 2005 MMC made changes to the U.S. pension plan that were designed to reduce MMC’s benefits costs going forward. The changes, which were effective January 1, 2006, include changing the benefit formula from a final average salary to a career average salary as well as a change in the calculation for early retirement benefits. During 2006, MMC made similar changes to its U.K. pension plans.

Future pension expense or credits will depend on plan provisions, future investment performance, future assumptions, and various other factors related to the populations participating in the pension plans. Holding all other assumptions constant, a half-percentage point change in the rate of return and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which comprise approximately 84% of total pension plan liabilities, as follows:

	0.5 Percentage		0.5 Percentage
	Point Increase		Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return	$(14.4)	$(23.4)	$14.4	$23.4
Discount Rate	$(28.4)	$(51.5)	$30.4	$54.6

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

As discussed below, under New Accounting Pronouncements, MMC’s accounting for income taxes will be impacted by the adoption of FASB Interpretation No. 48.

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

As of December 31, 2006, there was $84 million of unrecognized compensation cost related to MMC’s option awards and $15 million of unrecognized compensation cost related to Putnam’s option awards. The weighted-average periods over which the costs are expected to be recognized are 1.4 years for MMC and 1.7 years for Putnam. Also as of December 31, 2006, there was $203 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards and $94 million of unrecognized compensation cost related to Putnam’s restricted stock awards.

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

In September 2006, the FASB issued SFAS 158 which requires that MMC recognize the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of AOCI, net of tax, in MMC’s balance sheet. MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006. The impact of adopting SFAS 158 caused a reduction in assets of $660 million and an increase in liabilities of $245 million, including a related adjustment to tax benefits of $423 million. The net impact of adopting SFAS 158 was a reduction of MMC’s stockholders’ equity of $905 million, $804 million including an adjustment for the impact of recording a minimum pension credit prior to the adoption of SFAS 158. This adoption has no impact on MMC’s consolidated statements of income or cash flows. The adoption of SFAS 158 does not impact any financial covenants in MMC’s bank agreements, nor does MMC expect adoption to adversely impact its credit ratings. SFAS 158 also requires companies to measure the funded status of their plans as of their year-end balance sheet date no later than 2008. MMC’s existing policy is to measure the funded status of its Plans as of its year-end balance sheet date and therefore is not impacted by this requirement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of MMC’s 2008 fiscal year. MMC is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 will be effective for MMC beginning in the first quarter of 2007, with the cumulative effect of any change in accounting principle recorded as an adjustment to opening retained earnings. On February 27, 2007 the FASB issued draft implementation guidance in the form of a proposed FASB Staff Position subject to a thirty day comment period. Pending finalization of this guidance, MMC is evaluating the impact of adopting FIN 48 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See the information set forth under the heading “Market Risk” above under Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Item 8. Financial Statements and Supplementary Data.

Financial Highlights

For the Years Ended December 31,
(In millions, except per share figures)	2006	2005	2004
Revenue	$11,921	$11,578	$11,727
Income Before Income Taxes and Minority Interest	$1,219	$568	$399
Income From Continuing Operations	$818	$367	$152
Net Income	$990	$404	$176
Stockholders’ Equity	$5,819	$5,360	$5,056
Diluted Income Per Share:
Income From Continuing Operations	$1.45	$0.67	$0.29
Net Income	$1.76	$0.74	$0.33
Dividends Paid Per Share	$0.68	$0.68	$1.30
Year-end Stock Price	$30.66	$31.76	$32.90

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
	(In millions, except per share figures)	2006	2005	2004
	Revenue:
	Service revenue	$11,699	$11,395	$11,527
	Investment income (loss)	222	183	200
	Operating revenue	11,921	11,578	11,727
	Expense:
	Compensation and benefits	7,113	6,897	6,685
	Other operating expenses	3,350	3,788	3,476
	Settlement and other costs	—	40	969
	Operating expenses	10,463	10,725	11,130
	Operating income	1,458	853	597
	Interest income	64	47	21
	Interest expense	(303)	(332)	(219)
	Income before income taxes and minority interest	1,219	568	399
	Income taxes	388	191	239
	Minority interest, net of tax	13	10	8
	Income from continuing operations	818	367	152
	Discontinued operations, net of tax	172	37	24
	Net income	$990	$404	$176
Basic net income per share	— Continuing operations	$1.49	$0.68	$0.29
	— Net income	$1.80	$0.75	$0.33
Diluted net income per share	— Continuing operations	$1.45	$0.67	$0.29
	— Net income	$1.76	$0.74	$0.33
Average number of shares outstanding	— Basic	549	538	526
	— Diluted	557	543	535

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,
(In millions of dollars)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,089	$2,020
Receivables
Commissions and fees	2,615	2,407
Advanced premiums and claims	82	117
Other	467	363
	3,164	2,887
Less — allowance for doubtful accounts and cancellations	(156)	(157)
Net receivables	3,008	2,730
Assets of discontinued operations	—	153
Other current assets	737	359
Total current assets	5,834	5,262
Goodwill and intangible assets	7,775	7,773
Fixed assets, net	1,043	1,178
Long-term investments	597	277
Pension related assets	613	1,596
Other assets	2,275	1,806
	$18,137	$17,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,111	$498
Accounts payable and accrued liabilities	2,477	1,733
Regulatory settlements — current portion	238	333
Accrued compensation and employee benefits	1,507	1,413
Accrued income taxes	216	192
Dividends payable	—	93
Liabilities of discontinued operations	—	89
Total current liabilities	5,549	4,351
Fiduciary liabilities	3,704	3,795
Less — cash and investments held in a fiduciary capacity	(3,704)	(3,795)
	—	—
Long-term debt	3,860	5,044
Regulatory settlements	173	348
Pension, postretirement and postemployment benefits	1,089	1,180
Liability for errors and omissions	629	630
Other liabilities	1,018	979
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares,
issued 560,641,640 shares in 2006 and 2005	561	561
Additional paid-in capital	1,138	1,143
Retained earnings	5,691	4,989
Accumulated other comprehensive loss	(1,272)	(756)
	6,118	5,937
Less — treasury shares at cost, 8,727,764 in 2006 and
15,057,704 in 2005	(299)	(577)
Total stockholders’ equity	5,819	5,360
	$18,137	$17,892

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,
(In millions of dollars)	2006	2005	2004
Operating cash flows:
Net income	$990	$ 404	$ 176
Adjustments to reconcile net income to cash generated from operations:
Depreciation of fixed assets and capitalized software	391	391	392
Amortization of intangible assets	97	99	64
Provision (benefit) for deferred income taxes	60	36	(71)
Net (gains) losses on investments	(222)	(183)	(200)
Disposition of assets	(218)	(19)	—
Accrual of stock-based compensation, resulting from
adoption of SFAS 123(R)	116	64	—
Changes in assets and liabilities:
Net receivables	(157)	57	(107)
Other current assets	(651)	122	60
Other assets	19	(229)	93
Accounts payable and accrued liabilities	682	(35)	858
Accrued compensation and employee benefits	94	(167)	328
Accrued income taxes	(242)	4	(39)
Other liabilities	(184)	(72)	446
Effect of exchange rate changes	103	(73)	69
Net cash provided by operations	878	399	2,069
Financing cash flows:
Net decrease in commercial paper	—	(129)	(311)
Proceeds from issuance of debt	322	2,341	4,265
Other repayments of debt	(888)	(1,990)	(2,003)
Purchase of treasury shares	—	—	(536)
Issuance of common stock	181	269	456
Dividends paid	(374)	(363)	(681)
Net cash (used for) provided by financing activities	(759)	128	1,190
Investing cash flows:
Capital expenditures	(307)	(345)	(376)
Net sales (purchases) of long-term investments	(107)	318	120
Proceeds from sales related to fixed assets	136	46	23
Dispositions	375	156	—
Acquisitions	(221)	(74)	(2,364)
Other, net	(12)	52	41
Net cash (used for) provided by investing activities	(136)	153	(2,556)
Effect of exchange rate changes on cash and cash equivalents	73	(43)	28
Increase in cash and cash equivalents	56	637	731
Cash and cash equivalents at beginning of period	2,033	1,396	665
Cash and cash equivalents at end of period	2,089	2,033	1,396
Cash and cash equivalents — reported as discontinued operations	—	(13)	(26)
Cash and cash equivalents — continuing operations	$2,089	$2,020	$1,370

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31,
(In millions, except per share figures)	2006	2005	2004
COMMON STOCK
Balance, beginning of year	$561	$561	$561
Issuance of shares under stock compensation plan and
employee stock purchase plans	—	—	—
Balance, end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,143	$1,316	$1,301
Acquisitions	—	(15)	1
SFAS 123(R) periodic compensation costs and implementation adjustment	90	202	—
Issuance of shares to MMC retirement plan	—	(160)	—
Issuance of shares under stock compensation plans and
employee stock purchase plans and related tax benefits	(95)	(200)	14
Balance, end of year	$1,138	$1,143	$1,316
RETAINED EARNINGS
Balance, beginning of year	$4,989	$5,044	$5,386
Net income (a)	990	404	176
Dividend equivalents paid	(8)	(2)	—
Dividends declared — (per share amounts: $.51 in 2006, $.85 in
2005, $.99 in 2004)	(280)	(457)	(518)
Balance, end of year	$5,691	$4,989	$5,044
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(756)	$(370)	$(279)
Foreign currency translation adjustments (b)	305	(271)	234
Unrealized investment holding losses, net of
reclassification adjustments (c)	(17)	(85)	(58)
Initial adoption of SFAS 158, net of tax	(905)	—	—
Minimum pension liability adjustment (d)	101	(30)	(266)
Net deferred loss on cash flow hedges (e)	—	—	(1)
Balance, end of year	$(1,272)	$(756)	$(370)
TREASURY SHARES
Balance, beginning of year	$(577)	$(1,495)	$(1,518)
Purchase of treasury shares	—	—	(524)
Acquisitions	2	82	7
Issuance of shares to MMC retirement plan	—	365	—
Issuance of shares under stock compensation plans and
employee stock purchase plans	276	471	540
Balance, end of year	$(299)	$(577)	$(1,495)
TOTAL STOCKHOLDERS’ EQUITY	$5,819	$5,360	$5,056
TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)	$1,379	$18	$85

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations: Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC operates in four principal business segments: risk and insurance services, risk consulting & technology, consulting and investment management.

As discussed in Note 5, MMC disposed of several businesses in 2006 and 2005, which are classified as discontinued operations in these financial statements.

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

The risk consulting & technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These services fall into two main business groups: consulting, which includes corporate advisory & restructuring services, consulting services and security services; and technology-enabled solutions.

The consulting segment provides advice and services to the managements of organizations in the areas of Human Resource Consulting, comprising retirement and investments, health & benefits, outsourcing and talent; and Specialty Consulting, comprising management consulting, organization design and change management, and economic consulting.

The investment management segment primarily provides securities investment advisory distribution and administrative services for institutional accounts and a group of publicly held investment companies.

As discussed in Note 18, on February 1, 2007 MMC announced an agreement to sell Putnam, which comprises its entire investment management segment.

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

Unremitted insurance premiums and claims are held in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $180 million in 2006, $151 million in 2005, and $130 million in 2004. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities. At December 31, 2006, Putnam managed the investment of approximately $1.4 billion of the fiduciary assets.

Net uncollected premiums and claims and the related payables were $8.7 billion and $10.4 billion at December 31, 2006 and 2005, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

Revenue: Risk and Insurance Services revenue includes insurance commissions, fees for services rendered, interest income on certain fiduciary funds and market service fees from insurers earned on placements made prior to October 2004. Effective October 1, 2004 Marsh agreed to eliminate contingent compensation agreements with insurers. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in MMC’s reinsurance operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture. Prior to 2006, revenue also includes compensation for services provided in connection with the organization, structuring and management of insurance, financial and other industry-focused investments, as well as appreciation or depreciation that has been recognized on holdings in such investments. MMC no longer receives management fees or origination fees related to Stone Point’s business, except that MMC retained the right to receive certain performance fees related to the Trident II private equity partnership. MMC will continue to receive dividends and to recognize capital appreciation or depreciation on its investment holdings. In addition, Crump Group, Inc. and Sedgwick CMS Holdings and Price Forbes, which were previously part of this segment, are classified as discontinued operations.

Risk Consulting & Technology compensation consists of fees paid by clients. Such fees are typically charged on an hourly, project, or fixed fee basis, and sometimes on a per service or per unit basis. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from hourly or daily rate engagements is recognized as hours are expended at the agreed-upon billing amounts. Revenue related to fixed price arrangements is recognized based upon a proportional performance model. Revenue provided from credit services is recognized when the information is delivered to the customer, either electronically or by other means. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when the product is shipped, with the exception of royalty-based products, for which revenue is recognized as applicable royalty reports are received. Software revenue is recorded net of estimated customer returns and allowances. Contingent fees are recognized as earned and upon satisfaction of all conditions to their payment. Kroll Security International, which was previously part of this segment, is classified as a discontinued operation.

Consulting revenue includes fees paid by clients for advice and services and commissions from insurance companies for the placement of individual and group contracts. Fee revenue for engagements where Mercer is remunerated based on time plus out-of-pocket expenses is recognized based on the amount of time consulting professionals expend on the engagement. For fixed fee engagements, revenue is recognized using a proportional performance model. Revenue from insurance commissions not subject to a fee arrangement is recorded over the effective period of the applicable policies. Revenues for asset based fees are recognized on an accrual basis by applying the daily/monthly rate as contractually agreed with the client to the net asset value.

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

MMC has deferred the recognition of performance fee revenue in connection with the management of certain private equity funds of $172 million at December 31, 2006. This revenue is based on the investment performance over the life of each private equity fund, and future underperformance may result in the forfeiture of such revenue. As noted above, MMC only recognizes performance fee revenue when such fees are no longer subject to forfeiture, which for the $172 million noted above, may take a number of years to resolve.

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

The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2006	2005
Furniture and equipment	$1,365	$1,557
Land and buildings	397	457
Leasehold and building improvements	844	888
	2,606	2,902
Less — accumulated depreciation and amortization	(1,563)	(1,724)
	$1,043	$1,178

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

Goodwill and Other Intangible Assets: Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. MMC performs an annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Capitalized Software Costs: MMC capitalizes certain costs to develop, purchase, or modify software for the internal use of MMC. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Computer software costs of $270 million and $284 million, net of accumulated amortization of $663 million and $524 million at December 31, 2006 and 2005, respectively, are included in Other assets in the consolidated balance sheets.

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

Income Taxes: MMC’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating tax positions. Tax allowances are established for uncertain tax positions when, despite the belief that the tax return positions are consistent with applicable law, there is the potential that they may be successfully challenged. The allowances, are established for all identified liabilities and related interest, that are probable and can be estimated in accordance with SFAS No. 5. The possibility that a taxing authority may not assert an issue is not taken into account. It is assumed that the taxing authority will become fully aware of all facts relating to an issue and propose adjustments as appropriate. Allowances are evaluated based upon the facts and circumstances that exist at each reporting period. Allowances for issues that have been asserted by tax authorities and resolved by agreement are adjusted in the quarter when agreement is reached. If the statute of limitations operates to bar assessment of an issue that has not been asserted by a taxing authority, the related allowance is reversed at that time.

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

U.S. Federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at December 31, 2006 amounted to approximately $1.6 billion. However, if these earnings were not considered permanently reinvested, the incremental tax liability which otherwise might be due upon distribution, net of foreign tax credits, would be approximately $70 million.

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

Variable Interest Entities: Through Putnam, MMC manages $4.8 billion in the form of Collateralized Debt Obligations (“CDOs”), Collateralized Bond Obligations (“CBOs”) and Collateralized Loan Obligations (“CLOs”). Separate limited liability companies were established to issue the notes evidencing these obligations and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs, CBOs and CLOs. The maximum loss exposure related to the CDOs, CBOs and CLOs is limited to Putnam’s investment totaling $4.6 million in certain of these CDOs and CLOs reflected in Long-term investments in the consolidated balance sheets at December 31, 2006. MMC has concluded it is not the primary beneficiary of these entities under FIN 46(R) “Consolidation of Variable Interest Entities.”

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

For the Years Ended December 31,
(In millions)		2006	2005	2004
Income from continuing operations		$818	$367	$152
Less:	Potential minority interest expense
	associated with Putnam Class B
	Common Shares	(13)	(5)	—
Add:	Dividend equivalent expense related to common stock equivalents	—	1	2
Income from continuing operations for diluted earnings per share		$805	$363	$154
Basic weighted average common shares outstanding		549	538	526
Dilutive effect of potentially issuable common shares		8	5	9
Diluted weighted average common shares outstanding		557	543	535
Average stock price used to calculate
common stock equivalents		$29.06	$29.65	$42.12

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

New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS 158”). SFAS 158 requires that MMC recognize the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in MMC’s balance sheet. MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006. The impact of adopting SFAS 158 caused a reduction in assets of $660 million and an increase in liabilities of $245 million, including a related adjustment to tax benefits of $423 million. The net impact of adopting SFAS 158 was a reduction to MMC’s stockholders’ equity of $905 million, $804 million including the impact of recording a minimum pension credit prior to the adoption of SFAS 158. SFAS 158 also requires companies to measure the funded status of their plans as of their year-end balance sheet date no later than 2008. MMC’s existing policy is to measure the funded status of its Plans as of its year-end balance sheet date and therefore, MMC is not impacted by this requirement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of MMC’s 2008 fiscal year. MMC is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 will be effective for MMC beginning in the first quarter of 2007, with the cumulative effect of any change in accounting principle recorded as an adjustment to opening retained earnings. On February 27, 2007 the FASB issued draft implementation guidance in the form of a proposed FASB Staff Position subject to a thirty day comment period. Pending finalization of this guidance, MMC is evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

Reclassifications: Certain reclassifications have been made to the prior year amounts to conform with current year presentation, in particular with regard to discontinued operations classification for Kroll Security International and certain balance sheet line items.

2. Supplemental Disclosures

The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31,
(In millions of dollars)	2006	2005	2004
Purchase acquisitions:
Assets acquired, excluding cash	$200	$68	$2,353
Liabilities assumed	—	—	(17)
Issuance of debt and other obligations	(32)	(8)	(33)
Deferred purchase consideration	53	80	61
Shares issuable	—	(66)	—
Net cash outflow for acquisitions	$221	$74	$2,364
Interest paid	$300	$307	$198
Income taxes paid	$597	$156	$383

An analysis of the allowance for doubtful accounts for the three years ended December 31 follows:

(In millions of dollars)	2006	2005	2004
Balance at beginning of year	$157	$142	$115
Provision charged to operations	11	49	30
Accounts written-off, net of recoveries	(23)	(25)	(10)
Effect of exchange rate changes	11	(9)	7
Balance at end of year	$156	$157	$142

In December 2006, MMC contributed its limited partnership interest in Trident III, valued at $182 million, to its pension plan in the United Kingdom.

In September 2005, the Company contributed 8 million shares of MMC common stock, valued at $205 million, to the U.S. qualified retirement plan.

3. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	For the Years Ended December 31,
	(In millions of dollars)	2006	2005	2004
	Foreign currency translation adjustments	$305	$(271)	$234
	Unrealized investment holding gains, net of income tax liability of
	$2, $10 and $3 in 2006, 2005 and 2004, respectively	7	18	8
Less:	Reclassification adjustment for realized gains included in
	net income, net of income tax liability of $14, $55 and $36
	in 2006, 2005 and 2004, respectively	(24)	(103)	(66)
	Minimum pension liability adjustment, net of income tax liability
	(benefit) of $51 in 2006, ($3) in 2005 and ($123) in 2004	101	(30)	(266)
	Deferred loss on cash flow hedges, net of income tax benefit of $0,
	$0 and $(1) in 2006, 2005 and 2004, respectively	—	—	(1)
		$389	$(386)	$(91)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	December 31,
	(In millions of dollars)		2006	2005
	Foreign currency translation adjustments		$278	$(27)
	Net unrealized investment gains		36	53
	Minimum pension liability adjustment		—	(782)
	Net changes under SFAS 158		(1,586)	—
			$(1,272)	$(756)

4. Acquisitions and Dispositions

During 2006, MMC made 16 acquisitions, for total purchase consideration of $200 million. The allocation of purchase consideration resulted in acquired goodwill of $132 million as of December 31, 2006. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In December 2006, MMC sold its interest in Kroll Security International, which provided high risk asset and personal protection services. The gain on sale is included in discontinued operations.

In September 2006, MMC sold the assets of Price Forbes, its U.K.-based insurance wholesale operation. The loss on the sale, which included a charge in the first quarter of 2006 to reduce the carrying amount of its assets to fair value, is included in discontinued operations.

In January 2006, MMC sold its majority interest in Sedgwick CMS Holdings (“SCMS”), a provider of claims management and associated productivity services. The gain on sale, including the gain on MMC’s indirect investment in SCMS through the Trident II private equity fund, is included in discontinued operations.

During 2005, MMC made nine acquisitions, for total purchase consideration of $68 million. The allocation of purchase consideration resulted in acquired goodwill of $45 million during 2005.

In May 2005, MMC sold the assets of MMC Capital, its private equity manager, to Stone Point Capital LLC, a company controlled by the former managers of MMC Capital, for approximately $3 million. Stone Point has assumed responsibility for management of the Trident Funds and other private equity funds previously managed by MMC Capital. MMC does not participate in the investment decisions or management of Stone Point or the private equity funds managed by Stone Point. MMC continues to own direct investments in insurance and financial services companies, including Ace Ltd., XL Capital Ltd. and Axis Capital Holdings Ltd., as well as its investments in Trident II and other funds managed by Stone Point.

5. Discontinued Operations

In the fourth quarter of 2006, Kroll completed the sale of Kroll Security International (“KSI”), its international high-risk asset and personal protection division. The gain on the disposal of KSI and the financial results associated with 2006 and prior periods are included in discontinued operations.

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

All of the entities classified as discontinued operations were part of MMC’s risk and insurance services segment, except KSI, which was part of MMC’s risk consulting & technology segment.

Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31,
(In millions of dollars)	2006	2005	2004
Revenue	$148	$531	$433
Income before provision for income tax	$2	$44	$44
Provision for income tax	2	21	20
Income from discontinued operations, net of tax	—	23	24

Gain on disposal of discontinued operations	298	55	—
Provision for income tax	126	41	—
Gain on disposal of discontinued operations, net of tax	172	14	—
Discontinued operations, net of tax	$172	$37	$24

Summarized Balance Sheet data for discontinued operations is as follows:

December 31,
(In millions of dollars)		2006	2005
Assets of discontinued operations:
Current assets		$—	$40
Fixed assets, net		—	31
Goodwill and intangible assets		—	78
Other assets		—	4
Total assets of discontinued operations		$—	$153
Liabilities of discontinued operations		$—	$89

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

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2006	2005
Balance as of January 1, 2006	$7,246	$7,459
Goodwill acquired	132	45
Disposals	(29)	(95)
Purchase accounting adjustments in accordance with SFAS No. 141	(111)	(38)
Other adjustments (a)	90	(125)
Balance as of December 31, 2006	$7,328	$7,246

(a)	Primarily includes foreign exchange

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services $3.7 billion; Risk Consulting & Technology $1.6 billion; Consulting $1.9 billion; and Investment Management $0.1 billion.

The goodwill balance at December 31, 2006 and 2005 includes approximately $115 million and $121 million, respectively, of equity method goodwill.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired, and the rights to future revenue streams from certain existing private equity funds. The gross cost and accumulated amortization by major intangible asset class is as follows:

	2006			2005
			Net			Net
December 31,	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In millions of dollars)	Cost	Amortization	Amount	Cost	Amortization	Amount
Customer and marketing related	$655	$266	$389	$638	$191	$447
Future revenue streams related to
existing private equity funds	200	142	58	200	125	75
Total amortized intangibles	$855	$408	$447	$838	$316	$522

Aggregate amortization expense for the years ended December 31, 2006 and 2005, was $97 million and $99 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2007	$76
2008	70
2009	61
2010	45
2011	34
Subsequent years	161
$447

7. Income Taxes

Income before income taxes and minority interest shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

For the Years Ended December 31,
(In millions of dollars)	2006	2005	2004
Income before income taxes and minority interest:
U.S.	$536	$142	$(111)
Other	683	426	510
	$1,219	$568	$ 399
Income taxes:
Current—
U.S. Federal	$32	$ (22)	$ 187
Other national governments	226	124	79
U.S. state and local	70	53	44
	328	155	310
Deferred—
U.S. Federal	146	49	(118)
Other national governments	(51)	(5)	67
U.S. state and local	(35)	(8)	(20)
	60	36	(71)
Total income taxes	$388	$191	$ 239

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)		2006	2005
Deferred tax assets:
Accrued expenses not currently deductible (a)		$649	$742
Differences related to non-U.S. operations		303	164
Accrued retirement & postretirement benefits — non-U.S. operations		239	51
Net operating losses (b)		96	31
Income currently recognized for tax		57	51
Other		57	62
		$1,401	$1,101
Deferred tax liabilities:
Unrealized investment holding gains		$17	$29
Differences related to non-U.S. operations		143	91
Depreciation and amortization		162	282
Accrued retirement benefits		11	107
Other		100	24
		$433	$533

(a)	Net of valuation allowance of $2 million and $9 million, respectively.
(b)	Net of valuation allowance of $14 million and $68 million, respectively.

December 31,
(In millions of dollars)	2006	2005
Balance sheet classifications:
Current assets	$180	$153
Other assets	$799	$415
Other liabilities	$11	$—

A reconciliation from the U.S. Federal statutory income tax rate to MMC’s effective income tax rate is shown below.

For the Years Ended December 31,	2006	2005	2004
	%	%	%
U.S. Federal statutory rate	35.0	35.0	35.0
U.S. state and local income taxes–net of
U.S. Federal income tax benefit	1.9	5.1	1.6
Differences related to non-U.S. operations	(5.3)	(5.1)	(8.2)
NYAG lawsuit, including state taxes	—	—	12.9
Putnam regulatory settlements	—	—	19.4
Meals and entertainment	.9	1.5	2.9
Dividends paid to employees	(.6)	(1.4)	(3.3)
Other	(.1)	(1.4)	(.9)
Effective tax rate	31.8	33.7	59.4

Reversals of valuation allowances recorded in prior years reduced the tax provision by $29 million in 2006. The valuation allowances had a net decrease of $61 million in 2006 compared with a net increase of $26 million in 2005. Approximately $1 million of the cumulative valuation allowances relates to amounts which if realized would reduce goodwill or increase contributed capital in the future. Approximately 50% of the Company’s net operating loss carryforwards expire over various periods from 2007 through 2025, and others are unlimited. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. MMC evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, MMC believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 2006. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The American Jobs Creation Act (the “Act”), adopted on October 22, 2004, provided for a special one-time tax deduction, or dividend received deduction, of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. In the fourth quarter of 2005, MMC recorded an income tax benefit of $8 million, attributable to the repatriation of approximately $585 million of qualifying earnings under the provisions of the Act. The $8 million tax benefit resulted from the reversal of deferred tax liabilities previously provided under SFAS No. 109, which were in excess of the tax liabilities from repatriation of these qualifying earnings.

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

Implementation of SFAS 158
In September 2006, the FASB issued SFAS 158 which requires that MMC recognize on a prospective basis the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The offsetting adjustment to the amount of assets and liabilities required to be recognized is recorded in AOCI, net of tax, in MMC’s 2006 year-end balance sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The incremental effect of applying SFAS 158 on individual line items in MMC’s consolidated balance sheet as of December 31, 2006 including tax effects is as follows:

	Before
	Application of		After Application
(In millions of dollars)	Statement 158	Adjustments	of Statement 158
Goodwill and intangible assets	$7,777	$(2)	$7,775
Pension related assets	1,694	(1,081)	613
Other assets	1,852	423	2,275
Total assets	18,797	(660)	18,137

Accounts payable and accrued liabilities	2,439	38	2,477
Pension, postretirement and postemployment benefits	882	207	1,089
Accumulated other comprehensive loss(a)	(367)	(905)	(1,272)
Total stockholders’ equity	$6,724	$(905)	$5,819

(a)	The SFAS 158 implementation adjustment excludes a $101 million credit to the minimum pension liability.

Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
Weighted average assumptions:
Discount rate (for expense)	5.1%	5.5%	5.6%	5.9%
Expected return on plan assets	8.2%	8.4%	—	—
Rate of compensation increase (for expense)	3.8%	3.6%	—	—
Discount rate (for benefit obligation)	5.4%	5.1%	5.8%	5.6%
Rate of compensation increase (for benefit obligation)	3.8%	3.8%	—	—

The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. MMC uses Mercer actuaries to perform the valuations of its pension plans. MMC utilizes a model developed by its actuaries to assist in the setting of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances, and correlations for different asset classes. All returns utilized and produced by the model are geometric averages. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. MMC generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. The historical five- and ten-year average asset returns of each plan are also reviewed to ensure they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets as defined by SFAS No. 87. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. plans is 70% equities and 30% fixed income, and for the U.K. plans, which comprise approximately 84% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 74% to equities and 26% to fixed income, and for the U.K. plans was 62% to equities and 38% to fixed income. The assets of the Company’s defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans’ real return within acceptable risk parameters. MMC uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target allocations.

The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices such as the iBoxx £ Corporates 15-year index in the U.K. Projected compensation increases reflect current expectations as to future levels of inflation.

The components of the net periodic benefit cost for combined U.S. and non-U.S. defined benefit and other postretirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits			Postretirement Benefits
(In millions of dollars)	2006	2005	2004	2006	2005	2004
Service cost	$235	$245	$232	$6	$9	$11
Interest cost	494	472	422	14	18	20
Expected return on plan assets	(695)	(640)	(618)	—	—	—
Amortization of prior service credit	(54)	(41)	(38)	(14)	(3)	(2)
Amortization of transition asset	—	—	(5)	—	—	—
Recognized actuarial loss	237	177	90	4	1	3
Net Periodic Benefit Cost	$217	$213	$83	$10	$25	$32

U.S. Plans
The following schedules provide information concerning MMC’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension		U.S. Postretirement
December 31,	Benefits		Benefits
(In millions of dollars)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$3,094	$3,013	$194	$309
Service cost	83	88	4	8
Interest cost	182	176	11	15
Amendments	—	(138)	—	(92)
Actuarial loss	33	80	(5)	(27)
Benefits paid	(128)	(125)	(12)	(19)
Benefit obligation at end of year	$3,264	$3,094	$192	$194
Change in plan assets:
Fair value of plan assets at beginning of year	$3,015	$2,635	$—	$—
Actual return on plan assets	475	276	—	—
Employer contributions	20	229	12	19
Benefits paid	(128)	(125)	(12)	(19)
Fair value of plan assets at end of year	$3,382	$3,015	$—	$—
Funded status	$118	$(79)	$(192)	$(194)
Unrecognized net actuarial loss	N/A	858	N/A	38
Unrecognized prior service credit	N/A	(282)	N/A	(93)
Net asset (liability) recognized	$118	$497	$(192)	$(249)

	U.S. Pension		U.S. Postretirement
December 31,	Benefits		Benefits
(In millions of dollars)	2006	2005	2006	2005
Amounts recognized in the Consolidated Balance
Sheets under SFAS 158:
Noncurrent assets	$454	N/A	$—	N/A
Current liabilities	(19)	N/A	(13)	N/A
Noncurrent liabilities	(317)	N/A	(179)	N/A
	$118	N/A	$(192)	N/A
Amounts recognized in the Consolidated Balance
Sheets under prior accounting rules:
Prepaid benefit cost	N/A	$746	N/A	$—
Accrued benefit liability	N/A	(314)	N/A	(249)
Accumulated other comprehensive loss	N/A	65	N/A	—
Net amount recognized	N/A	$497	N/A	$(249)

Amounts not yet recognized in net periodic cost and
included in accumulated other comprehensive income:
Unrecognized prior service credit	$228	N/A	$78	N/A
Unrecognized net actuarial loss	(572)	N/A	(29)	N/A
Total amounts included in AOCI	$(344)	N/A	$49	N/A
Cumulative employer contributions in excess of net
periodic cost	462	N/A	(241)	N/A
Net amount recognized in consolidated balance sheet	$118	N/A	$(192)	N/A
Accumulated benefit obligation at December 31	$3,160	$3,021	$—	$—

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

Prior service cost (credit)	$(54)	N/A	$(13)	N/A
Net loss	79	N/A	2	N/A
	$25	N/A	$(11)	N/A

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension		U.S. Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
Weighted average assumptions:
Discount rate (for expense)	5.9%	6.0%	5.9%	6.0%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	3.4%	3.0%	—	—
Discount rate (for benefit obligation)	6.1%	5.9%	6.1%	5.9%
Rate of compensation increase (for benefit obligation)	3.4%	3.4%	—	—

In September 2005, the Company contributed 8 million shares of MMC common stock, valued at $205 million, to the U.S. qualified plan. Prior to this contribution, the U.S. qualified plan held no MMC securities. Plan assets of approximately $1.9 billion and $2.0 billion at December 31, 2006 and 2005, respectively, were managed by Putnam, which includes both separately managed and publicly available investment funds.

The assets and liabilities of the U.S. defined benefit pension plans were re-measured at October 31, 2005 to reflect a change in substantive plan as defined by SFAS No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”). The changes include changing the benefit formula from a final average salary to a career average salary as well as a change in the calculation for early retirement benefits. The change in substantive plans reduced the projected benefit obligation by approximately $138 million.

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $337 million, $322 million and $0, respectively, as of December 31, 2006 and $326 million, $315 million and $0, respectively, as of December 31, 2005.

The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2006	2005	2004	2006	2005	2004
Service cost	$83	$88	$78	$4	$8	$10
Interest cost	182	176	164	11	15	17
Expected return on plan assets	(252)	(233)	(230)	—	—	—
Amortization of prior service credit	(54)	(40)	(38)	(14)	(3)	(2)
Amortization of transition asset	—	—	(5)	—	—	—
Recognized actuarial loss	96	78	46	3	1	3
Net Periodic Benefit Cost	55	69	15	4	21	28
Curtailment gain	—	—	—	—	(1)	—
Total Expense	$55	$69	$15	$4	$20	$28

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost for 2006 and 2005 shown above includes the subsidy.

The assumed health care cost trend rate for Medicare eligibles was approximately 11.5% in 2006, gradually declining to 5% in 2019, and the rate for non-Medicare eligibles was 10% in 2006, gradually declining to 5% in 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
(In millions of dollars)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$—	$(4)

Non-U.S. Plans
MMC’s financial statements have always reflected pension expense and additional minimum liabilities for its non-U.S. plans based on the provisions of SFAS 87 and SFAS 132(R). Prior period pension disclosures reflect information for the material pension plans only. In 2006, all plans for which valuations were made under SFAS 87 have been included in the disclosures.

The following schedules provide information concerning MMC’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans.

			Non-U.S.
	Non-U.S. Pension		Postretirement
December 31,	Benefits		Benefits
(In millions of dollars)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$6,288	$5,936	$70	$62
Newly disclosed plans	142	—	—	—
Service cost	152	157	2	1
Interest cost	312	296	3	3
Employee contributions	33	37	—	—
Actuarial loss (gain)	(238)	648	—	9
Effect of settlement	(5)	(14)	—	—
Effect of curtailment	(35)	(40)	—	—
Special termination benefits	5	17	—	—
Benefits paid	(223)	(210)	(3)	(3)
Foreign currency changes	752	(539)	6	(2)
Other	11	—	—	—
Benefit obligation at end of year	$7,194	$6,288	$78	$70
Change in plan assets:
Fair value of plan assets at beginning of year	$5,470	$4,815	$—	$—
Newly disclosed plans	83	—	—	—
Actual return on plan assets	534	785	—	—
Effect of settlement	(5)	(12)	—	—
Company contributions	319	498	3	3
Employee contributions	33	37	—	—
Benefits paid	(223)	(210)	(3)	(3)
Foreign currency changes	684	(443)	—	—
Fair value of plan assets at end of year	$6,895	$5,470	$—	$—
Funded status	$(299)	$(818)	$(78)	$(70)
Unrecognized net actuarial loss	N/A	2,251	N/A	17
Unrecognized prior service cost	N/A	(24)	N/A	(2)
Net asset (liability) recognized	$(299)	$1,409	$(78)	$(55)

			Non-U.S.
	Non-U.S. Pension		Postretirement
December 31,	Benefits		Benefits
(In millions of dollars)	2006	2005	2006	2005
Amounts recognized in the Consolidated Balance
Sheets under SFAS 158:
Noncurrent assets	$158	N/A	$—	N/A
Current liabilities	(3)	N/A	(3)	N/A
Noncurrent liabilities	(454)	N/A	(75)	N/A
	$(299)	N/A	$(78)	N/A
Amounts recognized in the Consolidated Balance
Sheets under prior accounting rules:
Prepaid benefit cost	N/A	$827	N/A	$—
Accrued benefit liability	N/A	(452)	N/A	(55)
Intangible asset	N/A	6	N/A	—
Accumulated other comprehensive loss	N/A	1,028	N/A	—
Net amount recognized	N/A	$1,409	N/A	$(55)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service benefit	$26	N/A	$2	N/A
Unrecognized net actuarial loss	(2,020)	N/A	(18)	N/A
Total amounts included in AOCI	$(1,994)	N/A	$(16)	N/A
Cumulative employer contributions in excess of net
periodic cost	1,695	N/A	(62)	N/A
Net amount recognized in consolidated balance sheet	$(299)	N/A	$(78)	N/A
Accumulated benefit obligation at December 31	$6,507	$5,680	$—	$—
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:
Prior service cost (credit)	$(2)	N/A	$—	N/A
Net loss	120	N/A	1	N/A
	$118	N/A	$1	N/A

The weighted average actuarial assumption utilized in determining the above amounts for the non-U.S. defined benefit and other non-U.S. postretirement plans as of the end of the year are as follows:

Weighted average assumptions:
Discount rate (for expense)	4.7%	5.3%	4.8%	5.6%
Expected return on plan assets	7.9%	8.2%	—	—
Rate of compensation increase (for expense)	4.0%	4.0%	—	—
Discount rate (for benefit obligation)	5.1%	4.7%	5.2%	4.8%
Rate of compensation increase (for benefit obligation)	4.0%	4.0%	—	—

In December 2006, MMC contributed its limited partnership interest in Trident III, valued at $182 million to its pension plan in the United Kingdom.

The assets and liabilities of the U.K. defined benefit pension plan were re-measured at March 31, 2005 to reflect a plan curtailment as defined by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Restructuring activities led to a reduction in force which resulted in the elimination of the accrual for defined benefits for a significant number of employees.

The non-U.S. defined benefit plans do not have any direct or indirect ownership of MMC stock.

The benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $3.6 billion, $3.4 billion and $3.2 billion, respectively, as of December 31, 2006 and $3.5 billion, $3.3 billion and $2.8 billion, respectively, as of December 31, 2005.

The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses under SFAS 88 are as follows:

	Non-U.S. Pension			Non-U.S. Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2006	2005	2004	2006	2005	2004
Service cost	$ 152	$ 157	$ 154	$2	$1	$1
Interest cost	312	296	258	3	3	3
Expected return on plan assets	(443)	(407)	(388)	—	—	—
Amortization of prior service credit	—	(1)	—	—	—	—
Recognized actuarial loss	141	99	44	1	—	—
Net periodic benefit cost	$ 162	$ 144	$ 68	$6	$4	$4
Settlement loss	4	(1)	3	—	—	—
Curtailment loss	3	—	—	—	—	—
Special termination benefits	5	17	6	—	—	—
Total expense	$ 174	$ 160	$ 77	$6	$4	$4

The assumed health care cost trend rate was approximately 7.3% in 2006, gradually declining to 4.0% in 2015. Assumed health care cost trend rates have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
(In millions of dollars)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$1	$ (1)
Effect on postretirement benefit obligation	$12	$ (9)

Estimated Future Benefits Payments
MMC’s estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) at December 31, 2006 are as follows:

December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2007	$ 147	$ 387	$13	$ 3
2008	155	240	13	4
2009	165	263	14	4
2010	175	282	14	4
2011	187	310	15	4
2012-2016	$1,131	$1,602	$85	$24

Contribution Plans
MMC maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies Stock Investment Plan (“SIP”) and the Putnam Investments, LLC Profit Sharing Retirement Plan (the “Putnam Plan”) that are qualified under U.S. tax law. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the SIP, MMC matches a fixed portion of the employees’ contributions and may also make additional discretionary contributions, while under the Putnam Plan the contributions are at the discretion of MMC subject to

IRS limitations. The SIP contains an Employee Stock Ownership Plan under U.S. tax law and plan assets of approximately $483 million at December 31, 2006 and $572 million at December 31, 2005 were invested in MMC stock. Effective October 25, 2004, all participants became eligible to direct their Company matching contributions and all of their employee contribution account balances to any of the available investment options. If a participant does not choose an investment direction for his or her future Company matching contributions, they are automatically invested in the Putnam Fixed Income Fund. SIP plan assets of approximately $1,052 million and $1,028 million at December 31, 2006 and 2005, respectively, were managed by Putnam. The cost of these defined contribution plans was $70 million, $90 million, and $97 million for 2006, 2005 and 2004, respectively.

9. Stock Benefit Plans

MMC maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock, stock options and other forms of stock-based payment arrangements. Prior to July 1, 2005, MMC accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of MMC’s common stock on the date of grant, the effect of forfeitures on restricted stock, restricted stock units and deferred stock units was recognized when such forfeitures occurred and dividend equivalents on restricted stock units and deferred stock units were expensed in the period incurred. In addition, MMC’s stock purchase plan was not considered compensatory under APB 25, therefore, no expense was required to be recognized. Effective July 1, 2005, MMC adopted the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning July 1, 2005 includes compensation cost for all share-based payment arrangements granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payment arrangements granted subsequent to June 30, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R). In addition, MMC’s stock purchase plan was considered compensatory during the third quarter of 2005, the effect of forfeitures on restricted stock, restricted stock units and deferred stock units is required to be estimated when recognizing compensation cost and dividend equivalents on restricted stock units and deferred stock units expected to vest are required to be classified as dividends. Results for periods prior to July 1, 2005 have not been restated.

As a result of adopting SFAS 123 (R) on July 1, 2005, MMC’s income before income taxes and minority interest for the years ended December 31, 2006 and 2005 is $116 million and $64 million lower, respectively, than if it had continued to account for share-based payment arrangements under APB 25 ($78 million after-tax, or $0.14 per share and $44 million after-tax, or $0.08 per share for the 2006 and 2005 periods, respectively). The cumulative effect of the change in accounting upon adoption of SFAS 123 (R) on July 1, 2005 was not material.

Prior to the adoption of SFAS 123 (R), restricted stock units and deferred stock units were classified as liabilities and measured at their respective grant date fair values. Prepaid compensation cost was recognized for the unearned portion of such awards. Upon implementation of SFAS 123 (R), such awards were adjusted to their respective accrued grant date fair values totaling approximately $110 million and were reclassified to equity.

Effective October 1, 2005, certain features in the MMC stock purchase plan were changed so that shares of MMC common stock will be purchased at a price that is 95% of the average market price of the stock on each quarterly purchase date. In accordance with SFAS 123 (R), the stock purchase plan is no longer compensatory beginning October 1, 2005.

If compensation cost for all MMC’s share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 for the periods prior to the adoption of SFAS 123 (R) on July 1, 2005, MMC’s net income and net income per share in 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below.

(In millions of dollars, except per share figures)	2005	2004
Net Income:
As reported	$404	$176
Adjustment for fair value method, net of tax	(69)	(146)
Pro forma net income	$335	$30
Net Income Per Share:
Basic:
As reported	$0.75	$0.33
Pro forma	$0.62	$0.06
Diluted:
As reported	$0.74	$0.33
Pro forma	$0.61	$0.06

The pro forma information reflected above includes stock options issued under MMC’s incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC’s stock purchase plan. In addition, the pro forma information reflected above is based on recognizing the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals over the full vesting term of the award. Effective July 1, 2005, MMC began recognizing new employee stock option awards granted to retiree-eligible individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals had been recognized for these individuals under this accelerated method, pro forma net income for the years ended 2005 and 2004 would have amounted to $340 million and $44 million.

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

Stock Options: Options granted under the 2000 Plans may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of MMC’s stock at the date of grant. These option awards generally vest 25% per annum and have a contractual term of 10 years. On March 16, 2005, MMC began granting options that provide for a market-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of MMC’s stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. MMC accounts for these awards under SFAS 123(R) as market-condition options. The effect of the market condition is reflected in the grant-date fair value of such awards. Compensation cost is recognized over the requisite service period and is not subsequently adjusted if the market condition is not met. For awards without a market-based triggering event, compensation cost is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period.

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

The estimated fair value of options granted without a market-based triggering event is calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility prior to July 1, 2005 was calculated based on historical volatility for a period equal to the stock option’s expected life, calculated on a monthly basis. Subsequent to June 30, 2005, MMC began using a blended volatility rate based on the following: (i) volatility derived from daily closing price observations for the 10-year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before and one week after the valuation date and (iii) average volatility for the 10-year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by MMC in 2006, 2005 and 2004 are as follows:

		2005
	2006	Post 6/30/05	Pre 7/1/05	2004
Risk-free interest rate	4.2%-5.0%	3.9%-4.3%	3.7%	2.8%
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	29.0%-30.0%	29.0%	18.5%	19.6%
Expected dividend yield	2.1%-2.7%	2.3%	2.2%	2.3%

The estimated fair value of options granted with a market-based triggering event was calculated using a binomial valuation model. The factors and assumptions used in this model are similar to those utilized in the Black-Scholes option pricing valuation model except that the risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve over the contractual term of the option, and the expected life is calculated by the model.

The assumptions used in the binomial option pricing valuation model for options granted during 2006 and 2005 are as follows:

		2005
	2006	Post 6/30/05	Pre 7/1/05
Risk-free interest rate	4.7%-5.3%	4.0%-4.1%	4.1%-4.5%
Expected life (in years)	5.0-7.1	5.2-6.5	6.7-6.8
Expected volatility	29.0%	29.0%	17.9%
Expected dividend yield	2.3%	2.3%	2.2%

A summary of the status of MMC’s stock option awards as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	($000)
Balance at January 1, 2006	66,295,396	$34.33
Granted	6,500,438	$30.19
Exercised	(2,677,038)	$19.46
Canceled or exchanged	—	—
Forfeited	(5,749,912)	$36.72
Expired	—	—
Balance at December 31, 2006	64,368,884	$34.30	5.4 years	$77,219
Options vested or expected to
vest at December 31, 2006	63,022,417	$34.39	5.3 years	$75,778
Options exercisable at
December 31, 2006	28,153,184	$40.35	3.2 years	$20,071

The weighted-average grant-date fair value of MMC’s option awards granted during the years ended December 31, 2006, 2005 and 2004 was $8.55, $6.51 and $7.51, respectively. The total intrinsic value of options exercised during the same periods was $31 million, $36 million and $46 million, respectively.

As of December 31, 2006, there was $84 million of unrecognized compensation cost related to MMC’s option awards. The weighted-average period over which that cost is expected to be recognized is 1.4 years. Cash received from the exercise of stock options for the years ended December 31, 2006, 2005 and 2004 was $52 million, $45 million, and $111 million, respectively.

MMC’s policy is to issue treasury shares upon option exercises or share unit conversion. MMC intends to issue treasury shares as long as an adequate number of those shares is available.

Restricted Stock: Restricted shares of MMC’s common stock may be awarded under MMC’s incentive and stock award plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares granted generally become unrestricted at the earlier of: (1) January 1 of the year following the vesting grant date anniversary or (2) the later of the recipient’s normal or actual retirement date. For shares granted prior to 2004, the grant date anniversary is ten years. For shares granted during 2004 and 2005, the grant date anniversary is 7 years and 5 years, respectively. However, certain restricted shares granted in 2005 vest on the third anniversary of the grant date. There were no restricted shares granted in 2006.

A summary of the status of MMC’s restricted stock awards as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance at January 1, 2006	1,020,055	$37.73
Granted	—	—
Vested	(61,428)	$38.97
Forfeited	(180,972)	$39.96
Non-vested balance at December 31, 2006	777,655	$37.12

The weighted-average grant-date fair value of MMC’s restricted stock awards granted during the years ended December 31, 2005 and 2004 was $28.87 and $46.12, respectively. The total fair value of MMC’s restricted stock distributed during the years ended December 31, 2006, 2005 and 2004 was $1.8 million, $9.9 million, and $5.1 million, respectively.

Restricted Stock Units: Restricted stock units may be awarded under MMC’s Incentive and Stock Award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Beginning with awards granted in 2006, awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance-based restricted stock units (payable in shares of MMC common stock) may range from 0–200% of the number of units granted, based on the achievement of objective, pre-determined MMC or operating company performance measures over a three-year performance period. MMC accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest. Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are paid on both performance-based and service-based restricted stock units prior to payout, based on the initial grant amount.

A summary of the status of MMC’s restricted stock unit awards as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance at January 1, 2006	783,585	$40.74
Granted	1,330,656	$30.30
Vested	(240,221)	$41.23
Forfeited	(158,543)	$34.72
Non-vested balance at December 31, 2006	1,715,477	$33.14

The weighted-average grant-date fair value of MMC’s restricted stock units granted during the years ended December 31, 2005 and 2004 was $29.43 and $42.96, respectively. The total fair value of MMC’s restricted stock units distributed during the years ended December 31, 2006, 2005 and 2004 was $5.8 million, $18.0 million and $27.5 million, respectively.

Deferred Stock Units: Deferred stock units may be awarded under MMC’s incentive and stock award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s deferred stock unit awards as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance at January 1, 2006	9,067,871	$37.14
Granted	1,585,828	$29.36
Vested	(1,823,156)	$42.87
Forfeited	(616,705)	$34.51
Non-vested balance at December 31, 2006	8,213,838	$34.55

The weighted-average grant-date fair value of MMC’s deferred stock units granted during the years ended December 31, 2005 and 2004 was $29.88 and $44.08, respectively. The total fair value of MMC’s deferred stock units distributed during the years ended December 31, 2006, 2005, and 2004 was $53.5 million, $48.2 million and $57.5 million, respectively.

As of December 31, 2006, there was $203 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards.

MMC Stock Purchase Plans

In May 1999, MMC’s stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Effective October 1, 2004, certain features in these plans were changed. Under these new features, shares are purchased four times during the plan year (instead of one annual purchase on the last business day of the plan year as was done previously). Beginning October 1, 2005, shares are purchased at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, no more than 40,000,000 shares of MMC’s common stock plus the remaining unissued shares in the 1994 Plan may be sold. Employees purchased 2,073,818 shares during the year ended December 31, 2006. At December 31, 2006, 22,106,328 shares were available for issuance under the 1999 Plan. In July 2002, the MMC Board of Directors approved an additional 5,000,000 shares of common stock for issuance under the 1995 MMC Stock Purchase Plan for International Employees (the “International Plan”). With the additional shares under the International Plan, no more than 8,000,000 shares of MMC’s common stock may be sold. Employees purchased 400,026 shares during the year ended December 31, 2006. At December 31, 2006, 279,550 shares were available for issuance under the International Plan. Based on the terms in effect as of October 1, 2005, the plan is considered non-compensatory under SFAS 123(R).

Putnam Investments Equity Partnership Plan

Under the Putnam Investments Equity Partnership Plan, as amended (the “Equity Plan”), Putnam is authorized to grant or sell shares to certain employees of Putnam or its subsidiaries restricted common shares of Putnam Investments Trust, the parent of Putnam Investments, LLC (“Class B Common Shares”) and grant options to acquire the Class B Common Shares. Such awards or options generally vest over a period of two to four years. Holders of Putnam Class B Common Shares are not entitled to vote and have no rights to convert their shares into any other securities of Putnam. Awards of restricted stock and/or options may be made under the Equity Plan with respect to a maximum of 16,500,000 shares of Class B Common Shares, which would represent approximately 16% of the outstanding shares on a fully diluted basis, as increased for certain issuances of Putnam Class A Common Stock to MMC.

Options on Class B Shares: Options on Class B shares of Putnam’s common stock, which may be awarded under the Equity Plan, are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. Unless the Compensation Committee determines otherwise, the exercise price for each option is the fair market value of a Class B share on the date of the option grant. All options granted to a participant become exercisable in accordance with the vesting schedule set forth in the applicable award agreement, provided that the Compensation Committee has the right to accelerate the exercisability of any option. Notwithstanding any other provision of the Equity Plan, each option shall terminate on and shall not be exercisable after the tenth or sixth anniversary of the grant date of such option, as applicable.

On September 29, 2005, certain eligible participants in the Equity Plan participated in a voluntary option exchange pursuant to the terms of the Offer to Exchange Certain Outstanding Options (the “Offer to Exchange”), dated August 30, 2005. Under the Offer to Exchange, holders of options on Class B shares meeting certain eligibility requirements could elect to exchange those options for restricted shares with the equivalent value of the exchanged options, as determined using the Black-Scholes valuation model. As a result of the Offer to Exchange, a total of 2,201,850 options were retired and 139,388 restricted shares were issued at a grant price of $28.26 per share, which vest on September 1, 2007.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by Putnam in 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Risk-free interest rate	4.7%	4.1%	3.5%
Expected life (in years)	3.5	4.5	5.0
Expected volatility	28.3%	27.9%	26.8%
Expected dividend yield	5.0%	5.0%	5.0%

A summary of the status of Putnam’s stock option awards as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	($000)
Balance at January 1, 2006	6,824,630	$35.83
Granted	510,638	$28.65
Exercised	—	—
Canceled	—	—
Forfeited or exchanged	(909,425)	$51.51
Expired	—	—
Balance at December 31, 2006	6,425,843	$33.04	6.3 years	$9,042,002
Options vested or expected to
vest at December 31, 2006	6,090,870	$33.29	6.3 years	$8,443,053
Options exercisable at
December 31, 2006	1,801,019	$41.98	5.5 years	$1,421,680

The weighted-average grant-date fair value of Putnam’s option awards granted for the years ended December 31, 2006, 2005 and 2004 was $4.82, $4.88 and $4.87, respectively. No options were exercised in 2006 or 2005.

As of December 31, 2006, there was $15 million of unrecognized compensation cost related to Putnam’s option awards. The weighted-average period over which that cost is expected to be recognized is 1.7 years.

Restricted Stock: Restricted shares of Putnam’s common stock which may be awarded or sold under the Equity Plan are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. All restricted stock granted or sold to a participant vests in accordance with the vesting schedule set forth in the applicable award agreement, provided that the Compensation Committee has the right to accelerate the vesting of any restricted stock.

A summary of the status of Putnam’s restricted stock awards as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance at January 1, 2006	5,210,046	$30.50
Granted	1,112,888	$28.66
Vested	(774,613)	$33.61
Forfeited	(317,207)	$29.88
Non-vested balance at December 31, 2006	5,231,114	$29.68

The weighted-average grant-date fair value of Putnam’s restricted stock awards granted during the years ended December 31, 2005 and 2004 was $28.38 and $33.48, respectively. The total fair value of Putnam’s restricted stock vested during the years ended December 31, 2006, 2005 and 2004 was $22 million, $19 million and $22 million, respectively.

As of December 31, 2006, there was $94 million of unrecognized compensation cost related to Putnam’s restricted stock awards.

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

The consolidated statements of income include net rental costs of $529 million, $470 million and $485 million for 2006, 2005 and 2004, respectively, after deducting rentals from subleases ($28 million in 2006, $22 million in 2005 and $20 million in 2004).

At December 31, 2006, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

For the Years Ended	Gross	Rentals	Net
December 31,	Rental	from	Rental
(In millions of dollars)	Commitments	Subleases	Commitments
2007	$505	$43	$462
2008	455	41	414
2009	387	39	348
2010	338	36	302
2011	299	35	264
Subsequent years	1,962	280	1,682
	$3,946	$474	$3,472

MMC has entered into agreements with various service companies to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, MMC is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed with all future payments subject to increases for inflation. At December 31, 2006, the aggregate fixed future minimum commitments under these agreements are as follows:

Future
For the Years Ending December 31,	Minimum
(In millions of dollars)	Commitments
2007	$129
2008	106
2009	76
Subsequent years	140
$451

11. Debt

MMC’s outstanding debt is as follows:

	December 31,	December 31,
(In millions of dollars)	2006	2005
Short-term:
Bank borrowings — International	$8	$429
Current portion of long-term debt	1,103	69
	$1,111	$498
Long-term:
Senior notes — 7.125% due 2009	$399	$399
Senior notes — 5.375% due 2007 (4.0% effective interest rate)	501	508
Senior notes — 6.25% due 2012 (5.1% effective interest rate)	262	264
Senior notes — 3.625% due 2008	250	249
Senior notes — 4.850% due 2013	249	249
Senior notes — 5.875% due 2033	295	295
Senior notes — 5.375% due 2014	647	647
Senior notes — 3 year floating rate note due 2007 (5.51% at December 31, 2006)	500	499
Senior notes — 5.15% due 2010	548	547
Senior notes — 5.75% due 2015	746	745
Mortgage — 5.70% due 2035	467	473
Notes payable — 7.68% due 2006	—	60
Bank borrowings — International	94	168
Other	5	10
	4,963	5,113
Less current portion	1,103	69
	$3,860	$5,044

The weighted average interest rates on MMC’s outstanding short-term debt (excluding current portion of long-term debt) at December 31, 2006 and 2005 are 6.2% and 6.0%, respectively.

In December 2005, MMC and certain of its foreign subsidiaries entered into a new $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. It replaces MMC’s $1.0 billion and $700 million revolving credit facilities, which were scheduled to expire in 2007 and 2009, respectively. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios tested quarterly. There was approximately $94 million outstanding at December 31, 2006 and $510 million outstanding under this facility at December 31, 2005. Proceeds from the borrowings were used primarily to fund the repatriation of accumulated earnings pursuant to the American Jobs Creation Act of 2004.

In September 2005, MMC entered into a 30-year $475 million fixed rate non-recourse mortgage loan agreement due 2035, bearing an interest rate of 5.7%, in connection with its interest in its worldwide headquarters building in New York City. MMC prepaid its existing $200 million 9.8% mortgage due 2009.

The incremental proceeds from the refinancing, net of mortgage prepayment costs were used to repay outstanding short-term debt. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater. Mortgage prepayment costs of $34 million related to this transaction are included in interest expense in the consolidated statement of income for the year ended December 31, 2005.

In September 2005, MMC issued $550 million of 5.15% Senior Notes due 2010 and $750 million of 5.75% Senior Notes due 2015 (the “2005 Notes”). The net proceeds from the 2005 Notes were used to pay down the $1.3 billion term loan facility.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $270 million at December 31, 2006 and $354 million at December 31, 2005. There was $8 million outstanding at December 31, 2006 and there was $83 million outstanding under these facilities at December 31, 2005.

Scheduled repayments of long-term debt in 2007 and in the four succeeding years are $1.1 billion, $258 million, $408 million, $559 million and $9 million, respectively.

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

	2006		2005
December 31,	Carrying	Fair	Carrying	Fair
(In millions of dollars)	Amount	Value	Amount	Value
Cash and cash equivalents	$2,089	$2,089	$2,020	$2,020
Long-term investments	$597	$597	$277	$277
Short-term debt	$1,111	$1,111	$498	$498
Long-term debt	$3,860	$3,810	$5,044	$5,062

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale and trading securities recorded at quoted market prices as discussed below. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $75 million and $54 million at December 31, 2006 and 2005, respectively, which are carried on a cost basis. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities and trading investments with an aggregate fair value of $523 million and $223 million at December 31, 2006 and 2005, respectively, which are carried at market value under SFAS 115. Gross unrealized gains amounting to $53 million and $82 million at December 31, 2006 and 2005, respectively, have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, which is a component of stockholders’ equity.

MMC recorded net gains associated with its available for sale securities of $39 million, $158 million and $102 million, in 2006, 2005 and 2004, respectively. Proceeds from the sale of available for sale securities for the years ended December 31, 2006, 2005 and 2004 were $66 million, $293 million and $170 million, respectively. Gross realized gains on available for sale securities sold during 2006, 2005 and 2004 amounted to $41 million, $158 million and $107 million, respectively. In 2006, 2005 and 2004, MMC recorded losses of $2 million, $0 million and $5 million, respectively, related to the decline in value of certain available for sale securities that were other than temporary. The cost of securities sold is determined using the average cost method for equity securities. The gains and losses described above are included in Investment income (loss) in the consolidated statements of income.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method. MMC’s share of gains from such investments, and from trading securities and investments held at cost, of $187 million, $29 million and $98 million in 2006, 2005 and 2004, respectively, is included in Investment income (loss) in the consolidated statements of income.

A portion of insurance fiduciary funds which MMC holds to satisfy fiduciary obligations is invested in high quality debt securities which are generally held to maturity. The difference between cost and fair value of these investments is not material.

Short-term and Long-term Debt: The fair value of MMC’s short-term debt which consists of bank loans approximates its carrying value. The estimated fair value of MMC’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

13. Integration and Restructuring Costs

2006 Plan

In September 2006, MMC announced that it would undertake restructuring activities designed to enhance operational efficiencies and improve profitability (the “2006 Plan”). The restructuring activities are expected to be implemented in several phases – the first phase which began in September and is expected to be completed over the next two quarters, and one or more additional phases. In connection with Phase 1 of the 2006 Plan, MMC incurred net restructuring charges of $10 million during the third and fourth quarter of 2006, as follows: risk and insurance services - $49 million, risk consulting & technology - $1 million, consulting - $28 million and corporate - $(68) million. The corporate amount includes a $74 million gain on the sale of five (5) floors in MMC’s headquarters building. Utilization of the 2006 Plan charges for Phase 1 is summarized as follows:

	Accrued	Utilized	Remaining
	in	in	Liability at
(In millions of dollars)	2006	2006	12/31/06
Severance and benefits	$59	$(21)	$38
Future rent on non-cancelable leases	6	(6)	—
Other exit costs (credits)	(55)	58	3
	$10	$31	$41

As part of its ongoing review of operations, Marsh has identified additional actions that are expected to result in the reduction of 170 positions (“Phase 2”). These actions are expected to result in additional charges of approximately $40 million related to severance and exit costs for facilities. In the fourth quarter of 2006, MMC incurred costs of $14 million related to Phase 2 of the 2006 Plan, primarily related to severance and exit costs for facilities. Utilization of the plan charges for Phase 2 of the 2006 Plan is as follows:

	Accrued	Utilized	Remaining
	in	in	Liability at
(In millions of dollars)	2006	2006	12/31/06
Severance and benefits	$7	$—	$7
Future rent on non-cancelable leases	7	(2)	5
	$14	$(2)	$12

2005 Plan

In March 2005, MMC announced that it would undertake restructuring activities involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with the 2005 Plan, MMC incurred restructuring charges of $66 million in the twelve-months ended December 31, 2006, as follows: risk and insurance services - $39 million and corporate - $27 million. Utilization of the 2005 Plan charges is summarized as follows:

					Additions/
					Changes
	Accrued	Utilized	Utilized		in	Remaining
	in	in	in		Estimates	Liability at
(In millions of dollars)	2005	2005	2006		2006	12/31/06
Severance and benefits	$197	$(128)	$(87)		$31	$13
Future rent on non-cancelable leases	114	(37)	(43)		31	65
Other exit costs (credits)	(1)	12 (a)	(6	) (b)	4	9
	$310	$(153)	$(136)		$66	$87

(a)	Reflects approximately $36 million of payments received on the disposals of small commercial accounts and other dispositions.

(b)	Includes approximately $7 million of payments on the disposals of small commercial accounts and other dispositions.

2004 Plan

In November 2004, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2004 Plan”). In connection with the 2004 Plan, MMC incurred restructuring charges (credits) of $(3) million in the twelve months ended December 31, 2006 as follows: risk and insurance services - $(2) million and consulting - $(1) million. Utilization of the 2004 Plan charges is summarized as follows:

				Additions/
	Accrued	Utilized	Utilized	Changes in	Remaining
	in 2004	in 2004	in	Estimates	Liability at
(In millions of dollars)	and 2005	and 2005	2006	2006	12/31/06
Severance and benefits	$272	$(242)	$(26)	$(2)	$2
Future rent on non-cancelable leases	26	(18)	(3)	(1)	4
Lease termination costs	19	(2)	(17)	—	—
Other exit costs (credits)	23	(18)	(4)	—	1
	$340	$(280)	$(50)	$(3)	$7

Actions under the 2004 and 2005 Plans are completed.

The expenses associated with the restructuring plans are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

14. Common Stock

MMC did not repurchased common stock in 2006 and 2005.

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

16. Claims, Lawsuits and Other Contingencies

Claims, Lawsuits and Other Contingencies

MMC and Marsh Litigation and Regulatory Matters

Brokerage Compensation Practices Settlement

In January 2005, MMC and its subsidiary Marsh Inc. (“Marsh”) entered into an agreement (the “Settlement Agreement”) with the New York State Attorney General (“NYAG”) and the New York State Insurance Department (“NYSID”) to settle a civil complaint filed in New York State court by NYAG in October 2004 (the “NYAG Lawsuit”) and a related citation (the “Citation”) issued by NYSID at approximately the same time. Among other things, the NYAG Lawsuit and the Citation had alleged that Marsh’s use of market service agreements with various insurance companies entailed fraudulent business practices, bid-rigging, illegal restraint of trade and other violations of the New York business and insurance statutes, and was not adequately disclosed to Marsh’s clients or MMC’s investors. Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share.

Pursuant to the Settlement Agreement, MMC established a fund of $850 million (the “Fund”), payable over four years, for policyholder clients in the U.S who placed insurance through Marsh between 2001 and 2004. Approximately 70,000 eligible policyholders have elected to receive an aggregate distribution of approximately $750 million under the Fund. Clients who elected to participate in the Fund tendered a release relating to the matters alleged in the NYAG Lawsuit and the Citation, except for claims that are based upon, arise out of or relate to the purchase or sale of MMC securities. No portion of the Fund represents a fine or penalty against MMC or Marsh and no portion of the Fund will revert to MMC or Marsh.

The Settlement Agreement does not relate to any former or current employees of Marsh. Since the filing of the NYAG Lawsuit, 12 former Marsh employees have pleaded guilty to New York criminal charges relating to the matters described therein. In September 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. Trials are scheduled to begin in April 2007.

Related Litigation

Numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

  Various putative class actions purportedly brought on behalf of policyholders were filed in or removed to several federal courts across the country. All of these federal putative class actions were transferred to the District of New Jersey for consolidated pretrial proceedings (the “MDL Cases”).

  In August 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations (“RICO”) Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification. MMC and the other defendants have moved to dismiss the two consolidated amended complaints, and the plaintiffs have moved for class certification. A hearing on the motions to dismiss has been scheduled for March 1, 2007. No hearing on the plaintiffs’ motion for class certification has been scheduled.

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

  In January 2005, the State of Connecticut brought an action against MMC, Marsh and certain Marsh subsidiaries in Connecticut Superior Court. As subsequently amended, the State’s complaint alleges that the defendants violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for the State; violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums; improperly accepted contingent commissions and concealed these commissions from their clients; and engaged in negligent misrepresentation and breach of fiduciary duty. The State seeks various monetary damages and injunctive relief. Discovery has been stayed pending motions on the pleadings.

  On March 14, 2006, the State of Florida brought an action against MMC, Marsh and certain Marsh subsidiaries in Florida state court, alleging that the defendants violated Florida’s RICO and antitrust laws by engaging in bid rigging and other improper conduct which inflated insurance premiums, and by receiving undisclosed additional compensation. The complaint alleges that these actions caused damage to the State, Florida governmental entities and Florida businesses and residents, and seeks the forfeiture of all undisclosed compensation, treble damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief. Discovery has commenced in this action.

  A consolidated purported class action is pending in the United States District Court for the Southern District of New York on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class period of October 14, 1999 to October 13, 2004 (the “MMC SDNY Securities Case”). The pending complaint of the lead plaintiffs in this action names MMC, Marsh, MMC’s former CEO and one former Marsh officer as defendants. The plaintiffs allege, among other things, that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs allege that MMC also failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid rigging” and soliciting fictitious quotes.

The complaint includes factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at MMC’s subsidiaries Mercer and Putnam, and alleged conflicts of interest associated with MMC’s former private equity subsidiary, MMC Capital. The complaint includes claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. MMC has responded to the complaint and formal discovery will soon commence in this matter. The federal securities claims in a separate shareholder action were transferred for consideration in connection with the federal securities claims asserted in the MMC SDNY Securities Case. The plaintiff in this separate action has purported to add a claim under Section 14(a) of the Securities Exchange Act of 1934.

  A number of individual shareholder actions against MMC and others are pending in various state courts. One such action filed in California state court has been removed and transferred for inclusion in the MMC SDNY Securities case. A number of related actions that were commenced in New York state court have been removed and transferred for inclusion in the MMC SDNY Securities Case; plaintiffs have moved to remand the actions back to state court.

  Several shareholder derivative actions are pending against MMC’s current and former directors and officers. Six have been consolidated as a single action in the Court of Chancery of the State of Delaware (the “Delaware Derivative Action”), and five have been consolidated as a single action in the United States District Court for the Southern District of New York (the “Federal Derivative Action”). One action is pending in the New York Supreme Court for New York County. These shareholder derivative actions allege, among other things, that current and former directors and officers of MMC breached their fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, are liable to MMC for damages arising from their alleged breaches of fiduciary duty, and must contribute to or indemnify MMC for any damages MMC has suffered. The derivative action pending in the New York Supreme Court has been stayed pending resolution of the Federal Derivative Action. The Federal Derivative Action has been stayed in favor of the Delaware Derivative Action, which remains in its preliminary stages.

  MMC has also received six demand letters from stockholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands are under consideration by the MMC Board of Directors.

  A proceeding consolidating twenty purported class actions alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), is pending in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of the Marsh & McLennan Companies Stock Investment Plan (the “Plan”). The consolidated class action complaint names MMC and various current and former employees, officers and directors as defendants and alleges, among other things, that in view of the purportedly fraudulent bidding activity and the receipt of contingent commissions pursuant to the market service agreements referred to above, the defendants knew or should have known that the investment of the Plan’s assets in MMC stock was imprudent. The consolidated complaint also asserts that certain defendants failed to provide the Plan’s participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The consolidated complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The consolidated complaint alleges that during the purported class period, which extends from July 1, 2000 until January 31, 2005, MMC’s stock price fell from $52.22 to $32.50. In December 2006, the court granted in part and denied in part the motions to dismiss filed by MMC and the other defendants. Discovery is commencing in this matter.

  In February 2005, the plaintiffs in a shareholder derivative suit pending in the Delaware Court of Chancery (the “AIG Delaware Suit”) against the directors and officers of American International Group, Inc. (“AIG”) filed a consolidated complaint which, as subsequently amended, names as additional defendants MMC, Marsh, Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Corporate Defendants”), MMC’s former CEO, and five former Marsh employees who have pleaded guilty to certain criminal charges (the former CEO and former employees, together with the MMC Corporate Defendants, the “MMC Defendants”). The AIG Delaware Suit alleges, among other things, that the MMC
  Defendants, certain AIG employees and others engaged in conspiracy and common law fraud with respect to the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid rigging and kickback schemes, and that AIG was harmed thereby. This action further alleges that the MMC Corporate Defendants aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct and that the MMC Corporate Defendants were unjustly enriched. The consolidated complaint asserts that the MMC Defendants are liable to AIG for damages and also seeks the return of all contingent commission payments made by AIG to the MMC Corporate Defendants.

  In May 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint naming MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and MMC’s former CEO as additional defendants. Based on similar factual allegations as in the AIG Delaware Suit, the plaintiffs assert claims against MMC and the former CEO for allegedly aiding and abetting breaches of fiduciary duties by AIG’s directors and officers and for unjust enrichment, and seek damages and the disgorgement of contingent commissions. Both the AIG Delaware Suit and the AIG Federal Suit are stayed by orders of the respective courts pending review by a special litigation committee formed by the AIG board of directors. In addition, plaintiffs’ counsel in a federal securities fraud purported class action against AIG and others (to which MMC is not a party) relating to price declines in AIG’s stock has indicated that plaintiffs may assert claims against MMC in that action.

  In May 2005, the plaintiffs in a purported securities fraud class action suit pending in the United States District Court for the Southern District of New York against Axis Capital Holdings Limited (“Axis”) and certain of its officers filed a consolidated complaint that named MMC, among others, as an additional defendant. On October 17, 2006, the court granted all defendants’ motions to dismiss without prejudice. Plaintiffs have since advised the court that no amended complaint will be filed and the case has been closed.

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

Putnam-Related Matters

On January 31, 2007, MMC entered into a stock purchase agreement (the “Putnam Sale Agreement”) with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL has agreed to purchase Putnam Investments Trust. The Putnam Sale Agreement provides that MMC will indemnify GWL with respect to certain Putnam-related litigation and regulatory matters following the closing of this transaction, as indicated below. MMC expects the sale of Putnam to close in mid-2007.

Regulatory Matters

  In 2003 and 2004, Putnam entered into settlements (the “Putnam Trading Settlements”) with the Securities and Exchange Commission (the “SEC”) and the Commonwealth of Massachusetts (the “Massachusetts Securities Division”) with respect to excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”). Under the Putnam Trading Settlements, Putnam agreed to pay a total of $193.5 million ($108.5 million in restitution and $85 million in civil fines and penalties). In addition to the $108.5 million in restitution, Putnam Funds shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC. An independent distribution consultant has developed a proposed plan that provides for the distribution of the restitution amounts to Putnam Funds shareholders. The proposed plan is currently being reviewed by the staffs of the SEC and the Massachusetts Securities Division. Putnam will incur additional costs in connection with implementing the distribution plan.

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

  In October 2004, the Department of Labor (“DOL”) indicated its preliminary belief that Putnam may have violated certain provisions of ERISA related to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam Funds that pay 12b-1 fees. In December 2004, Putnam made a written submission to the DOL addressing these issues. Putnam and the DOL have entered into a tolling agreement and are exchanging further information pertaining to this issue.

  Since January 2004, the NASD made several requests to Putnam for information relating to reimbursement of expenses to participants at certain sales meetings during the period from 2001 to 2004. In December 2006, Putnam entered into an acceptance, waiver and consent with the NASD and paid $175,000 to resolve this matter.

     “Market-Timing”-Related Litigation

MMC and Putnam have received a substantial number of civil complaints, filed in various state and federal courts, based on allegations of “market-timing” and, in some cases, “late trading” activities. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. The lead plaintiffs in those cases filed consolidated amended complaints in September 2004. MMC and Putnam moved to dismiss the various complaints pending in federal court in Maryland, which are described below:

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

  Putnam is a defendant in a second consolidated amended complaint filed on behalf of a putative class of investors in certain Putnam Funds (the “Putnam Class Action”). A separate consolidated amended complaint filed by certain fund investors purporting to assert derivative claims on behalf of all Putnam Funds (the “Putnam Derivative Action”) named as defendants MMC, Putnam, various Putnam affiliates, certain trustees of the Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in the Putnam Funds. Both suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late trading activity that allegedly occurred in certain Putnam Funds. The Putnam Derivative Action seeks additional relief, including termination of the investment advisory contracts between Putnam and the Funds, cancellation of the Funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the Funds over a certain period of time. In the Putnam Derivative Action, the court has dismissed all claims against MMC and all claims against Putnam except a claim under Section 36(b) of the Investment Company Act. The second consolidated amended complaint in the Putnam Class Action, filed after the court dismissed certain other claims in the first consolidated amended complaint, asserts against Putnam claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Section 36(b) of the Investment Company Act of 1940. Putnam has answered this second consolidated amended complaint and the parties are engaged in fact discovery in this matter.

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

  MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the “ERISA Actions”). The ERISA Actions, which have been brought by participants in MMC’s Stock Investment Plan and Putnam’s Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans’ funds in MMC stock and the Putnam Funds was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA Actions seek unspecified damages and equitable relief, including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans. On September 15, 2006, the ERISA Action regarding the Putnam Profit Sharing Retirement Plan was dismissed against all defendants; the plaintiff has appealed that decision. In November 2006 the parties agreed to stay the ERISA Action regarding the MMC Stock Investment Plan.

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

As discussed more fully in Article 11.02(a)(iii) of the Putnam Sale Agreement, MMC will indemnify GWL for any Damages (as defined in the Putnam Sale Agreement) arising from any claim, action, suit, investigation, proceeding or inquiry currently pending or arising before December 31, 2008, that results from any alleged “market timing” activity in trading by any person in the Putnam Funds (including frequent trading and late trading), as that term was used in the proceedings brought by the SEC and the Massachusetts Securities Division that were the subject of the Putnam Trading Settlements, to the extent the alleged activity occurs before the closing of the sale of Putnam.

Other Putnam Litigation

  Putnam and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares (the “Putnam Excessive Fee Litigation”). Plaintiffs seek, among other things, to recover certain advisory and distribution fees paid to defendants by those funds beginning one year prior to the filing of the complaint, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. In January 2006, the court granted defendants’ motion for partial summary judgment, limiting the scope of the suit to the fees paid by five Putnam Funds. Plaintiffs filed a new complaint which seeks the same form of relief as the original complaint, is limited to the fees paid by the five funds at issue, and seeks relief for a period after the filing of the original complaint. In February 2007, the Court denied defendants’ motion to stay the new complaint and granted plaintiffs’ motion to consolidate the two cases. The parties are engaged in fact discovery.

As described more fully in Section 11.02(a)(iii) of the Putnam Sale Agreement, MMC will indemnify GWL for any Damages (as defined in the Putnam Sale Agreement) arising under (i) the Putnam Excessive Fee Litigation and (ii) any further claim, action, suit, investigation, proceeding or inquiry arising before the third anniversary of the closing of the sale of Putnam that results from the same specific conduct (i.e., the same particular actions or conduct at the same particular time and involving the same mutual funds) involving “excessive fees” purportedly violating Section 36(b) of the Investment Company Act that is the subject of the Putnam Excessive Fee Litigation.

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

Other Governmental Inquiries Relating to MMC and its Subsidiaries

  Since early 2003, the SEC has issued two subpoenas to MMC or its affiliates and has made additional requests for information relating to the SEC’s investigation of loss mitigation products. MMC and its subsidiaries have received similar inquiries from regulators and other authorities in several states. In April 2005, the Office of Insurance Regulation in the State of Florida issued a subpoena to MMC’s subsidiary Guy Carpenter & Company, Inc. concerning certain reinsurance products. In May 2005, the Office of Insurance and Fire Safety Commissioner in the State of Georgia issued a subpoena to MMC that requested, among other things, information relating to finite insurance placements. In May 2005, the Office of the Attorney General in the State of Connecticut issued a subpoena to MMC concerning finite insurance. MMC and its subsidiaries are cooperating with these and other informal inquiries relating to loss mitigation products.

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

Other Matters Relating to MMC and its Subsidiaries

  The governor of Alaska has introduced a bill in the state legislature seeking funding to institute a lawsuit against Mercer HR. We understand that the lawsuit, if instituted, would seek potentially significant damages relating to Mercer HR’s performance of consulting services for Alaska’s public employee pension fund.

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

  In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2006, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

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

The proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC’s management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters or the impact they may have on MMC’s consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service agreements” and “market-timing”, remain in their early stages and only limited discovery, if any, has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC’s financial condition or the results of MMC’s operations in a future period.

17. Segment Information

MMC’s organization structure and segment reporting is based on the types of services provided.

Results are reported in four segments:

  Risk and Insurance Services, comprising insurance services (Marsh), reinsurance services (Guy Carpenter), and Risk Capital Holdings;

  Risk Consulting & Technology (Kroll);

  Consulting, including Mercer Human Resource Consulting and Mercer’s Specialty Consulting businesses; and

  Investment Management (Putnam).

MMC has reclassified prior year amounts to reflect Kroll Securities International as a discontinued operation.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following table excludes the results of Kroll Securities International, Crump, Price Forbes and SCMS, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses. Starting in the first quarter of 2006 segment results also include stock option expense, described in more detail below.

Change in Segment Measurement

MMC adopted SFAS 123(R), “Share-Based Payment” effective July 1, 2005. As a result, MMC incurred incremental costs, primarily related to stock options, of $64 million for the third and fourth quarters of 2005. These costs are recorded in Corporate. Starting in the first quarter of 2006, MMC changed the measurement of its segment results to include the cost of stock options. For the twelve months ended December 31, 2006, expenses related to stock options was $116 million: Risk and Insurance Services - $47 million, Risk Consulting & Technology - $2 million, Consulting - $41 million, Investment Management - $14 million and Corporate - $12 million.

Selected information about MMC’s operating segments and geographic areas of operation follow:

For the Years Ended							Depreciation
December 31,			Operating		Total		and	Capital
(In millions of dollars)	Revenue		Income		Assets		Amortization	Expenditures
2006–
Risk and Insurance Services	$5,463	(a)	$677		$9,651		$230	$133
Risk Consulting & Technology	979	(b)	149		2,363		90	46
Consulting	4,225	(c)	466		3,804		92	88
Investment Management	1,385	(d)	303		2,950		64	34
Total Operating Segments	$12,052		$1,595		$18,768		$476	$301
Corporate/Eliminations	(131)		(137	)(e)	(631	)(f)	11	6
Assets of Discontinued Operations	—		—		—		—	—
Total Consolidated	$11,921		$1,458		$18,137		$487	$307

2005–
Risk and Insurance Services	$5,592	(a)	$305		$11,465		$221	$153
Risk Consulting & Technology	872	(b)	121		2,524		84	54
Consulting	3,802	(c)	451		3,595		96	83
Investment Management	1,506	(d)	263		1,882		69	36
Total Operating Segments	$11,772		$1,140		$19,466		$470	$326
Corporate/Eliminations	(194)		(287	)(e)	(1,727	)(f)	11	2
Assets of Discontinued Operations	—		—		153		—	17
Total Consolidated	$11,578		$853		$17,892		$481	$345

2004–
Risk and Insurance Services	$6,205	(a)	$84		$9,428		$225	$223
Risk Consulting & Technology	371	(b)	45		2,284		33	21
Consulting	3,637	(c)	409		3,858		99	55
Investment Management	1,710	(d)	98		2,038		79	49
Total Operating Segments	$11,923		$636		$17,608		$436	$348
Corporate/Eliminations	(196)		(39	)(e)	717	(f)	14	14
Assets of Discontinued Operations	—		—		173		—	14
Total Consolidated	$11,727		$597		$18,498		$450	$376

(a)	Includes interest income on fiduciary funds ($180 million in 2006, $151 million in 2005 and $130 million in 2004).
(b)	Includes inter-segment revenue ($12 million in 2006, $27 million in 2005 and $2 million in 2004).
(c)	Includes inter-segment revenue ($108 million in 2006, $154 million in 2005 and $173 million in 2004).
(d)	Includes inter-segment revenue ($11 million in 2006, and $10 million in 2005 and 2004).
(e)	Corporate expenses in 2006 include a $74 million credit for the gain from the sale of five (5) floors of MMC’s New York headquarters building. Corporate expenses in 2005 include $64 million of incremental expense, primarily related to stock options, resulting from the implementation of SFAS 123(R) effective July 1, 2005. Corporate expenses in 2004 include a credit of $105 million related to an insurance settlement.
(f)	Corporate assets primarily include unallocated goodwill, insurance recoverables, pension related assets, a portion of MMC’s headquarters building and intercompany eliminations.

Operating Segment Revenue by Product is as follows:

(In millions of dollars)	2006	2005	2004
Risk & Insurance Services
Insurance Services	$4,390	$4,567	$5,166
Reinsurance Services	880	836	859
Risk Capital Holdings	193	189	180
Total Risk & Insurance Services	5,463	5,592	6,205
Risk Consulting & Technology	979	872	371
Consulting
Human Resource Consulting	3,021	2,794	2,786
Specialty Consulting	1,204	1,008	851
Total Consulting	4,225	3,802	3,637
Investment Management	1,385	1,506	1,710
Total Operating Segments	$12,052	$11,772	$11,923
Corporate/Eliminations	(131)	(194)	(196)
Total	$11,921	$11,578	$11,727

Information by geographic area is as follows:

(In millions of dollars)	2006	2005	2004
Geographic Area:
External Revenue —
United States	$6,772	$6,818	$7,033
United Kingdom	2,029	1,969	2,049
Continental Europe	1,547	1,461	1,456
Other	1,704	1,524	1,385
	$12,052	$11,772	$11,923
Corporate/Eliminations	(131)	(194)	(196)
	$11,921	$11,578	$11,727
Fixed Assets —
United States	$644	$782	$882
United Kingdom	226	232	308
Continental Europe	80	74	85
Other	93	90	88
	$1,043	$1,178	$1,363

Segment Reclassifications for Discontinued Operations

The following table provides reclassified prior period reported amounts to reflect discontinued operations classification for Kroll Security International, which was sold in December 2006.

	Three Months Ended				Twelve
	(Unaudited)				Months Ended
2006	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
Operating Income (Loss):
Risk and Insurance Services	$268	$139	$143	$127	$677
Risk Consulting & Technology	24	42	38	45	149
Consulting	113	124	112	117	466
Investment Management	64	76	77	86	303
Corporate	(68)	(42)	(49)	22	(137)
	401	339	321	397	1,458
Interest Income	16	13	16	19	64
Interest Expense	(78)	(78)	(75)	(72)	(303)
Income Before Income Taxes and
Minority Interest, Net of Tax	339	274	262	344	1,219
Income Taxes	96	97	78	117	388
Minority Interest Expense, Net of Tax	2	3	4	4	13
Income From Continuing Operations	241	174	180	223	818
Discontinued Operations, Net of Tax	175	(2)	(4)	3	172
Net Income	$416	$172	$176	$226	$990
Basic Income Per Share —
Continuing Operations	$0.44	$0.32	$0.33	$0.41	$1.49
Diluted Income Per Share —
Continuing Operations	$0.43	$0.31	$0.32	$0.39	$1.45

	Three Months Ended				Twelve
	(Unaudited)				Months Ended
2005	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
Operating Income (Loss):
Risk and Insurance Services	$137	$86	$20	$62	$305
Risk Consulting & Technology	37	34	34	16	121
Consulting	110	130	117	94	451
Investment Management	50	71	83	59	263
Corporate	(73)	(30)	(69)	(115)	(287)
	261	291	185	116	853
Interest Income	9	11	13	14	47
Interest Expense	(69)	(73)	(111)	(79)	(332)
Income Before Income Taxes and
Minority Interest, Net of Tax	201	229	87	51	568
Income Taxes	70	68	23	30	191
Minority Interest Expense, Net of Tax	2	2	2	4	10
Income From Continuing Operations	129	159	62	17	367
Discontinued Operations, Net of Tax	5	7	7	18	37
Net Income	$134	$166	$69	$35	$404
Basic Income Per Share —
Continuing Operations	$0.24	$0.30	$0.11	$0.03	$0.68
Diluted Income Per Share —
Continuing Operations	$0.24	$0.29	$0.11	$0.03	$0.67

18. Subsequent Event

On January 31, 2007, MMC entered into a stock purchase agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL will purchase Putnam Investments Trust for $3.9 billion in cash. The sale includes Putnam’s interest in the T.H. Lee private equity business. The purchase price is subject to possible adjustments based on (i) changes in Putnam’s adjusted stockholders’ equity between September 30, 2006 and closing and (ii) any decline below an agreed threshold in Putnam’s adjusted asset management revenue between December 31, 2006 and closing. MMC expects the sale of Putnam to close in mid-2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:
New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 31, 2006 and SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
New York, New York
February 28, 2007

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions of dollars, except per share figures)
2006:
Revenue	$3,016	$2,970	$2,872	$3,063
Operating income	$401	$339	$321	$397
Income from continuing operations	$241	$174	$180	$223
Income (loss) from discontinued operations	$175	$(2)	$(4)	$3
Net income	$416	$172	$176	$226
Basic Per Share Data:
Income from continuing operations	$0.44	$0.32	$0.33	$0.41
Income (loss) from discontinued operations	$0.32	$(0.01)	$(0.01)	$—
Net income	$0.76	$0.31	$0.32	$0.41
Diluted Per Share Data:
Income from continuing operations	$0.43	$0.31	$0.32	$0.39
Income (loss) from discontinued operations	$0.32	$—	$(0.01)	$0.01
Net income	$0.75	$0.31	$0.31	$0.40
Dividends Paid Per Share	$0.17	$0.17	$0.17	$0.17
2005:
Revenue	$3,053	$2,955	$2,759	$2,811
Operating income	$261	$291	$185	$116
Income from continuing operations	$129	$159	$62	$17
Income from discontinued operations	$5	$7	$7	$18
Net income	$134	$166	$69	$35
Basic Per Share Data:
Income from continuing operations	$0.24	$0.30	$0.11	$0.03
Income from discontinued operations	$0.01	$0.01	$0.02	$0.03
Net income	$0.25	$0.31	$0.13	$0.06
Diluted Per Share Data:
Income from continuing operations	$0.24	$0.29	$0.11	$0.03
Income from discontinued operations	$0.01	$0.02	$0.01	$0.03
Net income	$0.25	$0.31	$0.12	$0.06
Dividends Paid Per Share	$0.17	$0.17	$0.17	$0.17

As of February 20, 2007, there were 9,468 stockholders of record.

The table above reflects the reclassification of Kroll Security International as a discontinued operation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

     Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period for the filing of this Form 10-K, MMC’s chief executive officer and chief financial officer have concluded that the MMC’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

MMC’s internal control over financial reporting includes those policies and procedures relating to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of MMC; the recording of all necessary transactions to permit the preparation of MMC’s consolidated financial statements in accordance with generally accepted accounting principles; the proper authorization of receipts and expenditures in accordance with authorizations of MMC’s management and directors; and the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on MMC’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of MMC’s internal control over financial reporting as of December 31, 2006. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management determined that MMC maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on MMC’s consolidated financial statements included in this annual report, also issued an attestation report on management’s evaluation of the effectiveness of MMC’s internal control over financial reporting as of December 31, 2006.

Michael G. Cherkasky	Matthew B. Bartley
President and	Chief Financial Officer
Chief Executive Officer
February 28, 2007	February 28, 2007

(b) Attestation of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.:
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s changes in accounting for pension and postretirement benefits and share-based payments.

DELOITTE & TOUCHE LLP

New York, New York
February 28, 2007

(c) Changes in Internal Control Over Financial Reporting.

     There have been no changes in MMC’s internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, MMC’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of MMC.

     Information as to the directors and nominees for the board of directors of MMC is incorporated herein by reference to the material set forth under the heading “Item I — Election of Directors” in the 2007 Proxy Statement.

     The executive officers of MMC are Matthew B. Bartley, Michael A. Beber, Peter J. Beshar, M. Michele Burns, Mathis Cabiallavetta, Michael G. Cherkasky, John Drzik, Simon Freakley, E. Scott Gilbert, Charles E. Haldeman Jr., David Nadler, Michael A. Petrullo, David Spiller and Brian M. Storms. Information with respect to these individuals is provided in Part I above under the heading “Executive Officers of MMC”.

     The information set forth in the 2007 Proxy Statement in the sections “Transactions with Related Persons; Other Information—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Codes of Conduct” and “Board of Directors and Committees—Committees—The Audit Committee” is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Compensation of Executive Officers” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information set forth in the section “Stock Ownership of Management and Certain Beneficial Owners” in the 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information Table

The following table sets forth information as of December 31, 2006, with respect to compensation plans under which equity securities of MMC are authorized for issuance:

	(a) Number of		(c) Number of securities
	securities to		remaining available for
	be issued upon		future issuance under
	exercise of	(b) Weighted- average	equity compensation
	outstanding options,	exercise price of	plans (excluding
	warrants and rights	outstanding options,	securities reflected in
Plan category	(1)(2)	warrants and rights (2)	column (a)) (2)
Equity compensation
plans approved by
stockholders	14,893,414	$37.6338	38,022,038 (3)
Equity compensation
plans not approved by
stockholders	49,475,470	$33.2993	39,179,320 (4)
Total	64,368,884 (5)	$34.3022	77,201,358 (5)
____________________
(1)	This column reflects shares subject to unexercised options granted over the last ten years under MMC’s 2000 Senior Executive Incentive and Stock Award Plan, 1997 Senior Executive Incentive and Stock Award Plan, 1992 Incentive and Stock Award Plan, 2000 Employee Incentive and Stock Award Plan and 1997 Employee Incentive and Stock Award Plan. This column contains information regarding stock options only; there are no warrants or stock appreciation rights outstanding.

(2)	The number of shares that may be issued at the close of current offering periods under stock purchase plans, and the weighted-average exercise price of such shares, is uncertain and is consequently not reflected in columns (a) and (b). The number of shares to be purchased will depend on the amount of contributions with interest accumulated under these plans as of the close of the offering periods. The shares remaining available for future issuance in column (c) includes any shares that may be acquired under all current offering periods for these plans. See notes (3) and (4) below.

(3)	Includes the following:
  22,106,328 shares available for future awards under the 1999 Employee Stock Purchase Plan, a stock purchase plan qualified under Section 423 of the Internal Revenue Code. Employees may acquire shares at a discounted purchase price (which may be no less than 95% of the market price of the stock on the relevant purchase date) on four quarterly purchase dates within the one-year offering period with the proceeds of their contributions plus interest accumulated during the respective quarter.

  3,501,456 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards and other deferred compensation obligations.

  8,446,145 shares available for future awards under the 2000 Senior Executive Incentive and Stock Award Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

  3,073,697 shares available for future deferrals directed into share units under the Stock Investment Supplemental Plan, a nonqualified deferred compensation plan providing benefits to employees whose benefits are limited under the tax-qualified Stock Investment Plan, an employee stock ownership plan with a 401(k) feature.

  894,412 shares available for future awards under the Directors Stock Compensation Plan. Awards may consist of shares, deferred stock units and dividend equivalents.
(4)	Includes the following:
  9,591,827 shares available for future awards under the Stock Purchase Plan for International Employees, Stock Purchase Plan for French Employees, Save as You Earn Plan (U.K.), and Irish Savings Related Share Option Scheme 2001.

  10,464,469 shares that may be issued to settle outstanding restricted stock unit, deferred stock unit and deferred bonus unit awards under the 2000 Employee Incentive and Stock Award Plan and predecessor plans and programs.

  17,220,027 shares available for future awards under the 2000 Employee Incentive and Stock Award Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, deferred bonus units, dividend equivalents, stock bonus, performance awards and other unit-based or stock-based awards.

  104,725 shares available for future awards under the Approved Share Participation Schemes for employees in Ireland. Awards are made in shares of stock.

  1,398,032 shares available for future awards and 400,240 shares that may be issued to settle outstanding awards, under the Special Severance Pay Plan. Awards consist of stock units and dividend equivalents.
(5)	MMC’s Board of Directors has authorized the repurchase of common stock, including an ongoing authorization to repurchase shares in connection with awards granted under equity-based compensation plans, subject to market conditions and other factors. In 2006, MMC did not repurchase any shares pursuant to that authorization. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below under Item 7 on page 47 of this report.

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
  Under the Stock Purchase Plan for International Employees, the purchase price may be no less than 95% of the market price of the stock on each of four quarterly purchase dates within the one-year offering period. Under the U.K. and Irish Plans, the purchase price may be no less than 95% of the market price of the stock at the beginning of the offering period. Under the French Plan, the purchase price may be no less than 95% of the market price of the stock at the end of the offering period.

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

  Special Severance Pay Plan. Under this plan, certain holders of restricted stock or awards in lieu of restricted stock with at least 10 years of service will receive payment in shares upon forfeiture of their award if their employment with MMC or one of its subsidiaries terminates. The amount of such payment is based on years of service, with the individual receiving up to a maximum of 90% of the value of the restricted shares after 25 years of service and is subject to execution of a non-solicitation agreement. Effective January 1, 2007, no new grants are eligible for treatment under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information set forth in the sections “Corporate Governance—Director Independence” and “Transactions with Related Persons; Other Information” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Other:

Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the years ended December 31, 2006 and 2005

Five-Year Statistical Summary of Operations

2.	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	The following exhibits are filed as a part of this report:

(3.1)	MMC’s restated certificate of incorporation (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2003)

(3.2)	MMC’s By-Laws (incorporated by reference to MMC’s Current Report on Form 8-K dated December 14, 2006)

(4.1)	Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)	First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(4.3)	Second Supplemental Indenture dated as of February 19, 2003 between MMC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(4.4)	Third Supplemental Indenture dated as of July 30, 2003 between MMC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)	Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)	Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)	First Supplemental Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)	Second Supplemental Indenture, dated as of September 16, 2005, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Current Report on Form 8-K dated September 13, 2005)

(4.9)	Amended and Restated Rights Agreement dated as of January 20, 2000 between MMC and Harris Trust Company of New York (incorporated by reference to MMC’s Registration Statement on Form 8-A/A filed on January 27, 2000)

(4.10)	Amendment No. 1 to Amended & Restated Rights Agreement dated as of June 7, 2002, by and between MMC and Harris Trust Company of New York (incorporated by reference to MMC’s Registration Statement on Form 8-A12B/A filed on June 20, 2002)

(10.1)	Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Current Report on Form 8-K dated January 31, 2005)

(10.2)	Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)	Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.4)	Amendment No. 3, dated August 17, 2006, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 17, 2006)

(10.5)	*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1999)

(10.6)	*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.7)	*Form of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.8)	*Additional Forms of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.9)	*Form of Restricted Stock Award under the MMC 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Current Report on Form 8-K dated May 18, 2005)

(10.10)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.11)	*Form of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.12)	*Additional Forms of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.13)	*Form of Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.14)	*Marsh & McLennan Companies Stock Investment Supplemental Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.15)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated June 16, 1997 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1997)

(10.16)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated November 20, 1997 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.17)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated January 1, 2000 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.18)	*Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.19)	*Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1992)

(10.20)	*Amendment to Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(10.21)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.22)	*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1997)

(10.23)	*Putnam Investments, Inc. Executive Deferred Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.24)	*Putnam Investments Trust Equity Partnership Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.25)	*Employment Agreement, dated as of July 20, 2005, by and between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC’s Current Report on Form 8-K dated July 25, 2005)

(10.26)	*Employment Agreement, dated as of August 22, 2005, by and between Marsh & McLennan Companies, Inc. and Sandra S. Wijnberg (incorporated by reference to MMC’s Current Report on Form 8-K dated August 22, 2005)

(10.27)	*Employment Agreement, amended and restated November 7, 2005, effective as of September 9, 2005, by and between Marsh & McLennan Companies, Inc. and Brian M. Storms (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.28)	*Employment Agreement, dated as of December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Current Report on Form 8-K dated December 16, 2005)

(10.29)	*Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.30)	*Employment Agreement, dated as of February 27, 2006, between Marsh & McLennan Companies, Inc. and Charles E. Haldeman Jr. (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.31)	*Employment Agreement, dated as of September 25, 2006, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.32)	*Amended and Restated Limited Partnership Agreement of Marsh & McLennan Affiliated Fund, L.P. dated October 12, 1999 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.33)	Representative Fund Advisory Contract with each of the Putnam Funds (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

(10.34)	Stock Purchase Agreement, dated as of January 31, 2007, by and between Marsh & McLennan Companies, Inc. and Great-West Lifeco Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated January 31, 2007)

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of MMC (as of 2/16/2007)

(23)	Consent of Independent Registered Public Accounting Firm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

____________________
*	Management contract of compensatory plan or arrangement required to be filled as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated: March 1, 2007	By	/s/ Michael G. Cherkasky
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 1st day of March, 2007.

Name	Title	Date
/s/Michael G. Cherkasky	Director, Chief Executive	March 1, 2007
Michael G. Cherkasky	Officer & President

/s/Matthew B. Bartley	Chief Financial Officer	March 1, 2007
Matthew B. Bartley

/s/Robert J. Rapport	Vice President & Controller	March 1, 2007
Robert J. Rapport	(Chief Accounting Officer)

/s/Leslie M. Baker, Jr.	Director	March 1, 2007
Leslie M. Baker, Jr.

/s/Lewis W. Bernard	Director	March 1, 2007
Lewis W. Bernard

/s/Zachary W. Carter	Director	March 1, 2007
Zachary W. Carter

/s/Oscar Fanjul	Director	March 1, 2007
Oscar Fanjul

/s/Stephen R. Hardis	Director	March 1, 2007
Stephen R. Hardis

Name	Title	Date
/s/Gwendolyn S. King	Director	March 1, 2007
Gwendolyn S. King

/s/The Rt. Hon. Lord Lang of Monkton, DL	Director	March 1, 2007
The Rt. Hon. Lord Lang of Monkton, DL

/s/Marc D. Oken	Director	March 1, 2007
Marc D. Oken

/s/David A. Olsen	Director	March 1, 2007
David A. Olsen

/s/Morton O. Schapiro	Director	March 1, 2007
Morton O. Schapiro

/s/Adele Simmons	Director	March 1, 2007
Adele Simmons