Form 10-Q
period 2007-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2007-05-10
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

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

Large Accelerated Filer  X .     Accelerated Filer ___     Non-Accelerated Filer ___

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___. No  X .

     As of April 30, 2007, there were outstanding 555,418,924 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the timing and expected impact of acquisitions and dispositions; future actions by regulators; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of restructuring and other cost-saving initiatives; share repurchase programs; and MMC’s cash flow and liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

  the economic and reputational impact of litigation and regulatory proceedings described in the notes to our financial statements;
  the fact that MMC's agreement to sell Putnam, announced on February 1, 2007, is subject to a number of closing conditions, some of which are outside of MMC's control, and we cannot be certain that the transaction will close as planned or that the announced sale price will not be adjusted pursuant to the terms of the sale agreement;
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
  changes in applicable tax or accounting requirements, including any potential income statement effects from the application of FIN 48 (“Accounting for Uncertainty in Income Taxes”) and SFAS 142 (“Goodwill and Other Intangible Assets”); and
  the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across the jurisdictions in which we do business.

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

PART I, ITEM 1, FINANCIAL INFORMATION

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	(In millions, except per share figures)	2007	2006
	Revenue:
	Service revenue	$2,763	$2,623
	Investment income (loss)	49	51
	Operating revenue	2,812	2,674
	Expense:
	Compensation and benefits	1,677	1,586
	Other operating expenses	748	751
	Operating expenses	2,425	2,337
	Operating income	387	337
	Interest income	19	15
	Interest expense	(71)	(78)
	Income before income taxes and minority interest	335	274
	Income taxes	106	73
	Minority interest, net of tax	1	1
	Income from continuing operations	228	200
	Discontinued operations, net of tax	40	216
	Net Income	$268	$416
Basic net income per share	– Continuing operations	$0.41	$0.37
	– Net income	$0.49	$0.76
Diluted net income per share	– Continuing operations	$0.41	$0.36
	– Net income	$0.47	$0.75
Weighted average number of shares outstanding	– Basic	553	547
	– Diluted	562	555

     The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions of dollars)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,203	$2,015
Receivables
Commissions and fees	2,499	2,340
Advanced premiums and claims	103	82
Other	488	452
	3,090	2,874
Less-allowance for doubtful accounts and cancellations	(186)	(156)
Net receivables	2,904	2,718
Assets of discontinued operations	1,579	1,921
Other current assets	318	322
Total current assets	6,004	6,976
Goodwill and intangible assets	7,593	7,595
Fixed assets	979	990
(net of accumulated depreciation and
amortization of $1,441 at March 31, 2007
and $1,416 at December 31, 2006)
Long-term investments	144	124
Pension related assets	647	613
Other assets	1,861	1,839
	$17,228	$18,137

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions of dollars)	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,045	$1,111
Accounts payable and accrued liabilities	2,483	2,476
Regulatory settlements – current portion	178	178
Accrued compensation and employee benefits	663	1,230
Accrued income taxes	20	131
Dividends payable	106	-
Liabilities of discontinued operations	393	792
Total current liabilities	4,888	5,918
Fiduciary liabilities	4,126	3,587
Less – cash and investments held in
a fiduciary capacity	(4,126)	(3,587)
	-	-
Long-term debt	3,609	3,860
Regulatory settlements	174	173
Pension, postretirement and postemployment benefits	1,082	1,085
Liabilities for errors and omissions	636	624
Other liabilities	891	658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized
6,000,000 shares, none issued	-	-
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640
shares at March 31, 2007 and December 31, 2006	561	561
Additional paid-in capital	1,071	1,138
Retained earnings	5,734	5,691
Accumulated other comprehensive loss	(1,244)	(1,272)
	6,122	6,118
Less – treasury shares, at cost,
5,825,472 shares at March 31, 2007 and
8,727,764 shares at December 31, 2006	(174)	(299)
Total stockholders’ equity	5,948	5,819
	$17,228	$18,137

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,	2007	2006
(In millions of dollars)
Operating cash flows:
Net income	$268	$416
Adjustments to reconcile net income to cash used for
operations:
Depreciation and amortization of fixed assets and capitalized software	100	98
Amortization of intangible assets	20	23
Provision for deferred income taxes	38	50
Gains on investments	(57)	(56)
Disposition of assets	7	(172)
Accrual of stock-based compensation	27	38
Changes in assets and liabilities:
Net receivables	(196)	(123)
Other current assets	277	(31)
Other assets	(54)	(61)
Accounts payable and accrued liabilities	(146)	(76)
Accrued compensation and employee benefits	(751)	(657)
Accrued income taxes	64	(41)
Other liabilities	23	86
Effect of exchange rate changes	(3)	(11)
Net cash used for operations	(383)	(517)
Financing cash flows:
Net increase in commercial paper	65	-
Proceeds from issuance of debt	215	229
Repayments of debt	(599)	(355)
Issuance of common stock	99	90
Dividends paid	(105)	(93)
Net cash used for financing activities	(325)	(129)
Investing cash flows:
Capital expenditures	(86)	(66)
Net purchases of long-term investments	(23)	(3)
Proceeds from sales related to fixed assets	-	1
Dispositions	-	364
Acquisitions	-	(78)
Other, net	(7)	(7)
Net cash (used for) provided by investing activities	(116)	211
Effect of exchange rate changes on cash and cash equivalents	7	4
Decrease in cash and cash equivalents	(817)	(431)
Cash and cash equivalents at beginning of period	2,089	2,033
Cash and cash equivalents at end of period	1,272	1,602
Cash and cash equivalents – reported as discontinued operations	(69)	(144)
Cash and cash equivalents – continuing operations	$1,203	$1,458

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations

Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC’s business segments are risk and insurance services, risk consulting & technology, consulting and investment management.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh, Guy Carpenter and Risk Capital Holdings.

The risk consulting & technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These services fall into two main business groups: consulting, which includes corporate advisory & restructuring services, consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll.

The consulting segment provides advice and services to the managements of organizations in the areas of Human Resource Consulting, comprising retirement and investments, health & benefits, outsourcing and talent; and Specialty Consulting, comprising management consulting, organization design and change management, and economic consulting. MMC conducts business in this segment through Mercer HR and Specialty.

MMC conducts business in its investment management segment through Putnam. On February 1, 2007, MMC announced that it had entered into an agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL agreed to purchase Putnam Investments Trust for $3.9 billion in cash. The sale includes Putnam’s interest in the T.H. Lee private equity business. The purchase price is subject to possible adjustment based on (i) changes in Putnam’s adjusted stockholders’ equity between September 30, 2006 and closing and (ii) any decline below an agreed threshold in Putnam’s adjusted asset management revenue between December 31, 2006 and closing. MMC expects the sale of Putnam to close in the second quarter of 2007. The 2007 and comparative results of Putnam are included in discontinued operations in the accompanying consolidated statements of income and consolidated balance sheets. Putnam comprises the entire investment management segment.

2.	Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosure presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC's Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2007 and 2006.

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

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $48 million and $41 million for the three-month periods ended March 31, 2007 and 2006, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. At March 31, 2007, Putnam managed the investment of approximately $1.4 billion of the fiduciary assets.

Net uncollected premiums and claims and the related payables amounted to $9.6 billion at March 31, 2007 and $8.7 billion at December 31, 2006, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arise. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4.     Per Share Data

Basic net income per share and income from continuing operations per share are calculated by dividing the respective after tax income by the weighted average number of shares of MMC’s common stock outstanding, excluding unvested restricted stock. Diluted net income per share and income from continuing operations per share are calculated by dividing the respective after tax income by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliation of net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items related to the calculation of diluted weighted average common shares outstanding is the same for continuing operations.

	For the Three Months Ended March 31,
	(In millions, except per share figures)	2007	2006
	Net Income	$ 268	$ 416
Less:	Potential minority interest expense associated with
	Putnam Class B Common Shares	(2)	(2)
	Net income for diluted earnings per share	$ 266	$ 414
	Basic weighted average common shares outstanding	553	547
	Dilutive effect of potentially issuable common shares	9	8
	Diluted weighted average common shares outstanding	562	555
	Average stock price used to calculate common stock equivalents	$29.88	$30.76

5.     Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2007 and 2006.

(In millions of dollars)	2007	2006
Interest paid	$112	$116
Income taxes paid	$ 50	$105

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories for the three–month period ended March 31, 2007 and 2006 is as follows:

(In millions of dollars)	2007	2006
Net cash (used for) provided by operations	$(2)	$9
Net cash used for financing activities	$ -	$ -
Net cash used for investing activities	$(3)	$(7)

6.	Comprehensive Income

The components of comprehensive income for the three-month periods ended March 31, 2007 and 2006 are as follows:

(In millions of dollars)	2007	2006
Foreign currency translation adjustments	$5	$9
Unrealized investment holding gains,
net of income taxes	1	-
Less: Reclassification adjustment for realized gains
included in net income, net of income taxes	(2)	-
Adjustments to pension/retiree plans	(11)	3
Other comprehensive (loss)/gain	(7)	12
Net income	268	416
Comprehensive income	$261	$428

7.	Acquisitions

During the first quarter of 2007, MMC made no acquisitions.

8.	Discontinued Operations

On February 1, 2007, MMC announced that it had entered into an agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL agreed to purchase Putnam Investments Trust. MMC expects the sale of Putnam to close in the second quarter of 2007. The account balances and activities of Putnam were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006 and the accompanying consolidated statements of income for the three-month periods ended March 31, 2007 and 2006.

In the fourth quarter of 2006, Kroll completed the sale of Kroll Security International (“KSI”), its international high-risk asset and personal protection business. The financial results of KSI for 2006 are included in discontinued operations.

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The 2006 results of Price Forbes, which include a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations. MMC completed the sale of Price Forbes in September 2006.

MMC sold its majority interest in Sedgwick CMS Holdings (“SCMS”), a provider of claims management and associated productivity services, on January 31, 2006. The account balances and activities of SCMS were segregated and reported as discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2006.

Price Forbes and SCMS were part of MMC’s risk and insurance services segment, while KSI was part of MMC’s risk consulting & technology segment. Putnam represents the entire investment management segment.

Summarized Statements of Income data for discontinued operations is as follows:

For the Three Months Ended March 31,
(In millions of dollars)	2007	2006
Total Revenue	$356	$400
Income before provision for income tax	$74	$64
Provision for income tax	34	24
Income from discontinued operations, net of tax	40	40
Gain on disposal of discontinued operations	-	306
Provision for income tax	-	130
Gain on disposal of discontinued operations, net of tax	-	176
Discontinued operations, net of tax	$40	$216

Summarized Balance Sheet data for discontinued operations is as follows:

	March 31,	December 31,
(In millions of dollars)	2007	2006
Assets of discontinued operations:
Current assets	$602	$779
Fixed assets, net	48	53
Goodwill and intangible assets	176	180
Long-term investments	356	473
Other assets	397	436
Total assets of discontinued operations	$1,579	$1,921
Liabilities of discontinued operations	$393	$792

9.	Goodwill and Other Intangibles

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2007	2006
Balance as of January 1,	$7,206	$7,121
Goodwill acquired	-	77
Disposals	-	(11)
Purchase accounting adjustments	9	-
Other adjustments	(3)	2
Balance as of March 31,	$7,212	$7,189

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.7 billion; Risk Consulting & Technology, $1.6 billion; and Consulting, $1.9 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	March 31, 2007			December 31, 2006
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In millions of dollars)	Cost	Amortization	Amount	Cost	Amortization	Amount
Amortized intangibles	$662	$281	$381	$655	$266	$389

Aggregate amortization expense for the three months ended March 31, 2007 and 2006, was $16 million and $19 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending March 31,
(In millions of dollars)	Estimated Expense
2007	$44
2008	54
2009	45
2010	38
2011	34
Subsequent years	166
$381

10.	Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which MMC offers defined benefit plans.

The target asset allocation for the U.S. Plan is 70% equities and 30% fixed income, and for the U.K. Plan, which comprises approximately 85% of non-U.S. Plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. Plan was 74% to equities and 26% to fixed income, and for the U.K. Plan was 63% to equities and 37% to fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2007	2006	2007	2006
Service cost	$54	$56	$1	$1
Interest cost	137	115	4	4
Expected return on plan assets	(194)	(166)	-	-
Amortization of prior service credit	(13)	(13)	(4)	(4)
Recognized actuarial loss	50	55	1	1
Net Periodic Benefit Cost	$34	$47	$2	$2
Curtailment loss	-	3	-	-
Settlement loss	-	5	-	-
Special termination benefits	2	3	-	-
Total Expense	$36	$58	$2	$2

U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2007	2006	2007	2006
Service cost	$21	$22	$1	$1
Interest cost	49	44	3	3
Expected return on plan assets	(67)	(63)	-	-
Amortization of prior service credit	(13)	(13)	(4)	(4)
Recognized actuarial loss	20	22	1	1
Net Periodic Benefit Cost	$10	$12	$1	$1

Significant non-U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2007	2006	2007	2006
Service cost	$33	$34	$-	$-
Interest cost	88	71	1	1
Expected return on plan assets	(127)	(103)	-	-
Recognized actuarial loss	30	33	-	-
Net Periodic Benefit Cost	$24	$35	$1	$1
Curtailment loss	-	3	-	-
Settlement loss	-	5	-	-
Special termination benefits	2	3	-	-
Total Expense	$26	$46	$1	$1

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Weighted average assumptions:
Expected return on plan assets	8.2%	8.4%	–	–
Discount rate	5.4%	5.1%	5.8%	5.6%
Rate of compensation increase	3.8%	3.8%	–	–

11.	Debt

MMC’s outstanding debt is as follows:

	March 31,	December 31,
(In millions of dollars)	2007	2006
Short-term:
Commercial paper	$65	$-
Bank borrowings	223	8
Current portion of long-term debt	757	1,103
	$1,045	$1,111
Long-term:
Senior notes – 7.125% due 2009	$399	$399
Senior notes – 5.375% due 2007 (4.0% effective interest rate)	-	501
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	261	262
Senior notes – 3.625% due 2008	250	250
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	295	295
Senior notes – 5.375% due 2014	647	647
Senior notes – 3 year floating rate note due 2007 (5.50% at
March 31, 2007)	500	500
Senior notes – 5.15% due 2010	548	548
Senior notes – 5.75% due 2015	746	746
Mortgage – 5.70% due 2035	466	467
Bank borrowings - International	-	94
Other	5	5
	4,366	4,963
Less current portion	757	1,103
	$3,609	$3,860

The weighted average interest rates on MMC’s outstanding short-term debt (excluding current portion of long-term debt) at March 31, 2007 and December 31, 2006 are 5.8% and 6.2%, respectively.

During the first quarter of 2007, MMC’s 5.375%, $500 million senior notes matured. MMC used commercial paper and bank borrowings, as well as cash on hand to manage liquidity, including the funding of the maturing bond. Commercial paper borrowings at March 31, 2007 were $65 million.

In December 2005, MMC and certain of its foreign subsidiaries entered into a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios tested quarterly. At March 31, 2007, approximately $215 million was outstanding under this facility.

12.	Restructuring Costs

2006 Plan

In September 2006, MMC announced that it would undertake restructuring activities designed to enhance operational efficiencies and improve profitability (the “2006 Plan”). The restructuring activities are expected to be implemented in several phases – the first phase which began in September and is expected to be completed over the next two quarters, and one or more additional phases. In connection with Phase 1 of the 2006 Plan, MMC incurred net restructuring charges of $4 million during first quarter of 2007, as follows: risk and insurance services, $3 million, primarily related to severance; and consulting, $1 million. Utilization of the 2006 Plan charges for Phase 1 is summarized as follows:

				Additions/
				Changes
	Accrued	Utilized	Utilized	in	Remaining
	in	in	in	Estimates	Liability at
(In millions of dollars)	2006	2006	2007	2007	3/31/07
Severance and benefits	$59	$(21)	$(16)	$ 2	$24
Future rent on non-cancelable leases	6	(6)	-	-	-
Other exit costs (credits)	(55)	58	(5)	2	-
	$10	$31	$(21)	$ 4	$24

As part of its ongoing review of operations, Marsh identified additional actions that are expected to result in the elimination of 170 employee positions through staff reductions and attrition. These actions are expected to result in annualized savings of approximately $40 million and charges of approximately $45 million related to severance and exit costs for facilities. In the first quarter of 2007, Marsh incurred costs of $22 million related to these actions, primarily related to severance and exit costs for facilities and utilization of the charges is as follows:

			Additions/
	Accrued	Utilized	Changes	Remaining
	in	in 2006	in	Liability at
(In millions of dollars)	2006	and 2007	Estimates	3/31/07
Severance and benefits	$7	$ (5)	$21	$23
Future rent on non-cancelable leases	7	(2)	1	6
	$14	$ (7)	$22	$29

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with the 2005 Plan, MMC recorded a credit of $2 million in the three months ended March 31, 2007, in risk and insurance services. Utilization of the 2005 Plan charges is summarized as follows:

	Accrued
	in		Additions/
	2005	Utilized	Changes in	Utilized	Remaining
	and	in	Estimates	in	Liability at
(In millions of dollars)	2006	2005 and 2006	2007	2007	3/31/07
Severance and benefits	$228	$(215)	$1	$(4)	$10
Future rent on non-cancelable leases	145	(80)	(1)	(3)	61
Other exit costs	3	6	(2)	2	9
	$376	$(289)	$(2)	$(5)	$80

The expenses associated with the restructuring plans are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

13.	Common Stock

MMC made no share repurchases in the first quarter of 2007.

In the second quarter of 2007, the MMC Board of Directors approved a $500 million share repurchase program.

14.	Claims, Lawsuits and Other Contingencies

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

Pursuant to the Settlement Agreement, MMC established a fund of $850 million (the “Fund”), payable over four years, for policyholder clients in the U.S. who placed insurance through Marsh between 2001 and 2004. Approximately 70,000 eligible policyholders have elected to receive an aggregate distribution of approximately $750 million under the Fund. Clients who elected to participate in the Fund tendered a release relating to the matters alleged in the NYAG Lawsuit and the Citation, except for claims that are based upon, arise out of or relate to the purchase or sale of MMC securities. No portion of the Fund represents a fine or penalty against MMC or Marsh and no portion of the Fund will revert to MMC or Marsh.

The Settlement Agreement does not relate to any former or current employees of Marsh. Since the filing of the NYAG Lawsuit, 12 former Marsh employees have pleaded guilty to New York criminal charges relating to the matters described therein. In September 2005, eight former Marsh employees (including one individual who has since pleaded guilty) were indicted on various counts relating to these same matters. The trial against two of these individuals began in April 2007.

Related Litigation

Numerous lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit, including the following:

  Various putative class actions purportedly brought on behalf of policyholders were filed in or removed to several federal courts across the country. All of these federal putative class actions were transferred to the District of New Jersey for consolidated pretrial proceedings (the "MDL Cases").

  In August 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of "commercial" policyholders and the second on behalf of a purported class of "employee benefit" policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations (“RICO”) Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys' fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification. The plaintiffs have moved for class certification; a hearing on this motion has not yet been scheduled. On April 5, 2007, the district court dismissed without prejudice plaintiffs’ RICO and federal antitrust claims, as well as their state law claims. The Court gave plaintiffs leave to file an amended complaint.

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

  In January 2005, the State of Connecticut brought an action against MMC, Marsh and certain Marsh subsidiaries in Connecticut Superior Court. As subsequently amended, the State’s complaint alleges that the defendants violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for the State; violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums; improperly accepted contingent commissions and concealed these commissions from their clients; and engaged in negligent misrepresentation and breach of fiduciary duty. The State seeks various monetary damages and injunctive relief. Discovery has been stayed pending motions and related proceedings on the pleadings.

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

  The complaint includes factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at MMC’s subsidiaries Mercer and Putnam, and alleged conflicts of interest associated with MMC’s former private equity subsidiary, MMC Capital. The complaint includes claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. MMC has responded to the complaint and formal discovery in this matter has commenced. The federal securities claims in a separate shareholder action were transferred for consideration in connection with the federal securities claims asserted in the MMC SDNY Securities Case. The plaintiff in this separate action has purported to assert an individual claim under Section 14(a) of the Securities Exchange Act of 1934.

  A number of individual shareholder actions against MMC and others are pending in various state courts. One such action filed in California state court has been removed and transferred for inclusion in the MMC SDNY Securities case. Two related shareholder actions are pending in New York state court; and individual shareholder actions are also pending in Oregon and California state courts.

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

  MMC has also received six demand letters from stockholders asking the MMC Board of Directors to take appropriate legal action against those directors and officers who are alleged to have caused damages to MMC based on the facts alleged in the NYAG Lawsuit. MMC has advised the stockholders making demands that their demands remain under consideration by the MMC Board of Directors.

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

  In May 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint naming MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and MMC’s former CEO as additional defendants. Based on similar factual allegations as in the AIG Delaware Suit, the plaintiffs assert claims against MMC and the former CEO for allegedly aiding and abetting breaches of fiduciary duties by AIG's directors and officers and for unjust enrichment, and seek damages and the disgorgement of contingent commissions. Both the AIG Delaware Suit and the AIG Federal Suit are stayed by orders of the respective courts pending review by a special litigation committee formed by the AIG board of directors. In addition, plaintiffs’ counsel in a federal securities fraud purported class action against AIG and others (to which MMC is not a party) relating to price declines in AIG’s stock has indicated that plaintiffs may assert claims against MMC in that action.

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

Putnam-Related Matters

On January 31, 2007, MMC entered into a stock purchase agreement (the “Putnam Sale Agreement”) with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL has agreed to purchase Putnam Investments Trust. The Putnam Sale Agreement provides that MMC will indemnify GWL with respect to certain Putnam-related litigation and regulatory matters following the closing of this transaction. Certain of the matters described below are subject to this indemnification provision, as further indicated below. MMC expects the sale of Putnam to close in mid-2007. A copy of the Putnam Sale Agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by MMC with the SEC on February 1, 2007.

Regulatory Matters

  In 2003 and 2004, Putnam entered into settlements (the “Putnam Trading Settlements”) with the Securities and Exchange Commission (the “SEC”) and the Commonwealth of Massachusetts (the "Massachusetts Securities Division") with respect to excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”). Under the Putnam Trading Settlements, Putnam agreed to pay a total of $193.5 million ($108.5 million in restitution and $85 million in civil fines and penalties). In addition to the $108.5 million in restitution, Putnam Funds shareholders will receive a distribution of $45 million from the civil penalty Putnam previously paid to the SEC. An independent distribution consultant has developed a proposed plan that provides for the distribution of the restitution amounts to Putnam Funds shareholders. The proposed plan is currently being reviewed by the staffs of the SEC and the Massachusetts Securities Division. On March 30, 2007, the SEC published the proposed plan for a public comment period ending on April 30, 2007. Putnam will incur additional costs in connection with implementing the distribution plan.

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

  In October 2004, the Department of Labor (“DOL”) indicated its preliminary belief that Putnam may have violated certain provisions of ERISA related to investments by the Putnam Profit Sharing Retirement Plan and certain discretionary ERISA accounts in Putnam Funds that pay 12b-1 fees. In December 2004 and April 2007, Putnam made written submissions to the DOL addressing these issues. Putnam and the DOL have entered into a tolling agreement and are exchanging further information pertaining to this issue.

"Market-Timing"-Related Litigation

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

  Putnam is a defendant in a complaint filed on behalf of a putative class of investors in certain Putnam Funds (the “Putnam Class Action”). A separate complaint filed by certain fund investors purporting to assert derivative claims on behalf of all Putnam Funds (the “Putnam Derivative Action”) named as defendants MMC, Putnam, various Putnam affiliates, certain trustees of the Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in the Putnam Funds. Both suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late trading activity that allegedly occurred in certain Putnam Funds. The Putnam Derivative Action seeks additional relief, including termination of the investment advisory contracts between Putnam and the Funds, cancellation of the Funds’ 12b- 1 plans and the return of all advisory and 12b-1 fees paid by the Funds over a certain period of time. In the Putnam Derivative Action, the court has dismissed all claims against MMC and all claims against Putnam except a claim under Section 36(b) of the Investment Company Act. The complaint in the Putnam Class Action, which has been amended following the court’s dismissal of certain other claims in the initial complaint (including all claims against MMC), asserts against Putnam claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Section 36(b) of the Investment Company Act of 1940. Putnam has answered this amended complaint and the parties are engaged in fact discovery in this matter.

  A complaint asserting shareholder derivative claims, purportedly on behalf of MMC, was filed against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant (the “MMC Derivative Action”). The MMC Derivative Action generally alleges that the members of MMC’s Board of Directors violated the fiduciary duties they owed to MMC and its shareholders by failing to provide oversight regarding market-timing in the Putnam Funds, as a result of which MMC suffered damages. The suit seeks unspecified damages and equitable relief. Pursuant to an agreement of the parties, the MMC Derivative Action was stayed in May 2005.

  MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the "ERISA Actions"). The ERISA Actions, which have been brought by participants in MMC's Stock Investment Plan and Putnam's Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans' funds in MMC stock and the Putnam Funds was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA Actions seek unspecified damages and equitable relief, including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans. On September 15, 2006, the ERISA Action regarding the Putnam Profit Sharing Retirement Plan was dismissed against all defendants. The plaintiff has appealed that decision. In November 2006 the parties agreed to stay the ERISA Action regarding the MMC Stock Investment Plan.

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

Other Putnam Litigation

  Putnam Investment Management LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares (the “Putnam Excessive Fee Litigation”). Plaintiffs seek, among other things, to recover certain advisory and distribution fees paid to defendants, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. The parties are engaged in fact discovery.

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

  In December 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request for information seeks documents concerning related-party transactions of MMC or MMC subsidiaries in which transactions a director, executive officer or 5% stockholder of MMC had a direct or indirect material interest. In April 2005, MMC received a subpoena from the SEC broadening the scope of the original request. MMC is cooperating in the investigation. Certain current and former employees of MMC have been deposed in connection with this matter.

Other Matters Relating to MMC and its Subsidiaries

  The governor of Alaska has introduced a bill in the state legislature seeking funding to institute a lawsuit against Mercer HR. Mercer understands that the lawsuit, if instituted, would seek potentially significant damages relating to Mercer HR's performance of consulting services for Alaska's public employee pension fund.

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

  In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2007, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

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

The proceedings and other matters described in this Note 14 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC's management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters or the impact they may have on MMC's consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service agreements” and “market-timing”, remain in their early stages and only limited discovery, if any, has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC's financial condition or the results of MMC’s operations in a future period.

15.	Variable Interest Entities

Putnam manages $6.2 billion in the form of collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”) and collateralized bond obligations (“CBOs”). Separate limited liability companies were established to issue the notes and to hold the underlying collateral, which consists of high-yield bonds and other securities. Putnam serves as the collateral manager for the CDOs, CLOs and CBOs. The maximum loss exposure related to the CDOs, CLOs and CBOs is limited to Putnam’s investment totaling $4.5 million, and certain of these CDOs and CLOs are reflected in assets of discontinued operations in the consolidated balance sheets at March 31, 2007. MMC has concluded it is not the primary beneficiary of these structures under FIN 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”).

In January 2007, MMC, through a subsidiary, invested approximately $25 million in MaRI Ltd. (“MaRI”) a Bermuda-domiciled reinsurance company. MaRI was created to provide reinsurance capacity for specified windstorm and earthquake risks for Marsh clients for a specifically defined underwriting period. MMC, through its subsidiary Victor O. Schinnerer & Company (Bermuda) Ltd., will also provide underwriting management services to MaRI. MMC’s maximum exposure to loss from MaRI is limited to its $25 million investment. MMC has concluded that it is not the primary beneficiary of MaRI under FIN 46(R).

16.	Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:
  Risk and Insurance Services, comprising insurance services (Marsh), reinsurance services (Guy Carpenter), and Risk Capital Holdings;
  Risk Consulting and Technology (Kroll);
  Consulting, comprising Mercer Human Resource Consulting and Mercer’s Specialty Consulting businesses; and
  Investment Management (Putnam)

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following tables excludes the results of Putnam, Kroll Securities International, Price Forbes and SCMS, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC's operating segments for the three-month periods ended March 31, 2007 and 2006 follows:

			Operating
(In millions of dollars)	Revenue		Income
2007 –
Risk and Insurance Services	$1,483	(a)	$259
Risk Consulting & Technology	235	(b)	26
Consulting	1,129	(c)	138
Total Operating Segments	$2,847		$423
Corporate / Eliminations	(35)		(36)
Total Consolidated	$2,812		$387

2006 –
Risk and Insurance	$1,473	(a)	$268
Risk Consulting & Technology	234	(b)	24
Consulting	1,001	(c)	113
Total Operating Segments	$2,708		$405
Corporate / Eliminations	(34)		(68)
Total Consolidated	$2,674		$337

(a)	Includes interest income on fiduciary funds of $44 million in 2007 and $38 million in 2006, respectively.
(b)	Includes inter-segment revenue of $3 million and $2 million in 2007 and 2006, respectively.
(c)	Includes inter-segment revenue of $33 million and $32 million in 2007 and 2006, respectively and interest income on fiduciary funds of $4 million in 2007 and $3 million in 2006, respectively.

Operating segment revenue by product for the three-month periods ended March 31, 2007 and 2006 is as follows:

(In millions of dollars)	2007	2006
Risk and Insurance Services
Insurance Services	$1,142	$1,146
Reinsurance Services	292	281
Risk Capital Holdings	49	46
Total Risk and Insurance Services	1,483	1,473
Risk Consulting & Technology	235	234
Consulting
Human Resource Consulting	800	739
Specialty Consulting	329	262
Total Consulting	1,129	1,001
Total Operating Segments	2,847	2,708
Corporate Eliminations	(35)	(34)
Total	$2,812	$2,674

17. New Accounting Pronouncements

On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.

This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million of total gross unrecognized tax benefits at the beginning of 2007. Of this total, $218 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods.

MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties, before any applicable federal benefit, at January 1, 2007 was $40 million.

MMC is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service is examining tax years 2003 through 2005. New York is examining years 2000 through 2005 for various subsidiaries. California is examining years 2003 through 2005 and years 1997 through 2002 are in various stages of appeal. Massachusetts is examining years 1997 through 2004 for various subsidiaries. Inland Revenue in the United Kingdom is examining tax years 2002 through 2004 for various subsidiaries. Earlier years are closed in all of the foregoing jurisdictions. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations and has established appropriate liabilities in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC’s net income or cash flows and on its effective tax rate in a particular future period.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between fair value and the carrying amount would be accounted for as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

Items 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report. This Form 10-Q should be read in conjunction with MMC’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).

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

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Risk Consulting and Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. Consulting, which comprises the activities of Mercer Human Resource Consulting and Mercer’s Specialty Consulting Businesses, includes human resource consulting and related services, and specialized management and economic consulting services. We conduct Investment Management through Putnam. Please see Note 8 to the consolidated financial statements, which discusses MMC’s agreement to sell its interest in Putnam to Great-West Lifeco Inc. As a result of the agreement to sell Putnam,the financial results of Putnam are recorded as discontinued operations in the consolidated income statements and consolidated balance sheets.

As described more fully below, results of operations in the first quarter of 2007 and 2006 reflect, among other items:

  the classification of Putnam as a discontinued operation during the first quarter of 2007;

  the sale of Sedgwick Claims Management Services in the first quarter of 2006, the gain on which appears in discontinued operations;

  restructuring savings and charges under MMC’s 2005 and 2006 restructuring plan;

  the classification of Price Forbes, MMC’s U.K.-based wholesale brokerage business as a discontinued operation in the first quarter of 2006. The 2006 results of Price Forbes include a charge to reduce the carrying amount of its assets to fair value; and

  the classification of Kroll Security International (“KSI”), Kroll’s international high-risk asset and personal protection business, as a discontinued operation during the first quarter of 2007.

Critical Accounting Policies

For a description of critical accounting policies, including those which involve significant management judgment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in MMC’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”).

Consolidated Results of Operations

(In millions, except per share figures)	2007	2006
Revenue:
Service Revenue	$2,763	$2,623
Investment Income (Loss)	49	51
Operating Revenue	2,812	2,674
Expense:
Compensation and Benefits	1,677	1,586
Other Operating Expenses	748	751
Operating Expense	2,425	2,337
Operating Income	$387	$337
Income From Continuing Operations	$228	$200
Discontinued Operations, net of tax	40	216
Net Income	$268	$416
Income from Continuing Operations Per Share:
Basic	$0.41	$0.37
Diluted	$0.41	$0.36
Net Income Per Share:
Basic	$0.49	$0.76
Diluted	$0.47	$0.75
Weighted Average Number of Shares Outstanding:
Basic	553	547
Diluted	562	555

Consolidated operating income in the first quarter of 2007 increased 15% to $387 million, resulting from a 5% increase in revenue, partly offset by a 4% increase in operating expense. The increase in revenue was primarily due to a 13% increase in consulting revenue, reflecting a 7% increase in underlying revenue and the impact of foreign exchange translation. The expense increase reflects higher compensation and benefit costs, primarily in the consulting segment, plus the impact of foreign exchange translation, partly offset by cost savings from restructuring activities.

Putnam’s results of operations for the three-month periods ended March 31, 2007 and 2006 are segregated and reported as discontinued operations in the accompanying consolidated statements of income.

In 2006, MMC sold its majority interest in SCMS, a provider of claims management and associated productivity services; Price Forbes, its U.K.-based insurance wholesale operation; and Kroll Security International (“KSI”), its international high-risk asset and personal protection business. The operating results for these companies, as well as the gain on disposal of SCMS and the charge to reduce the carrying value of Price Forbes to fair value, are included in discontinued operations in the accompanying consolidated statement of income for the three months ended March 31, 2006.

Consolidated Revenue and Expense

Revenue for the quarter of $2.8 billion was 5% higher than the same period in the prior year. Revenue increased in all business segments, led by the consulting segment, which increased 13% versus last year. Revenue increased 1% versus prior year on an underlying basis, which measures the change in revenue before the impact of acquisitions and dispositions and using consistent currency exchange rates.

MMC has offices in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparison of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-over-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency translation, acquisitions and dispositions on MMC’s operating revenues by segment for the three month period ended March 31, 2007 compared to the same period in 2006 is as follows:

				Components of Revenue Change
	Three Months Ended		% Change		Acquisitions/
	March 31,		GAAP	Currency	Dispositions	Underlying
(In millions, except percentage figures)	2007	2006	Revenue	Impact	Impact	Revenue
Risk and Insurance Services
Insurance Services	$1,142	$1,146	-	3%	-	(3)%
Reinsurance Services	292	281	4%	2%	-	2%
Risk Capital Holdings (a)	49	46	9%	-	-	9%
Total Risk and Insurance Services	1,483	1,473	1%	3%	-	(2)%
Risk Consulting & Technology (b)	235	234	1%	3%	(2)%	-
Consulting
Human Resource Consulting	800	739	8%	4%	-	4%
Specialty Consulting	329	262	25%	5%	5%	15%
Total Consulting	1,129	1,001	13%	4%	2%	7%
Total Operating Segments (b)	2,847	2,708	5%	3%	1%	1%
Corporate Eliminations	(35)	(34)
Total Revenue (b)	$2,812	$2,674	5%	3%	1%	1%

(a)	Risk Capital Holdings owns MMC’s investments in private equity funds and insurance and financial services firms.
(b)	Certain reclassifications have been made to prior year amounts to conform with current presentation. The data presented excludes Putnam and KSI, a business of Kroll, which is included in discontinued operations.

Revenue in the risk and insurance services segment increased 1% from the same period in 2006. Underlying revenue decreased 2%, driven by a 3% decline at Marsh due to lower renewal revenues in the Americas, predominantly in the United States. This decrease was partly offset by a 2% underlying increase at Guy Carpenter due to new business and a 9% underlying increase at Risk Capital Holdings derived from its private equity fund investments. Revenue increased 1% in risk consulting & technology. Consulting revenue increased 13%, resulting from a 25% increase in Mercer’s specialty consulting businesses and 8% growth in human resource consulting. On an underlying basis, Consulting revenue increased 7%, 15% in Mercer’s specialty consulting businesses and 4% in Mercer HR.

Consolidated operating expenses in the first quarter of 2007 increased 4% from the same period in 2006. The increase in operating expenses is due to higher compensation and benefit costs, primarily in the consulting segment, plus the impact of foreign exchange translation, partly offset by cost savings from restructuring initiatives.

Restructuring and Related Activities

2006 Plan

In September 2006, MMC announced cost savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes, expected to result in annualized savings of approximately $350 million when fully implemented by the end of 2008, and entailing restructuring and related costs of approximately $225 million. These cost savings initiatives will be implemented in several phases; Phase 1 began in September 2006. The discussion below identifies the areas impacted and savings expected from various phases of the 2006 Plan.

Phase 1 of the 2006 Plan is expected to result in cost savings of approximately $160 million, comprised of $70 million from operating company process improvements and $90 million from corporate infrastructure and process improvements in IT, real estate and corporate functions. Restructuring costs incurred from the inception of the 2006 Plan through March 31, 2007 were $14 million, and related charges totaled $24 million. These restructuring charges include a $74 million credit from the gain on the sale of 5 floors of MMC's New York headquarters building recorded in the fourth quarter of 2006. In the first quarter of 2007, MMC incurred restructuring costs of $4 million and related charges of $11 million, primarily related to accelerated amortization of leasehold improvements. The actions under Phase 1 completed through March 31, 2007 are expected to result in annualized savings of approximately $125 million. Phase 1 is expected to be completed by the second quarter of 2007, except for certain actions related to MMC's headquarters building.

MMC expects additional savings under one or more future phases of the 2006 Plan, resulting from infrastructure improvements in information technology, procurement, human resources, finance and real estate, as well as organizational structure and business process improvements. Detailed plans relating to these future phases are not yet complete, and may impact the timing and amount of expected savings, expected costs or both that will result from these planned actions.

In addition to the initiatives MMC announced in September 2006, Marsh has identified actions that are expected to result in the elimination of 170 employee positions through staff reductions and attrition. These actions are expected to result in annualized savings of approximately $40 million and result in additional charges of approximately $45 million related to severance and exit costs for facilities. Through March 31, 2007 these actions by Marsh have resulted in expected annual savings of $28 million and charges of $36 million; $22 million of which were recorded in the first quarter of 2007.

Businesses Exited in 2006

In December 2006, Kroll completed the sale of KSI, its international security operation, that provided high-risk asset and personal protection services. The financial results of KSI are included in discontinued operations.

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The 2006 results of Price Forbes, which includes a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations in the consolidated statement of income. MMC completed the sale of Price Forbes in September 2006.

The sale of SCMS was completed on January 31, 2006, and the associated gain on the sale was recorded in the first quarter of 2006 and included in discontinued operations.

Putnam Sale Agreement

On February 1, 2007, MMC announced that it entered into a stock purchase agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL agreed to purchase Putnam Investments Trust for $3.9 billion in cash. The sale agreement includes Putnam’s interest in the T.H. Lee private equity business. The after-tax cash proceeds to MMC are expected to be approximately $2.5 billion, subject to possible adjustments based on (i) changes in Putnam’s adjusted stockholders’ equity between September 30, 2006 and closing and (ii) any decline below an agreed threshold in Putnam’s adjusted asset management revenue between December 31, 2006 and closing. For further information and a copy of the stock purchase agreement, please see our Form 8-K filed on February 1, 2007. The 2007 and comparative results of Putnam are included in discontinued operations in the accompanying consolidated statements of income and consolidated balance sheets. MMC expects the sale of Putnam to close in the second quarter of 2007.

Risk and Insurance Services
The results of operations for the risk and insurance services segment are presented below:

(In millions of dollars)	2007	2006
Service Revenue	$1,434	$1,423
Investment Income	49	50
Revenue	1,483	1,473
Compensation and Benefits	820	811
Other Expenses	404	394
Expense	1,224	1,205
Operating Income	$259	$268
Operating Income Margin	17.5%	18.2%

Revenue

Revenue in the risk and insurance services segment increased 1% in the first quarter of 2007 compared with the first quarter of 2006, primarily resulting from a 4% increase in reinsurance services revenue. Insurance services revenue was flat compared with prior year. Underlying revenue for the segment decreased 2%, and the impact of foreign currency exchange rates increased revenue by 3%.

In insurance services, underlying revenue decreased 3% for the quarter, due to lower renewal revenues, predominantly in the United States. New business increased 7% versus the same period last year, reflecting 5% growth in the Americas, 8% growth in EMEA, and 17% in Asia Pacific. Premium rate declines continued through the first quarter in the commercial insurance marketplace.

Reinsurance services revenue increased 4% from prior year, primarily due to an 11% increase in new business. On an underlying basis, revenue increased 2% for the quarter. These results were achieved in a reinsurance marketplace environment where U.S. property catastrophe rates were down from peak levels at mid-2006 renewals and where higher client risk retentions continued.

Risk Capital Holdings revenue increased 9% in the first quarter of 2007. Risk Capital Holdings’ revenue in the first quarter of 2007 relates primarily to mark-to-market gains on private equity fund investments.

Expense

Expenses in the risk and insurance services segment increased 2% in the first quarter 2007, compared with the same period in the prior year. The increase in expenses reflects the impact of foreign currency translations, partly offset by cost savings from restructuring activities.

In the first three months of 2007 charges of $24 million related to the 2006 restructuring plan were incurred. Additional restructuring charges of approximately $25 million are expected to be incurred related to phase 1 of the 2006 Plan and the additional actions initiated by Marsh.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

(In millions of dollars)	2007	2006
Revenue	$235	$234
Compensation and Benefits	119	114
Other Expenses	90	96
Expense	209	210
Operating Income	$ 26	$ 24
Operating Income Margin	11.1%	10.3%

Revenue

Risk consulting and technology revenues increased 1% for the quarter and were flat on an underlying basis. Kroll’s technology enabled solutions business produced a 14% revenue growth due to continued strong performance in background screening and growth in the electronic discovery business. Revenues in Kroll’s consulting business decreased 12% due to the combined impact of continued softness in the corporate advisory and restructuring markets both in North America and increasingly in Europe with bankruptcy filings at a cyclical low, and the transfer of a business to Marsh in 2007.

Expense

Risk consulting and technology expenses in the first quarter of 2007 were essentially the same as the prior year. Higher compensation costs in Ontrack and the background screening businesses were offset by lower expenses resulting from a $2.8 million insurance settlement and the transfer of a business to insurance services in 2007.

Consulting

The results of operations for the consulting segment are presented below:

(In millions of dollars)	2007	2006
Service Revenue	$1,129	$1,000
Investment Income	-	1
Revenue	1,129	1,001
Compensation and Benefits	695	619
Other Expenses	296	269
Expense	991	888
Operating Income	$138	$113
Operating Income Margin	12.2%	11.3%

Revenue

Consulting revenue in the first quarter of 2007 increased 13% compared with the same period in 2006. On an underlying basis, revenue increased 7%. Within human resource consulting, underlying revenue increased 4% reflecting growth in retirement and investment of 6%, outsourcing of 4% and talent of 3%. In specialty consulting, revenue increased 25%, or 15% on an underlying basis as each of the Mercer specialty companies contributed to the continuing strong revenue growth.

Expense

Consulting expenses increased 12% in the first quarter of 2007 compared with the same period in 2006, reflecting higher compensation costs due to an increased volume of business and the impact of foreign currency translation.

Discontinued Operations

Results of discontinued operations includes Putnam’s operating income in 2007 and the operating income from Putnam, SCMS, Kroll and Price Forbes in 2006. In addition, discontinued operations in 2006 also includes the gain on disposal of SCMS and a charge to reduce the company value of Price Forbes’ asset to fair value.

The following reflects the results of operations for Putnam, MMC’s investment management segment, that are included in discontinued operations.

	Three Months Ended
	March 31,
	2007	2006
Putnam:
Revenue	$356	$345
Expense	281	281
Net Operating Income	75	64
Minority interest and other discontinued operations	(1)	-
Provision for income tax	34	24
Income from discontinued operations, net of tax	40	40
Gain on disposal of discontinued operations	-	306
Provision for income tax	-	130
Gain on disposal of discontinued operations, net of tax	-	176
Discontinued operations, net of tax	$ 40	$216

Putnam's revenue increased 3% in the first quarter of 2007. Assets under management averaged $189 billion in the first quarter of 2007 versus $190 billion managed in the first quarter of 2006. Assets under management aggregated $188 billion at March 31, 2007, compared with $189 billion at March 31, 2006 and $192 billion at December 31, 2006. Net redemptions of $6 billion in the first quarter of 2007 were offset by the impact of market performance. Putnam expenses in the first quarter of 2007 were the same as 2006.

In 2006, discontinued operations included an after tax net gain of $176 million related to SCMS and Price Forbes, which increased diluted earnings per share for the quarter by approximately $0.32.

Corporate Expenses

Corporate expenses of $36 million in the first three months of 2007 were $32 million lower than the same period in the prior year. The decrease is due to lower expenses for restructuring costs and a credit from an accrual adjustment related to the separation of former MMC senior executives.

In the first quarter of 2007, MMC corporate recorded $6 million of restructuring charges for consulting fees related to corporate infrastructure and process improvements. In the first quarter of 2006, MMC corporate recorded restructuring charges of $26 million, primarily related to future rent on non-cancelable leases for three floors in its headquarters building in New York that it vacated.

Interest

Interest income earned on corporate funds amounted to $19 million in the first quarter of 2007, an increase of $4 million from the first quarter of 2006. The increase in interest income reflected generally higher average interest rates in 2007 compared with the prior year. Interest expense of $71 million in the first quarter of 2007 decreased from $78 million in the first quarter of 2006. The decrease in interest expense is primarily due to a decrease in the average level of debt compared with the prior year.

Income Taxes

MMC's consolidated effective tax rate was 31.6% in the first quarter of 2007, an increase from 26.6% in the first quarter of 2006. The increase in the effective tax rate was primarily due to the favorable resolution of tax issues in certain jurisdictions in 2006. The effective tax rate on ongoing operations is expected to be 33% for the remainder of 2007.

Liquidity and Capital Resources

Operating Cash Flows

MMC used $383 million of cash for operations for the three months ended March 31, 2007, compared with $517 million of cash used for operations for the same period in 2006. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. MMC’s cash flow from operations is typically negative in the first quarter of each year, resulting from the payment of accrued incentive compensation.

As discussed in Note 15 to the consolidated financial statements, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions they had commenced against MMC and Marsh in October 2004. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million fund to compensate policyholder clients, of which $510 million was paid through June 1, 2006, and $170 million will be paid to the fund on or before each of June 1, 2007 and 2008, respectively. These amounts are included in Regulatory Settlements on the Consolidated Balance Sheets.

Financing Cash Flows

Net cash used for financing activities increased to $325 million for the period ended March 31, 2007 from $129 million for the same period in 2006, largely due to payment of maturing senior notes, discussed below.

MMC paid dividends of approximately $105 million ($0.19 per share) in the first quarter of 2007 as compared to $93 million ($0.17 per share) in the first quarter of 2006. MMC made no share repurchases in 2006 or in the first quarter of 2007.

In the second quarter of 2007, the MMC Board of Directors approved a $500 million share repurchase program that is expected to be completed promptly.

In the first quarter of 2007, MMC utilized commercial paper and bank borrowings, as well as cash on hand, to manage liquidity, including the funding of a maturing long-term debt issuance in the amount of $500 million. At March 31, 2007, commercial paper outstanding was $65 million.

In December 2005, MMC and certain of its foreign subsidiaries entered into a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. At March 31, 2007, approximately $215 million was outstanding under the facility.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB by Standard & Poor’s. MMC’s short term debt is currently rated P-2 by Moody’s and A-2 by Standard & Poor’s. MMC carries a negative outlook from both Moody’s and Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $116 million in the first three months of 2007 compared to cash provided of $211 million for the same period in 2006. Cash generated by the sale of SCMS totaled $326 million in 2006. There was no cash generated by or used for acquisitions during the first quarter of 2007. Cash used for acquisitions in the first quarter of 2006 totaled $78 million. Remaining deferred cash payments of $64 million for acquisitions completed in the first quarter of 2007 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2007. MMC's additions to fixed assets and capitalized software, which amounted to $86 million in the first three months of 2007 and $66 million in the three months of 2006, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $219 million in connection with various private equity funds and other MMC investments. The commitment comprises $82 million related to Trident II and other funds managed by Stone Point Capital and $137 million related to possible investments by Putnam. At March 31, 2007, MMC has no future commitments related to Trident III, as those commitments were assumed by MMC’s U.K. pension plan when the investment in Trident III was contributed to the plan in December 2006. The majority of MMC’s other investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments. Any remaining capital calls for Trident II would relate to follow-on investments in existing portfolio companies or for management fees or other partnership expenses. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio in 2007 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Putnam has investment commitments of $137 million for three active Thomas H. Lee (“THL”) funds, of which Putnam believes approximately $43 million will not be called. Putnam is authorized to commit to invest up to $187 million in future THL investment funds, but is not required to do so. At March 31, 2007 none of that additional $187 million is committed. These commitments will remain with Putnam when the anticipated sale of Putnam closes.

Approximately $3 million was invested in 2007 related to all of the commitments discussed above.

Commitments and Obligations

MMC’s contractual obligations were comprised of the following as of March 31, 2007 (dollars in millions):

	Payment due by Period
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 years
Commercial Paper	$65	$65	$-	$-	$-
Bank Borrowings-International	223	223	-	-	-
Current portion of long-term debt	757	757	-	-	-
Long-term debt	3,615	-	419	816	2,380
NYAG/NYSID settlement	340	170	170	-	-
Net operating leases	3,292	430	711	550	1,601
Service agreements	203	86	84	25	8
Other long-term obligations	76	68	8	-	-
Total	$8,571	$1,799	$1,392	$1,391	$3,989

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 to MMC’s consolidated financial statements.

On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million of total gross unrecognized tax benefits at the beginning of 2007. Of this total, $218 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods.

MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties, before any applicable federal benefit, at January 1, 2007 was $40 million.

MMC is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service is examining tax years 2003 through 2005. New York is examining years 2000 through 2005 for various subsidiaries. California is examining years 2003 through 2005 and years 1997 through 2002 are in various stages of appeal. Massachusetts is examining years 1997 through 2004 for various subsidiaries. Inland Revenue in the United Kingdom is examining tax years 2002 through 2004 for various subsidiaries. Earlier years are closed in all of the foregoing jurisdictions. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. MMC has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC’s net income or cash flows and on its effective tax rate in a particular future period.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an entity to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds, including the Trident funds. Publicly traded investments of $47 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $97 million are accounted for using the cost method and $303 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other

A significant number of lawsuits and regulatory proceedings are pending. See Note 15 to the Consolidated Financial Statements.

Part I – Item 4. Controls & Procedures

     a. Evaluation of Disclosure Controls and Procedures
Based on their evaluation, as of the end of the period of this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

     b. Changes in Internal Controls
There were no changes in MMC’s internal controls over financial reporting that were identified in connection with the evaluation referred to under Part I – Item 4a above that occurred during MMC’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, MMC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     The information set forth in Note 14 to the financial statements provided in Part I of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

     MMC and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, should be carefully considered in evaluating MMC and its subsidiaries. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones facing MMC and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table sets forth information regarding MMC's purchases of its common stock on a monthly basis during the first quarter of 2007. Share repurchases are recorded on a trade date basis.

Issuer Repurchases of Equity Securities (1)

Period	(a)	(b)	(c)	(d)
			Total Number of	Maximum
	Total	Average Price	Shares	Number of
	Number of	Paid per	Purchased as	Shares that
	Shares	Share	Part of Publicly	May Yet Be
	Purchased		Announced	Purchased
			Plans or	Under the Plans
			Programs (1)	or Programs
January 1, 2007 -	0	--	0	49,904,636
January 31, 2007
February 1, 2007 –	0	--	0	49,904,636
February 28, 2007
March 1, 2007 -	0	--	0	49,904,636
March 31, 2007
Total	0	--	0	49,904,636

(1) In May 2007, MMC’s board of directors approved a $500 million stock repurchase program which supersedes all previous stock repurchase authorizations and contains no expiration date. MMC expects to execute this program promptly.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

10.1	Form of 2007 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.2	Employment Agreement, dated as of July 1, 2005, by and between Marsh & McLennan Companies, Inc. and David H. Spiller

10.3	Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan

10.4	Description of compensation arrangements for non-executive directors of MMC

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Date: May 10, 2007	/s/ Matthew B. Bartley
	Name:	Matthew B. Bartley
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Form of 2007 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.2	Employment Agreement, dated as of July 1, 2005, by and between Marsh & McLennan Companies, Inc. and David H. Spiller

10.3	Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan

10.4	Description of compensation arrangements for non-executive directors of MMC

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications