Form 10-Q
period 2007-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2007-08-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2007

Marsh & McLennan Companies, Inc.

1166 Avenue of the Americas

New York, New York 10036

(212) 345-5000

Commission file number 1-5998

State of Incorporation: Delaware

I.R.S. Employer Identification No. 36-2668272

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒. Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

As of July 31, 2007, there were outstanding 541,013,345 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: future actions by regulators; the outcome of contingencies; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of restructuring and other cost-saving initiatives; share repurchase programs; the expected impact of acquisitions and dispositions; and MMC’s cash flow and liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•	the economic and reputational impact of litigation and regulatory proceedings described in the notes to our financial statements;

•	our ability to effectively deploy the proceeds received by MMC in August 2007 from the sale of Putnam, and the timing of our use of those proceeds;

•	our ability to achieve profitable revenue growth in our risk and insurance services segment by providing both traditional insurance brokerage services and additional risk advisory services;

•	our ability to retain existing clients and attract new business, and our ability to recruit and retain key employees;

•	revenue fluctuations in risk and insurance services relating to the net effect of new and lost business production and the timing of policy inception dates;

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

•	the impact on our consulting segment of pricing trends, utilization rates, legislative changes affecting client demand, and the general economic environment;

•

our ability to implement our restructuring initiatives and otherwise reduce or control expenses and achieve operating efficiencies, including our ability to generate anticipated savings and operational improvements from the actions we announced in September 2006;

•	the impact of competition, including with respect to pricing and the emergence of new competitors;

•	fluctuations in the value of Risk Capital Holdings’ investments;

•	our exposure to potential liabilities arising from errors and omissions claims against us;

•

our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the potential impact of rating agency actions on our cost of financing or ability to borrow;

•	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

•	the impact on our operating results of foreign exchange fluctuations;

•

changes in applicable tax or accounting requirements, and potential income statement effects from the application of FIN 48 (“Accounting for Uncertainty in Income Taxes”) and SFAS 142 (“Goodwill and Other Intangible Assets”); and

•

the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across the jurisdictions in which we do business.

The factors identified above are not exhaustive. MMC and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, MMC cautions readers not to place undue reliance on its forward-looking statements, which speak only as of the dates on which they are made. MMC undertakes no obligation to update any such statement to reflect events or circumstances after the date on which it is made. Further information about factors that could materially affect our results of operations and financial condition is contained in the “Risk Factors” section of MMC’s annual report on Form 10-K for the year ended December 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

(In millions, except per share figures)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Service revenue	$2,788	$2,606	$5,551	$5,229
Investment income (loss)	31	28	80	79

Operating revenue	2,819	2,634	5,631	5,308

Expense:
Compensation and benefits	1,692	1,641	3,369	3,227
Other operating expenses	854	730	1,602	1,481

Operating expenses	2,546	2,371	4,971	4,708

Operating income	273	263	660	600
Interest income	15	12	34	27
Interest expense	(75)	(78)	(146)	(156)

Income before income taxes and minority interest	213	197	548	471
Income taxes	70	64	176	137
Minority interest, net of tax	3	2	4	3

Income from Continuing Operations	140	131	368	331
Discontinued Operations, Net of Tax	37	41	77	257

Net Income	$ 177	$ 172	$ 445	$ 588

Basic income per share – Continuing Operations	$ 0.26	$ 0.24	$ 0.67	$ 0.60
– Net Income	$ 0.32	$ 0.31	$ 0.81	$ 1.07

Diluted income per share – Continuing Operations	$ 0.25	$ 0.24	$ 0.66	$ 0.60
– Net Income	$ 0.31	$ 0.31	$ 0.79	$ 1.05

Weighted average number of shares outstanding – Basic	548	549	551	548
– Diluted	558	555	560	555

Dividends declared - per share	$ 0.19	$ 0.17	$ 0.57	$ 0.34

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions of dollars)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 1,117	$ 2,015

Receivables
Commissions and fees	2,697	2,340
Advanced premiums and claims	80	82
Other	435	452

	3,212	2,874
Less-allowance for doubtful accounts and cancellations	(184)	(156)

Net receivables	3,028	2,718

Assets of discontinued operations	1,570	1,921
Other current assets	294	322

Total current assets	6,009	6,976

Goodwill and intangible assets	7,606	7,595

Fixed assets	969	990
(net of accumulated depreciation and amortization of $1,487 at June 30, 2007 and $1,416 at December 31, 2006)

Long-term investments	99	124
Pension related assets	675	613
Other assets	1,831	1,839

	$17,189	$18,137

The accompanying notes are an integral part of these consolidated statements.

Continued

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In millions of dollars)

(Unaudited)

	June 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ 1,341	$ 1,111
Accounts payable and accrued liabilities	2,519	2,486
Regulatory settlements – current portion	175	178
Accrued compensation and employee benefits	788	1,230
Accrued income taxes	49	131
Dividends payable	104	-
Liabilities of discontinued operations	339	782

Total current liabilities	5,315	5,918

Fiduciary liabilities	3,875	3,587
Less – cash and investments held in a fiduciary capacity	(3,875)	(3,587)

	-	-
Long-term debt	3,608	3,860
Regulatory settlements	-	173
Retirement and post employment benefits	1,051	1,085
Liabilities for errors and omissions	630	624
Other liabilities	926	658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	-	-
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2007 and December 31, 2006	561	561
Additional paid-in capital	1,097	1,138
Retained earnings	5,804	5,691
Accumulated other comprehensive loss	(1,160)	(1,272)

	6,302	6,118
Less – treasury shares, at cost, 18,502,587 shares at June 30, 2007 and 8,727,764 shares at December 31, 2006	(643)	(299)

Total stockholders’ equity	5,659	5,819

	$17,189	$18,137

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Operating cash flows:
Net income	$ 445	$ 588
Adjustments to reconcile net income to net cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	194	178
Amortization of intangible assets	42	54
Provision for deferred income taxes	47	103
Gains on investments	(96)	(86)
Disposition of assets	6	(170)
Accrual of stock-based compensation	52	67
Changes in assets and liabilities:
Net receivables	(367)	(163)
Other current assets	335	(23)
Other assets	35	(101)
Accounts payable and accrued liabilities	(244)	(110)
Accrued compensation and employee benefits	(565)	(482)
Accrued income taxes	125	(177)
Other liabilities	(193)	(124)
Effect of exchange rate changes	20	71

Net cash used for operations	(164)	(375)

Financing cash flows:
Net increase in commercial paper	478	-
Proceeds from issuance of debt	100	253
Repayments of debt	(608)	(559)
Purchase of treasury shares	(500)	-
Issuance of common stock	123	116
Dividends paid	(210)	(186)

Net cash used for financing activities	(617)	(376)

Investing cash flows:
Capital expenditures	(165)	(128)
Net sales / (purchases) of long-term investments	8	(64)
Proceeds from sales related to fixed assets	5	6
Dispositions	-	364
Acquisitions	(2)	(88)
Other, net	2	31

Net cash (used for) provided by investing activities	(152)	121

Effect of exchange rate changes on cash and cash equivalents	37	4

Decrease in cash and cash equivalents	(896)	(626)
Cash and cash equivalents at beginning of period	2,089	2,033

Cash and cash equivalents at end of period	1,193	1,407

Cash and cash equivalents – reported as discontinued operations	(76)	(137)

Cash and cash equivalents – continuing operations	$1,117	$1,270

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC’s business segments are risk and insurance services, risk consulting & technology, consulting and investment management. As noted below, on August 3, 2007 Great-West Lifeco Inc. completed its purchase of Putnam, MMC’s investment management segment.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh, Guy Carpenter and Risk Capital Holdings.

The consulting segment provides advice and services to the managements of organizations in the areas of human resource consulting, comprising retirement and investments, health & benefits, outsourcing and talent; and strategy and risk management consulting, comprising management consulting, organization design and change management, and economic consulting. MMC conducts business in this segment through Mercer HR and the Oliver Wyman Group.

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

MMC conducts business in its investment management segment through Putnam. On February 1, 2007, MMC announced that it had entered into an agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL agreed to purchase Putnam Investments Trust for $3.9 billion in cash. The purchase includes Putnam’s interest in the T.H. Lee private equity business. GWL’s purchase of Putnam closed on August 3, 2007. The 2007 and comparative results of Putnam are included in discontinued operations in the accompanying consolidated statements of income and consolidated balance sheets. The results of Putnam through August 2, 2007 will be included in MMC’s results of discontinued operations in the third quarter of 2007.

2. Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosure presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”) and the financial information filed on Form 8-K dated June 11, 2007 (the “June 2007 8-K”), which reflects Putnam as a discontinued operation.

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three- and six-month periods ended June 30, 2007 and 2006.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance, consulting or investment management companies and investments in private equity funds.

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $96 million and $85 million for the six-month periods ended June 30, 2007 and 2006, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. At June 30, 2007, Putnam managed the investment of approximately $1.5 billion of the fiduciary assets.

Net uncollected premiums and claims and the related payables amounted to $9.8 billion at June 30, 2007 and $8.7 billion at December 31, 2006, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arise. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4. Per Share Data

Basic net income per share and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average number of shares of MMC’s common stock outstanding, excluding unvested restricted stock.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Diluted net income per share and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliation of net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items related to the calculation of diluted weighted average common shares outstanding is the same for continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except average stock price)
Net income	$ 177	$ 172	$ 445	$ 588
Less: Potential minority interest associated with the Putnam Class B Common Shares*	(2)	(3)	(4)	(5)

Income for diluted earnings per share	$ 175	$ 169	$ 441	$ 583

Basic weighted average common shares outstanding	548	549	551	548
Dilutive effect of potentially issuable common shares	10	6	9	7

Diluted weighted average common shares outstanding	558	555	560	555

Average stock price used to calculate common stock equivalents	$31.38	$28.79	$30.63	$29.78

*	This item will not impact MMC’s calculation of diluted earnings per share on a prospective basis after August 2, 2007.

5. Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the six-month periods ended June 30, 2007 and 2006.

	2007	2006
	(In millions of dollars)
Interest paid	$104	$147
Income taxes paid	$ 68	$289

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories for the three- and six-month periods ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
	(In millions of dollars)
Net cash provided by operations	$11	$ 50
Net cash used for financing activities	$ (8)	$(16)
Net cash used for investing activities	$ -	$(60)

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Comprehensive Income

The components of comprehensive income for the six-month periods ended June 30, 2007 and 2006 are as follows:

	2007	2006
	(In millions of dollars)
Foreign currency translation adjustments	$103	$142
Unrealized investment holding gains (losses), net of income taxes	8	(2)
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	(14)	(12)
Adjustments related to pension/retiree plans	15	3

Other comprehensive income	112	131
Net income	445	588

Comprehensive income	$557	$719

7. Acquisitions

During the second quarter of 2007, MMC made one acquisition for total purchase consideration of $7 million. The allocation of purchase consideration resulted in acquired goodwill which, along with contingent purchase consideration from prior year acquisitions, amounted to $12 million. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment based on internal or external valuations as purchase accounting is finalized.

8. Discontinued Operations

On February 1, 2007, MMC announced that it had entered into an agreement with Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, pursuant to which GWL agreed to purchase Putnam Investments Trust. GWL’s purchase of Putnam closed on August 3, 2007. The account balances and activities of Putnam were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006 and the accompanying consolidated statements of income for the three- and six-month periods ended June 30, 2007 and 2006. The gain from the transaction will be recognized in the third quarter of 2007.

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

MMC sold its majority interest in Sedgwick CMS Holdings (“SCMS”), a provider of claims management and associated productivity services, on January 31, 2006. The account balances and activities of SCMS were segregated and reported as discontinued operations in the accompanying consolidated statements of income for the six months ended June 30, 2006.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Price Forbes and SCMS were part of MMC’s risk and insurance services segment, while KSI was part of MMC’s risk consulting & technology segment. Putnam represents the entire investment management segment.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except average share prices)
Total Revenue	$330	$348	$686	$736

Income before provision for income tax	$ 64	$ 75	$138	$139
Provision for income tax	27	34	61	58

Income from discontinued operations, net of tax	37	41	77	81

Gain on disposal of discontinued operations	-	-	-	306
Provision for income tax	-	-	-	130

Gain on disposal of discontinued operations, net of tax	-	-	-	176

Discontinued operations, net of tax	$ 37	$ 41	$ 77	$257

Summarized Balance Sheet data for discontinued operations is as follows:

	June 30, 2007	December 31, 2006
	(In millions of dollars)
Assets of discontinued operations:
Current assets	$ 633	$ 779
Fixed assets, net	45	53
Goodwill and intangible assets	172	180
Long-term investments	319	473
Other assets	401	436

Total assets of discontinued operations	$1,570	$1,921

Liabilities of discontinued operations	$ 339	$ 782

9. Goodwill and Other Intangibles

Under SFAS 142, MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year, using an external valuation firm to develop the fair value of its reporting units. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Changes in the carrying amount of goodwill are as follows:

	2007	2006
	(In millions of dollars)
Balance as of January 1,	$7,206	$7,121
Goodwill acquired	12	90
Disposals	-	(7)
Other adjustments (a)	17	27

Balance as of June 30,	$7,235	$7,231

(a)	Primarily includes foreign exchange and purchase accounting adjustments.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.7 billion; Risk Consulting & Technology, $1.6 billion; and Consulting, $1.9 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	June 30, 2007			December 31, 2006
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
	(In millions of dollars)
Amortized intangibles	$674	$303	$371	$655	$266	$389

Aggregate amortization expense for the six months ended June 30, 2007 and 2006, was $34 million and $45 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
Estimated Expense
(In millions of dollars)
2007 (including amounts incurred through June 30)	$ 66
2008	59
2009	50
2010	42
2011	37
Subsequent years	151

$405

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

The target asset allocation for the U.S. Plan is 70% equities and 30% fixed income, and for the U.K. Plan, which comprises approximately 90% of non-U.S. Plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. Plan was 75% to equities and 25% to fixed income, and for the U.K. Plan was 60% to equities and 40% to fixed income.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	For the Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$ 58	$ 55	$ 2	$ 2
Interest cost	138	120	4	4
Expected return on plan assets	(196)	(170)	-	-
Amortization of prior service credit	(13)	(13)	(3)	(3)
Recognized actuarial loss	51	61	1	1

Net Periodic Benefit Cost	$ 38	$ 53	$ 4	$ 4

Curtailment gain	(2)	-	-	-
Settlement gain	(2)	-	-	-
Special termination benefits	-	1	-	-

Total Expense	$ 34	$ 54	$ 4	$ 4

	Combined U.S. and significant non-U.S. Plans
	For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$ 113	$ 110	$ 3	$ 3
Interest cost	274	236	8	8
Expected return on plan assets	(389)	(336)	-	-
Amortization of prior service credit	(27)	(26)	(7)	(7)
Recognized actuarial loss	100	116	2	2

Net Periodic Benefit Cost	$ 71	$ 100	$ 6	$ 6

Curtailment gain (loss)	(2)	3	-	-
Settlement gain (loss)	(2)	5	-	-
Special termination benefits	2	4	-	-

Total Expense	$ 69	$ 112	$ 6	$ 6

	U.S. Plans only
	For the Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$ 21	$ 20	$ 1	$ 1
Interest cost	49	46	3	3
Expected return on plan assets	(67)	(63)	-	-
Amortization of prior service credit	(13)	(14)	(3)	(3)
Recognized actuarial loss	20	26	1	1

Net Periodic Benefit Cost	$ 10	$ 15	$ 2	$ 2

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	U.S. Plans only
	For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$ 43	$ 41	$ 2	$ 2
Interest cost	97	91	6	6
Expected return on plan assets	(133)	(126)	-	-
Amortization of prior service credit	(27)	(27)	(7)	(7)
Recognized actuarial loss	39	48	2	2

Net Periodic Benefit Cost	$ 19	$ 27	$ 3	$ 3

	Significant non-U.S. Plans only
	For the Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$ 37	$ 35	$ 1	$ 1
Interest cost	89	74	1	1
Expected return on plan assets	(129)	(107)	-	-
Amortization of prior service credit	-	1	-	-
Recognized actuarial loss	31	35	-	-

Net Periodic Benefit Cost	$ 28	$ 38	$ 2	$ 2

Curtailment gain	(2)	-	-	-
Settlement gain	(2)	-	-	-
Special termination benefits	-	1	-	-

Total Expense	$ 24	$ 39	$ 2	$ 2

	Significant non-U.S. Plans only
	For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$ 70	$ 69	$1	$1
Interest cost	177	145	2	2
Expected return on plan assets	(256)	(210)	-	-
Amortization of prior service credit	-	1	-	-
Recognized actuarial loss	61	68	-	-

Net Periodic Benefit Cost	$ 52	$ 73	$3	$3

Curtailment (gain)/loss	(2)	3	-	-
Settlement (gain)/loss	(2)	5	-	-
Special termination benefits	2	4	-	-

Total Expense	$ 50	$ 85	$3	$3

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Weighted average assumptions:
Expected return on plan assets	8.2%	8.4%	-	-
Discount rate	5.4%	5.1%	5.8%	5.6%
Rate of compensation increase	3.8%	3.8%	-	-

11. Debt

MMC’s outstanding debt is as follows:

	June 30, 2007	December 31, 2006
	(In millions of dollars)
Short-term:
Commercial paper	$ 478	$ -
Bank borrowings	105	8
Current portion of long-term debt	758	1,103

	$1,341	$1,111

Long-term:
Senior notes – 7.125% due 2009	$ 399	$399
Senior notes – 5.375% due 2007 (4.0% effective interest rate)	-	501
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	261	262
Senior notes – 3.625% due 2008	250	250
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	295	295
Senior notes – 5.375% due 2014	647	647
Senior notes – 3 year floating rate note due 2007 (5.5% at June 30, 2007)	500	500
Senior notes – 5.15% due 2010	548	548
Senior notes – 5.75% due 2015	746	746
Mortgage – 5.70% due 2035	465	467
Bank borrowings-International	-	94
Other	6	5

	4,366	4,963
Less current portion	758	1,103

	$3,608	$3,860

The weighted average interest rates on MMC’s outstanding short-term debt (excluding current portion of long-term debt) at June 30, 2007 and December 31, 2006 are 5.5% and 6.2%, respectively.

During the first quarter of 2007, MMC’s 5.375%, $500 million senior notes matured and on July 13, 2007, MMC’s 5.5% 3-year floating rate $500 million senior notes matured. MMC used commercial paper and bank borrowings, as well as cash on hand to manage liquidity, including the funding of the maturing bonds. Commercial paper borrowings at June 30, 2007 were $478 million.

In December 2005, MMC and certain of its foreign subsidiaries entered into a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. At June 30, 2007, approximately $100 million was outstanding under this facility.

12. Restructuring Costs

2006 Plan

In September 2006, MMC announced that it would undertake restructuring activities designed to enhance operational efficiencies and improve profitability (the “2006 Plan”). The restructuring activities are expected to be implemented in several phases – Phase 1, which began in September 2006 and is expected to be completed during the third quarter of 2007, and one or more additional phases. In connection with Phase 1 of the 2006 Plan, MMC incurred net restructuring charges of $7 million during the first six months of 2007, as follows: risk and insurance services, $5 million, primarily related to severance; and consulting, $2 million. Utilization of the 2006 Plan charges for Phase 1 is summarized as follows:

	Accrued in 2006	Utilized in 2006	Utilized in 2007	Additions/ Changes in Estimates 2007	Remaining Liability at 6/30/07
	(In millions of dollars)
Severance and benefits	$59	$(21)	$(30)	$5	$13
Future rent on non-cancelable leases	6	(6)	-	-	-
Other exit costs (credits)	(55)	58	(5)	2	-

	$10	$31	$(35)	$7	$13

As part of its ongoing review of operations, Marsh has identified actions that are expected to result in the elimination of 170 employee positions through staff reductions and attrition. These actions are expected to result in charges of approximately $45 million related to severance and exit costs for facilities. In the first six months of 2007, Marsh incurred aggregate costs of $25 million related to these actions, primarily related to severance and exit costs for facilities. Utilization of the charges is as follows:

	Accrued in 2006	Utilized in 2006 and 2007	Additions/ Changes in Estimates 2007	Remaining Liability at 6/30/07
	(In millions of dollars)
Severance and benefits	$ 7	$(9)	$23	$21
Future rent on non-cancelable leases	7	-	2	9

	$14	$(9)	$25	$30

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with the 2005 Plan, MMC recorded a credit

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

of $3 million in the six months ended June 30, 2007, in risk and insurance services. Utilization of the 2005 Plan charges is summarized as follows:

	Accrued in 2005 and 2006	Utilized in 2005 and 2006	Additions/ Changes in Estimates 2007	Utilized in 2007	Remaining Liability at 6/30/07
	(In millions of dollars)
Severance and benefits	$228	$(215)	$ 1	$ (7)	$ 7
Future rent on non-cancelable leases	145	(80)	(2)	(13)	50
Other exit costs	3	6	(2)	1	8

	$376	$(289)	$(3)	$(19)	$65

The expenses associated with the restructuring plans are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

13. Common Stock

In May 2007, MMC entered into a $500 million accelerated share repurchase agreement. Under the agreement, MMC received an initial delivery of 13,464,749 shares which were reflected as an increase in Treasury shares on the delivery date. The repurchase transaction was completed on July 26, 2007, at which time MMC received an additional 2,555,519 shares, resulting in a total repurchase of 16,020,268 shares at an average price to MMC of $31.21. The additional 2,555,519 shares will be reflected as an increase in Treasury shares as of July 26, 2007 and did not reduce either basic or diluted shares outstanding as of June 30, 2007.

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

Pursuant to the Settlement Agreement, MMC established a fund of $850 million (the “Fund”), payable over four years, for policyholder clients in the U.S. who placed insurance through Marsh between 2001 and 2004. Approximately 70,000 eligible policyholders

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

have elected to receive an aggregate distribution of approximately $770 million under the Fund. Clients who elected to participate in the Fund tendered a release relating to the matters alleged in the NYAG Lawsuit and the Citation, except for claims that are based upon, arise out of or relate to the purchase or sale of MMC securities. No portion of the Fund represents a fine or penalty against MMC or Marsh and no portion of the Fund will revert to MMC or Marsh.

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

In August 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders), which as against MMC and certain affiliates allege statutory claims for violations of the Racketeering Influenced and Corrupt Organizations (“RICO”) Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints seek a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. The class periods alleged in the MDL Cases begin on August 26, 1994 and purport to continue to the date of any class certification. The plaintiffs have moved for class certification; a hearing on this motion has not yet been scheduled. On April 5, 2007, the district court dismissed without prejudice plaintiffs’ RICO and federal antitrust claims, as well as their state law claims. The plaintiffs have filed an amended complaint, and MMC has renewed its motions to dismiss.

In July 2007, a putative class action purportedly brought on behalf of policyholders was filed in federal court in the Southern District of Florida against MMC, Marsh, certain insurers and other insurance brokers. This putative class action relates to the same practices alleged in the NYAG Lawsuit, but with respect to insurance coverage placed with Certain Underwriters at Lloyd’s, London. MMC expects that this putative class action will be transferred to the District of New Jersey.

Four class or representative actions on behalf of policyholders are pending in state courts. There are also 24 actions brought by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit. In addition, two putative class actions and one individual policyholder action are pending in Canada.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

•

In January 2005, the State of Connecticut brought an action against MMC, Marsh and certain Marsh subsidiaries in Connecticut Superior Court. As subsequently amended, the State’s complaint alleges that the defendants violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for the State; violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid-rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums; improperly accepted contingent commissions and concealed these commissions from their clients; and engaged in negligent misrepresentation and breach of fiduciary duty. The State seeks various monetary damages and injunctive relief. Discovery has been stayed pending motions and related proceedings on the pleadings.

•

On March 14, 2006, the State of Florida brought an action against MMC, Marsh and certain Marsh subsidiaries in Florida state court, alleging that the defendants violated Florida’s RICO and antitrust laws by engaging in bid-rigging and other improper conduct which inflated insurance premiums, and by receiving undisclosed additional compensation. The complaint alleges that these actions caused damage to the State, Florida governmental entities and Florida businesses and residents, and seeks the forfeiture of all undisclosed compensation, treble damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief. Discovery has commenced in this action.

•

A consolidated purported class action is pending in the United States District Court for the Southern District of New York on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class period of October 14, 1999 to October 13, 2004 (the “MMC SDNY Securities Case”). The pending complaint of the lead plaintiffs in this action names MMC, Marsh, MMC’s former CEO and one former Marsh officer as defendants. The plaintiffs allege, among other things, that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs allege that MMC also failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid-rigging” and soliciting fictitious quotes.

The complaint includes factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at MMC’s subsidiaries Mercer and Putnam, and alleged conflicts of interest associated with MMC’s former private equity subsidiary, MMC Capital. The complaint includes claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. MMC has responded to the complaint and discovery in this matter has commenced. The federal securities claims in a separate shareholder action were transferred for consideration in connection with the federal securities claims asserted in the MMC SDNY Securities Case. The plaintiff in this separate action has purported to assert an individual claim under Section 14(a) of the Securities Exchange Act of 1934, which MMC has moved to dismiss.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

•

A number of individual shareholder actions against MMC and others are pending in various state courts. One such action filed in California state court has been removed and transferred for inclusion in the MMC SDNY Securities case. Two related shareholder actions are pending in New York state court; and individual shareholder actions are also pending in Oregon and California state courts.

•

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

•

A proceeding consolidating twenty purported class actions alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), is pending in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of the Marsh & McLennan Companies Stock Investment Plan (the “Plan”). The consolidated class action complaint names MMC and various current and former employees, officers and directors as defendants and alleges, among other things, that in view of the purportedly fraudulent bidding activity and the receipt of contingent commissions pursuant to the market service agreements referred to above, the defendants knew or should have known that the investment of the Plan’s assets in MMC stock was imprudent. The consolidated complaint also asserts that certain defendants failed to provide the Plan’s participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The consolidated complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The consolidated complaint alleges that during the purported class period, which extends from July 1, 2000 until January 31, 2005, MMC’s stock price fell from $52.22 to $32.50. In December 2006, the court granted in part and denied in part the motions to dismiss filed by MMC and the other defendants. Discovery is underway in this matter.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

•

In February 2005, the plaintiffs in a shareholder derivative suit pending in the Delaware Court of Chancery (the “AIG Delaware Suit”) against the directors and officers of American International Group, Inc. (“AIG”) filed a consolidated complaint which, as subsequently amended, names as additional defendants MMC, Marsh, Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Corporate Defendants”), MMC’s former CEO, and five former Marsh employees who have pleaded guilty to certain criminal charges (the former CEO and former employees, together with the MMC Corporate Defendants, the “MMC Defendants”). The AIG Delaware Suit alleges, among other things, that the MMC Defendants, certain AIG employees and others engaged in conspiracy and common law fraud with respect to the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid-rigging and kickback schemes, and that AIG was harmed thereby. This action further alleges that the MMC Corporate Defendants aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct and that the MMC Corporate Defendants were unjustly enriched. The consolidated complaint asserts that the MMC Defendants are liable to AIG for damages and also seeks the return of all contingent commission payments made by AIG to the MMC Corporate Defendants.

In May 2005, the plaintiffs in a shareholder derivative suit pending in the United States District Court for the Southern District of New York (the “AIG Federal Suit”) against the directors and officers of AIG filed a consolidated complaint naming MMC, Marsh USA, Inc., Marsh Global Broking, Inc. and MMC’s former CEO as additional defendants. Based on similar factual allegations as in the AIG Delaware Suit, the plaintiffs assert claims against MMC and the former CEO for allegedly aiding and abetting breaches of fiduciary duties by AIG’s directors and officers and for unjust enrichment, and seek damages and the disgorgement of contingent commissions. Following review of these derivative actions by a special litigation committee (“SLC”) set up by the AIG board of directors, the derivative plaintiffs in the AIG Delaware Suit have taken the position that their original complaint remains operative against the MMC Defendants and certain other defendants. The MMC Corporate Defendants have moved to dismiss with prejudice any outstanding claims against them in the AIG Delaware Suit, to the extent such claims exist. The AIG Federal Suit currently is stayed pursuant to a stipulated order.

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

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Putnam-Related Matters

On August 3, 2007, Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, closed its purchase of Putnam Investments Trust (the “Putnam Closing”). Under the terms of the stock purchase agreement with GWL (the “Putnam Purchase Agreement”), a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by MMC with the SEC on February 1, 2007, MMC agreed to indemnify GWL with respect to certain Putnam-related litigation and regulatory matters following the Putnam Closing. The matters described below, insofar as they involve claims against Putnam, may be subject to MMC’s indemnification obligations under the Putnam Purchase Agreement.

“Market-Timing”-Related Matters

In 2003 and 2004, Putnam entered into settlements (the “Putnam Trading Settlements”) with the Securities and Exchange Commission (the “SEC”) and the Commonwealth of Massachusetts (the “Massachusetts Securities Division”) with respect to excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”). Pursuant to Article 11.02(a)(iii) of the Putnam Purchase Agreement, MMC agreed to indemnify GWL following the Putnam Closing for any and all Damages (as defined therein) resulting from, caused by or arising out of any claim, action, suit, investigation, proceeding or inquiry arising before December 31, 2008, that results from any alleged “market timing” activity (including frequent trading and late trading) in trading by any Person (as defined therein) in the Putnam Funds, as that term was used in the proceedings brought by the SEC and the Massachusetts Securities Division that were the subject of the Putnam Trading Settlements, to the extent occurring prior to the Putnam Closing.

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

•

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

In addition to the above matters pending in federal court in the District of Maryland, certain Putnam entities have been named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

System of Texas. Plaintiff alleges that Putnam breached its investment management advisory agreement and did not make appropriate disclosures regarding alleged “market-timing”-related activity at the time the investment management advisory agreement was executed.

“Excessive Fee”-Related Litigation

Putnam Investment Management LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares (the “Putnam Excessive Fee Litigation”). Plaintiffs seek, among other things, to recover certain advisory and distribution fees paid to defendants, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. The parties are engaged in fact discovery. Pursuant to Article 11.02(a)(iii) of the Putnam Purchase Agreement, MMC agreed to indemnify GWL following the Putnam Closing for any and all Damages (as defined therein) resulting from, caused by or arising out of (i) the Putnam Excessive Fee Litigation and (ii) any claim, action, suit, investigation, proceeding or inquiry arising before or within the third anniversary of the Putnam Closing that results from the same specific conduct (i.e., the same particular actions or conduct at the same particular time and involving the same mutual funds) involving “excessive fees” purportedly violating Section 36(b) of the Investment Company Act that is the subject of the Putnam Excessive Fee Litigation.

Other Governmental Inquiries Relating to MMC and its Subsidiaries

•

In late 2006, the Connecticut Attorney General’s office served Guy Carpenter with interrogatories and document requests as part of an investigation relating to the operation of certain reinsurance facilities involving Guy Carpenter. Guy Carpenter is cooperating with that ongoing investigation. The Connecticut Attorney General’s office has indicated that it may pursue civil claims against Guy Carpenter.

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

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2007, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

•

From 1980 to 1983, MMC owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A’s obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for MMC’s agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. In April, 2006, a lawsuit was commenced in the Commercial Court in London against MMC and the ILU by an assignee of an E&A policyholder that purports to have a claim against the MMC letter of credit in the amount of approximately $8.5 million and seeks a judicial declaration of its rights as an assignee of a policyholder claim. MMC contested the claim and the lawsuit was discontinued by the plaintiff in May 2007. MMC expects the plaintiff or others to continue to pursue this claim against the MMC letter of credit. MMC anticipates that additional claimants may seek to recover against the letter of credit.

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

16. Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

•	Risk and Insurance Services, comprising insurance services (Marsh), reinsurance services (Guy Carpenter), and Risk Capital Holdings;

•	Consulting, comprising Mercer Human Resource Consulting and Oliver Wyman Group; and

•	Risk Consulting and Technology (Kroll)

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam, MMC’s investment management segment.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the 2006 10-K. The information in the following tables excludes the results of Putnam, KSI, Price Forbes and SCMS, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments for the six-month periods ended June 30, 2007 and 2006 follows:

	Revenue		Operating Income
	(In millions of dollars)
2007 –
Risk and Insurance Services	$2,856	(a)	$384
Consulting	2,347	(b)	297
Risk Consulting & Technology	486	(c)	58

Total Operating Segments	5,689		739

Corporate / Eliminations	(58)		(79)

Total Consolidated	$5,631		$660

2006 –
Risk and Insurance Services	$ 2,821	(a)	$407
Consulting	2,049	(b)	237
Risk Consulting & Technology	499	(c)	66

Total Operating Segments	$5,369		$710

Corporate/Eliminations	(61)		(110)

Total Consolidated	$5,308		$600

(a)	Includes inter-segment revenue of $3 million and $0 million in 2007 and 2006, respectively, and interest income on fiduciary funds of $88 million and $79 million in 2007 and 2006, respectively.

(b)	Includes inter-segment revenue of $50 million and $57 million in 2007 and 2006, respectively and interest income on fiduciary funds of $8 million and $6 million in 2007 and 2006, respectively.

(c)	Includes inter-segment revenue of $5 million and $4 million in 2007 and 2006, respectively.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Operating segment revenue by product for the six-month periods ended June 30, 2007 and 2006 is as follows:

	2007	2006
	(In millions of dollars)
Risk and Insurance Services
Insurance Services	$2,266	$2,252
Reinsurance Services	509	495
Risk Capital Holdings	81	74

Total Risk and Insurance Services	2,856	2,821

Consulting
Human Resource Consulting	1,642	1,490
Oliver Wyman Group	705	559

Total Consulting	2,347	2,049

Risk Consulting & Technology	486	499

Total Operating Segments	5,689	5,369
Corporate Eliminations	(58)	(61)

Total	$5,631	$5,308

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

MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties at January 1, 2007 before any applicable federal benefit, was $40 million.

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

Items 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report. This Form 10-Q should be read in conjunction with MMC’s Annual Report on Form 10-K for the year ended December 31, 2006 and MMC’s current report on Form 8-K dated June 11, 2007 (“June 2007 8-K”), which reflects the results of Putnam as a discontinued operation.

General

MMC is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of some of the world’s leading risk experts and specialty consultants, including Marsh, the insurance broker and business risk advisor; Guy Carpenter, the risk and reinsurance specialist; Kroll, the risk consulting firm; Mercer Human Resource Consulting, the provider of HR and related financial advice and services; and Oliver Wyman, the management consultancy. With more than 54,000 employees worldwide and annual revenue of approximately $11 billion, MMC provides analysis, advice, and transactional capabilities to clients in more than 100 countries.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer Human Resource Consulting and Oliver Wyman Group, includes human resource consulting and related services, and specialized management and economic consulting services. Risk Consulting and Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services.

Please see Note 8 to the consolidated financial statements, which discusses the purchase of Putnam by Great-West Lifeco Inc. on August 3, 2007. The financial results of Putnam are recorded as discontinued operations in the consolidated income statements and consolidated balance sheets.

As described more fully below, results of operations in the second quarter and first six months of 2007 and 2006 reflect, among other items:

•	the classification of Putnam as a discontinued operation;

•	the sale of Sedgwick Claims Management Services in the first quarter of 2006, the gain on which appears in discontinued operations;

•	restructuring savings and charges under MMC’s 2005 and 2006 restructuring plans;

•

the classification of Price Forbes, MMC’s U.K.-based wholesale brokerage business, as a discontinued operation. The results of Price Forbes in 2006 include a charge to reduce the carrying amount of its assets to fair value; and

•	the classification of Kroll Security International (“KSI”), Kroll’s international high-risk asset and personal protection business, as a discontinued operation.

Critical Accounting Policies

For a description of critical accounting policies, including those which involve significant management judgment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in the June 2007 8-K.

Consolidated Results of Operations

	Second Quarter		Six Months
	2007	2006	2007	2006
	(In millions, except per share figures)
Revenue:
Service Revenue	$2,788	$2,606	$5,551	$5,229
Investment Income (Loss)	31	28	80	79

Operating Revenue	2,819	2,634	5,631	5,308

Expense:
Compensation and Benefits	1,692	1,641	3,369	3,227
Other Operating Expenses	854	730	1,602	1,481

Operating Expenses	2,546	2,371	4,971	4,708

Operating Income	$ 273	$ 263	$ 660	$ 600

Income From Continuing Operations	$ 140	$ 131	$ 368	$ 331
Discontinued Operations, net of tax	37	41	77	257

Net Income	$ 177	$ 172	$ 445	$ 588

Income from Continuing Operations Per Share:
Basic	$ 0.26	$ 0.24	$ 0.67	$ 0.60

Diluted	$ 0.25	$ 0.24	$ 0.66	$ 0.60

Net Income Per Share:
Basic	$ 0.32	$ 0.31	$ 0.81	$ 1.07

Diluted	$ 0.31	$ 0.31	$ 0.79	$ 1.05

Average Number of Shares Outstanding:
Basic	548	549	551	548

Diluted	558	555	560	555

Consolidated operating income in the second quarter of 2007 increased 4% to $273 million, resulting from a 7% increase in revenue, partly offset by a 7% increase in operating expenses. The increase in consolidated revenue was primarily due to a 16% increase in revenue in the consulting segment, reflecting an 11% increase in underlying revenue and the impact of foreign exchange translation. The increase in consolidated expenses reflects higher compensation and benefit costs, primarily in the consulting segment, increased advertising, primarily in insurance services, and the impact of foreign exchange translation, partly offset by cost savings from restructuring activities.

Consolidated operating income for the first six months of 2007 increased 10% to $660 million, resulting from a 6% increase in revenue, partly offset by a 6% increase in operating expenses. The increase in consolidated revenue was primarily due to a 15% increase in consulting revenue, reflecting a 9% increase in underlying revenue and the impact of foreign exchange translation. The increase in consolidated expenses reflects higher compensation and benefit costs, primarily in the consulting segment, plus the impact of foreign exchange translation, partly offset by cost savings from restructuring activities.

Putnam’s results of operations for the three- and six-month periods ended June 30, 2007 and 2006 are reported in discontinued operations in the accompanying consolidated statements of income.

In 2006, MMC sold its majority interest in SCMS, a provider of claims management and associated productivity services; Price Forbes, its U.K.-based insurance wholesale operation; and KSI, its international high-risk asset and personal protection business. In 2006, the operating results for these companies, as well as the gain on disposal of SCMS and the charge to reduce the carrying value of Price Forbes to fair value, are included in discontinued operations in the accompanying consolidated statements of income.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparison of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-over-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency translation, acquisitions and dispositions on MMC’s operating revenues by segment for the three and six month periods ended June 30, 2007 compared to the same period in 2006 is as follows:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue

	2007	2006
	(In millions, except percentage figures)
Risk and Insurance Services
Insurance Services	$1,124	$1,106	2%	3%	-	(1)%
Reinsurance Services	217	214	2%	1%	-	1%
Risk Capital Holdings (a)	32	28	10%	-	-	10%

Total Risk and Insurance Services	1,373	1,348	2%	3%	-	(1)%

Consulting
Human Resource Consulting	842	751	12%	4%	-	8%
Oliver Wyman Group	376	297	27%	4%	5%	18%

Total Consulting	1,218	1,048	16%	4%	1%	11%

Risk Consulting & Technology	251	265	(6)%	2%	(4)%	(4)%

Total Operating Segments	2,842	2,661	7%	3%	-	4%

Corporate Eliminations	(23)	(27)

Total Revenue	$2,819	$2,634	7%	3%	-	4%

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue

	2007	2006
	(In millions, except percentage figures)
Risk and Insurance Services
Insurance Services	$2,266	$2,252	1%	3%	-	(2)%
Reinsurance Services	509	495	3%	2%	-	1%
Risk Capital Holdings (a)	81	74	9%	-	-	9%

Total Risk and Insurance Services	2,856	2,821	1%	3%	-	(2)%

Consulting
Human Resource Consulting	1,642	1,490	10%	4%	-	6%
Oliver Wyman Group	705	559	26%	4%	5%	17%

Total Consulting	2,347	2,049	15%	4%	2%	9%

Risk Consulting & Technology	486	499	(3)%	2%	(3)%	(2)%

Total Operating Segments	5,689	5,369	6%	3%	-	3%

Corporate Eliminations	(58)	(61)

Total Revenue	$5,631	$5,308	6%	3%	-	3%

(a)	Risk Capital Holdings owns MMC’s investments in private equity funds and insurance and financial services firms.

Revenue

Consolidated revenue for the 2007 second quarter was $2.8 billion, a 7% increase compared with the same period in the prior year. Consolidated revenue increased 4% on an underlying basis.

Revenue in the risk and insurance services segment for the second quarter increased 2% from the same period in 2006, while underlying revenue decreased 1%. Insurance services revenue for the second quarter of 2006 includes $34 million of market services revenue, while no such revenue was recorded in the 2007 quarter. Excluding the effect of the market services revenue, underlying revenue increased 2% for both insurance services and the total risk and insurance services segment. Consulting revenue increased 16%, resulting from a 12% increase in Mercer’s Human Resource Consulting businesses and 27% growth in the Oliver Wyman Group consulting businesses. On an underlying basis revenue increased 8% in Mercer HR, 18% in Oliver Wyman and 11% for the consulting segment in total. Revenue decreased 6% in risk consulting & technology, 4% on an underlying basis, due to a reduction in client success fees from completed engagements as compared to the second quarter of 2006.

For the first six months of 2007, risk and insurance services revenue increased 1% from the same period in 2006. Underlying revenue for the segment declined 2% and excluding the year-over-year impact of market service revenue was flat compared with the prior year. Consulting revenue increased 15%, resulting from a 26% increase in the Oliver Wyman Group and a 10% increase in Mercer Human Resource Consulting. Underlying revenue in the consulting segment increased 9%, reflecting increases of 17% at Oliver Wyman and 6% in Mercer HR. Risk consulting & technology revenue decreased 3% and 2% on an underlying basis.

Operating Expenses

Consolidated operating expenses in the second quarter and six months of 2007 increased 7% and 6%, respectively, from the same period in 2006. The increase in operating expenses is due to higher compensation and benefit costs, primarily in the consulting segment, increased advertising, primarily in insurance services plus the impact of foreign exchange translation, partly offset by cost savings from restructuring initiatives.

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

Phase 1 of the 2006 Plan is expected to result in cost savings of approximately $160 million, comprised of $70 million from operating company process improvements and $90 million from corporate infrastructure and process improvements in IT, real estate and corporate functions. Restructuring costs incurred from the inception of the 2006 Plan through June 30, 2007 were $17 million, and related charges totaled $30 million. These restructuring charges are net of a $74 million credit from the gain on the sale of 5 floors of MMC’s New York headquarters building recorded in the fourth quarter of 2006. In the first six months of 2007, MMC incurred restructuring costs of $7 million and related charges of $16 million, primarily related to accelerated amortization of leasehold improvements. The actions under Phase 1 completed through June 30, 2007 are expected to result in annualized savings of approximately $135 million. Phase 1 is substantially completed, except for certain actions related to MMC’s headquarters building.

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

In addition to the initiatives MMC announced in September 2006, Marsh has identified actions that are expected to result in the elimination of 170 employee positions through staff reductions and attrition. These actions are expected to result in annualized savings of approximately $40 million and result in additional charges of approximately $45 million related to severance and exit costs for facilities. Through June 30, 2007 these actions by Marsh have resulted in expected annual savings of $30 million and charges of $39 million; $25 million of which were recorded for the first six months of 2007.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc., a financial holding company controlled by Power Financial Corporation, closed its purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase includes Putnam’s interest in the T.H. Lee private equity business. The cash proceeds to MMC after taxes and minority interest are expected to approach $2.5 billion. The 2007 and comparative results of Putnam are included in discontinued operations in the accompanying consolidated statements of income and consolidated balance sheets. Putnam’s results will continue to be included in MMC’s consolidated financial results through August 2, 2007. The gain from the Putnam transaction will be recognized in the third quarter of 2007.

Businesses Exited in 2006

In December 2006, Kroll completed the sale of KSI. The financial results of KSI are included in discontinued operations.

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The 2006 results of Price Forbes, which included a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations in the accompanying consolidated statements of income. MMC completed the sale of Price Forbes in September 2006.

The sale of SCMS was completed on January 31, 2006, and the associated gain on the sale was recorded in the first quarter of 2006 and included in discontinued operations.

Risk and Insurance Services

The results of operations for the risk and insurance services segment are presented below:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(In millions of dollars)
Service Revenue	$1,342	$1,320	$2,776	$2,743
Investment Income	31	28	80	78

Revenue	1,373	1,348	2,856	2,821

Compensation and Benefits	793	830	1,613	1,641
Other Expenses	455	379	859	773

Expense	1,248	1,209	2,472	2,414

Operating Income	$ 125	$ 139	$ 384	$ 407

Operating Income Margin	9.1%	10.3%	13.4%	14.4%

Revenue

Revenue in the risk and insurance services segment increased 2% in the second quarter of 2007 compared with the same period in 2006, as the positive impact of foreign currency translation was partly offset by a 1% decline in underlying revenue. The year-over-year impact of market services revenues, discussed below, reduced underlying revenue by 3 percentage points. Excluding the impact of market services revenue, underlying revenue increased 2%.

In insurance services, underlying revenue decreased 1%, primarily due to a decrease in market services revenue from $34 million in the second quarter of 2006 to $0 in the 2007 quarter. Excluding the impact of market services revenue, underlying revenue increased 2% for the quarter reflecting increased client retention and new business growth. On a geographic basis, Marsh revenue included $627 million in the Americas, $392 million in EMEA and $105 million in Asia Pacific, compared with $634 million, $378 million and $94 million in the respective geographies in the same quarter of 2006. Premium rate declines continued through the first half of the year in the commercial insurance marketplace.

Reinsurance services revenue increased 2% in the second quarter of 2007 compared to prior year, primarily due to a 17% increase in new business. On an underlying basis, revenue increased 1% for the quarter. These results were achieved in a reinsurance marketplace environment where U.S. property catastrophe rates were down from peak levels at mid-2006 renewals and where higher client risk retentions continued. Revenue increased 3% for the first six months of 2007 compared to the same period last year, 1% on an underlying basis.

Risk Capital Holdings revenue was $32 million in the second quarter of 2007 compared with $28 million in the prior year. Risk Capital Holdings’ revenue in the second quarter of 2007 relates to mark-to-market gains on private equity fund investments and realized gains on equity investments.

Revenue in the risk and insurance services segment increased 1% for the first six months of 2007 compared with the same period in 2006. The impact of foreign exchange increased revenue by 3%, partly offset by a 2% decline in underlying revenue, resulting from a decline in market service revenue. Underlying revenue excluding market service revenue for the segment was flat versus prior year.

Expense

Expenses in the risk and insurance services segment increased 3% in the second quarter of 2007, compared with the same period in the prior year. The increase in expenses reflects higher advertising/branding costs, implementation of new training and development programs, higher recruiting fees and salaries due to successful hiring efforts, and the impact of foreign currency translations, partly offset by lower benefits and incentive compensation costs and a decrease in restructuring charges. Expenses for the six month period in 2007 increased 2% compared with the prior year.

In the first six months of 2007 charges of $28 million related to the 2006 restructuring plan were incurred.

Consulting

The results of operations for the consulting segment are presented below:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(In millions of dollars)
Service Revenue	$1,218	$1,048	$2,347	$2,048
Investment Income	-	-	-	1

Revenue	1,218	1,048	2,347	2,049

Compensation and Benefits	731	649	1,426	1,268
Other Expenses	328	275	624	544

Expense	1,059	924	2,050	1,812

Operating Income	$ 159	$ 124	$ 297	$ 237

Operating Income Margin	13.1%	11.8%	12.7%	11.6%

Revenue

Consulting revenue in the second quarter of 2007 increased 16% compared with the same period in 2006, 11% on an underlying basis. Within Mercer Human Resource Consulting, revenue increased 12%, reflecting growth in retirement and investment of 13%, health and benefits of 9%, outsourcing of 17% and talent of 8%. The Oliver Wyman Group, which is now the brand umbrella for all of the former specialty consulting businesses, grew 27% or 18% on an underlying basis compared with the same period last year.

Consulting revenue for the first six months of 2007 increased 15% compared with the same period in 2006, 9% on an underlying basis. Within Mercer Human Resource Consulting, underlying revenue increased 6% reflecting growth in each of its businesses. Revenue for the Oliver Wyman Group increased 26%, or 17% on an underlying basis as each of the Oliver Wyman Group practices contributed to the continuing strong revenue growth.

Expense

Consulting expenses increased 15% and 13% in the second quarter and six months of 2007 compared with the same period in 2006, reflecting higher compensation costs due to an increased volume of business, higher incentive compensation commensurate with improved operating performance and the impact of foreign currency translation.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(In millions of dollars)
Revenue	$251	$265	$486	$499

Compensation and Benefits	121	124	240	238
Other Expenses	98	99	188	195

Expense	219	223	428	433

Operating Income	$ 32	$ 42	$ 58	$ 66

Operating Income Margin	12.7%	15.8%	11.9%	13.2%

Revenue

For the quarter, risk consulting and technology revenues decreased 6% compared with the prior year, 4% on an underlying basis. Revenue in Kroll’s technology operations rose 7% to $141 million, led by Kroll Ontrack, the legal technology and electronic data recovery business and background screening business. Revenues in Kroll’s consulting business decreased 17% to $110 million primarily due to a reduction in client success fees from completed engagements compared with the second quarter of 2006, as well as weak activity in corporate advisory and restructuring. For the first six months revenue decreased 3% or 2% on an underlying basis.

Expense

Risk consulting and technology expenses in the second quarter and six months of 2007 decreased approximately 1% compared with the same periods in the prior year reflecting lower amortization of identified intangible assets.

Discontinued Operations

Results of discontinued operations includes Putnam’s operating income in 2007 and the operating income from Putnam, SCMS, KSI and Price Forbes in 2006. In addition, discontinued operations in 2006 also includes the gain on disposal of SCMS and a charge to reduce the company value of Price Forbes’ asset to fair value.

The table below depicts the results of discontinued operations including revenue and expense detail for Putnam.

	Second Quarter		Six Months
	2007	2006	2007	2006
Putnam
Revenue	$330	$339	$686	$684
Expense	265	263	546	544

Net Operating Income	65	76	140	140
Minority Interest and other discontinued operations	(1)	(1)	(2)	(1)
Provision for income tax	27	34	61	58

Income from discontinued operations, net of tax	37	41	77	81

Gain on disposal of discontinued operations	-	-	-	306
Provision for income tax	-	-	-	130

Gain on disposal of discontinued operations, net of tax	-	-	-	176

Discontinued operations, net of tax	$ 37	$ 41	$ 77	$257

Putnam’s revenue decreased 3% in the second quarter of 2007. Assets under management averaged $193 billion in the second quarter of 2007 versus $185 billion managed in the second quarter of 2006. Assets under management aggregated $193 billion at June 30, 2007, compared with $180 billion at June 30, 2006 and $192 billion at December 31, 2006. The impact of market performance in the second quarter of 2007 was partly offset by net redemptions of $3.1 billion.

Putnam’s revenue for the first six months of 2007 was the same as 2006. Assets under management averaged $191 billion in the first six months of 2007 versus $188 billion managed in the first six months of 2006. Net redemptions of $9.1 billion in the first six months of 2007 were offset by the impact of market performance.

In 2006, discontinued operations included an after tax net gain of $176 million related to SCMS and Price Forbes, which increased diluted earnings per share for the six months ended June 30, 2006 by approximately $0.32.

Corporate Expenses

Corporate expenses of $43 million in the second quarter of 2007 were essentially unchanged from the prior year. For the first six months of 2007, corporate expenses of $79 million were $31 million lower than the same period in the prior year. The decrease is due to lower expenses for restructuring costs and a credit from an accrual adjustment related to the separation of former MMC senior executives.

In the three and six months ended June 30, 2007, MMC corporate recorded $5 million and $11 million, respectively, of restructuring charges for consulting fees related to corporate infrastructure and process improvements. In the first six months of 2006, MMC corporate recorded restructuring charges of $27 million, primarily related to future rent on non-cancelable leases for three floors in its headquarters building in New York that it vacated.

Interest

Interest income earned on corporate funds amounted to $15 million in the second quarter of 2007, an increase of $3 million from the second quarter of 2006. Interest income was $34 million for the first six months of 2007, an increase of $7 million from the same period in prior year. The increase in interest income reflected generally higher average interest rates in 2007 compared with the prior year. Interest expense of $75 million in the second quarter of 2007 decreased from $78 million in the second quarter of 2006. Year-to-date interest expense was $146 million versus $156 million for the same period in 2006. The decrease in interest expense is primarily due to a decrease in the average level of debt compared to the prior year.

Income Taxes

MMC's consolidated effective tax rate was 32.9% in the second quarter of 2007, compared with 32.5% in the second quarter of 2006. A lower tax rate in 2007 on ongoing operations, reflecting changes in the geographic mix of earnings, was more than offset by higher taxes due to the relative impact of legislation and other items. For the first six months of 2007, MMC's consolidated effective tax rate was 32.1% versus 29.1% for the same period in the prior year. The increase in the effective tax rate was primarily due to the favorable resolution of tax issues in certain jurisdictions in 2006, partially offset by the lower rate on ongoing operations in 2007. The effective tax rate on ongoing operations is expected to be approximately 32% for the remainder of 2007, however, discrete items will continue to cause the reported rate to vary quarter to quarter. In particular, the tax rate in the third quarter of 2007 will be impacted by the change in U.K. tax legislation discussed below, and any adjustment resulting from differences between the 2006 U.S. Federal tax provision and the tax return, which is typically filed in the third quarter of each year.

The U.K. enacted tax legislation on July 19, 2007 that will reduce the corporate income tax rate from 30% to 28% starting in 2008. In accordance with SFAS 109, MMC must re-measure deferred tax assets and liabilities that have been recognized in prior periods using the newly enacted tax rates in the period tax legislation is enacted. MMC estimates that the net adjustment from measuring the deferred tax assets and liabilities using the lower tax rate will result in an increase in tax expense in the third quarter 2007 approaching $20 million.

Liquidity and Capital Resources

Operating Cash Flows

MMC used $164 million of cash for operations for the six months ended June 30, 2007, compared with $375 million of cash used for operations for the same period in 2006. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.

As discussed in Note 14 to the consolidated financial statements, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions they had commenced against MMC and Marsh in October 2004. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million fund to compensate policyholder clients, of which $680 million was paid through June 1, 2007, and $170 million will be paid to the fund on or before June 1, 2008. This amount is included in Regulatory Settlements – current portion on the Consolidated Balance Sheets.

Financing Cash Flows

Net cash used for financing activities increased to $617 million for the period ended June 30, 2007 from $376 million for the same period in 2006, largely due to the payment of maturing senior notes as well as the funding of the accelerated share repurchase transaction in the second quarter, each discussed below.

MMC paid dividends of approximately $210 million ($0.38 per share) during the six months of 2007 as compared to $186 million ($0.34 per share) during the six months of 2006. MMC did not repurchase shares in 2006.

In the second quarter of 2007, MMC purchased shares related to its previously announced $500 million accelerated share repurchase transaction that was completed in July 2007. MMC received an initial tranche of 13.5 million shares of common stock in May 2007 and the second and final tranche of 2.5 million shares in July 2007. The initial tranche of 13.5 million shares were recorded as an increase in treasury shares in May 2007. The second tranche of 2.5 million shares will be reflected as an increase in treasury shares in July 2007 and did not reduce either basic or diluted shares outstanding as of June 30, 2007.

During 2007, MMC utilized commercial paper and bank borrowings, as well as cash on hand, to manage liquidity, including the funding of maturing bonds and the repurchase of shares. During the first quarter of 2007, MMC’s 5.375%, $500 million senior notes matured. At June 30, 2007, commercial paper outstanding was $478 million. MMC’s 5.5% 3-year floating rate $500 million senior notes matured on July 13, 2007, and the repayment was funded with commercial paper borrowings. As noted below, MMC expects to use part of the proceeds from the August 2007 Putnam transaction to reduce outstanding commercial paper.

In December 2005, MMC and certain of its foreign subsidiaries entered into a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. At June 30, 2007, approximately $100 million was outstanding under the facility.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB by Standard & Poor’s. MMC’s short term debt is currently rated P-2 by Moody’s and A-2 by Standard & Poor’s. MMC carries a negative outlook from both Moody’s and Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $152 million in the first six months of 2007 compared to cash provided by investing activities of $121 million for the same period in 2006. Cash generated by the sale of SCMS totaled $326 million in 2006. Cash used for acquisitions was $2 million during the first six months of 2007. Cash used for acquisitions in the second quarter of 2006 totaled $88 million. Remaining deferred cash payments of $12 million for acquisitions completed in the second quarter of 2007 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2007.

MMC’s additions to fixed assets and capitalized software, which amounted to $165 million in the first six months of 2007 and $128 million in the six months of 2006, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

As previously discussed, the Putnam transaction closed on August 3, 2007. Proceeds to MMC from the transaction, after taxes and minority interest, are expected to approach $2.5 billion. MMC will recognize the gain from this transaction in the third quarter 2007. Following the close of the Putnam transaction, MMC’s Board of Directors authorized a $1.5 billion share repurchase program. This program is incremental to the $500 million accelerated share repurchase program discussed above. In addition, MMC expects to reduce commercial paper borrowings by $1 billion.

MMC has committed to potential future investments of approximately $81 million in connection with its investments in Trident II and other funds managed by Stone Point Capital. At June 30, 2007, MMC has no future commitments related to Trident III, as those commitments were assumed by MMC’s U.K. pension plan when the investment in Trident III was contributed to the plan in December 2006. The majority of MMC’s investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments. Any remaining capital calls for Trident II would relate to follow-on investments in existing portfolio companies or for management fees or other partnership expenses. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio in 2007 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Commitments and Obligations

MMC’s contractual obligations were comprised of the following as of June 30, 2007 (dollars in millions):

	Payment due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 years
Contractual Obligations
Commercial Paper	$ 478	$ 478	$ -	$ -	$ -
Bank Borrowings-International	105	105	-	-	-
Current portion of long-term debt	758	758	-	-	-
Long-term debt	3,613	-	417	816	2,380
NYAG/NYSID settlement	170	170	-	-	-
Net operating leases	3,181	418	686	541	1,536
Service agreements	179	78	72	23	6
Other long-term obligations	17	13	4	-	-

Total	$8,501	$2,020	$1,179	$1,380	$3,922

MMC’s obligations exclude any reserves for income taxes under FIN 48 as it is unable to reasonably predict the timing of settlement of these reserves at June 30, 2007.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds, including the Trident funds. Publicly traded investments of $28 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $71 million are accounted for using the cost method and $274 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 1A. Risk Factors.

MMC and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones facing MMC and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding MMC’s purchases of its common stock on a monthly basis during the second quarter of 2007. All repurchases in the quarter occurred pursuant to a $500 million accelerated share repurchase transaction announced on May 11, 2007.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	-	-		-	-
May 1, 2007 - May 31, 2007	13,464,749	$31.2105	(2)	13,464,749	-
June 1, 2007 - June 30, 2007	-	-		-	-

Total	13,464,749	$31.2105	(2)	13,464,749	-

(1)	On May 11, 2007, MMC announced its entry into a $500 million accelerated share repurchase transaction (the “ASR Transaction”) with a financial institution counterparty. Under the terms of the ASR Transaction, in May 2007 MMC paid the full $500 million purchase price and took delivery from the counterparty of an initial quantity of 13,464,749 shares of MMC common stock. Based on the price of MMC stock over a subsequent settlement period, in July 2007 the counterparty delivered to MMC an additional 2,555,519 shares for no additional payment. MMC thus repurchased a total of 16,020,268 shares in the ASR Transaction, for a total cost of $500 million and an average price per share to MMC of $31.2105.

(2)	As described in note (1), MMC repurchased a total of 16,020,268 shares of its common stock in the ASR Transaction, at an average price per share to MMC of $31.2105. In the second quarter of 2007, MMC paid the entire $500 million purchase price and took delivery of 13,464,749 of the 16,020,268 shares ultimately delivered. The initial share delivery was based on the contract's cap price per share to MMC of $37.1340.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of MMC was held on May 17, 2007. Represented at the meeting were 490,392,539 shares, or 89%, of MMC’s 550,830,240 shares of common stock outstanding and entitled to vote at the meeting. Stockholders took the following actions at the meeting:

1.	MMC’s stockholders elected the two (2) director nominees named below to a three-year term expiring in May 2010, with each receiving the following votes:

Director Nominee	Number of Shares Voted For	Number of Shares Voted Against
Zachary W. Carter	427,194,817	41,538,255
Oscar Fanjul	426,397,732	42,303,788

The following directors continued in their terms of office as directors following the Meeting:

Terms expiring in May 2008: Michael G. Cherkasky; Stephen R. Hardis; The Rt. Hon. Lord Lang of Monkton, DL; Morton O. Schapiro; Adele Simmons

Terms expiring in May 2009: Leslie M. Baker, Jr.; Gwendolyn S. King; Marc D. Oken; David A. Olsen

2.	Stockholders ratified Deloitte & Touche LLP as MMC’s independent auditor for the year ending December 31, 2007, with a favorable vote of 483,068,375 of the shares represented (4,004,577 against and 3,319,585 abstaining).

3.	Stockholders approved management’s proposal to amend the Marsh & McLennan Companies Stock Purchase Plan for International Employees to increase the number of shares available under the plan. The proposal received 427,375,098 votes in favor, 6,286,389 against and 3,960,969 abstentions. There were 52,770,083 broker nonvotes on this proposal.

4.	A stockholder proposal to request MMC to provide reports regarding company political contributions was not approved. This proposal received 91,148,852 votes in favor, 264,146,685 votes against and 82,326,920 abstentions. There were 52,770,083 broker nonvotes on this proposal.

Item 5. Other Information.

None.

Item 6. Exhibits.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Date: August 9, 2007	/s/ Matthew B. Bartley
	Name:	Matthew B. Bartley
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications