Form 10-Q
period 2007-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2007-11-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒ .

As of October 31, 2007, there were outstanding 520,150,294 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: future actions by regulators; the outcome of contingencies; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of restructuring and other cost-saving initiatives; share repurchase programs; the expected impact of acquisitions and dispositions; and MMC’s cash flow and liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•	the economic and reputational impact of litigation and regulatory proceedings described in the notes to our financial statements;

•	our ability to achieve profitable revenue growth in our risk and insurance services segment by providing both traditional insurance brokerage services and additional risk advisory services;

•	our ability to retain existing clients and attract new business, and our ability to recruit and retain key employees;

•	revenue fluctuations in risk and insurance services relating to the effect of new and lost business production and the timing of policy inception dates;

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2007	2006	2007	2006
Revenue:
Service revenue	$2,718	$2,486	$8,269	$7,715
Investment income (loss)	76	46	156	125

Operating revenue	2,794	2,532	8,425	7,840

Expense:
Compensation and benefits	1,790	1,589	5,159	4,816
Other operating expenses	810	699	2,412	2,180

Operating expenses	2,600	2,288	7,571	6,996

Operating income	194	244	854	844
Interest income	30	15	64	42
Interest expense	(65)	(75)	(211)	(231)

Income before income taxes and minority interest	159	184	707	655
Income taxes	75	48	251	185
Minority interest, net of tax	4	3	8	6

Income from Continuing Operations	80	133	448	464
Discontinued Operations, net of tax	1,865	43	1,942	300

Net Income	$1,945	$176	$2,390	$764

Basic income per share – Continuing Operations	$0.15	$0.24	$0.82	$0.85
– Net Income	$3.64	$0.32	$4.39	$1.39

Diluted income per share – Continuing Operations	$0.15	$0.24	$0.81	$0.84
– Net Income	$3.60	$0.31	$4.31	$1.36

Weighted average number of shares outstanding – Basic	534	550	545	549
– Diluted	540	554	553	555

Dividends declared per share	$0.19	$0.17	$0.76	$0.51

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions of dollars)	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,819	$2,015

Receivables
Commissions and fees	2,655	2,340
Advanced premiums and claims	76	82
Other	452	452

	3,183	2,874
Less-allowance for doubtful accounts and cancellations	(182)	(156)

Net receivables	3,001	2,718

Assets of discontinued operations	—	1,921
Other current assets	332	322

Total current assets	6,152	6,976

Goodwill and intangible assets	7,756	7,595
Fixed assets	983	990
(net of accumulated depreciation and amortization of $1,416 at September 30, 2007 and December 31, 2006)
Long-term investments	96	124
Pension related assets	713	613
Other assets	1,843	1,839

	$17,543	$18,137

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In millions of dollars)	September 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$262	$1,111
Accounts payable and accrued liabilities	1,596	2,486
Regulatory settlements – current portion	176	178
Accrued compensation and employee benefits	1,073	1,230
Accrued income taxes	967	131
Dividends payable	99	—
Liabilities of discontinued operations	—	782

Total current liabilities	4,173	5,918

Fiduciary liabilities	3,454	3,587
Less – cash and investments held in a fiduciary capacity	(3,454)	(3,587)

	—	—
Long-term debt	3,607	3,860
Regulatory settlements	—	173
Retirement and postemployment benefits	1,014	1,085
Liabilities for errors and omissions	632	624
Other liabilities	1,195	658

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2007 and December 31, 2006	561	561
Additional paid-in capital	1,110	1,138
Retained earnings	7,648	5,691
Accumulated other comprehensive loss	(1,010)	(1,272)

	8,309	6,118
Less – treasury shares, at cost, 40,898,868 shares at September 30, 2007 and 8,727,764 shares at December 31, 2006	(1,387)	(299)

Total stockholders’ equity	6,922	5,819

	$17,543	$18,137

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30, (In millions of dollars)	2007	2006
Operating cash flows:
Net income	$2,390	$764
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	278	268
Amortization of intangible assets	60	75
Provision for deferred income taxes	68	140
Gains on investments	(169)	(141)
Disposition of assets	(1,844)	(175)
Accrual of stock-based compensation	62	93
Changes in assets and liabilities:
Net receivables	(363)	(26)
Other current assets	396	(231)
Other assets	110	(117)
Accounts payable and accrued liabilities	(395)	39
Accrued compensation and employee benefits	(245)	(225)
Accrued income taxes	(2)	(259)
Other liabilities	(199)	(145)
Effect of exchange rate changes	(76)	77

Net cash provided by operations	71	137

Financing cash flows:
Proceeds from issuance of debt	3	318
Repayments of debt	(1,114)	(781)
Purchase of treasury shares	(1,300)	—
Issuance of common stock	169	141
Dividends paid	(313)	(280)

Net cash used for financing activities	(2,555)	(602)

Investing cash flows:
Capital expenditures	(262)	(168)
Net sales (purchases) of long-term investments	32	(41)
Proceeds from sales related to fixed assets	6	8
Dispositions	3,357	375
Acquisitions	(137)	(131)
Other, net	1	29

Net cash provided by investing activities	2,997	72

Effect of exchange rate changes on cash and cash equivalents	217	42

Increase (decrease) in cash and cash equivalents	730	(351)
Cash and cash equivalents at beginning of period	2,089	2,033

Cash and cash equivalents at end of period	2,819	1,682
Cash and cash equivalents – reported as discontinued operations	—	(113)

Cash and cash equivalents – continuing operations	$2,819	$1,569

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC’s three business segments are: risk and insurance services; consulting; and risk consulting & technology. As noted below, on August 3, 2007 Great-West Lifeco Inc. completed its purchase of Putnam, MMC’s former investment management segment.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh, Guy Carpenter and Risk Capital Holdings.

The consulting segment provides advice and services to the managements of organizations in the areas of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and the Oliver Wyman Group.

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

On August 3, 2007, Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, completed its purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase included Putnam’s interest in the T.H. Lee private equity business. The pre-tax gain of $3.0 billion ($1.9 billion net of tax), Putnam’s results through August 2, 2007, and comparative results are included in discontinued operations in the accompanying consolidated statements of income.

2. Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”) and the financial information MMC filed on Form 8-K dated June 11, 2007 (the “June 2007 8-K”), which reflects the classification of Putnam as a discontinued operation.

The financial information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three- and nine-month periods ended September 30, 2007 and 2006.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance or consulting companies and investments in private equity funds.

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $149 million and $135 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables amounted to $8.7 billion at September 30, 2007 and December 31, 2006. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arise. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

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

Diluted net income per share and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliation of net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items related to the calculation of diluted weighted average common shares outstanding are the same for continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions, except average stock price)
Net income	$1,945	$176	$2,390	$764
Less: Potential minority interest associated with the Putnam Class B Common Shares*	—	(4)	(5)	(9)

Income for diluted earnings per share	$1,945	$172	$2,385	$755

Basic weighted average common shares outstanding	534	550	545	549
Dilutive effect of potentially issuable common shares	6	4	8	6

Diluted weighted average common shares outstanding	540	554	553	555

Average stock price used to calculate common stock equivalents	$27.62	$26.44	$29.63	$28.67

*	This item has no impact on MMC’s calculation of diluted earnings per share on a prospective basis after August 2, 2007.

5. Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the nine-month periods ended September 30, 2007 and 2006.

	2007	2006
	(In millions of dollars)
Interest paid	$251	$285
Income taxes paid	$147	$440

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories for the nine-month period ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006
	(In millions of dollars)
Net cash provided by operations	$17	$70
Net cash used for financing activities	$(8)	$(22)
Net cash provided by (used for) investing activities	$8	$(66)

6. Comprehensive Income

The components of comprehensive income for the nine-month periods ended September 30, 2007 and 2006 are as follows:

	2007	2006
	(In millions of dollars)
Foreign currency translation adjustments	$263	$184
Unrealized investment holding gains (losses), net of income taxes	5	5
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	(24)	(24)
Adjustments related to pension/retiree plans	18	3

Other comprehensive income	262	168
Net income	2,390	764

Comprehensive income	$2,652	$932

7. Acquisitions

In the nine months ended September 30, 2007 MMC made 3 acquisitions for total purchase consideration of $141 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets, along with contingent purchase consideration from prior year acquisitions, amounting to $97 million and $36 million, respectively. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment based on internal or external valuations as purchase accounting is finalized.

8. Discontinued Operations

On August 3, 2007, Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, completed its purchase of Putnam Investments Trust for $3.9 billion in cash. MMC recognized a pre-tax gain of $3.0 billion ($1.9 billion net of tax) in the third quarter of 2007. Putnam’s results of operations through August 2, 2007 and results for the prior year are included in discontinued operations in the accompanying consolidated statements of income. Putnam’s assets and liabilities are reported in discontinued operations in the accompanying consolidated balance sheets at December 31, 2006.

As part of the disposal of Putnam, MMC provided certain indemnities to GWL described in Note 15, and certain indemnities related to contingent tax liabilities. MMC has recorded a liability of approximately $220 million related to these indemnities. In accordance with the guidelines of FASB Interpretation No. 45 ("FIN 45"), MMC estimated the "fair value" of the indemnities based on a (i) probability weighted assessment of possible outcomes; or, (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by an MMC-affiliated professional economic valuation firm. As required by FIN 45, the amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded under SFAS No. 5 or FASB Interpretation No. 48 (for tax-related matters). The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating "fair value" as required by FIN 45 entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the liabilities calculated under FIN 45.

In the fourth quarter of 2006, Kroll completed the sale of Kroll Security International (“KSI”), its international high-risk asset and personal protection business. The financial results of KSI for 2006 are included in discontinued operations.

In the first quarter of 2006, MMC determined that Price Forbes, its U.K.-based insurance wholesale operation, met the criteria for classification as a discontinued operation. The financial results of Price Forbes for 2006, which include a charge to reduce the carrying amount of its assets to fair value less cost to sell, are included in discontinued operations. MMC completed the sale of Price Forbes in September 2006.

MMC sold its majority interest in Sedgwick CMS Holdings (“SCMS”), a provider of claims management and associated productivity services, on January 31, 2006. The financial results of SCMS for 2006 are included in discontinued operations.

Price Forbes and SCMS were part of MMC’s risk and insurance services segment, while KSI was part of MMC’s risk consulting & technology segment. Putnam represented MMC’s entire investment management segment.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions of dollars)
Total Revenue	$112	$393	$798	$1,129

Income before provision for income tax	$22	$81	$160	$220
Provision for income tax	10	30	71	88

Income from discontinued operations, net of tax	12	51	89	132

Gain (loss) on disposal of discontinued operations	2,970	(8)	2,970	298
Provision for income tax	1,117	—	1,117	130

Gain (loss) on disposal of discontinued operations, net of tax	1,853	(8)	1,853	168

Discontinued operations, net of tax	$1,865	$43	$1,942	$300

Summarized Balance Sheet data for discontinued operations is as follows:

December 31, 2006
(In millions of dollars)
Assets of discontinued operations:
Current assets	$779
Fixed assets, net	53
Goodwill and intangible assets	180
Long-term investments	473
Other assets	436

Total assets of discontinued operations	$1,921

Liabilities of discontinued operations	$782

9. Goodwill and Other Intangibles

Under SFAS 142, MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year, using an external valuation firm to develop the fair value of its reporting units. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. MMC completed its 2007 annual review in the third quarter of 2007 and concluded that goodwill is not impaired. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

	2007	2006
	(In millions of dollars)
Balance as of January 1,	$7,206	$7,121
Goodwill acquired	97	105
Other adjustments (a)	62	34

Balance as of September 30,	$7,365	$7,260

(a)	Primarily includes foreign exchange and purchase accounting adjustments.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.8 billion; Risk Consulting & Technology, $1.7 billion; and Consulting, $1.9 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	September 30, 2007			December 31, 2006
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
	(In millions of dollars)
Amortized intangibles	$707	$316	$391	$655	$266	$389

Aggregate amortization expense for the nine months ended September 30, 2007 and 2006, was $49 million and $63 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
Estimated Expense
(In millions of dollars)
2007 (including amounts incurred through September 30)	$66
2008	63
2009	53
2010	45
2011	39
Subsequent years	174

$440

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

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	For the Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$57	$58	$2	$1
Interest cost	140	121	3	3
Expected return on plan assets	(199)	(173)	—	—
Amortization of prior service credit	(13)	(14)	(3)	(3)
Recognized actuarial loss	54	59	—	—

Net Periodic Benefit Cost	$39	$51	$2	$1

	Combined U.S. and significant non-U.S. Plans
	For the Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$170	$168	$5	$4
Interest cost	415	357	11	11
Expected return on plan assets	(589)	(509)	—	—
Amortization of prior service credit	(41)	(40)	(10)	(10)
Recognized actuarial loss	154	175	2	2

Net Periodic Benefit Cost	$109	$151	$8	$7

Curtailment (gain) loss	(2)	3	—	—
Settlement (gain) loss	(2)	5	—	—
Special termination benefits	2	4	—	—

Total Expense	$107	$163	$8	$7

	U.S. Plans only
	For the Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	(In millions of dollars)
	2007	2006	2007	2006
Service cost	$19	$21	$1	$1
Interest cost	49	45	2	2
Expected return on plan assets	(66)	(63)	—	—
Amortization of prior service credit	(13)	(13)	(3)	(3)
Recognized actuarial loss	22	24	—	—

Net Periodic Benefit Cost	$11	$14	$—	$—

	U.S. Plans only
	For the Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$62	$62	$4	$3
Interest cost	147	136	8	8
Expected return on plan assets	(200)	(189)	—	—
Amortization of prior service credit	(40)	(40)	(10)	(10)
Recognized actuarial loss	61	72	1	2

Net Periodic Benefit Cost	$30	$41	$3	$3

	Significant non-U.S. Plans only
	For the Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$38	$37	$1	$—
Interest cost	91	76	1	1
Expected return on plan assets	(133)	(110)	—	—
Amortization of prior service credit	—	(1)	—	—
Recognized actuarial loss	32	35	—	—

Net Periodic Benefit Cost	$28	$37	$2	$1

	Significant non-U.S. Plans only
	For the Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions of dollars)
Service cost	$108	$106	$1	$1
Interest cost	268	221	3	3
Expected return on plan assets	(389)	(320)	—	—
Amortization of prior service credit	(1)	—	—	—
Recognized actuarial loss	93	103	1	—

Net Periodic Benefit Cost	$79	$110	$5	$4

Curtailment (gain) loss	(2)	3	—	—
Settlement (gain) loss	(2)	5	—	—
Special termination benefits	2	4	—	—

Total Expense	$77	$122	$5	$4

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Weighted average assumptions:
Expected return on plan assets	8.2%	8.4%	—	—
Discount rate	5.4%	5.1%	5.8%	5.6%
Rate of compensation increase	3.8%	3.8%	—	—

11. Debt

MMC’s outstanding debt is as follows:

	September 30, 2007	December 31, 2006
	(In millions of dollars)
Short-term:
Bank borrowings	$2	$8
Current portion of long-term debt	260	1,103

	$262	$1,111

Long-term:
Senior notes – 7.125% due 2009	$400	$399
Senior notes – 5.375% due 2007 (4.0% effective interest rate)	—	501
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	260	262
Senior notes – 3.625% due 2008	250	250
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	295
Senior notes – 5.375% due 2014	647	647
Senior notes – 3 year floating rate note due 2007	—	500
Senior notes – 5.15% due 2010	548	548
Senior notes – 5.75% due 2015	746	746
Mortgage – 5.70% due 2035	463	467
Bank borrowings—International (5.71%)	—	94
Other	8	5

	3,867	4,963
Less current portion	260	1,103

	$3,607	$3,860

Bank borrowings included in short term debt reflect a bilateral credit facility located outside the U.S. The weighted average interest rates on outstanding borrowings at September 30, 2007 and December 31, 2006 are 11.2% and 12.8%, respectively.

During the first quarter of 2007, MMC’s 5.375% five-year fixed rate $500 million senior notes matured and on July 13, 2007, MMC’s three-year floating rate $500 million senior notes matured. MMC used commercial paper borrowings and borrowings from its revolving credit facility, as well as cash on hand to manage liquidity, including the funding of the maturing bonds. The commercial paper and revolving credit facility borrowings were repaid using proceeds from the Putnam transaction. There was no commercial paper or revolving credit facility borrowings outstanding at September 30, 2007.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. At September 30, 2007, there was no balance outstanding under this facility.

12. Restructuring Costs

2006 Plan

In September 2006, MMC announced that it would undertake restructuring activities designed to enhance operational efficiencies and improve profitability (the “2006 Plan”). The restructuring activities are expected to be implemented in several phases – Phase 1, which began in September 2006, and one or more additional phases. In connection with Phase 1 of the 2006 Plan, MMC incurred net restructuring charges of $7 million during the first nine months of 2007, primarily related to severance and benefits as follows: risk and insurance services, $1 million; corporate, $4 million; and consulting, $2 million. Utilization of the 2006 Plan charges for Phase 1 is summarized as follows:

	Accrued in 2006	Utilized in 2006	Utilized in 2007	Additions/ Changes in Estimates 2007	Remaining Liability at 9/30/07
	(In millions of dollars)
Severance and benefits	$59	$(21)	$(37)	$8	$9
Future rent on non-cancelable leases	6	(6)	—	—	—
Other exit costs (credits)	(55)	58	(2)	(1)	—

	$10	$31	$(39)	$7	$9

As part of its ongoing review of operations in December 2006, Marsh identified actions that are expected to result in the elimination of 170 employee positions through staff reductions and attrition. These actions are expected to result in charges of approximately $45 million related to severance and exit costs for facilities. In the first nine months of 2007, Marsh incurred aggregate costs of $27 million related to these actions, primarily related to severance and exit costs for facilities. Utilization of the charges is as follows:

	Accrued in 2006	Utilized in 2006 and 2007	Additions/ Changes in Estimates 2007	Remaining Liability at 9/30/07
	(In millions of dollars)
Severance and benefits	$7	(16)	$25	$16
Future rent on non-cancelable leases	7	(3)	2	6

	$14	$(19)	$27	$22

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with the 2005 Plan, MMC recorded an expense of $3 million in the nine months ended September 30, 2007, in risk and insurance services. Utilization of the 2005 Plan charges is summarized as follows:

	Accrued in 2005 and 2006	Utilized in 2005 and 2006	Additions/ Changes in Estimates 2007	Utilized in 2007	Remaining Liability at 9/30/07
	(In millions of dollars)
Severance and benefits	$228	$(215)	$—	$(4)	$9
Future rent on non-cancelable leases	145	(80)	5	(23)	47
Other exit costs	3	6	(2)	1	8

	$376	$(289)	$3	$(26)	$64

The expenses associated with the restructuring plans are included in Compensation and benefits or in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

13. Common Stock

On August 24, 2007, MMC entered into an $800 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, in August 2007 MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21,320,530  shares of MMC common stock, which were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the delivery date. This number of shares was the quotient of the $800 million purchase price divided by a contractual “cap” price of $37.5225 per share. Based on the market price of MMC’s common stock over a subsequent settlement period expected to end not later than the first quarter of 2008, MMC expects to receive an additional delivery of shares from the counterparty for no additional payment. The number of additional shares to be so delivered, and thus the average price per share to MMC for the transaction as a whole, cannot be determined until the end of the settlement period.

On May 11, 2007, MMC entered into a $500 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, in May 2007 MMC paid the full $500 million purchase price and took delivery from the counterparty of an initial tranche of 13,464,749 shares of MMC common stock. Based on the market price of MMC’s common stock over a subsequent settlement period, in July 2007 the counterparty delivered to MMC an additional 2,555,519 shares for no additional payment and the transaction was concluded. MMC thus repurchased a total of 16,020,268 shares in the transaction, for a total cost of $500 million and an average price per share to MMC of $31.2105. The repurchased shares were reflected as an increase in Treasury Shares (a decrease in shares outstanding) on the respective delivery dates.

14. Stockholder Rights Plan

On September 29, 2007, MMC’s Amended and Restated Rights Agreement, dated as of January 20, 2000 between MMC and the Harris Trust Company of New York, as rights agent, expired pursuant to its terms.

15. Claims, Lawsuits and Other Contingencies

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

Pursuant to the Settlement Agreement, MMC established a fund of $850 million (the “Fund”), payable over four years, for policyholder clients in the U.S. who placed insurance through Marsh between 2001 and 2004. Approximately 70,000 eligible policyholders have elected to receive an aggregate distribution of approximately $770 million under the Fund. Clients electing to participate in the Fund have tendered a release relating to the matters alleged in the NYAG Lawsuit and the Citation, except for claims that are based upon, arise out of or relate to the purchase or sale of MMC securities. No portion of the Fund represents a fine or penalty against MMC or Marsh and no portion of the Fund will revert to MMC or Marsh.

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

In August 2005, two consolidated amended complaints were filed in the MDL Cases (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders), which as against MMC and certain affiliates alleged statutory claims for violations of the federal Racketeering Influenced and Corrupt Organizations (“RICO”) Act and federal and state antitrust laws, together with common law claims for breach of fiduciary duty and unjust enrichment. The complaints sought a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. In August and September 2007, the court dismissed with prejudice all of the federal antitrust and RICO claims asserted in both complaints. The court also dismissed without prejudice all of the state law claims in the “commercial” complaint. The court has not yet ruled on the state law claims in the “employee benefits” complaint. On October 10, 2007, the plaintiffs in the “commercial” case filed a notice of appeal.

In July 2007, two putative class actions purportedly brought on behalf of policyholders were filed in federal courts in the Southern District of Florida and the Southern District of New York, respectively, in each case against MMC, Marsh, certain insurers and other insurance brokers. These putative class actions relate to the same practices alleged in the NYAG Lawsuit, but with respect to insurance coverage placed with Certain Underwriters at Lloyd’s, London. These cases have been conditionally transferred to the District of New Jersey.

Four class or representative actions on behalf of policyholders are pending in state courts. There are also 25 actions brought by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit. In addition, two putative class actions and one individual policyholder action are pending in Canada.

•

In January 2005, the State of Connecticut brought an action against MMC, Marsh and certain Marsh subsidiaries in Connecticut Superior Court. The State’s complaint alleges that the defendants violated Connecticut’s Unfair Trade Practices Act by accepting $50,000 from an insurer in connection with a placement Marsh made for the State; violated Connecticut’s antitrust and unfair trade practices acts by engaging in bid-rigging and other improper conduct that purportedly damaged particular customers and inflated insurance premiums; improperly accepted contingent commissions and concealed these commissions from their clients; and engaged in negligent misrepresentation and breach of fiduciary duty. The State seeks various monetary damages and injunctive relief. Discovery has been stayed pending procedural motions.

•

In March 2006, the State of Florida brought an action against MMC, Marsh and certain Marsh subsidiaries in Florida state court, alleging that the defendants violated Florida’s RICO and antitrust laws by engaging in bid-rigging and other improper conduct which inflated insurance premiums, and by receiving undisclosed additional compensation. The complaint alleges that these actions caused damage to the State, Florida governmental entities and Florida businesses and residents, and seeks the forfeiture of all undisclosed compensation, treble damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief. Discovery has commenced in this action.

•

On August 24, 2007, the State of Ohio brought an action against MMC, Marsh and four insurance companies in Ohio state court. The complaint alleges that the defendants violated Ohio’s antitrust laws by engaging in bid-rigging, allocation of customers and other improper conduct which inflated insurance premiums. The State seeks damages, statutory forfeiture and injunctive and other equitable relief.

•

A consolidated purported class action is pending in the United States District Court for the Southern District of New York on behalf of individuals and entities who purchased or acquired MMC’s publicly-traded securities during the purported class period of October 14, 1999 to October 13, 2004 (the “MMC SDNY Securities Case”). The complaint names MMC, Marsh, MMC’s former CEO and one former Marsh officer as defendants. The plaintiffs allege, among other things, that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs also allege that MMC failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid-rigging” and soliciting fictitious quotes.

•

The complaint includes factual allegations similar to those asserted in the NYAG Lawsuit, as well as factual allegations concerning alleged misconduct at Mercer and Putnam, and alleged conflicts of interest associated with MMC’s former private equity subsidiary, MMC Capital. The complaint includes claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 of the Securities Act of 1933, based on MMC’s allegedly false or incomplete disclosures. MMC has responded to the complaint and discovery in this matter has commenced. The federal securities claims in a separate shareholder action were transferred for consideration in connection with the federal securities claims asserted in the MMC SDNY Securities Case. The plaintiff in this separate action has purported to assert an individual claim under Section 14(a) of the Securities Exchange Act of 1934, which MMC has moved to dismiss.

•

A number of individual shareholder actions against MMC and others are pending in various state courts. One such action filed in California state court has been removed and transferred for inclusion in the MMC SDNY Securities case. Individual shareholder actions are also pending in New York, Oregon and California state courts.

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

•

A proceeding consolidating twenty purported class actions alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), is pending in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of the Marsh & McLennan Companies Stock Investment Plan (the “Plan”). The consolidated complaint names MMC and various current and former employees, officers and directors as defendants and alleges, among other things, that in view of the purportedly fraudulent bidding activity and the receipt of contingent commissions pursuant to the market service agreements referred to above, the defendants knew or should have known that the investment of the Plan’s assets in MMC stock was imprudent. The consolidated complaint also asserts that certain defendants failed to provide the Plan’s participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The consolidated complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. The amount of Plan assets invested in MMC stock at October 13, 2004 (immediately prior to the announcement of the NYAG Lawsuit) was approximately $1.2 billion. The consolidated complaint alleges that during the purported class period, which extends from July 1, 2000 until January 31, 2005, MMC’s stock price fell from $52.22 to $32.50. In December 2006, the court granted in part and denied in part the motions to dismiss filed by MMC and the other defendants. Discovery is underway in this matter.

•

In February 2005, the plaintiffs in a shareholder derivative suit pending in the Delaware Court of Chancery (the “AIG Delaware Suit”) against the directors and officers of American International Group, Inc. (“AIG”) filed a consolidated complaint which, as amended through September 2007, names as additional defendants MMC, Marsh, Marsh USA Inc., Marsh Global Broking Inc. (collectively, the “MMC Corporate Defendants”), MMC’s former CEO, and fourteen former Marsh employees who either have pleaded guilty to certain criminal charges or have been indicted (the former CEO and former employees, together with the MMC Corporate Defendants, the “MMC Defendants”). The AIG Delaware Suit alleges, among other things, that the MMC Defendants, certain AIG employees and others engaged in conspiracy and common law fraud with respect to the alleged misconduct described in the NYAG Lawsuit, including, but not limited to, illegal bid-rigging and kickback schemes, and that AIG was harmed thereby. This action further alleges that the MMC Corporate Defendants aided and abetted the current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct and that the MMC Corporate Defendants were unjustly enriched. The consolidated complaint asserts that the MMC Defendants are liable to AIG for damages and also seeks the return of all contingent commission payments made by AIG to the MMC Corporate Defendants. A derivative suit (the “AIG Federal Suit”) based on similar factual allegations is pending in the United States District Court for the Southern District of New York. The AIG Federal Suit currently is stayed pursuant to a stipulated order. Following review of the AIG Delaware Suit and the AIG Federal Suit by a special litigation committee established by the AIG board of directors, the derivative plaintiffs in the AIG Delaware Suit filed an amended complaint against the MMC Defendants and certain other defendants. The MMC Corporate Defendants have moved to dismiss the claims asserted against them in the AIG Delaware Suit.

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

Putnam-Related Matters

On August 3, 2007, Great-West Lifeco Inc. (“GWL”), a majority-owned subsidiary of Power Financial Corporation, completed its purchase of Putnam Investments Trust (the “Putnam Closing”). Under the terms of the stock purchase agreement with GWL (the “Putnam Purchase Agreement”), a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by MMC with the SEC on February 1, 2007, MMC agreed to indemnify GWL with respect to certain Putnam-related litigation and regulatory matters following the Putnam Closing. The matters described below, insofar as they involve claims against Putnam, may be subject to MMC’s indemnification obligations under the Putnam Purchase Agreement.

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

MMC and Putnam have received a substantial number of civil complaints, filed in various state and federal courts, based on allegations of "market-timing" and, in some cases, "late trading" activities. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings. In September 2004, the lead plaintiffs in those cases filed consolidated amended complaints, which MMC and Putnam moved to dismiss. The following summarizes the status of these matters pending in the District of Maryland.

•

Putnam is a defendant in a complaint filed on behalf of a putative class of investors in certain Putnam Funds (the “Putnam Class Action”). A separate complaint filed by certain fund investors purporting to assert derivative claims on behalf of all Putnam Funds (the “Putnam Derivative Action”) named as defendants MMC, Putnam, various Putnam affiliates, certain trustees of the Putnam Funds, certain present and former Putnam officers and employees, and persons and entities that allegedly engaged in or facilitated market-timing or late trading activities in the Putnam Funds. Both suits seek to recover unspecified damages allegedly suffered by the funds and their shareholders as a result of purported market-timing and late trading activity that allegedly occurred in certain Putnam Funds. The Putnam Derivative Action seeks additional relief, including termination of the investment advisory contracts between Putnam and the Funds, cancellation of the Funds’ 12b-1 plans and the return of all advisory and 12b-1 fees paid by the Funds over a certain period of time. In the Putnam Derivative Action, the court has dismissed all claims against MMC and all claims against Putnam except a claim under Section 36(b) of the Investment Company Act. The amended complaint in the Putnam Class Action asserts against Putnam claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Section 36(b) of the Investment Company Act of 1940. The parties are engaged in discovery in this matter.

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

•

MMC, Putnam, and various of their current and former officers, directors and employees have been named as defendants in two consolidated amended complaints that purportedly assert class action claims under ERISA (the “ERISA Actions”). The ERISA Actions, which have been brought by participants in MMC’s Stock Investment Plan and Putnam’s Profit Sharing Retirement Plan, allege, among other things, that, in view of the market-timing trading activity that was allegedly allowed to occur at Putnam, the defendants knew or should have known that the investment of the plans’ funds in MMC stock and the Putnam Funds was imprudent and that the defendants breached their fiduciary duties to the plan participants in making these investments. The ERISA Actions seek unspecified damages and equitable relief, including the restoration to the plans of all profits the defendants allegedly made through the use of the plans’ assets, an order compelling the defendants to make good to the plans all losses to the plans allegedly resulting from defendants’ alleged breaches of their fiduciary duties, and the imposition of a constructive trust on any amounts by which any defendant allegedly was unjustly enriched at the expense of the plans. In September 2006, the ERISA Action regarding the Putnam Profit Sharing Retirement Plan was dismissed against all defendants. The plaintiff has appealed that decision. In November 2006 the parties agreed to stay the ERISA Action regarding the MMC Stock Investment Plan.

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

“Excessive Fee”-Related Litigation

Putnam Investment Management LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares (the “Putnam Excessive Fee Litigation”). Plaintiffs seek, among other things, to recover certain advisory and distribution fees paid to defendants, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. The parties are engaged in discovery. Pursuant to Article 11.02(a)(iii) of the Putnam Purchase Agreement, MMC agreed to indemnify GWL following the Putnam Closing for any and all Damages (as defined therein) resulting from, caused by or arising out of (i) the Putnam Excessive Fee Litigation and (ii) any claim, action, suit, investigation, proceeding or inquiry arising before or within the third anniversary of the Putnam Closing that results from the same specific conduct (i.e., the same particular actions or conduct at the same particular time and involving the same mutual funds) involving “excessive fees” purportedly violating Section 36(b) of the Investment Company Act that is the subject of the Putnam Excessive Fee Litigation.

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

•

In late 2006, the Connecticut Attorney General’s office served Guy Carpenter with interrogatories and document requests as part of an investigation relating to the operation of certain reinsurance facilities involving Guy Carpenter. On October 4, 2007, the State of Connecticut brought a civil action against Guy Carpenter in Connecticut state court, alleging that Guy Carpenter had violated the Connecticut

Antitrust and Unfair Trade Practices Acts by allegedly engaging in allocation of markets, price-fixing and other improper conduct in the operation of several reinsurance facilities over a period of decades. The complaint alleges that Guy Carpenter has caused damage to its insurance company clients and their customers, as well as to the general economy of Connecticut. Relief sought includes disgorgement of revenue, treble damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief. Guy Carpenter has removed the complaint to the federal District Court for the District of Connecticut. The Connecticut Attorney General’s office has stated publicly that its investigation of the reinsurance industry is ongoing.

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

•

In December 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC. The request sought documents concerning MMC’s historical disclosure of transactions by MMC or its subsidiaries in which transactions an MMC director, executive officer or 5% stockholder had a material interest. MMC has cooperated in the SEC enforcement staff’s investigation. The staff has recently notified MMC that it does not intend to pursue claims against MMC for intentional misconduct or claims of any type against individuals, but that it is considering recommending that the SEC authorize an enforcement action against MMC for potential violations of certain reporting provisions of the Securities Exchange Act of 1934. MMC plans to make a written submission to the SEC setting forth MMC’s view that an enforcement action is not warranted.

Other Matters Relating to MMC and its Subsidiaries

•

The governor of Alaska has introduced a bill in the state legislature seeking funding to institute a lawsuit against Mercer. Mercer understands that the lawsuit, if instituted, would seek potentially significant damages relating to Mercer’s performance of consulting services for Alaska’s public employee pension fund.

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

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames (such guarantee being hereinafter referred to as the “ILU Guarantee”). The policies covered by the ILU Guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2007, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the ILU Guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the ILU Guarantee.

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

The proceedings and other matters described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC’s management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters or the impact they may have on MMC’s consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). The principal reasons for this are that many of these cases, particularly the matters related to “market service agreements” and “market-timing”, remain in their early stages and only limited discovery has taken place. Thus, at this time, it is not possible to reasonably estimate the possible loss or range of loss on these matters. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC’s financial condition or the results of MMC’s operations in a future period.

16. Variable Interest Entities

In January 2007, MMC, through a subsidiary, invested approximately $25 million in MaRI Ltd. (“MaRI”) a Bermuda-domiciled reinsurance company. Following a return of capital in the third quarter of 2007, MMC’s investment in MaRI was $12.5 million at September 30, 2007. MaRI was created to provide reinsurance capacity for specified windstorm and earthquake risks for Marsh clients for a specifically defined underwriting period. MMC, through its subsidiary Victor O. Schinnerer & Company (Bermuda) Ltd., will also provide underwriting management services to MaRI. MMC’s maximum exposure to loss from MaRI is limited to its $12.5 million investment. MMC has concluded that it is not the primary beneficiary of MaRI under FIN 46(R).

17. Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

•	Risk and Insurance Services, comprising insurance services (Marsh), reinsurance services (Guy Carpenter), and Risk Capital Holdings;

•	Consulting, comprising Mercer and Oliver Wyman Group; and

•	Risk Consulting and Technology (Kroll)

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

Selected information about MMC’s operating segments for the nine-month periods ended September 30, 2007 and 2006 follows:

	Revenue		Operating Income
	(In millions of dollars)
2007 –
Risk and Insurance Services	$4,195	(a)	$449
Consulting	3,565	(b)	445
Risk Consulting & Technology	746	(c)	89

Total Operating Segments	$8,506		$983

Corporate / Eliminations	(81)		(129)

Total Consolidated	$8,425		$854

2006 –
Risk and Insurance Services	$4,089	(a)	$550
Consulting	3,115	(b)	349
Risk Consulting & Technology	738	(c)	104

Total Operating Segments	$7,942		$1,003

Corporate / Eliminations	(102)		(159)

Total Consolidated	$7,840		$844

(a)	Includes inter-segment revenue of $3 million and $5 million in 2007 and 2006, respectively, and interest income on fiduciary funds of $137 million and $126 million in 2007 and 2006, respectively.

(b)	Includes inter-segment revenue of $71 million and $90 million in 2007 and 2006, respectively, and interest income on fiduciary funds of $12 million and $9 million in 2007 and 2006, respectively.

(c)	Includes inter-segment revenue of $7 million in 2007 and 2006.

Operating segment revenue by product for the nine-month periods ended September 30, 2007 and 2006 is as follows:

	2007	2006
	(In millions of dollars)
Risk and Insurance Services
Insurance Services	$3,305	$3,261
Reinsurance Services	735	709
Risk Capital Holdings	155	119

Total Risk and Insurance Services	4,195	4,089

Consulting
Mercer	2,486	2,252
Oliver Wyman Group	1,079	863

Total Consulting	3,565	3,115

Risk Consulting & Technology	746	738

Total Operating Segments	8,506	7,942
Corporate Eliminations	(81)	(102)

Total	$8,425	$7,840

18. New Accounting Pronouncements

On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, MMC recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term "unrecognized tax benefits" in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million and $337 million of total gross unrecognized tax benefits at January 1, and September 30, 2007, respectively. The increase is primarily due to unrecognized tax benefits relating to the Putnam transaction that created temporary differences that will reverse in the future. Of these totals, $218 million and $214 million at January 1 and September 30, 2007, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods.

MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties at January 1, 2007 before any applicable federal benefit, was $40 million.

MMC is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service is examining tax years 2003 through 2005. New York is examining years 2000 through 2005 for various subsidiaries. California is examining years 2003 through 2005 and years 1997 through 2002 are in various stages of appeal. Massachusetts is examining years 1997 through 2004 for various subsidiaries. Inland Revenue in the United Kingdom is examining tax years 2002 through 2004 for various subsidiaries. Earlier years are closed in all of the foregoing jurisdictions. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations and has established appropriate liabilities in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC's net income or cash flows and on its effective tax rate in a particular future period.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of MMC's 2008 fiscal year. MMC is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between fair value and the carrying amount would be accounted for as a cumulative effect adjustment to retained earnings as of the date of adoption. MMC is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report. This Form 10-Q should be read in conjunction with MMC’s Annual Report on Form 10-K for the year ended December 31, 2006 and MMC’s current report on Form 8-K dated June 11, 2007 (the “June 2007 8-K”), which reflects the results of Putnam as a discontinued operation.

General

MMC is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including Marsh, the insurance broker and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Kroll, the risk consulting firm; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman, the management consultancy. With more than 55,000 employees worldwide and annual revenue of $11 billion, MMC provides analysis, advice and transactional capabilities to clients in more than 100 countries.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related services, and specialized management, economic and brand consulting services. Risk Consulting and Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services.

Please see Note 8 to the consolidated financial statements, which discusses the purchase of Putnam by Great-West Lifeco Inc. on August 3, 2007. The gain on sale and financial results of Putnam are recorded as discontinued operations in the consolidated income statements. The balance sheet account balances of Putnam are reported as discontinued operations in the accompanying consolidated balance sheet at December 31, 2006.

As described more fully below, results of operations in the third quarter and first nine months of 2007 and 2006 reflect, among other items:

•	the purchase of Putnam by Great-West Lifeco Inc. on August 3, 2007. The gain on sale of Putnam and its 2007 and comparative results of operations are included in discontinued operations;

•	the sale of Sedgwick Claims Management Services ("SCMS") in the first quarter of 2006, the gain on which appears in discontinued operations;

•	restructuring savings and charges under MMC’s 2005 and 2006 restructuring plans and 2006 cost-savings initiatives;

•

the classification of Price Forbes, MMC’s U.K.-based wholesale brokerage business, as a discontinued operation. The results of Price Forbes in 2006 include a charge to reduce the carrying amount of its assets to fair value; and

•	the classification of Kroll Security International (“KSI”) as a discontinued operation.

Critical Accounting Policies

For a description of critical accounting policies, including those which involve significant management judgment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements in the June 2007 8-K.

Consolidated Results of Operations

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(In millions, except per share figures)
Revenue:
Service Revenue	$2,718	$2,486	$8,269	$7,715
Investment Income (Loss)	76	46	156	125

Operating Revenue	2,794	2,532	8,425	7,840

Expense:
Compensation and Benefits	1,790	1,589	5,159	4,816
Other Operating Expenses	810	699	2,412	2,180

Operating Expenses	2,600	2,288	7,571	6,996

Operating Income	$194	$244	$854	$844

Income from Continuing Operations	$80	$133	$448	$464
Discontinued Operations, net of tax	1,865	43	1,942	300

Net Income	$1,945	$176	$2,390	$764

Income from Continuing Operations Per Share:
Basic	$0.15	$0.24	$0.82	$0.85

Diluted	$0.15	$0.24	$0.81	$0.84

Net Income Per Share:
Basic	$3.64	$0.32	$4.39	$1.39

Diluted	$3.60	$0.31	$4.31	$1.36

Average Number of Shares Outstanding:
Basic	534	550	545	549

Diluted	540	554	553	555

Consolidated operating income in the third quarter of 2007 decreased 20% to $194 million, resulting from a 14% increase in operating expenses partly offset by a 10% increase in operating revenue. The increase in consolidated revenue reflects increases in all business segments, primarily in the consulting segment which increased 14%, reflecting a 9% increase in underlying revenue (as defined below) and the impact of foreign exchange translation. The increase in consolidated expenses reflects generally higher compensation and benefit costs throughout the organization, favorable professional liability experience in 2006, increased advertising, primarily in insurance services, and the impact of foreign exchange translation, partly offset by reduced costs related to restructuring activities.

Consolidated operating income for the first nine months of 2007 increased 1% to $854 million, resulting from a 7% increase in revenue, partly offset by an 8% increase in operating expenses. The increase in consolidated revenue was primarily due to a 14% increase in consulting revenue, reflecting a 9% increase in underlying revenue and the impact of foreign exchange translation. The increase in consolidated expenses reflects higher compensation and benefit costs, favorable experiences in 2006 relate to professional liability costs, increased advertising, primarily in insurance services, plus the impact of foreign exchange translation, partly offset by reduced costs related to restructuring activities.

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam, MMC’s investment management segment. The gain on the disposal of Putnam and Putnam’s results of operations through August 2, 2007 and results for prior year are included in discontinued operations in the accompanying consolidated statements of income. In 2006, MMC sold its majority interest in SCMS, Price Forbes and KSI. In 2006, the operating results for these companies, as well as the gain on disposal of SCMS and the charge to reduce the carrying value of Price Forbes to fair value, are included in discontinued operations in the accompanying consolidated statements of income.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency translation, acquisitions and dispositions on MMC’s operating revenues by segment for the three- and nine-month periods ended September 30, 2007 compared to the same period in 2006 is as follows:

				Components of Revenue Change
	Three Months Ended September 30,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2007	2006
	(In millions, except percentage figures)
Risk and Insurance Services
Insurance Services	$1,039	$1,009	3%	3%	1%	(1)%
Reinsurance Services	226	214	5%	1%	—	4%
Risk Capital Holdings (a)	74	45	66%	—	—	66%

Total Risk and Insurance Services	1,339	1,268	6%	3%	1%	2%

Consulting
Mercer	844	762	11%	4%	—	7%
Oliver Wyman Group	374	304	23%	4%	2%	17%

Total Consulting	1,218	1,066	14%	4%	1%	9%

Risk Consulting & Technology	260	239	9%	2%	(4)%	11%

Total Operating Segments	2,817	2,573	10%	4%	—	6%
Corporate Eliminations	(23)	(41)

Total Revenue	$2,794	$2,532	10%	4%	—	6%

			% Change GAAP Revenue	Components of Revenue Change
	Nine Months Ended September 30,			Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2007	2006
	(In millions, except percentage figures)
Risk and Insurance Services
Insurance Services	$3,305	$3,261	1%	3%	—	(2)%
Reinsurance Services	735	709	4%	2%	—	2%
Risk Capital Holdings (a)	155	119	31%	—	—	31%

Total Risk and Insurance Services	4,195	4,089	3%	3%	—	—

Consulting
Mercer	2,486	2,252	10%	4%	—	6%
Oliver Wyman Group	1,079	863	25%	4%	4%	17%

Total Consulting	3,565	3,115	14%	4%	1%	9%

Risk Consulting & Technology	746	738	1%	2%	(3)%	2%

Total Operating Segments	8,506	7,942	7%	3%	1%	3%
Corporate Eliminations	(81)	(102)

Total Revenue	$8,425	$7,840	7%	3%	1%	3%

(a)	Risk Capital Holdings owns MMC’s investments in private equity funds and insurance and financial services firms.

Revenue

Consolidated revenue for the 2007 third quarter was $2.8 billion, a 10% increase compared with the same period in the prior year. Consolidated revenue increased 6% on an underlying basis.

Revenue in the risk and insurance services segment for the third quarter increased 6% from the same period in 2006. Underlying revenue increased 2% for the total risk and insurance services segment, reflecting a 4% increase in Reinsurance Services and a 1% decrease in Insurance Services. Consulting revenue increased 14%, resulting from a 11% increase in Mercer’s businesses and 23% growth in Oliver Wyman businesses. On an underlying basis, revenue increased 7% in Mercer, 17% in Oliver Wyman and 9% for the consulting segment in total. Revenue increased 9% in risk consulting & technology, 11% on an underlying basis, primarily due to an increase in Kroll’s technology business.

For the first nine months of 2007, risk and insurance services revenue increased 3% from the same period in 2006. Underlying revenue for the segment was flat versus prior year, and excluding the year-over-year impact of market service revenue, underlying revenue increased 1%. Consulting revenue increased 14%, resulting from a 25% increase in Oliver Wyman and a 10% increase in Mercer. Underlying revenue in the consulting segment increased 9%, reflecting increases of 17% at Oliver Wyman and 6% in Mercer. Risk consulting & technology revenue increased 1%, and 2% on an underlying basis.

Operating Expenses

Consolidated operating expenses in the third quarter and nine months of 2007 increased 14% and 8%, respectively, from the same period in 2006. The increase in operating expenses is due to higher compensation and benefit costs across all operating companies, favorable professional liability experience in the 2006 third quarter, increased advertising, primarily in insurance services, and the impact of foreign exchange translation, partly offset by reduced cost related to restructuring initiatives.

Restructuring and Related Activities

2006 Cost-Savings Initiative

In September 2006, MMC announced a cost-savings initiative related to firm-wide infrastructure, organization structure and operating company business processes (the “2006 Savings Initiative”), expected to result in annualized savings of approximately $350 million when fully implemented by the end of 2008, and to entail restructuring and related costs of approximately $225 million. The discussion below identifies the areas impacted and the savings expected as MMC implements the 2006 Savings Initiative.

The first phase of the 2006 Savings Initiative began in September 2006 and is now substantially complete, except for certain actions related to MMC's headquarters building. The first phase is expected to result in cost savings of approximately $160 million, comprised of $70 million from operating company process improvements and $90 million from corporate infrastructure and process improvements in IT, real estate and corporate functions. Through September 30, 2007, MMC incurred total costs of $50 million related to the first phase of the 2006 Savings Initiative, consisting of $17 million of restructuring charges and related charges totaling $33 million. These restructuring charges are net of a $74 million gain on the sale of 5 floors of MMC's New York headquarters building recorded in the fourth quarter of 2006. In the first nine months of 2007, MMC incurred restructuring costs of $7 million and related charges of $19 million, primarily related to accelerated amortization of leasehold improvements. The actions completed under the first phase through September 30, 2007 have resulted in annualized savings of approximately $135 million. The remaining savings under this phase are expected to be realized when MMC leases or sub-leases six remaining floors of its headquarters building.

From now through the end of 2008, MMC expects to implement further cost-savings actions under the 2006 Savings Initiative, focused on infrastructure improvements in information technology, procurement, human resources, finance and real estate. MMC expects the completion of these further activities to result in the level of total gross savings announced in September 2006. Management may redeploy these gross savings within MMC’s corporate infrastructure areas or the operating companies to achieve further infrastructure or processing improvements. MMC will disclose in its financial statements those activities that result in a restructuring plan or exit activity as defined under SFAS 146.

Separate from the 2006 Savings Initiative, Marsh has identified actions that it expects will result in the elimination of 170 employee positions through staff reductions and attrition. These actions are expected to result in annualized savings of approximately $40 million and result in additional charges of approximately $45 million related to severance and exit costs for facilities. Through September 30, 2007 these actions by Marsh have resulted in expected annualized savings of $30 million and charges of $41 million; $27 million of these charges were recorded for the first nine months of 2007.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc., a financial holding company controlled by Power

Financial Corporation, completed its purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase includes Putnam’s interest in the T.H. Lee private equity business. After the payment of taxes in December 2007, the cash proceeds to MMC after minority interest will approach $2.5 billion. The transaction resulted in a pre-tax gain of $3.0 billion ($1.9 billion after tax), which is included in discontinued operations. Putnam’s results of operations through August 2, 2007 and results for the prior year are included in discontinued operations in the accompanying consolidated statements of income. Putnam’s assets and liabilities are reported as discontinued operations in the accompanying balance sheet at December 31, 2006.

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

Risk and Insurance Services

The results of operations for the risk and insurance services segment are presented below:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(In millions of dollars)
Service Revenue	$1,263	$1,222	$4,039	$3,965
Investment Income	76	46	156	124

Revenue	1,339	1,268	4,195	4,089

Compensation and Benefits	862	757	2,475	2,398
Other Expenses	412	368	1,271	1,141

Expense	1,274	1,125	3,746	3,539

Operating Income	$65	$143	$449	$550

Operating Income Margin	4.9%	11.3%	10.7%	13.5%

Revenue

Revenue in the risk and insurance services segment increased 6% in the third quarter of 2007 compared with the same period in 2006, reflecting the positive impact of foreign currency translation and a 2% increase in underlying revenue.

In insurance services, revenue increased 3% from last year on a reported basis and decreased 1% on an underlying basis. Premium rate declines in the commercial insurance marketplace continued to accelerate in the third quarter, contributing to a sequential decline in client retention rates. On a geographic basis, Marsh revenue included $598 million in the Americas, $345 million in EMEA and $96 million in Asia Pacific, compared with $594 million, $329 million and $86 million in the respective geographies in the same quarter of 2006. New business increased for the sixth consecutive quarter.

Reinsurance services revenue increased 5% in the third quarter of 2007 compared to prior year and 4% on an underlying basis, primarily due to continued strong new business. These results were achieved despite a significant decline in U.S. property catastrophe rates as well as higher risk retentions by clients. Revenue increased 4% for the first nine months of 2007 compared to the same period last year, 2% on an underlying basis.

Risk Capital Holdings revenue was $74 million in the third quarter of 2007 compared with $45 million in the prior year. Risk Capital Holdings revenue in the third quarter of 2007 relates primarily to mark-to-market gains on private equity fund investments. No investments were sold in the 2007 third quarter. Based on recent security market levels, revenue for Risk Capital Holdings is expected to be substantially lower in the fourth quarter of 2007 compared with the fourth quarter of 2006 or the third quarter of 2007.

Revenue in the risk and insurance services segment increased 3% for the first nine months of 2007 compared with the same period in 2006. The impact of foreign exchange increased revenue by 3%, while underlying revenue was flat versus prior year. Excluding the year over year impact of market service revenue, underlying revenue for the segment increased 1% versus prior year.

Expense

Expenses in the risk and insurance services segment increased 13% in the third quarter of 2007, compared with the same period in the prior year. The increase in expenses reflects the impact of foreign currency translation; incentive compensation accruals for professional staff at Marsh and incremental expenses related to the departure of Marsh’s former CEO; the effect of favorable professional liability experience in the third quarter of 2006; and costs associated with Marsh’s advertising campaign initiated in the Spring of 2007.

Expenses for the nine- month period in 2007 increased 6% compared with the prior year.

In the first nine months of 2007, charges of $28 million related to the 2006 restructuring plan were incurred.

Consulting

The results of operations for the consulting segment are presented below:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(In millions of dollars)
Service Revenue	$1,218	$1,066	$3,565	$3,114
Investment Income	—	—	—	1

Revenue	1,218	1,066	3,565	3,115

Compensation and Benefits	738	682	2,164	1,950
Other Expenses	332	272	956	816

Expense	1,070	954	3,120	2,766

Operating Income	$148	$112	$445	$349

Operating Income Margin	12.2%	10.5%	12.5%	11.2%

Revenue

Consulting revenue in the third quarter of 2007 increased 14% compared with the same period in 2006, and 9% on an underlying basis. Within Mercer, revenue increased 11%, reflecting growth in retirement and investment of 13%, health and benefits of 4%, outsourcing of 14% and talent of 11%. The Oliver Wyman Group, which is now the brand umbrella for all of the former "specialty consulting" businesses, grew 23%, or 17% on an underlying basis, compared with the same period last year. Management, economic and brand consulting all produced double digit growth.

Consulting revenue for the first nine months of 2007 increased 14% compared with the same period in 2006, 9% on an underlying basis. Within Mercer, underlying revenue increased 6%, reflecting growth in each of its businesses. Revenue for the Oliver Wyman Group increased 25%, or 17% on an underlying basis as each of the Oliver Wyman Group practices contributed to the continuing strong revenue growth.

Expense

Consulting expenses increased 12% and 13% in the third quarter and first nine months of 2007, respectively, compared with the same periods in 2006, reflecting higher compensation costs due to an increased volume of business, higher incentive compensation commensurate with improved operating performance and the impact of foreign currency translation.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(In millions of dollars)
Revenue	$260	$239	$746	$738

Compensation and Benefits	130	110	370	348
Other Expenses	99	91	287	286

Expense	229	201	657	634

Operating Income	$31	$38	$89	$104

Operating Income Margin	11.9%	15.9%	11.9%	14.1%

Revenue

For the quarter, risk consulting and technology revenues increased 9% compared with the prior year, and 11% on an underlying basis. Revenue in Kroll’s technology operations rose 14% to $147 million, led by the Kroll Ontrack legal technology unit and Kroll's background screening business. Revenues in Kroll’s consulting business increased 4% to $113 million. For the first nine months, revenue increased 1%, or 2% on an underlying basis. Technology revenue increased 11% to $420 million, while consulting was down 9% to $326 million. The decline in Kroll’s consulting revenue primarily reflects a significant reduction in success fees for completed engagements compared to those received in 2006.

Expense

Risk consulting and technology expenses in the third quarter of 2007 increased 14% compared with the same period in the prior year. The increase reflects higher compensation related to the increased volume of business for Kroll’s Ontrack and background screening operations, as well as higher compensation in the corporate advisory and restructuring business to retain key professional staff in anticipation of future increased activity.

Discontinued Operations

Results of discontinued operations includes the gain on the sale of Putnam and Putnam’s operating income in 2007 and the operating income from Putnam, SCMS, KSI and Price Forbes in 2006. In addition, discontinued operations in 2006 includes the gain on disposal of SCMS and a charge to reduce the carrying value of Price Forbes’ asset to fair value. Putnam’s operating income through August 2, 2007 is reflected in the 2007 results.

The table below depicts the results of discontinued operations including revenue and expense detail for Putnam.

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(In millions of dollars)
Putnam
Revenue	$112	$342	$798	$1,026
Expense	90	266	636	810

Net operating income	22	76	162	216
Minority interest and other discontinued operations	—	5	(2)	4
Provision for income tax	10	30	71	88

Income from discontinued operations, net of tax	12	51	89	132

Gain (loss) on disposal of discontinued operations	2,970	(8)	2,970	298
Provision for income tax	1,117	—	1,117	130

Gain (loss) on disposal of discontinued operations, net of tax	1,853	(8)	1,853	168

Discontinued operations, net of tax	$1,865	$43	$1,942	$300

MMC's gain on the Putnam transaction increased diluted earnings per share $3.43 and $3.35 for the quarter and nine months ended September 30, 2007, respectively. In 2006, discontinued operations included an after tax net gain of $179 million related to the gain on disposal of SCMS and charges related to Price Forbes, which increased diluted earnings per share for the nine months ended September 30, 2006 by approximately $0.32.

Corporate Expenses

Corporate expenses of $50 million in the third quarter of 2007 were 2% higher than prior year. These costs include $12 million for restructuring and related charges in 2007, compared with $7 million of such charges in 2006. For the first nine months of 2007, corporate expenses of $129 million were $30 million lower than the same period in the prior year, due to lower restructuring costs and a credit from an accrual adjustment related to the separation of former MMC senior executives.

In the three and nine months ended September 30, 2007, MMC corporate recorded $11 million and $22 million, respectively, of restructuring charges. These charges primarily comprised consulting fees related to corporate infrastructure and process improvements. In the first nine months of 2006, MMC corporate recorded restructuring charges of $31 million, primarily related to future rent on non-cancelable leases for three vacated floors in MMC’s New York headquarters building.

Interest

Interest income earned on corporate funds amounted to $30 million in the third quarter of 2007, an increase of $15 million from the third quarter of 2006. Interest income was $64 million for the first nine months of 2007, an increase of $22 million from the same period in prior year. The increase in interest income reflected generally higher average interest rates in 2007 compared with the prior year, and in the third quarter of 2007 higher invested balances resulting from proceeds from the Putnam transaction. Interest expense of $65 million in the third quarter of 2007 decreased from $75 million in the third quarter of 2006. Year-to-date interest expense was $211 million versus $231 million for the same period in 2006. The decrease in interest expense is primarily due to a decrease in the average level of debt compared to the prior year.

Income Taxes

MMC’s consolidated effective tax rate was 47% in the third quarter of 2007, compared with 26% in the third quarter of 2006. MMC’s tax rate on ongoing operations was 32% for the third quarter of 2007. The effective tax rate for the third quarter primarily reflects the unfavorable impact of international tax law changes. For the first nine months of 2007, MMC’s consolidated effective tax rate was 36% compared to 28% for the same period in the prior year.

The effective tax rate is sensitive to the geographic mix of MMC's earnings, which may have a favorable or unfavorable impact on the rate. Furthermore, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets.

Liquidity and Capital Resources

Operating Cash Flows

MMC generated $71 million of cash from operations for the nine months ended September 30, 2007, compared with $137 million for the same period in 2006. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. Taxes of approximately $1 billion related to MMC's gain on the Putnam transaction will be paid in the fourth quarter of 2007 and will reduce cash flows from operations in that quarter.

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

Financing Cash Flows

Net cash used for financing activities increased to $2.6 billion for the period ended September 30, 2007 from $602 million for the same period in 2006. This increase was largely due to the repayment of maturing senior notes as well as the funding of the accelerated share repurchase transactions in the second and third quarters, each discussed below. MMC did not repurchase shares in 2006.

MMC paid dividends of approximately $313 million ($0.57 per share) during the first nine months of 2007, as compared to $280 million ($0.51 per share) during the first nine months of 2006.

In the third quarter of 2007, MMC entered into an agreement to repurchase $800 million worth of outstanding MMC common stock in an accelerated share repurchase transaction. Under the terms of the agreement, MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21.3 million shares which, were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the delivery date. This number of shares was the quotient of the $800 million purchase price divided by a contractual “cap” price of $37.5225 per share. Based on the market price of MMC’s common stock over a subsequent settlement period expected to end not later than the first quarter of 2008, MMC expects to receive an additional delivery of shares from the counterparty for no additional payment. The number of additional shares to be so delivered, and thus the average price per share to MMC for the transaction as a whole, cannot be determined until the end of the settlement period. However, assuming for the sake of illustration that the average price per share of MMC’s common stock during the settlement period is identical to the average price from August 24 through October 26, 2007, MMC would expect to take delivery of a further 10.8 million shares at the conclusion of the settlement period.

In the second quarter of 2007, MMC purchased shares under a $500 million accelerated share repurchase transaction that was announced in May 2007 and completed in July 2007. MMC received an initial tranche of 13.5 million shares of common stock in May 2007 and the second and final tranche of 2.5 million shares in July 2007. The initial tranche of 13.5 million shares were recorded as an increase in treasury shares in May 2007. The second tranche of 2.5 million shares was reflected as an increase in treasury shares in July 2007.

During 2007, MMC utilized commercial paper and bank borrowings, as well as cash on hand, to manage liquidity, including the funding of maturing bonds and the repurchase of shares. During the first quarter of 2007, MMC’s 5.375% five-year, $500 million senior notes matured. MMC’s three-year floating rate $500 million senior notes matured on July 13, 2007, and the repayment was funded with commercial paper borrowings and cash on hand. MMC used part of its proceeds from the Putnam transaction to pay down outstanding commercial paper and revolving credit facility borrowings. At September 30, 2007, no commercial paper or revolving credit facility borrowings were outstanding.

In December 2005, MMC and certain of its foreign subsidiaries entered into a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. At September 30, 2007, there was no balance outstanding under this facility.

MMC's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's ("S&P"). MMC's short term debt is currently rated P-2 by Moody's and A-2 by S&P. MMC carries a stable outlook from Moody's. On November 9, 2007, S&P announced that it was placing

MMC's senior and short-term ratings on CreditWatch with negative implications, as a result of S&P's preliminary analysis of MMC's third quarter 2007 financial results. It is possible that S&P will downgrade MMC's senior and short-term ratings; S&P has stated that, based on current information, any such downgrade would be limited to one notch (i.e. to BBB- and A-3), with the assigning of a stable outlook.

Investing Cash Flows

Cash provided by investing activities amounted to $3.0 billion in the first nine months of 2007 compared to $72 million for the same period in 2006. As previously discussed, the Putnam transaction closed on August 3, 2007 and MMC received its share of gross proceeds from the transaction. Following the payment of taxes, MMC's cash proceeds after minority interest is expected to approach $2.5 billion. Following the close of the Putnam transaction, MMC’s Board of Directors authorized a $1.5 billion share repurchase program pursuant to which MMC entered into the $800 million share repurchase agreement discussed above. This program is incremental to the May 2007 $500 million accelerated share repurchase transaction discussed above. Cash generated by the sale of SCMS totaled $326 million in 2006.

Cash used for acquisitions was $137 million during the first nine months of 2007. Cash used for acquisitions in the first nine months of 2006 totaled $131 million. Remaining deferred cash payments of $16 million for acquisitions completed in the third quarter of 2007 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2007.

MMC’s additions to fixed assets and capitalized software, which amounted to $262 million in the first nine months of 2007 and $168 million in the first nine months of 2006, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $81 million in connection with its investments in Trident II and other funds managed by Stone Point Capital. At September 30, 2007, MMC has no future commitments related to Trident III, as those commitments were assumed by MMC’s U.K. pension plan when the investment in Trident III was contributed to the plan in December 2006. The majority of MMC’s investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments. Any remaining capital calls for Trident II would relate to follow-on investments in existing portfolio companies or for management fees or other partnership expenses. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio in 2007 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Commitments and Obligations

MMC’s contractual obligations were comprised of the following as of September 30, 2007 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 years

Bank Borrowings-International	$2	$2	$—	$—	$—
Current portion of long-term debt	260	260	—	—	—
Long-term debt	3,611	—	969	266	2,376
NYAG/NYSID settlement	170	170	—	—	—
Net operating leases	3,070	406	663	531	1,470
Service agreements	155	70	62	20	3
Other long-term obligations	22	15	7	—	—

Total	$7,290	$923	$1,701	$817	$3,849

MMC’s obligations exclude any liabilities for income taxes under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities at September 30, 2007.

New Accounting Pronouncements

On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, MMC recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million of total gross unrecognized tax benefits at the beginning of 2007. Of this total, $218 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods.

MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties, before any applicable federal benefit, at January 1, 2007 was $40 million.

MMC is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service is examining tax years 2003 through 2005. New York is examining years 2000 through 2005 for various subsidiaries. California is examining years 2003 through 2005 and years 1997 through 2002 are in various stages of appeal. Massachusetts is examining years 1997 through 2004 for various subsidiaries. Inland Revenue in the United Kingdom is examining tax years 2002 through 2004 for various subsidiaries. Earlier years are closed in all of the foregoing jurisdictions. MMC regularly considers the likelihood of assessments in each ofthe taxing jurisdictions resulting from examinations. MMC has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC’s net income or cash flows and on its effective tax rate in a particular future period.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an entity to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of adoption. MMC is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds, including the Trident funds. Publicly traded investments of $28 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $68 million are accounted for using the cost method and $338 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other

A significant number of lawsuits and regulatory proceedings are pending. See Note 15 to the consolidated financial statements included elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below sets forth information regarding MMC’s repurchases of its common stock during the third quarter of 2007.

MMC has repurchased and placed into Treasury a total of 37,340,798 shares to date in 2007. MMC has made all of these repurchases pursuant to one or the other of two authorizations by MMC’s board of directors.

The first board authorization, allowing up to $500 million in repurchases, was announced in May 2007. MMC acted under, and exhausted, this authorization when it entered into a $500 million accelerated share repurchase agreement in May 2007 (the “$500M ASR Agreement”). Pursuant to the $500M ASR Agreement, MMC took delivery of an initial tranche of 13,464,749 shares in May 2007. In July 2007, MMC took delivery of the second and final tranche of 2,555,519 shares pursuant to the $500M ASR Agreement; these are the shares identified in the table below as purchased during the month of July.

The second board authorization, allowing up to $1.5 billion in repurchases, was announced in August 2007. MMC acted under this authorization when it entered into an $800 million accelerated share repurchase agreement in August 2007 (the “$800M ASR Agreement”). Pursuant to the $800M ASR Agreement, MMC took delivery of an initial tranche of 21,320,530 shares; these are the shares identified in the table below as purchased during the month of August. MMC expects to take delivery of a second and final tranche of shares under the $800M ASR Agreement, in an amount to be determined, not later than the first quarter of 2008.

Issuer Purchases of Equity Securities (1) (2)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	2,555,519	(1)	$31.2105	(1)	2,555,519	(1)	—
Aug. 1-31, 2007	21,320,530	(2)	—	(2)	21,320,530	(2)	$700 million	(3)
Sept.1-30, 2007	—		—		—		$700 million	(3)

Total 3Q 2007	23,876,049		—		23,876,049		$700 million	(3)

(1)	On May 11, 2007, MMC announced its entry into the $500M ASR Agreement with a financial institution counterparty. Under the terms of the agreement, in May 2007 MMC paid the full $500 million purchase price and took delivery from the counterparty of an initial tranche of 13,464,749 shares of MMC common stock. Based on the market price of MMC’s common stock over a subsequent settlement period, in July 2007 the counterparty delivered to MMC an additional 2,555,519 shares for no additional payment and the transaction was concluded. MMC thus repurchased a total of 16,020,268 shares in the transaction, for a total cost of $500 million and an average price per share to MMC of $31.2105.

(2)	On August 24, 2007, MMC announced its entry into the $800M ASR Agreement with a financial institution counterparty. Under the terms of the agreement, in August 2007 MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21,320,530 shares of MMC common stock. This number of shares was the quotient of the $800 million purchase price divided by a contractual “cap” price of $37.5225 per share. Based on the market price of MMC’s common stock over a subsequent settlement period expected to end not later than the first quarter of 2008, MMC expects to receive at the conclusion of the settlement period an additional delivery of shares from the counterparty, for no additional payment. The number of additional shares to be so delivered, and thus the average price per share to MMC for the transaction as a whole, cannot be determined until the end of the settlement period. However, assuming for the sake of illustration that the average price per share of MMC’s common stock during the settlement period is identical to the average price from August 24 through October 26, 2007, MMC would expect to take delivery of a further 10.8 million shares at the conclusion of the settlement period.

(3)

On August 7, 2007, MMC announced that its board of directors had authorized MMC to repurchase shares of its common stock from time to time, up to a total aggregate dollar value of $1.5 billion. The $800 million accelerated share repurchase transaction described in footnote (2) was effected under this $1.5 billion authorization. Accordingly, MMC remains authorized to repurchase further shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

10.1	Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 6, 2007)

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Date: November 9, 2007	/s/ Matthew B. Bartley
	Name:	Matthew B. Bartley
	Title:	Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 6, 2007)

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications