Form 10-K
period 2007-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2008-02-29
CIK 62709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16,601,578,250 based on the average of the high and low prices as reported on the New York Stock Exchange.

As of February 20, 2008, there were outstanding 521,024,442 shares of common stock, par value $1.00 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: changes in our business strategies and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of cost-saving initiatives; dividend policy and share repurchase programs; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; the outcome of contingencies; the impact of changes in accounting rules; and changes in senior management.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

■	our ability to achieve profitable revenue growth in our risk and insurance services segment by providing both traditional insurance brokerage services and additional risk advisory services;

■	our ability to retain existing clients and attract new business, and our ability to retain key employees;

■

the impact on risk and insurance services commission revenues of changes in the availability of, and the premiums insurance carriers charge for, insurance and reinsurance products, including the impact on premium rates and market capacity attributable to catastrophic events such as hurricanes;

■

the impact on renewals in our risk and insurance services segment of pricing trends in particular insurance markets, fluctuations in the general level of economic activity and decisions by insureds with respect to the level of risk they will self-insure;

■	revenue fluctuations in risk and insurance services relating to the effect of new and lost business production and the timing of policy inception dates;

■	the impact of fluctuations in the value of Risk Capital Holdings’ investments on profitability in our risk and insurance services segment;

■

the impact on our consulting segment of pricing trends, utilization rates, legislative changes affecting client demand, and the general economic environment, including threatened or actual recession in the U.S. or other economies;

■	our ability to control expenses and achieve operating efficiencies;

■	the impact of competition, including with respect to pricing and the emergence of new competitors;

■	the economic and reputational impact of litigation and regulatory proceedings described in the notes to our financial statements;

■	our exposure to potential liabilities arising from errors and omissions claims against us;

■

our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the potential impact of rating agency actions on our cost of financing or ability to borrow;

■	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

■	the impact on net income of foreign exchange and/or interest rate fluctuations;

i

■

changes in applicable tax or accounting requirements, and potential income statement effects from the application of FIN 48 (“Accounting for Uncertainty in Income Taxes”) and SFAS 142 (“Goodwill and Other Intangible Assets”); and

■

the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across the jurisdictions in which we do business.

The factors identified above are not exhaustive. MMC and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, MMC cautions readers not to place undue reliance on its forward-looking statements, which speak only as of the dates on which they are made. MMC undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning MMC and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of this report.

ii

iii

MARSH & McLENNAN COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.      BUSINESS.

References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (“MMC”) and one or more of its subsidiaries, as the context requires.

GENERAL

MMC is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Kroll, the risk consulting firm; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management consultancy. With approximately 56,000 employees worldwide and 2007 consolidated revenue exceeding $11 billion, MMC provides analysis, advice and transactional capabilities to clients in more than 100 countries.

MMC conducts business through three operating segments:

■

Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk prevention and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter. This segment also includes Marsh & McLennan Risk Capital Holdings.

■

Consulting includes human resource consulting and related outsourcing and investment services, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

■

Risk Consulting and Technology includes risk consulting and related investigative, quantitative, intelligence, financial, security and technology services. We conduct business in this segment through Kroll.

We describe our operating segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.

OUR BUSINESSES

Risk and Insurance Services

Risk and Insurance Services, comprising Marsh and Guy Carpenter, is MMC’s largest business segment. This segment generated 49% of MMC’s total operating segments revenue in 2007 and employs approximately 29,000 colleagues worldwide. This segment also includes Marsh & McLennan Risk Capital Holdings.

Marsh

Marsh generated 40% of MMC’s total operating segments revenue in 2007. Operating through a global network of approximately 400 offices in over 100 countries, Marsh is a world leader in delivering risk and insurance services and solutions. More than 26,000 Marsh colleagues provide risk management, insurance broking, consulting and insurance program management services to a wide range of businesses, government entities and professional service organizations around the world. Marsh’s clients vary by size, industry, geography and risk exposure.

Client Relationships.  In its main risk consulting and insurance broking practice, Marsh employs a team approach to address its clients’ individual risk management and insurance needs. Each client relationship is coordinated by a client executive who assembles the resources needed to analyze, measure and manage the client’s various risks. The client executive draws from colleagues who specialize in specific industries (e.g., financial services, telecom, life sciences, health care, construction, transportation) and/or risk specialty areas (e.g., property, casualty, workers compensation, environmental, political risk, financial and professional liability).

Risk Analysis.  Marsh’s risk and insurance professionals identify, analyze and estimate risks that arise from client operations and assets. These client risks may relate to physical damage to property, various liability exposures, and other factors that could result in financial loss, as well as large and complex risks that require access to world insurance and financial markets. Marsh professionals address traditional property and liability risks and a widening range of financial, strategic and operating exposures, including those relating to employment practices, the development and operation of technology resources, intellectual property, the remediation of environmental pollution, mergers and acquisitions, the interruption of revenue streams derived from leasing and credit operations and political risks.

Risk Advice and Consulting.  Marsh professionals use a risk-based approach to help clients identify critical functions of their businesses, analyze exposures and evaluate existing risk treatment practices and strategies. Marsh advises clients in structuring programs for retaining, mitigating, financing, and transferring risk in combinations that vary according to the client’s particular needs and circumstances. In addition to placing insurance, Marsh might help a client develop risk management strategies that include loss-control services (such as business continuity planning, ergonomic and workplace safety programs and loss information management), or alternative risk financing (such as the securitization of risk, the placement of risk with the capital markets and self-insured programs). Marsh’s professionals help clients implement their risk management and mitigation strategies by negotiating and executing transactions with the worldwide insurance and capital markets, establishing and managing specialized insurance companies owned by clients (sometimes known as “captive insurance companies”) and implementing various loss-control programs.

Global Consumer Practice.  In addition to its main risk management and broking practice described above, Marsh operates a global consumer practice that provides advice, broking, intermediary and program management services to corporate and association clients globally and to individual and small business clients primarily in the United States. Marsh professionals in this practice design, market and administer a variety of insurance and insurance-related products and services, such as consumer property and casualty programs and life insurance, purchased by an association’s or professional group’s members or provided to employees of corporate clients as part of a voluntary payroll deduction program. Other areas of the consumer practice include: private client services, which provides specialized risk and insurance programs to high-net-worth individuals and family offices; Marsh financial services, which offers key-person and executive benefit programs, as well as planning and wealth preservation solutions to affluent individuals; and a small commercial practice, which offers standardized insurance programs to small businesses and franchise operations.

Support Services.  Marsh subsidiaries also provide insurance support services such as claims collection, claims advocacy, injury management, claims administration, and other insurance- and risk- related services. Marsh provides technological support to risk management professionals and the property & casualty industry by delivering integrated software and services that support risk management, claims, administration, compliance management, bill review and data management.

Subsidiaries in the Risk and Insurance Services segment, under various names apart from Marsh, provide underwriting management services to insurers in the United States and Canada, primarily for professional liability coverages.

Guy Carpenter

Guy Carpenter generated 8% of MMC’s total operating segments revenue in 2007. More than 2,500 Guy Carpenter professionals create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge, and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting. Run-off services and other reinsurance and insurance administration solutions are offered through Guy Carpenter affiliates on a fee basis.

Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which entails the transfer of part or all of the coverage provided by a single insurance policy.

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

Guy Carpenter offers run-off services for inactive clients in North America and elsewhere through Reinsurance Solutions LLC and Reinsurance Solutions Limited, respectively. These affiliates also offer reinsurance and insurance administration solutions on a fee basis.

Marsh & McLennan Risk Capital Holdings

MMC owns investments in private equity funds and insurance and financial services firms through its subsidiary Marsh & McLennan Risk Capital Holdings (“Risk Capital Holdings”). Risk Capital Holdings generated 1% of MMC’s total operating segments revenue in 2007.

Compensation for Services in Risk and Insurance Services

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

We also receive certain investment-related revenues from Risk Capital Holdings. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Consulting

Consulting is MMC’s second-largest business segment, generating 43% of total operating segments revenue in 2007 and employing approximately 22,000 colleagues worldwide. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

Mercer

With more than 18,000 professionals active in 41 countries, Mercer is a leading global provider of human resource consulting and related outsourcing and investment services. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated 30% of MMC’s total operating segments revenue in 2007.

Mercer operates in four areas:

Retirement & Investments.  The lines of business within Retirement & Investments work together to offer clients a full suite of retirement advice and solutions.

Mercer provides a wide range of strategic and compliance-related retirement services and solutions to corporate, governmental and institutional clients. Mercer assists clients worldwide in the design and governance of defined benefit, defined contribution and hybrid retirement plans. Mercer’s financial approach to retirement services enables clients to consider the benefits, accounting, funding and investment aspects of plan design and management in the context of business objectives and governance requirements.

Mercer also provides investment consulting services to the fiduciaries of pension funds, foundations, endowments and other investors in more than 35 countries. Mercer advises clients on all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.

Mercer’s dedicated investment management business provides multi-manager investment solutions, primarily for retirement plan assets, to institutional investors (such as retirement plan sponsors and trustees), and to individual investors (in Australia and prospectively in other countries). These solutions include “one-stop” investment advisory and asset management solutions for plan sponsors, bundled services for frozen defined benefit plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. The investment management business offers a diverse range of investment options to meet a full spectrum of risk/return preferences and manages 85 investment vehicles across a range of investment strategies in four geographic regions (US, Canada, Europe and Australia/New Zealand). As of December 31, 2007, Mercer’s investment management business had assets under management of over $18 billion worldwide.

Health & Benefits.  In its Health & Benefits business, Mercer assists public and private sector employers in the design, management and administration of employee health care programs; compliance with local benefits-related regulations; and the establishment of health and welfare insurance coverage for employees. Mercer provides advice and solutions to employers on: total health management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers.

Talent.  The lines of business within Talent work together to offer consulting services and related content products to help clients optimize workforce performance.

Mercer’s human capital business advises organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness.

Through proprietary survey data and decision support tools, Mercer’s information products solutions business provides clients with human capital information and analytical capabilities to improve strategic human capital decision making.

Mercer’s communication business helps clients to plan and implement HR programs and other organizational change in order to maximize employee engagement, drive desired employee behavior and achieve improvements in business performance.

Outsourcing.  Through its Outsourcing business, Mercer provides benefits outsourcing to clients globally. By delivering services across benefit domains and international borders, Mercer helps clients more efficiently manage their benefits programs. Mercer’s Outsourcing business offers total benefits outsourcing, including administration and delivery for wealth, health and flexible benefits; total retirement outsourcing, including administration and delivery for retirement benefits; and stand-alone services for defined benefit administration, defined contribution administration, health benefits administration and flexible benefits programs.

Oliver Wyman Group

With over 3,500 professionals based in 18 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated 13% of MMC’s total operating segments revenue in 2007.

Oliver Wyman is a leading global management consulting firm. Oliver Wyman’s consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management, organizational transformation, and leadership development. Industry groups include:

■	Automotive;

■	Aviation, Aerospace and Defense;

■	Communications, Media and Technology;

■	Energy;

■	Financial services, including corporate and institutional banking, insurance, and retail and business banking;

■	Industrial products and services;

■	Health and life sciences;

■	Retail and consumer products; and

■	Surface transportation.

Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:

■	Business Transformation. Oliver Wyman advises clients who face major strategic discontinuities and risks on business model transformation.

■

Delta Organization & Leadership.  The Delta business provides consulting services and customized programs to help CEOs and other senior corporate leaders improve their individual and organizational capabilities. Services include organizational design and transformation; enterprise leadership and board effectiveness; and the Executive Learning Center, which provides customized executive education programs to help organizations develop the leaders they need to compete and grow.

■

Finance and Risk.  Oliver Wyman works with CFOs and other senior finance and risk management executives of leading corporations and financial institutions to help them meet the challenges presented by their evolving roles and the needs of their organizations. Key areas of focus include risk, capital and performance measurement; performance and value-based management; and risk governance amid regulatory changes. Oliver Wyman also offers actuarial consulting services to public and private enterprises, self-insured group organizations, insurance companies, government entities, insurance regulatory agencies and other organizations.

■

Marketing and Sales.  Oliver Wyman advises leading firms in the areas of offer/pricing optimization; product/service portfolio management; product innovation; marketing spend optimization; value-based customer management; and sales & distribution model transformation.

■

Operations and Technology.  Oliver Wyman offers market-leading IT organization design, IT economics management, Lean Six Sigma principles and methodologies, and sourcing expertise to clients across a broad range of industries.

■

Strategy.  Oliver Wyman is a leading provider of corporate strategy advice and solutions in the areas of growth strategy and corporate portfolio; non-organic growth and M&A; performance improvement; business design and innovation; corporate center and shared services; and strategic planning.

Lippincott is a brand strategy and design consulting firm which advises corporations around the world in a variety of industries on corporate branding, identity and image. Lippincott has helped create some of the world’s most recognized brands.

NERA Economic Consulting provides economic analysis and advice to public and private entities to achieve practical solutions to highly complex business and legal issues arising from competition, regulation, public policy, strategy, finance and litigation. NERA professionals operate worldwide assisting clients including corporations, governments, law firms, regulatory agencies, trade associations, and international agencies. NERA’s specialized practice areas include: antitrust; securities; complex commercial litigation; energy; environmental economics; network industries; intellectual property; product liability and mass torts; and transfer pricing.

Compensation for Services in Consulting

Mercer and the Oliver Wyman Group businesses are compensated for advice and services primarily through fees paid by clients. Mercer’s health & benefits business is compensated through commissions from insurance companies for the placement of insurance contracts (comprising more than half of the revenue in the health & benefits business) and consulting fees. Mercer’s discretionary investment management business and certain of Mercer’s defined contribution administration services are compensated typically through fees based on assets under administration and/or management. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Risk Consulting & Technology

MMC’s Risk Consulting and Technology segment, which conducts business through Kroll, generated 9% of MMC’s total operating segments revenue in 2007.

Kroll is the world’s leading risk intelligence company. With more than 4,000 colleagues in 27 countries, and a worldwide network of consultants with specialized expertise, Kroll provides a wide range of consulting-based services and technology-enabled solutions to a global client base of law firms, financial institutions, corporations, non-profits, government agencies, and individuals.

Consulting and Related Services.  Kroll provides consulting and related services through three business groups. Kroll’s Consulting Services Group helps clients mitigate business, financial and physical risks and achieve their legal, operational and financial objectives. Kroll’s business intelligence and investigations unit provides information gathering and analysis; investigative services; litigation support; assistance in locating misappropriated assets; and programs to protect intellectual property, prevent money laundering and ensure the integrity of vendors. Kroll’s financial advisory services unit provides a full range of forensic accounting, litigation consulting, and valuation services to help clients uncover fraud, comply with securities and corporate governance regulations, value businesses and assess financial damages for insurance claims and litigation.

The Corporate Advisory & Restructuring Group provides professional services with the objective of maximizing the value of financially-troubled companies for the benefit of their stakeholders. Working on behalf of companies or creditors in North America and Europe, this group provides: interim and crisis management; strategic advice related to operational turnarounds, corporate finance and financial restructuring; and asset recovery and liquidation services.

The Security Group serves clients worldwide, including multinational corporations, government agencies, high-net-worth individuals, architectural firms, and private and public sector organizations. Services include: security consulting; architectural security engineering; outsourced security operations and management; executive protection; high risk environment intelligence and protective services; crisis and kidnap response; travel safety training programs; and training programs for executives, security professionals and military personnel. The Security Group also includes Kroll’s U.S. government services business, which conducts security clearance investigations of government personnel and monitors law enforcement agencies and other public and private entities’ compliance with federal consent decrees and other government mandates.

Technology Services.  Kroll’s Technology Services unit provides technology-enabled solutions through Kroll Ontrack and Kroll Factual Data, as well as Kroll’s background screening and substance abuse testing businesses. Kroll Ontrack provides large-scale electronic and paper-based discovery, computer forensics, and data recovery solutions for companies, law firms, and government agencies. Kroll Factual Data offers information services to mortgage and consumer lending businesses, landlords, employers and other business customers in the United States. Kroll’s background screening business provides employee and vendor background investigations and identity theft services to a wide range of business and non-profit clients worldwide. The substance abuse testing business provides employee testing services to corporate, institutional and government clients in the United States, Canada and Europe.

Compensation for Services in Risk Consulting and Technology

Kroll receives compensation in the form of fees paid by clients. These fees are typically earned on an hourly, project, fixed fee or per-unit basis. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk Consulting & Technology segment, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Regulation

MMC’s activities are subject to licensing requirements and extensive regulation under United States federal and state laws, as well as laws of other countries in which MMC’s subsidiaries operate. See Part I, Item 1A (“Risk Factors”) below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.

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

Beginning in January 2005, all European Union member states were required to implement the Insurance Mediation Directive. This Directive aims to apply consistent minimum professional standards to insurance intermediaries, including a licensing system based on an assessment of factors such as professional competence, financial capacity and professional indemnity insurance. As member states of the European Union adopt regulations to comply with the Directive, our insurance intermediary operations in the European Union have become subject to enhanced regulatory requirements. In January 2005, as part of the implementation of the Directive in the United Kingdom, the power and responsibilities of the Financial Services Authority, or FSA, were expanded to include regulation of insurance and reinsurance intermediaries in the United Kingdom.

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

Certain of MMC’s risk and insurance services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., a US-registered broker-dealer and investment adviser, member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Also in the United States, Marsh uses the services of Interlink Securities Corp., primarily in connection with variable insurance products. Guy Carpenter provides advice on securities or investments in the European Union through GC Securities Ltd., authorized and regulated by the FSA. MMC Securities Corp., Interlink Securities Corp. and GC Securities Ltd. are indirect, wholly-owned subsidiaries of MMC.

In some jurisdictions, insurance-related taxes may be due either directly from clients or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.

Consulting.  Certain of Mercer’s retirement-related consulting services are subject to pension law and financial regulation in many countries, including by the Securities and Exchange Commission, or SEC, in the United States and the FSA in the United Kingdom. In addition, the trustee services, investment services (including advice to individuals on the investment of personal pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are subject to investment and securities regulations in various jurisdictions. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. In the United States, Mercer and Oliver Wyman Group use the services of MMC Securities Corp. primarily in connection with the sale of retirement and employee benefit plans, and investment banking services, respectively.

Risk Consulting & Technology.  Certain of Kroll’s risk consulting and investigative activities are licensed and regulated at the federal, state and local level in the United States and abroad. Many of these activities also involve the use of data from outside sources, including third party vendors and governmental records. As a result, changes in existing, or the implementation of new, laws and regulations, particularly relating to privacy, could interfere with Kroll’s historical access to and use of such data. Substance abuse testing laboratories operated by a Kroll subsidiary are certified on the federal level and licensed in a number of states.

Competitive Conditions

MMC faces strong competition in all of its business segments from providers of similar products and services. MMC also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see “Risks Relating to MMC Generally – Competitive Risks,” in Part I, Item 1A of this report.

Risk and Insurance Services.  MMC’s combined insurance and reinsurance services businesses are global in scope. The principal bases upon which our insurance and reinsurance businesses compete include the range, quality and cost of the services and products provided to clients. MMC encounters strong competition in the risk and insurance services business from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants, that provide risk-related services and products. Although the major global insurance brokerage firms against whom Marsh competes have, like us, stopped using market service arrangements, many specialist, regional and local firms have not done so. The continuing acceptance of market service or contingent commission revenue by certain of Marsh’s competitors may provide them greater pricing flexibility and put Marsh at a competitive disadvantage.

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

The continuing impact of legal and regulatory proceedings concerning our insurance brokerage operations also could affect Marsh’s competitive position. These proceedings are discussed in more detail in Note 16 to the consolidated financial statements included under Part II, Item 8 of this report. Please also read our discussion of the risks associated with these proceedings and their impact under Part I, Item 1A (“Risk Factors”) below.

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

Mercer’s investment consulting business faces competition from many sources, including multi-manager services offered by other investment consulting firms and financial institutions. Mercer’s investment management business, which was recently established, in particular faces significant competition from better-established rivals with greater experience in that market.

In many cases, clients have the option of handling the services provided by Mercer internally, without assistance from outside advisors.

Risk Consulting & Technology.  In risk consulting and technology, we face competition from local, regional, national and international firms that provide similar services in the fields of accounting, corporate advisory and restructuring services, investigative and security services, consulting and technology services. Kroll’s Consulting Services Group faces competition from local, regional, national and international accounting firms and forensic accounting, litigation support, investigative and other specialist and consulting firms. Kroll’s Corporate Advisory & Restructuring Group faces competition from national and international accounting firms and specialist recovery firms. Kroll’s Security Group faces competition from international and local security firms, government security contractors, and architectural engineering firms. Kroll’s Technology Services Group faces competition from a variety of law firms, independent service providers and technology companies.

Segmentation of Activity by Type of Service and Geographic Area of Operation.

Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 17 to the consolidated financial statements included under Part II, Item 8 of this report.

Employees

As of December 31, 2007, MMC and its consolidated subsidiaries employed approximately 56,000 people worldwide, including approximately 29,000 in risk and insurance services, approximately 22,000 in consulting and approximately 4,400 in risk consulting and technology. Approximately 600 individuals are employed by MMC at the parent-company level.

EXECUTIVE OFFICERS OF MMC

The executive officers of MMC are appointed annually by MMC’s board of directors. As of February 29, 2008, the following individuals were executive officers of MMC:

Matthew B. Bartley, age 51, is executive vice president and chief financial officer of MMC. Prior to assuming his current position in September 2006, Mr. Bartley was treasurer of MMC, a position he held since joining MMC in April 2001. Previously, Mr. Bartley was vice president of taxes at Engelhard Corporation, a multinational specialty chemicals and precious metals company, with responsibility for tax and transaction planning, execution and reporting. Prior to that role, he served for close to ten years in senior international treasury and tax positions at PepsiCo, Inc., where he was responsible for global strategic transaction planning and execution across international operating businesses.

Peter J. Beshar, age 46, is executive vice president and general counsel of MMC. Before joining MMC in November 2004, Mr. Beshar was a litigation partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General’s office.

M. Michele Burns, age 50, is chairwoman and chief executive officer of Mercer. Ms. Burns joined MMC as executive vice president on March 1, 2006, assumed the position of chief financial officer of MMC on March 31, 2006 and moved to her current position with Mercer on September 25, 2006. Prior to joining MMC, Ms. Burns was executive vice president and chief financial officer since May 2004, and chief restructuring officer since August 2004, of Mirant Corporation, an energy company. Prior to joining Mirant, she was executive vice president and chief financial officer of Delta Air Lines, Inc. from August 2000 to April 2004. She held various other positions in the finance and tax departments of Delta beginning in January 1999. Delta filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

Mathis Cabiallavetta, age 63, is vice chairman, office of the CEO of MMC, chairman of MMC International and chairman of Marsh AG, Switzerland. He is also a member of the boards of directors of Kessler & Co, Switzerland, Altria Group, Inc. and BlackRock, Inc. Mr. Cabiallavetta is vice president of the Swiss-American Chamber of Commerce and a member of the Advisory Board of General Atlantic Partners in New York. Prior to joining MMC in 1999, Mr. Cabiallavetta was chairman of the board of UBS AG, which he joined in 1971.

John Drzik, age 45, is president and chief executive officer of Oliver Wyman Group, a position he assumed in June 2006. From 2003 to 2006, Mr. Drzik was president of Mercer Oliver Wyman, which was formed following MMC’s acquisition of Oliver, Wyman & Company in 2003. He joined Oliver, Wyman & Company in 1984, became president in 1995, and was appointed chairman in 2000.

Brian Duperreault, age 60, is president and chief executive officer of MMC, a position he assumed in January 2008. Prior to joining MMC, Mr. Duperreault served as chairman and chief executive officer of ACE Limited from 1994 to 2004, and continued as chairman through the end of 2007. Prior to ACE, Mr. Duperreault was with American International Group (AIG) for more than 20 years, holding numerous positions and eventually becoming executive vice president of AIG Foreign General Insurance and chairman and chief executive of AIG’s American International Underwriters (AIU).

Simon Freakley, age 46, is president and chief executive officer of Kroll, a position he has held since October 2004. Mr. Freakley had been a director of Kroll since June 2003 and head of Kroll’s Consulting Group since April 2004. He was president of Kroll’s Corporate Advisory & Restructuring Group from September 2002 until its consolidation with Kroll’s Consulting Services Group in April 2004. From 1996 until his appointment as Kroll’s chief executive officer, Mr. Freakley was also managing partner of Kroll Ltd. (previously Kroll Buchler Phillips and Buchler Phillips), Kroll’s U.K.-based corporate advisory and restructuring subsidiary. Mr. Freakley joined Buchler Phillips in 1992. The firm was acquired by Kroll in 1999.

E. Scott Gilbert, age 52, is senior vice president and chief compliance officer of MMC. Prior to joining MMC in January 2005, he had been the chief compliance counsel of the General Electric Company since September 2004. Prior thereto, he was counsel, litigation and legal policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney for the Southern District of New York.

Daniel S. Glaser, age 47, is chairman and chief executive officer of Marsh, a position he assumed in December 2007. Previously, he had been managing director of AIG Europe (U.K.) Limited, and the regional president of AIG’s American International Underwriters (AIU) U.K./Ireland division. He joined AIG in 2000 as president of the firm’s Global Energy Division. He was named managing director of AIG Europe (U.K.) in 2002. Mr. Glaser began his career in the insurance industry in 1982 as a Marsh broker. He worked at Marsh for a decade, serving in roles in New York, London and Saudi Arabia. Thereafter, he spent eight years at Willis, where he served as president and chief operating officer of Willis Risk Solutions, the Willis large accounts practice.

David Nadler, age 59, is vice chairman, office of the CEO of MMC. Dr. Nadler founded the Delta Consulting Group, Inc., a consulting firm specializing in executive leadership and organizational change, in 1980. He served as chairman and chief executive officer of that firm until its acquisition by Mercer in 2000, when it became Mercer Delta Consulting, LLC. Dr. Nadler served as chairman and chief executive officer of Oliver Wyman’s Delta Organization & Leadership business through December 2005 and remains chairman and senior partner of that firm.

Michael A. Petrullo, age 39, is senior vice president and chief administrative officer of MMC. After MMC’s acquisition of Kroll in July 2004, Mr. Petrullo became chief financial officer for the risk consulting businesses of Marsh and Kroll until assuming his current position with MMC in January 2005. Mr. Petrullo was chief operating officer and executive vice president of Kroll from December 2002 to July 2004. Prior thereto, he was deputy chief operating officer of Kroll from June through December of 2002, the acting chief financial officer of Kroll from November 2001 to June 2002, and vice president and controller of Kroll from August 2001 to November 2001. He was vice president-finance of Kroll’s Investigations and Intelligence Group from February 1999 until August 2001. He joined Kroll Associates in 1995, serving as assistant controller through February 1998.

Peter Zaffino, age 41, is president and chief executive officer of Guy Carpenter. Prior to assuming this position in February 2008, he had served since 2007 as executive vice president and head of Guy Carpenter’s U.S. treaty operations. Previously, Mr. Zaffino was responsible for treaty operations in Guy Carpenter’s U.S. eastern region and prior to that led the firm’s global specialty practices business. Before joining Guy Carpenter in 2001, Mr. Zaffino served in an executive role with a GE Capital portfolio company specializing in casualty treaty reinsurance.

AVAILABLE INFORMATION

MMC is subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, MMC files with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. MMC makes these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with the SEC. The public may read and copy such materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like MMC, that file electronically with the SEC.

MMC also posts on its website the following documents with respect to corporate governance:

■	Guidelines for Corporate Governance;

■	Code of Business Conduct and Ethics;

■	procedures for addressing complaints and concerns of employees and others; and

■	the charters of the Audit Committee, Compensation Committee, Compliance Committee and Directors and Governance Committee of MMC’s Board of Directors.

All of the above documents are available in printed form to any MMC stockholder upon request.

Item 1A.    Risk Factors

You should consider the risks described below in conjunction with the other information presented in this report. These risks have the potential to materially adversely affect MMC’s business, results of operations or financial condition.

RISKS RELATING TO MMC GENERALLY

Senior Management Transition

Our success depends in part on successful transitions in MMC’s and Marsh’s senior leadership.

MMC and its insurance services subsidiary Marsh are both in the midst of senior leadership transitions. MMC announced the departure of Marsh’s prior chief executive officer in September 2007, and announced the appointment of Daniel S. Glaser as Marsh’s new chief executive officer in December 2007. MMC announced the departure of MMC’s prior chief executive officer in December 2007, and announced the appointment of Brian Duperreault as MMC’s new chief executive officer in January 2008. MMC’s and Marsh’s future performance will depend in part on the ability of Messrs. Duperreault and Glaser and their respective senior management teams, which include newly hired executives in some positions, to develop and successfully implement their business strategies.

Legal and Regulatory Issues

We are subject to legal proceedings and other contingencies which, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.

As more fully described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we are subject to a number of legal proceedings, regulatory actions and other contingencies. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of any eventual monetary costs, these matters could have a material adverse effect on MMC by exposing us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources.

We are subject to significant uninsured exposures arising from “errors and omissions” claims.

MMC’s operating companies provide numerous brokerage, consulting and other services for clients around the world. As a result of these activities, we are potentially subject to errors and omissions, or “E&O,” claims by clients and third parties who may allege that they were damaged as a result of MMC’s failure to perform its duties as expected. These claims in any given case might be significant and could subject MMC, in addition to potential liability for monetary damages, to reputational harm and diversion of personnel and management resources.

Since 2001, the worldwide market for professional liability insurance against E&O claims has contracted significantly, which has caused MMC to assume increasing levels of self-insurance for its potential E&O exposures. MMC has established loss reserves which it believes are adequate to provide for this self-insured retention. Nevertheless, given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on MMC’s results of operations or financial condition in a given quarterly or annual period.

Actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. Some of this regulation has only recently been instituted; for example, in January 2005, our insurance and reinsurance services activities, as well as certain of our consulting activities, in the United Kingdom came under the jurisdiction of the Financial Services Authority. Certain of the U.S. laws and regulations to which we are subject relate to the conduct of business abroad by American companies; examples are the U.S. Foreign Corrupt Practices Act and the rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control.

In most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew and revoke various licenses and approvals we need to conduct our activities. If we violate applicable laws or regulations in a particular jurisdiction, we might be subject to adverse consequences, such as the loss of an operating license or approval, the suspension of individual employees, limitations on engaging in a particular business, redress to clients or fines. In some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from those of regulatory authorities, we might be penalized or precluded from carrying on our previous activities. Any significant impairment of our ability to conduct our business as we historically have done could have a material adverse effect on our business, results of operations or financial condition.

Improper disclosure of personal data could result in legal liability or harm our reputation.

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

International Operations

We are exposed to multiple risks associated with the global nature of our operations.

We do business worldwide. In 2007, 51 percent of MMC’s total operating segments revenue was generated from operations outside the United States, and over one-half of our employees are located abroad. We expect to expand our non-U.S. operations further.

The geographic breadth of our activities subjects us to significant legal, economic, operational and market risks. These include, among others, risks relating to:

■	economic and political conditions in foreign countries;

■	local investment or other financial restrictions that foreign governments may impose;

■

potential costs and difficulties in complying, or monitoring compliance, with rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the requirements of the U.S. Foreign Corrupt Practices Act, or other U.S. laws and regulations applicable to business operations abroad;

■	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

■	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

■	the length of payment cycles and potential difficulties in collecting accounts receivable;

■	engaging and relying on third parties to perform services on behalf of MMC;

■	potential difficulties in monitoring employees in geographically dispersed locations; and

■

potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law.

In addition, we are subject to exchange rate risk because some of our subsidiaries receive revenue other than in their functional currencies, and because we generally must translate the financial results of our foreign subsidiaries into U.S. dollars. For example, most of MMC’s total operating segments revenue generated outside of the U.S. is denominated in currencies other than the U.S. dollar. As a consequence, significant changes in exchange rates may have a material effect on our reported financial results for any given period.

Competitive Risks

Each of MMC’s businesses operates in a highly competitive environment. If we fail to compete effectively, our business and results of operations will suffer.

As a global professional services firm, MMC experiences acute and continuous competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including our geographic reach, the sophistication and quality of our services, and our pricing relative to our competitors. If we are unable to respond successfully to the competition we face, our business and results of operations will suffer.

In our risk and insurance services segment, we compete intensely against two other major global brokerage firms, Aon and Willis, for both client business and employee talent. We also face competition from a wide range of other insurance brokerage firms that operate on a regional, national or local scale; many of these firms, unlike Marsh, Aon and Willis, have not stopped using market service arrangements, and thus may have greater pricing flexibility than we do. We compete as well with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services. The above competition is intensified by an emerging industry trend toward a “syndicated” or “distributed” approach to the purchase of insurance brokerage services, whereby a client engages multiple brokers to service different portions of the client’s account.

In our consulting and risk consulting and technology segments, we compete for business and employee talent with numerous independent consulting firms and organizations affiliated with accounting, information systems, technology and financial services firms around the world. Kroll also competes with law firms for certain of its services.

The loss of key professionals could hurt our ability to retain existing client revenues and generate revenues from new business.

Across all of our businesses, our personnel are crucial to developing and retaining the client relationships on which our revenues depend. It is therefore very important for us to retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including:

■	the intense competition for talent in all of our businesses;

■	the general mobility of professionals in our businesses; and

■	the difficulties we may face in offering compensation of a type and amount (including equity-based compensation) sufficient to attract, motivate and retain valuable employees.

Losing employees who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which would adversely affect our results of operations. In addition, if any of our key professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.

Our businesses face rapid technological changes and our failure to adequately anticipate or respond to these changes could adversely affect our business and results of operations.

To remain competitive in many of our business areas, we must identify the most current technologies and methodologies and integrate them into our service offerings. For example, Guy Carpenter’s risk-modeling services are increasingly dependent on implementing advanced software and data-compilation tools; Kroll’s e-discovery business depends on advanced search technology and computerized document processing; and Mercer’s ability to price its outsourcing services competitively is highly dependent on technology. If we do not make the correct technology choices or investments, or if our choices or investments are insufficiently prompt or cost-effective, our business and results of operations could suffer.

Financial Risks

Credit rating downgrades could negatively affect our financing costs and subject us to operational risk.

Both Moody’s and Standard & Poor’s downgraded MMC’s senior debt credit rating in late 2004 and S&P announced a further downgrade in December 2007. Currently, MMC’s senior debt is rated Baa2 by Moody’s and BBB- by S&P. These ratings are the next-to-lowest investment grade rating for Moody’s, and the lowest investment-grade rating for S&P.

If we need to raise capital in the future (for example, in order to fund maturing debt obligations or finance acquisitions or other initiatives), any further credit rating downgrade could negatively affect our financing costs, and likely would limit our access to financing sources. Further, we believe that a downgrade to a rating below investment-grade could result in greater operational risks through increased operating costs and increased competitive pressures.

Our pension obligations may cause MMC’s earnings to fluctuate.

MMC has significant pension obligations to its current and former employees, totaling approximately $10 billion at December 31, 2007. The magnitude of our worldwide pension plans means that our earnings are comparatively sensitive to factors such as equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, rates of inflation and mortality assumptions. Variations in any of these factors could cause significant fluctuation in our earnings from year to year.

Acquisitions and Dispositions

We face risks when we acquire and dispose of businesses.

We have a history of making acquisitions, including our $1.9 billion acquisition of Kroll in July 2004 and a total of 31 acquisitions in the period 2005-2007 for aggregate purchase consideration of $427 million. We have also exited various businesses, including Putnam in August 2007. We expect that targeted acquisitions and dispositions will continue to be part of our business strategy. Our success in this regard will depend on our ability to identify appropriate acquisition and disposition candidates and to complete with favorable results the transactions we decide to pursue.

While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our balance sheet. Given the significant size of MMC’s goodwill and intangible assets, a write-down of this sort could have a material adverse effect on our results of operations in any given period. As of December 31, 2007, MMC’s consolidated balance sheet reflected $7.8 billion of goodwill and intangible assets, representing approximately 45 percent of MMC’s total consolidated assets and allocated by reporting segment as follows: risk and insurance services, $3.8 billion; consulting, $1.9 billion; and risk consulting & technology, $1.7 billion.

When we dispose of businesses we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Putnam.

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT

Our risk and insurance services segment, conducted through Marsh and Guy Carpenter and including Risk Capital Holdings, represented 49 percent of MMC’s total operating segments revenue in 2007. Our business in this segment is subject to particular risks.

Volatility or declines in premiums and other market trends may significantly impede our ability to improve revenues and profitability.

A significant portion of our risk and insurance services revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We have no control over premium rates, and our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to the general phenomenon of pricing cyclicality in the commercial insurance and reinsurance markets.

For example, for several years through late 2000, competition among insurers for market share and increased underwriting capacity helped create a so-called “soft market,” in which premium rates were driven downward and Marsh’s and Guy Carpenter’s commission revenues were pressured. Subsequently, due in part to the events of September 11, 2001, the insurance industry transitioned into a “hard market,” in which premium rates increased. These rate increases continued until 2005, at which point average U.S. commercial property-casualty rates began to decline on a year-over-year basis. According to industry sources, these soft market conditions have continued and generally intensified through the end of 2007.

In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to “self-insure;” the use of so-called “captive” insurers; and the advent of capital markets-based solutions to traditional insurance and reinsurance needs.

We may not be as successful as we hope in implementing Marsh’s evolving business model and otherwise coping with changing modes of compensation in the insurance brokerage industry.

Since late 2004, Marsh has made significant changes to its business model, including the elimination of market service agreements with insurers. The elimination of market service revenue has negatively affected our financial results. In 2004, we recognized market service revenue of $516 million, relating to insurance placements made before October 1, 2004. By contrast, in 2005, 2006 and 2007 respectively, we recognized $114 million, $43 million and $3 million of market service revenue relating to placements made before October 1, 2004.

Although Aon and Willis have similarly terminated the use of market service agreements, many specialist, regional and local insurance brokers have not. To date, there has been no regulatory action to end the use of market service arrangements throughout the brokerage industry, and it is therefore unclear to what extent many of our competitors will continue to accept market service or contingent commission revenue. It is possible that Marsh will continue indefinitely to suffer competitive disadvantage compared to the brokers that have not given up the use of market service arrangements. If that occurs, Marsh would continue to face pressure on its revenues, operating margin and market share.

In addition to the possibility of continued competitive disadvantage as described above, Marsh faces risks relating to the implementation of its post-2004 business model. Marsh currently seeks to increase revenue through higher commissions and fees that are disclosed to its clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Marsh’s current business and compensation model continues to evolve and in some respects remains untested. We cannot be certain that it will generate the profitable revenue growth we are targeting. The inability to derive adequate revenues from Marsh’s current business and compensation model may significantly impede improvement in our operating results and profitability.

Our operating income and margins in risk and insurance services may be affected by quarterly changes in the value of Risk Capital Holdings’ investments in private equity funds.

Through its risk and insurance services subsidiary Risk Capital Holdings, MMC owns, among other investments, minority interests in certain private equity funds. Risk Capital Holdings records as revenue its proportionate share of changes in the quarterly fair value of these funds’ underlying investments. These changes in value, the size and timing of which Risk Capital Holdings generally does not control, can have a significant effect on risk and insurance services revenue from one quarter to another. In turn, because a large proportion of Risk Capital Holdings’ revenues flow directly to net operating income in risk and insurance services, changes in the value of Risk Capital Holdings’ private equity fund investments can have a significant effect on segment operating income and margins from quarter to quarter.

Results in our risk and insurance services segment may be adversely affected by a general decline in economic activity.

Demand for many types of insurance and reinsurance generally rises and falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance coverage, which would inhibit our ability to generate commission revenue; and may decide not to purchase our risk advisory services, which would inhibit our ability to generate fee revenue. Moreover, a growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business.

RISKS RELATING TO OUR CONSULTING AND RISK CONSULTING AND TECHNOLOGY SEGMENTS

Our consulting segment, conducted through Mercer and Oliver Wyman Group, represented 43 percent of our total operating segments revenue in 2007. Our risk consulting and technology segment, conducted through Kroll, represented 9 percent of our total operating segments revenue in 2007. Our businesses in these two segments are subject to particular risks.

Demand for our services might decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition, or changes in government regulation.

Our consulting and risk consulting and technology segments generally have achieved significant revenue growth over the last three years. Despite this history, however, we cannot be certain that demand for our consulting and risk consulting and technology services will continue to grow. The evolving needs or financial circumstances of our clients also may challenge our ability to increase revenues and profitability; in particular, economic downturns affecting particular clients or industry groups could reduce demand for our services.

In addition, demand for many of Mercer’s benefits services is affected by government regulation and tax rules, which drive our clients’ needs for benefits-related services. For example, significant changes in government regulations affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans, defined contribution plans, or defined benefit plans, may adversely affect the demand for or profitability of Mercer’s services.

Our profitability may suffer if we are unable to achieve or maintain adequate utilization and pricing rates for our consultants.

The profitability of our consulting and risk consulting and technology businesses depends in part on ensuring that our consultants maintain adequate utilization rates (i.e., the percentage of our consultants’ working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

■	our ability to transition consultants promptly from completed projects to new assignments, and to engage newly hired consultants quickly in revenue-generating activities;

■	our ability to continually secure new business engagements, particularly because a portion of our work is project-based rather than recurring in nature;

■	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

■	unanticipated changes in the scope of client engagements;

■	the potential for conflicts of interest that might require us to decline client engagements that we otherwise would have accepted; and

■	our need to devote time and resources to sales, training, professional development and other non-billable activities.

In recent periods, we have maintained a utilization rate that is high by our historical standards. We cannot be certain that we will maintain this level of utilization in future periods, particularly if economic growth slows. If the utilization rate for our consulting professionals were to decline, our profit margin and profitability could suffer.

In addition, the profitability of our consulting and risk consulting and technology businesses depends on the prices we are able to charge for our services. Our pricing power is affected by a number of factors, including:

■	clients’ perception of our ability to add value through our services;

■	market demand for the services we provide;

■	our ability to develop new services and the introduction of new services by competitors;

■	the pricing policies of our competitors;

■	changes in the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and

■	general economic conditions.

If we are unable to achieve and maintain adequate billing rates for our consultants, our profit margin and profitability could suffer.

Our quarterly revenues and profitability may fluctuate significantly.

Quarterly variations in Mercer’s, Oliver Wyman Group’s and Kroll’s revenues and operating results may occur due to several factors. These include:

■	the significance of client engagements commenced and completed during a quarter;

■	the unpredictability of the timing and amount of success fees;

■	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

■	fluctuations in consultant hiring and utilization rates and clients’ ability to terminate engagements without penalty;

■	seasonality at Mercer due to the impact of regulatory deadlines and other timing factors to which our clients are subject;

■	the success of our strategic acquisitions, alliances or investments; and

■

general economic conditions, since results of operations in our consulting and risk consulting and technology businesses are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

A significant portion of total operating expenses at Mercer, Oliver Wyman Group and Kroll is relatively fixed. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results for these businesses.

Acceleration of the shift by employers from defined benefit plans to defined contribution plans could adversely affect Mercer’s operating results.

Mercer currently provides clients with actuarial and consulting services relating to both defined benefit and defined contribution plans. Defined benefit pension plans generally require more services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. Recent regulatory initiatives in the United States and certain European countries may result in companies either discontinuing or curtailing defined benefit programs in favor of defined contribution plans. If organizations shift to defined contribution plans more rapidly than we anticipate and we do not successfully adjust our service offerings to take account of that change, Mercer’s operating results could be adversely affected.

Item 1B.    Unresolved Staff Comments.

There are no unresolved comments to be reported pursuant to Item 1B.

Item 2.    Properties.

MMC and its subsidiaries maintain their corporate headquarters in and around New York City. We also maintain other offices around the world, primarily in leased space. In certain circumstances, we may have space that we sublet to third parties, depending upon our needs in particular locations.

MMC and certain of its subsidiaries own, directly and indirectly through special-purpose subsidiaries, a 55% condominium interest covering approximately 900,000 square feet in a 44-story building in New York City. MMC’s owned interest is financed by a loan that is non-recourse to MMC (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interest and a first priority assignment of leases and rents. In the event of a default in the payment of the loan and certain credit rating downgrade events, MMC would be obligated to pay rent for the entire occupancy of the mortgaged property.

Item 3.    Legal Proceedings.

Information regarding legal proceedings is set forth in Note 16 to the consolidated financial statements appearing under Part II, Item 8 (“Financial Statements and Other Supplementary Data”) of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.      Market for MMC’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

For information regarding dividends paid and the number of holders of MMC’s common stock, see the table entitled “Selected Quarterly Financial Data and Supplemental Information (Unaudited)” below on the last page of Part II, Item 8 (“Financial Statements and Other Supplementary Data”) of this report.

MMC’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of MMC’s common stock during 2007 and 2006 and each quarterly period thereof:

	2007 Stock Price Range		2006 Stock Price Range
	High	Low	High	Low

First Quarter	$31.75	28.30	$32.73	28.94
Second Quarter	$33.90	29.06	$31.29	25.90
Third Quarter	$31.60	24.02	$29.49	24.00
Fourth Quarter	$27.00	23.12	$32.47	27.27
Full Year	$33.90	23.12	$32.73	24.00

On February 26, 2008, the closing price of MMC’s common stock on the NYSE was $26.38.

In 2007, MMC repurchased and placed into Treasury a total of 37,340,798 shares of its common stock. The table below sets forth information regarding MMC’s repurchases of its common stock during the fourth quarter of 2007:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1-31, 2007	—	—	—	$700 million (1)(2)
Nov. 1-30, 2007	—	—	—	$700 million (1)(2)
Dec. 1-31, 2007	—	—	—	$700 million (1)(2)
Total 4Q 2007	—	—	—	$700 million (1)(2)

(1)	MMC’s Board of Directors announced a share repurchase authorization in August 2007, allowing up to $1.5 billion in repurchases. In August 2007, MMC entered into an $800 million accelerated share repurchase agreement with a financial institution counterparty under this authorization. Pursuant to the repurchase agreement, MMC took delivery of an initial tranche of 21,320,530 shares in August 2007. MMC expects to take delivery of a second and final tranche of approximately 10.7 million shares under the repurchase agreement in March 2008, for no additional payment.

(2)	The $800 million accelerated share repurchase transaction described in note (1) was effected under the $1.5 billion share repurchase authorization announced in August 2007. Accordingly, MMC remains authorized to repurchase further shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Item 6.      Selected Financial Data.

Marsh & McLennan Companies, Inc. and Subsidiaries

FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2007	2006	2005	2004	2003	Compound Growth Rate 2002-2007
Revenue:
Service Revenue	$11,187	$10,350	$9,902	$9,877	$9,156	7%
Investment Income (Loss)	163	197	180	149	97	8%
Total Revenue	11,350	10,547	10,082	10,026	9,253	7%
Expenses:
Compensation and Benefits	7,030	6,515	6,327	6,073	5,094	10%
Other Operating Expenses	3,301	2,877	3,135	2,853	2,226	12%
Regulatory and Other Settlements	—	—	30	618	—
Total Expenses	10,331	9,392	9,492	9,544	7,320	10%
Operating Income	1,019 (a)	1,155 (a)	590 (a)	482	1,933	(9)%
Interest Income	95	60	44	20	23
Interest Expense	(267)	(303)	(332)	(219)	(185)
Income Before Income Taxes and Minority Interest	847	912	302	283	1,771	(11)%
Income Taxes	295	272	95	100	555
Minority Interest, Net of Tax	14	8	6	8	8
Income From Continuing Operations	538	632	201	175	1,208	(12)%
Discontinued Operations, Net of Tax	1,937	358	203	1	332	39%
Net Income	$2,475	$990	$404	$176	$1,540	13%
Basic Income Per Share Information:
Income From Continuing Operations	$1.00	$1.15	$0.37	$0.33	$2.27	(11)%
Income From Discontinued Operations	$3.60	$0.65	$0.38	$—	$0.62	40%
Net Income	$4.60	$1.80	$0.75	$0.33	$2.89	13%
Average Number of Shares Outstanding	539	549	538	526	533
Diluted Income Per Share Information:
Income From Continuing Operations	$0.99	$1.14	$0.37	$0.33	$2.21	(11)%
Income From Discontinued Operations	$3.54	$0.62	$0.37	$—	$0.60	40%
Net Income	$4.53	$1.76	$0.74	$0.33	$2.81	13%
Average Number of Shares Outstanding	546	557	543	535	548
Dividends Paid Per Share	$0.76	$0.68	$0.68	$1.30	$1.18	(7)%
Return on Average Stockholders’ Equity	36%	18%	8%	3%	29%
Year-end Financial Position:
Working capital	$1,961	$1,058	$1,390	$(258)	$920
Total assets	$17,359	$18,137	$17,892	$18,498	$15,053
Long-term debt	$3,604	$3,860	$5,044	$4,691	$2,910
Stockholders’ equity	$7,822	$5,819	$5,360	$5,056	$5,451
Total shares outstanding (net of treasury shares)	520	552	546	527	527
Other Information:
Number of employees	56,100	52,600	51,900	59,300	55,200
Stock price ranges —
U.S. exchanges — High	$33.90	$32.73	$34.25	$49.69	$54.97
— Low	$23.12	$24.00	$26.67	$22.75	$38.27

(a)	Includes net restructuring costs of $98 million, $87 million and $317 million in 2007, 2006 and 2005, respectively.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Part II, Item 7 of this report, for discussion of significant items affecting our results of operations in 2007, 2006 and 2005.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. MMC’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Kroll, which provides risk consulting and technology services; Mercer, which provides human resource and related financial advice and services; and the Oliver Wyman Group, which provides management consulting and other services. MMC’s approximately 56,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. This segment also includes Risk Capital Holdings, which owns investments in private equity funds and insurance and financial services firms. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related services, and specialized management and economic and brand consulting services. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services.

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. Management evaluates performance based on segment operating income, which reflects expenses directly related to segment operations, but not MMC corporate-level expenses. A reconciliation of segment operating income to total operating income is included in Note 17 to the consolidated financial statements included under Part II, Item 8 of this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.

This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report.

Significant Developments

MMC’s financial results and financial position reflect, among other items:

■

the disposal of Putnam on August 3, 2007. MMC’s cash proceeds following the payment of taxes approached $2.5 billion. An after-tax gain of $1.9 billion on the sale of Putnam along with its 2007 and comparative results of operations are included in discontinued operations;

■

the execution of two accelerated share repurchase transactions totaling $1.3 billion. The first transaction, for $500 million, was initiated in May 2007 and completed in July 2007 with MMC receiving a total of 16.02 million shares. The second transaction, for $800 million, was initiated in August 2007. MMC received an initial delivery of 21.32 million shares in August 2007, which were reflected as a reduction in shares outstanding upon receipt. MMC expects to receive an additional 10.7 million shares when the repurchase period for this transaction concludes in March 2008;

■	restructuring charges and savings related to a number of restructuring initiatives;

■

the continued decline in market service revenues in the risk and insurance services segment for business placed prior to October 1, 2004. Market services revenue declined to $3 million in 2007 as compared with $43 million and $114 million in 2006 and 2005, respectively; and

■	compensation charges resulting from the departure of MMC’s former CEO and Marsh’s former CEO.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2007	2006	2005
Revenue:
Service revenue	$11,187	$10,350	$9,902
Investment income (loss)	163	197	180
Operating revenue	11,350	10,547	10,082
Expense:
Compensation and benefits	7,030	6,515	6,327
Other operating expenses	3,301	2,877	3,165
Operating expenses	10,331	9,392	9,492
Operating income	$1,019	$1,155	$590
Income from Continuing Operations	$538	$632	$201
Discontinued Operations, net of tax	1,937	358	203
Net income	$2,475	$990	$404
Income from Continuing Operations Per Share:
Basic	$1.00	$1.15	$0.37
Diluted	$0.99	$1.14	$0.37
Net Income Per Share:
Basic	$4.60	$1.80	$0.75
Diluted	$4.53	$1.76	$0.74
Average number of shares outstanding:
Basic	539	549	538
Diluted	546	557	543
Shares outstanding at December 31,	520	552	546

Consolidated operating income was $1 billion in 2007, a decrease of $136 million or 12% from the prior year.

An increase in consulting segment operating income of 30% to $606 million was more than offset by decreases in risk and insurance services and risk consulting and technology. In addition, corporate expenses increased $63 million over the prior year, primarily due to a credit of $74 million in the prior year related to the gain on disposal of five floors in MMC’s New York headquarters building, and $14 million of incremental compensation costs in the current year related to the departure of MMC’s former CEO.

Consolidated net income increased to $2.5 billion in 2007 compared with $1.0 billion in the prior year, resulting from a $1.9 billion gain on the disposal of Putnam recorded in discontinued operations. In 2006, the net gain from disposals of discontinued operations was $172 million, primarily related to SCMS.

Consolidated Revenues and Expenses

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions on MMC’s operating revenues by segment is as follows:

	Year Ended			Components of Revenue Change
	December 31,		% Change		Acquisitions/
(In millions, except percentage figures)	2007	2006	GAAP Revenue	Currency Impact	Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Insurance Services	$4,500	$4,390	3%	4%	—	(1)%
Reinsurance Services	902	880	2%	1%	—	1%
Risk Capital Holdings (a)	163	193	(16)%	—	—	(16)%
Total Risk and Insurance Services	5,565	5,463	2%	3%	—	(1)%
Consulting
Mercer	3,368	3,021	11%	4%	—	7%
Oliver Wyman Group	1,516	1,204	26%	5%	3%	18%
Total Consulting	4,884	4,225	16%	5%	1%	10%
Risk Consulting & Technology	995	979	2%	2%	(1)%	1%
Total Operating Segments	$11,444	$10,667	7%	4%	—	3%
Corporate/Eliminations	(94)	(120)
Total Revenue	$11,350	$10,547	8%	4%	—	4%

	Year Ended			Components of Revenue Change
	December 31,		% Change		Acquisitions/
(In millions, except percentage figures)	2006	2005	GAAP Revenue	Currency Impact	Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Insurance Services	$4,390	$4,567	(4)%	—	(2)%	(2)%
Reinsurance Services	880	836	5%	—	—	5%
Risk Capital Holdings (a)	193	189	2%	—	(5)%	7%
Total Risk and Insurance Services	5,463	5,592	(2)%	—	(2)%	—
Consulting
Mercer	3,021	2,794	8%	1%	—	7%
Oliver Wyman Group	1,204	1,008	19%	1%	2%	16%
Total Consulting	4,225	3,802	11%	1%	1%	9%
Risk Consulting & Technology	979	872	12%	—	3%	9%
Total Operating Segments	$10,667	$10,266	4%	—	—	4%
Corporate/Eliminations	(120)	(184)
Total Revenue	$10,547	$10,082	5%	—	—	5%

(a)	Risk Capital Holdings owns MMC’s investments in private equity funds, insurance and financial services firms.

Revenue

Consolidated revenue for 2007 increased 8% to $11.4 billion compared with 2006, reflecting a 4% increase in underlying revenue and a 4% positive impact of foreign currency translation.

Revenue in the risk and insurance services segment increased 2% compared with 2006. Underlying revenue decreased 1% for the total risk and insurance services segment, reflecting a 1% increase in Reinsurance Services, a 1% decrease in Insurance Services partially reflecting a $40 million decrease in market service revenue, and a 16% decrease in Risk Capital Holdings. Consulting revenue increased 16%, resulting from an 11% increase in Mercer’s businesses and 26% growth in the Oliver Wyman Group businesses. On an underlying basis, revenue increased 7% in Mercer, 18% in Oliver Wyman Group and 10% for the consulting segment in total. Revenue increased 2% in risk consulting & technology, 1% on an underlying basis.

In 2006, risk and insurance services revenue decreased 2% compared with 2005 and was flat on an underlying basis. A 5% increase in underlying revenue in reinsurance services was offset by a 2% decrease in insurance services, partly resulting from a $71 million decline in market service revenue. Risk consulting & technology revenue increased 12% due to growth in Kroll’s corporate advisory and restructuring, technology services and security businesses. Consulting revenue increased 11%, resulting from a 19% increase in the Oliver Wyman Group businesses and an 8% increase at Mercer.

Operating Expenses

Consolidated operating expenses in 2007 increased 10% compared with 2006. Operating expenses increased 5% on an underlying basis in 2007 compared with 2006. The increase in underlying expenses is due to higher compensation and benefit costs driven by consulting due to increased volume across all operating companies, increased advertising, primarily in insurance services, and favorable professional liability experience in 2006.

Consolidated operating expenses in 2006 decreased 1% from 2005. The decrease in operating expenses reflects cost savings from restructuring activities; a decrease in net restructuring and related charges; lower settlement, legal and regulatory costs related to proceedings involving MMC and certain of its subsidiaries; and lower costs related to employee retention awards, partly offset by higher compensation costs, primarily in the consulting segment due to increased headcount and higher incentive compensation. Expenses in 2006 also reflect lower costs related to professional liability claims. These decreases in 2006 were partly offset by higher expenses related to stock options. Due to the adoption of SFAS 123(R) on July 1, 2005, expenses related to stock options were recorded for only six months in 2005 while 2006 includes stock option expense for the full year. In 2006, the costs related to stock options are included in segment results. In 2005, the costs related to stock options are included in Corporate.

Restructuring and Related Activities

MMC initiated restructuring activities in the first quarter of 2005 (the “2005 Plan”) and the third quarter of 2006. In 2007 we incurred net restructuring costs of $98 million and related charges of $21 million, primarily accelerated amortization, from actions taken under these restructuring plans. The costs and annualized savings relating to the plans are discussed below.

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

2006 Cost-Savings Initiative

In September 2006, MMC announced a cost-savings initiative related to firm-wide infrastructure, organization structure and operating company business processes. The first phase of this initiative began in September 2006.

As previously reported, MMC’s actions under the first phase are substantially complete, except for certain actions related to MMC’s headquarters building. From inception through December 31, 2007, MMC incurred total costs of $56 million related to the first phase, consisting of $20 million of restructuring charges ($10 million of which were incurred in 2007) and related charges totaling $36 million ($21 million of which were incurred in 2007, primarily related to accelerated amortization of leasehold improvements). The restructuring charges are net of a $74 million gain on the sale of 5 floors of MMC’s New York headquarters building recorded in the fourth quarter of 2006. The actions completed under this first phase of the 2006 cost-savings initiatives have resulted in annualized savings of approximately $135 million.

Separate from the 2006 cost-savings initiative, Marsh identified actions that resulted in the elimination of approximately 170 employee positions through staff reductions and attrition. These actions have resulted in annualized savings of approximately $40 million. Through December 31, 2007 these actions by Marsh have resulted in charges of $53 million; $39 million of these charges were recorded in 2007.

In the fourth quarter of 2007, Marsh took additional actions that resulted in the elimination of 84 positions and annualized savings of $12 million. These actions resulted in charges of $16 million for severance and related benefits.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase includes Putnam’s interest in the T.H. Lee private equity business. After the payment of taxes in December 2007, the cash proceeds to MMC after minority interest approached $2.5 billion. The transaction resulted in a pre-tax gain of $3.0 billion ($1.9 billion after tax), which is included in discontinued operations. Putnam’s results of operations through August 2, 2007 and results for prior years are included in discontinued operations in the accompanying consolidated statements of income. Putnam’s assets and liabilities are reported as discontinued operations in the accompanying balance sheet at December 31, 2006.

Other Businesses Exited

During 2006, MMC completed the sale of several businesses: SCMS in January 2006; Price Forbes in September 2006; and KSI in December 2006. The gain or loss on disposal of these businesses, including any charges to reduce the carrying value to fair value less cost to sell, are included in discontinued operations in 2006.

The operating results of each of the businesses, through the date of sale or disposal, are included in discontinued operations in 2005 except for the 2005 results of Price Forbes, which were insignificant to MMC’s results for that year.

In 2005, Marsh completed the sale of Crump Group Inc. The gain on disposal of Crump, as well as its results of operations through the date of disposal, are included in discontinued operations in 2005.

Risk and Insurance Services

In the Risk and Insurance Services segment, MMC’s subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of risk management, insurance broking and insurance program management services, primarily under the name of Marsh; and engage in reinsurance broking, catastrophe and financial modeling services and related advisory functions, primarily under the name of Guy Carpenter. Risk Capital Holdings owns investments in private equity funds and insurance and financial firms.

Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients and/or commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. Revenues are affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients themselves and by the value of the risks that have been insured since commission based compensation is frequently related to the premiums paid by insureds/reinsureds. In many cases, compensation may be negotiated in advance, based on the types and amounts of risks to be analyzed by MMC and ultimately placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next will therefore be affected by changes in premium rate levels, fluctuations in client risk retention, and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.

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

Following the sale of MMC Capital’s business in May 2005, we no longer receive fees in connection with the private equity investments previously managed by MMC Capital, nor do we receive management fees or origination fees related to this business, except that MMC retained the right to receive certain performance fees relating to the Trident II private equity partnership. We continue to receive dividends and to recognize capital appreciation or depreciation on the investments held by Risk Capital Holdings, as well as revenue on Risk Capital Holdings’ sales of investments from time to time. Based on recent security market levels, revenue for Risk Capital Holdings is expected to continue to be volatile on a quarter-to-quarter basis and substantially lower in 2008 as compared to 2007.

The results of operations for the risk and insurance services segment are presented below:

(In millions of dollars)	2007	2006	2005
Service Revenue	$5,402	$5,267	$5,412
Investment Income (loss)	163	196	180
Revenue	5,565	5,463	5,592
Compensation and Benefits	3,353	3,238	3,399
Other Operating Expenses	1,705	1,548	1,888
Expense	5,058	4,786	5,287
Operating Income	$507	$677	$305
Operating Margin	9.1%	12.4%	5.5%

Revenue

Revenue in risk and insurance services increased 2% in 2007 compared with 2006, reflecting the positive impact of foreign currency exchange fluctuations, partly offset by a 1% decrease in underlying revenue.

In insurance services, revenue increased 3% from last year, reflecting a 4% positive impact of currency translation and a 1% decrease in underlying revenue. For the full year, Marsh’s new business production increased 5% on an underlying basis in 2007 compared with 2006. Premium rate declines in the commercial insurance marketplace continued to accelerate during the year. On a geographic basis, Marsh revenue included $2.4 billion in the Americas, $1.7 billion in EMEA and $388 million in Asia Pacific, compared with $2.4 billion, $1.6 billion and $348 million in the respective geographies in 2006.

Reinsurance services revenue increased 2% in 2007 compared to 2006 and 1% on an underlying basis. These results were achieved despite a significant decline in U.S. property catastrophe rates as well as higher risk retentions by clients.

Risk Capital Holdings’ revenue was $163 million in 2007 compared with $193 million in 2006. Risk Capital Holdings’ revenue in 2007 relates primarily to mark-to-market gains on private equity fund investments and gains from the sales of investments. Revenue from Risk Capital Holdings is expected to continue to be volatile on a quarter-to-quarter basis and substantially lower in 2008 as compared to 2007.

Effective January 1, 2007, Marsh managed certain businesses (formerly part of Risk Consulting & Technology) which had revenue of $16 million in 2007. Revenue from these businesses was $25 million in 2006, and is reflected as part of Risk Consulting & Technology.

Revenue in risk and insurance services decreased 2% in 2006 compared with 2005 and was flat on an underlying basis. Higher revenue in reinsurance services and Risk Capital Holdings was offset by a decrease in insurance services.

In December 2006, MMC, through its subsidiary Risk Capital Holdings, contributed its limited partnership interest in Trident III, valued at $182 million, to MMC’s U.K. pension fund. The transaction was recorded at the estimated fair value of MMC’s investment on the date of the contribution. Risk Capital Holdings’ revenue in 2006 included $38 million of mark-to-market gains for Trident III recognized through the date of the contribution.

Expense

Expenses in the risk and insurance services segment increased 6% in 2007 over the prior year. The increase in expenses reflects higher salary costs due to increased headcount during the second half of the year; the impact of foreign currency exchange fluctuations; costs associated with Marsh’s advertising campaign initiated in the Spring of 2007; incremental expenses related to the departure of Marsh’s former CEO; and the effect of favorable professional liability experience in 2006. These increases were partly offset by lower restructuring and related costs versus 2006 and reduced incentive compensation accruals.

In 2006, expenses in the risk and insurance services segment decreased 9% over the prior year. The decrease reflects cost savings from restructuring; a decrease in restructuring charges from $257 million in 2005 to $100 million in 2006; a decrease of $45 million in settlement, legal and regulatory costs related to market services agreements and associated shareholder and policyholder litigation; and a decrease of $78 million related to employee retention awards. In addition, 2006 expenses reflect lower incentive compensation costs and lower costs related to professional liability claims. Partly offsetting these decreases were costs of $47 million in 2006 related to employee stock options which were not charged to the segment in 2005.

Consulting

MMC conducts business in its Consulting segment through two main business groups. Mercer includes practice groups specializing in retirement and investments, outsourcing, health and benefits and talent. The Oliver Wyman Group provides specialized management and economic and brand consulting services.

The major component of Consulting’s revenue, in both Mercer and the Oliver Wyman Group, is fees paid by clients for advice and services. Mercer, principally through its health & benefits line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s discretionary investment management business and certain of Mercer’s outsourcing business defined contribution administration services consists principally of fees based on assets under administration.

Revenue in the consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also subject to competition due to the introduction of new products and services, broad trends in employee demographics, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of discretionary investment management services and retirement trust and administrative services are significantly affected by securities market performance.

The results of operations for the consulting segment are presented below:

(In millions of dollars)	2007	2006	2005
Service Revenue	$4,884	$4,224	$3,802
Investment Income	—	1	—
Revenue	4,884	4,225	3,802
Compensation and Benefits	2,951	2,647	2,330
Other Operating Expenses	1,327	1,112	1,021
Expense	4,278	3,759	3,351
Operating Income	$606	$466	$451
Operating Margin	12.4%	11.0%	11.9%

Revenue

Consulting revenue in 2007 increased 16% compared with 2006 comprising 11% growth at Mercer and 26% growth at Oliver Wyman Group. Revenue for the segment increased 10% on an underlying basis. Within Mercer, the revenue increase of 11%, reflects growth in retirement and investment of 13%, health and benefits of 6%, outsourcing of 15% and talent of 10%. Mercer grew 7% on an underlying basis. The Oliver Wyman Group grew 26%, or 18% on an underlying basis, compared with the same period last year. Management, economic and brand consulting all produced double digit growth.

Consulting revenue in 2006 increased 11% compared with 2005. Revenue for Mercer increased 8%, or 7% on an underlying basis driven by strong growth in retirement and investments, and talent. Oliver Wyman Group revenues grew 19%, 16% on an underlying basis. Each of the Oliver Wyman Group practices contributed to this performance, led by management consulting which increased underlying revenues 18%.

Expense

Consulting expenses increased 14% in 2007 compared with 2006, reflecting higher compensation costs due to an increased volume of business, higher incentive compensation commensurate with improved operating performance and the impact of foreign currency translation.

Consulting expenses increased 12% in 2006 compared with 2005. The expense increase reflects restructuring charges of $27 million, the impact of acquisitions and higher compensation costs due in part to increased staff levels. In addition, expenses in 2006 include costs of $41 million related to employee stock options which were not charged to the segment in 2005.

Risk Consulting & Technology

MMC’s Risk Consulting & Technology segment primarily consists of Kroll and its subsidiaries. Kroll services fall into two major product lines: consulting services, which includes risk consulting, corporate advisory & restructuring and security; and technology enabled solutions.

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

The results of operations for the risk consulting & technology segment are presented below:

(In millions of dollars)	2007	2006	2005
Revenue	$995	$979	$872
Compensation and Benefits	506	466	406
Other Operating Expenses	383	364	345
Expense	889	830	751
Operating Income	$106	$149	$121
Operating Margin	10.7%	15.2%	13.9%

Revenue

Risk consulting and technology revenues increased 2% compared with 2006, and 1% on an underlying basis. Revenue in Kroll’s technology operations rose 13% to $569 million, led by the Kroll Ontrack legal technology unit and Kroll’s background screening business. Revenues in Kroll’s consulting business decreased 10% to $426 million. The decline in Kroll’s consulting revenue reflects continued weak demand for Kroll’s corporate restructuring services, including lower client success fees for completed engagements compared with 2006.

Risk consulting & technology revenues increased 12% in 2006 compared with 2005, and 9% on an underlying basis. The technology services group, Kroll’s largest business unit, increased revenues by 12%.

Effective January 1, 2007, Kroll transferred to Marsh certain businesses which had revenue of $25 million in 2006. Revenue for the risk consulting and technology segment in 2006 has not been restated for this transfer.

In the fourth quarter of 2006, Kroll completed the sale of KSI, an international security operation that provided high-risk asset and personal protection services. The financial results of KSI are included in discontinued operations and are not included in the segment’s results for any year presented.

Expense

Risk consulting and technology expenses in 2007 increased 7% compared with 2006 partially due to the impact of foreign exchange fluctuations. The increase reflects higher compensation related to the increased volume of business for Kroll’s Ontrack and background screening operations, as well as higher compensation in the corporate advisory and restructuring business to retain key professional staff in anticipation of future increased activity. Also, expenses in 2006 included a credit related to the early termination of a licensing agreement.

Risk consulting & technology expenses increased 11% in 2006 compared with 2005. Approximately half of the increase results from acquisitions and the impact of foreign currency fluctuation. The remaining increase reflects higher compensation in the corporate advisory and restructuring and the background screening businesses, as well as increased costs for outside services in the background screening business due to a higher volume of business. The increases discussed above are partly offset by a credit in 2006 related to the early termination of a licensing agreement.

Discontinued Operations

Results of discontinued operations includes the gain on the sale of Putnam as well as Putnam’s operating income through August 2, 2007 and the operating income from Putnam, SCMS, KSI and Price Forbes for 2006 and 2005. The gain on the disposal of Crump and Crump’s operating income are included in discontinued operations in 2005. In addition, discontinued operations in 2006 also includes the gain on disposal of SCMS and a charge to reduce the carrying value of Price Forbes’ assets to fair value.

The following depicts the results of discontinued operations including revenue and expense detail for Putnam:

(In millions of dollars)	2007	2006	2005
Putnam:
Revenue	$798	$1,385	$1,506
Expense	636	1,082	1,243
Operating Income	162	303	263
Minority interest and other discontinued operations	(2)	1	43
Provision for income tax	71	118	117
Income from discontinued operations, net of tax	89	186	189
Gain on disposal of discontinued operations	2,965	298	55
Provision for income tax	1,117	126	41
Gain on disposal of discontinued operations, net of tax	1,848	172	14
Discontinued operations, net of tax	$1,937	$358	$203

MMC’s gain on the Putnam transaction increased diluted earnings per share $3.38 for the year ended December 31, 2007. In 2006, discontinued operations included an after-tax net gain of $179 million related to the gain on disposal of SCMS and charges related to Price Forbes and KSI, which increased diluted earnings per share for the year ended December 31, 2007 by approximately $0.32.

Corporate Items

Corporate Expenses

Corporate expenses were $200 million in 2007, compared to $137 million in 2006. These costs include $42 million for restructuring and related charges in 2007, compared with a credit of $31 million of such items in 2006 that included a $74 million gain on the sale of five floors in MMC’s headquarters building. In 2007, corporate expenses included incremental costs of $14 million related to the departure of MMC’s former CEO that were offset by a credit from an accrual adjustment related to the separation of former MMC senior executives.

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

Interest

Interest income earned on corporate funds amounted to $95 million in 2007, an increase of $35 million from 2006. The increase in interest income reflects generally higher average interest rates in 2007 compared with 2006, and higher invested balances during the second half of the year resulting from the receipt of proceeds from the Putnam transaction. Interest expense of $267 million in 2007 decreased from $303 million from 2006. The decrease in interest expense is primarily due to a decrease in the average level of debt compared to the prior year.

Interest income earned on corporate funds amounted to $60 million in 2006, an increase of $16 million from 2005. The increase in interest income reflected the combination of higher average corporate cash balances and generally higher average interest rates in 2006 compared with the prior year. Interest expense of $303 million in 2006 decreased from $332 million in 2005. The decrease in interest expense is primarily due to $34 million recorded in the third quarter of 2005 for the prepayment charge incurred in connection with the refinancing of the mortgage on MMC’s headquarters building in New York.

Income Taxes

MMC’s consolidated effective tax rate was 34.9% in 2007 compared to 29.8% in 2006. The change primarily reflects the unfavorable impact of international tax law changes in 2007 and the release of valuation allowances on certain deferred tax assets in 2006.

MMC’s consolidated effective tax rate was 29.8% in 2006 compared to 31.4% in 2005. The change primarily reflects the release of valuation allowances on certain deferred tax assets, partly offset by a change in the geographic mix of MMC’s earnings and an adjustment of the 2005 tax provision estimates to the tax return amount.

The effective tax rate is sensitive to the geographic mix of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. Furthermore, losses in certain jurisdictions cannot be offset by earnings from other operations, and may result in the need for valuation allowances against deferred taxes which would affect the rate.

MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment resulting from new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. Such adjustments could have a material impact on MMC’s effective tax rate, net income, and cash flows in a particular future period.

Liquidity and Capital Resources

MMC’s routine liquidity needs are primarily for current operating expenses, capital expenditures, servicing debt, pension obligations, paying dividends on outstanding stock and funding acquisitions. As a holding company, our primary source for meeting these requirements is cash flows from our operating subsidiaries. Other sources of liquidity include borrowing facilities discussed below in Financing Cash Flows.

Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheet as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for MMC.

Operating Cash Flows

MMC used $231 million of cash for operations in 2007 compared with generating $878 million in 2006. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from the disposition of businesses and the gain on the sale of five floors from the MMC headquarters building; adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. Payment of accrued liabilities in 2007 includes approximately $170 million for regulatory settlements and tax payments of $933 million related to the disposition of businesses, primarily Putnam. Comparable items in 2006 include payments of approximately $270 million for regulatory settlements and tax payments of $136 million related to the disposition of businesses. Although the cash proceeds from the Putnam transaction are included in investing cash flows, SFAS 95 specifies that the related payment of taxes be included in operating cash flows and not allocated to other cash flow categories.

MMC has funding requirements for its U.S. non-qualified and non-U.S. pension plans in 2008 of approximately $20 million and $255 million, respectively. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan in 2007 or in 2008. Funding requirements for non-U.S. plans vary by country. Contribution rates are determined by the local actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of MMC’s cash flows, including dividends, investments, and share repurchases.

During 2007, MMC contributed approximately $20 million to the U.S. pension plans and $189 million to the significant non-U.S. pension plans, compared with $20 million for U.S. plans and $319 million for significant non-U.S. plans in 2006. The contribution to the non-U.S. plans in 2006 includes a non-cash contribution of MMC’s investment in Trident III, a private equity limited partnership. The contribution was recorded based on the estimated fair value on the date of the contribution of $182 million.

In September 2006, the FASB issued SFAS 158. SFAS 158 requires that MMC recognize on a prospective basis the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded Plans as a net benefit plan liability. The offsetting adjustment to the amount of assets and liabilities required to be recognized is recorded in Accumulated Other Comprehensive Income, net of tax, in MMC’s 2006 year-end balance sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006. The impact of adopting SFAS 158 resulted in a reduction in assets of $660 million and an increase in liabilities of $245 million, including a related adjustment to tax benefits of $423 million. The net impact of adopting SFAS 158 was a reduction of MMC’s stockholders’ equity of $905 million in 2006 (or $804 million including an adjustment for the impact of recording a reduction to the minimum pension liability prior to the adoption of SFAS 158). In 2007, the improved funded status of the Plans resulted in a net increase to equity of $708 million. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions, contributions to the Plans, and changes in assumptions to reflect information available at the respective measurement dates. In 2007, the funded status of MMC’s Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2007, reflecting a general widening of credit spreads on high quality corporate debt obligations and by contributions and asset returns.

Financing Cash Flows

Net cash used for financing activities was $2.6 billion in 2007 compared with $759 million of net cash used for financing activities in 2006. During 2007, MMC repurchased $1.3 billion of its common stock and reduced outstanding debt by approximately $1.1 billion. These actions are discussed more fully below.

Share Repurchases

In August 2007, MMC entered into an $800 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21,320,530 shares of MMC common stock, which were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the delivery date. This number of shares was the quotient of the $800 million purchase price divided by a contractual “cap” price of $37.5225 per share. Based on the final average share price during the settlement period less a discount, it is expected that approximately 10.7 million additional shares will be delivered to MMC in March 2008. This transaction was effected under a $1.5 billion share repurchase authorization granted by MMC’s Board of Directors in August 2007. MMC remains authorized to repurchase additional shares of its common stock up to a value of $700 million. There is no time limit on this authorization.

In May 2007, MMC entered into a $500 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, MMC paid the full $500 million purchase price and took delivery from the counterparty of an initial tranche of 13,464,749 shares of MMC common stock. Based on the market price of MMC’s common stock over the subsequent settlement period, in July 2007 the counterparty delivered to MMC an additional 2,555,519 shares for no additional payment and the transaction was concluded. MMC thus repurchased a total of 16,020,268 shares in the transaction, for a total cost of $500 million and an average price per share to MMC of $31.2105. The repurchased shares were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the respective delivery dates. This transaction was effected under a $500 million share repurchase authorization granted by MMC’s Board of Directors in May 2007.

MMC made no share repurchases in 2006.

Debt Repayment

During 2007, MMC utilized commercial paper and bank borrowings, as well as cash on hand, to manage liquidity, including the funding of maturing bonds and the repurchase of shares. In the first quarter of 2007, MMC’s 5.375%, five-year $500 million senior notes matured. MMC’s three-year floating rate $500 million senior notes matured in the third quarter of 2007. MMC used a portion of its proceeds from the Putnam transaction to pay down outstanding commercial paper and revolving credit facility borrowings. At December 31, 2007, no commercial paper or revolving credit facility borrowings were outstanding.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility will expire in December 2010. There were no borrowings outstanding under this facility at December 31, 2007.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. MMC carries a stable outlook from both Moody’s and Standard & Poor’s. In December 2007, Standard & Poor’s lowered its rating on MMC’s long-term debt from BBB to BBB- and lowered the rating on MMC’s short-term debt from A-2 to A-3.

MMC also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $265 million at December 31, 2007 and $269 million at December 31, 2006. There were no outstanding borrowings under these facilities at December 31, 2007.

Dividends

MMC paid total dividends of $413 million in 2007 ($0.76 per share) and $374 million ($0.68 per share) in 2006.

In January 2008, the board of directors approved an increase to MMC’s quarterly cash dividend to 20 cents per share from 19 cents paid previously.

Investing Cash Flows

Net cash provided by investing activities amounted to $2.8 billion in 2007 primarily due to the Putnam transaction. This compares with $136 million of net cash used for investing activities in 2006. Cash generated by the sale of SCMS totaled $326 million in 2006. Cash used for acquisitions totaled $206 million in 2007 compared with $221 million in 2006. Remaining deferred cash payments of approximately $32 million related to acquisitions completed in 2007 and prior years are recorded in Accounts payable and accrued liabilities or in Other liabilities in the consolidated balance sheets at December 31, 2007. Cash provided by the sale of securities of $78 million in 2007 was partly offset by cash used to purchase investments of $44 million. In 2006, cash used to purchase investments of $193 million was partly offset by the sale of securities of $118 million in 2007.

MMC’s additions to fixed assets and capitalized software, which amounted to $378 million in 2007 and $307 million in 2006, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $81 million in connection with its investments in Trident II and other funds managed by Stone Point Capital, LLC. The majority of MMC’s investment commitments for funds managed by Stone Point Capital, LLC are related to Trident II, the investment period for which is now closed for new investments. Any remaining capital calls for Trident II would relate to follow-on investments in existing portfolio companies or for management fees or other partnership expenses. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio in 2008 and thereafter, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of December 31, 2007:

	Payment due by Period

Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$260	$260	$—	$—	$—
Long-term debt	3,608	—	969	267	2,372
NYAG/NYSID settlement	170	170	—	—	—
Net operating leases	3,028	370	645	520	1,493
Service agreements	133	58	42	24	9
Other long-term obligations	39	26	13	—	—
Total	$7,238	$884	$1,669	$811	$3,874

The above does not include unrecognized tax benefits of $351 million, accounted for under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $86 million that may become payable during 2008. The above does not include liabilities established under FIN 45 as MMC is unable to reasonably predict the timing of settlement of these liabilities.

Market Risk and Credit Risk

Certain of MMC’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Interest Rate Risk and Credit Risk

MMC has historically managed its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance MMC’s asset base. During 2007, virtually all of MMC’s variable rate borrowings were repaid.

Interest income generated from MMC’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

MMC had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2007
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits (Note 1)	$2,133
Fiduciary cash and investments (Note 1)	$3,612

These investments and debt instruments are discussed more fully in the above-indicated Notes to the consolidated financial statements.

Based on the above balances, if short-term interest rates decrease by 10% or 45 basis points over the course of the year, annual interest income, including interest earned on fiduciary funds, would decrease by approximately $14 million.

In addition to interest rate risk, our cash investments and fiduciary fund investments are subject to potential loss of value due to counterparty credit risk. To minimize this risk, MMC and its subsidiaries invest pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counterparty limits assigned based primarily on credit rating and type of investment. MMC carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary funds are invested in short-term bank deposits and liquid money market funds.

Foreign Currency Risk

The translated values of revenue and expense from MMC’s international risk and insurance services and consulting operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue. Note 17 details revenue by geographic area. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business.

Equity Price Risk

MMC holds investments in public and private companies, as well as in certain private equity funds managed by Stone Point Capital. Publicly traded investments of $23 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $43 million are accounted for using the cost method and $293 million are accounted for using the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS 158”). SFAS 158 requires that MMC recognize the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in MMC’s consolidated balance sheets. MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006.

The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. MMC believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust them as appropriate. Based on its current assumptions, MMC expects pension expense to decrease by approximately $200 million in 2008 and currently expects to contribute approximately $275 million to the plans during 2008.

During 2005 MMC made changes to the U.S. pension plan that were designed to reduce MMC’s benefits costs going forward. The changes, which were effective January 1, 2006, include changing the benefit formula from a final average salary to a career average salary as well as a change in the calculation for early retirement benefits. During 2006, MMC made similar changes to its U.K. pension plans.

Future pension expense or credits will depend on plan provisions, future investment performance, future assumptions, and various other factors related to the populations participating in the pension plans. Holding all other assumptions constant, a half-percentage point change in the rate of return and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which comprise approximately 89% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease

(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return	$(15.2)	$(28.0)	$15.2	$28.0
Discount Rate	$(28.5)	$(55.4)	$30.7	$57.3

Changing the discount rate and leaving the other assumptions constant may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate.

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

Income Taxes

MMC’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. On January 1, 2007 MMC adopted the provisions of FIN 48, to account for the uncertainty in income taxes. Accordingly, MMC reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. Prior to January 1, 2007, MMC estimated its uncertain income tax obligations in accordance with SFAS 109 and SFAS 5. MMC recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Tax law requires items be included in MMC’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for and amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. MMC evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. MMC also considers tax-planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior carryback years if carryback is permitted under the appropriate tax law. The underlying assumptions MMC uses in forecasting future taxable income require significant judgment and take into account MMC’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

Fair Value Determinations

Investment Valuation – MMC holds investments in both public and private companies, as well as certain private equity funds. The majority of the public investments are accounted for as available for sale securities under SFAS No. 115. Certain investments, primarily investments in private equity funds, are accounted for using the equity method under APB Opinion No. 18. MMC periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. MMC bases its review on the facts and circumstances as they relate to each investment. Fair value of investments in private equity funds is determined by the Funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of MMC’s investments. MMC reviews with the fund manager the appropriateness of valuation results for significant private equity investments.

Goodwill Impairment Testing – Under SFAS 142, MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level. MMC completed its 2007 annual review in the third quarter of 2007 and concluded that goodwill is not impaired. The fair value estimates used in this assessment are dependent upon assumptions and estimates about the future profitability and other financial ratios of our reporting units, as well as relevant financial data, recent transactions and market valuations of comparable public companies. If in the future, the performance of our reporting units varies significantly from our projections or our assumptions or estimates about future profitability of our reporting units change, the estimated fair value of our reporting units could change materially and could result in an impairment of goodwill.

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

As of December 31, 2007, there was $34 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.4 years. Also as of December 31, 2007, there was $289 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards.

See Note 9 to the consolidated financial statements for additional information regarding the adoption of SFAS 123(R).

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 to MMC’s consolidated financial statements.

On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, MMC recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million of total gross unrecognized tax benefits at the beginning of 2007. Of this total, $218 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods. MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties, before any applicable federal benefit, at January 1, 2007 was $40 million. See Note 7 to the consolidated financial statements for further discussion of FIN 48 and income taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of MMC’s 2008 fiscal year. MMC does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an entity to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of adoption. MMC did not elect to adopt the fair value option for any financial assets or liabilities as of January 1, 2008.

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

SFAS 141(R) requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination.

SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.

Both standards are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

See the information set forth under the heading “Market Risk and Credit Risk” above under Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Item 8.      Financial Statements and Supplementary Data.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31,
(In millions, except per share figures)	2007	2006	2005
Revenue:
Service revenue	$11,187	$10,350	$9,902
Investment income (loss)	163	197	180
Operating revenue	11,350	10,547	10,082
Expense:
Compensation and benefits	7,030	6,515	6,327
Other operating expenses	3,301	2,877	3,165
Operating expenses	10,331	9,392	9,492
Operating income	1,019	1,155	590
Interest income	95	60	44
Interest expense	(267)	(303)	(332)
Income before income taxes and minority interest	847	912	302
Income taxes	295	272	95
Minority interest, net of tax	14	8	6
Income from continuing operations	538	632	201
Discontinued operations, net of tax	1,937	358	203
Net income	$2,475	$990	$404
Basic net income per share — Continuing operations	$1.00	$1.15	$0.37
— Net income	$4.60	$1.80	$0.75
Diluted net income per share — Continuing operations	$0.99	$1.14	$0.37
— Net income	$4.53	$1.76	$0.74
Average number of shares outstanding — Basic	539	549	538
— Diluted	546	557	543
Shares outstanding at December 31,	520	552	546

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, (In millions of dollars)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,133	$2,015
Receivables
Commissions and fees	2,614	2,340
Advanced premiums and claims	77	82
Other	302	452
	2,993	2,874
Less — allowance for doubtful accounts and cancellations	(119)	(156)
Net receivables	2,874	2,718
Assets of discontinued operations	—	1,921
Other current assets	447	322
Total current assets	5,454	6,976
Goodwill and intangible assets	7,759	7,595
Fixed assets, net	992	990
Pension related assets	1,411	613
Other assets	1,743	1,963
	$17,359	$18,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$260	$1,111
Accounts payable and accrued liabilities	1,670	2,486
Regulatory settlements — current portion	177	178
Accrued compensation and employee benefits	1,290	1,230
Accrued income taxes	96	131
Liabilities of discontinued operations	—	782
Total current liabilities	3,493	5,918
Fiduciary liabilities	3,612	3,587
Less — cash and investments held in a fiduciary capacity	(3,612)	(3,587)
	—	—
Long-term debt	3,604	3,860
Regulatory settlements	—	173
Pension, postretirement and postemployment benefits	709	1,085
Liability for errors and omissions	596	624
Other liabilities	1,135	658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, Issued 560,641,640 shares in 2007 and 2006	561	561
Additional paid-in capital	1,242	1,138
Retained earnings	7,732	5,691
Accumulated other comprehensive loss	(351)	(1,272)
	9,184	6,118
Less — treasury shares at cost, 40,249,598 in 2007 and 8,727,764 in 2006	(1,362)	(299)
Total stockholders’ equity	7,822	5,819
	$17,359	$18,137

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, (In millions of dollars)	2007	2006	2005
Operating cash flows:
Net income	$2,475	$990	$404
Adjustments to reconcile net income to cash generated from operations:
Depreciation of fixed assets and capitalized software	366	391	391
Amortization of intangible assets	76	97	99
Provision for deferred income taxes	12	60	36
Net (gains) losses on investments	(176)	(222)	(183)
Disposition of assets	(1,833)	(218)	(19)
Stock-option compensation	71	116	64
Changes in assets and liabilities:
Net receivables	(321)	(157)	57
Other current assets	370	(651)	122
Other assets	203	19	(229)
Accounts payable and accrued liabilities	(350)	682	(35)
Accrued compensation and employee benefits	(28)	94	(167)
Accrued income taxes	(1,141)	(242)	4
Other liabilities	(4)	(184)	(72)
Effect of exchange rate changes	49	103	(73)
Net cash (used for) provided by operations	(231)	878	399
Financing cash flows:
Net decrease in commercial paper	—	—	(129)
Proceeds from issuance of debt	3	322	2,341
Other repayments of debt	(1,120)	(888)	(1,990)
Purchase of treasury shares	(1,300)	—	—
Issuance of common stock	186	181	269
Dividends paid	(413)	(374)	(363)
Net cash (used for) provided by financing activities	(2,644)	(759)	128
Investing cash flows:
Capital expenditures	(378)	(307)	(345)
Net sales (purchases) of long-term investments	57	(107)	318
Proceeds from sales related to fixed assets	11	136	46
Dispositions	3,357	375	156
Acquisitions	(206)	(221)	(74)
Other, net	1	(12)	52
Net cash provided by (used for) investing activities	2,842	(136)	153
Effect of exchange rate changes on cash and cash equivalents	77	73	(43)
Increase in cash and cash equivalents	44	56	637
Cash and cash equivalents at beginning of period	2,089	2,033	1,396
Cash and cash equivalents at end of period	2,133	2,089	2,033
Cash and cash equivalents — reported as discontinued operations	—	(74)	(130)
Cash and cash equivalents — continuing operations	$2,133	$2,015	$1,903

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, (In millions, except per share figures)	2007	2006	2005
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,138	$1,143	$1,316
Acquisitions	—	—	(15)
SFAS 123(R) periodic compensation costs and implementation adjustment	155	90	202
Issuance of shares to MMC retirement plan	—	—	(160)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits	(51)	(95)	(200)
Balance, end of year	$1,242	$1,138	$1,143
RETAINED EARNINGS
Balance, beginning of year	$5,691	$4,989	$5,044
Net income (a)	2,475	990	404
Dividend equivalents paid	(8)	(8)	(2)
Dividends declared — (per share amounts: $.76 in 2007, $.51 in 2006, $.85 in 2005)	(413)	(280)	(457)
FIN 48 cumulative charge	(13)	—	—
Balance, end of year	$7,732	$5,691	$4,989
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(1,272)	$(756)	$(370)
Foreign currency translation adjustments (b)	235	305	(271)
Unrealized investment holding losses net of reclassification adjustments (c)	(22)	(17)	(85)
Net changes under SFAS 158, net of tax (d)	708	—	—
Initial adoption of SFAS 158, net of tax	—	(905)	—
Minimum pension liability adjustment (e)	—	101	(30)
Balance, end of year	$(351)	$(1,272)	$(756)
TREASURY SHARES
Balance, beginning of year	$(299)	$(577)	$(1,495)
Purchase of treasury shares	(1,300)	—	—
Acquisitions	—	2	82
Issuance of shares to MMC retirement plan	—	—	365
Issuance of shares under stock compensation plans and employee stock purchase plans	237	276	471
Balance, end of year	$(1,362)	$(299)	$(577)
TOTAL STOCKHOLDERS’ EQUITY	$7,822	$5,819	$5,360
TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)	$3,396	$1,379	$18

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations:  Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC’s three business segments are risk and insurance services, consulting and risk consulting & technology. As noted below, on August 3, 2007 Great-West Lifeco Inc. completed its purchase of Putnam, MMC’s former investment management segment.

As discussed in Note 5, MMC disposed of several businesses in 2007 and 2006, which are classified as discontinued operations in these financial statements.

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh, Guy Carpenter and Risk Capital Holdings.

The consulting segment provides advice and services to the managements of organizations in the areas of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

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

On August 3, 2007, Great-West Lifeco Inc. completed the purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase included Putnam’s interest in the T.H. Lee private equity business. The pre-tax gain of $3.0 billion ($1.9 billion net of tax), Putnam’s results through August 2, 2007, and Putnam’s comparative results are included in discontinued operations in the accompanying consolidated statements of income.

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

Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $193 million in 2007, $180 million in 2006, and $151 million in 2005. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Net uncollected premiums and claims and the related payables were $9.2 billion and $8.7 billion at December 31, 2007 and 2006, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered, interest income on certain fiduciary funds and market service fees from insurers earned on placements made prior to October 2004. Effective October 1, 2004 Marsh agreed to eliminate market service fees with insurers. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in MMC’s reinsurance operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture. In 2005, MMC sold MMC Capital’s private equity management business to Stone Point Capital, LLC and therefore no longer receives management fees or origination fees related to the private equity business, except that MMC retained the right to receive certain performance fees related to the Trident II private equity partnership. MMC will continue to receive dividends and to recognize capital appreciation or depreciation on its investment holdings.

MMC has deferred the recognition of performance fee revenue in connection with the management of certain private equity funds of $54 million at December 31, 2007. This revenue is based on the investment performance over the life of each private equity fund, and future decline in fund performance from current levels may result in the forfeiture of such revenue. As noted above, MMC only recognizes performance fee revenue when such fees are no longer subject to forfeiture, which for the $54 million noted above, may take a number of years to resolve.

Consulting revenue includes fees paid by clients for advice and services and commissions from insurance companies for the placement of individual and group contracts. Fee revenue for engagements where remuneration is based on time plus out-of-pocket expenses is recognized based on the amount of time consulting professionals expend on the engagement. For fixed fee engagements, revenue is recognized using a proportional performance model. Revenue from insurance commissions not subject to a fee arrangement is recorded over the effective period of the applicable policies. Revenues for asset based fees are recognized on an accrual basis by applying the daily/monthly rate as contractually agreed with the client to the net asset value. On a limited number of engagements, performance fees may also be earned for achieving certain pre-determined performance criteria. Such fees are recognized when the performance criteria have been achieved and agreed to by the client. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue.

Risk Consulting & Technology compensation consists of fees paid by clients. Such fees are typically charged on an hourly, project, or fixed fee basis, and sometimes on a per service or per unit basis. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from hourly or daily rate engagements is recognized as hours are expended at the agreed-upon billing amounts. Revenue related to fixed price arrangements is recognized based upon a proportional performance model. Revenue provided from credit services is recognized when the information is delivered to the customer, either electronically or by other means. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Revenue from sales of software is recognized when the product is shipped, with the exception of royalty-based products, for which revenue is recognized as applicable royalty reports are received. Revenue from software sales is recorded net of estimated customer returns and allowances. Contingent fees are recognized as earned and upon satisfaction of all conditions to their payment.

Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds.

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

The components of fixed assets are as follows:

December 31, (In millions of dollars)	2007	2006
Furniture and equipment	$1,257	$1,290
Land and buildings	410	397
Leasehold and building improvements	699	719
	2,366	2,406
Less — accumulated depreciation and amortization	(1,374)	(1,416)
	$992	$990

Investment Securities:  MMC holds investments in both public and private companies, as well as certain private equity funds. Publicly traded investments are classified as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and carried at market value. Non-publicly traded investments are carried at cost in accordance with APB Opinion No. 18 (“APB 18”). Changes in the fair value of available for sale securities are recorded in stockholders’ equity, net of applicable taxes, until realized. Securities classified as available for sale under SFAS 115, or carried at cost under APB 18, are considered long-term investments and are included in Other assets in the consolidated balance sheets.

Certain investments, primarily investments in private equity funds, are accounted for using the equity method under APB 18 using a consistently applied three-month lag period. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at fair value. MMC records its proportionate share of the change in fair value of the funds in earnings. Securities recorded using the equity method are included in Other assets in the consolidated balance sheets.

Gains, net of incentive compensation, or losses recognized in earnings from the investment securities described above are included in Investment income (loss) in the consolidated statements of income. Costs related to management of MMC’s investments, including incentive compensation partially derived from investment income and loss, are recorded in operating expenses.

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

Capitalized Software Costs:  MMC capitalizes certain costs to develop, purchase, or modify software for the internal use of MMC. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Computer software costs of $242 million and $229 million, net of accumulated amortization of $450 million and $465 million at December 31, 2007 and 2006, respectively, are included in Other assets in the consolidated balance sheets.

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

Income Taxes:  MMC’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. On January 1, 2007 MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to account for the uncertainty in income taxes. Accordingly, MMC reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. Prior to January 1, 2007, MMC estimated its uncertain income tax obligations in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and SFAS 5. MMC recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

U.S. Federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at December 31, 2007 amounted to approximately $1.8 billion. However, if these earnings were not considered permanently reinvested, the incremental tax liability which otherwise might be due upon distribution, net of foreign tax credits, would be approximately $90 million.

Derivative Instruments:  All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Change in the fair value attributable to the ineffective portion of cash flow hedges are recognized in earnings.

Concentrations of Credit Risk:  Financial instruments which potentially subject MMC to concentrations of credit risk consist primarily of cash and cash equivalents, commissions and fees receivable and insurance recoverables. MMC maintains a policy providing for the diversification of cash and cash equivalent investments and places its investments in a large number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are generally limited due to the large number of clients and markets in which MMC does business, as well as the dispersion across many geographic areas.

Per Share Data:  Basic net income per share and income from continuing operations per share are calculated by dividing the respective after tax income by the weighted average number of shares of MMC’s common stock outstanding, excluding unvested restricted stock. Diluted net income per share and income from continuing operations per share are calculated by dividing the respective after tax income by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliation of net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items, related to the calculation of diluted weighted average common shares outstanding, are the same for continuing operations.

For the Years Ended December 31, (In millions)	2007	2006	2005
Net income	$2,475	$990	$404
Less: Potential minority interest expense associated with Putnam Class B common shares	(4)	(13)	(5)
Add: Dividend equivalent expense related to common stock equivalents	—	—	1
Net income for diluted earnings per share	$2,471	$977	$400
Basic weighted average common shares outstanding	539	549	538
Dilutive effect of potentially issuable common shares	7	8	5
Diluted weighted average common shares outstanding	546	557	543
Average stock price used to calculate common stock equivalents	$28.59	$29.06	$29.65

There were 58.8 million, 64.4 million and 66.3 million stock options outstanding as of December 31, 2007, 2006 and 2005, respectively. The calculation above includes 3 million of common stock equivalents related to stock options in each of three years presented.

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

New Accounting Pronouncements:  On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognizes in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, MMC recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million of total gross unrecognized tax benefits at the beginning of 2007. Of this total, $218 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods. MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties, before any applicable federal benefit, at January 1, 2007 was $40 million. See Note 7 for further discussion of FIN 48 and income taxes.

MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006. SFAS 158 requires recognition of the funded status of defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded or underfunded Plans as a net benefit plan liability. The offsetting adjustment to the amount of assets and liabilities was recorded in Accumulated Other Comprehensive Income in MMC’s 2006 year-end balance sheet. The impact of adopting SFAS 158 resulted in a reduction of assets of $660 million and an increase in liabilities of $245 million and a reduction in stockholders’ equity of $905 million in 2006 (or $804 million, including an adjustment for the impact of recording a reduction to the minimum pension liability prior to the adoption of SFAS 158). In 2007, the improved funded status of the Plans resulted in a net increase to equity of $708 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of MMC’s 2008 fiscal year. MMC does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between fair value and the carrying amount would be accounted for as a cumulative effect adjustment to retained earnings as of the date of adoption. MMC did not elect to adopt the fair value option for any financial assets or liabilities as of January 1, 2008.

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

SFAS 141(R) requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination.

SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.

Both standards are effective for fiscal years beginning after December 15, 2008. The impact on MMC’s financial statements will depend on the number and/or size of acquisitions completed in periods subsequent to the standards’ effective date. Early adoption is not permitted.

2.    Supplemental Disclosures

The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31, (In millions of dollars)	2007	2006	2005
Purchase acquisitions:
Assets acquired, excluding cash	$173	$200	$68
Liabilities assumed	—	—	—
Issuance of debt and other obligations	(11)	(32)	(8)
Deferred purchase consideration	44	53	80
Shares issuable	—	—	(66)
Net cash outflow for acquisitions	$206	$221	$74
Interest paid	$290	$300	$307
Income taxes paid	$1,192	$597	$156

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories is as follows:

For the Years Ended December 31, (In millions of dollars)	2007	2006	2005
Net cash provided by (used for) operations	$17	$22	$(18)
Net cash (used for) provided by financing activities	$(8)	$(52)	$24
Net cash provided by (used for) investing activities	$8	$(26)	$(20)

An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31,
(In millions of dollars)	2007	2006	2005
Balance at beginning of year	$156	$157	$142
Provision charged to operations	4	11	49
Accounts written-off, net of recoveries	(22)	(23)	(25)
Effect of exchange rate changes and other	(19)	11	(9)
Balance at end of year	$119	$156	$157

In December 2006, MMC contributed its limited partnership interest in the Trident III private equity fund, valued at $182 million, to its pension plan in the United Kingdom.

In September 2005, MMC contributed 8 million shares of MMC common stock valued at $205 million, to the U.S. qualified retirement plan.

3.    Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

For the Years Ended December 31,
(In millions of dollars)	2007	2006	2005
Foreign currency translation adjustments	$235	$305	$(271)
Unrealized investment holding gains, net of income tax liability of $2, $2 and $10 in 2007, 2006 and 2005, respectively	4	7	18
Less: Reclassification adjustment for realized gains included in net income, net of income tax liability of $8, $14 and $55 in 2007, 2006 and 2005, respectively	(26)	(24)	(103)
Net changes under SFAS 158, net of income tax liability of $327 in 2007	708	—	—
Minimum pension liability adjustment, net of income tax liability (benefit) of $51 in 2006 and $(3) in 2005	—	101	(30)
	$921	$389	$(386)

The components of accumulated other comprehensive loss are as follows:

December 31,
(In millions of dollars)	2007	2006
Foreign currency translation adjustments	$512	$278
Net unrealized investment gains	14	36
Net changes under SFAS 158	(877)	(1,586)
	$(351)	$(1,272)

4.    Acquisitions and Dispositions

During 2007, MMC made six acquisitions, for total purchase consideration of $159 million and also paid $14 million of contingent purchase consideration related to prior acquisitions. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets, amounting to $119 million and $36 million, respectively, and other assets of $18 million. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

5.    Discontinued Operations

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam Investments Trust. The pre-tax gain of $3.0 billion ($1.9 billion net of tax), Putnam’s results through August 2, 2007, and comparative results are included in discontinued operations in the accompanying consolidated statements of income. Putnam’s assets and liabilities are reported in discontinued operations in the accompanying consolidated balance sheets at December 31, 2006.

As part of the disposal of Putnam, MMC provided indemnities to GWL with respect to certain Putnam-related litigation and regulatory matters described in Note 16, and certain indemnities related to contingent tax liabilities (the “indemnified matters”). In accordance with the guidelines of FASB Interpretation No. 45 (“FIN 45”), MMC estimated the “fair value” of the indemnities based on a (i) probability weighted assessment of possible outcomes; or, (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by an MMC-affiliated professional economic valuation firm. As required by FIN 45, the amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded under SFAS No. 5 or FIN 48 (for tax-related matters). MMC recorded a liability of approximately $257 million related to these indemnities (the “FIN 45 liability”). The FIN 45 liability considers the potential settlement amount as well as related defense costs. The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating “fair value” as required by FIN 45 entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the liabilities calculated under FIN 45.

The indemnities described above do not have a stated expiration date. MMC is released from risk under the indemnity as the indemnified matters are settled or otherwise resolved. Since MMC is not released from risk under the indemnities simply based on the passage of time, future costs of settlements and/or legal fees related to the indemnified matters will be charged against the FIN 45 liability, so long as they are consistent with the estimated exposure contemplated for such matters in establishing the FIN 45 liability. MMC will assess the status of the indemnified matters each reporting period to determine whether to cease reduction of the FIN 45 liability and/or whether additional accruals are appropriate under either SFAS 5 (for non-tax related matters) or FIN 48 (for tax related matters). Any future charges or credits resulting from the settlement or resolution of the indemnified matters, or any adjustments to the liabilities related to such matters will be recorded in discontinued operations, in accordance with SFAS 144.

During 2006, MMC completed the sale of several businesses: SCMS in January 2006, Price Forbes in September 2006, and KSI in December 2006. The gain or loss on disposal of these businesses, including any charges to reduce the carrying value to fair value less cost to sell, is included in discontinued operations in 2006.

The operating results of each of the businesses, through the date of sale or disposal, are included in discontinued operations in 2005 except for the 2005 results of Price Forbes, which were insignificant to MMC’s results for that year.

In 2005, Marsh completed the sale of Crump Group Inc. The gain on disposal of Crump, as well as its results of operations through the date of disposal, are included in discontinued operations in 2005.

Price Forbes, Crump and SCMS were part of MMC’s risk and insurance services segment, while KSI was part of MMC’s risk consulting & technology segment. Putnam represented the entire investment management segment.

Summarized Statements of Income data for discontinued operations are as follows:

For the Year Ended December 31,
(In millions of dollars)	2007	2006	2005
Revenue	$798	$1,533	$2,037

Income before provision for income tax	$160	$304	$306
Provision for income tax	71	118	117
Income from discontinued operations, net of tax	89	186	189
Gain on disposal of discontinued operations	2,965	298	55
Provision for income tax	1,117	126	41
Gain on disposal of discontinued operations, net of tax	1,848	172	14
Discontinued operations, net of tax	$1,937	$358	$203

MMC’s gain on the Putnam transaction increased diluted earnings per share by $3.38 for the twelve months ended December 31, 2007. In 2006, discontinued operations included an after-tax net gain of $179 million related to the gain on disposal of SCMS and charges related to Price Forbes, which increased diluted earnings per share for the twelve months ended December 31, 2006 by approximately $0.32.

Summarized Balance Sheet data for discontinued operations is as follows:

For the Year Ended December 31,
(In millions of dollars)	2007	2006
Assets of discontinued operations:
Current assets	$—	$779
Fixed assets, net	—	53
Goodwill and intangible assets	—	180
Long-term investments	—	473
Other assets	—	436
Total assets of discontinued operations	$—	$1,921
Liabilities of discontinued operations	$—	$782

6.    Goodwill and Other Intangibles

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

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2007	2006
Balance as of January 1	$7,206	$7,121
Goodwill acquired	119	132
Other adjustments (a)	63	(47)
Balance as of December 31	$7,388	$7,206
(a)	Primarily foreign exchange and purchase accounting adjustments.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services $3.8 billion; Consulting $1.9 billion; and Risk Consulting & Technology $1.7 billion. Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization by major intangible asset class is as follows:

	2007			2006
December 31, (In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Total amortized intangibles	$706	$335	$371	$655	$266	$389

Aggregate amortization expense for the years ended December 31, 2007, 2006 and 2005 was $66 million, $80 million and $82 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2008	$ 65
2009	55
2010	47
2011	40
2012	38
Subsequent years	126
$371

7.    Income Taxes

Income before income taxes and minority interest shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

For the Years Ended December 31, (In millions of dollars)	2007	2006	2005
Income before income taxes and minority interest:
U.S.	$66	$233	$(120)
Other	781	679	422
	$847	$912	$302
Income taxes:
Current —
U.S. Federal	$(29)	$(68)	$(158)
Other national governments	208	224	123
U.S. state and local	67	65	35
	246	221	—
Deferred —
U.S. Federal	39	140	105
Other national governments	39	(59)	(7)
U.S. state and local	(29)	(30)	(3)
	49	51	95
Total income taxes	$295	$272	$95

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31, (In millions of dollars)	2007	2006
Deferred tax assets:
Accrued expenses not currently deductible	$704	$544
Differences related to non-U.S. operations	332	301
Accrued retirement & postretirement benefits — non-U.S. operations	—	240
Net operating losses (a)	101	96
Income currently recognized for tax	51	57
Other	58	31
	$1,246	$1,269
Deferred tax liabilities:
Unrealized investment holding gains	$8	$13
Differences related to non-U.S. operations	160	134
Depreciation and amortization	82	180
Accrued retirement & postretirement benefits—non-U.S. operations	66	—
Accrued retirement benefits	91	12
Other	73	126
	$480	$465
(a)	Net of valuation allowance of $38 million and $15 million, respectively.

December 31,
(In millions of dollars)	2007	2006
Balance sheet classifications:
Current assets	$247	$128
Other assets	$519	$687
Other liabilities	$—	$11

A reconciliation from the U.S. Federal statutory income tax rate to MMC’s effective income tax rate is shown below.

For the Years Ended December 31,	2007	2006	2005
	%	%	%
U.S. Federal statutory rate	35.0	35.0	35.0
U.S. state and local income taxes– net of U.S. Federal income tax benefit	2.9	2.5	7.0
Differences related to non-U.S. operations	(3.0)	(7.9)	(10.3)
Meals and entertainment	1.1	1.1	2.6
Dividends paid to employees	(.8)	(.5)	(2.2)
Other	(.3)	(.4)	(.7)
Effective tax rate	34.9	29.8	31.4

Valuation allowances had a net increase of $23 million in 2007 compared with a net decrease of $53 million in 2006. During the respective years, adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $13 million in 2007 and decreased income tax expense by $26 million in 2006. None of the cumulative valuation allowances relate to amounts which if realized would reduce goodwill or increase contributed capital in the future. Approximately 80% of MMC’s net operating loss carryforwards expire over various periods from 2008 through 2027, and others are unlimited. In assessing the realizability of deferred tax assets, MMC considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. MMC evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions MMC uses in forecasting future taxable income require significant judgment and take into account MMC’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, and available tax planning strategies, MMC believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 2007. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Following is a reconciliation of MMC’s total gross unrecognized tax benefits for the year-to-date period ended December 31, 2007.

(In millions of dollars)
Balance at January 1, 2007	$272
Additions, based on tax positions related to current year	83
Additions for tax positions of prior years	70
Reductions for tax positions of prior years	(21)
Reductions due to reclassification to FIN 45 on the sale of Putnam	(26)
Settlements	(23)
Lapses in statutes of limitation	(4)
Balance at December 31, 2007	$351

Of the total $351 million of unrecognized tax benefits at December 31, 2007, $228 million represents the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2007, before any applicable federal benefit, was $44 million.

As discussed in Note 5, MMC has provided certain indemnities related to contingent tax liabilities as part of the disposal of Putnam. The balance of gross unrecognized tax benefits at January 1, 2007 in the chart above includes balances related to Putnam. Following the close of the Putnam transaction, the unrecognized tax benefits of $26 million related to stand alone tax returns filed by Putnam (not as part of an MMC consolidated tax group) have been reclassified and are included as part of the fair value liability for contingent tax indemnities established in accordance with FIN 45. In addition, at January 1, and December 31, 2007, balances of $22 million and $80 million, respectively, included in the chart above relate to Putnam issues included in consolidated MMC tax returns. Since MMC remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of MMC’s consolidated liability for uncertain tax positions. Any future charges or credits that are directly related to the disposal of Putnam and the indemnified contingent tax issues, including interest accrued in accordance with FIN 48, will be charged or credited to discontinued operations as incurred.

MMC is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service is expected to complete its examination of 2003 through 2005 during 2008. New York is examining years 2003 through 2005 for various subsidiaries. California is examining years 2003 through 2005 and years 2000 through 2002 are in various stages of appeal. Massachusetts is examining years 2000 through 2004 for various subsidiaries. Inland Revenue in the United Kingdom is examining tax years 2002 through 2005 for various subsidiaries. Earlier years are closed in all of the foregoing jurisdictions. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. MMC has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC’s net income or cash flows and on its effective tax rate in a particular future period. As of December 31, 2007 changes to our uncertain tax positions that are reasonably possible in the next 12 months are not estimated to be material.

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

Combined U.S. and non-U.S. Plans

The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

	Pension Benefits		Postretirement Benefits

	2007	2006	2007	2006
Weighted average assumptions:
Discount rate (for expense)	5.4%	5.1%	5.8%	5.6%
Expected return on plan assets	8.2%	8.2%	—	—
Rate of compensation increase (for expense)	3.8%	3.8%	—	—
Discount rate (for benefit obligation)	6.1%	5.4%	6.5%	5.8%
Rate of compensation increase (for benefit obligation)	3.8%	3.8%	—	—

MMC uses Mercer actuaries to perform the valuations of its pension plans. The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. MMC utilizes a model developed by its actuaries to assist in the setting of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances, and correlations for different asset classes. All returns utilized and produced by the model are geometric averages. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. MMC generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. The historical five- and ten-year average asset returns of each plan are also reviewed to ensure they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets as defined by SFAS No. 87. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. plans is 70% equities and 30% fixed income, and for the U.K. plans, which comprise approximately 83% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 73% to equities and 27% to fixed income, and for the U.K. plans was 56% to equities and 44% to fixed income. The assets of the Company’s defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans’ real return within acceptable risk parameters. MMC uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The U.S. qualified plan contains 8 million shares of MMC common stock. The shares were contributed in September 2005. Prior to this contribution, the U.S. qualified plan held no MMC securities.

The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices such as the Markit iBoxx £ Corporates 15+ index in the U.K. Projected compensation increases reflect current expectations as to future levels of inflation.

The components of the net periodic benefit cost for combined U.S. and non-U.S. defined benefit plans and other postretirement plans are as follows:

For the Years Ended December 31,	Pension Benefits			Postretirement Benefits

(In millions of dollars)	2007	2006	2005	2007	2006	2005
Service cost	$230	$235	$245	$6	$6	$9
Interest cost	565	494	472	15	14	18
Expected return on plan assets	(799)	(695)	(640)	—	—	—
Amortization of prior service credit	(56)	(54)	(41)	(13)	(14)	(3)
Recognized actuarial loss	207	237	177	2	4	1
Net periodic benefit cost	$147	$217	$213	$10	$10	$25

U.S. Plans

The following schedules provide information concerning MMC’s U.S. defined benefit pension plans and postretirement benefit plans:

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$3,264	$3,094	$192	$194
Service cost	82	83	4	4
Interest cost	196	182	11	11
Amendments	—	—	—	—
Actuarial (gain) loss	(297)	33	(19)	(5)
Benefits paid	(134)	(128)	(15)	(12)
Benefit obligation at end of year	$3,111	$3,264	$173	$192
Change in plan assets:
Fair value of plan assets at beginning of year	$3,382	$3,015	$—	$—
Actual return on plan assets	264	475	—	—
Employer contributions	20	20	15	12
Benefits paid	(134)	(128)	(15)	(12)
Fair value of plan assets at end of year	$3,532	$3,382	$—	$—
Funded status	$421	$118	$(173)	$(192)
Net asset (liability) recognized	$421	$118	$(173)	$(192)
Amounts recognized in the consolidated balance sheets under SFAS 158:
Noncurrent assets	$747	$454	$—	$—
Current liabilities	(20)	(19)	(13)	(13)
Noncurrent liabilities	(306)	(317)	(160)	(179)
	$421	$118	$(173)	$(192)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$174	$228	$65	$78
Unrecognized net actuarial loss	(195)	(572)	(9)	(29)
Total amounts included in AOCI	$(21)	$(344)	$56	$49
Cumulative employer contributions in excess of net periodic cost	442	462	(229)	(241)
Net amount recognized in consolidated balance sheet	$421	$118	$(173)	$(192)
Accumulated benefit obligation at December 31	$3,015	$3,160	$—	$—

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2007	2006	2007	2006
Reconciliation of unrecognized prior service credit:
Amount disclosed as of prior year end	$228	$282	$78	$92
Recognized as component of net periodic benefit cost	(54)	(54)	(13)	(14)
Amount at end of year	$174	$228	$65	$78

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2007	2006	2007	2006
Reconciliation of unrecognized net actuarial loss:
Amount disclosed as of prior year end	$(572)	$(858)	$(29)	$(37)
Recognized as component of net periodic benefit cost	82	96	2	3
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	297	(33)	18	5
Asset experience	(2)	223	—	—
Total amount recognized as change in plan assets and benefit obligations	295	190	18	5
Amount at end of year	$(195)	$(572)	$(9)	$(29)

For the Years Ended December 31, (In millions of dollars)	U.S. Pension Benefits			U.S. Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(284)	$55	$69	$(4)	$4	$20

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

(In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2007	2006	2007	2006
Prior service cost (credit)	$(54)	$(54)	$(13)	$(13)
Net actuarial loss	20	79	—	2
	$(34)	$25	$(13)	$(11)

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2007	2006	2007	2006
Weighted average assumptions:
Discount rate (for expense)	6.1%	5.9%	6.1%	5.9%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	3.4%	3.4%	—	—
Discount rate (for benefit obligation)	6.9%	6.1%	6.9%	6.1%
Rate of compensation increase (for benefit obligation)	3.4%	3.4%	—	—

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $326 million, $312 million and $0, respectively, as of December 31, 2007 and $337 million, $322 million and $0, respectively, as of December 31, 2006.

The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligation in excess of plan assets was $326 million and $0, respectively, as of December 31, 2007 and $337 million and $0, respectively, as of December 31, 2006.

The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

For the Years Ended December 31, (In millions of dollars)	U.S. Pension			U.S. Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$82	$83	$88	$4	$4	$8
Interest cost	196	182	176	11	11	15
Expected return on plan assets	(267)	(252)	(233)	—	—	—
Amortization of prior service credit	(54)	(54)	(40)	(13)	(14)	(3)
Amortization of transition asset	—	—	—	—	—	—
Recognized actuarial loss	82	96	78	2	3	1
Net periodic benefit cost	39	55	69	4	4	21
Curtailment gain	—	—	—	—	—	(1)
Total expense	$39	$55	$69	$4	$4	$20

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost for 2007, 2006 and 2005, respectively, shown above includes the subsidy.

The assumed health care cost trend rate for Medicare eligibles was approximately 11% in 2007, gradually declining to 5% in 2019, and the rate for non-Medicare eligibles was 10% in 2007, gradually declining to 5% in 2017. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because MMC caps its share of healthcare trend at 5%. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$—	$(4)

Non-U.S. Plans

MMC’s financial statements have always reflected pension expense and additional minimum liabilities for its non-U.S. plans based on the provisions of SFAS 87 and SFAS 132(R).

The following schedules provide information concerning MMC’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans.

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$7,194	$6,288	$78	$70
Newly disclosed plans	—	142	—	—
Service cost	148	152	2	2
Interest cost	369	312	4	3
Employee contributions	29	33	—	—
Actuarial (gain) loss	(779)	(238)	5	—
Effect of settlement	(10)	(5)	—	—
Effect of curtailment	(2)	(35)	—	—
Special termination benefits	2	5	—	—
Benefits paid	(238)	(223)	(4)	(3)
Foreign currency changes	207	752	6	6
Other	4	11	—	—
Benefit obligation at end of year	$6,924	$7,194	$91	$78
Change in plan assets:
Fair value of plan assets at beginning of year	$6,895	$5,470	$—	$—
Newly disclosed plans	—	83	—	—
Actual return on plan assets	384	534	—	—
Effect of settlement	(10)	(5)	—	—
Company contributions	189	319	4	3
Employee contributions	29	33	—	—
Benefits paid	(238)	(223)	(4)	(3)
Acquisitions/divestitures	4	—	—	—
Foreign currency changes	192	684	—	—
Fair value of plan assets at end of year	$7,445	$6,895	$—	$—
Funded status	$521	$(299)	$(91)	$(78)
Net asset (liability) recognized	$521	$(299)	$(91)	$(78)

Amounts recognized in the consolidated balance sheets under SFAS 158:
Noncurrent assets	$663	$158	$—	$—
Current liabilities	(8)	(3)	(4)	(3)
Noncurrent liabilities	(134)	(454)	(87)	(75)
	$521	$(299)	$(91)	$(78)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$28	$26	$2	$2
Unrecognized net actuarial loss	(1,317)	(2,020)	(24)	(18)
Total amounts included in AOCI	$(1,289)	$(1,994)	$(22)	$(16)
Cumulative employer contributions in excess of net periodic cost	1,810	1,695	(69)	(62)
Net amount recognized in consolidated balance sheet	$521	$(299)	$(91)	$(78)
Accumulated benefit obligation at December 31	$6,348	$6,507	$—	$—

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2007	2006	2007	2006
Reconciliation of prior service credit:
Amount disclosed as of prior year end	$26	$24	$2	$2
Recognized as component of net periodic benefit cost	(2)	—	—	—
Effect of curtailment	—	3	—	—

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	—	(1)	—	—
Exchange rate adjustments	4	—	—	—
Amount at end of year	$28	$26	$2	$2

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2007	2006	2007	2006
Reconciliation of net loss:
Amount disclosed as of prior year end	$(2,020)	$(2,286)	$(18)	$(17)
Recognized as component of net periodic benefit cost	125	140	1	1
Effect of settlement	(3)	(1)	—	—

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	779	238	(5)	(1)
Asset experience	(147)	90	—	—
Effect of curtailment	—	40	—	—
Other	2	—	—	—
Total amount recognized as change in plan assets and benefit obligations	634	368	(5)	(1)
Exchange rate adjustments	(53)	(241)	(2)	(1)
Amount at end of year	$(1,317)	$(2,020)	$(24)	$(18)

For the Years Ended December 31, (In millions of dollars)	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(599)	$174	$160	$12	$6	$4

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2007	2006	2007	2006
Prior service (credit)	$(2)	$(2)	$—	$—
Net loss	52	120	1	1
	$50	$118	$1	$1

The weighted average actuarial assumption utilized in determining the above amounts for the non-U.S. defined benefit and other non-U.S. postretirement plans as of the end of the year are as follows:

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2007	2006	2007	2006
Weighted average assumptions:
Discount rate (for expense)	5.1%	4.7%	5.2%	4.8%
Expected return on plan assets	8.0%	7.9%	—	—
Rate of compensation increase (for expense)	4.0%	4.0%	—	—
Discount rate (for benefit obligation)	5.7%	5.1%	5.7%	5.2%
Rate of compensation increase (for benefit obligation)	4.0%	4.0%	—	—

In December 2006, MMC contributed its limited partnership interest in the Trident III private equity fund, valued at $182 million, to its pension plan in the United Kingdom.

The non-U.S. defined benefit plans do not have any direct or indirect ownership of MMC stock.

The benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $338 million, $291 million and $207 million, respectively, as of December 31, 2007 and $3.6 billion, $3.4 billion and $3.2 billion, respectively, as of December 31, 2006.

The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligation in excess of plan assets was $430 million and $288 million, respectively, as of December 31, 2007 and $4.7 billion and $4.2 billion, respectively, as of December 31, 2006.

The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses under SFAS 88 are as follows:

For the Years Ended December 31, (In millions of dollars)	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$148	$152	$157	$2	$2	$1
Interest cost	369	312	296	4	3	3
Expected return on plan assets	(532)	(443)	(407)	—	—	—
Amortization of prior service credit	(2)	—	(1)	—	—	—
Recognized actuarial loss	125	141	99	—	1	—
Net periodic benefit cost	$108	$162	$144	$6	$6	$4
Settlement (gain)/loss	(2)	4	(1)	—	—	—
Curtailment (gain)/loss	(2)	3	—	—	—	—
Special termination benefits	2	5	17	—	—	—
Total expense	$106	$174	$160	$6	$6	$4

The assumed health care cost trend rate was approximately 6.6% in 2007, gradually declining to 4.0% in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$14	$(11)

Estimated Future Benefits Payments

MMC’s estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) at December 31, 2007 are as follows:

December 31, (In millions of dollars)	Pension Benefits		Postretirement Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S.
2008	$156	$417	$13	$4
2009	165	243	13	4
2010	176	245	14	4
2011	188	260	15	5
2012	200	274	15	5
2013-2017	$1,203	$1,599	$87	$27

Contribution Plans

MMC maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(K) Savings & Investment Plan (“SIP”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the SIP, MMC matches a fixed portion of the employees’ contributions and may also make additional discretionary contributions. The SIP contains an Employee Stock Ownership Plan under U.S. tax law and plan assets of approximately $365 million at December 31, 2007 and $483 million at December 31, 2006 were invested in MMC stock. If a participant does not choose an investment direction for his or her future MMC matching contributions, they are automatically invested in the Putnam Fixed Income Fund. The cost of these defined contribution plans related to continuing operations was $46 million, $45 million, and $64 million for 2007, 2006 and 2005, respectively.

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

If compensation cost for all MMC’s share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 for the periods prior to the adoption of SFAS 123 (R) on July 1, 2005, MMC’s net income and net income per share in 2005 would have been reduced to the pro forma amount indicated in the table below.

(In millions of dollars, except per share figures)	2005
Net Income:
As reported	$404
Adjustment for fair value method, net of tax	(69)
Pro forma net income	$335
Net Income Per Share:
Basic:
As reported	$0.75
Pro forma	$0.62
Diluted:
As reported	$0.74
Pro forma	$0.61

The pro forma information reflected above includes stock options issued under MMC’s incentive and stock award plans and the Putnam Investments Equity Partnership Plan and stock issued under MMC’s stock purchase plan. In addition, the pro forma information reflected above is based on recognizing the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals over the full vesting term of the award. Effective July 1, 2005, MMC began recognizing new employee stock option awards granted to retiree-eligible individuals over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If the costs of employee stock option awards granted prior to July 1, 2005 to retiree-eligible individuals had been recognized for these individuals under this accelerated method, pro forma net income for the year ended 2005 would have amounted to $340 million.

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

The assumptions used in the Black-Scholes option pricing valuation model for options granted by MMC in 2007, 2006 and 2005 are as follows:

			2005
	2007	2006	Post 6/30/05	Pre 7/1/05
Risk-free interest rate	4.54%	4.2%-5.0%	3.9%-4.3%	3.7%
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	29.9%	29.0%-30.0%	29.0%	18.5%
Expected dividend yield	2.37%	2.1%-2.7%	2.3%	2.2%

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

The assumptions used in the binomial option pricing valuation model for options granted during 2007, 2006 and 2005 are as follows:

			2005
	2007	2006	Post 6/30/05	Pre 7/1/05
Risk-free interest rate	3.2%-5.0%	4.7%-5.3%	4.0%-4.1%	4.1%-4.5%
Expected life (in years)	5.2-7.4	5.0-7.1	5.2-6.5	6.7-6.8
Expected volatility	27.8%-30.0%	29.0%	29.0%	17.9%
Expected dividend yield	2.6%-2.9%	2.3%	2.3%	2.2%

A summary of the status of MMC’s stock option awards as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2007	64,368,884	$34.30
Granted	3,562,904	$29.50
Exercised	(2,255,499)	$23.29
Canceled or exchanged	—	—
Forfeited	(6,866,510)	$36.33
Expired	—	—
Balance at December 31, 2007	58,809,779	$34.20	4.8 years	$50,113
Options vested or expected to vest at December 31, 2007	58,098,107	$34.25	4.9 years	$45,389
Options exercisable at December 31, 2007	36,618,774	$36.58	3.0 years	$903

The weighted-average grant-date fair value of MMC’s option awards granted during the years ended December 31, 2007, 2006 and 2005 was $7.79, $8.55, and $6.51, respectively. The total intrinsic value of options exercised during the same periods was $8 million, $31 million, and $36 million, respectively.

As of December 31, 2007, there was $34 million of unrecognized compensation cost related to MMC’s option awards. The weighted-average period over which that cost is expected to be recognized is 1.4 years. Cash received from the exercise of stock options for the years ended December 31, 2007, 2006 and 2005 was $53 million, $52 million, and $45 million, respectively.

MMC’s policy is to issue treasury shares upon option exercises or share unit conversion. MMC intends to issue treasury shares as long as an adequate number of those shares are available.

Restricted Stock:  Restricted shares of MMC’s common stock may be awarded under MMC’s incentive and stock award plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares granted generally become unrestricted at the earlier of: (1) January 1 of the year following the vesting grant date anniversary or (2) the later of the recipient’s normal or actual retirement date. For shares granted prior to 2004, the grant date anniversary is ten years. For shares granted during 2004 and 2005, the grant date anniversary is 7 years and 5 years, respectively. However, certain restricted shares granted in 2005 vest on the third anniversary of the grant date. There were no restricted shares granted in 2007 and 2006.

A summary of the status of MMC’s restricted stock awards as of December 31, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2007	777,655	$37.12
Granted	—	—
Vested	(24,600)	$15.84
Forfeited	(228,186)	$37.14
Non-vested balance at December 31, 2007	524,869	$38.10

The weighted-average grant-date fair value of MMC’s restricted stock awards granted during the years ended December 31, 2005 and 2004 was $28.87 and $46.12, respectively. The total fair value of MMC’s restricted stock distributed during the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $1.8 million, and $9.9 million, respectively.

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

A summary of the status of MMC’s restricted stock unit awards as of December 31, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2007	1,715,477	$33.14
Granted	2,799,619	$29.60
Vested	(293,681)	$41.16
Forfeited	(250,153)	$30.04
Non-vested balance at December 31, 2007	3,971,262	$30.22

The weighted-average grant-date fair value of MMC’s restricted stock units granted during the years ended December 31, 2006 and 2005 was $30.30 and $29.43, respectively. The total fair value of MMC’s restricted stock units distributed during the years ended December 31, 2007, 2006, and 2005 was $7.4 million, $5.8 million and $18.0 million, respectively.

Deferred Stock Units:  Deferred stock units may be awarded under MMC’s incentive and stock award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s deferred stock unit awards as of December 31, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2007	8,213,838	$34.55
Granted	5,076,099	$28.83
Vested	(2,698,186)	$42.87
Forfeited	(773,004)	$30.47
Non-vested balance at December 31, 2007	9,818,747	$29.60

The weighted-average grant-date fair value of MMC’s deferred stock units granted during the years ended December 31, 2006 and 2005 was $29.36 and $29.88, respectively. The total fair value of MMC’s deferred stock units distributed during the years ended December 31, 2007, 2006, and 2005 was $75.6 million, $53.5 million, and $48.2 million, respectively.

As of December 31, 2007, there was $289 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock units and deferred stock unit awards.

MMC Stock Purchase Plans

In May 1999, MMC’s stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Effective October 1, 2004, certain features in these plans were changed. Under these new features, shares are purchased four times during the plan year (instead of one annual purchase on the last business day of the plan year as was done previously). Beginning October 1, 2005, shares are purchased at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan,after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the MMC Board of Directors’ action in March 2007, no more than 35,600,000 shares of MMC’s common stock may be sold. Employees purchased 1,570,440 shares during the year ended December 31, 2007. At December 31, 2007, 9,926,396 shares were available for issuance under the 1999 Plan. Under the 1995 MMC Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the MMC Board of Directors in July 2002, and the addition of 4,000,000 shares due to shareholder action in May 2007, no more than 12,000,000 shares of MMC’s common stock may be sold. Employees purchased 302,776 shares during the year ended December 31, 2007. At December 31, 2007, 3,976,773 shares were available for issuance under the International Plan. Based on the terms in effect as of October 1, 2005, the plans are considered non-compensatory under SFAS 123(R).

10.    Long-term Commitments

MMC leases office facilities, equipment and automobiles under noncancelable operating leases. These leases expire on varying dates; in some instances contain renewal and expansion options; do not restrict the payment of dividends or the incurrence of debt or additional lease obligations; and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 98% of MMC’s lease obligations are for the use of office space.

The consolidated statements of income include net rental costs of $511 million, $509 million and $448 million for 2007, 2006 and 2005, respectively, after deducting rentals from subleases ($23 million in 2007, $26 million in 2006 and $20 million in 2005).

At December 31, 2007, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
2008	$ 413	$ 43	$ 370
2009	382	41	341
2010	343	39	304
2011	305	36	269
2012	287	36	251
Subsequent years	1,747	254	1,493
	$3,477	$449	$3,028

MMC has entered into agreements with various service companies to outsource certain information systems activities and responsibilities, and processing activities. Under these agreements, MMC is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2007, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Future Minimum Commitments
2008	$ 58
2009	24
2010	18
Subsequent years	33
$133

11.    Debt

MMC’s outstanding debt is as follows:

December 31, (In millions of dollars)	2007	2006
Short-term:
Bank borrowings — International	$—	$8
Current portion of long-term debt	260	1,103
	$260	$1,111
Long-term:
Senior notes — 7.125% due 2009	$400	$399
Senior notes — 5.375% due 2007 (4.0% effective interest rate)	—	501
Senior notes — 6.25% due 2012 (5.1% effective interest rate)	260	262
Senior notes — 3.625% due 2008	250	250
Senior notes — 4.850% due 2013	249	249
Senior notes — 5.875% due 2033	296	295
Senior notes — 5.375% due 2014	647	647
Senior notes — 3 year floating rate note due 2007 (5.51% at December 31, 2006)	—	500
Senior notes — 5.15% due 2010	548	548
Senior notes — 5.75% due 2015	746	746
Mortgage — 5.70% due 2035	461	467
Bank borrowings — International	—	94
Other	7	5
	3,864	4,963
Less current portion	260	1,103
	$3,604	$3,860

MMC’s 5.375% five-year fixed rate $500 million senior notes and three-year floating rate $500 million senior notes matured in 2007. MMC used commercial paper borrowings and borrowings from its revolving credit facility, as well as cash on hand to manage liquidity, including the funding of the maturing bonds. The commercial paper and revolving credit facility borrowings were repaid using proceeds from the Putnam transaction. There were no commercial paper borrowings outstanding at December 31, 2007 and December 31, 2006.

In December 2005, MMC and certain of its foreign subsidiaries entered into a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios tested quarterly. There was no amount outstanding at December 31, 2007 and $94 million outstanding under this facility at December 31, 2006.

In September 2005, MMC entered into a 30-year $475 million fixed rate non-recourse mortgage loan agreement due 2035, bearing an interest rate of 5.7%, in connection with its interest in its worldwide headquarters building in New York City. In the event the mortgage is foreclosed following a default, MMC would be entitled to remain in the space and would be obligated to pay rent sufficient to cover interest on the notes or at fair market value if greater. MMC utilized a portion of the proceeds to prepay its existing $200 million 9.8% mortgage due 2009. Mortgage prepayment costs of $34 million related to this transaction are included in interest expense in the consolidated statement of income for the year ended December 31, 2005.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $265 million at December 31, 2007 and $269 million at December 31, 2006. There were no outstanding borrowings under these facilities at December 31, 2007 and $8 million outstanding under these facilities at December 31, 2006.

Scheduled repayments of long-term debt in 2008 and in the four succeeding years are $260 million, $408 million, $558 million, $8 million and $259 million, respectively.

12.    Financial Instruments

The estimated fair value of MMC’s significant financial instruments is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that MMC would realize upon disposition, nor do they indicate MMC’s intent or ability to dispose of the financial instrument.

	2007		2006
December 31, (In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,133	$2,133	$2,015	$2,015
Long-term investments	$66	$66	$124	$124
Short-term debt	$260	$260	$1,111	$1,111
Long-term debt	$3,604	$3,616	$3,860	$3,810

Cash and Cash Equivalents:  The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments:  Long-term investments include available for sale securities recorded at quoted market prices as discussed below. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $43 million and $75 million at December 31, 2007 and 2006, respectively, which are carried on a cost basis. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $23 million and $50 million at December 31, 2007 and 2006, respectively, which are carried at market value under SFAS 115. Gross unrealized gains amounting to $22 million and $53 million at December 31, 2007 and 2006, respectively, have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, which is a component of stockholders’ equity.

MMC recorded net gains associated with its available for sale securities of $20 million, $35 million and $157 million, in 2007, 2006 and 2005, respectively. Proceeds from the sale of available for sale securities for the years ended December 31, 2007, 2006 and 2005 were $29 million, $52 million and $236 million, respectively. Gross realized gains on available for sale securities sold during 2007, 2006 and 2005 amounted to $20 million, $35 million and $157 million, respectively. During 2007, 2006 and 2005, MMC did not record any losses related to the decline in value of available for sale securities that were other than temporary. The cost of securities sold is determined using the average cost method for equity securities. The gains and losses described above are included in Investment income (loss) in the consolidated statements of income.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method. MMC’s share of gains from such investments, and from trading securities and investments held at cost, of $148 million, $166 million and $27 million in 2007, 2006 and 2005, respectively, is included in Investment income (loss) in the consolidated statements of income.

In 2007, MMC’s investment in Trident II, L.P. met the thresholds which require disclosure of summarized financial information under Regulation S-X. The consolidated financial information presented below reflects the most recently available financial statements at September 30, 2007.

(In millions of dollars)	September 30, 2007	December 31, 2006
Assets
Investments at fair value	$1,076	$1,004
Other assets	55	152
Total assets	$1,131	$1,156
Liabilities	—	—
Net assets (Partners’ Capital)	$1,131	$1,156

For the nine months ended September 30, (In millions of dollars)	2007	2006
Investment income	$19	$19
Expenses	2	3
Net investment income	17	16
Realized gains	154	202
Unrealized appreciation	112	59
Net increase in net assets	$283	$277

A portion of insurance fiduciary funds which MMC holds to satisfy fiduciary obligations is invested in high quality debt securities which are generally held to maturity. The difference between cost and fair value of these investments is not material.

Short-term and Long-term Debt:  The fair value of MMC’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of MMC’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

13.    Integration and Restructuring Costs

2007 Actions

In the fourth quarter of 2007, Marsh implemented restructuring activities which resulted in the elimination of 84 positions. These actions resulted in restructuring charges of $16 million for severance and related benefits.

2006 Cost-Savings Initiative

In September 2006, MMC announced a cost-savings initiative related to firm-wide infrastructure, organization structure and operating company business processes. The first phase of this initiative began in September 2006. In connection with this first phase, MMC incurred net restructuring charges of $10 million during 2007 primarily related to severance and benefits, as follows: risk and insurance services - $2 million, consulting - $3 million and corporate - $5 million. Utilization of these charges is summarized as follows:

(In millions of dollars)	Accrued in 2006	Utilized in 2006	Utilized in 2007	Additions/ Changes in Estimates 2007	Remaining Liability at 12/31/07
Severance and benefits	$59	$(21)	$(37)	$10	$11
Future rent on non-cancelable leases	6	(6)	(3)	3	—
Other exit costs (credits)	(55)	58	—	(3)	—
	$10	$31	$(40)	$10	$11

MMC’s actions under the first phase of the 2006 cost-savings initiative are substantially completed, except for certain actions related to MMC’s New York headquarters building.

In the fourth quarter of 2006, Marsh identified additional actions that resulted in the elimination of approximately 170 employee positions through staff reductions and attrition. During 2007, Marsh incurred costs of $39 million related to these actions, primarily related to severance and exit costs for facilities. Utilization of the charges is as follows:

(In millions of dollars)	Accrued in 2006	Utilized in 2006	Utilized in 2007	Additions/ Changes in Estimates 2007	Remaining Liability at 12/31/07
Severance and benefits	$7	$—	$(23)	$37	$21
Future rent on non-cancelable leases	7	(2)	(3)	2	4
	$14	$(2)	$(26)	$39	$25

These actions are substantially complete.

2005 Plan

In March 2005, MMC announced that it would undertake restructuring initiatives involving staff reductions and consolidations of facilities in response to MMC’s business environment (the “2005 Plan”). In connection with the 2005 Plan, MMC recorded an expense of $4 million in the twelve-months ended December 31, 2007 in risk and insurance services. Utilization of the 2005 Plan charges is summarized as follows:

(In millions of dollars)	Accrued in 2005 and 2006	Utilized in 2005 and 2006	Utilized in 2007	Additions/ Changes in Estimates 2007	Remaining Liability at 12/31/07
Severance and benefits	$228	$(215)	$(10)	—	$3
Future rent on non-cancelable leases	145	(80)	(22)	5	48
Other exit costs (credits)	3	6	(2)	(1)	6
	$376	$(289)	$(34)	$4	$57

The actions under the 2005 Plan are completed.

The expenses associated with the restructuring plans are included in Compensation and benefits in Other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued salaries, depending on the nature of the items.

14.    Common Stock

In August 2007, MMC entered into an $800 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21,320,530 shares of MMC common stock, which were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the delivery date. This number of shares was the quotient of the $800 million purchase price divided by a contractual “cap” price of $37.5225 per share. Based on the final average share price during the settlement period less a discount, it is expected that approximately 10.7 million additional shares will be delivered to MMC in March 2008. This transaction was effected under a $1.5 billion share repurchase authorization granted by MMC’s Board of Directors in August 2007. MMC remains authorized to repurchase additional shares of its common stock up to a value of $700 million. There is no time limit on this authorization.

In May 2007, MMC entered into a $500 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, MMC paid the full $500 million purchase price and took delivery from the counterparty of an initial tranche of 13,464,749 shares of MMC common stock. Based on the market price of MMC’s common stock over the subsequent settlement period, in July 2007 the counterparty delivered to MMC an additional 2,555,519 shares for no additional payment and the transaction was concluded. MMC thus repurchased a total of 16,020,268 shares in the transaction, for a total cost of $500 million and an average price per share to MMC of $31.2105. The repurchased shares were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the respective delivery dates. This transaction was effected under a $500 million share repurchase authorization granted by MMC’s Board of Directors in May 2007.

15.    Stockholder Rights Plan

On September 29, 2007, MMC’s Amended and Restated Rights Agreement, dated as of January 20, 2000 between MMC and the Harris Trust Company of New York, as rights agent, expired pursuant to its terms.

16.    Claims, Lawsuits and Other Contingencies

MMC and Marsh Litigation and Regulatory Matters

Brokerage Compensation Practices

In January 2005, MMC and its subsidiary Marsh Inc. entered into an agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint filed in New York State court by NYAG in October 2004 (the “NYAG Lawsuit”) and a related citation issued by the Insurance Department. Among other things, the NYAG Lawsuit and the citation had alleged that Marsh’s use of market service agreements with various insurance companies entailed fraudulent business practices, bid-rigging, illegal restraint of trade and other statutory violations. The specific terms of the settlement agreement are described in detail in MMC’s previous Forms 10-Q and 10-K.

Following the filing of the NYAG Lawsuit, various state regulators and attorneys general initiated investigations relating to the conduct alleged in the NYAG Lawsuit. Actions have been filed against MMC, Marsh and certain Marsh subsidiaries by the states of Connecticut in January 2005, Florida in March 2006 and Ohio in August 2007. The civil complaints seek a variety of monetary damages and injunctive and other equitable relief and are based on a variety of legal theories, including unfair trade practices, antitrust, negligent misrepresentation, breach of fiduciary duty and state RICO laws. Discovery has commenced in the Florida action. MMC has been contacted by certain of the other state entities conducting investigations indicating that they may file civil actions or otherwise seek additional monetary or other remedies from MMC.

Numerous private party lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit. These lawsuits include the following:

Policyholder Claims

■

Various putative class actions purportedly brought on behalf of policyholders have been consolidated into two actions in the federal court in New Jersey (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders). The actions alleged a variety of legal theories, including those related to state tort, contract, fiduciary duty, federal and state antitrust and RICO theories, and sought a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. The court has dismissed with prejudice all of the federal antitrust and RICO claims and has dismissed without prejudice all of the state law claims asserted in both actions. The plaintiffs have appealed.

■

In July 2007, two putative class actions against MMC, Marsh, certain insurers and other insurance brokers purportedly brought on behalf of policyholders were filed in federal courts in the Southern District of Florida and the Southern District of New York. These actions relate to the same practices alleged in the NYAG Lawsuit, but with respect to insurance coverage placed with Certain Underwriters at Lloyd’s, London. These actions have been transferred to the District of New Jersey.

■

Four class or representative actions on behalf of policyholders are pending in state courts. Twenty-five actions have been instituted by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit. Two putative class actions and an individual policyholder action are pending in Canada.

Shareholder Claims

Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share.

■

A purported securities class action against MMC, Marsh and certain of their former officers is pending in the United States District Court for the Southern District of New York. Plaintiffs make factual allegations similar to those asserted in the NYAG Lawsuit, including that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs also allege that MMC failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid-rigging” and soliciting fictitious quotes. Plaintiffs seek unspecified damages. MMC has responded to the complaint and discovery in this matter has commenced.

■	Two individual shareholder actions against MMC and others are pending in state courts.

■

A purported ERISA class action is pending against MMC and various current and former employees, officers and directors in the United States District Court for the Southern District of New York on behalf of participants and beneficiaries of an MMC retirement plan. The complaint alleges, among other things, that in light of the alleged misconduct described in the NYAG Lawsuit, the defendants knew or should have known that the investment of the plan’s assets in MMC stock was imprudent, that certain defendants failed to provide plan participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. Discovery is underway in this matter.

■

Several shareholder derivative actions are pending against MMC’s current and former directors and officers. Most of these actions have been consolidated into two proceedings, one in the Court of Chancery of the State of Delaware, and one in the United States District Court for the Southern District of New York. These actions allege, among other things, breach of fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, and that the defendants are liable for and must contribute to or indemnify MMC for any related damages MMC has suffered. The consolidated action in federal court in New York has been stayed in favor of the state derivative action in Delaware, which remains in its preliminary stages.

Other Claims

■

A shareholder derivative suit pending in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. (“AIG”) names as additional defendants MMC, Marsh, certain Marsh subsidiaries and certain former officers and employees. The suit alleges that the MMC and Marsh defendants engaged in conspiracy and fraud with respect to the alleged misconduct described in the NYAG Lawsuit, and that the MMC and Marsh corporate defendants aided and abetted current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct. The complaint seeks damages including the return of all contingent commissions paid by AIG to MMC and Marsh. The MMC and Marsh corporate defendants have moved to dismiss the claims. Plaintiffs’ counsel in a federal securities fraud purported class action against AIG and others (to which MMC is not a party) relating to price declines in AIG’s stock has indicated that plaintiffs may assert claims against MMC in that action.

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

■

In December 2007 the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. for alleged professional negligence in actuarial services that Mercer provided to the Alaska Public Employees Retirement System and Alaska Teachers Retirement System. The complaint alleges damages of at least $1.8 billion. Mercer has filed an answer to the complaint.

■

In October 2007, the State of Connecticut brought a civil action against Guy Carpenter in Connecticut state court, alleging violations of the state’s antitrust and unfair trade practices law by allegedly engaging in allocation of markets, price-fixing and other improper conduct in the operation of several reinsurance facilities over a period of decades. The complaint alleges damages to Guy Carpenter’s insurance company clients and their customers, as well as to the general economy of Connecticut, and seeks monetary damages, civil penalties, attorneys’ fees and costs and injunctive and other equitable relief.

■

In February 2005, the U.S. Department of Labor served a subpoena on MMC seeking documents pertaining to services provided by MMC subsidiaries to employee benefit plans, including documents relating to how such subsidiaries have been compensated for such services. The request also sought information concerning market service agreements and the solicitation of bids from insurance companies in connection with services to employee benefit plans. MMC has cooperated with the Department of Labor.

■

In December 2004, MMC received a request for information pursuant to a formal investigation commenced by the SEC seeking documents concerning MMC’s historical disclosure of transactions in which an MMC director, executive officer or 5% stockholder had a material interest. MMC cooperated in the investigation. On February 15, 2008 the SEC notified MMC that it does not intend to pursue any enforcement or other action against MMC in connection with this matter.

■

Since early 2003, the SEC has issued two subpoenas to MMC or its affiliates and has made additional requests for information relating to the SEC’s investigation of loss mitigation products. MMC and its subsidiaries have received similar inquiries regarding certain reinsurance products and finite insurance placements from regulators and other authorities in several states, including Florida, Georgia and Connecticut. MMC and its subsidiaries have cooperated with these and other informal inquiries relating to loss mitigation products.

■

Our activities are regulated extensively under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. Therefore, in the ordinary course of business, in addition to private party lawsuits, we may be subject to investigations, lawsuits and/or other regulatory actions taken by governmental authorities.

Putnam-Related Matters

On August 3, 2007, Great-West Lifeco Inc. (“GWL”) completed its purchase of Putnam Investments Trust. Under the terms of the stock purchase agreement with GWL, a copy of which was included as an exhibit to MMC’s Current Report on Form 8-K filed on February 1, 2007, MMC agreed to indemnify GWL in the future with respect to certain Putnam-related litigation and regulatory matters. The matters described below directly involve MMC and/or may be subject to these indemnification obligations:

“Market-timing” Related Matters

In 2003 and 2004, Putnam entered into settlements with the SEC and the Commonwealth of Massachusetts with respect to excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”).

■

MMC and Putnam received a substantial number of civil complaints, filed in various state and federal courts, based on allegations of “market-timing” and, in some cases, “late trading” activities. All of the actions filed in federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland. The following summarizes the matters pending in the District of Maryland:

—

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Section 36(b) of the Investment Company Act of 1940. The parties are engaged in discovery in this action. The other action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their shareholders as a result of purported market-timing and late trading activity in certain Putnam Funds.

—

A complaint asserting shareholder derivative claims, purportedly on behalf of MMC, was filed against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant. This action alleges violation of fiduciary duties in failing to provide oversight regarding market-timing in the Putnam Funds. This action has been stayed pursuant to an agreement of the parties.

—

MMC, Putnam, and certain of their current and former officers, directors and employees are defendants in purported ERISA class actions, one brought by participants in an MMC retirement plan and the other brought by participants in a Putnam retirement plan. The actions allege, among other things, that, in view of the market-timing that was allegedly allowed to occur at Putnam, the investment of the plans’ funds in MMC stock and the Putnam Funds was imprudent and constituted a breach of fiduciary duties to plan participants. Both actions seek unspecified damages and equitable relief. In September 2006, the action regarding the Putnam plan was dismissed against all defendants; the plaintiff is appealing the decision. The action regarding the MMC plan has been stayed.

■

Certain Putnam entities have been named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas. Plaintiff alleged that Putnam breached its investment management advisory agreement and did not make appropriate disclosures regarding alleged market-timing activity at the time the investment management advisory agreement was executed. As a result of the trial court’s grant of partial summary judgment in favor of Putnam in January 2008, the majority of Plaintiff’s claims arising out of these allegations were dismissed. The remaining claims for breach of contract and a violation of the state securities act will be resolved on motion by the court.

“Excessive Fee” Related Litigation

■	Putnam Investment Management LLC and Putnam Retail Management Limited Partnership have been sued in the United States District Court for the District of Massachusetts for

alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares. Plaintiffs seek, among other things, to recover certain advisory and distribution fees paid to defendants, rescission of the management and distribution agreements between defendants and the funds, and a prospective reduction in fees. The parties concluded fact discovery in December 2007.

Other Contingencies Relating to MMC and its Subsidiaries

Errors and Omissions Claims

■

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Some of these claims seek damages, including punitive damages, in amounts that could, if awarded, be significant. MMC provides for these exposures by a combination of third-party insurance and self-insurance. To the extent that expected losses exceed MMC’s self-insured retention in any policy year, MMC records an asset for the amount that MMC expects to recover under its third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in years prior to policy year 2000-2001 in a material amount. In policy years subsequent to 2000-2001, the availability of third-party insurance has declined substantially, which has caused MMC to assume increasing levels of self-insurance. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves which it believes are adequate to provide for this self-insured retention. These reserves are reviewed quarterly and adjusted as developments warrant.

Guarantees

■

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2007, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

■

From 1980 to 1983, MMC owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A’s obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for MMC’s agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. In April 2006, a lawsuit was commenced in the Commercial Court in London against MMC and the ILU by an assignee of an E&A policyholder that purported to have a claim against the MMC letter of credit in the amount of approximately $8.5 million and sought a judicial declaration of its rights as an assignee of a policyholder claim. MMC contested the claim and the lawsuit was discontinued by the plaintiff in May 2007. MMC expects the plaintiff or others to continue to pursue this claim against the MMC letter of credit. MMC anticipates that additional claimants may seek to recover against the letter of credit.

The proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC’s management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters or the impact they may have on MMC’s consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC’s financial condition or the results of MMC’s operations in a future period.

17.    Segment Information

MMC’s organization structure and segment reporting is based on the types of services provided. Under this organizational structure, MMC’s business segments are:

■	Risk and Insurance Services, comprising insurance services (Marsh), reinsurance services (Guy Carpenter), and Risk Capital Holdings;

■	Consulting, comprising Mercer and Oliver Wyman Group; and

■	Risk Consulting & Technology (Kroll).

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following table excludes the results of Putnam, Kroll Security International, Crump, Price Forbes and SCMS, which are classified as discontinued operations as described in Note 5. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses. Starting in the first quarter of 2006, segment results also include stock option expense, described in more detail below.

Change in Segment Measurement

MMC adopted SFAS 123(R), “Share-Based Payment” effective July 1, 2005. As a result, MMC incurred incremental costs, primarily related to stock options, of $64 million for the third and fourth quarters of 2005. These costs are recorded in Corporate. Starting in the first quarter of 2006, MMC changed the measurement of its segment results to include the cost of stock options. For the twelve months ended December 31, 2006, expenses charged to continuing operations related to stock options totaled $102 million: Risk and Insurance Services - $47 million, Consulting - $41 million, Risk Consulting & Technology - $2 million, and Corporate - $12 million.

Selected information about MMC’s operating segments and geographic areas of operation follows:

For the Years Ended December 31, (In millions of dollars)	Revenue		Operating Income		Total Assets		Depreciation and Amortization	Capital Expenditures
2007 —
Risk and Insurance Services	$5,565	(a)	$507		$9,091		$214	$136
Consulting	4,884	(b)	606		4,438		94	99
Risk Consulting & Technology	995	(c)	106		2,538		80	43
Total Operating Segments	$11,444		$1,219		$16,067		$388	$278
Corporate/Eliminations	(94)		(200)		1,292	(e)	19	85
Assets of Discontinued Operations	—		—		—		—	—
Total Consolidated	$11,350		$1,019		$17,359		$407	$363
2006 —
Risk and Insurance Services	$5,463	(a)	$677		$9,651		$230	$133
Consulting	4,225	(b)	466		3,804		92	88
Risk Consulting & Technology	979	(c)	149		2,363		90	46
Total Operating Segments	$10,667		$1,292		$15,818		$412	$267
Corporate/Eliminations	(120)		(137	) (d)	398	(e)	11	6
Assets of Discontinued Operations	—		—		1,921		—	34
Total Consolidated	$10,547		$1,155		$18,137		$423	$307

2005 —
Risk and Insurance Services	$5,592	(a)	$305		$11,465		$221	$153
Consulting	3,802	(b)	451		3,595		96	83
Risk Consulting & Technology	872	(c)	121		2,524		84	54
Total Operating Segments	$10,266		$877		$17,584		$401	$290
Corporate/Eliminations	(184)		(287	) (d)	(1,165	) (e)	11	2
Assets of Discontinued Operations	—		—		1,473		—	53
Total Consolidated	$10,082		$590		$17,892		$412	$345

(a)

Includes inter-segment revenue ($7 million in 2007, $0 million in 2006 and $3 million in 2005) and interest income on fiduciary funds ($193 million in 2007, $180 million in 2006 and $151 million in 2005).

(b)	Includes inter-segment revenue ($79 million in 2007, $108 million in 2006 and $154 million in 2005).
(c)	Includes inter-segment revenue ($8 million in 2007, $12 million in 2006 and $27 million in 2005).
(d)

Corporate expenses in 2006 include a $74 million credit for the gain from the sale of five (5) floors of MMC’s New York headquarters building. Corporate expenses in 2005 include $64 million of incremental expense, primarily related to stock options, resulting from the implementation of SFAS 123(R) effective July 1, 2005.

(e)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of MMC’s headquarters building and intercompany eliminations.

Operating Segment Revenue by Product is as follows:

For the Years Ended December 31, (In millions of dollars)	2007	2006	2005
Risk and Insurance Services
Insurance Services	$4,500	$4,390	$4,567
Reinsurance Services	902	880	836
Risk Capital Holdings	163	193	189
Total Risk and Insurance Services	5,565	5,463	5,592
Consulting
Mercer	3,368	3,021	2,794
Oliver Wyman Group	1,516	1,204	1,008
Total Consulting	4,884	4,225	3,802
Risk Consulting & Technology	995	979	872
Total Operating Segments	$11,444	$10,667	$10,266
Corporate/Eliminations	(94)	(120)	(184)
Total	$11,350	$10,547	$10,082

Information by geographic area is as follows:

For the years ended December 31, (In millions of dollars)	2007	2006	2005
Revenue
United States	$5,552	$5,436	$5,351
United Kingdom	2,099	1,990	1,941
Continental Europe	1,794	1,540	1,452
Other	1,999	1,701	1,522
	$11,444	$10,667	$10,266
Corporate/Eliminations	(94)	(120)	(184)
	$11,350	$10,547	$10,082
December 31, (In millions of dollars)
Fixed Assets
United States	$585	$593	$715
United Kingdom	208	224	229
Continental Europe	90	80	74
Other	109	93	90
	$992	$990	$1,108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R),” effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2008

Marsh & McLennan Companies, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA AND

SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions of dollars, except per share figures)
2007:
Revenue	$2,812	$2,819	$2,794	$2,925
Operating income	$387	$273	$194	$165
Income from continuing operations	$228	$140	$80	$90
Income (loss) from discontinued operations	$40	$37	$1,865	$(5)
Net income	$268	$177	$1,945	$85
Basic Per Share Data:
Income from continuing operations	$0.41	$0.26	$0.15	$0.17
Income from discontinued operations	$0.08	$0.06	$3.49	$—
Net income	$0.49	$0.32	$3.64	$0.17
Diluted Per Share Data:
Income from continuing operations	$0.41	$0.25	$0.15	$0.17
Income (loss) from discontinued operations	$0.06	$0.06	$3.45	$(0.01)
Net income	$0.47	$0.31	$3.60	$0.16
Dividends Paid Per Share	$0.19	$0.19	$0.19	$0.19
2006:
Revenue	$2,674	$2,634	$2,532	$2,707
Operating income	$337	$263	$244	$311
Income (loss) from continuing operations	$200	$131	$133	$168
Income from discontinued operations	$216	$41	$43	$58
Net income	$416	$172	$176	$226
Basic Per Share Data:
Income (loss) from continuing operations	$0.37	$0.24	$0.24	$0.31
Income from discontinued operations	$0.39	$0.07	$0.08	$0.10
Net income	$0.76	$0.31	$0.32	$0.41
Diluted Per Share Data:
Income (loss) from continuing operations	$0.36	$0.24	$0.24	$0.30
Income from discontinued operations	$0.39	$0.07	$0.07	$0.10
Net income	$0.75	$0.31	$0.31	$0.40
Dividends Paid Per Share	$0.17	$0.17	$0.17	$0.17

As of February 20, 2008, there were 8,994 stockholders of record.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this annual report on Form 10-K, MMC’s chief executive officer and chief financial officer have concluded that MMC’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Internal Control over Financial Reporting.

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Marsh & McLennan Companies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for MMC. MMC’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management evaluated the effectiveness of MMC’s internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its evaluation, management determined that MMC maintained effective internal control over financial reporting as of December 31, 2007.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on MMC’s consolidated financial statements included in this annual report on Form 10-K, also issued an attestation report on the effectiveness of MMC’s internal control over financial reporting as of December 31, 2007.

(b)	Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s changes in accounting for pension and postretirement benefits.

DELOITTE & TOUCHE LLP

New York, New York

February 28, 2008

(c)	Changes in Internal Control Over Financial Reporting.

There have been no changes in MMC’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, MMC’s internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Information as to the directors and nominees for the board of directors of MMC is incorporated herein by reference to the material set forth under the heading “Item 1 – Election of Directors” in the 2008 Proxy Statement.

The executive officers of MMC are Matthew B. Bartley, Peter J. Beshar, M. Michele Burns, Mathis Cabiallavetta, John Drzik, Brian Duperreault, Simon Freakley, E. Scott Gilbert, Daniel S. Glaser, David Nadler, Michael A. Petrullo and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of MMC”.

The information set forth in the 2008 Proxy Statement in the sections “Transactions with Management and Others; Other Information – Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Codes of Conduct” and “Board of Directors and Committees –Committees – Audit Committee” is incorporated herein by reference.

Item 11.      Executive Compensation.

The information set forth in the sections “Board of Directors and Committees – Director Compensation” and “Compensation of Executive Officers” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the sections “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2008 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information set forth in the sections “Corporate Governance – Director Independence”, “Corporate Governance – Review of Related-Person Transactions” and “Transactions with Management and Others; Other Information” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.

The information set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm – Fees of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2007

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Other:

Selected Quarterly Financial Data and Supplemental Information (Unaudited) for the year ended December 31, 2007

Five-Year Statistical Summary of Operations

2.	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	The following exhibits are filed as a part of this report:

(2.1)	Stock Purchase Agreement, dated as of January 31, 2007, by and between Marsh & McLennan Companies, Inc. and Great-West Lifeco Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated January 31, 2007)

(3.1)	MMC’s Restated Certificate of Incorporation (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2003)

(3.2)	MMC’s By-Laws (incorporated by reference to MMC’s Current Report on Form 8-K dated December 14, 2006)

(4.1)	Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)	First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(4.3)	Second Supplemental Indenture dated as of February 19, 2003 between MMC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(4.4)	Third Supplemental Indenture dated as of July 30, 2003 between MMC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)	Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)	Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)	First Supplemental Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)	Second Supplemental Indenture, dated as of September 16, 2005, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Current Report on Form 8-K dated September 13, 2005)

(10.1)	Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Current Report on Form 8-K dated January 31, 2005)

(10.2)	Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)	Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.4)	Amendment No. 3, dated August 17, 2006, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 17, 2006)

(10.5)	Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 6, 2007)

(10.6)	*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1999)

(10.7)	*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.8)	*Form of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.9)	*Additional Forms of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.10)	*Form of Restricted Stock Award under the MMC 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Current Report on Form 8-K dated May 18, 2005)

(10.11)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.12)	*Form of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.13)	*Additional Forms of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.14)	*Form of Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.15)	*Form of 2007 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.16)	*Form of Deferred Stock Unit Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

(10.17)	*Marsh & McLennan Companies Stock Investment Supplemental Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.18)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated June 16, 1997 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1997)

(10.19)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated November 20, 1997 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.20)	*Amendment to Marsh & McLennan Companies Stock Investment Supplemental Plan dated January 1, 2000 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.21)	*Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.22)	*Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1992)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.23)	*Amendment to Marsh & McLennan Companies Supplemental Retirement Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(10.24)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.25)	*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007)

(10.26)	*Description of compensation arrangements for non-executive directors of MMC (incorporated by reference to MMC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007)

(10.27)	*Putnam Investments, Inc. Executive Deferred Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.28)	*Putnam Investments, LLC Executive Deferred Bonus Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2000)

(10.29)	*Putnam Investments Trust Equity Partnership Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.30)	*Employment Agreement, dated as of July 20, 2005, by and between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC’s Current Report on Form 8-K dated July 25, 2005)

(10.31)	*Employment Agreement, amended and restated November 7, 2005, effective as of September 9, 2005, by and between Marsh & McLennan Companies, Inc. and Brian M. Storms (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.32)	*Employment Agreement, dated as of December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Current Report on Form 8-K dated December 16, 2005)

(10.33)	*Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.34)	*Employment Agreement, dated as of February 27, 2006, between Marsh & McLennan Companies, Inc. and Charles E. Haldeman Jr. (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.35)	*Employment Agreement, dated as of September 25, 2006, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.36)	*Employment Agreement, dated as of July 1, 2005, by and between Marsh & McLennan Companies, Inc. and David H. Spiller (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.37)	*Employment Agreement, dated as of January 29, 2008, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to MMC’s Current Report on Form 8-K dated January 29, 2008)

(10.38)	*Separation and Release Agreement, dated February 15, 2008, between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC’s Current Report on Form 8-K dated February 15, 2008)

(10.39)	*Amended and Restated Limited Partnership Agreement of Marsh & McLennan Affiliated Fund, L.P. dated October 12, 1999 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of MMC (as of 2/15/2008)

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated: February 29, 2008	By	/s/ Brian Duperreault
Brian Duperreault* President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 29th day of February, 2008.

Name	Title	Date

/s/ Brian Duperreault Brian Duperreault*	Director, President & Chief Executive Officer	February 29, 2008

/s/ Matthew B. Bartley Matthew B. Bartley	Executive Vice President & Chief Financial Officer	February 29, 2008

/s/ Robert J. Rapport Robert J. Rapport	Vice President & Controller (Chief Accounting Officer)	February 29, 2008

/s/ Leslie M. Baker, Jr. Leslie M. Baker, Jr.	Director	February 29, 2008

/s/ Zachary W. Carter Zachary W. Carter	Director	February 29, 2008

/s/ Oscar Fanjul Oscar Fanjul	Director	February 29, 2008

/s/ Stephen R. Hardis Stephen R. Hardis	Director	February 29, 2008

/s/ Gwendolyn S. King Gwendolyn S. King	Director	February 29, 2008

/s/ The Rt. Hon. Lord Lang of Monkton, DL The Rt. Hon. Lord Lang of Monkton, DL	Director	February 29, 2008

/s/ Bruce P. Nolop Bruce P. Nolop*	Director	February 29, 2008

*	Mr. Duperreault became a director and MMC’s president and chief executive officer on January 29, 2008.
*	Mr. Nolop became a director on January 16, 2008.

Name	Title	Date

/s/ Marc D. Oken Marc D. Oken	Director	February 29, 2008

/s/ David A. Olsen David A. Olsen	Director	February 29, 2008

/s/ Morton O. Schapiro Morton O. Schapiro	Director	February 29, 2008

/s/ Adele Simmons Adele Simmons	Director	February 29, 2008