Form 10-Q
period 2008-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2008-05-08
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒.    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

As of April 30, 2008, there were outstanding 511,579,890 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•	the challenges we face in achieving profitable revenue growth and improving operating margins at Marsh;

•	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

•

the impact on risk and insurance services commission revenues of changes in the availability of, and the premiums insurance carriers charge for, insurance and reinsurance products, including the impact on premium rates and market capacity attributable to catastrophic events like hurricanes;

•

the impact on renewals in our risk and insurance services segment of pricing trends in particular insurance markets, fluctuations in the general level of economic activity and decisions by insureds with respect to the level of risk they will self-insure;

•	revenue fluctuations in risk and insurance services relating to the effect of new and lost business production and the timing of policy inception dates;

•	the impact of fluctuations in the value of Risk Capital Holdings’ investments on profitability in our risk and insurance services segment;

•	the impact on our consulting segment of pricing trends, utilization rates, legislative changes affecting client demand, and the general economic environment;

•

the impact of competition, including with respect to pricing, the emergence of new competitors, and the fact that many of Marsh’s competitors are not constrained in their ability to receive “market service” compensation;

•

the ultimate economic impact on MMC of contingencies described in the notes to our financial statements, including the risk of a significant adverse outcome in the shareholder lawsuit against MMC concerning the late 2004 decline in MMC’s share price;

•	our exposure to potential liabilities arising from errors and omissions claims against us, for which we increasingly must self-insure;

•

our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the potential impact of rating agency actions on our cost of financing or ability to borrow;

•	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

•	the impact on net income of foreign exchange and/or interest rate fluctuations;

•	changes in applicable tax or accounting requirements;

•

potential income statement effects from the application of FIN 48 (“Accounting for Uncertainty in Income Taxes”) and SFAS 142 (“Goodwill and Other Intangible Assets”), including the effect of any subsequent adjustments to the estimates MMC uses in applying these accounting standards; and

•

the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across the jurisdictions in which we do business.

The factors identified above are not exhaustive. MMC and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, MMC cautions readers not to place undue reliance on its forward-looking statements, which speak only as of the dates on which they are made. MMC undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning MMC and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the “Risk Factors” section of MMC’s most recently filed Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

For the Three Months Ended March 31, (In millions, except per share figures)	2008	2007
Revenue:
Service revenue	$3,041	$2,763
Investment income (loss)	6	49

Operating revenue	3,047	2,812

Expense:
Compensation and benefits	1,828	1,652
Other operating expenses	874	773
Goodwill impairment charge	425	—

Operating expenses	3,127	2,425

Operating (loss) income	(80)	387
Interest income	18	19
Interest expense	(56)	(71)

(Loss) income before income taxes and minority interest	(118)	335
Income taxes	94	106
Minority interest, net of tax	3	1

(Loss) income from continuing operations	(215)	228
Discontinued operations, net of tax	5	40

Net (loss) income	$(210)	$268

Basic net (loss) income per share – Continuing operations	$(0.41)	$0.41
– Net (loss) income	$(0.40)	$0.49

Diluted net (loss) income per share – Continuing operations	$(0.41)	$0.41
– Net (loss) income	$(0.40)	$0.47

Weighted average number of shares outstanding – Basic	519	553
– Diluted	519	562

Shares outstanding at March 31,	511	555

Dividends declared per share	$0.20	$0.19

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In millions of dollars)	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 1,285	$ 2,133

Receivables
Commissions and fees	2,761	2,614
Advanced premiums and claims	122	77
Other	312	302

	3,195	2,993
Less-allowance for doubtful accounts and cancellations	(125)	(119)

Net receivables	3,070	2,874

Other current assets	424	447

Total current assets	4,779	5,454
Goodwill and intangible assets	7,458	7,759
Fixed assets	1,019	992
(net of accumulated depreciation and amortization of $1,393 at March 31, 2008 and $1,374 at December 31, 2007)
Pension related assets	1,505	1,411
Other assets	1,712	1,743

	$16,473	$17,359

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(Unaudited)

(In millions of dollars)	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ 9	$ 260
Accounts payable and accrued liabilities	1,773	1,670
Regulatory settlements – current portion	178	177
Accrued compensation and employee benefits	743	1,290
Accrued income taxes	75	96
Dividends payable	103	—

Total current liabilities	2,881	3,493

Fiduciary liabilities	3,863	3,612
Less – cash and investments held in a fiduciary capacity	(3,863)	(3,612)

	—	—
Long-term debt	3,602	3,604
Retirement and postemployment benefits	774	709
Liabilities for errors and omissions	579	596
Other liabilities	1,114	1,135

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2008 and December 31, 2007	561	561
Additional paid-in capital	1,193	1,242
Retained earnings	7,313	7,732
Accumulated other comprehensive loss	(238)	(351)

	8,829	9,184
Less – treasury shares, at cost, 49,570,796 shares at March 31, 2008 and 40,249,598 shares at December 31, 2007	(1,306)	(1,362)

Total stockholders’ equity	7,523	7,822

	$16,473	$17,359

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, (In millions of dollars)	2008	2007
Operating cash flows:
Net (loss) income	$(210)	$268
Adjustments to reconcile net income (loss) to cash used for operations:
Goodwill impairment charge	425	—
Depreciation and amortization of fixed assets and capitalized software	83	100
Amortization of intangible assets	18	20
Provision for deferred income taxes	41	38
Gains on investments	(6)	(57)
Disposition of assets	(6)	7
Accrual of stock-based compensation	15	27
Changes in assets and liabilities:
Net receivables	(203)	(196)
Other current assets	2	277
Other assets	14	(54)
Accounts payable and accrued liabilities	125	(146)
Accrued compensation and employee benefits	(558)	(751)
Accrued income taxes	(42)	64
Other liabilities	(138)	23
Effect of exchange rate changes	(23)	(3)

Net cash used for operations	(463)	(383)

Financing cash flows:
Net increase in commercial paper	—	65
Proceeds from issuance of debt	—	215
Repayments of debt	(253)	(599)
Issuance of common stock	41	99
Dividends paid	(103)	(105)

Net cash used for financing activities	(315)	(325)

Investing cash flows:
Capital expenditures	(122)	(86)
Net purchases of long-term investments	—	(23)
Proceeds from sales related to fixed assets	3	—
Dispositions	50	—
Acquisitions	(51)	—
Other, net	2	(7)

Net cash used for investing activities	(118)	(116)

Effect of exchange rate changes on cash and cash equivalents	48	7

Decrease in cash and cash equivalents	(848)	(817)
Cash and cash equivalents at beginning of period	2,133	2,089

Cash and cash equivalents at end of period	1,285	1,272
Cash and cash equivalents – reported as discontinued operations	—	(69)

Cash and cash equivalents – continuing operations	$1,285	$1,203

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

The consulting segment provides advice and services to the management of organizations in the area of human resources and related financial matters, comprising consulting, outsourcing and investment consulting and management services; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and the Oliver Wyman Group.

The risk consulting & technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These services fall into two main business groups: Kroll, which includes litigation support and data recovery, background screening, and risk mitigation and response services; and corporate advisory & restructuring services.

On August 3, 2007, Great-West Lifeco Inc. (“GWL”) completed its purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase included Putnam’s interest in the T.H. Lee private equity business. Putnam comprised MMC’s entire investment management segment.

2. Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three-month periods ended March 31, 2008 and 2007. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance or consulting companies and investments in private equity funds.

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $44 million and $48 million for the three-month periods ended March 31, 2008 and 2007, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $1.2 billion of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at March 31, 2008 were $17 million.

Net uncollected premiums and claims and the related payables amounted to $9.2 billion at March 31, 2008 and December 31, 2007. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

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

For the Three Months Ended March 31, (In millions, except per share figures)	2008	2007
Net (loss) income	$(210)	$268
Less: Potential minority interest expense associated with Putnam Class B Common Shares	—	(2)

Net (loss) income for diluted earnings per share	$(210)	$266

Basic weighted average common shares outstanding	519	553
Dilutive effect of potentially issuable common shares	—	9

Diluted weighted average common shares outstanding	519	562

Average stock price used to calculate common stock equivalents	$26.14	$29.88

There were 55.7 million and 65.2 million stock options outstanding as of March 31, 2008 and 2007, respectively. The calculation above includes 5 million common stock equivalents related to stock options in 2007. There were 5 million common stock equivalents in 2008 that would have increased diluted weighted average common shares outstanding, however, they have not been included in the calculation since the company reported a net loss.

5. Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2008 and 2007.

	2008	2007
	(In millions of dollars)
Interest paid	$64	$112
Income taxes paid	$96	$ 50

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories for the three-month periods ended March 31, 2008 and 2007 is as follows:

	2008	2007
	(In millions of dollars)
Net cash used for operations	—	$(2)
Net cash used for investing activities	—	$(3)

6. Comprehensive Income (Loss)

The components of comprehensive (loss) income for the three-month periods ended March 31, 2008 and 2007 are as follows:

	2008	2007
	(In millions of dollars)
Foreign currency translation adjustments	$ 103	$ 5
Unrealized investment holding gains, net of income taxes	14	1
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	—	(2)
Adjustments related to pension/retiree plans	(4)	(11)

Other comprehensive income (loss)	113	(7)
Net (loss) income	(210)	268

Comprehensive (loss) income	$ (97)	$261

7. Acquisitions

In the three months ended March 31, 2008, MMC made three acquisitions for total purchase consideration of $101 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets of $75 million and $15 million, respectively. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment based on internal or external valuations as purchase accounting is finalized.

8. Discontinued Operations

On February 1, 2008, Marsh completed the sale of a medical administrative claims business in Brazil (“Mediservice”). The gain on the sale of Mediservice is included in discontinued operations, net of tax in 2008. The operating results of Mediservice were immaterial to MMC’s results, therefore, the operating results for 2008 and 2007 have not been reclassified to discontinued operations.

On August 3, 2007, Great-West Lifeco Inc. (“GWL”), completed its purchase of Putnam Investments Trust. MMC recognized a pre-tax gain of $3.0 billion ($1.9 billion net of tax) in the third quarter of 2007. Putnam’s results of operations for 2007 are included in discontinued operations in the consolidated statements of income.

As part of the disposal of Putnam, MMC provided indemnities to GWL with respect to certain Putnam-related litigation and regulatory matters described in Note 15, and certain indemnities related to contingent tax liabilities (the “indemnified matters”). In accordance with the guidelines of FASB Interpretation No. 45 (“FIN 45”), MMC estimated the “fair value” of the indemnities based on a (i) probability-weighted assessment of possible outcomes; or, (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by an MMC-affiliated professional economic valuation firm. As required by FIN 45, the amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded under SFAS No. 5 or FIN 48 (for tax-related matters). The remaining liability related to these indemnities (the “FIN 45 liability”) was approximately $250 million at March 31, 2008. The FIN 45 liability considers the potential settlement amount as well as related defense costs. The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating “fair value” as required by FIN 45 entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the liabilities calculated under FIN 45.

The indemnities described above do not have a stated expiration date. MMC is released from risk under the indemnity as the indemnified matters are settled or otherwise resolved. Since MMC is not released from risk under the indemnities simply based on the passage of time, future costs of settlements and/or legal fees related to the indemnified matters will be charged against the FIN 45 liability, so long as they are consistent with the estimated exposure contemplated for such matters in establishing the FIN 45 liability. MMC will assess the status of the indemnified matters each reporting period to determine whether to cease reduction of the FIN 45 liability, and/or whether additional accruals are appropriate under either SFAS 5 (for non-tax related matters) or FIN 48 (for tax related matters). Any future charges or credits resulting from the settlement or resolution of the indemnified matters, or any adjustments to the liabilities related to such matters will be recorded in discontinued operations, in accordance with SFAS 144.

Summarized Statements of Income data for discontinued operations is as follows:

For the Three Months Ended March 31, (In millions of dollars)	2008	2007
Total revenue	$—	$356

Income before provision for income tax	$—	$74
Provision for income tax	—	34

Income from discontinued operations, net of tax	—	40

Gain on disposal of discontinued operations	$24	$—
Provision for income tax	19	—

Gain on disposal of discontinued operations, net of tax	5	—

Discontinued operations, net of tax	$5	$40

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

In the latter part of 2007 and into 2008, financial results of MMC’s risk consulting and technology segment did not meet management expectations. In March 2008, MMC announced a management reorganization within the risk consulting and technology segment, whereby two separate units were formed, each reporting directly to MMC’s chief executive officer. These units are: (i) Kroll, which includes litigation support and data recovery, background screening, and risk mitigation and response; and (ii) Corporate Advisory and Restructuring.

As a result of the management reorganization, MMC conducted an interim goodwill assessment for the new reporting units within the risk consulting and technology segment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. In particular, recent events impacting the mortgage markets have negatively impacted Kroll Factual Data, and the environment for Corporate Advisory and Restructuring has continued to be difficult. On the basis of the step one impairment test (as defined in SFAS 142), MMC concluded that goodwill in the segment was impaired, and recorded a non-cash charge of $425 million to reflect the estimated amount of the impairment. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to complete the required step two portion of the impairment assessment prior to the issuance of these financial statements. A step two impairment test, which under SFAS 142 is required to be completed after an impairment is indicated in a step one test, requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. The non-cash charge recorded by MMC represents management’s best estimate of the goodwill impairment at March 31, 2008 and comprises the excess of the carrying value over the fair value in the step one test, and an estimate of an incremental impairment amount which may result from the completion of the step two test. The ultimate amount of impairment may be greater or less than the estimate recorded in the first quarter of 2008. MMC expects to complete the step two impairment test in the second quarter of 2008. This interim goodwill assessment does not change the timing of the Company’s annual goodwill impairment test.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

	2008		2007
	(In millions of dollars)
Balance as of January 1,	$7,388		$7,206
Goodwill impairment	(425)		—
Goodwill acquired	75		—
Other adjustments	49	(a)	6

Balance as of March 31,	$7,087		$7,212

(a)	Primarily foreign exchange partly offset by the disposition of Mediservice.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.8 billion; Consulting, $2.0 billion; and Risk Consulting & Technology, $1.3 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	March 31, 2008			December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
	(In millions of dollars)
Amortized intangibles	$739	$368	$371	$706	$335	$371

Aggregate amortization expense for the three months ended March 31, 2008 and 2007, was $18 million and $16 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
Estimated Expense
(In millions of dollars)
2008 (including amounts incurred through March 31)	$ 68
2009	60
2010	51
2011	42
2012	41
Subsequent years	127

$389

10. Fair Value Measurements

Effective January 1, 2008, MMC adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands required disclosures about fair value measurements.

Fair Value Hierarchy

MMC has categorized its financial instruments into a three-level fair value hierarchy as defined in SFAS 157. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Financial assets recorded in the consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on the following:

	a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

	b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

	c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

	d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full asset or liability (for example, certain mortgage loans).

Level 3.	Financial assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long-dated options on gas and power).

The following presents MMC’s assets measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements on a Recurring Basis
(In millions of dollars)	Level 1		Level 2		Level 3	Total
Assets:
Long-term investments (a)	$17		$—		$—	$17
Other assets	$138	(b)	$28	(d)	$—	$166
Fiduciary assets (c)	$—		$1,154		$—	$1,154

(a)	Primarily available for sale securities per SFAS 115.
(b)	Primarily mutual fund investments related to deferred compensation arrangements.
(c)	Primarily tax exempt municipal bonds and euro bonds.
(d)	Primarily medium term bond funds and fixed income securities related to assets acquired in a recent acquisition.

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

Following a recent asset allocation review, the target asset allocation for the U.S. Plan was changed to 65% equities and 35% fixed income from the previous target of 70% equities and 30% fixed income. At the end of the first quarter, the actual allocation for the U.S. Plan was 72% equities and 28% fixed income. The allocation will be adjusted to the new target levels. The target asset allocation for the U.K. Plan, which comprises over 80% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the first quarter, the actual allocation of assets for the U.K. Plan was 54% to equities and 46% to fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	For the Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$ 52	$ 54	$ 2	$ 1
Interest cost	147	137	4	4
Expected return on plan assets	(215)	(194)	—	—
Amortization of prior service credit	(14)	(13)	(3)	(4)
Recognized actuarial loss	18	50	—	1

Net periodic benefit (credit) cost	$ (12)	$ 34	$ 3	$ 2

Special termination benefits	—	2	—	—

Total (credit) expense	$ (12)	$ 36	$ 3	$ 2

	U.S. Plans only
	For the Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$19	$21	$ 1	$ 1
Interest cost	52	49	3	3
Expected return on plan assets	(72)	(67)	—	—
Amortization of prior service credit	(14)	(13)	(3)	(4)
Recognized actuarial loss	5	20	—	1

Net periodic (credit) benefit cost	$(10)	$10	$ 1	$ 1

The net periodic benefit cost of the U.S. Plans for the first quarter is based on the January 1, 2007 employee census. When the census data is refined as of January 1, 2008 the net periodic benefit cost will be updated.

	Significant non-U.S. Plans only
	For the Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$33	$33	$ 1	$—
Interest cost	95	88	1	1
Expected return on plan assets	(143)	(127)	—	—
Recognized actuarial loss	13	30	—	—

Net periodic benefit (credit) cost	(2)	24	2	1

Special termination benefits	—	2	—	—

Total (credit) expense	$(2)	$26	$ 2	$ 1

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average assumptions:
Expected return on plan assets	8.2%	8.2%	—	—
Discount rate	6.1%	5.4%	6.5%	5.8%
Rate of compensation increase	3.8%	3.8%	—	—

12. Debt

MMC’s outstanding debt is as follows:

	March 31, 2008	December 31, 2007
	(In millions of dollars)
Short-term:
Current portion of long-term debt	$ 9	$ 260

	$ 9	$ 260

Long-term:
Senior notes – 7.125% due 2009	$ 400	$ 400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	259	260
Senior notes – 3.625% due 2008	—	250
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	647	647
Senior notes – 5.15% due 2010	549	548
Senior notes – 5.75% due 2015	746	746
Mortgage – 5.70% due 2035	459	461
Other	6	7

	3,611	3,864
Less current portion	9	260

	$3,602	$3,604

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the funding of the maturing notes. There were no commercial paper borrowings outstanding at March 31, 2008.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. At March 31, 2008, there was no amount outstanding under this facility.

13. Restructuring Costs

2008 Actions

In the first quarter of 2008, MMC implemented restructuring activities totaling $25 million primarily related to severance and related benefits as follows: Marsh $14 million, Risk Consulting and Technology $3 million, and Corporate $7 million. These activities resulted in the elimination of 146 positions at Marsh, 28 positions in Risk Consulting and Technology and 32 positions at Corporate.

Actions Prior to 2008

Prior to 2008, MMC implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. In connection with these activities, MMC incurred net restructuring charges of $8 million during the first three months of 2008, primarily related to a change in the estimated costs to exit certain facilities in London. As of March 31, 2008, the remaining liability for these initiatives was $96 million, primarily related to future severance and benefit payments and future lease agreements.

The expenses associated with the above initiatives are included in Compensation and benefits and Other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued compensation, depending on the nature of the items.

14. Common Stock

In August 2007, MMC entered into an $800 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21,320,530 shares of MMC common stock. This number of shares was the quotient of the $800 million purchase price divided by a contractual “cap” price of $37.5225 per share. Based on the market price of MMC’s common stock over the subsequent settlement period, in March 2008 the counterparty delivered to MMC an additional 10,751,100 shares for no additional payment and the transaction was concluded. MMC thus repurchased a total of 32,071,630 shares at average price per share to MMC of $24.9442. The repurchased shares were reflected as an increase to Treasury Shares (a decrease in shares outstanding) on the respective delivery dates. This transaction was effected under a $1.5 billion share repurchase authorization granted by MMC’s Board of Directors in August 2007. MMC remains authorized to repurchase additional shares of its common stock up to a value of $700 million. There is no time limit on this authorization.

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

Following the filing of the NYAG Lawsuit, various state regulators and attorneys general initiated investigations relating to the conduct alleged in the NYAG Lawsuit. Civil actions have been filed against MMC, Marsh and certain Marsh subsidiaries by the State of Connecticut in January 2005, the State of Florida in March 2006 and the State of Ohio in August 2007. The complaints in these pending actions seek a variety of monetary damages and injunctive and other equitable relief and are based on a variety of legal theories, including unfair trade practices, antitrust, negligent misrepresentation, breach of fiduciary duty and state RICO laws. MMC has been contacted by certain other state entities conducting investigations indicating that they may file civil actions or otherwise seek additional monetary or other remedies from MMC.

Numerous private party lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit. These lawsuits include the following:

Policyholder Claims

•

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

•

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

•

Four class or representative actions on behalf of policyholders are pending in state courts. Twenty-five actions have been instituted by individual policyholders and others in federal and state courts relating to matters alleged in the NYAG Lawsuit. Two putative class actions and an individual policyholder action are pending in Canada.

Shareholder Claims

Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share. The number of shares outstanding at the time was approximately 526 million.

•

A purported securities class action against MMC, Marsh and certain of their former officers is pending in the United States District Court for the Southern District of New York. Plaintiffs make factual allegations similar to those asserted in the NYAG Lawsuit, including that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs also allege that MMC failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid-rigging” and soliciting fictitious quotes. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seek unspecified damages. MMC has responded to the complaint and discovery in this matter is ongoing.

•	Three individual shareholder actions against MMC and others are pending in state courts.

•

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

•

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

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

•

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. for alleged professional negligence in actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The complaint alleges damages of “at least $1.8 billion”. Mercer has filed an answer to the complaint.

•

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

•

Our activities are regulated extensively under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. Therefore, in the ordinary course of business, in addition to private party lawsuits, we may be subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.

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

“Market-timing” Related Matters

In 2003 and 2004, Putnam entered into settlements with the SEC and the Commonwealth of Massachusetts with respect to excessive short-term trading by, among others, certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”).

•

MMC and Putnam were named in a substantial number of civil complaints, filed in various state and federal courts, alleging “market-timing” and, in some cases, “late trading” activities. The actions filed in or removed to federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland. The following summarizes the matters pending in the District of Maryland:

•

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The parties are engaged in discovery in this action. The other action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds.

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

•

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

•

Certain Putnam entities have been named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas. Plaintiff alleged that Putnam breached its investment management advisory agreement and did not make appropriate disclosures regarding alleged market-timing activity at the time the investment management advisory agreement was executed. The majority of plaintiff’s claims arising out of these allegations were dismissed by the trial court in January 2008, and plaintiff subsequently withdrew a claim for a violation of the state securities act. Plaintiff’s remaining claim, for breach of contract, will be resolved on motion by the court.

“Excessive Fee” Related Litigation

•

Putnam Investment Management LLC and Putnam Retail Management Limited Partnership had been defendants in an action in the United States District Court for the District of Massachusetts for alleged violations of Section 36(b) of the Investment Company Act of 1940 in connection with the receipt of purportedly excessive advisory and distribution fees paid by certain Putnam Funds in which plaintiffs purportedly owned shares. The parties settled this litigation in March 2008.

Other Contingencies Relating to MMC and its Subsidiaries

Errors and Omissions Claims

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

Guarantees

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2008, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

16. Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

•	Risk and Insurance Services, comprising insurance services (Marsh), reinsurance services (Guy Carpenter), and Risk Capital Holdings;

•	Consulting, comprising Mercer and Oliver Wyman Group; and

•	Risk Consulting and Technology, comprising Kroll and Corporate Advisory and Restructuring.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the 2007 10-K. The information in the following tables exclude the results of Putnam, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes investment income and losses attributable to each segment, directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments for the three-month period ended March 31, 2008 and 2007 follows:

	Revenue		Operating Income (Loss)
	(In millions of dollars)
2008 –
Risk and Insurance Services	$1,506	(a)	$ 240
Consulting	1,295	(b)	151
Risk Consulting & Technology	259	(c)	(410	) (d)

Total Operating Segments	3,060		(19)

Corporate / Eliminations	(13)		(61)

Total Consolidated	$3,047		$ (80)

2007 –
Risk and Insurance Services	$1,483	(a)	$ 259
Consulting	1,129	(b)	138
Risk Consulting & Technology	235	(c)	26

Total Operating Segments	2,847		423

Corporate / Eliminations	(35)		(36)

Total Consolidated	$2,812		$ 387

(a)	Includes interest income on fiduciary funds of $41 million and $44 million in 2008 and 2007, respectively.

(b)	Includes inter-segment revenue of $11 million and $32 million in 2008 and 2007, respectively, and interest income on fiduciary funds of $3 million and $4 million in 2008 and 2007, respectively.

(c)	Includes inter-segment revenue of $2 million in 2008 and $3 million in 2007.

(d)	Includes a goodwill impairment charge of $425 million.

Operating segment revenue by product for the three-month periods ended March 31, 2008 and 2007 is as follows:

	2008	2007
	(In millions of dollars)
Risk and Insurance Services
Insurance Services	$1,227	$1,142
Reinsurance Services	273	292
Risk Capital Holdings	6	49

Total Risk and Insurance Services	1,506	1,483

Consulting
Mercer	925	800
Oliver Wyman Group	370	329

Total Consulting	1,295	1,129

Risk Consulting & Technology
Kroll	220	193
Corporate Advisory and Restructuring	39	42

Total Risk Consulting & Technology	259	235

Total Operating Segments	3,060	2,847
Corporate Eliminations	(13)	(35)

Total	$3,047	$2,812

17. New Accounting Pronouncements

On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognizes in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, MMC recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million of total gross unrecognized tax benefits at the beginning of 2007. Of this total, $218 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods. MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties, before any applicable federal benefit, at January 1, 2007 was $40 million. See Note 7 to the 2007 10-K for further discussion of FIN 48 and income taxes.

Effective January 1, 2008, MMC adopted the provisions of SFAS No. 157 related to items that are recognized or disclosed in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on MMC’s consolidated financial statements. See Note 10 for further discussion of SFAS 157.

In February 2008, the FASB issued a final Staff Position (“FSP 157-2”) that delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed in the financial statements on a recurring basis. The Company is not expected to adopt the provisions of FSP 157-2, which for MMC, relates to the fair value measurement of its reporting units for goodwill impairment testing purposes, until the first quarter ended March 31, 2009. MMC does not expect the adoption of FSP 157-2 to have a material impact on MMC’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report. This Form 10-Q should be read in conjunction with MMC’s Annual Report on Form 10-K for the year ended December 31, 2007.

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. MMC’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; the Oliver Wyman Group, which provides management consulting and other services; and Kroll, which provides risk consulting and technology services. With more than 55,000 employees worldwide, MMC provides analysis, advice and transactional capabilities to clients in over 100 countries.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. This segment also includes Risk Capital Holdings, which owns investments in private equity funds and insurance and financial services firms. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related services, and specialized management, economic and brand consulting services. Risk Consulting & Technology, which comprises the activities of Kroll and Corporate Advisory and Restructuring, includes risk consulting and related investigative, intelligence, financial, security and technology services.

Please see Note 8 to the consolidated financial statements, which discusses the purchase of Putnam by Great-West Lifeco Inc. on August 3, 2007. The financial results of Putnam for 2007 are classified as discontinued operations in the consolidated income statements.

Consolidated Results of Operations

	2008	2007
	(In millions, except per share figures)
Revenue:
Service Revenue	$3,041	$2,763
Investment Income (Loss)	6	49

Operating Revenue	3,047	2,812

Expense:
Compensation and Benefits	1,828	1,652
Other Operating Expenses	874	773
Goodwill Impairment Charge	425	—

Operating Expense	3,127	2,425

Operating (Loss) Income	(80)	387

(Loss) Income From Continuing Operations	(215)	228
Discontinued Operations, net of tax	5	40

Net (Loss) Income	$ (210)	$ 268

(Loss) Income from Continuing Operations Per Share:
Basic	$ (0.41)	$ 0.41

Diluted	$ (0.41)	$ 0.41

Net (Loss) Income Per Share:
Basic	$ (0.40)	$ 0.49

Diluted	$ (0.40)	$ 0.47

Weighted Average Number of Shares Outstanding:
Basic	519	553

Diluted	519	562

Shares outstanding at March 31,	511	555

MMC reported a consolidated operating loss of $80 million in the first quarter of 2008 compared with operating income of $387 million in the prior year. The first quarter of 2008 includes a $425 million goodwill impairment charge related to the risk consulting and technology segment. Excluding this charge, consolidated operating income was $345 million in the first quarter of 2008, a decrease of 11% from prior year. An increase of 10% in consulting segment operating income was more than offset by reductions in the other operating segments. The decrease in the insurance services segment reflects reduced earnings from Risk Capital Holdings and Guy Carpenter, partly offset by better performance at Marsh. In addition, corporate expenses increased $25 million, primarily due to an increase in the estimated costs associated with the exit from certain facilities in London of $9 million and the impact in 2007 of a credit from an accrual adjustment related to the separation of former MMC senior executives. Additionally, there were $8 million in costs associated with the change in MMC’s chief executive officer in the first quarter of 2008.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and dispositions on MMC’s operating revenues by segment is as follows:

				Components of Revenue Change
	Three Months Ended March 31,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
	(In millions, except percentage figures)
Risk and Insurance Services
Marsh	$1,227	$1,142	7%	6%	—	1%
Guy Carpenter	273	292	(6)%	2%	—	(8)%
Risk Capital Holdings (a)	6	49	(87)%	—	—	(87)%

Total Risk and Insurance Services	1,506	1,483	2%	6%	—	(4)%

Consulting
Mercer	925	800	16%	6%	1%	9%
Oliver Wyman Group	370	329	13%	5%	2%	6%

Total Consulting	1,295	1,129	15%	6%	1%	8%

Risk Consulting & Technology
Kroll	220	193	14%	2%	7%	5%
Corporate Advisory and Restructuring	39	42	(7)%	1%	—	(8)%

Total Risk Consulting & Technology	259	235	10%	1%	6%	3%

Total Operating Segments	3,060	2,847	8%	5%	1%	2%
Corporate Eliminations	(13)	(35)

Total Revenue	$3,047	$2,812	8%	5%	1%	2%

(a)	Risk Capital Holdings owns MMC’s investments in private equity funds and insurance and financial services firms.

The following table provides more detailed revenue information for certain of the components presented above:

				Components of Revenue Change
	Three Months Ended March 31,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Marsh:
EMEA	$ 588	$524	12%	9%	—	3%
Asia Pacific	94	78	19%	11%	—	8%
Latin America	49	44	12%	14%	(5)%	3%

Total International	731	646	13%	10%	—	3%
U.S. and Canada	496	496	—	2%	—	(2)%

Total Marsh	$1,227	$1,142	7%	6%	—	1%

Mercer:
Retirement	$313	$276	14%	7%	3%	4%
Health and Benefits	220	197	11%	4%	—	7%
Other Consulting Lines	126	106	18%	6%	—	12%

Mercer Consulting	659	579	14%	5%	2%	7%
Outsourcing	188	161	17%	5%	—	12%
Investment Consulting & Management	78	60	31%	8%	—	23%

Total Mercer	$ 925	$ 800	16%	6%	1%	9%

Kroll:
Litigation Support and Data Recovery	$ 79	$60	32%	2%	23%	7%
Background Screening	71	72	(2)%	—	—	(2)%
Risk Mitigation and Response	70	61	14%	3%	—	11%

Total Kroll	$ 220	$ 193	14%	2%	7%	5%

Revenue

Consolidated revenue for the 2008 first quarter was $3.0 billion, an 8% increase compared with the same period in the prior year. Consolidated revenue increased 2% on an underlying basis.

Revenue in the risk and insurance services segment for the first quarter of 2008 increased 2% from the same period in 2007, as the positive impact of foreign currency exchange rates was partly offset by a 4% decrease in underlying revenue. Within the risk and insurance services segment, underlying revenue decreases of 87% in Risk Capital Holdings and 8% in Guy Carpenter were partly offset by a 1% increase in Marsh. Consulting revenue increased 15%, resulting from a 16% increase in Mercer and 13% growth in Oliver Wyman. On an underlying basis, revenue increased 9% in Mercer, 6% in Oliver Wyman and 8% for the consulting segment in total. Revenue increased 10% in risk consulting & technology and 3% on an underlying basis, primarily due to an increase in Kroll’s litigation support and data recovery and risk mitigation and response businesses.

Operating Expenses

Consolidated operating expenses, in the first quarter of 2008, increased 29% from the same period in 2007. Approximately 18% of the increase is due to the $425 million goodwill impairment charge recorded in the first quarter of 2008. Of the remaining 11% increase, approximately 4% was due to the impact of foreign currency exchange, 1% related to acquisitions and the remaining 6% was due to an increase in underlying expenses. The increase in underlying expenses reflect higher compensation costs due to increased headcount throughout the organization, and higher incentive compensation partly offset by lower pension costs. Other Operating expenses increased $101 million or 13% primarily due to the impact of foreign currency exchange, higher costs for outside services and an increase in expenses that are reimbursable by clients.

Restructuring and Related Activities

2008 Actions

In the first quarter of 2008, MMC implemented restructuring actions which resulted in costs totaling $25 million primarily related to severance and benefits. These costs were incurred as follows: risk and insurance services - $14 million, risk consulting & technology - $3 million, and corporate - $7 million. These activities resulted in the elimination of 146 positions at Marsh, 28 positions in risk consulting and technology and 32 positions at Corporate. The annualized cost savings for these actions are expected to be approximately $27 million.

MMC expects to complete additional restructuring actions at Guy Carpenter during the second quarter of 2008. These actions are expected to result in the elimination of over 300 positions with expected costs of $30 million. Annualized savings of $40 million are expected as a result of these actions.

Actions Prior to 2008

Prior to 2008, MMC implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. During the first three months of 2008, MMC incurred restructuring costs of $8 million in connection with these prior restructuring activities, primarily related to an increase in the estimated costs to exit certain facilities in London. As of March 31, 2008, the remaining liability for these initiatives was $96 million, primarily related to remaining severance and benefit payments and future rent under non-cancelable leases.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam Investments Trust for $3.9 billion in cash. Putnam’s results of operations for the first quarter ended March 31, 2007 are included in discontinued operations in the accompanying consolidated statements of income.

Risk and Insurance Services

The results of operations for the risk and insurance services segment are presented below:

	2008	2007
	(In millions of dollars)
Service Revenue	$1,500	$1,434
Investment Income	6	49

Revenue	1,506	1,483

Compensation and Benefits	841	806
Other Expenses	425	418

Expense	1,266	1,224

Operating Income	$ 240	$ 259

Operating Income Margin	15.9%	17.5%

Revenue

Revenue in the risk and insurance services segment increased 2% in the first quarter of 2008 compared with the same period in 2007, reflecting the positive impact of foreign currency translation, partly offset by a 4% decrease in underlying revenue.

In Marsh, revenue in the first quarter of 2008 was $1.2 billion, an increase of 7% from the same quarter of the prior year driven by strong performance in its international operations.

Underlying revenue grew 1 percent, including 3 percent growth in EMEA; 8 percent growth in Asia Pacific; and 3 percent growth in Latin America. Marsh’s new business production increased 10 percent, a continuation of the strong performance achieved over the last two years. Marsh’s results were achieved in an environment of significant price competition in the global commercial property and casualty insurance marketplace.

Guy Carpenter’s revenue decreased 6% in the first quarter of 2008 compared to prior year and 8% on an underlying basis. Reinsurance premium rates continued to decline across most coverages globally, and client’s risk retention levels remained high.

Risk Capital Holdings’ revenue was $6 million in the first quarter of 2008 compared with $49 million in the prior year, primarily due to the decrease in mark-to-market gains in private equity fund investments. Risk Capital Holdings operates at close to a 100% margin.

Based on recent security market levels, MMC expects that revenue for Risk Capital Holdings will be negative in the second quarter of 2008.

Expense

Expenses in the risk and insurance services segment increased 3% in the first quarter of 2008, compared with the same period in the prior year. The impact of foreign currency exchange more than offset a 1% decrease in underlying expenses. The decline in underlying expenses reflects lower pension costs and a decrease in other operating costs (i.e., travel, entertainment, meetings, marketing & advertising and facilities & equipment) as the Company continues its efforts to monitor and control expenses. These decreases were partly offset by higher salary costs due to increased headcount, higher incentive compensation and outside service costs and costs associated with the change in the chief executive officer at Guy Carpenter.

Consulting

The results of operations for the consulting segment are presented below:

	2008	2007
	(In millions of dollars)
Revenue	$1,295	$1,129

Compensation and Benefits	794	695
Other Expenses	350	296

Expense	1,144	991

Operating Income	$ 151	$ 138

Operating Income Margin	11.7%	12.2%

Revenue

Consulting revenue in the first quarter of 2008 increased 15% compared with the same period in 2007, or 8% on an underlying basis. Mercer’s revenue increased 16%; reflecting growth in consulting of 14%, investment consulting and management of 31% and outsourcing of 17%. Within Mercer’s consulting lines, revenue increased 14% in retirement, 11% in health and benefits, and 18% in other consulting lines. Oliver Wyman’s revenue grew 13%, or 6% on an underlying basis, compared with the same period last year.

Expense

Consulting expenses increased 15% in the first quarter of 2008 compared with the same periods in 2007, or 9% on an underlying basis. This increase reflects higher compensation costs due in part to increased staff levels, the impact of foreign currency translation, an increase in expenses that are reimbursable by clients and higher outside service costs.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

	2008	2007
	(In millions of dollars)
Revenue	$ 259	$235

Compensation and Benefits	129	110
Other Expenses	115	99
Goodwill Impairment Charge	425	—

Expense	669	209

Operating (Loss) Income	$(410)	$ 26

Operating (Loss) Income Margin	N/A	11.1%

Revenue

Risk consulting and technology revenues in the first quarter of 2008 increased 10% compared with the prior year, and 3% on an underlying basis. Kroll’s revenue was $220 million in the first quarter, an increase of 14% from the year-ago quarter, or 5% on an underlying basis. The underlying growth was driven by an 11% increase in risk mitigation and response and a 7% increase in litigation support and data recovery, partially offset by a decline of 2% in background screening.

Revenue in Corporate Advisory and Restructuring decreased 7% as reported, or 8% on an underlying basis. Increased demand for restructuring services in the United States was more than offset by a revenue decline in Europe.

Expense

Risk consulting and technology expenses were $669 million in the first quarter of 2008 compared to $209 million in 2007. As discussed in Note 9 to the consolidated financial statements, MMC performed an interim goodwill impairment test in risk consulting and technology. This resulted in a non-cash goodwill impairment charge of $425 million in the first quarter of 2008. Excluding this charge risk consulting and technology expenses in the first quarter of 2008 increased 17% compared with the same period in the prior year, and 10% on an underlying basis. The increase in expenses reflects higher compensation related to the increased volume of business, the impact of an acquisition in Kroll’s litigation support and data recovery group, as well as higher compensation in the corporate advisory and restructuring business to retain key professional staff in anticipation of future increased activity. In addition, 2007 expenses included a credit related to an insurance recovery credit reported in background screening.

Corporate Expenses

Corporate expenses in the first quarter of 2008 were $61 million compared with $36 million in the prior year. The change results from an increase in restructuring and related charges to $16 million in 2008, compared with $9 million such charges in 2007 and from a $3 million increase in consulting costs. The first quarter of 2007 includes a $14 million credit from an accrual adjustment related to the separation of former MMC senior executives.

Interest

Interest income earned on corporate funds amounted to $18 million in the first quarter of 2008, compared to $19 million in the first quarter of 2007. The decrease in interest income reflected generally lower average interest rates in 2008 compared with the prior year. Interest expense of $56 million in the first quarter of 2008 decreased from $71 million in the first quarter of 2007. The decrease in interest expense is primarily due to a decrease in the average level of debt compared to the prior year as a portion of the proceeds on the Putnam sale was used to pay down debt.

Income Taxes

Excluding the impact of the non-cash goodwill impairment charge of $425 million which had no tax effect, MMC’s consolidated effective tax rate was 30.6% in the first quarter of 2008, a decrease from 31.6% in the first quarter of 2007. The decrease in the effective tax rate was primarily due to lower taxes on foreign earnings. The effective tax rate on ongoing operations is projected to be in the range of 30% to 32% for the remainder of 2008.

The effective tax rate is sensitive to the geographic mix of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. Furthermore, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets.

Discontinued Operations

Discontinued operations in the first quarter of 2008 primarily include the gain on the sale of a claims administration operation in Brazil. In addition, the 2008 results include the accretion of interest related to the indemnity for uncertain tax positions provided as part of the Putnam transaction. The first quarter of 2007 reflects the operating results of Putnam.

The table below depicts the results of discontinued operations including revenue and expense detail for Putnam.

	Three Months Ended March 31,
	2008	2007
	(In millions of dollars)
Putnam:
Revenue	$—	$356
Expense	—	281

Net Operating Income	—	75
Minority interest and other discontinued operations	—	(1)
Provision for income tax	—	34

Income from discontinued operations, net of tax	—	40

Gain on disposal of discontinued operations	24	—
Provision for income tax	19	—

Gain on disposal of discontinued operations, net of tax	5	—

Discontinued operations, net of tax	$ 5	$ 40

Liquidity and Capital Resources

Operating Cash Flows

MMC used $463 million of cash for operations for the three months ended March 31, 2008, compared with $383 million for the same period in 2007. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. MMC’s cash flow from operations is typically negative in the first quarter of each year, resulting from the payment of accrued incentive compensation.

As discussed in Note 15 to the consolidated financial statements, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions they had commenced against MMC and Marsh in October 2004. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million fund to compensate policyholder clients, of which $680 million was paid through March 31, 2008, and $170 million will be paid to the fund on or before June 1, 2008. This amount is included in Regulatory Settlements – current portion on the consolidated balance sheets.

Financing Cash Flows

Net cash used for financing activities was $315 million for the period ended March 31, 2008 compared with $325 million for the same period in 2007.

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the funding of the maturing notes. In the first quarter of 2007, MMC used cash on hand as well as commercial paper and bank borrowings to fund a $500 million senior note maturity.

MMC paid dividends of approximately $103 million ($0.20 per share) during the first three months of 2008, as compared to $105 million ($0.19 per share) during the first three months of 2007.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility will expire in December 2010. There were no outstanding borrowings under this facility at March 31, 2008.

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

Investing Cash Flows

Cash used for investing activities amounted to $118 million in the first three months of 2008, compared to $116 million for the same period in 2007.

Cash used for acquisitions, net of cash acquired, was $51million during the first three months of 2008. Remaining deferred cash payments of $57 million for acquisitions completed in the first quarter of 2008 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2008. Cash generated by dispositions amounted to $50 million in the first three months of 2008.

MMC’s additions to fixed assets and capitalized software, which amounted to $122 million in the first three months of 2008 and $86 million in the first three months of 2007, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

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

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2008 (dollars in millions):

	Payment due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 years
Contractual Obligations
Current portion of long-term debt	$ 9	$ 9	$ —	$ —	$ —
Long-term debt	3,606	—	969	517	2,120
NYAG/NYSID settlement	170	170	—	—	—
Net operating leases	2,936	363	627	516	1,430
Service agreements	120	50	40	23	7
Other long-term obligations	65	32	33	—	—

Total	$6,906	$624	$1,669	$1,056	$3,557

The above does not include unrecognized tax benefits of $354 million, accounted for under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $82 million that may become payable during 2008. The above does not include liabilities established under FIN 45 as MMC is unable to reasonably predict the timing of settlement of these liabilities.

New Accounting Pronouncements

On January 1, 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that MMC recognize in its consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. As a result of the implementation of FIN 48, MMC recognized an increase in the liability for unrecognized tax benefits of approximately $13 million, which is accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 primarily refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements in accordance with the guidelines of FIN 48. Including this increase, MMC had approximately $272 million of total gross unrecognized tax benefits at the beginning of 2007. Of this total, $218 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in any future periods. MMC classifies interest and penalties relating to uncertain tax positions in the financial statements as income taxes. The total gross amount of such accrued interest and penalties, before any applicable federal benefit, at January 1, 2007 was $40 million. See Note 7 to the 2007 10-K for further discussion of FIN 48 and income taxes.

Effective January 1, 2008, MMC adopted the provisions of SFAS No. 157 related to items that are recognized or disclosed in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on MMC’s consolidated financial statements. See Note 10 for further discussion of SFAS 157.

In February 2008, the FASB issued a final Staff Position (“FSP 157-2”) that delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed in the financial statements on a recurring basis. The Company is not expected to adopt the provisions of FSP 157-2, which for MMC, relates to the fair value measurement of its reporting units for goodwill impairment testing purposes, until the first quarter ended March 31, 2009. MMC does not expect the adoption of FSP 157-2 to have a material impact on MMC’s consolidated financial statements.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

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

In addition to interest rate risk, our cash investments and fiduciary fund investments are subject to potential loss of value due to counterparty credit risk. To minimize this risk, MMC and its subsidiaries invest pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counterparty limits assigned based primarily on credit rating and type of investment. MMC carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary fund investments are invested in short-term bank deposits and liquid money market funds.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $72 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $101 million are accounted for using the cost method and $287 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 1A. Risk Factors.

MMC and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding MMC’s repurchases of its common stock during the first quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1-31, 2008	—		—		—		$700 million	(2)
Feb. 1-29, 2008	—		—		—		$700 million	(2)
March 1-31, 2008	10,751,100	(1)	$24.94	(1)	10,751,100	(1)	$700 million	(2)

Total 1Q 2008	—		—		—		$700 million	(2)

(1)	In August 2007, MMC entered into an $800 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, in August 2007 MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21,320,530 shares of MMC common stock. Based on the market price of MMC’s common stock over a subsequent settlement period, in March 2008 the counterparty delivered to MMC an additional 10,751,100 shares for no additional consideration and the transaction was concluded. These are the shares identified in the table as purchased during the month of March. MMC thus repurchased a total of 32,071,630 shares in the transaction, for a total cost of $800 million and an average price per share to MMC of $24.94.

(2)	MMC’s Board of Directors announced a share repurchase authorization in August 2007, allowing up to $1.5 billion in repurchases. The $800 million accelerated share repurchase transaction described in note (1) was effected under this repurchase authorization. Accordingly, MMC remains authorized to repurchase further shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Form of 2008 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.2	Marsh & McLennan Companies, Inc. Form of Senior Executive Severance Pay Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Date: May 8, 2008	/s/ Matthew B. Bartley
Matthew B. Bartley
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1	Form of 2008 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.2	Marsh & McLennan Companies, Inc. Form of Senior Executive Severance Pay Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications