Form 10-Q
period 2008-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2008-08-08
CIK 62709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2008

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

Large Accelerated Filer  ☒.    Accelerated Filer  ☐.    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ .    No  ☒.

As of July 31, 2008, there were outstanding 512,899,533 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: changes in our business strategies and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; dividend policy and share repurchase programs; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; the outcome of contingencies; the impact of changes in accounting rules; and changes in senior management.

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

•	revenue fluctuations in risk and insurance services relating to the effect of new and lost business production and the timing of policy inception dates;

•	the impact on our consulting segment of pricing trends, utilization rates, the general economic environment and legislative changes affecting client demand;

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

•

our exposure to potential liabilities arising from errors and omissions claims against us, including claims of professional negligence in providing actuarial services, such as those alleged by the Alaska Retirement Management Board against Mercer;

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

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except per share figures)
Revenue	$3,048	$2,785	$6,087	$5,546

Expense:
Compensation and benefits	1,885	1,679	3,713	3,331
Other operating expenses	866	867	1,740	1,640
Goodwill impairment charge	115	—	540	—

Operating expenses	2,866	2,546	5,993	4,971

Operating income	182	239	94	575
Interest income	12	15	30	34
Interest expense	(55)	(75)	(111)	(146)
Investment income (loss)	(16)	34	(8)	85

Income before income taxes and minority interest	123	213	5	548
Income taxes	66	70	160	176
Minority interest, net of tax	2	3	5	4

Income (loss) from continuing operations	55	140	(160)	368
Discontinued operations, net of tax	10	37	15	77

Net income (loss)	$65	$177	$(145)	$445

Basic net income (loss) per share – Continuing operations	$0.11	$0.26	$(0.31)	$0.67
– Net income	$0.13	$0.32	$(0.28)	$0.81

Diluted net income (loss) per share – Continuing operations	$0.11	$0.25	$(0.31)	$0.66
– Net income	$0.13	$0.31	$(0.28)	$0.79

Weighted average number of shares outstanding – Basic	512	548	515	551
– Diluted	518	558	515	560

Shares outstanding at June 30,	512	542	512	542

Dividends declared per share	$0.20	$0.19	$0.60	$0.57

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	(In millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,165	$2,133

Receivables
Commissions and fees	2,889	2,614
Advanced premiums and claims	106	77
Other	271	302

	3,266	2,993
Less-allowance for doubtful accounts and cancellations	(123)	(119)

Net receivables	3,143	2,874

Other current assets	453	447

Total current assets	4,761	5,454
Goodwill and intangible assets	7,376	7,759
Fixed assets	1,049	992
(net of accumulated depreciation and amortization of $1,416 at June 30, 2008 and $1,374 at December 31, 2007)
Pension related assets	1,579	1,411
Other assets	1,667	1,743

	$16,432	$17,359

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(Unaudited)

	June 30, 2008	December 31, 2007
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$408	$260
Accounts payable and accrued liabilities	1,787	1,670
Regulatory settlements – current portion	—	177
Accrued compensation and employee benefits	930	1,290
Accrued income taxes	13	96
Dividends payable	103	—

Total current liabilities	3,241	3,493

Fiduciary liabilities	3,706	3,612
Less – cash and investments held in a fiduciary capacity	(3,706)	(3,612)

	—	—

Long-term debt	3,199	3,604
Retirement and postemployment benefits	788	709
Liabilities for errors and omissions	562	596
Other liabilities	1,110	1,135

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2008 and December 31, 2007	561	561
Additional paid-in capital	1,238	1,242
Retained earnings	7,273	7,732
Accumulated other comprehensive loss	(252)	(351)

	8,820	9,184
Less – treasury shares, at cost, 48,873,369 shares at June 30, 2008 and 40,249,598 shares at December 31, 2007	(1,288)	(1,362)

Total stockholders’ equity	7,532	7,822

	$16,432	$17,359

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(In millions of dollars)
Operating cash flows:
Net (loss) income	$(145)	$445
Adjustments to reconcile net income (loss) to cash used for operations:
Goodwill impairment charge	540	—
Depreciation and amortization of fixed assets and capitalized software	168	194
Amortization of intangible assets	36	42
Provision for deferred income taxes	72	47
Gains/losses on investments	12	(96)
Disposition of assets	(2)	6
Accrual of stock-based compensation	22	52
Changes in assets and liabilities:
Net receivables	(271)	(367)
Other current assets	(34)	335
Other assets	(95)	(70)
Accounts payable and accrued liabilities	(51)	(244)
Accrued compensation and employee benefits	(369)	(565)
Accrued income taxes	(104)	125
Other liabilities	(110)	(193)
Effect of exchange rate changes	(48)	20

Net cash used for operations	(379)	(269)

Financing cash flows:
Net increase in commercial paper	—	478
Proceeds from issuance of debt	—	100
Repayments of debt	(256)	(608)
Purchase of treasury shares	—	(500)
Issuance of common stock	63	123
Dividends paid	(206)	(210)

Net cash used for financing activities	(399)	(617)

Investing cash flows:
Capital expenditures	(224)	(165)
Net sales of long-term investments	27	113
Proceeds from sales related to fixed assets	2	5
Dispositions	50	—
Acquisitions	(86)	(2)
Other, net	(4)	2

Net cash used for investing activities	(235)	(47)

Effect of exchange rate changes on cash and cash equivalents	45	37

Decrease in cash and cash equivalents	(968)	(896)
Cash and cash equivalents at beginning of period	2,133	2,089

Cash and cash equivalents at end of period	1,165	1,193
Cash and cash equivalents – reported as discontinued operations	—	(76)

Cash and cash equivalents – continuing operations	$1,165	$1,117

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

The risk and insurance services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh and Guy Carpenter.

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

The risk consulting & technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These services fall into two main business groups: Kroll, which includes litigation support and data recovery, background screening and risk mitigation and response services; and corporate advisory & restructuring services.

As discussed below in Note 2, the performance measurement criteria for MMC’s segments were changed in the second quarter of 2008.

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

The financial information contained herein reflects all adjustments in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three and six-month periods ended June 30, 2008 and 2007.

In the second quarter of 2008, performance measurements for segment revenue and segment operating income, used by MMC’s chief operating decision maker to evaluate performance and for the allocation of resources, were changed so that investment gains and losses derived from investments strategically linked to MMC’s operating companies are no longer included. The presentation of segment revenue and segment operating income has been conformed accordingly. These amounts, which were previously included in segment revenue and operating income are now reflected in the line captioned “Investment income (loss)”, which is now presented outside of MMC’s operating income. In addition, the related cash flows received from or paid to certain investments have been similarly presented in the consolidated statements of cash flows. Reclassifications have been made to prior year amounts to conform with the current year presentation. See Note 16 for additional details about the impact of these reclassifications.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC’s holdings in certain private equity funds. In addition, it includes dividends from such investments and interest received from certain structured financing investments originated by corporate advisory and restructuring. MMC’s investments may include direct investments in companies and investments in private equity funds.

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $83 million and $96 million for the six-month periods ended June 30, 2008 and 2007, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $1.1 billion of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at June 30, 2008 were $5 million.

Net uncollected premiums and claims and the related payables amounted to $9.8 billion at June 30, 2008 and $9.2 billion at December 31, 2007. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except average stock price)
Net income (loss)	$65	$177	$(145)	$445
Less: Potential minority interest associated with the Putnam Class B Common Shares	—	(2)	—	(4)

Net income (loss) for diluted earnings per share	$65	$175	$(145)	$441

Basic weighted average common shares outstanding	512	548	515	551
Dilutive effect of potentially issuable common shares	6	10	—	9

Diluted weighted average common shares outstanding	518	558	515	560

Average stock price used to calculate common stock equivalents	$26.94	$31.38	$26.54	$30.63

There were 54.0 million and 63.2 million stock options outstanding as of June 30, 2008 and 2007, respectively. The calculation above includes 5 million common stock equivalents related to stock options in 2007. There were 5 million common stock equivalents in 2008 that would have increased diluted weighted average common shares outstanding for the six months ended June 30, 2008, however, they have not been included in the calculation since MMC reported a net loss.

5. Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the six-month periods ended June 30, 2008 and 2007.

	2008	2007
	(In millions of dollars)
Interest paid	$98	$104
Income taxes paid	$179	$68

6. Comprehensive Income (Loss)

The components of comprehensive (loss) income for the six-month periods ended June 30, 2008 and 2007 are as follows:

	2008	2007
	(In millions of dollars)
Foreign currency translation adjustments	$109	$103
Unrealized investment holding gains, net of income taxes	—	8
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	—	(14)
Adjustments related to pension/retiree plans	(10)	15

Other comprehensive income	99	112
Net (loss) income	(145)	445

Comprehensive (loss) income	$(46)	$557

7. Acquisitions

In the six months ended June 30, 2008, MMC made 6 acquisitions for total purchase consideration of $132 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets of $84 million and $41 million, respectively. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment as purchase accounting is finalized.

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

As part of the disposal of Putnam, MMC provided indemnities to GWL with respect to certain Putnam-related litigation and regulatory matters described in Note 15, and certain indemnities related to contingent tax liabilities (the “indemnified matters”). In accordance with the guidelines of FASB Interpretation No. 45 (“FIN 45”), MMC estimated the “fair value” of the indemnities based on a (i) probability-weighted assessment of possible outcomes; or, (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by an MMC-affiliated professional economic valuation firm. As required by FIN 45, the amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded under SFAS No. 5 or FIN 48 (for tax-related matters). The remaining liability related to these indemnities (the “FIN 45 liability”) was approximately $240 million at June 30, 2008. The FIN 45 liability considers the potential settlement amount as well as related defense costs. The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating “fair value” as required by FIN 45 entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the liabilities calculated under FIN 45.

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

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions of dollars)
Total Revenue	$—	$330	$—	$686

Income before provision for income tax	$—	$64	$—	$138
Provision for income tax	—	27	—	61

Income from discontinued operations, net of tax	—	37	—	77

Gain on disposal of discontinued operations	$8	$—	$32	$—
Provision for income tax	(2)	—	17	—

Gain on disposal of discontinued operations, net of tax	10	—	15	—

Discontinued operations, net of tax	$10	$37	$15	$77

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

As a result of the management reorganization, MMC conducted an interim goodwill assessment for the new reporting units within the risk consulting and technology segment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. In particular, recent events impacting the mortgage markets have negatively impacted Kroll Factual

Data, and the environment for Corporate Advisory and Restructuring has continued to be difficult. On the basis of the step one impairment test (as defined in SFAS 142), MMC concluded that goodwill in the segment was impaired, and recorded a non-cash charge of $425 million in the first quarter of 2008 to reflect the estimated amount of the impairment. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to complete the required step two portion of the impairment assessment prior to the issuance of its first quarter 2008 financial statements. A step two impairment test, which under SFAS 142 is required to be completed after an impairment is indicated in a step one test, requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. MMC is finalizing the second step of the goodwill impairment assessment. Based on the current results indicated in the step 2 test, MMC recorded an additional non-cash impairment charge of $115 million in the second quarter of 2008. As noted above, MMC will conduct its annual goodwill impairment assessment, including the reporting units in risk consulting and technology, during the third quarter.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill for the six months ended June 30 are as follows:

	2008	2007
	(In millions of dollars)
Balance as of January 1,	$7,388	$7,206
Goodwill impairment	(540)	—
Goodwill acquired	84	12
Disposals	(21)	—
Other adjustments (a)	81	17

Balance as of June 30,	$6,992	$7,235

(a)	Primarily foreign exchange.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.8 billion; Consulting, $2.0 billion; and Risk Consulting & Technology, $1.2 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	June 30, 2008			December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
	(In millions of dollars)
Amortized intangibles	$759	$375	$384	$706	$335	$371

Aggregate amortization expense for the six months ended June 30, 2008 and 2007, was $36 million and $34 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
Estimated Expense
(In millions of dollars)
2008 (including amounts incurred through June 30)	$71
2009	62
2010	54
2011	45
2012	43
Subsequent years	145

$420

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

	c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-

counter derivatives, including interest rate and currency swaps); and

	d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full asset or liability (for example, certain mortgage loans).

Level 3.	Financial assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long-dated options on gas and power).

The following presents MMC’s assets measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements on a Recurring Basis
	Level 1		Level 2		Level 3	Total
	(In millions of dollars)
Assets:
Long-term investments (a)	$15		$—		$—	$15
Other assets	$136	(b)	$28	(d)	$—	$164
Fiduciary assets (c)	$—		$1,097		$—	$1,097

(a)	Primarily available for sale securities per SFAS 115.
(b)	Primarily mutual fund investments related to deferred compensation arrangements.
(c)	Primarily tax exempt municipal bonds and euro bonds.
(d)	Primarily medium term bond funds and fixed income securities related to assets acquired in a recent acquisition.

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

Following a recent asset allocation review, the target asset allocation for the U.S. Plan was changed to 65% equities and 35% fixed income from the previous target of 70% equities and 30% fixed income. At the end of the second quarter, the actual allocation for the U.S. Plan was 66% equities and 34% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 83% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the second quarter, the actual allocation of assets for the U.K. Plan was 55% to equities and 45% to fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	For the Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$51	$58	$1	$2
Interest cost	149	138	4	4
Expected return on plan assets	(217)	(196)	—	—
Amortization of prior service credit	(13)	(13)	(4)	(3)
Recognized actuarial loss	19	51	1	1

Net periodic benefit (credit) cost	$(11)	$38	$2	$4

Curtailment gain	—	(2)	—	—
Settlement gain	—	(2)	—	—
Special termination benefits	1	—	—	—

Total (credit) expense	$(10)	$34	$2	$4

	Combined U.S. and significant non-U.S. Plans
	For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$103	$113	$3	$3
Interest cost	296	274	8	8
Expected return on plan assets	(432)	(389)	—	—
Amortization of prior service credit	(27)	(27)	(7)	(7)
Recognized actuarial loss	37	100	1	2

Net periodic benefit (credit) cost	$(23)	$71	$5	$6

Curtailment gain	—	(2)	—	—
Settlement gain	—	(2)	—	—
Special termination benefits	1	2	—	—

Total (credit) expense	$(22)	$69	$5	$6

	U.S. Plans only
	For the Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$18	$21	$1	$1
Interest cost	53	49	3	3
Expected return on plan assets	(73)	(67)	—	—
Amortization of prior service credit	(13)	(13)	(4)	(3)
Recognized actuarial loss	6	20	—	1

Net periodic benefit (credit) cost	$(9)	$10	$—	$2

	U.S. Plans only
	For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$37	$43	$2	$2
Interest cost	105	97	6	6
Expected return on plan assets	(145)	(133)	—	—
Amortization of prior service credit	(27)	(27)	(7)	(7)
Recognized actuarial loss	11	39	—	2

Net periodic benefit (credit) cost	$(19)	$19	$1	$3

The net periodic benefit cost of the U.S. Plans for the three and six months ended June 30, 2008 is based on the January 1, 2008 employee census.

	Significant non-U.S. Plans only
	For the Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$33	$37	$—	$1
Interest cost	96	89	1	1
Expected return on plan assets	(144)	(129)	—	—
Recognized actuarial loss	13	31	1	—

Net periodic benefit (credit) cost	$(2)	$28	$2	$2

Curtailment gain	—	(2)	—	—
Settlement gain	—	(2)	—	—
Special termination benefits	1	—	—	—

Total (credit) expense	$(1)	$24	$2	$2

	Significant non-U.S. Plans only
	For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions of dollars)
Service cost	$66	$70	$1	$1
Interest cost	191	177	2	2
Expected return on plan assets	(287)	(256)	—	—
Recognized actuarial loss	26	61	1	—

Net periodic benefit (credit) cost	$(4)	$52	$4	$3

Curtailment gain	—	(2)	—	—
Settlement gain	—	(2)	—	—
Special termination benefits	1	2	—	—

Total (credit) expense	$(3)	$50	$4	$3

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

	Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average assumptions:
Expected return on plan assets	8.2%	8.2%	—	—
Discount rate	6.1%	5.4%	6.5%	5.8%
Rate of compensation increase	3.8%	3.8%	—	—

12. Debt

MMC’s outstanding debt is as follows:

	June 30, 2008	December 31, 2007
	(In millions of dollars)
Short-term:
Current portion of long-term debt	$408	$260

	$408	$260

Long-term:
Senior notes – 7.125% due 2009	$400	$400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	258	260
Senior notes – 3.625% due 2008	—	250
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	647	647
Senior notes – 5.15% due 2010	549	548
Senior notes – 5.75% due 2015	746	746
Mortgage – 5.70% due 2035	458	461
Other	4	7

	3,607	3,864
Less current portion	408	260

	$3,199	$3,604

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the funding of the maturing notes. There were no commercial paper borrowings outstanding at June 30, 2008.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. At June 30, 2008, there was no amount outstanding under this facility.

13. Restructuring Costs

2008 Actions

In the second quarter of 2008, MMC implemented restructuring activities resulting in charges totaling $55 million, primarily related to severance and related benefits as follows: Marsh - $25 million, Guy Carpenter - $25 million, Risk Consulting and Technology - $3 million, and Corporate - $2 million. These activities resulted in the elimination of 362 positions at Marsh, 323 positions at Guy Carpenter, 49 positions in Risk Consulting and Technology and 38 positions at Corporate.

For the first six months of 2008, MMC implemented restructuring actions which resulted in costs totaling $79 million, primarily related to severance and benefits. These costs were incurred as follows: Marsh - $39 million, Guy Carpenter - $25 million, Risk Consulting and Technology - $7 million, and Corporate - $8 million. These activities resulted in the elimination of 508 positions at Marsh, 323 positions at Guy Carpenter, 77 positions in Risk Consulting and Technology and 70 positions at Corporate.

Actions Prior to 2008

Prior to 2008, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. In connection with these activities, MMC recorded a net restructuring credit of $2 million and charges of $7 million during the three and six months ended June 30, 2008, primarily related to a change in the estimated costs to exit certain facilities in London. As of June 30, 2008, the remaining liability for these initiatives was $83 million, primarily related to future severance and benefit payments and future lease agreements.

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

Policyholder Claims

•

Various putative class actions purportedly brought on behalf of policyholders have been consolidated into two actions in the federal court in New Jersey (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders). The actions alleged a variety of legal theories, including those related to state tort, contract, fiduciary duty, federal and state antitrust and RICO theories, and sought a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. The court has dismissed with prejudice all of the federal antitrust and RICO claims and has dismissed without prejudice all of the state law claims asserted in both actions. The plaintiffs appealed. On June 19, 2008, the parties entered into an agreement to settle the commercial and employee benefit policyholder putative class actions using the remainder available from the $850 million fund created in connection with the settlement of the NYAG Lawsuit. The parties moved for preliminary court approval of the settlement.

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

•

Four class or representative actions on behalf of policyholders are pending in state courts. Twenty-two actions instituted by individual policyholders and others are pending in federal and state courts relating to matters alleged in the NYAG Lawsuit. Two putative class actions and an individual policyholder action are pending in Canada.

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

•	Three individual shareholder actions against MMC and others are pending in state courts. Two of these actions have been dismissed and the plaintiffs have appealed.

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

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

•

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. for alleged professional negligence in actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The complaint alleges damages of “at least $1.8 billion.” Discovery is underway in this matter.

•

In October 2007, the State of Connecticut brought a civil action against Guy Carpenter in Connecticut state court, alleging that Guy Carpenter violated the state’s antitrust and unfair trade practices laws by engaging in allocation of markets, price-fixing and other allegedly improper conduct by taking part in the operation of several reinsurance facilities over a period of decades. The complaint alleges damages to Guy Carpenter’s insurance company clients and their customers, as well as to the general economy of Connecticut, and seeks monetary damages, civil penalties, attorneys’ fees, costs and injunctive and other equitable relief. Guy Carpenter subsequently removed the case to federal court and the State has moved to remand.

•

In February 2005, the U.S. Department of Labor served a subpoena on MMC seeking documents pertaining to services provided by MMC subsidiaries to employee benefit plans, including documents relating to how such subsidiaries have been compensated for such services. The request also sought information concerning market service agreements and the solicitation of bids from insurance companies in connection with services to employee benefit plans. MMC has cooperated with the Department of Labor. The Department of Labor has advised MMC that this investigation is now closed.

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

•

MMC and Putnam were named in a substantial number of civil complaints, filed in various state and federal courts, alleging “market-timing” and, in some cases, “late trading” activities. The actions filed in or removed to federal court have been transferred, along with actions against other mutual fund complexes, to the United States District Court for the District of Maryland. The following summarizes the consolidated matters pending in the District of Maryland:

•

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The other action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. Expert discovery, summary judgment and class certification briefing are proceeding in both actions.

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

•

MMC, Putnam, and certain of their current and former officers, directors and employees are defendants in purported ERISA class actions, one brought by participants in an MMC retirement plan and the other brought by participants in a Putnam retirement plan. The actions allege, among other things, that, in view of the market-timing that was allegedly allowed to occur at Putnam, the investment of the plans’ funds in MMC stock and the Putnam Funds was imprudent and constituted a breach of fiduciary duties to plan participants. Both actions seek unspecified damages and equitable relief. Following a September 2006 dismissal of the action regarding the Putnam plan, the plaintiff appealed the decision to the Fourth Circuit Court of Appeals. In June 2008, the appellate court reversed the dismissal and remanded the case for further proceedings. The action regarding the MMC plan had been stayed pending the resolution of the appeal.

•	Certain Putnam entities were named as defendants in a suit brought in the District

Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas. Plaintiff alleged that Putnam breached its investment management advisory agreement and did not make appropriate disclosures regarding alleged market-timing activity at the time the investment management advisory agreement was executed. The majority of plaintiff’s claims were dismissed or withdrawn in January 2008. The trial court dismissed plaintiff’s remaining claim for breach of contract in June 2008. Plaintiffs have appealed.

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

Guarantees

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2008, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

16. Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

•	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter);

•	Consulting, comprising Mercer and Oliver Wyman Group; and

•	Risk Consulting and Technology, comprising Kroll and Corporate Advisory and Restructuring.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the 2007 10-K, except for the classification of Investment income (loss), discussed below. The information in the following tables excludes the results of Putnam, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes directly related expenses and charges or credits related to integration and restructuring, but not MMC corporate-level expenses.

In the second quarter of 2008, performance measurements for segment revenue and segment operating income used by MMC’s chief operating decision maker to evaluate performance and for the allocation of resources, were changed so that investment gains and losses derived from investments strategically linked to MMC’s operating companies are no longer included. The presentation of segment revenue and segment operating income was conformed accordingly. The amounts are now reflected as “Investment income (loss)”, which is presented outside of MMC’s operating income. In addition, the related cash flows received from or paid for certain investments have been similarly changed in the consolidated statements of cash flows.

Selected information about MMC’s operating segments for the six-month periods ended June 30, 2008 and 2007 follows:

	Revenue		Operating Income (Loss)
	(In millions of dollars)
2008 –
Risk and Insurance Services	$2,915	(a)	$384
Consulting	2,669	(b)	316
Risk Consulting & Technology	538	(c)	(498	)(d)

Total Operating Segments	6,122		202
Corporate / Eliminations	(35)		(108)

Total Consolidated	$6,087		$94

2007 –
Risk and Insurance Services	$2,775	(a)	$303
Consulting	2,347	(b)	297
Risk Consulting & Technology	482	(c)	54

Total Operating Segments	5,604		654
Corporate / Eliminations	(58)		(79)

Total Consolidated	$5,546		$575

(a)	Includes inter-segment revenue of $5 million and $3 million in 2008 and 2007, respectively, and interest income on fiduciary funds of $77 million and $88 million in 2008 and 2007, respectively.

(b)	Includes inter-segment revenue of $26 million and $50 million in 2008 and 2007, respectively, and interest income on fiduciary funds of $6 million and $8 million in 2008 and 2007, respectively.

(c)	Includes inter-segment revenue of $4 million in 2008 and $5 million in 2007.

(d)	Includes a goodwill impairment charge of $540 million.

Operating segment revenue by product for the six months ended June 30, 2008 and 2007 is as follows:

	2008	2007
	(In millions of dollars)
Risk and Insurance Services
Insurance Services	$2,438	$2,266
Reinsurance Services	477	509

Total Risk and Insurance Services	2,915	2,775

Consulting
Mercer	1,884	1,642
Oliver Wyman Group	785	705

Total Consulting	2,669	2,347

Risk Consulting & Technology
Kroll	460	394
Corporate Advisory and Restructuring	78	88

Total Risk Consulting & Technology	538	482

Total Operating Segments	6,122	5,604
Corporate Eliminations	(35)	(58)

Total	$6,087	$5,546

The impact of the change in presentation of investment income (loss), described above, on MMC’s prior period consolidated statements of income is as follows:

	Three months ended June 30, 2007			Six months ended June 30, 2007
	As Reported	Reclassification	Current Presentation	As Reported	Reclassification	Current Presentation
	(in millions of dollars)
Revenue	$2,788	$(3)	$2,785	$5,551	$(5)	$5,546
Investment income (loss)	31	(31)	—	80	(80)	—

Total Revenue	2,819	(34)	2,785	5,631	(85)	5,546

Expense:
Compensation and benefits	1,679	—	1,679	3,331	—	3,331
Other operating expenses	867	—	867	1,640	—	1,640

Operating expenses	2,546	—	2,546	4,971	—	4,971

Operating (loss) income	273	(34)	239	660	(85)	575
Interest income	15	—	15	34	—	34
Interest expense	(75)	—	(75)	(146)	—	(146)
Investment income (loss)	—	34	34	—	85	85

Income before income taxes and minority interest	$213	$—	$213	$548	$—	$548

The change in presentation also had the effect of decreasing operating cash flows and increasing investing cash flows by $105 million for the six months ended June 30, 2007.

The following tables reflect the results for revenue and operating income by segment after the change in presentation of investment income (loss):

Revenue	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007	Full Year 2007	First Quarter 2008	Second Quarter 2008
	(in millions of dollars)
Risk and Insurance Services
Marsh	$1,142	$1,124	$1,037	$1,195	$4,498	$1,227	$1,211
Guy Carpenter	292	217	226	167	902	273	204

Total Risk and Insurance Services	1,434	1,341	1,263	1,362	5,400	1,500	1,415

Consulting
Mercer	800	842	844	882	3,368	925	959
Oliver Wyman Group	329	376	374	437	1,516	370	415

Total Consulting	1,129	1,218	1,218	1,319	4,884	1,295	1,374

Risk Consulting & Technology
Kroll	193	201	210	211	815	220	240
Corporate Advisory and Restructuring	40	48	48	36	172	37	41

Total Risk Consulting & Technology	233	249	258	247	987	257	281

Total Operating Segments	2,796	2,808	2,739	2,928	11,271	3,052	3,070
Corporate Eliminations	(35)	(23)	(23)	(13)	(94)	(13)	(22)

Total Revenue	$2,761	$2,785	$2,716	$2,915	$11,177	$3,039	$3,048

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007	Full Year 2007	First Quarter 2008	Second Quarter 2008
	(in millions of dollars)
Operating Income
Risk and Insurance Services	$210	$93	$(11)	$50	$342	$234	$150
Consulting	138	159	148	161	606	151	165
Risk Consulting & Technology	24	30	29	15	98	(412)	(86)
Corporate	(36)	(43)	(50)	(71)	(200)	(61)	(47)

Total Operating Income (Loss)	336	239	116	155	846	(88)	182
Interest Income	19	15	30	31	95	18	12
Interest Expense	(71)	(75)	(65)	(56)	(267)	(56)	(55)
Investment Income (Loss)	51	34	78	10	173	8	(16)

Income Before Income Taxes and
Minority Interest Expense	$335	$213	$159	$140	$847	$(118)	$123

Segment Operating Margin
Risk and Insurance Services	14.6%	6.9%	N/A	3.7%	6.3%	15.6%	10.6%
Consulting	12.2%	13.1%	12.2%	12.2%	12.4%	11.7%	12.0%
Risk Consulting & Technology	10.3%	12.0%	11.2%	6.1%	9.9%	N/A	N/A
Consolidated Operating Margin	12.2%	8.6%	4.3%	5.3%	7.6%	N/A	6.0%

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

It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next 12 months due to settlement of audits.

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

In February 2008, the FASB issued a final Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed in the financial statements on a recurring basis. MMC has adopted the provisions of FSP 157-2 by deferring application of SFAS 157 to the fair value measurement of its reporting units for goodwill impairment and testing purposes, until the first quarter ended March 31, 2009. MMC does not expect the application of SFAS 157 to its non-financial assets to have a material impact on consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires entities to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how they affect entities’ financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. SFAS 161 does not require comparative disclosure at initial adoption. MMC does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies and ranks the sources of accounting principles and the framework for selecting the principles used to prepare financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendment to AU 411, “The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles.” MMC does not expect SFAS 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position No.EITF 03-6-1 (“FSP 03-6-1”) “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6-1applies to the calculation of earnings per share (“EPS”) under SFAS no.128 “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP 03-6-1indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS using the two-step method. FSP 03-6-1 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively (including interim statements, summaries of earnings and selected financial data) in conformity with the provisions of FSP 03-6-1. Early application is not permitted. MMC is assessing the impact of FSP 03-6-1.

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

In the second quarter of 2008, performance measurements for segment revenue and segment operating income used by MMC’s chief operating decision maker to evaluate performance and for the allocation of resources, was changed so that investment gains and losses derived from investments strategically linked to MMC’s operating companies are no longer included. The presentation of segment revenue and segment operating income was conformed accordingly. The amounts are now reflected as “Investment income (loss)”, which is presented outside of MMC’s operating income. Please see Note 16 to the consolidated financial statements for additional information about the impact of this change in presentation.

Please see Note 8 to the consolidated financial statements, which discusses the purchase of Putnam by Great-West Lifeco Inc. on August 3, 2007. The financial results of Putnam for 2007 are classified as discontinued operations in the consolidated statements of income.

Consolidated Results of Operations

	Second Quarter		Six Months
	2008	2007	2008	2007
	(In millions, except per share figures)
Revenue	$3,048	$2,785	$6,087	$5,546

Expense:
Compensation and Benefits	1,885	1,679	3,713	3,331
Other Operating Expenses	866	867	1,740	1,640
Goodwill Impairment Charge	115	—	540	—

Operating Expenses	2,866	2,546	5,993	4,971

Operating Income	$182	$239	$94	$575

Income (Loss) From Continuing Operations	$55	$140	$(160)	$368
Discontinued Operations, net of tax	10	37	15	77

Net (Loss) Income	$65	$177	$(145)	$445

Income (Loss) from Continuing Operations Per Share:
Basic	$0.11	$0.26	$(0.31)	$0.67

Diluted	$0.11	$0.25	$(0.31)	$0.66

Net Income (Loss) Per Share:
Basic	$0.13	$0.32	$(0.28)	$0.81

Diluted	$0.13	$0.31	$(0.28)	$0.79

Average Number of Shares Outstanding:
Basic	512	548	515	551

Diluted	518	558	515	560

Shares outstanding at June 30,	512	542	512	542

MMC reported consolidated operating income of $182 million in the second quarter of 2008 compared with $239 million in the prior year. The second quarter of 2008 includes a $115 million goodwill impairment charge related to the risk consulting and technology segment. Excluding this charge, consolidated operating income increased 24% to $297 million in the second quarter of 2008, reflecting higher operating income in the risk and insurance services and consulting segments. The increase in the risk and insurance services segment reflects increased profitability at Marsh, partly offset by reduced earnings from Guy Carpenter, while the increase in the consulting segment was driven by Mercer.

MMC reported consolidated operating income of $94 million for the first six months of 2008 compared with $575 million in the prior year. The 2008 results include a $540 million goodwill impairment charge related to the risk consulting and technology segment. Excluding this charge, consolidated operating income was $634 million in the first six months of 2008, an increase of 10% from prior year. The increase was driven by increases of 27% and 6% in the operating income of the risk and insurance services and consulting segments, respectively. These increases were partly offset by a $29 million increase in corporate expenses.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and dispositions on MMC’s operating revenues by segment, for the three-and six-month periods ended June 30, 2008 compared to the same periods in 2007, is as follows:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
	(In millions, except percentage figures)
Risk and Insurance Services
Marsh	$1,211	$1,124	8%	5%	—	3%
Guy Carpenter	204	217	(6)%	3%	—	(9)%

Total Risk and Insurance Services	1,415	1,341	5%	4%	—	1%

Consulting
Mercer	959	842	14%	4%	1%	9%
Oliver Wyman Group	415	376	10%	5%	3%	2%

Total Consulting	1,374	1,218	13%	4%	2%	7%

Risk Consulting & Technology
Kroll	240	201	20%	2%	7%	11%
Corporate Advisory and Restructuring	41	48	(13)%	—	—	(13)%

Total Risk Consulting & Technology	281	249	13%	1%	6%	6%

Total Operating Segments	3,070	2,808	9%	4%	1%	4%
Corporate Eliminations	(22)	(23)

Total Revenue	$3,048	$2,785	9%	4%	1%	4%

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Marsh:
EMEA	$444	$392	13%	8%	—	5%
Asia Pacific	124	105	18%	10%	—	8%
Latin America	59	54	10%	13%	(4)%	1%

Total International	627	551	14%	9%	—	5%
U.S. and Canada	584	573	2%	1%	—	1%

Total Marsh	$1,211	$1,124	8%	5%	—	3%

Mercer:
Retirement	$310	$269	15%	5%	3%	7%
Health and Benefits	242	216	12%	3%	—	9%
Other Consulting Lines	140	125	13%	5%	—	8%

Mercer Consulting	692	610	14%	5%	1%	8%
Outsourcing	182	167	10%	4%	—	6%
Investment Consulting & Management	85	65	29%	6%	1%	22%

Total Mercer	$959	$842	14%	4%	1%	9%

Kroll:
Litigation Support and Data Recovery	$96	$67	44%	2%	21%	21%
Background Screening	70	74	(5)%	—	—	(5)%
Risk Mitigation and Response	74	60	23%	3%	—	20%

Total Kroll	$240	$201	20%	2%	7%	11%

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
	(In millions, except percentage figures)
Risk and Insurance Services
Marsh	$2,438	$2,266	8%	6%	—	2%
Guy Carpenter	477	509	(6)%	3%	—	(9)%

Total Risk and Insurance Services	2,915	2,775	5%	5%	—	—

Consulting
Mercer	1,884	1,642	15%	5%	1%	9%
Oliver Wyman Group	785	705	11%	5%	2%	4%

Total Consulting	2,669	2,347	14%	5%	2%	7%

Risk Consulting & Technology
Kroll	460	394	17%	2%	7%	8%
Corporate Advisory and Restructuring	78	88	(11)%	1%	—	(12)%

Total Risk Consulting & Technology	538	482	12%	1%	6%	5%

Total Operating Segments	6,122	5,604	9%	5%	1%	3%
Corporate Eliminations	(35)	(58)

Total Revenue	$6,087	$5,546	10%	5%	1%	4%

The following table provides more detailed revenue information for certain of the components presented above:

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Marsh:
EMEA	$1,032	$916	13%	9%	—	4%
Asia Pacific	218	183	19%	11%	—	8%
Latin America	108	98	11%	14%	(5)%	2%

Total International	1,358	1,197	13%	9%	—	4%
U.S. and Canada	1,080	1,069	1%	1%	—	—

Total Marsh	$2,438	$2,266	8%	6%	—	2%

Mercer:
Retirement	$623	$545	14%	6%	3%	5%
Health and Benefits	462	413	12%	4%	—	8%
Other Consulting Lines	266	231	15%	5%	—	10%

Mercer Consulting	1,351	1,189	14%	5%	2%	7%
Outsourcing	370	328	13%	4%	—	9%
Investment Consulting & Management	163	125	30%	7%	—	23%

Total Mercer	$1,884	$1,642	15%	5%	1%	9%

Kroll:
Litigation Support and Data Recovery	$175	$127	38%	2%	22%	14%
Background Screening	141	146	(4)%	—	—	(4)%
Risk Mitigation and Response	144	121	18%	3%	—	15%

Total Kroll	$460	$394	17%	2%	7%	8%

Revenue

Consolidated revenue for the 2008 second quarter was $3.0 billion, a 9% increase compared with the same period in the prior year. Consolidated revenue increased 4% on an underlying basis.

Revenue in the risk and insurance services segment for the second quarter of 2008 increased 5% from the same period in 2007, reflecting the positive impact of foreign currency exchange rates and a 1% increase in underlying revenue. Within the risk and insurance services segment, underlying revenue increased 3% at Marsh, partly offset by an underlying revenue decrease of 9% in Guy Carpenter. Consulting revenue increased 13%, resulting from a 14% increase in Mercer and 10% growth in Oliver Wyman. On an underlying basis, revenue increased 9% in Mercer, 2% in Oliver Wyman and 7% for the consulting segment in total. Revenue increased 13% in risk consulting and technology reflecting the impact of acquisitions, and a 6% increase in underlying revenue. The increase in underlying revenue is primarily due to increases at Kroll of 21% in litigation support and data recovery and 20% in risk mitigation and response.

For the first six months of 2008, risk and insurance services revenue increased 5% from the same period in 2007, and was flat on an underlying basis. Consulting revenue increased 14%, resulting from a 15% increase in Mercer and 11% growth in Oliver Wyman. On an underlying basis, revenue increased 9% in Mercer, 4% in Oliver Wyman and 7% for the consulting segment in total. Revenue increased 12% in risk consulting & technology or 5% on an underlying basis, as increases in Kroll’s litigation support and data recovery and risk mitigation and response businesses were partly offset by a decline in corporate advisory and restructuring.

Operating Expenses

Consolidated operating expenses, in the second quarter of 2008, increased 13% from the same period in 2007. Approximately 5% of the increase is due to the $115 million goodwill impairment charge recorded in the second quarter of 2008. Of the remaining 8% increase, approximately 4% was due to the impact of foreign currency exchange, 1% related to acquisitions and the remaining 3% was due to an increase in underlying expenses. The increase in underlying expenses reflects higher compensation costs due to increased headcount, and higher incentive compensation partly offset by lower pension costs. Other operating expenses decreased $1 million primarily due to lower underlying operating expenses (i.e., travel, entertainment, meetings, marketing & advertising and outside services) as the Company continues its efforts to monitor and control expenses, offset by the impact of foreign currency exchange and an increase in expenses that are reimbursable by clients.

For the six months ended June 30, 2008, operating expenses increased 21% versus 2007. Approximately 11% of the increase is due to the $540 million goodwill impairment charge recorded in 2008. In addition, corporate expenses increased $29 million, primarily due to costs totaling $14 million associated with the change in MMC’s chief executive officer and announced future departure of MMC’s chief financial officer. Expenses in 2007 included the impact of a credit from an accrual adjustment related to the separation of former MMC senior executives.

Restructuring and Related Activities

2008 Actions

For the first six months of 2008, MMC implemented restructuring actions which resulted in costs totaling $79 million primarily related to severance and benefits. These costs were incurred as follows: risk and insurance services - $64 million, risk consulting & technology - $7 million, and corporate - $8 million. These activities resulted in the elimination of 508 positions at Marsh, 323 positions at Guy Carpenter, 77 positions in risk consulting and technology and 70 positions at Corporate. The annualized cost savings from these actions are expected to be approximately $100 million.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam Investments Trust for $3.9 billion in cash. Putnam’s results of operations for the quarter and six months ended June 30, 2007 are included in discontinued operations in the accompanying consolidated statements of income.

Risk and Insurance Services

The results of operations for the risk and insurance services segment are presented below:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(In millions of dollars)
Revenue	$1,415	$1,341	$2,915	$2,775

Compensation and Benefits	855	791	1,696	1,597
Other Expenses	410	457	835	875

Expense	1,265	1,248	2,531	2,472

Operating Income	$150	$93	$384	$303

Operating Income Margin	10.6%	6.9%	13.2%	10.9%

Revenue

Revenue in the risk and insurance services segment increased 5% in the second quarter of 2008 compared with the same period in 2007, reflecting the positive impact of foreign currency translation, and a 1% increase in underlying revenue.

In Marsh, revenue in the second quarter of 2008 was $1.2 billion, an increase of 8% from the same quarter of the prior year, driven by strong performance in its international operations. Underlying revenue grew 3 percent, including 5 percent growth in EMEA and 8 percent growth in Asia Pacific. Marsh’s client revenue retention improved and new business increased. Marsh’s results were achieved in an environment of significant price competition in the global commercial property and casualty insurance marketplace.

Guy Carpenter’s revenue decreased 6% in the second quarter of 2008 compared to prior year and 9% on an underlying basis. Reinsurance premium rates continued to decline across most coverages globally, and client’s risk retention levels remained high.

Revenue in the risk and insurance services segment increased 5% for the first six months of 2008 compared with the same period of 2007, resulting from the impact of foreign exchange and a 2% increase in underlying revenue at Marsh, partly offset by a 9% decline in underlying revenue at Guy Carpenter.

Expense

Expenses in the risk and insurance services segment increased 1% in the second quarter of 2008, compared with the same period in the prior year. A 3% decrease in underlying expenses was more than offset by the impact of foreign exchange. The decline in underlying expenses reflects lower pension costs and a decrease in other operating costs, such as travel, entertainment, meetings, marketing & advertising and outside services, as the Company continues its efforts to monitor and control expenses. These decreases were partly offset by higher salary costs, restructuring costs and incentive compensation.

Expenses for the six-month period in 2008 increased 2% compared with the prior year. On an underlying basis, expenses decreased 2% versus 2007, reflecting a decrease in other operating expenses, partly offset by higher restructuring charges and compensation costs.

Consulting

The results of operations for the consulting segment are presented below:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(In millions of dollars)
Revenue	$1,374	$1,218	$2,669	$2,347

Compensation and Benefits	833	728	1,627	1,423
Other Expenses	376	331	726	627

Expense	1,209	1,059	2,353	2,050

Operating Income	$165	$159	$316	$297

Operating Income Margin	12.0%	13.1%	11.8%	12.7%

Revenue

Consulting revenue in the second quarter of 2008 increased 13% compared with the same period in 2007, or 7% on an underlying basis. Mercer’s revenue increased 14% or 9% on an underlying basis with strong revenue growth achieved throughout its operations; reflecting underlying revenue growth in consulting of 8%, investment consulting and management of 22% and outsourcing of 6%. Within Mercer’s consulting lines, underlying revenue increased 7% in retirement, 9% in health and benefits, and 8% in other consulting lines. Oliver Wyman’s revenue grew 10%, or 2% on an underlying basis, compared with the same period last year.

Consulting revenue in the first six months of 2008 increased 14% compared with the same period in 2007, or 7% on an underlying basis. Mercer’s revenue increased 15% or 9% on an underlying basis; reflecting underlying revenue growth in consulting of 7%, investment consulting and management of 23% and outsourcing of 9%. Within Mercer’s consulting lines, underlying revenue increased 5% in retirement, 8% in health and benefits, and 10% in other consulting lines. Oliver Wyman’s revenue grew 11%, or 4% on an underlying basis, compared with the same period last year.

Expense

Consulting expenses increased 14% and 15% in the second quarter and first six months of 2008 compared with the same periods in 2007, respectively, or 8% on an underlying basis in each of those periods. This increase in underlying expenses reflects higher compensation costs due in part to increased staff levels and an increase in expenses that are reimbursable by clients.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(In millions of dollars)
Revenue	$281	$249	$538	$482

Compensation and Benefits	135	112	264	222
Other Expenses	117	107	232	206
Goodwill Impairment Charge	115	—	540	—

Expense	367	219	1,036	428

Operating (Loss) Income	$(86)	$30	$(498)	$54

Operating Income Margin	N/A	12.0%	N/A	11.2%

Revenue

Risk consulting and technology revenues in the second quarter of 2008 increased 13% compared with the prior year, and 6% on an underlying basis. Kroll’s revenue was $240 million in the second quarter, an increase of 20% from the year-ago quarter, or 11% on an underlying basis. The underlying growth was driven by an 20% increase in risk mitigation and response and a 21% increase in litigation support and data recovery, partially offset by a decline of 5% in background screening. Revenue in corporate advisory and restructuring decreased 13%.

For the first six months of 2008, risk consulting and technology revenues increased 12% or 5% on an underlying basis. Kroll increased 17% or 8% on an underlying basis, while corporate advisory and restructuring decreased 11% or 12% on an underlying basis.

Expense

Risk consulting and technology expenses were $367 million in the second quarter of 2008 compared to $219 million in 2007. As discussed in Note 9 to the consolidated financial statements, MMC recorded a non-cash goodwill impairment charge of $115 million in the second quarter of 2008. Excluding this charge risk consulting and technology expenses for the three months of 2008 increased 15%, compared with the same period in the prior year. On an underlying basis, expenses increased 9% for the three months ended June 30, 2008 as compared to prior year. The increase in expenses reflects higher compensation and incentive compensation related to the increased volume of business at Kroll, the impact of an acquisition in Kroll’s litigation support and data recovery group, and restructuring charges recorded in 2008.

For the first six months of 2008 expenses were $1,036 million compared to $428 million in 2007. Excluding the $540 million goodwill impairment charge, risk consulting and technology expenses for the six months of 2008 increased 16% compared with the same periods in the prior year. On an underlying basis, expenses increased 9% for the six month period ended June 30, 2008 as compared to prior year.

Corporate Expenses

Corporate expenses in the second quarter of 2008 were $47 million compared with $43 million in the prior year. The second quarter of 2008 includes $6 million of costs related to the announced departure of MMC’s chief financial officer and restructuring charges of $2 million. In the second quarter of 2007, MMC recorded $5 million of restructuring charges related to corporate infrastructure and process improvements.

For the first six months of 2008, corporate expenses of $108 million were $29 million higher than the same period in the prior year. The increase is due to costs associated with the change in MMC’s chief executive officer in the first quarter of 2008 and costs associated with the announced departure of the MMC chief financial officer totaling $14 million and a $9 million increase in the estimated costs associated with the exit from certain facilities in London. Results for the first six months of 2007 include a $14 million credit from an accrual adjustment related to the separation of former MMC senior executives.

Interest

Interest income earned on corporate funds amounted to $12 million in the second quarter of 2008, compared to $15 million in the second quarter of 2007. Interest income was $30 million for the first six months of 2008, a decrease of $4 million versus the same period in prior year. The decrease in interest income primarily reflects the effect of lower average interest rates in 2008 compared with the prior year. Interest expense of $55 million in the second quarter of 2008 decreased from $75 million in the second quarter of 2007. Year-to-date interest expense was $111 versus $146 million for the same period in 2007. The decrease in interest expense is primarily due to a decrease in the average level of debt compared to the prior year.

Investment Income (Loss)

Commencing in the second quarter of 2008, investment gains and losses derived from investments strategically linked to MMC’s operating companies, predominantly related to Risk Capital Holdings, are presented outside of MMC’s operating income.

Net investment losses in the second quarter of 2008 were $16 million, due to mark-to-market declines on Risk Capital Holding’s private equity investments, compared with investment gains of $34 million in 2007. For the six months of 2008, investment losses were $8 million compared with $85 million of gains from the prior period.

Income Taxes

MMC’s consolidated effective tax rate for continuing operations was 53.7% in the second quarter of 2008, an increase from 32.9% in the second quarter of 2007. For the first six months of 2008, MMC’s consolidated effective tax rate increased significantly compared with 32.1% for the same period in 2007. The increases in the effective tax rates were primarily due to the impact of the non-deductible goodwill impairment charges in the second quarter and first six months of 2008, partially offset by the favorable impact of a change in the geographic mix of earnings.

MMC’s effective tax rate is affected significantly by the geographic mix of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. In addition, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. Furthermore, the earnings mix in future periods could result in foreign tax credit carryforwards for which a valuation allowance may be required.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next 12 months due to settlement of audits.

Discontinued Operations

Discontinued operations, in the second quarter of 2008, includes credits related to estimated liabilities for certain indemnities provided as part of the Putnam transaction.

Discontinued operations for the first six months of 2008 also include the gain on the sale of a claims administration operation in Brazil that was recorded in the first quarter of 2008. The first six months of 2007 includes the operating results of Putnam.

The table below depicts the results of discontinued operations including revenue and expense for Putnam.

	Second Quarter		Six Months
	2008	2007	2008	2007
	(In millions of dollars)
Putnam
Revenue	$—	$330	$—	$686
Expense	—	265	—	546

Net Operating Income	—	65	—	140
Minority Interest and other discontinued operations	—	(1)	—	(2)
Provision for income tax	—	27	—	61

Income from discontinued operations, net of tax	—	37	—	77

Gain on disposal of discontinued operations	8	—	32	—
Provision for income tax	(2)	—	17	—

Gain on disposal of discontinued operations, net of tax	10	—	15	—

Discontinued operations, net of tax	$ 10	$ 37	$ 15	$ 77

Liquidity and Capital Resources

Operating Cash Flows

MMC used $379 million of cash for operations for the six months ended June 30, 2008, compared with $269 million for the same period in 2007. These amounts reflect the net income earned by MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges and changes in working capital, which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.

As discussed in Note 15 to the consolidated financial statements, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions they had commenced against MMC and Marsh in October 2004. As a result of this agreement, MMC recorded a charge in 2004 for an $850 million fund to compensate policyholder clients. The final compensation fund payment of $170 million was made in June 2008.

Financing Cash Flows

Net cash used for financing activities was $399 million for the period ended June 30, 2008 compared with $617 million for the same period in 2007.

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the funding of the maturing notes. In the first quarter of 2007, MMC used cash on hand as well as commercial paper and bank borrowings to fund a $500 million senior note maturity.

MMC paid dividends of approximately $206 million ($0.40 per share) during the first six months of 2008, as compared to $210 million ($0.38 per share) during the first six months of 2007.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility will expire in December 2010. There were no outstanding borrowings under this facility at June 30, 2008.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. MMC carries a stable outlook from both Moody’s and Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $235 million in the first six months of 2008, compared to $47 million for the same period in 2007.

Cash used for acquisitions, net of cash acquired, was $86 million during the first six months of 2008. Remaining deferred cash payments of $60 million for acquisitions completed in the second quarter of 2008 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2008. Cash generated by dispositions amounted to $50 million in the first six months of 2008. In 2008, MMC generated net cash of $27 million from the sales of investments, compared with $114 million in the prior year.

MMC’s additions to fixed assets and capitalized software, which amounted to $224 million in the first six months of 2008 and $166 million in the first six months of 2007, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

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

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2008 (dollars in millions):

	Payment due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Current portion of long-term debt	$408	$408	$—	$—	$—
Long-term debt	3,204	—	568	517	2,119
Net operating leases	2,844	356	609	511	1,368
Service agreements	105	41	37	22	5
Other long-term obligations	60	26	34	—	—

Total	$6,621	$831	$1,248	$1,050	$3,492

The above does not include unrecognized tax benefits of $357 million, accounted for under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $50 million that may become payable within one year. The above does not include liabilities established under FIN 45 as MMC is unable to reasonably predict the timing of settlement of these liabilities.

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

In February 2008, the FASB issued a final Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed in the financial statements on a recurring basis. MMC has adopted the provisions of FSP 157-2 by deferring application of SFAS 157 to the fair value measurement of its reporting units for goodwill impairment and testing purposes, until the first quarter ended March 31, 2009. MMC does not expect the application of SFAS 157 to its non-financial assets to have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires entities to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how they affect entities’ financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. SFAS 161 does not require comparative disclosure at initial adoption. MMC does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies and ranks the sources of accounting principles and the framework for selecting the principles used to prepare financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendment to AU 411, “The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles.” MMC does not expect SFAS 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position No.EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 applies to the calculation of earnings per share (“EPS”) under SFAS 128 “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP 03-6-1 indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS using the two-step method. FSP 03-6-1 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively (including interim statements, summaries of earnings and selected financial data) in conformity with the provisions of FSP 03-6-1. Early application is not permitted. MMC is assessing the impact of FSP 03-6-1.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $46 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $101 million are accounted for using the cost method and $258 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Changes in value of trading securities are recognized in income when they occur. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding MMC’s repurchases of its common stock during the second quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	—	—	—	$700 million	(1)
May 1-31, 2008	—	—	—	$700 million	(1)
June 1-30, 2008	—	—	—	$700 million	(1)

Total 2Q 2008	—	—	—	$700 million	(1)

(1)	MMC’s Board of Directors announced a share repurchase authorization in August 2007, allowing up to $1.5 billion in repurchases. The $800 million accelerated share repurchase transaction described in the 10-Q for the quarter ended March 31, 2008 was effected under this repurchase authorization. Accordingly, MMC remains authorized to repurchase further shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of MMC was held on May 15, 2008. Represented at the meeting were 451,669,621 shares, or 88.37%, of MMC’s 511,059,490 shares of common stock outstanding and entitled to vote at the meeting. Stockholders took the following actions at the meeting:

1. MMC’s stockholders elected the four (4) director nominees for Class I Directors named below to a three-year term expiring at the 2011 annual meeting or until their successors are elected and qualified, with each receiving the following votes:

Director Nominee	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
Stephen R. Hardis	428,782,543	17,980,820	4,906,258
The Rt. Hon. Lord Lang of Monkton, DL	437,947,568	9,005,614	4,716,438
Morton O. Schapiro	438,922,374	8,002,886	4,744,359
Adele Simmons	439,784,926	7,228,454	4,656,240

MMC’s stockholders elected the two (2) director nominees for Class III Directors named below to the remaining two-year term of that Class expiring at the 2010 annual meeting or until their successors are elected and qualified, with each receiving the following votes:

Director Nominee	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
Brian Duperreault	443,374,659	3,903,089	4,391,872
Bruce P. Nolop	439,731,806	7,116,709	4,821,105

The following directors continued in their terms of office as directors following the Meeting:

Terms expiring in May 2009: Leslie M. Baker, Jr.; Gwendolyn S. King; Marc D. Oken; and David A. Olsen.

Terms expiring in May 2010: Zachary W. Carter and Oscar Fanjul.

2. Stockholders ratified Deloitte & Touche LLP as MMC’s independent auditor for the year ended December 31, 2008, with a favorable vote of 443,721,200 of the shares represented (3,410,467 against and 4,537,953 abstaining).

3. Stockholders approved the Board’s proposal to amend MMC’s Restated Certificate of Incorporation to eliminate the classified board structure. The proposal received 445,271,081 votes in favor, 1,767,501 against and 4,631,037 abstentions. There were two broker nonvotes on this proposal.

4. A stockholder proposal regarding disclosure of political contributions was not approved. This proposal received 66,145,158 votes in favor, 272,350,506 votes against and 68,029,349 abstentions. There were 45,144,608 broker nonvotes on this proposal.

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

MARSH & McLENNAN COMPANIES, INC.

Date: August 8, 2008	/s/ Matthew B. Bartley
Matthew B. Bartley
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications