Form 10-Q
period 2008-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2008-11-07
CIK 62709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

As of October 31, 2008, there were outstanding 514,078,575 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: changes in our business strategies and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy and share repurchase programs; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; the impact of changes in accounting rules; and changes in senior management.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

■	the challenges we face in achieving profitable revenue growth and improving operating margins at Marsh;

■	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

■

the impact on risk and insurance services commission revenues of changes in the availability of, and the premiums insurance carriers charge for, insurance and reinsurance products, including the impact on premium rates and market capacity attributable to catastrophic events;

■

the impact on renewals in our risk and insurance services segment of pricing trends in particular insurance markets, fluctuations in the general level of economic activity and decisions by insureds with respect to the level of risk they will self-insure;

■	revenue fluctuations in risk and insurance services relating to the effect of new and lost business production and the timing of policy inception dates;

■	the impact on our consulting segment of pricing trends, utilization rates, the general economic environment and legislative changes affecting client demand;

■

the impact of competition, including with respect to pricing, the emergence of new competitors, and the fact that many of Marsh’s competitors are not constrained in their ability to receive contingent commissions;

■	the impact of current financial market conditions on our results of operations and financial condition;

■	the potential impact of legislative, regulatory, accounting and other initiatives which may be taken in response to the current financial crisis;

■

our exposure to potential liabilities arising from errors and omissions claims against us, including claims of professional negligence in providing actuarial services, such as those alleged by the Alaska Retirement Management Board and Milwaukee County against Mercer;

■

the ultimate economic impact on MMC of contingencies described in the notes to our financial statements, including the risk of a significant adverse outcome in the shareholder lawsuit against MMC concerning the late 2004 decline in MMC’s share price;

■

our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the impact of current economic conditions on our cost of financing or ability to borrow;

■	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

■	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

■	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

■	the impact on net income of foreign exchange and/or interest rate fluctuations;

■	changes in applicable tax or accounting requirements;

■

potential income statement effects from the application of FIN 48 (“Accounting for Uncertainty in Income Taxes”) and SFAS 142 (“Goodwill and Other Intangible Assets”), including the effect of any subsequent adjustments to the estimates MMC uses in applying these accounting standards;

■

the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across the jurisdictions in which we do business; and

■	other risks detailed from time to time in MMC’s filings with the Securities and Exchange Commission.

The factors identified above are not exhaustive. MMC and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, MMC cautions readers not to place undue reliance on its forward-looking statements, which speak only as of the dates on which they are made. MMC undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning MMC and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in MMC’s filings with the Securities and Exchange Commission, including the “Risk Factors” section of MMC’s most recently filed Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2008	2007	2008	2007
Revenue	$2,838	$2,716	$8,925	$8,262
Expense:
Compensation and benefits	1,811	1,778	5,524	5,109
Other operating expenses	957	822	2,697	2,462
Goodwill impairment charge	—	—	540	—
Operating expenses	2,768	2,600	8,761	7,571
Operating income	70	116	164	691
Interest income	10	30	40	64
Interest expense	(54)	(65)	(165)	(211)
Investment income (loss)	(23)	78	(31)	163
Income before income taxes and minority interest	3	159	8	707
Income taxes	(18)	75	142	251
Minority interest, net of tax	3	4	8	8
Income (loss) from continuing operations	18	80	(142)	448
Discontinued operations, net of tax	(26)	1,865	(11)	1,942
Net income (loss)	$(8)	$1,945	$(153)	$2,390
Basic net income (loss) per share — Continuing operations	$0.04	$0.15	$(0.28)	$0.82
— Net (loss) income	$(0.02)	$3.64	$(0.30)	$4.39
Diluted net income (loss) per share — Continuing operations	$0.03	$0.15	$(0.28)	$0.81
— Net (loss) income	$(0.02)*	$3.60	$(0.30)	$4.31
Weighted average number of shares outstanding — Basic	513	534	514	545
— Diluted	523	540	514	553
Shares outstanding at September 30,	514	520	514	520
Dividends declared per share	$0.20	$0.19	$0.80	$0.76

*	Calculated using the 513 million basic average shares outstanding due to the net loss for the quarter.

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions of dollars)	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 1,461	$ 2,133
Receivables
Commissions and fees	2,678	2,614
Advanced premiums and claims	101	77
Other	257	302
	3,036	2,993
Less-allowance for doubtful accounts and cancellations	(122)	(119)
Net receivables	2,914	2,874
Other current assets	430	447
Total current assets	4,805	5,454
Goodwill and intangible assets	7,335	7,759
Fixed assets	1,037	992
(net of accumulated depreciation and amortization of $1,401 at September 30, 2008 and $1,374 at December 31, 2007)
Pension related assets	1,318	1,411
Other assets	1,531	1,743
	$16,026	$17,359

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets (continued) (unaudited)

(In millions of dollars)	September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ 408	$ 260
Accounts payable and accrued liabilities	1,686	1,670
Regulatory settlements — current portion	—	177
Accrued compensation and employee benefits	1,116	1,290
Accrued income taxes	—	96
Dividends payable	104	—
Total current liabilities	3,314	3,493
Fiduciary liabilities	3,774	3,612
Less — cash and investments held in a fiduciary capacity	(3,774)	(3,612)
	—	—
Long-term debt	3,197	3,604
Retirement and postemployment benefits	788	709
Liabilities for errors and omissions	586	596
Other liabilities	1,225	1,135
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $1 par value, authorized
6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2008 and September 30, 2007	561	561
Additional paid-in capital	1,196	1,242
Retained earnings	7,157	7,732
Accumulated other comprehensive loss	(762)	(351)
	8,152	9,184
Less — treasury shares, at cost, 46,864,671 shares at September 30, 2008 and 40,249,598 shares at December 31, 2007	(1,236)	(1,362)
Total stockholders’ equity	6,916	7,822
	$16,026	$17,359

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, (In millions of dollars)	2008	2007
Operating cash flows:
Net (loss) income	$(153)	$2,390
Adjustments to reconcile net income (loss) to cash used for operations:
Goodwill impairment charge	540	—
Depreciation and amortization of fixed assets and capitalized software	249	278
Amortization of intangible assets	53	60
Provision for deferred income taxes	56	68
(Gains)/losses on investments	37	(169)
(Gains)/losses on disposition of assets	21	(1,844)
Accrual of stock-based compensation	28	62
Changes in assets and liabilities:
Net receivables	(19)	(363)
Other current assets	(9)	396
Other assets	(67)	9
Accounts payable and accrued liabilities	(177)	(395)
Accrued compensation and employee benefits	(184)	(245)
Accrued income taxes	(66)	(2)
Other liabilities	(18)	(199)
Effect of exchange rate changes	(92)	(76)
Net cash provided by (used for) operations	199	(30)
Financing cash flows:
Proceeds from issuance of debt	—	3
Repayments of debt	(258)	(1,114)
Purchase of treasury shares	—	(1,300)
Issuance of common stock	121	169
Dividends paid	(308)	(313)
Net cash used for financing activities	(445)	(2,555)
Investing cash flows:
Capital expenditures	(334)	(262)
Net sales of long-term investments	33	133
Proceeds from sales related to fixed assets	11	6
Dispositions	56	3,357
Acquisitions	(114)	(137)
Other, net	(2)	1
Net cash (used for) provided by investing activities	(350)	3,098
Effect of exchange rate changes on cash and cash equivalents	(76)	217
Increase (decrease) in cash and cash equivalents	(672)	730
Cash and cash equivalents at beginning of period	2,133	2,089
Cash and cash equivalents at end of period	1,461	2,819

Cash and cash equivalents — reported as discontinued operations	—	—
Cash and cash equivalents — continuing operations	$1,461	$2,819

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Nature of Operations

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

The risk consulting & technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These services fall into two main business groups: Kroll, which includes litigation support and data recovery, background screening and risk mitigation and response services; and corporate advisory & restructuring services. In October 2008, MMC sold the U.S. corporate advisory and restructuring operations in a leveraged management buyout. MMC is negotiating with the managements of the remaining two U.K.-based components of this business. MMC may incur exit costs related to the disposition of the U.K. operations.

On August 3, 2007, Great-West Lifeco Inc. (“GWL”) completed its purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase included Putnam’s interest in the T.H. Lee private equity business. Putnam comprised MMC’s entire investment management segment.

2.	Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC's Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), and the amended financial information filed in MMC’s Current Report on Form 8-K dated September 5, 2008.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three and nine-month periods ended September 30, 2008 and 2007. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

3.	Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in service revenue, amounted to $123 million and $149 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $1 billion of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at September 30, 2008 were $9 million.

Net uncollected premiums and claims and the related payables amounted to $9.0 billion at September 30, 2008 and $9.2 billion at December 31, 2007. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

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

Diluted net income per share and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliations of net income to net income for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items related to the calculation of diluted weighted average common shares outstanding are the same for continuing operations. In the periods where there is a loss, the number of basic shares outstanding is used as the denominator because potentially issuable common shares are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except average stock price)	2008	2007	2008	2007
Income (loss) from continuing operations	$ 18	$ 80	$ (142)	$ 448
Net income (loss)	$ (8)	$1,945	$ (153)	$2,390
Less: Potential minority interest associated with the Putnam Class B Common Shares	—	—	—	(5)
Net income (loss) for diluted earnings per share	$ (8)	$1,945	$ (153)	$2,385
Basic weighted average common shares outstanding	513	534	514	545
Dilutive effect of potentially issuable common shares	10	6	—	8
Diluted weighted average common shares outstanding	523	540	514	553
Average stock price used to calculate common stock equivalents	$30.45	$27.62	$27.84	$29.63

There were 52.5 million and 60.1 million stock options outstanding as of September 30, 2008 and 2007, respectively. The calculation above includes 4 million common stock equivalents related to stock options in 2007. There were 7 million common stock equivalents in 2008 that would have increased diluted weighted average common shares outstanding for the nine months ended September 30, 2008; however, they have not been included in the calculation since MMC reported a net loss. MMC reported a net loss in the third quarter of 2008; therefore, the 513 million basic average shares outstanding are used to calculate diluted net loss per share for this period.

5.	Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the nine-month periods ended September 30, 2008 and 2007.

(In millions of dollars)	2008	2007
Interest paid	$194	$251
Income taxes paid	$191	$147

6.	Comprehensive Income (Loss)

The components of comprehensive (loss) income for the nine-month periods ended September 30, 2008 and 2007 are as follows:

(In millions of dollars)	2008	2007
Foreign currency translation adjustments	$(245)	$263
Unrealized investment holding gains, net of income taxes	3	5
Less: Reclassification adjustment for realized gains included in net income, net of income taxes	—	(24)
Adjustments related to pension/retiree plans	(169)	18
Other comprehensive (loss) income	(411)	262
Net (loss) income	(153)	2,390
Comprehensive (loss) income	$(564)	$2,652

7.	Acquisitions

In the nine months ended September 30, 2008, MMC made 9 acquisitions for total purchase consideration of $155 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets of $105 million and $48 million, respectively. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment as purchase accounting is finalized.

8.	Discontinued Operations

In the third quarter of 2008, discontinued operations includes (1) the impact of immaterial corrections and other adjustments to the fourth quarter 2007 tax provision relating to the Putnam transaction, (2) adjustments to the tax provision relating to the Putnam transaction to reflect differences between tax returns filed in 2008 and the initial estimated provisions, and (3) interest on liabilities for certain tax-related indemnities provided as part of the Putnam transaction. In addition, Kroll recently completed the sale of Kroll Crucible (“Crucible”), a division of its government services operation. The loss on this disposal, net of tax, is also included in discontinued operations for the third quarter of 2008.

On February 1, 2008, Marsh completed the sale of a medical administrative claims business in Brazil (“Mediservice”). Discontinued operations for the first nine months of 2008 also includes the gain on the sale of Mediservice. The operating results of Mediservice and Crucible were immaterial to MMC’s results; therefore, the operating results for 2008 and 2007 have not been reclassified to discontinued operations.

On August 3, 2007, Great-West Lifeco Inc. (“GWL”) completed its purchase of Putnam Investments Trust. MMC recognized a pre-tax gain of $3.0 billion ($1.9 billion net of tax) in the third quarter of 2007. Putnam’s results of operations for 2007 are included in discontinued operations in the consolidated statements of income.

As part of the disposal of Putnam, MMC provided indemnities to GWL with respect to certain Putnam-related litigation and regulatory matters described in Note 15, and certain indemnities related to contingent tax liabilities (the “indemnified matters”). In accordance with the guidelines of FASB Interpretation No. 45 (“FIN 45”), MMC estimated the “fair value” of the indemnities based on a (i) probability-weighted assessment of possible outcomes; or, (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by an MMC-affiliated professional economic valuation firm. As required by FIN 45, the amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded under SFAS 5 or FIN 48 (for tax-related matters). The remaining liability related to these indemnities (the “FIN 45 liability”) was approximately $239 million at September 30, 2008. The FIN 45 liability considers the potential settlement amount as well as related defense costs. The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating “fair value” as required by FIN 45 entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the liabilities calculated under FIN 45.

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

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2008	2007	2008	2007
Total Revenue	$ —	$ 112	$ —	$ 798

Income before provision for income tax	$ —	$ 22	$ —	$ 160
Provision (credit) for income tax	(1)	10	(1)	71
Income from discontinued operations, net of tax	1	12	1	89
Gain (loss) on disposal of discontinued operations	(4)	2,970	28	2,970
Provision for income tax	23	1,117	40	1,117
Gain (loss) on disposal of discontinued operations, net of tax	(27)	1,853	(12)	1,853
Discontinued operations, net of tax	$(26)	$1,865	$(11)	$1,942

9.	Goodwill and Other Intangibles

Under SFAS 142, MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. MMC completed its 2008 annual review in the third quarter of 2008 and concluded goodwill is not impaired. As previously reported, MMC recorded goodwill impairment charges totaling $540 million in the first and second quarters of 2008, resulting from an interim goodwill impairment test in its risk consulting and technology segment.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill for the nine months ended September 30 are as follows:

(In millions of dollars)	2008	2007
Balance as of January 1,	$7,388	$7,206
Goodwill impairment	(540)	—
Goodwill acquired	118	97
Disposals	(22)	—
Other adjustments (a)	25	62
Balance as of September 30,	$6,969	$7,365

(a)	Primarily foreign exchange and purchase accounting adjustments.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services, $3.8 billion; Consulting, $2.0 billion; and Risk Consulting & Technology, $1.2 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	September 30, 2008			December 31, 2007
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$753	$387	$366	$706	$335	$371

Aggregate amortization expense for the nine months ended September 30, 2008 and 2007, was $53 million and $49 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2008 (including amounts incurred through September 30)	$ 72
2009	60
2010	52
2011	44
2012	42
Subsequent years	149
$419

10.	Fair Value Measurements

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

Level 3. Financial assets and liabilities, whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long-dated options on gas and power).

The following presents MMC’s assets measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements on a Recurring Basis
(In millions of dollars)	Level 1		Level 2		Level 3	Total
Assets:
Long-term investments (a)	$14		$—		$—	$14
Other assets	$125	(b)	$26	(d)	$—	$151
Fiduciary assets (c)	$—		$979		$—	$979

(a)	Primarily available for sale securities under SFAS 115.
(b)	Primarily mutual fund investments related to deferred compensation arrangements.
(c)	Primarily tax exempt municipal bonds and euro bonds.
(d)	Primarily medium term bond funds and fixed income securities related to assets acquired in a recent acquisition.

11.	Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which MMC offers defined benefit plans.

Following a recent asset allocation review, the target asset allocation for the U.S. Plan was changed to 65% equities and 35% fixed income from the previous target of 70% equities and 30% fixed income. At the end of the third quarter of 2008, the actual allocation for the U.S.

Plan was 66% equities and 34% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 83% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the third quarter of 2008, the actual allocation of assets for the U.K. Plan was 54% to equities and 46% to fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans

For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Service cost	$52	$57	$1	$2
Interest cost	150	140	5	3
Expected return on plan assets	(213)	(199)	—	—
Amortization of prior service credit	(14)	(13)	(3)	(3)
Recognized actuarial loss	14	54	—	—
Net periodic benefit (credit) cost	$(11)	$39	$3	$2
Curtailment gain	1	—	—	—
Total (credit) expense	$(10)	$39	$3	$2

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Service cost	$155	$170	$4	$5
Interest cost	446	415	13	11
Expected return on plan assets	(645)	(589)	—	—
Amortization of prior service credit	(41)	(41)	(10)	(10)
Recognized actuarial loss	51	154	1	2
Net periodic benefit (credit) cost	$(34)	$109	$8	$8
Curtailment gain	1	(2)	—	—
Settlement gain	—	(2)	—	—
Special termination benefits	1	2	—	—
Total (credit) expense	$(32)	$107	$8	$8

U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Service cost	$18	$19	$1	$1
Interest cost	53	49	3	2
Expected return on plan assets	(72)	(66)	—	—
Amortization of prior service credit	(13)	(13)	(3)	(3)
Recognized actuarial loss	5	22	—	—
Net periodic benefit (credit) cost	$(9)	$11	$1	$—

U.S. Plans only

For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Service cost	$ 55	$ 62	$ 3	$ 4
Interest cost	158	147	9	8
Expected return on plan assets	(217)	(200)	—	—
Amortization of prior service credit	(40)	(40)	(10)	(10)
Recognized actuarial loss	16	61	—	1
Net periodic benefit (credit) cost	$ (28)	$ 30	$ 2	$ 3

The net periodic benefit cost of the U.S. Plans for the three and nine months ended September 30, 2008 is based on the January 1, 2008 employee census.

Significant non-U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Service cost	$ 34	$ 38	$—	$ 1
Interest cost	97	91	2	1
Expected return on plan assets	(141)	(133)	—	—
Amortization of prior service credit	(1)	—	—	—
Recognized actuarial loss	9	32	—	—
Net periodic benefit (credit) cost	$ (2)	$ 28	$ 2	$ 2
Curtailment gain	1	—	—	—
Settlement gain	—	—	—	—
Special termination benefits	—	—	—	—
Total (credit) expense	$ (1)	$ 28	$ 2	$ 2

Significant non-U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Service cost	$ 100	$ 108	$ 1	$ 1
Interest cost	288	268	4	3
Expected return on plan assets	(428)	(389)	—	—
Amortization of prior service credit	(1)	(1)	—	—
Recognized actuarial loss	35	93	1	1
Net periodic benefit (credit) cost	$ (6)	$ 79	$ 6	$ 5
Curtailment gain	1	(2)	—	—
Settlement gain	—	(2)	—	—
Special termination benefits	1	2	—	—
Total (credit) expense	$ (4)	$ 77	$ 6	$ 5

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average assumptions:
Expected return on plan assets	8.2%	8.2%	—	—
Discount rate	6.1%	5.4%	6.5%	5.8%
Rate of compensation increase	3.8%	3.8%	—	—

12.	Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2008	December 31, 2007
Short-term:
Current portion of long-term debt	$ 408	$ 260
	$ 408	$ 260
Long-term:
Senior notes – 7.125% due 2009	$ 400	$ 400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	258	260
Senior notes – 3.625% due 2008	—	250
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	647
Senior notes – 5.15% due 2010	549	548
Senior notes – 5.75% due 2015	746	746
Mortgage – 5.70% due 2035	456	461
Other	3	7
	3,605	3,864
Less current portion	408	260
	$3,197	$3,604

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the funding of the maturing notes. There were no commercial paper borrowings outstanding at September 30, 2008.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. At September 30, 2008, there was no amount outstanding under this facility.

13.	Restructuring Costs

2008 Actions

In the third quarter of 2008, MMC implemented restructuring activities resulting in charges totaling $81 million, which includes severance and related benefits of $53 million, fees and consulting costs related to cost reduction activities of $10 million, accelerated amortization of $14 million and cost of future rent and other real estate costs of $4 million, incurred as follows: Marsh—$78 million and Guy Carpenter—$3 million. These activities resulted in the elimination of 634 positions at Marsh. In addition, Marsh outsourced an additional 600 positions as part of its U.K. back office outsourcing initiative.

For the first nine months of 2008, MMC implemented restructuring actions which resulted in costs totaling $160 million, primarily related to severance and benefits. These costs were incurred as follows: Marsh—$117 million, Guy Carpenter—$28 million, Risk Consulting and Technology—$7 million, and Corporate—$8 million. These activities resulted in the elimination of 1,142 positions at Marsh, 319 positions at Guy Carpenter, 83 positions in Risk Consulting and Technology and 70 positions at Corporate.

Actions Prior to 2008

Prior to 2008, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. In connection with these activities, MMC recorded a restructuring charge of $49 million in the third quarter of 2008 for future rent and other real estate costs to exit five floors in MMC’s New York Headquarters building. The nine months ended September 30, 2008 also included a charge related to a change in the estimated costs to exit certain facilities in London. As of September 30, 2008, the remaining liability for these initiatives was $118 million, primarily related to future severance and benefit payments and future lease agreements.

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

Policyholder Claims

■

Various putative class actions purportedly brought on behalf of policyholders have been consolidated into two actions in the U.S. District Court for the District of New Jersey (one on behalf of a purported class of "commercial" policyholders and the second on behalf of a purported class of "employee benefit" policyholders). The actions alleged a variety of legal theories, including those related to state tort, contract, fiduciary duty, federal and state antitrust and RICO theories, and sought a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys' fees and costs. The court has dismissed with prejudice all of the federal antitrust and RICO claims and has dismissed without prejudice all of the state law claims asserted in both actions. The plaintiffs appealed. On June 19, 2008, the parties entered into an agreement to settle the commercial and employee benefit policyholder putative class actions using the remainder available from the $850 million fund created in connection with the settlement of the NYAG Lawsuit. The court has preliminarily approved the settlement; a final approval hearing is scheduled for December 2008.

■

In July 2007, two putative class actions against MMC, Marsh, certain insurers and other insurance brokers purportedly brought on behalf of policyholders were filed in the U.S. District Courts for the Southern District of Florida and the Southern District of New York. These actions relate to the same practices alleged in the NYAG Lawsuit, but with respect to insurance coverage placed with Certain Underwriters at Lloyd’s, London. These actions have been transferred to the District of New Jersey.

■

Four class or representative actions on behalf of policyholders are pending in state courts. Twenty-one actions instituted by individual policyholders and others are pending in federal and state courts relating to matters alleged in the NYAG Lawsuit. Two putative class actions and an individual policyholder action are pending in Canada.

Shareholder Claims

Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share. The number of shares outstanding at the time was approximately 526 million.

■

A purported securities class action against MMC, Marsh and certain of their former officers is pending in the U.S. District Court for the Southern District of New York. Plaintiffs make factual allegations similar to those asserted in the NYAG Lawsuit, including that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs also allege that MMC failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid-rigging” and soliciting fictitious quotes. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seek unspecified damages. MMC has responded to the complaint and discovery in this matter is ongoing.

■	Three individual shareholder actions against MMC and others are pending in state courts. Two of these actions have been dismissed and the plaintiffs have appealed.

■

A purported ERISA class action is pending against MMC and various current and former employees, officers and directors in the U.S. District Court for the Southern District of New York on behalf of participants and beneficiaries of an MMC retirement plan. The complaint alleges, among other things, that in light of the alleged misconduct described in the NYAG Lawsuit, the defendants knew or should have known that the investment of the plan’s assets in MMC stock was imprudent, that certain defendants failed to provide plan participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. Discovery is underway in this matter.

■

Several shareholder derivative actions are pending against MMC’s current and former directors and officers. Most of these actions have been consolidated into two proceedings, one in the Court of Chancery of the State of Delaware, and one in the U.S. District Court for the Southern District of New York. These actions allege, among other things, breach of fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, and that the defendants are liable for and must contribute to or indemnify MMC for any related damages MMC has suffered. The consolidated action in federal court in New York has been stayed in favor of the state derivative action in Delaware, which remains in its preliminary stages.

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

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

■

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in the U.S. District Court for the District of Alaska for alleged professional negligence in actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The complaint alleges damages of “at least $1.8 billion.” Discovery is underway in this matter.

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

■

In March 2006, Milwaukee County and the Employees Retirement System of the County of Milwaukee and its Pension Board filed a civil lawsuit against Mercer (US) Inc. in the U.S. District Court for the Eastern District of Wisconsin alleging professional negligence in the provision of actuarial services and seeking damages in excess of $300 million. Mercer has filed a motion for summary judgment seeking dismissal of the plaintiffs' claims. The case is scheduled for trial beginning in January 2009.

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

■

MMC and Putnam were named in a substantial number of civil complaints, filed in various state and federal courts, alleging "market-timing" and, in some cases, “late trading” activities. The actions filed in or removed to federal court have been transferred, along with actions against other mutual fund complexes, to the U.S. District Court for the District of Maryland. The following summarizes the consolidated matters pending in the District of Maryland:

—

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The other action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. Summary judgment and class certification motion practice and expert discovery are proceeding in both actions.

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

—

MMC, Putnam, and certain of their current and former officers, directors and employees are defendants in purported ERISA class actions, one brought by participants in an MMC retirement plan and the other brought by participants in a Putnam retirement plan. The actions allege, among other things, that, in view of the market-timing that was allegedly allowed to occur at Putnam, the investment of the plans' funds in MMC stock and the Putnam Funds was imprudent and constituted a breach of fiduciary duties to plan participants. Both actions seek unspecified damages and equitable relief. Following a September 2006 dismissal of the action regarding the Putnam plan, the plaintiff appealed the decision to the Fourth Circuit Court of Appeals. In June 2008, the appellate court reversed the dismissal and remanded the case for further proceedings. The action regarding the MMC plan had been stayed pending the resolution of the appeal.

■

Certain Putnam entities were named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas. Plaintiff alleged that Putnam breached its investment management advisory agreement and did not make appropriate disclosures regarding alleged market-timing activity at the time the investment management advisory agreement was executed. The majority of plaintiff's claims were dismissed or withdrawn in January 2008. The trial court dismissed plaintiff’s remaining claim for breach of contract in June 2008. Plaintiffs have appealed.

Other Contingencies Relating to MMC and its Subsidiaries

Errors and Omissions Claims

■

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Some of these claims seek damages, including punitive damages, in amounts that could, if awarded, be significant. MMC has varying levels of third party insurance coverage, depending on the policy year. To the extent that expected losses exceed MMC’s retention in any policy year, MMC records an asset for the amount that MMC expects to recover under its third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in years prior to policy year 2001-2002 in a material amount. In policy years subsequent to 2001-2002, the availability of third-party insurance has declined significantly. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves to provide for its loss retention. These reserves are reviewed quarterly and adjusted as developments warrant.

Guarantees

■

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2008, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

16.	Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

■	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter);

■	Consulting, comprising Mercer and Oliver Wyman Group; and

■	Risk Consulting and Technology, comprising Kroll and Corporate Advisory and Restructuring.

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

In the second quarter of 2008, performance measurements for segment revenue and segment operating income used by MMC’s chief operating decision maker to evaluate performance and for the allocation of resources, were changed so that investment gains and losses derived from investments strategically linked to MMC’s operating companies are no longer included. The presentation of segment revenue and segment operating income was conformed accordingly. The amounts are now reflected as “Investment income (loss)”, which is presented outside of MMC’s operating income. In addition, the related cash flows received from or paid for certain investments have been similarly changed in the consolidated statements of cash flows. On September 5, 2008, MMC filed Form 8-K amending certain financial information in its 2007 Annual Report to reflect the revised segment measurements described above.

Selected information about MMC's operating segments for the nine-month periods ended September 30, 2008 and 2007 follows:

(In millions of dollars)	Revenue		Operating Income (Loss)
2008 -
Risk and Insurance Services	$4,190	(a)	$356
Consulting	3,997	(b)	473
Risk Consulting & Technology	792	(c)	(470	) (d)
Total Operating Segments	8,979		359
Corporate / Eliminations	(54)		(195)
Total Consolidated	$8,925		$164

2007 -
Risk and Insurance Services	$4,038	(a)	$292
Consulting	3,565	(b)	445
Risk Consulting & Technology	740	(c)	83
Total Operating Segments	8,343		820
Corporate / Eliminations	(81)		(129)
Total Consolidated	$8,262		$691

(a)	Includes inter-segment revenue of $6 million and $3 million in 2008 and 2007, respectively, and interest income on fiduciary funds of $114 million and $137 million in 2008 and 2007, respectively.
(b)	Includes inter-segment revenue of $40 million and $71 million in 2008 and 2007, respectively, and interest income on fiduciary funds of $8 million and $12 million in 2008 and 2007, respectively.
(c)	Includes inter-segment revenue of $9 million in 2008 and $7 million in 2007.
(d)	Includes a goodwill impairment charge of $540 million.

Operating segment revenue by product for the nine months ended September 30, 2008 and 2007 is as follows:

(In millions of dollars)	2008	2007
Risk and Insurance Services
Insurance Services	$3,508	$3,303
Reinsurance Services	682	735
Total Risk and Insurance Services	4,190	4,038
Consulting
Mercer	2,835	2,486
Oliver Wyman Group	1,162	1,079
Total Consulting	3,997	3,565
Risk Consulting & Technology
Kroll	678	604
Corporate Advisory and Restructuring	114	136
Total Risk Consulting & Technology	792	740
Total Operating Segments	8,979	8,343
Corporate Eliminations	(54)	(81)
Total	$8,925	$8,262

17.	New Accounting Pronouncements

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

In June 2008, the FASB issued Staff Position No.EITF 03-6-1 (“FSP 03-6-1”) “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6-1applies to the calculation of earnings per share (“EPS”) under SFAS 128 “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP 03-6-1indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS using the two-step method. FSP 03-6-1 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively (including interim statements, summaries of earnings and selected financial data) in conformity with the provisions of FSP 03-6-1. MMC is assessing the impact of FSP 03-6-1.

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

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP applies to financial assets within the scope of SFAS 157 “Fair Value Measurements” (“SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. The FSP also provides guidelines regarding factors to consider when determining whether an investment is other-than-temporarily impaired, including, (1) the nature of the underlying investment (for example, whether the security is debt, equity or a hybrid) (2) the length of time and the extent to which the market value has been less than cost (3) the financial condition and near-term prospects of the issuer; or (4) the intent and ability of the holder to retain its investment in the issuer for a sufficient time to allow for any anticipated recovery in market value.

The SEC and FASB Staff stated that because fair value measurements and the assessment of impairment will likely require significant use of judgment, issuers must be sure to provide investors with clear and transparent disclosures. MMC does not expect the adoption of this FSP to have a material impact on the financial statements.

On September 12, 2008, the FASB issued Staff Position (“FSP”). No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.

This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The amendment to SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008; earlier adoption is encouraged.

The FSP clarifies the Board’s intent that the disclosures required by Statement 161 “Disclosures about Derivative Instruments and Hedging Activities” should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. MMC does not expect the adoption of this FSP to have a material impact on the financial statements.

Item  2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report. This Form 10-Q should be read in conjunction with MMC’s Annual Report on Form 10-K for the year ended December 31, 2007, and the amended financial information included on Form 8-K filed on September 5, 2008.

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

Beginning in the second quarter of 2008, performance measurements for segment revenue and segment operating income used by MMC’s chief operating decision maker to evaluate performance and for the allocation of resources, was changed so that investment gains and losses derived from investments strategically linked to MMC’s operating companies are no longer included. The presentation of segment revenue and segment operating income was conformed accordingly. The amounts are now reflected as “Investment income (loss)”, which is presented outside of MMC’s operating income. Please see Note 16 to the consolidated financial statements for additional information about the impact of this change in presentation. On September 5, 2008, MMC filed Form 8-K amending certain financial information in its 2007 Annual Report to reflect the revised segment measurements described above.

Please see Note 8 to the consolidated financial statements which discusses the purchase of Putnam by Great-West Lifeco Inc. on August 3, 2007. The financial results of Putnam for 2007 are classified as discontinued operations in the consolidated statements of income.

Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2008	2007	2008	2007
Revenue	$2,838	$2,716	$8,925	$8,262
Expense:
Compensation and Benefits	1,811	1,778	5,524	5,109
Other Operating Expenses	957	822	2,697	2,462
Goodwill Impairment Charge	—	—	540	—
Operating Expenses	2,768	2,600	8,761	7,571
Operating Income	70	116	164	691
Net interest expense	44	35	125	147
Investment Income (loss)	(23)	78	(31)	163
Income taxes	(18)	75	142	251
Minority interest, net of tax	3	4	8	8
Income (Loss) From Continuing Operations	18	80	(142)	448
Discontinued Operations, net of tax	(26)	1,865	(11)	1,942
Net (Loss) Income	$(8)	$1,945	$(153)	$2,390

MMC reported consolidated operating income of $70 million in the third quarter of 2008 compared with $116 million in the prior year. Operating income in consulting increased 6% in the third quarter of 2008, compared with the same quarter of 2007. Operational improvements realized in the risk and insurance services segment were more than offset by higher restructuring charges and a $33 million charge related to a professional liability claim. Restructuring charges of $49 million drove a $37 million increase in Corporate expenses, which were partly offset by a $10 million credit.

Income from continuing operations decreased from $80 million in the third quarter of 2007 to $18 million in the same period in 2008. This decrease reflects the change in operating income discussed above as well as an investment loss in 2008 compared with investment income in the prior year; partly offset by lower income taxes.

Discontinued operations reflects the gain on disposal of Putnam in the third quarter of 2007, and in 2008, primarily includes adjustments of the tax provision related to the Putnam transaction.

MMC reported consolidated operating income of $164 million for the first nine months of 2008 compared with $691 million in the prior year. The 2008 results include a $540 million goodwill impairment charge related to the risk consulting and technology segment. Excluding this charge, consolidated operating income was $704 million in the first nine months of 2008, an increase of 2% from prior year. The increase was driven by increases of 22% and 6% in the operating income of the risk and insurance services and consulting segments, respectively. These increases were partly offset by a $66 million increase in corporate expenses, reflecting a $49 million restructuring charge related to the exit from certain floors in MMC’s New York headquarters building.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and dispositions on MMC’s operating revenues by segment, for the three-and nine-month periods ended September 30, 2008 compared to the same periods in 2007, is as follows:

				Components of Revenue Change
(In millions, except percentage figures)	Three Months Ended September 30,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Risk and Insurance Services
Marsh	$1,070	$1,037	3%	2%	—	1%
Guy Carpenter	205	226	(9)%	1%	—	(10)%
Total Risk and Insurance Services	1,275	1,263	1%	2%	—	(1)%
Consulting
Mercer	951	844	12%	1%	1%	10%
Oliver Wyman Group	377	374	1%	2%	4%	(5)%
Total Consulting	1,328	1,218	9%	1%	2%	6%
Risk Consulting & Technology
Kroll	218	210	4%	—	5%	(1)%
Corporate Advisory and Restructuring	36	48	(25)%	(3)%	—	(22)%
Total Risk Consulting & Technology	254	258	(2)%	(1)%	4%	(5)%
Total Operating Segments	2,857	2,739	4%	1%	1%	2%
Corporate Eliminations	(19)	(23)
Total Revenue	$2,838	$2,716	5%	2%	1%	2%

The following table provides more detailed revenue information for certain of the components presented above:

				Components of Revenue Change
	Three Months Ended September 30,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Marsh:
EMEA	$ 370	$ 345	7%	3%	—	4%
Asia Pacific	110	96	15%	4%	—	11%
Latin America	65	60	9%	11%	(5)%	3%
Total International	545	501	9%	5%	(1)%	5%
U.S. and Canada	525	536	(2)%	—	—	(2)%
Total Marsh	$1,070	$1,037	3%	2%	—	1%
Mercer:
Retirement	$ 299	$ 255	17%	1%	5%	11%
Health and Benefits	238	210	13%	1%	—	12%
Other Consulting Lines	154	140	10%	2%	(1)%	9%
Mercer Consulting	691	605	14%	1%	2%	11%
Outsourcing	183	171	7%	—	—	7%
Investment Consulting & Management	77	68	13%	—	1%	12%
Total Mercer	$ 951	$ 844	12%	1%	1%	10%
Kroll:
Litigation Support and Data Recovery	$ 82	$ 69	18%	1%	14%	3%
Background Screening	65	78	(16)%	(1)%	—	(15)%
Risk Mitigation and Response	71	63	12%	—	—	12%
Total Kroll	$ 218	$ 210	4%	—	5%	(1)%

				Components of Revenue Change
(In millions, except percentage figures)	Nine Months Ended September 30,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Risk and Insurance Services
Marsh	$3,508	$3,303	6%	4%	—	2%
Guy Carpenter	682	735	(7)%	2%	—	(9)%
Total Risk and Insurance Services	4,190	4,038	4%	4%	—	—
Consulting
Mercer	2,835	2,486	14%	4%	1%	9%
Oliver Wyman Group	1,162	1,079	8%	4%	3%	1%
Total Consulting	3,997	3,565	12%	4%	1%	7%
Risk Consulting & Technology
Kroll	678	604	12%	1%	6%	5%
Corporate Advisory and Restructuring	114	136	(16)%	(1)%	—	(15)%
Total Risk Consulting & Technology	792	740	7%	1%	5%	1%
Total Operating Segments	8,979	8,343	8%	4%	1%	3%
Corporate Eliminations	(54)	(81)
Total Revenue	$8,925	$8,262	8%	4%	1%	3%

The following table provides more detailed revenue information for certain of the components presented above:
				Components of Revenue Change
	Nine Months Ended September 30,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Marsh:
EMEA	$1,402	$1,261	11%	7%	—	4%
Asia Pacific	328	279	17%	8%	—	9%
Latin America	173	158	10%	13%	(5)%	2%
Total International	1,903	1,698	12%	8%	—	4%
U.S. and Canada	1,605	1,605	—	1%	—	(1)%
Total Marsh	$3,508	$3,303	6%	4%	—	2%
Mercer:
Retirement	$922	$800	15%	4%	4%	7%
Health and Benefits	700	623	12%	3%	—	9%
Other Consulting Lines	420	371	13%	4%	(1)%	10%
Mercer Consulting	2,042	1,794	14%	4%	2%	8%
Outsourcing	553	499	11%	3%	(1)%	9%
Investment Consulting & Management	240	193	24%	5%	—	19%
Total Mercer	$2,835	$2,486	14%	4%	1%	9%
Kroll:
Litigation Support and Data Recovery	$257	$196	31%	2%	19%	10%
Background Screening	206	224	(8)%	—	—	(8)%
Risk Mitigation and Response	215	184	16%	2%	—	14%
Total Kroll	$678	$604	12%	1%	6%	5%

Revenue

Consolidated revenue for the third quarter of 2008 was $2.8 billion, a 5% increase compared with the same period in the prior year, and a 2% increase on an underlying basis.

Revenue in the risk and insurance services segment for the third quarter of 2008 increased 1% over the same period in 2007, reflecting the positive impact of foreign currency exchange rates partly offset by a 1% decrease in underlying revenue. Within the risk and insurance services segment, underlying revenue increased 1% in Marsh, while underlying revenue decreased 10% in Guy Carpenter. Consulting revenue increased 9%, resulting from a 12% increase in Mercer and 1% growth in Oliver Wyman. On an underlying basis, consulting segment revenue increased 6%, reflecting a 10% increase in Mercer, offset by a 5% decrease in Oliver Wyman. Revenue decreased 2% in risk consulting and technology as a 4% revenue increase in Kroll was more than offset by a decline in the Corporate Advisory and Restructuring businesses.

For the first nine months of 2008, risk and insurance services revenue increased 4% from the same period in 2007, and was flat on an underlying basis. Consulting revenue increased 12%, resulting from a 14% increase in Mercer and 8% growth in Oliver Wyman. On an underlying basis, revenue increased 9% in Mercer, 1% in Oliver Wyman and 7% for the consulting segment in total. Revenue increased 7% in risk consulting & technology or 1% on an underlying basis, as increases in Kroll’s litigation support and data recovery and risk mitigation and response businesses were partly offset by a decline in Corporate Advisory and Restructuring.

Operating Expenses

Consolidated operating expenses, in the third quarter of 2008, increased 6% from the same period in 2007. Approximately 1% of the increase was due to the impact of foreign currency exchange, 1% related to acquisitions and the remaining 4% was due to an increase in underlying expenses. The increase in underlying expenses results from higher restructuring and related costs, a $33 million charge related to a professional liability claim in the risk and insurance services segment and higher expenses that are reimbursed by clients, which together accounted for a 7% increase. These increases were partly offset by lower operating expenses (i.e., travel, entertainment, meetings and marketing & advertising) as the Company continues its efforts to monitor and control expenses.

For the nine months ended September 30, 2008, operating expenses increased 16% compared with the same period in 2007. Three percent of the increase results from the impact of foreign currency exchange and 1% from acquisitions. Underlying expenses increased 12% of which approximately 7% is due to the $540 million goodwill impairment charge recorded in 2008 and 2% relates to higher restructuring and related charges in 2008.

Restructuring and Related Activities

Actions Initiated in 2008

For the first nine months of 2008, MMC implemented restructuring actions which resulted in costs totaling $160 million primarily related to severance and benefits. These costs were incurred as follows: risk and insurance services—$145 million, risk consulting & technology—$7 million, and corporate—$8 million. These activities resulted in the elimination of 1,142 positions at Marsh, 319 positions at Guy Carpenter, 83 positions in risk consulting and technology and 70 positions at Corporate. In addition, Marsh outsourced approximately 600 positions as part of its U.K. back office outsourcing initiative. The annualized cost savings from these actions are expected to be approximately $170 million. MMC expects to incur additional restructuring charges in the fourth quarter of 2008.

Actions Initiated Prior to 2008

For the first nine months of 2008, MMC recorded a charge of $49 million for future rent and real estate costs to exit five floors in MMC’s New York headquarters building that was part of the restructuring plan announced in 2006 and $9 million related to reserve adjustments for U.K. property. These amounts were included in corporate expenses.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam Investments Trust for $3.9 billion in cash. Putnam’s results of operations for the quarter and nine months ended September 30, 2007 are included in discontinued operations in the accompanying consolidated statements of income.

Risk and Insurance Services

The results of operations for the risk and insurance services segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2008	2007	2008	2007
Revenue	$1,275	$1,263	$4,190	$4,038
Compensation and Benefits	847	853	2,543	2,450
Other Expenses	456	421	1,291	1,296
Expense	1,303	1,274	3,834	3,746
Operating Income (Loss)	$(28)	$(11)	$356	$292
Operating Income Margin	N/A	N/A	8.5%	7.2%

Revenue

Revenue in the risk and insurance services segment increased 1% in the third quarter of 2008 compared with the same period in 2007, reflecting a 2% positive impact of foreign currency translation, partly offset by a 1% decrease in underlying revenue.

In Marsh, revenue in the third quarter of 2008 was $1.1 billion, an increase of 3% from the same quarter of the prior year, driven by strong performance in its international operations. Underlying revenue grew 1 percent, including 11 percent growth in Asia Pacific, 4 percent growth in EMEA and 3 percent growth in Latin America. These increases were partly offset by a 2% decline in the U.S. and Canada. Marsh’s client revenue retention improved on a year-over-year basis, continuing the trend seen throughout the year. New business remained strong in the current quarter, on level with the year-ago period. Marsh’s results were achieved in an environment of significant price competition in the global commercial property and casualty insurance marketplace.

Guy Carpenter’s revenue decreased 9% in the third quarter of 2008 compared to prior year and 10% on an underlying basis. Reinsurance premium rates continued to decline in the third quarter across most coverages, with client’s risk retention levels remaining high.

Revenue in the risk and insurance services segment increased 4% for the first nine months of 2008 compared with the same period of 2007, resulting from the impact of foreign exchange and a 2% increase in underlying revenue at Marsh, partly offset by a 9% decline in underlying revenue at Guy Carpenter.

Expense

Expenses in the risk and insurance services segment increased $29 million in the third quarter of 2008, compared with the same period in the prior year resulting from a 1% increase in underlying expenses and the impact of foreign exchange. Higher restructuring costs and a $33 million charge related to a professional liability claim increased underlying expenses by 9%.

This increase was mostly offset by lower compensation and benefit costs and decreases in other operating costs. The reduction in compensation and benefits reflects reduced headcounts from restructuring actions at both Marsh and Guy Carpenter, and lower pension costs, partly offset by higher incentive compensation accruals. The decreases in other operating costs include travel, entertainment, meetings, marketing & advertising and outside services, as Marsh and Guy Carpenter continue their efforts to monitor and control expenses.

Expenses for the nine-month period in 2008 increased 2% compared with the prior year. On an underlying basis, expenses decreased 1% versus 2007, reflecting a decrease in other operating expenses, partly offset by higher restructuring charges and compensation costs.

Consulting

The results of operations for the consulting segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2008	2007	2008	2007
Revenue	$1,328	$1,218	$3,997	$3,565
Compensation and Benefits	803	742	2,430	2,165
Other Expenses	368	328	1,094	955
Expense	1,171	1,070	3,524	3,120
Operating Income	$157	$148	$473	$445
Operating Income Margin	11.8%	12.2%	11.8%	12.5%

Revenue

Consulting revenue in the third quarter of 2008 increased 9% compared with the same period in 2007, or 6% on an underlying basis. Mercer’s revenue increased 12% or 10% on an underlying basis with strong revenue growth achieved throughout its operations; reflecting underlying revenue growth in consulting of 11%, investment consulting and management of 12% and outsourcing of 7%. Within Mercer’s consulting lines, underlying revenue increased 11% in retirement, 12% in health and benefits, and 9% in other consulting lines. Oliver Wyman’s revenue increased 1%, or a decline of 5% on an underlying basis, compared with the same period last year due to ongoing adverse global economics and financial market conditions.

Consulting revenue in the first nine months of 2008 increased 12% compared with the same period in 2007, or 7% on an underlying basis. Mercer’s revenue increased 14% or 9% on an underlying basis; reflecting underlying revenue growth in consulting of 8%, investment consulting and management of 19% and outsourcing of 9%. Within Mercer’s consulting lines, underlying revenue increased 7% in retirement, 9% in health and benefits, and 10% in other consulting lines. Oliver Wyman’s revenue grew 8%, or 1% on an underlying basis, compared with the same period last year.

Expense

Consulting expenses increased 9% and 13% in the third quarter and first nine months of 2008 compared with the same periods in 2007, respectively, or 6% and 8% on an underlying basis in each of those periods. This increase in underlying expenses reflects higher compensation costs due in part to increased staff levels and an increase in expenses that are reimbursable by clients.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2008	2007	2008	2007
Revenue	$254	$258	$792	$740
Compensation and Benefits	113	121	377	343
Other Expenses	113	108	345	314
Goodwill Impairment Charge	—	—	540	—
Expense	226	229	1,262	657
Operating (Loss) Income	$28	$29	$(470)	$83
Operating Income Margin	11.0%	11.2%	N/A	11.2%

Revenue

Risk consulting and technology revenues in the third quarter of 2008 decreased 2% compared with the prior year, and 5% on an underlying basis. Kroll’s revenue was $218 million in the third quarter of 2008, an increase of 4% from the year-ago quarter, or a 1% decline on an underlying basis. The 12% increase in Kroll’s risk mitigation and response business was offset by a decline in mortgage origination, which is part of Kroll’s background screening businesses. Revenue in corporate advisory and restructuring decreased 25% versus the same period last year.

For the first nine months of 2008, risk consulting and technology revenues increased 7% or 1% on an underlying basis. Kroll increased 12% or 5% on an underlying basis, while corporate advisory and restructuring decreased 16% or 15% on an underlying basis.

Expense

Risk consulting and technology expenses decreased 1% in the third quarter of 2008 compared to 2007, or 5% on an underlying basis. The decrease in expenses reflects lower compensation and incentive compensation, partly offset by the impact of an acquisition in Kroll’s litigation support and data recovery group, and restructuring charges recorded in 2008.

For the first nine months of 2008 expenses were $1.3 billion compared to $657 million in 2007. Excluding the $540 million goodwill impairment charge, risk consulting and technology expenses for the nine months of 2008 increased 10% compared with the same periods in the prior year. On an underlying basis, expenses increased 4% for the nine month period ended September 30, 2008 as compared to prior year.

Corporate Expenses

Corporate expenses in the third quarter of 2008 were $87 million compared with $50 million in the prior year. The third quarter of 2008 includes a $49 million charge related to future rent and other real estate costs to exit five floors in MMC’s New York headquarters building. Expenses in the third quarter of 2008 include a credit of $10 million related to the hiring of MMC’s former CEO by U.S. Investigations Services, Inc. (“USIS”). In the third quarter of 2007, MMC recorded $11 million of restructuring charges related to corporate infrastructure and process improvements.

For the first nine months of 2008, corporate expenses of $195 million were $66 million higher than the same period in the prior year. The increase is due to the $49 million charge related to exiting five floors from MMC’s New York headquarters building and a $9 million increase in the estimated costs associated with the exit from certain facilities in London. Expenses in 2008 include a credit of $10 million related to the hiring of MMC’s former CEO by USIS. Results for the first nine months of 2007 include a $14 million credit from an accrual adjustment related to the separation of former MMC senior executives.

Interest

Interest income earned on corporate funds amounted to $10 million in the third quarter of 2008, compared to $30 million in the third quarter of 2007. Interest income was $40 million for the first nine months of 2008, a decrease of $24 million versus the same period in prior year.

The decrease in interest income primarily reflects the combined effect of lower average interest rates and a lower level of invested balances in 2008 compared with the prior year. The invested balances in the third quarter of 2007 were higher primarily due to proceeds received from the Putnam transaction, which were subsequently used to repurchase MMC shares, pay down debt and pay taxes on the gain on the Putnam transaction. Interest expense of $54 million in the third quarter of 2008 decreased from $65 million in the third quarter of 2007. Year-to-date interest expense was $165 million versus $211 million for the same period in 2007. The decrease in interest expense is due to a decrease in the average level of debt outstanding compared to the prior year, primarily due to the repayment of commercial paper and bank borrowings in the third quarter of 2007 with the proceeds from the Putnam transaction and the repayment of $250 million of senior notes in February 2008.

Investment Income (Loss)

Net investment losses in the third quarter of 2008 were $23 million, primarily due to mark-to-market declines on Risk Capital Holding’s private equity investments, and an other than temporary decline in the value of warrants received as compensation for a restructuring assignment. This compared with investment gains of $78 million in the third quarter of 2007. For the nine months of 2008, investment losses were $31 million compared with $163 million of gains from the prior period.

Income Taxes

MMC reported a net income tax benefit of $18 million for the third quarter of 2008, primarily due to the favorable impact of the geographic mix of earnings and an adjustment to reflect tax return estimates to tax returns filed in 2008. For the first nine months of 2008, MMC's consolidated effective tax rate increased significantly compared with 47.0% for the same period in 2007. The increase in effective tax rate was primarily due to the nondeductible goodwill impairment charges in the first six months of 2008, partially offset by the favorable impacts of the geographic mix of earnings and adjustment of tax return estimates. Excluding the impact of the nondeductible goodwill impairment charges, MMC's consolidated effective tax rate for the first nine months of 2008 was 25.9%.

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

Discontinued Operations

In the third quarter of 2008, discontinued operations includes (1) the impact of immaterial corrections and other adjustments to the fourth quarter 2007 tax provision relating to the Putnam transaction, (2) adjustments to the tax provision relating to the Putnam transaction to reflect differences between tax returns filed in 2008 and the initial estimated provisions, and (3) interest on liabilities for certain tax-related indemnities provided as part of the Putnam transaction. In addition, Kroll recently completed the sale of Kroll Crucible (“Crucible”), a division of its government services operation. The loss on this disposal, net of tax, is also included in discontinued operations for the third quarter of 2008.

Discontinued operations for the first nine months of 2008 also includes the gain on the sale of a claims administration operation in Brazil that was recorded in the first quarter of 2008. The first nine months of 2007 includes the operating results of Putnam.

The table below depicts the results of discontinued operations including revenue and expense for Putnam.

	Third Quarter		Nine Months
(In millions of dollars)	2008	2007	2008	2007
Putnam
Revenue	$—	$112	$—	$798
Expense	—	90	—	636
Net Operating Income	$—	22	$—	162
Minority Interest and other discontinued operations	—	—	—	(2)
Provision (credit) for income tax	(1)	10	(1)	71
Income from discontinued operations, net of tax	1	12	1	89

Gain (loss) on disposal of discontinued operations	(4)	2,970	28	2,970
Provision for income tax	23	1,117	40	1,117
Gain (loss) on disposal of discontinued operations, net of tax	(27)	1,853	(12)	1,853
Discontinued operations, net of tax	$(26)	$1,865	$(11)	$1,942

Liquidity and Capital Resources

Operating Cash Flows

MMC provided $199 million of cash from operations for the nine months ended September 30, 2008, compared with $30 million used for operations for the same period in 2007. These amounts reflect the net (loss) income of MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges and changes in working capital, which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.

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

Financing Cash Flows

Net cash used for financing activities was $445 million for the period ended September 30, 2008 compared with $2.6 billion for the same period in 2007.

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the repayment of these notes. In the first three quarters of 2007, MMC used cash on hand as well as commercial paper and bank borrowings to fund $1 billion of senior note maturities.

MMC paid dividends of approximately $308 million ($0.60 per share) during the first nine months of 2008, as compared to $313 million ($0.57 per share) during the first nine months of 2007.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility will expire in December 2010. There were no outstanding borrowings under this facility at September 30, 2008.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. MMC carries a stable outlook from both Moody’s and Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $350 million in the first nine months of 2008, compared to cash provided by investing activities of $3.1 billion for the same period in 2007.

Cash used for acquisitions, net of cash acquired, was $114 million during the first nine months of 2008. Remaining deferred cash payments of $62 million for acquisitions completed in the second quarter of 2008 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2008. Cash generated by dispositions amounted to $56 million in the first nine months of 2008. In 2008, MMC generated net cash of $33 million from the sales of investments, compared with $133 million in the prior year.

MMC's additions to fixed assets and capitalized software, which amounted to $334 million in the first nine months of 2008 and $262 million in the first nine months of 2007, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

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

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2008 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$408	$408	$—	$—	$—
Long-term debt	3,201	—	567	517	2,117
Net operating leases	2,751	348	591	507	1,305
Service agreements	91	33	35	21	2
Other long-term obligations	62	25	37	—	—
Total	$6,513	$814	$1,230	$1,045	$3,424

The above does not include unrecognized tax benefits of $347 million, accounted for under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $50 million that may become payable within one year. The above does not include liabilities established under FIN 45 as MMC is unable to reasonably predict the timing of settlement of these liabilities.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies and ranks the sources of accounting principles and the framework for selecting the principles used to prepare financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendment to AU 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” MMC does not expect SFAS 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 applies to the calculation of earnings per share (“EPS”) under SFAS 128 “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP 03-6-1 indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS using the two-step method. FSP 03-6-1 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively (including interim statements, summaries of earnings and selected financial data) in conformity with the provisions of FSP 03-6-1. Early application is not permitted. MMC is assessing the impact of FSP 03-6-1.

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

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP applies to financial assets within the scope of SFAS 157 “Fair Value Measurements” (“SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. The FSP also provides guidelines regarding factors to consider when determining whether an investment is other-than-temporarily impaired, including, (1) the nature of the underlying investment (for example, whether the security is debt, equity or a hybrid) (2) the length of time and the extent to which the market value has been less than cost (3) the financial condition and near-term prospects of the issuer; or (4) the intent and ability of the holder to retain its investment in the issuer for a sufficient time to allow for any anticipated recovery in market value.

The SEC and FASB Staff stated that because fair value measurements and the assessment of impairment will likely require significant use of judgment, issuers must be sure to provide investors with clear and transparent disclosures.

MMC does not expect the adoption of this FSP to have a material impact on the financial statements.

On September 12, 2008, the FASB issued Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. The FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.

This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The amendments to SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008; earlier adoption is encouraged.

The FSP clarifies the Board’s intent that the disclosures required by Statement 161 “Disclosures about Derivative Instruments and Hedging Activities” should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. MMC does not expect the adoption of this FSP to have a material impact on the financial statements.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $42 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $94 million are accounted for using the cost method and $229 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Interest Rate, Credit and Equity Market Risk Related to Defined Benefit Pension Plans

As discussed in Note 11 to the consolidated financial statements, MMC maintains qualified and non-qualified defined benefit pension plans for U.S. and non-U.S. eligible employees. At December 31, 2007, assets in the plans exceeded $10 billion. Asset values have decreased during the current year primarily due to equity market conditions. The current asset allocation targets are 65% equities, 35% fixed income for the U.S. plans and 58% equities, 42% fixed income for the U.K. plans. Together these plans make up approximately 85% of plan assets worldwide. The assets of each plan are managed by outside investment managers with direction from MMC’s pension fiduciaries.

The assets and liabilities of these plans expose MMC to changes in the global equity and fixed income markets as well as changes in the interest rates used to value plan liabilities. Changes in the value of assets and liabilities in the plans may result in changes to the funded status as measured under generally accepted accounting principles. Changes in the funded status of the plans (i) would impact the amount of shareholders’ equity recorded in MMC consolidated balance sheets, (ii) could result in changes in future pension expense recognized in MMC’s consolidated statements of income and (iii) could require additional funding of the plans under applicable U.S. or international laws. Asset allocations are reviewed and adjusted based on a variety of factors, including market conditions and funded status.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

MMC did not repurchase any shares of its common stock during the third quarter of 2008. In August 2007, MMC’s Board of Directors authorized the repurchase by MMC from time to time of up to $1.5 billion of its common stock. Following completion of an $800 million accelerated share repurchase program in 2008, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2008	—	—	—	$700 million
August 1-31, 2008	—	—	—	$700 million
September 1-30, 2008	—	—	—	$700 million
Total 3Q 2008	—	—	—	$700 million

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

In August 2008, MMC announced that Vanessa A. Wittman had been appointed an Executive Vice President of MMC effective September 10, 2008, and would succeed Matthew B. Bartley as Chief Financial Officer of MMC by October 15, 2008. On October 15, 2008, Ms. Wittman was designated Chief Financial Officer of MMC and Mr. Bartley left the firm.

Item 6.      Exhibits.

3.2	Amended and Restated By-laws of Marsh & McLennan Companies, Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated September 18, 2008)

10.1	Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to MMC’s Current Report on Form 8-K dated August 21, 2008)

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: November 7, 2008	/s/ Robert J. Rapport
Robert J. Rapport
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

3.2	Amended and Restated By-laws of Marsh & McLennan Companies, Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated September 18, 2008)

10.1	Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to MMC’s Current Report on Form 8-K dated August 21, 2008)

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications