Form 10-K
period 2008-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2009-02-27
CIK 62709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Chicago Stock Exchange
London Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒. No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,534,370,893 based on the average of the high and low prices as reported on the New York Stock Exchange.

As of February 20, 2009, there were outstanding 514,983,929 shares of common stock, par value $1.00 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

¡	the impact of current financial market conditions on our results of operations and financial condition;

¡	the potential impact of legislative, regulatory, accounting and other initiatives which may be taken in response to the current financial crisis;

¡

our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the impact of current economic conditions on our cost of financing or ability to borrow;

¡	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

¡	the impact on our net income caused by fluctuations in foreign exchange rates;

¡	the potential impact of changes in interest rates and increased counterparty risk in the current economic environment;

¡	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

¡

the impact on risk and insurance services commission revenues of changes in the availability of, and the premiums insurance carriers charge for, insurance and reinsurance products, including the impact on premium rates and market capacity attributable to catastrophic events;

¡	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

¡	the challenges we face in achieving profitable revenue growth and improving operating margins at Marsh;

¡	the impact on our consulting segment of pricing trends, utilization rates, the general economic environment and legislative changes affecting client demand;

¡

the impact of competition, including with respect to pricing, the emergence of new competitors, and the fact that many of Marsh’s competitors are not constrained in their ability to receive contingent commissions;

¡

our exposure to potential liabilities arising from errors and omissions claims against us, including claims of professional negligence in providing actuarial services, such as those alleged by the Alaska Retirement Management Board and Milwaukee County against Mercer;

¡

the ultimate economic impact on MMC of contingencies described in the notes to our financial statements, including the risk of a significant adverse outcome in the shareholder lawsuit against MMC concerning the late 2004 decline in MMC’s share price;

i

¡	the potential impact of consolidation in the industries we serve, particularly in the reinsurance industry;

¡	our ability to successfully obtain payment from our clients of the amounts they owe us for work performed;

¡

the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across the jurisdictions in which we do business;

¡

our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

¡	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

¡	our ability to successfully recover should we experience a disaster or other business continuity problem;

¡	changes in applicable tax or accounting requirements; and

¡

potential income statement effects from the application of FIN 48 (“Accounting for Uncertainty in Income Taxes”) and SFAS 142 (“Goodwill and Other Intangible Assets”), including the effect of any subsequent adjustments to the estimates MMC uses in applying these accounting standards.

The factors identified above are not exhaustive. MMC and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, MMC cautions readers not to place undue reliance on its forward-looking statements, which speak only as of the dates on which they are made. MMC undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning MMC and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in MMC’s filings with the Securities and Exchange Commission, including the “Risk Factors” section in Part I, Item 1A of this report.

ii

iii

MARSH & McLENNAN COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.      BUSINESS.

References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (“MMC”) and one or more of its subsidiaries, as the context requires.

GENERAL

MMC is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; Oliver Wyman Group, the management consultancy; and Kroll, the risk consulting firm. With approximately 54,000 employees worldwide and 2008 consolidated revenue exceeding $11.5 billion, MMC provides analysis, advice and transactional capabilities to clients in more than 100 countries.

MMC conducts business through three operating segments:

¡

Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment primarily through Marsh and Guy Carpenter.

¡

Consulting includes human resource consulting and related outsourcing and investment services, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

¡	Risk Consulting and Technology includes risk consulting and related investigative, intelligence, financial, security and technology services. We conduct business in this segment through Kroll.

We describe our operating segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.

OUR BUSINESSES

Risk and Insurance Services

Risk and Insurance Services, comprising Marsh and Guy Carpenter, is MMC’s largest business segment. This segment generated 47% of MMC’s total operating segment revenue in 2008 and employs approximately 26,900 colleagues worldwide.

Marsh

Marsh is a world leader in delivering risk and insurance services and solutions to its clients. From its founding in 1871 to the present day, Marsh has provided thought leadership and innovation for clients and the insurance industry—introducing and promoting the concept and practice of client representation through brokerage, the discipline of risk management, the globalization of insurance and risk management services and many other new tools and service platforms.

Marsh generated approximately 40% of MMC’s total operating segment revenue in 2008. More than 24,000 Marsh colleagues provide risk management, risk consulting, insurance broking, alternative risk financing, and insurance program management services to a wide range of businesses, government entities and professional service organizations around the world in more than 100 countries. Marsh’s clients vary by size, industry, geography and risk exposures.

Insurance Broking and Risk Consulting

In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients’ risk management and insurance needs. Each client relationship is coordinated by a client executive who draws from the many industry and risk specialties within Marsh to assemble the resources needed to analyze, measure and assist a client in managing its various risks. Product and service offerings include program design and placement, post-placement program support and administration, claims advocacy, and a wide array of risk analysis and risk management consulting services. Services are organized and provided in three distinct business segments: Large Organizations, Mid-Size Organizations and Small & Medium Enterprise Organizations.

Large Organizations.  Marsh’s Global Risk Management (GRM) Practice focuses on clients with a broad footprint, including U.S.-based entities with global operations or international companies with U.S. exposures and insurance program elements. Generally, these clients have highly complex insurance and risk funding program needs, with a wide array of risk management consulting requirements. Marsh serves its more than 3,000 GRM clients using a global service model that provides customized solutions embracing risk transfer, risk mitigation and risk retention brokerage and consulting services. GRM includes the Multinational Practice, which specializes in the delivery of all multinational products and services, with a particular focus on programs that require the combination and coordination of global and local components. Colleagues in this practice specialize in understanding and prioritizing the local country and worldwide risk issues and needs of each client’s business, such as those arising from the local regulatory and legal environment.

Mid-Size Organizations.  Clients served in this segment (known as “National Brokerage” in the United States) are mid-size firms whose needs vary depending on industry, size, geography and the competitive environment in which they operate. Many of these clients do not have full-time risk managers and thus look to Marsh to provide the expertise, advice and solutions required by firms in their particular industries. Marsh colleagues help these clients develop tailored solutions for their operational and risk management needs, and coordinate all client program service and support activities. Marsh brokers provide these clients with insurance program placement, ongoing technical advice, and management of insurance market relationships.

Small & Medium Enterprise Organizations.  The small and medium enterprise (SME) sector is the fastest growing segment of many economies around the world, and its constituent organizations generally have special needs for efficient risk management. These clients demand service excellence and tend to rely heavily on programs and prepackaged products and solutions.

In 2008, Marsh established the Marsh & McLennan Agency to service small to middle market organizations that tend to be U.S.-based firms with little overseas insurance needs. The Agency is targeted to customers who seek market knowledge, experience and expertise in a streamlined manner at competitive prices, and who do not require highly customized product adaptations. The Agency will offer Commercial Property, Casualty, Directors & Officers Liability, Surety, Employee Benefits and Personal Lines products through a dedicated sales and service force in retail locations across the United States.

Risk, Specialty and Industry Practices

In further support of its clients’ strategic, operational and risk management objectives, Marsh provides consultative advice, brokerage and claims advocacy services through dedicated global Risk, Specialty and Industry Practices in the areas listed below. For both large and mid-size organizations, Practice colleagues apply their hands-on working knowledge of clients’ industry sectors, and the unique environments in which they operate, to help facilitate the requisite breadth of coverage and to reduce cost of risk.

Risk & Specialty Practices	Industry Practices

¡      Aviation & Aerospace

¡      Captive Solutions

¡      Casualty

¡       Claims

¡      Energy

¡      Environmental

¡       Financial and Professional (FINPRO)

¡      Marsh Risk Consulting (MRC)

¡      Marine

¡      Marsh Transaction Services Group (MTSG)

¡       Political Risk/Trade Credit

¡      Property

¡      Surety

¡      Agriculture & Fisheries

¡      Automotive

¡      Chemicals

¡       Communications, Media and
  Technology

¡      Construction

¡      Education

¡       Financial Institutions

¡      Forestry, Pulp & Paper

¡      Healthcare

¡       Hospitality & Gaming

¡      Life Sciences

¡      Manufacturing

¡       Mining, Metals & Minerals

¡      Power & Utilities

¡      Public Entities

¡       Real Estate

¡      Retail/Wholesale

¡      Sports, Entertainment & Events

¡       Transportation

Bowring Marsh

Bowring Marsh was established in 2008 to respond to clients’ growing needs and marketplace opportunity, specializing as an international placement broker for Property (including terrorism) and Casualty risks. Bowring Marsh utilizes placement expertise in major international insurance market hubs (including Bermuda, Dublin, London, Miami, Singapore and Zurich) and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.

Global Consumer—Affinity & Private Client Solutions

In addition to its main risk management and broking practices described above, Marsh operates a global consumer business that designs, sells, implements and administers insurance-related risk management and financial service programs for sponsoring clients and high-net-worth individuals. These programs include group product warranties, professional liability coverage, personal property and liability coverage, business owner protection, and other security-related products. Marsh professionals in this business provide consulting, broking, product and program design, marketing and administration or program management services to client sponsoring organizations, including employer groups, associations, financial institutions, membership organizations, corporate and other product and service providers. Other areas of the Consumer business include:

¡

Private Client Solutions:  offers high-net-worth individuals, families and their advisors a single source solution to manage their complete spectrum of risk, uphold their current quality of life and preserve their legacy. This business also offers key-person and executive benefit programs to organizations.

¡

Business Process Outsourcing Solutions:  provides comprehensive, “private label” back-office operational and marketing support services to leading insurers, financial institutions and other service businesses.

¡	Commercial Solutions: offers standardized insurance programs and administrative support—for both individual and commercial insurance products—to small businesses and franchise operations.

Risk Advice and Consulting

Marsh Risk Consulting (MRC) is a global organization comprised of consulting specialists dedicated to providing clients with advice and solutions across a comprehensive range of insurable and non-insurable risk issues, such as restructuring, acquisitions, product safety, patient safety, business interruption, supply chain, governance, workforce, intellectual property valuation and reputation. MRC helps clients identify exposures, assess critical business functions and evaluate existing risk treatment practices and strategies. MRC provides client services in five main areas of exposure:

¡	Business/Enterprise Risk: provides risk modeling and assessments, enterprise risk management, risk management optimization and reputational risk and crisis management.

¡

Claims and Litigation Support:  provides support and solutions to clients to assist in managing claim portfolios and resolving insured and uninsured losses and disputes of all kinds, as well as calculating losses and asset valuations. As of January 1, 2009, this group includes Kroll’s former valuation services practice.

¡

Operational Risk Management:  provides an integrated approach to managing and optimizing the impact of operational risks such as those associated with property (including natural hazards), supply chain, business continuity, and products (including recalls).

¡

Human Capital:  assists in protecting the quality of clients’ operational processes and the health and safety of their employees, focusing on issues such as absenteeism, safety and ergonomic programs and employment practices.

¡

Risk Technologies: provides software and services to help clients manage, collect, analyze and report on the data and workflow associated with risk, insurance, claims and legal matters within their organizations.

Captive Solutions

Operating from offices in 30 captive domiciles, along with consulting expertise residing in Marsh brokerage offices worldwide, Captive Solutions serves more than 1,100 captive facilities, including single-parent captives, reinsurance pools, risk retention groups and others. The Practice includes the Captive Advisory group—a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions, and Captive Management—an industry leader in managing captive facilities, providing administrative, consultative and insurance-related services.

Schinnerer Group

As one of the largest underwriting managers of professional liability and specialty insurance programs in the United States, Victor O. Schinnerer provides risk management and insurance solutions to clients through a network of 7,500 licensed brokers.

This group includes the ENCON Group Inc., a leading managing general agent in Canada. ENCON offers professional liability and construction insurance, as well as group and retiree benefits programs for individuals, professionals, organizations and businesses, through a national network of licensed insurance brokers and plan advisors.

Marsh Client Technologies

Marsh Client Technologies comprises MarshConnect, Marsh’s global client technology interface, and CS STARS, a leading provider of risk and claims management systems and related data services. MarshConnect provides Marsh clients with real-time information regarding their insurance portfolios and a broad range of risk and insurance market intelligence and research tools. The portal also provides a mutual workspace that facilitates information sharing and management between the Marsh account team and the client.

CS STARS serves the technology needs of risk management professionals, as well as insurance carriers and third-party administrators, through integrated software and services that support risk management, claims administration, compliance management, bill review, and data management.

Guy Carpenter

Guy Carpenter generated 7% of MMC’s total operating segment revenue in 2008. More than 2,200 Guy Carpenter professionals create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting. Run-off services and other reinsurance and insurance administration solutions are offered through Guy Carpenter affiliates on a fee basis.

Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which entails the transfer of part or all of the coverage provided by a single insurance policy.

Guy Carpenter provides reinsurance services in a broad range of specialty practice areas, including accident and health, agriculture, aviation, casualty clash (losses involving multiple policies or insureds), construction and engineering, excess and umbrella life, marine, medical, political risk and trade credit, professional liability, property, retrocessional reinsurance (reinsurance between reinsurers), surety, terror risk and workers compensation. Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities.

In addition, Guy Carpenter provides its clients with numerous reinsurance-related services, such as actuarial, enterprise risk management, financial and regulatory consulting, portfolio analysis and advice on the efficient use of capital. Guy Carpenter’s Instrat® unit delivers advanced risk assessment analytics, catastrophe modeling and exposure management tools to assist clients in the reinsurance decision-making process.

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

Consulting

Consulting is MMC’s second-largest business segment, generating 45% of total operating segment revenue in 2008 and employing approximately 23,000 colleagues worldwide. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

Mercer

With more than 19,000 professionals active in 41 countries, Mercer is a leading global provider of human resource consulting and related outsourcing and investment services. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated 31% of MMC’s total operating segment revenue in 2008.

Mercer operates in the following areas:

Retirement, Risk & Finance Consulting.  Mercer provides a wide range of strategic and compliance-related retirement services and solutions to corporate, governmental and institutional clients. Mercer assists clients worldwide in the design and governance of defined benefit, defined contribution and hybrid retirement plans. Mercer’s financial approach to retirement services enables clients to consider the benefits, accounting, funding and investment aspects of plan design and management in the context of business objectives and governance requirements.

Health & Benefits.  In its health & benefits business, Mercer assists public and private sector employers in the design, management and administration of employee health care programs; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides advice and solutions to employers on: total health management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers.

Other Consulting Lines.  Mercer’s human capital business advises organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness.

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

Outsourcing.  Through its outsourcing business, Mercer provides benefits administration services to clients globally. By delivering services across benefit domains and international borders, Mercer helps clients more efficiently manage their employee benefits programs. Mercer’s outsourcing business offers total benefits outsourcing, including administration and delivery for wealth, health and flexible benefits; total retirement outsourcing, including administration and delivery for retirement benefits; and stand-alone services for defined benefit administration, defined contribution administration, health benefits administration and flexible benefits programs.

Investment Consulting & Management.  Mercer provides investment consulting services to the fiduciaries of pension funds, foundations, endowments and other investors in more than 35 countries.

Mercer advises clients on all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.

Mercer’s investment management business provides multi-manager investment solutions, primarily for retirement plan assets, to institutional investors (such as retirement plan sponsors and trustees), and to individual investors (primarily through the inclusion of funds managed by Mercer on affiliated and third party defined contribution and financial advice platforms). These solutions include “one-stop” investment advisory and asset management solutions for plan sponsors, bundled services for frozen defined benefit plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. The investment management business offers a diverse range of investment options to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies in four geographic regions (US, Canada, Europe and Australia/New Zealand). As of December 31, 2008, Mercer’s investment management business had assets under management of more than $15.5 billion worldwide.

Oliver Wyman Group

With approximately 4,000 professionals based in 22 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated 13% of MMC’s total operating segment revenue in 2008.

Oliver Wyman is a leading global management consulting firm. Oliver Wyman’s consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management, organizational transformation, and leadership development. Industry groups include:

¡	Automotive;

¡	Aviation, Aerospace and Defense;

¡	Communications, Media and Technology;

¡	Energy;

¡	Financial services, including corporate and institutional banking, insurance, and retail and business banking;

¡	Industrial products and services;

¡	Health and life sciences;

¡	Retail and consumer products; and

¡	Surface transportation.

Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:

¡	Business Transformation. Oliver Wyman advises clients who face major strategic discontinuities and risks on business model transformation.

¡

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

¡

Finance and Risk.  Oliver Wyman works with CFOs and other senior finance and risk management executives of leading corporations and financial institutions to help them meet the challenges presented by their evolving roles and the needs of their organizations. Key areas of focus include risk, capital and performance measurement; performance and value-

based management; and risk governance amid regulatory changes. Oliver Wyman also offers actuarial consulting services to public and private enterprises, self-insured group organizations, insurance companies, government entities, insurance regulatory agencies and other organizations.

¡

Marketing and Sales.  Oliver Wyman advises leading firms in the areas of offer/pricing optimization; product/service portfolio management; product innovation; marketing spend optimization; value-based customer management; and sales & distribution model transformation.

¡

Operations and Technology.  Oliver Wyman offers market-leading IT organization design, IT economics management, Lean Six Sigma principles and methodologies, and sourcing expertise to clients across a broad range of industries.

¡

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

Risk Consulting & Technology

MMC’s Risk Consulting and Technology segment, which conducts business through Kroll, generated 9% of MMC’s total operating segment revenue in 2008.

Kroll is the world’s leading risk intelligence company. With approximately 3,900 colleagues in 30 countries, Kroll provides a wide range of consulting-based services and technology-enabled solutions to a global client base of law firms, financial institutions, corporations, non-profits, government agencies and individuals. During 2008, this segment also included the Corporate Advisory & Restructuring Group (CARG), which provided advice to stakeholders in financially-troubled companies. In the fourth quarter of 2008, MMC sold the restructuring businesses comprising this group to their senior executives in separate leveraged buyout transactions.

Consulting Services.  Kroll’s Consulting Services Group helps clients mitigate business, financial and physical risks to facilitate the achievement of their legal, operational and financial objectives.

Kroll’s business intelligence and investigations unit provides: reputational due diligence associated with investments and transactions; information gathering and analysis; investigative services; litigation support; assistance in locating misappropriated assets; and programs to protect intellectual property, prevent money laundering and ensure the integrity of vendors.

Kroll’s financial advisory services unit provides forensic accounting and litigation consulting to help clients uncover fraud, comply with securities and corporate governance regulations and assess financial damages for insurance claims and litigation. Through 2008, this unit also included a valuation services practice; this business was transferred to Marsh Risk Consulting in January 2009.

Kroll’s security services operation serves clients worldwide, including multinational corporations, government agencies, high-net-worth individuals, architectural firms, and private and public sector organizations. Services include: security consulting; architectural security engineering; executive protection; high risk environment intelligence and protective services; and crisis response programs. Kroll also conducts security clearance investigations of government personnel and monitors law enforcement agencies and other public and private entities’ compliance with federal consent decrees and other government mandates.

Litigation Support and Data Recovery.  Kroll’s Litigation Support and Data Recovery unit provides its services through Kroll Ontrack. Kroll Ontrack provides technology-driven services and software to help legal, corporate and governmental entities, as well as consumers, recover, search, analyze, produce and present electronic data efficiently and cost-effectively. These services are provided to organizations and individuals in the United States, Canada, Europe and Asia. In addition to its award-winning suite of software, Kroll Ontrack provides data recovery, advanced search, electronic and paper discovery, computer forensics, electronically stored information (“ESI”) consulting and trial consulting and presentation services.

Background Screening.  Kroll’s Background Screening companies provide organizations with comprehensive screening services that help them make informed choices in such critical areas as employment, lending, vendor selection, investment placement and academic institutional admissions. It also provides data breach incident management – including identity theft solutions for individuals.

Kroll Background Screening provides employment screening and substance abuse testing to corporate, institutional and government clients in the United States, Canada, Europe, Asia and Africa. Through its Fraud Solutions practice, it helps organizations and individuals address each phase of personal data theft detection and mitigation, from pre-breach preparedness, risk assessment and planning to post-event customer communication, investigation and resolution.

Kroll Factual Data offers credit-related information services to mortgage and consumer lending businesses, property management firms and governmental organizations in the United States.

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

Certain of MMC’s Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., a U.S.-registered broker-dealer and investment advisor, member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Also in the United States, Marsh uses the services of Interlink Securities Corp., primarily in connection with variable insurance products. Guy Carpenter provides advice on securities or investments in the European Union through MMC Securities (Europe) Ltd. (formerly GC Securities Ltd.), which is authorized and regulated by the FSA. Marsh receives investment management services in the European Union from another MMC subsidiary, Marsh Investment Service Limited, which is also regulated by the FSA. MMC Securities Corp., Interlink Securities Corp. and MMC Securities (Europe) Ltd. are indirect, wholly-owned subsidiaries of MMC.

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

Risk Consulting & Technology.  Certain of Kroll’s risk consulting and investigative activities are licensed and regulated at the federal, state and local level in the United States and abroad. Many of these activities also involve the use of data from outside sources, including third party vendors and governmental records. As a result, changes in existing, or the implementation of new laws and regulations, particularly relating to privacy, could interfere with Kroll’s historical access to and use of such data. Substance abuse testing laboratories operated by a Kroll subsidiary are certified on the federal level and licensed in a number of states.

Competitive Conditions

MMC faces strong competition in all of its businesses from providers of similar products and services. MMC also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see “Risks Relating to MMC Generally –Competitive Risks,” in Part I, Item 1A of this report.

Risk and Insurance Services.  MMC’s combined insurance and reinsurance services businesses are global in scope. The principal bases upon which our insurance and reinsurance businesses compete include the range, quality and cost of the services and products provided to clients. MMC encounters strong competition from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants, that provide risk-related services and products. Although the major global insurance brokerage firms against whom Marsh competes have, like us, stopped using contingent commission arrangements, many specialist, regional and local firms have not done so. The continuing acceptance of contingent commission revenue by certain of Marsh’s competitors may provide them greater pricing flexibility and put Marsh at a competitive disadvantage.

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

Mercer’s investment consulting and investment management businesses face competition from many sources, including multi-manager services offered by other investment consulting firms and financial institutions.

In many cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.

Risk Consulting & Technology.  In Risk Consulting and Technology, we face competition from local, regional, national and international firms that provide similar services in the fields of accounting, investigative and security services, consulting and technology services. Kroll’s Consulting Services Group faces competition from local, regional, national and international accounting firms who provide forensic accounting, litigation support and investigative services, as well as other specialist firms providing architectural engineering and security consulting services. Kroll’s Litigation Support and Data Recovery and Background Screening businesses face competition from a variety of law firms, independent service providers and technology companies.

Segmentation of Activity by Type of Service and Geographic Area of Operation.

Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 17 to the consolidated financial statements included under Part II, Item 8 of this report.

Employees

As of December 31, 2008, MMC and its consolidated subsidiaries employed approximately 54,400 people worldwide, including approximately 26,900 in risk and insurance services, approximately 23,000 in consulting and approximately 3,900 in risk consulting and technology. Approximately 600 individuals are employed by MMC at the parent-company level.

EXECUTIVE OFFICERS OF MMC

The executive officers of MMC are appointed annually by MMC’s Board of Directors. As of February 27, 2009, the following individuals were executive officers of MMC:

Ben F. Allen, age 44, is president and chief executive officer of Kroll, a position he assumed in March 2008. In July 2007 Mr. Allen was named chief operating officer of Kroll while continuing in his position as president of Kroll’s Technology Services Group. He led the Technology Services Group, comprised of Kroll Ontrack, Kroll Factual Data and Kroll’s background screening and substance abuse testing businesses, beginning in January 2005. Previously, Mr. Allen was president of Kroll Ontrack, the firm’s legal technologies and data recovery business, following Kroll’s acquisition of Ontrack Data International, Inc. in June 2002. Mr. Allen had been president and chief executive officer of Ontrack Data International since July 2001, and previously served in several roles for that firm, including as chief operating officer and general manager of the U.K. and France offices.

Orlando D. Ashford, age 40, is senior vice president, Human Resources, of MMC. Mr. Ashford joined MMC in September 2008. Prior to MMC, he was with the Coca-Cola Company since 2005 in human resource management, most recently as Group Director of Human Resources for Eurasia and Africa. While at Coca-Cola, Mr. Ashford reorganized and rebuilt the company’s corporate center HR team and headed a company-wide cultural change initiative. Prior to Coca-Cola, Mr. Ashford held positions with Motorola, the Delta Consulting Group (subsequently Mercer Delta Consulting), Ameritech and Andersen Consulting.

Peter J. Beshar, age 47, is executive vice president and general counsel of MMC. Before joining MMC in November 2004, Mr. Beshar was a litigation partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General’s office and as the special assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.

M. Michele Burns, age 51, is chairwoman and chief executive officer of Mercer. Ms. Burns joined MMC as executive vice president on March 1, 2006, assumed the position of chief financial officer of MMC on March 31, 2006 and moved to her current position with Mercer on September 25, 2006. Prior to joining MMC, Ms. Burns was executive vice president and chief financial officer since May 2004, and chief restructuring officer since August 2004, of Mirant Corporation, an energy company. Prior to joining Mirant, she was executive vice president and chief financial officer of Delta Air Lines, Inc. from August 2000 to April 2004. She held various other positions in the finance and tax departments of Delta beginning in January 1999. Delta filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

John P. Drzik, age 46, is president and chief executive officer of Oliver Wyman Group, a position he assumed in June 2006. From 2003 to 2006, Mr. Drzik was president of Mercer Oliver Wyman, which was formed following MMC’s acquisition of Oliver, Wyman & Company in 2003. He joined Oliver, Wyman & Company in 1984, became president in 1995, and was appointed chairman in 2000.

Brian Duperreault, age 61, is president and chief executive officer of MMC, a position he assumed in January 2008. Prior to joining MMC, Mr. Duperreault served as chairman and chief executive officer of ACE Limited from 1994 to 2004, and continued as chairman through the end of 2007. Prior to ACE, Mr. Duperreault was with American International Group (AIG) for more than 20 years, holding numerous positions and eventually becoming executive vice president of AIG Foreign General Insurance and chairman and chief executive of AIG’s American International Underwriters (AIU).

E. Scott Gilbert, age 53, is senior vice president and chief compliance officer of MMC. Prior to joining MMC in January 2005, he had been the chief compliance counsel of the General Electric

Company since September 2004. Prior thereto, he was counsel, litigation and legal policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney for the Southern District of New York.

Daniel S. Glaser, age 48, is chairman and chief executive officer of Marsh, a position he assumed in December 2007. Previously, he had been managing director of AIG Europe (U.K.) Limited, and the regional president of AIG’s American International Underwriters (AIU) U.K./Ireland division. He joined AIG in 2000 as president of the firm’s Global Energy Division. He was named managing director of AIG Europe (U.K.) in 2002. Mr. Glaser began his career in the insurance industry in 1982 as a Marsh broker. He worked at Marsh for a decade, serving in roles in New York, London and Saudi Arabia. Thereafter, he spent eight years at Willis, where he served as president and chief operating officer of Willis Risk Solutions, the Willis large accounts practice.

David Nadler, age 60, is vice chairman, office of the CEO, of MMC. Dr. Nadler founded the Delta Consulting Group, Inc., a consulting firm specializing in executive leadership and organizational change, in 1980. He served as chairman and chief executive officer of that firm until its acquisition by Mercer in 2000, when it became Mercer Delta Consulting. Dr. Nadler served as chairman and chief executive officer of Oliver Wyman’s Delta Organization & Leadership business through December 2005 and remains a senior partner of that firm.

Vanessa A. Wittman, age 41, is executive vice president and chief financial officer of MMC. Prior to joining MMC in September 2008, Ms. Wittman was chief financial officer and executive vice president of Adelphia Communications Corp. from 2003 to 2007. She joined Adelphia as part of a new executive team that oversaw one of the most complex bankruptcy cases in U.S. history. While there, Ms. Wittman was responsible for accounting, tax and internal audit functions; operational and field finance; corporate development; and the bankruptcy and investor relations teams. Prior to Adelphia, Ms. Wittman served as chief financial officer of 360networks, based in Seattle. She also has held positions with Microsoft, Metricom Inc. and Morgan Stanley.

Peter Zaffino, age 42, is president and chief executive officer of Guy Carpenter. Prior to assuming this position in February 2008, he had served since 2007 as executive vice president and head of Guy Carpenter’s U.S. treaty operations. Previously, Mr. Zaffino was responsible for treaty operations in Guy Carpenter’s U.S. eastern region and prior to that led the firm’s global specialty practices business. Before joining Guy Carpenter in 2001, Mr. Zaffino served in an executive role with a GE Capital portfolio company specializing in casualty treaty reinsurance.

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

MMC also posts on its website the following documents with respect to corporate governance:

¡	Guidelines for Corporate Governance;

¡	Code of Business Conduct and Ethics;

¡	procedures for addressing complaints and concerns of employees and others; and

¡	the charters of the Audit Committee, Compensation Committee, Compliance Committee and Directors and Governance Committee of MMC’s Board of Directors.

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

MMC’s operating companies provide numerous brokerage, consulting, actuarial and other services for clients around the world. As a result of these activities, we are subject to errors and omissions, or “E&O,” claims by clients and third parties who allege that they were damaged as a result of the operating company’s alleged failure to perform its services as expected, such as those claims alleged in separate lawsuits by the Alaska Retirement Management Board and Milwaukee County against Mercer. Certain E&O claims seek damages, including punitive damages, in amounts that could, if awarded, be significant and subject MMC, in addition to potential liability for monetary damages, to reputational harm and diversion of personnel and management resources. As described below, for certain policy years, we have limited third party insurance for E&O matters, including the Alaska Retirement Management Board and Milwaukee County matters.

MMC has varying levels of third party insurance coverage against E&O claims, depending on the policy year. To the extent that expected losses exceed MMC’s retention in any policy year, MMC records a liability and an asset for the amount that MMC expects to recover under its third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in years prior to policy year 2001-2002 in a material amount.

In policy years subsequent to 2001-2002, the availability of third-party insurance has declined significantly, which has caused MMC to assume increasing levels of self-insurance for its potential E&O exposures. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves, in accordance with SFAS No. 5 (“Accounting for Contingencies”), to provide for its loss retention. These reserves are reviewed quarterly and adjusted as developments warrant. Nevertheless, given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on MMC’s results of operations, financial condition or cash flow in a given quarterly or annual period.

Our compliance systems and controls cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. For example, our insurance and reinsurance services activities, as well as certain of our consulting and related activities, in the United Kingdom are under the jurisdiction of the Financial Services Authority. Compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. While we attempt to comply with all applicable laws and regulations, there can be no assurance that we, our employees, our consultants or our contractors are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license or approval, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations. In addition, these matters could have a material adverse effect on MMC by exposing us to negative publicity, reputational damage or harm to our client or employee relationships.

In most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew and revoke various licenses and approvals we need to conduct our activities. Such authorities may require MMC to incur substantial increases in costs in order to comply with such laws and regulations. In some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from those of regulatory authorities, we might be penalized or precluded from carrying on our previous activities. Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we provide services. Any significant impairment of our ability to conduct our business as we historically have done could have a material adverse effect on our business, results of operations or financial condition.

Finally, government involvement in the insurance or reinsurance markets could displace insurance or reinsurance currently available from the private market and adversely affect our financial condition and results of operations.

Improper disclosure of personal data could result in legal liability or harm our reputation.

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

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

We do business worldwide. In 2008, 54 percent of MMC’s total operating segment revenue was generated from operations outside the United States, and over one-half of our employees are located abroad. We expect to expand our non-U.S. operations further.

The geographic breadth of our activities subjects us to significant legal, economic, operational, market and reputational risks. These include, among others, risks relating to:

–	economic and political conditions in foreign countries, including the recent disruption in the global financial markets;

–	international hostilities, terrorist activities, natural disasters and infrastructure disruptions;

–	local investment or other financial restrictions that foreign governments may impose;

–

potential costs and difficulties in complying, or monitoring compliance, with rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the requirements of the U.S. Foreign Corrupt Practices Act, or other U.S. laws and regulations applicable to business operations abroad;

–	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

–	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

–	potential transfer pricing-related tax exposures that may result from the allocation of U.S.-based costs that benefit our non-U.S. businesses;

–

the length of payment cycles and potential difficulties in collecting accounts receivable, particularly in light of the increasing number of insolvencies in the current economic environment and the numerous bankruptcy laws to which they are subject;

–	engaging and relying on third parties to perform services on behalf of MMC;

–	potential difficulties in monitoring employees in geographically dispersed locations; and

–

potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, our operational size, the multiple locations from which we operate, and our existing back-up systems would provide us with an important advantage. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or personnel.

Our operations, particularly within our Consulting and Risk Consulting and Technology segments, are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

We regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

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

In our Risk and Insurance Services segment, we compete intensely against two other major global brokerage firms, Aon and Willis, for both client business and employee talent. We also face competition from a wide range of other insurance brokerage firms that operate on a regional, national or local scale; many of these firms, unlike Marsh, Aon and Willis, have not stopped accepting contingent commissions, and thus may have greater pricing flexibility than we do. We compete as well with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services. The above competition is intensified by an industry trend toward a “syndicated” or “distributed” approach to the purchase of insurance brokerage services, whereby a client engages multiple brokers to service different portions of the client’s account.

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

Across all of our businesses, our personnel are crucial to developing and retaining the client relationships on which our revenues depend. It is therefore very important for us to retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including:

–	the intense competition for talent in all of our businesses;

–	the general mobility of professionals in our businesses; and

–	the difficulties we may face in offering compensation of a type and amount (including equity-based compensation) sufficient to attract, motivate and retain valuable employees.

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

Consolidation in the industries that we serve could adversely affect our business.

Particularly in the current economic environment, companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.

Our businesses face rapid technological changes and our failure to adequately anticipate or respond to these changes could adversely affect our business and results of operations.

To remain competitive in many of our business areas, we must identify the most current technologies and methodologies and integrate them into our service offerings. For example, Guy Carpenter’s risk-modeling services are increasingly dependent on implementing advanced software and data-compilation tools; Kroll’s e-discovery business depends on advanced search technology and computerized document processing; and Mercer’s ability to price its outsourcing services competitively is highly dependent on the efficient and cost effective use of technology. If we do not make the correct technology choices or investments, or if our choices or investments are insufficiently prompt or cost-effective, our business and results of operations could suffer.

Financial Risks

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. These economic conditions have resulted in negative impacts on businesses and financial institutions, and financial services entities in particular. The current global economic crisis is having a significant effect on our Consulting and Risk Consulting and Technology segments in particular. Many of our clients have been reducing expenses, including amounts they spend on consulting services. If these economic conditions persist or deteriorate, they could potentially have a significant impact on our operations.

These economic conditions may reduce demand for our services or depress pricing of those services, which could have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Should it become necessary for us to further restructure our business, including reducing our work force, as a result of these market conditions or other factors that reduce the demand for our products and services, our ability to execute our business strategy could be adversely affected.

Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities.

Our cash investments, including those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, the values and liquidity of our investments could be adversely affected.

Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.

We are subject to exchange rate risk because some of our subsidiaries receive revenue other than in their functional currencies, and because we must translate the financial results of our foreign subsidiaries into U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions (primarily the United Kingdom), however, our Risk and Insurance Services operations generate revenue in a number of different currencies, but expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the profits of our operations. Exchange rate risk could have a material adverse effect on our financial condition, results of operations or cash flow.

Changes in interest rates and increased counterparty risk could reduce the value of our investment portfolio and adversely affect our financial condition or results.

The recent failures, bankruptcies, rescues and distressed acquisitions of previously highly rated financial institutions indicate a possibly dramatic realignment of companies in the financial services sector and reflect the market’s lack of a clear understanding of the financial health of financial institutions. Many widely-held investments previously rated investment grade have declined in value precipitously and unexpectedly in recent months, resulting in substantial trading and investment losses for corporate and other investors. In order to avoid these risks, investors have favored securities issued, guaranteed or supported by the U.S. or international governments, which has resulted in reduced yields on these and other investments considered to be lower risk. Although we generally employ a conservative investment strategy with respect to our cash investments, including those held in a fiduciary capacity, we may incur investment losses as a result of these unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty.

Credit rating downgrades would increase our financing costs and could subject us to operational risk.

Both Moody’s and Standard & Poor’s downgraded MMC’s senior debt credit rating in late 2004 and S&P announced a further downgrade in December 2007. Currently, MMC’s senior debt is rated Baa2 by Moody’s and BBB- by S&P. These ratings are the next-to-lowest investment grade rating for Moody’s, and the lowest investment-grade rating for S&P.

If we need to raise capital in the future (for example, in order to fund maturing debt obligations or finance acquisitions or other initiatives), any further credit rating downgrade would increase our financing costs, and could limit our access to financing sources. Further, we believe that a downgrade to a rating below investment-grade could result in greater operational risks through increased operating costs and increased competitive pressures.

Our pension obligations may cause MMC’s earnings and cash flows to fluctuate.

MMC has significant pension obligations to its current and former employees, totaling approximately $8.5 billion at December 31, 2008. The magnitude of our worldwide pension plans means that our earnings are comparatively sensitive to factors such as equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, rates of inflation and mortality assumptions. Variations in any of these factors could cause significant fluctuation in our earnings from year to year and may result in increased levels of contributions to our pension plans.

Acquisitions and Dispositions

We face risks when we acquire and dispose of businesses.

We have a history of making acquisitions, including our $1.9 billion acquisition of Kroll in July 2004 and a total of 44 acquisitions in the period 2005-2008 for aggregate purchase consideration of $593 million. We have also exited various businesses, including the sale of Putnam in August 2007 and the divestiture of three separate restructuring businesses – one in the U.S. and two in the U.K. – in 2008. We expect that targeted acquisitions and dispositions will continue to be part of our business strategy. Our success in this regard will depend on our ability to identify appropriate acquisition and disposition candidates and to complete with favorable results the transactions we decide to pursue.

While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our balance sheet. Given the significant size of

MMC’s goodwill and intangible assets, a write-down of this sort could have a material adverse effect on our results of operations in any given period. As of December 31, 2008, MMC’s consolidated balance sheet reflected $7.2 billion of goodwill and intangible assets, representing approximately 47 percent of MMC’s total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $3.7 billion; Consulting, $2 billion; and Risk Consulting and Technology, $1.1 billion.

When we dispose of businesses we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Putnam.

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT

Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 47 percent of MMC’s total operating segment revenue in 2008. Our business in this segment is subject to particular risks.

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

In late 2004, Marsh made significant changes to its business model, including the elimination of market service/contingent commission agreements with insurers. The elimination of market service revenue has negatively affected our financial results. In 2004, we recognized market service revenue of $516 million, relating to insurance placements made before October 1, 2004. By contrast, in 2005, 2006, 2007 and 2008 respectively, we recognized $114 million, $43 million, $3 million and $1.7 million of market service revenue relating to placements made before October 1, 2004. In addition to lost revenue, Marsh has and will likely continue to incur significant costs to ensure compliance with this business model and to provide disclosure relating thereto.

Although other large insurance brokers have similarly terminated the use of contingent commission agreements, many specialist, regional and local insurance brokers have not. To date, there has been no regulatory action to end the use of contingent commission arrangements throughout the brokerage industry, and it is therefore unclear to what extent many of our competitors will continue to accept contingent commission revenue. It is possible that Marsh will continue indefinitely to suffer competitive disadvantage compared to the brokers that have not given up the use of contingent commission arrangements. If that occurs, Marsh would continue to face pressure on its revenues, operating margin and market share.

In addition to the possibility of continued competitive disadvantage as described above, Marsh faces risks relating to the implementation of its new business model. Marsh is currently seeking to increase revenue through higher commissions and fees that are disclosed to its clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Marsh’s current business and compensation model continues to evolve and in some respects remains untested, including Marsh’s creation of placement hubs and the launch of Marsh & McLennan Agency for the small and emerging growth sector. We cannot be certain that it will generate the profitable revenue growth we are targeting. The inability to derive adequate revenues from Marsh’s current business and compensation model may significantly impede improvement in our operating results and profitability.

Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.

Demand for many types of insurance and reinsurance generally rises and falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would inhibit our ability to generate commission revenue; and may decide not to purchase our risk advisory services, which would inhibit our ability to generate fee revenue. Moreover, a growing number of insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the market place.

RISKS RELATING TO OUR CONSULTING AND RISK CONSULTING AND TECHNOLOGY SEGMENTS

Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 45 percent of our total operating segment revenue in 2008. Our Risk Consulting and Technology segment, conducted through Kroll, represented 9 percent of our total operating segment revenue in 2008. Our businesses in these two segments are subject to particular risks.

Demand for our services might decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition, or changes in government regulation.

Our Consulting and Risk Consulting and Technology segments have historically achieved significant annual revenue growth. Despite this history, however, the current global economic conditions have resulted in negative impacts on businesses and financial institutions, and financial services entities in particular. Many of our clients, especially in the financial services industry, have been reducing expenses, including amounts spent on consulting services. The evolving needs or financial circumstances of our clients may challenge our ability to increase revenues and profitability and reduce demand for our services. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.

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

The profitability of our Consulting and Risk Consulting and Technology businesses depends in part on ensuring that our consultants maintain adequate utilization rates (i.e., the percentage of our consultants’ working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

–	our ability to transition consultants promptly from completed projects to new assignments, and to engage newly hired consultants quickly in revenue-generating activities;

–	our ability to continually secure new business engagements, particularly because a portion of our work is project-based rather than recurring in nature;

–	our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;

–	our ability to manage attrition;

–	unanticipated changes in the scope of client engagements;

–	the potential for conflicts of interest that might require us to decline client engagements that we otherwise would have accepted;

–	our need to devote time and resources to sales, training, professional development and other non-billable activities; and

–	general economic conditions.

The factors listed above, and therefore also our utilization rates for service personnel, have been adversely affected by recent macroeconomic conditions. If the utilization rate for our consulting professionals continues to decline, our profit margin and profitability would suffer.

In addition, the profitability of our Consulting and Risk Consulting and Technology businesses depends on the prices we are able to charge for our services. Our pricing power is affected by a number of factors, including:

–	clients’ perception of our ability to add value through our services;

–	market demand for the services we provide;

–	our ability to develop new services and the introduction of new services by competitors;

–	the pricing policies of our competitors;

–	changes in the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and

–	general economic conditions.

Our pricing has also been adversely affected by the current economic crisis. If we are unable to achieve and maintain adequate billing rates for our consultants, our profit margin and profitability could suffer.

Our quarterly revenues and profitability may fluctuate significantly.

Quarterly variations in revenues and operating results at Mercer, Oliver Wyman Group and Kroll may occur due to several factors. These include:

–	the significance of client engagements commenced and completed during a quarter;

–	the unpredictability of the timing and amount of success fees;

–	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

–	fluctuations in consultant hiring and utilization rates and clients’ ability to terminate engagements without penalty;

–	seasonality at Mercer due to the impact of regulatory deadlines and other timing factors to which our clients are subject;

–	the success of our strategic acquisitions, alliances or investments;

–	macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets; and

–

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

If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. The increasing number of insolvencies in the current economic environment and the numerous bankruptcy laws to which they are subject could also adversely affect our ability to collect receivables or unbilled services. Timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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

MMC’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of MMC’s common stock during 2008 and 2007 and each quarterly period thereof:

	2008 Stock Price Range		2007 Stock Price Range

	High	Low	High	Low

First Quarter	$29.56	23.79	$31.75	28.30
Second Quarter	$29.38	24.60	$33.90	29.06
Third Quarter	$36.82	26.08	$31.60	24.02
Fourth Quarter	$32.35	20.96	$27.00	23.12
Full Year	$36.82	20.96	$33.90	23.12

On February 26, 2009, the closing price of MMC’s common stock on the NYSE was $18.21.

MMC did not repurchase any shares of its common stock during the fourth quarter of 2008. In August 2007, MMC’s Board of Directors authorized the repurchase by MMC from time to time of up to $1.5 billion of its common stock. Following completion of an $800 million accelerated share repurchase program in 2008, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1-31, 2008	__	__	__	$700 million
Nov. 1-30, 2008	__	__	__	$700 million
Dec. 1-31, 2008	__	__	__	$700 million

Total 4Q 2008	__	__	__	$700 million

Item 6.      Selected Financial Data.

Marsh & McLennan Companies, Inc. and Subsidiaries

FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2008	2007	2006	2005	2004	Compound Growth Rate 2003-2008
Revenue	$11,587	$11,177	$10,340	$9,899	$9,873	3%
Expenses:
Compensation and Benefits	7,207	6,958	6,449	6,287	6,073	3%
Other Operating Expenses	3,577	3,373	2,943	3,175	2,853	5%
Goodwill Impairment Charge	540	—	—	—	—
Regulatory and Other Settlements	—	—	—	30	618
Total Expenses	11,324	10,331	9,392	9,492	9,544	3%
Operating Income	263 (a)	846 (a)	948 (a)	407 (a)	329	(4)%
Interest Income	48	95	60	44	20
Interest Expense	(220)	(267)	(303)	(332)	(219)
Investment Income (Loss)	(12)	173	207	183	153	N/A
Income Before Income Taxes and Minority Interest	79	847	912	302	283	(23)%
Income Taxes	137	295	272	95	100
Minority Interest, Net of Tax	11	14	8	6	8
(Loss) Income From Continuing Operations	(69)	538	632	201	175	N/A
Discontinued Operations, Net of Tax	(4)	1,937	358	203	1	N/A
Net (Loss) Income	$(73)	$2,475	$990	$404	$176	N/A
Basic (Loss) Income Per Share Information:
(Loss) Income From Continuing Operations	$(0.13)	$1.00	$1.15	$0.37	$0.33	N/A
Discontinued Operations	$(0.01)	$3.60	$0.65	$0.38	$—	N/A
Net (Loss) Income	$(0.14)	$4.60	$1.80	$0.75	$0.33	N/A
Average Number of Shares Outstanding	514	539	549	538	526
Diluted (Loss) Income Per Share Information:
(Loss) Income From Continuing Operations	$(0.13)	$0.99	$1.14	$0.37	$0.33	N/A
(Loss) Income From Discontinued Operations	$(0.01)	$3.54	$0.62	$0.37	$—	N/A
Net (Loss) Income	$(0.14)	$4.53	$1.76	$0.74	$0.33	N/A
Average Number of Shares Outstanding	514	546	557	543	535

Dividends Paid Per Share	$0.80	$0.76	$0.68	$0.68	$1.30

Return on Average Stockholders’ Equity	N/A	36%	18%	8%	3%

Year-end Financial Position:
Working capital	$1,398	$1,961	$1,058	$1,390	$(258)
Total assets	$15,206	$17,359	$18,137	$17,892	$18,498
Long-term debt	$3,194	$3,604	$3,860	$5,044	$4,691
Stockholders’ equity	$5,722	$7,822	$5,819	$5,360	$5,056
Total shares outstanding (net of treasury shares)	514	520	552	546	527
Other Information:
Number of employees	54,400	56,100	52,600	51,900	59,300
Stock price ranges—
U.S. exchanges— High	$36.82	$33.90	$32.73	$34.25	$49.69
— Low	$20.96	$23.12	$24.00	$26.67	$22.75

(a)	Includes net restructuring costs of $335 million, $98 million, $87 million and $317 million in 2008, 2007, 2006 and 2005, respectively.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Part II, Item 7 of this report, for discussion of significant items affecting our results of operations in 2008, 2007 and 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. MMC’s subsidiaries include Marsh, which provides Risk and Insurance Services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; Oliver Wyman Group, which provides management consulting and other services and Kroll, which provides risk consulting and technology services. MMC’s approximately 54,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related investment and outsourcing services, and specialized management, economic and brand consulting services. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. During the fourth quarter of 2008, MMC disposed of its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts.

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

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2008	2007	2006
Revenue	$11,587	$11,177	$10,340
Expense
Compensation and benefits	7,207	6,958	6,449
Other operating expenses	3,577	3,373	2,943
Goodwill impairment charge	540	—	—
Operating expenses	11,324	10,331	9,392
Operating Income	$263	$846	$948
(Loss) Income from Continuing Operations	$(69)	$538	$632
Discontinued Operations, net of tax	(4)	1,937	358
Net (Loss) Income	$(73)	$2,475	$990
(Loss) Income from Continuing Operations Per Share:
Basic	$(0.13)	$1.00	$1.15
Diluted	$(0.13)	$0.99	$1.14
Net (Loss) Income Per Share:
Basic	$(0.14)	$4.60	$1.80
Diluted	$(0.14)	$4.53	$1.76
Average number of shares outstanding:
Basic	514	539	549
Diluted	514	546	557
Shares outstanding at December 31,	514	520	552

Consolidated operating income was $263 million in 2008 compared with $846 million in the prior year. The 2008 results include the negative impact of a $540 million goodwill impairment charge related to the Risk Consulting & Technology segment and restructuring related items of $388 million in 2008, including the $28 million loss on the sale of the U.K. restructuring businesses, compared with restructuring costs of $105 million in 2007. Excluding these charges, consolidated operating income was $1.2 billion in 2008 compared with $951 million in 2007.

Risk and Insurance Services operating income increased $118 million to $460 million in 2008 compared with 2007, or 35%, despite an increase of $149 million in restructuring and related charges.

Consulting’s operating income decreased $51 million to $555 million in 2008. Restructuring and related charges in 2008 at Mercer were $40 million compared with $8 million of such charges recorded in 2007.

Risk Consulting & Technology incurred an operating loss of $497 million in 2008 compared with $98 million of operating income in 2007. Operating results in 2008 include the $540 million goodwill impairment charge, restructuring and related charges of $17 million and a loss on the disposal of its U.K. restructuring businesses of $28 million. There were no similar charges recognized in this segment in 2007.

Corporate expenses increased $55 million to $255 million in 2008. In 2008, corporate expenses include $85 million of restructuring and related charges primarily resulting from estimated future rent and other real estate costs to exit space in MMC’s New York headquarters building and previously vacated space in the U.K. and other locations. Restructuring and related charges were $28 million in 2007.

The consolidated net loss was $73 million in 2008, which includes charges of $928 million related to the goodwill impairment and restructuring and related charges, compared with net income of $2.5 billion in the prior year. Results for 2007 include a $1.9 billion gain on the disposal of Putnam, partly offset by restructuring and related charges of $105 million.

Discontinued operations in 2007 primarily includes the gain on disposal of Putnam.

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

	Year Ended December 31,			Components of Revenue Change
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Risk and Insurance Services
Marsh	$4,524	$4,369	4%*	1%	—	2%*
Guy Carpenter	803	854	(6)%	1%	—	(7)%
Fiduciary Interest Income	139	177	(22)%	1%	—	(23)%
Total Risk and Insurance Services	5,466	5,400	1%	1%	—	—
Consulting
Mercer	3,642	3,368	8%	—	1%	7%
Oliver Wyman Group	1,554	1,516	2%	1%	3%	(2)%
Total Consulting	5,196	4,884	6%	—	2%	4%
Risk Consulting & Technology
Kroll	866	815	6%	—	4%	2%
Corporate Advisory and Restructuring	127	172	(26)%	(1)%	—	(25)%
Total Risk Consulting & Technology	993	987	1%	—	4%	(3)%
Total Operating Segments	11,655	11,271	3%	1%	1%	1%
Corporate/Eliminations	(68)	(94)
Total Revenue	$11,587	$11,177	4%	1%	1%	2%

	Year Ended December 31,			Components of Revenue Change
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Marsh:
EMEA	$1,706	$1,618	5%	2%	—	3%
Asia Pacific	412	374	10%	2%	—	8%
Latin America	252	239	6%	5%	(5)%	6%
Total International	2,370	2,231	6%	2%	—	4%
U.S. and Canada	2,154	2,138	1%	—	—	1%
Total Marsh	$4,524	$4,369	4%*	1%	—	2%*
Mercer:
Retirement	$1,178	$1,079	9%	—	4%	5%
Health and Benefits	898	827	9%	1%	—	8%
Other Consulting Lines	555	509	9%	2%	(1)%	8%
Total Mercer Consulting	2,631	2,415	9%	1%	1%	7%
Outsourcing	702	682	3%	(1)%	—	4%
Investment Consulting & Management	309	271	14%	(2)%	—	16%
Total Mercer	$3,642	$3,368	8%	—	1%	7%
Kroll:
Litigation Support and Data Recovery	$326	$272	20%	—	14%	6%
Background Screening	263	297	(11)%	—	—	(11)%
Risk Mitigation and Response	277	246	12%	—	—	12%
Total Kroll	$866	$815	6%	—	4%	2%
*	Marsh’s revenue growth and underlying revenue growth were 3.6% and 2.4%, respectively. The columns do not add due to rounding.

	Year Ended December 31,			Components of Revenue Change
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2007	2006
Risk and Insurance Services
Marsh	$4,369	$4,263	3%	4%	—	(1)%
Guy Carpenter	854	832	3%	2%	—	1%
Fiduciary Interest Income	177	168	6%	4%	—	2%
Total Risk and Insurance Services	5,400	5,263	3%	4%	—	(1)%
Consulting
Mercer	3,368	3,020	12%	5%	—	7%
Oliver Wyman Group	1,516	1,204	26%	5%	3%	18%
Total Consulting	4,884	4,224	16%	5%	1%	10%
Risk Consulting & Technology
Kroll	815	763	7%	2%	(2)%	7%
Corporate Advisory and Restructuring	172	210	(18)%	5%	—	(23)%
Total Risk Consulting & Technology	987	973	1%	2%	(1)%	—
Total Operating Segments	11,271	10,460	8%	4%	—	4%
Corporate/Eliminations	(94)	(120)
Total Revenue	$11,177	$10,340	8%	4%	—	4%

	Year Ended December 31,			Components of Revenue Change
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2007	2006
Marsh:
EMEA	$1,618	$1,541	5%	7%	—	(2)%
Asia Pacific	374	335	12%	8%	—	4%
Latin America	239	208	15%	7%	—	8%
Total International	2,231	2,084	7%	7%	—	—
U.S. and Canada	2,138	2,179	(2)%	1%	—	(3)%
Total Marsh	$4,369	$4,263	3%	4%	—	(1)%
Mercer:
Retirement	$1,079	$984	10%	5%	—	5%
Health and Benefits	827	751	10%	2%	—	8%
Other Consulting Lines	509	445	14%	3%	—	11%
Total Mercer Consulting	2,415	2,180	11%	4%	—	7%
Outsourcing	682	635	7%	6%	1%	—
Investment Consulting & Management	271	205	33%	9%	—	24%
Total Mercer	$3,368	$3,020	12%	5%	—	7%
Kroll:
Litigation Support and Data Recovery	$272	$226	20%	2%	4%	14%
Background Screening	297	278	7%	1%	1%	5%
Risk Mitigation and Response	246	259	(5)%	3%	(10)%	2%
Total Kroll	$815	$763	7%	2%	(2)%	7%

Revenue

Consolidated revenue for 2008 increased 4% to $11.6 billion compared with $11.2 billion in 2007, reflecting a 2% increase in underlying revenue, a 1% increase from acquisitions and a 1% positive impact of foreign currency translation.

Revenue in the Risk and Insurance Services segment increased 1% compared with 2007. Underlying revenue growth was flat for the total Risk and Insurance Services segment, reflecting a 2% increase in Marsh, offset by a 7% decrease in Guy Carpenter, and a 23% decrease in fiduciary interest income. Consulting revenue increased 6%, resulting from an 8% increase at Mercer and 2% growth at Oliver Wyman Group. On an underlying basis, revenue increased 4% reflecting a 7% increase in Mercer, and a decrease of 2% in Oliver Wyman Group. Revenue increased 1% in Risk Consulting & Technology, but decreased 3% on an underlying basis. During the fourth quarter of 2008, MMC disposed of its U.S. and U.K. restructuring businesses, which are included in the Risk Consulting & Technology segment.

In 2007, Risk and Insurance Services revenue increased 3% compared with 2006. Underlying revenue decreased 1% for the total Risk and Insurance Services segment, reflecting a 1% decrease in Marsh, which includes a $40 million decrease in market service revenue, partly offset by a 1% increase in Guy Carpenter and a 2% increase in fiduciary interest income. Consulting revenue increased 16%, resulting from a 12% increase in Mercer’s businesses and 26% growth in Oliver Wyman Group. On an underlying basis, revenue increased 7% in Mercer, 18% in Oliver Wyman Group and 10% for the Consulting segment in total. Revenue increased 1% in Risk Consulting & Technology, but growth was flat on an underlying basis.

Expenses

Consolidated operating expenses in 2008 increased 10%, which included the $540 million goodwill impairment charge recorded in 2008 and a $283 million increase from restructuring and related charges in 2008 as compared with 2007. Excluding these two items, expenses decreased 4% in 2008 compared with 2007 and were essentially flat on an underlying basis.

Consolidated operating expenses in 2007 increased 10% compared with 2006. Operating expenses increased 5% on an underlying basis in 2007 compared with 2006. The increase in underlying expenses was due to higher compensation and benefit costs driven by the Consulting segment due to increased volume across all practices, increased advertising, primarily in insurance services, and favorable professional liability experience in 2006.

Restructuring and Related Activities

Actions Initiated in 2008

In 2008, MMC implemented restructuring actions which resulted in costs totaling $312 million primarily related to severance and benefits costs and the loss on the disposal of our U.K. restructuring businesses. These costs were incurred as follows: Risk and Insurance Services—$218 million, Consulting—$40 million, Risk Consulting & Technology—$45 million, and Corporate—$9 million. These activities resulted in the elimination of approximately 1,660 positions at Marsh, 360 positions at Guy Carpenter, 490 positions at Mercer, 300 positions in Risk Consulting & Technology and 85 positions at Corporate. In addition, Marsh outsourced approximately 700 positions as part of its U.K. back office outsourcing initiative. The annualized cost savings from these actions are expected to be approximately $290 million. MMC expects to incur additional restructuring charges in the first half of 2009.

Actions Initiated Prior to 2008

In 2008, MMC recorded $76 million of restructuring charges related to actions initiated in prior years, primarily due to a charge of $62 million for estimated future rent and real estate costs to exit five floors in MMC’s New York headquarters building that was part of the restructuring plan announced in 2006, and $11 million related to changes in the estimated costs for future rent related to previously vacated properties in the U.K. and other locations. These amounts were recorded in Corporate.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam Investments Trust for $3.9 billion in cash. The gain on disposal and Putnam’s results of operations through the date of sale, are included in discontinued operations in the accompanying consolidated statements of income. As described in Note 5 to the consolidated financial statements, MMC provided certain indemnities related to the transaction, and also has established liabilities for uncertain tax positions. As these issues are resolved, or as facts and circumstances related to these issues change in the future, the related liabilities will be adjusted and will be recorded in discontinued operations.

Other Businesses Exited

During the fourth quarter of 2008, MMC sold its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts. Based on the terms and conditions of the disposals, MMC determined it has “continuing involvement” in these businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. MMC recorded a loss of $28 million on the disposition of the U.K. Corporate Advisory and Restructuring businesses. The net assets of these U.K. businesses were written-off upon transfer to the new owners. MMC will receive royalties on future revenue of these businesses over the next four years. The royalties will be recognized when earned under the terms of the contract and when collectibility is reasonably assured. The transfer of the U.S. restructuring business was financed with a seller note. If MMC receives interest and principal payments as scheduled for the U.S. business, it will recover the value of the net assets transferred to the new owners and recognize a gain on the disposal of $18 million.

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

Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically provide for segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest is now segregated within the segment from the other revenues of Marsh and Guy Carpenter, as shown in the charts on pages 29 and 30.

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2008	2007	2006
Revenue	$5,466	$5,400	$5,263
Compensation and Benefits	3,299	3,318	3,207
Other Operating Expenses	1,707	1,740	1,579
Expense	5,006	5,058	4,786
Operating Income	$460	$342	$477
Operating Income Margin	8.4%	6.3%	9.1%

Revenue

Revenue in Risk and Insurance Services increased 1% in 2008 compared with 2007, reflecting the positive impact of foreign currency exchange fluctuations, and was flat on an underlying basis.

In Marsh, revenue increased 4% from last year, reflecting a 1% positive impact of currency translation and a 2% increase in underlying revenue. Client revenue retention increased by 3 percentage points over 2007. New business production also remained strong. On a geographic basis, Marsh’s international revenue increased 6% while the U.S. and Canada increased 1% compared with 2007.

Guy Carpenter revenue decreased 6% in 2008 compared with 2007 or 7% on an underlying basis. Reinsurance premium rates declined during the year across most coverages.

Fiduciary interest income decreased 22% in 2008, or 23% on an underlying basis, primarily due to lower interest rates, and to a lesser extent, lower average invested funds.

Revenue in Risk and Insurance Services increased 3% in 2007 compared with 2006 reflecting the positive impact of foreign currency exchange fluctuations partly offset by a decrease in underlying revenue.

Expense

Expenses in the Risk and Insurance Services segment decreased 1% in 2008 compared with the prior year, reflecting a 2% decrease in underlying expenses, partly offset by a 1% increase related to the impact of foreign exchange. The reduction in compensation and benefits expense in 2008 compared with 2007 reflects a reduction in headcount during the year and a decline in benefits expenses partly offset by increased incentive compensation costs and higher severance costs at both Marsh and Guy Carpenter. The decrease in other expenses reflects the continued focus on expense control and primarily relate to reductions in travel, entertainment, meetings, and marketing and advertising. These decreases were partly offset by higher restructuring and related costs in 2008 compared with 2007, and a $33 million charge in the third quarter of 2008 related to a professional liability claim.

In 2007, expenses in the Risk and Insurance Services segment increased 6% over the prior year. The increase in expenses reflected higher salary costs due to increased headcount during the second half of the year; the impact of foreign currency exchange fluctuations; costs associated with Marsh’s advertising campaign initiated in the spring of 2007; incremental expenses related to the departure of Marsh’s former CEO; and the effect of favorable professional liability experience in 2006. These increases were partly offset by lower restructuring and related costs compared with 2006 and reduced incentive compensation accruals.

Consulting

MMC conducts business in its Consulting segment through two main business groups. Mercer includes practice groups specializing in retirement, health and benefits, outsourcing, and investment consulting and management. Oliver Wyman Group provides specialized management and economic and brand consulting services.

The major component of Consulting’s revenue, in both Mercer and Oliver Wyman Group, is fees paid by clients for advice and services. Mercer, principally through its health & benefits line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s outsourcing businesses consists principally of fees based on assets under administration.

Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also subject to competition due to the introduction of new products and services, broad trends in employee demographics, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of investment management services and retirement trust and administrative services are significantly affected by securities market performance.

The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2008	2007	2006
Revenue	$5,196	$4,884	$4,224
Compensation and Benefits	3,204	2,953	2,651
Other Operating Expenses	1,437	1,325	1,108
Expense	4,641	4,278	3,759
Operating Income	$555	$606	$465
Operating Income Margin	10.7%	12.4%	11.0%

Revenue

Consulting revenue in 2008 increased 6% compared with 2007 comprising 8% growth at Mercer and 2% growth at Oliver Wyman Group. Revenue for the segment increased 4% on an underlying basis. Within Mercer, the revenue increase of 8% reflects growth in retirement of 9%, health and benefits of 9%, other consulting lines of 9%, outsourcing of 3% and investment consulting & management of 14%. Mercer’s revenue grew 7% on an underlying basis. Oliver Wyman Group grew 2%, but decreased 2% on an underlying basis, compared with the same period last year.

Consulting revenue in 2007 increased 16% compared with 2006. Revenue for Mercer increased 12%, or 7% on an underlying basis driven by strong growth throughout its businesses. Oliver Wyman Group revenues grew 26%, or 18% on an underlying basis, compared with the same period in 2006.

Expense

Consulting expenses increased 8% in 2008 compared with 2007, or 6% on an underlying basis. Compensation and benefit costs increased due to a higher volume of activity at Mercer, largely in the first three quarters of the year. As part of its ongoing effort to realize operational efficiencies, Mercer reduced its headcount in the fourth quarter of 2008, resulting in a $40 million restructuring charge. The increase in other operating expenses reflects a $70 million increase resulting from expenses that are reimbursable by clients.

Consulting expenses increased 14% in 2007 compared with 2006, reflecting higher compensation costs due to an increased volume of business, higher incentive compensation commensurate with improved operating performance and the impact of foreign currency translation.

Risk Consulting & Technology

MMC’s Risk Consulting & Technology segment which comprises the activity of Kroll and Corporate Advisory and Restructuring, includes risk consulting, and related investigative, intelligence, financial, security and technology services.

During the fourth quarter of 2008, MMC sold its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts. Based on the terms and conditions of the disposals, MMC determined it has “continuing involvement” in these businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. MMC recorded a loss of $28 million on the disposition of the U.K. restructuring businesses. The net assets of the U.K. businesses were written-off upon transfer to the new owners. MMC will receive royalties on future revenue of these businesses over the next four years. The royalties will be recognized when earned under the terms of the contract and when collectibility is reasonably assured. The transfer of the U.S. restructuring business was financed with a seller note. If MMC receives interest and principal payments as scheduled for the U.S. business, it will recover the value of the net assets transferred to the new owners and recognize a gain on the disposal of $18 million.

Kroll receives compensation primarily in the form of fees paid by clients. These fees are typically earned on an hourly, project, fixed fee or per-unit basis. Kroll’s revenue is subject to changes in international economic and regulatory conditions, including the levels of mortgage applications and new employment. Kroll is also subject to normal competitive forces such as pricing pressures, demand for professional staff and new product development on the part of competitors, particularly in technology services.

The results of operations for the Risk Consulting & Technology segment are presented below:

(In millions of dollars)	2008	2007	2006
Revenue	$993	$987	$973
Compensation and Benefits	473	467	428
Other Operating Expenses	477	422	402
Goodwill Impairment Charge	540	—	—
Expense	1,490	889	830
Operating Income (Loss)	$(497)	$98	$143
Operating Income Margin	N/A	9.9%	14.7%

Revenue

Risk Consulting & Technology revenues increased 1% compared with 2007, but decreased 3% on an underlying basis. Revenue in Kroll’s litigation support and data recovery and risk mitigation and response businesses increased 6% and 12%, respectively, on an underlying basis compared with 2007. Revenues in Kroll’s background screening business decreased 11% due to declines in both employment and mortgage related background screening. Corporate Advisory and Restructuring revenue was $127 million in 2008, compared with $172 million in 2007. Due to the disposal of the U.S. and U.K. restructuring businesses, future results will only include revenue earned by MMC under the royalty arrangements discussed earlier.

Risk Consulting & Technology revenues increased 1% in 2007 compared with 2006, and were flat on an underlying basis. Revenue in Kroll’s litigation support and data recovery and background screening increased 14% and 5%, respectively, on an underlying basis compared with 2006. This was offset by a 23% decrease in Corporate Advisory and Restructuring revenue due to weaker demand for these services, including lower client success fees, for completed engagements compared with 2006.

Expense

Risk Consulting & Technology expenses in 2008 increased 68% compared with 2007. Expenses in 2008 included the $540 million goodwill impairment charge, restructuring charges of $17 million and the $28 million loss on the disposal of the U.K. restructuring businesses. Excluding these items, Risk Consulting & Technology expenses for 2008 increased 2% compared with 2007 and were essentially the same as last year on an underlying basis.

Risk Consulting & Technology expenses increased 7% in 2007 compared with 2006. Approximately half of the increase results from acquisitions and the impact of foreign currency fluctuation. The remaining increase reflects higher compensation in the Corporate Advisory and Restructuring and the

background screening businesses, as well as increased costs for outside services in the background screening business due to a higher volume of business. In addition, expenses in 2006 included a credit related to the early termination of a licensing agreement.

Discontinued Operations

Results of discontinued operations in 2008 include the effects of three discontinued operations –Putnam, Mediservice and Kroll Crucible – which are discussed in more detail below.

With regard to Putnam, discontinued operations in 2008 includes (1) the impact of immaterial corrections and other adjustments to the fourth quarter of 2007 tax provision related to the transaction, (2) adjustments to the tax provision to reflect differences between tax returns filed in 2008 and the initial estimated provisions, and (3) interest on liabilities for certain tax-related indemnities provided as part of the transaction. In the first quarter of 2008, Marsh completed the sale of Mediservice, a claims administration operation in Brazil. The gain on this disposal, net of tax, is included in discontinued operations in 2008. In the third quarter of 2008, Kroll completed the sale of Kroll Crucible (“Crucible”), a division of its government services operation. The loss on this disposal, net of tax, is included in discontinued operations in 2008.

In 2007, discontinued operations include the gain on the sale of Putnam, as well as Putnam’s operating income through August 2, 2007 and, in 2006, include the operating income from Putnam, Sedgwick Claims Management Services (“SCMS”), Kroll Security International (“KSI”) and Price Forbes. Discontinued operations in 2006 also include the gain on disposal of SCMS and a charge to reduce the carrying value of Price Forbes’ assets to fair value.

The following depicts the results of discontinued operations including revenue and expense detail for Putnam:

(In millions of dollars)	2008	2007	2006
Putnam:
Revenue	$—	$798	$1,385
Expense	—	636	1,082
Operating Income	—	162	303
Minority interest and other discontinued operations	—	(2)	1
Provision for income tax	—	71	118
Income from discontinued operations, net of tax	—	89	186
Gain on disposal of discontinued operations	29	2,965	298
Provision for income tax	33	1,117	126
(Loss) Gain on disposal of discontinued operations, net of tax	(4)	1,848	172
Discontinued operations, net of tax	$(4)	$1,937	$358

Corporate Items

Corporate Expenses

Corporate expenses were $255 million in 2008, compared to $200 million in 2007. In 2008, expenses include $85 million of restructuring and related charges comprising a $62 million charge related to estimated future rent and other real estate costs to exit five floors in MMC’s New York headquarters building and previously vacated space in the U.K. and other locations. In 2007, restructuring and related items were $28 million. Expenses in 2008 include a $10 million credit for a payment from U.S. Investigative Services, Inc. (“USIS”) in connection with the hiring of MMC’s former CEO, partly offset by costs related to the departure of several senior executives.

Corporate expenses were $200 million in 2007, compared to $137 million in 2006. In 2007, corporate expenses included $28 million for restructuring and related charges, including a credit from an accrual adjustment related to the separation of former MMC senior executives, compared with a credit of $31 million of such items in 2006 that included a $74 million gain on the sale of five floors in MMC’s headquarters building. In 2007, corporate expenses also included incremental costs of $14 million related to the departure of MMC’s former CEO.

Interest

Corporate interest income decreased from $95 million in 2007 to $48 million in 2008. The decrease primarily reflects the combined effect of lower average interest rates and a lower level of invested balances in 2008 compared with the prior year. The invested balances in the second half of 2007 were higher primarily due to proceeds received from the Putnam transaction, which were subsequently used to repurchase MMC shares, pay down debt and pay taxes on the gain on the disposal. Interest expense of $220 million in 2008 decreased from $267 million in 2007. The decrease in interest expense is due to a decrease in the average level of debt outstanding compared to the prior year.

Interest income earned on corporate funds was $95 million in 2007, an increase of $35 million over 2006. The increase in interest income reflects generally higher average interest rates in 2007 compared with 2006, and higher invested balances during the second half of the year resulting from the receipt of proceeds from the Putnam transaction, discussed above. Interest expense of $267 million in 2007 decreased from $303 million from 2006. The decrease in interest expense was primarily due to a decrease in the average level of debt compared with the prior year.

Investment Income (Loss)

In 2008, investment losses were $12 million, primarily due to mark-to-market declines on Risk Capital Holding’s private equity investments. This compared with $173 million of gains in the prior period, primarily related to mark-to-market gains on private equity fund investments and gains from the sale of investments.

Income Taxes

MMC’s consolidated effective tax rate in 2008 was significantly impacted by the non-deductibility of the goodwill impairment charge. The 2007 consolidated effective tax rate of 34.9% primarily reflects the unfavorable impact of international tax law changes in 2007.

MMC’s consolidated effective tax rate was 34.9% in 2007 compared to 29.8% in 2006. The change primarily reflects the unfavorable impact of international tax law changes in 2007 and the release of valuation allowances on certain deferred tax assets in 2006.

The effective tax rate is sensitive to the geographic mix and repatriation of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. This also could result in foreign tax credit carryforwards arising in future periods for which a valuation allowance may be required. Furthermore, losses in certain jurisdictions cannot be offset by earnings from other operations, and may result in the need for valuation allowances against deferred tax assets which would affect the rate.

In 2007, MMC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment resulting from new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. Such adjustments could have a material impact on MMC’s effective tax rate, net income, and cash flows in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $135 million within the next 12 months due to settlement of audits and expiration of statutes of limitation.

Liquidity and Capital Resources

MMC’s liquidity needs are primarily for operating expenses, capital expenditures, servicing debt, funding pension obligations, paying dividends on outstanding stock and funding acquisitions. As a holding company, MMC’s primary source for meeting these requirements is cash flows from operating subsidiaries. Other sources of liquidity include borrowing facilities discussed below in financing cash flows.

Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheet as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for MMC.

Operating Cash Flows

MMC generated $837 million of cash from operations in 2008 compared with a use of cash of $385 million in 2007. These amounts reflect the net income (loss) reported by MMC during those periods, excluding gains or losses from investments and the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. Payment of accrued liabilities in 2008 includes approximately $170 million for regulatory settlements. This represents the final payment related to the settlement with the NYAG and NYSID as discussed in Note 16 and is consistent with the amount paid in 2007. In 2007, cash outflows included tax payments of $933 million related to the disposition of businesses, primarily Putnam. Although the cash proceeds from the Putnam transaction are included in investing cash flows, SFAS 95 specifies that the related payment of taxes be included in operating cash flows and not allocated to other cash flow categories.

MMC’s expected funding for its U.S. non-qualified and non-U.S. pension plans in 2009 is approximately $21 million and $370 million, respectively. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan for 2008 or 2009. Funding requirements for non-U.S. plans vary by country. Contribution rates are determined by the local actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of MMC’s cash flows, including dividends, investments and share repurchases.

During 2008, MMC’s defined benefit pension plans were negatively impacted by the severe downturn in the global equity markets. Defined benefit assets experienced market declines of approximately 18% in the U.S. and approximately 14% in the U.K., our largest plan.

Pension liabilities are largely dependent on the discount rate set as of year end. In the U.S., interest rates declined dramatically over the last two months of 2008, resulting in a lower year-end discount rate than the prior year end. This contributed to a $300 million increase in the projected benefit obligation for the U.S. plans. While our U.S. plans show a funding deficit as of the end of 2008, no contributions to the U.S. plan are required in 2009.

Due to an increase in the discount rate and a reduction in inflation expectations, our U.K. plan liabilities decreased slightly in local currency terms in 2008. Although we make scheduled contributions to the U.K. plan throughout the year, in January 2009, we made a discretionary pension contribution of $70 million to the plan. We expect to contribute a similar amount in the second quarter of 2009. These contributions are included in the $370 million of expected contributions noted above. Overall, MMC’s aggregate pension expense in 2009 will be similar to that of 2008.

During 2008, MMC contributed approximately $20 million to the U.S. pension plans and $250 million to the significant non-U.S. pension plans, compared with $20 million for U.S. plans and $189 million for significant non-U.S. plans in 2007.

In September 2006, the FASB issued SFAS 158. SFAS 158 requires that MMC recognize on a prospective basis the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded Plans as a net benefit plan liability. The offsetting adjustment to the amount of assets and liabilities required to be recognized is recorded in Accumulated Other Comprehensive Income, net of tax, in MMC’s 2006 year-end balance sheet. Subsequent changes in the funded status are recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006. The impact of adopting SFAS 158 resulted in a reduction in assets of $660 million and an increase in liabilities of $245 million, including a related adjustment to tax benefits of $423 million. The net impact of adopting SFAS 158 was a reduction of MMC’s stockholders’ equity of $905 million in 2006 (or $804 million including an adjustment for the impact of recording a reduction to the minimum pension liability prior to the adoption of SFAS 158). In 2007, the improved funded status of the Plans resulted in a net increase to equity of $708 million. In 2008, the decrease in the funded status of the Plans resulted in a net decrease to equity of $988 million. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions, contributions to the Plans, and changes in assumptions to reflect information available at the respective measurement dates. Significant items impacting the funded status of the U.S. and U.K. plans in 2008 are discussed above. In 2007, the funded status of MMC’s Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2007, reflecting a general widening of credit spreads on high quality corporate debt obligations and by contributions and asset returns.

Financing Cash Flows

Net cash used for financing activities was $540 million in 2008 compared with $2.6 billion of net cash used for financing activities in 2007. During 2008, MMC reduced outstanding debt by approximately $260 million. During 2007, MMC reduced outstanding debt by approximately $1.1 billion and repurchased $1.3 billion of its common stock. These actions are discussed more fully below.

Debt Repayment

During 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the repayment of these notes.

During 2007, MMC utilized commercial paper and bank borrowings, as well as cash on hand, to manage liquidity, including the funding of maturing bonds and the repurchase of shares. In the first quarter of 2007, MMC’s 5.375%, five-year $500 million senior notes matured. MMC’s three-year floating rate $500 million senior notes matured in the third quarter of 2007. MMC used a portion of its proceeds from the Putnam transaction to pay down outstanding commercial paper and revolving credit facility borrowings. At December 31, 2008, no commercial paper or revolving credit facility borrowings were outstanding.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility will expire in December 2010. There were no borrowings outstanding under this facility at December 31, 2008.

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

MMC also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $285 million at December 31, 2008 and $265 million at December 31, 2007. There were no outstanding borrowings under these facilities at December 31, 2008.

Share Repurchases

In August 2007, MMC entered into an $800 million accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the agreement, MMC paid the full $800 million purchase price and took delivery from the counterparty of an initial tranche of 21,320,530 shares of MMC common stock, which were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the delivery date. This number of shares was the quotient of the $800 million purchase price divided by a contractual “cap” price of $37.5225 per share. Based on the market price of MMC’s common stock over the subsequent settlement period, in March 2008 the counterparty delivered to MMC an additional 10,751,000 shares for no additional payment and the transaction was concluded. MMC thus repurchased a total of 32,071,630 shares at an average price per share to MMC of $24.9442. The repurchased shares were reflected as an increase in Treasury shares (a decrease in shares outstanding) on the respective delivery dates. This transaction was effected under a $1.5 billion share repurchase authorization granted by MMC’s Board of Directors in August 2007. MMC remains authorized to repurchase additional shares of its common stock up to a value of $700 million. There is no time limit on this authorization.

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

MMC did not repurchase any shares in 2008.

Dividends

MMC paid total dividends of $412 million in 2008 ($0.80 per share), $413 million ($0.76 per share) in 2007 and $374 million ($0.68 per share) in 2006.

Investing Cash Flows

Net cash used for investing activities amounted to $348 million in 2008. This compares with $3.0 billion of net cash generated from investing activities in 2007, primarily due to the Putnam transaction. Cash used for acquisitions totaled $126 million in 2008 compared with $206 million in 2007. Remaining deferred cash payments of approximately $60 million related to acquisitions completed in 2008 and prior years are recorded in accounts payable and accrued liabilities or in other liabilities in the consolidated balance sheets at December 31, 2008. Cash provided by the sale of securities was $20 million in 2008. In 2007, cash provided by the sale of securities of $78 million was partly offset by cash used to purchase investments of $44 million.

MMC’s additions to fixed assets and capitalized software, which amounted to $386 million in 2008 and $378 million in 2007, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $81 million in connection with its investments in Trident II and other funds managed by Stone Point Capital, LLC. The majority of MMC’s investment commitments for funds managed by Stone Point Capital, LLC are related to Trident II, the investment period for which is now closed for new investments. Any remaining capital calls for Trident II would relate to follow-on investments in existing portfolio companies or for management fees or other partnership expenses. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of December 31, 2008:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$408	$408	$—	$—	$—
Long-term debt	3,198	—	567	518	2,113
Net operating leases	2,937	386	682	532	1,337
Service agreements	145	54	46	29	16
Other long-term obligations	60	25	35	—	—
Total	$6,748	$873	$1,330	$1,079	$3,466

The above does not include unrecognized tax benefits of $293 million, accounted for under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $20 million that may become payable during 2009. The above does not include liabilities established under FIN 45 as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable during 2009.

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

Interest income generated from MMC’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates, particularly short-term interest rates.

MMC had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2008
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits (Note 1)	$1,685
Fiduciary cash and investments (Note 1)	$3,297

These investments and debt instruments are discussed more fully in the above-indicated Notes to the consolidated financial statements.

Based on the above balances, if short-term interest rates decrease by 10%, or 13 basis points over the course of the year, annual interest income, including interest earned on fiduciary funds, would decrease by approximately $4 million.

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

Foreign Currency Risk

The translated values of revenue and expense from MMC’s international Risk and Insurance Services and Consulting operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 54% of total revenue. Note 17 details revenue by geographic area. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business.

Equity Price Risk

MMC holds investments in public and private companies, as well as in certain private equity funds managed by Stone Point Capital. Publicly traded investments of $21 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $91 million are accounted for using the cost method and $207 million are accounted for using the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 I” (“SFAS 158”). SFAS 158 requires that MMC recognize the funded status of its overfunded defined benefit pension and retiree medical plans (the “Plans”) as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in MMC’s consolidated balance sheets. MMC adopted the provisions of SFAS 158, prospectively, on December 31, 2006.

The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. MMC believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust them as appropriate. Based on its current assumptions, MMC expects pension expense in 2009 to be essentially the same as 2008.

Future pension expense or credits will depend on plan provisions, future investment performance, future assumptions and various other factors related to the populations participating in the pension plans. Holding all other assumptions constant, a half-percentage point change in the rate of return and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which comprise approximately 85% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease

(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return	(16.5)	(28.9)	16.5	28.9
Discount Rate	(19.2)	(41.8)	28.7	46.8

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

Tax law requires items be included in MMC’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for and amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. MMC evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. MMC also considers tax-planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior carryback years if carryback is permitted under the appropriate tax law. The underlying assumptions MMC uses in forecasting future taxable income require significant judgment and take into account MMC’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carryforwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

Fair Value Determinations

Investment Valuation—MMC holds investments in both public and private companies, as well as certain private equity funds. The majority of the public investments are accounted for as available for sale securities under SFAS No. 115. Certain investments, primarily investments in private equity funds are accounted for using the equity method under APB Opinion No. 18. Although not directly recorded in MMC’s consolidated balance sheets, MMC’s defined benefit pension plans hold investments of approximately $8 billion. The fair value of these investments determines in part, the over- or under-funded status of those plans, which is included in MMC’s consolidated balance sheets. MMC periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. MMC bases its review on the facts and circumstances as they relate to each investment. Fair value of investments in private equity funds is determined by the Funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of MMC’s investments. MMC reviews with the fund manager the appropriateness of valuation results for significant private equity investments.

Goodwill Impairment Testing—Under SFAS 142, MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As previously disclosed, MMC performed an interim goodwill impairment assessment in its Risk Consulting & Technology segment which resulted in impairment charges totaling $540 million recorded in the first and second quarters of 2008. MMC completed its 2008 annual review in the third quarter of 2008 and concluded that goodwill was not impaired. The fair value estimates used in this assessment are dependent upon assumptions and estimates about the future profitability and other financial ratios of our reporting units, as well as relevant financial data, recent transactions and market valuations of comparable public companies. If in the future, the performance of our reporting units varies significantly from our projections or our assumptions or estimates about future profitability of our reporting units change, the estimated fair value of our reporting units could change materially and could result in an impairment of goodwill.

Share-based Payment

SFAS 123R “Share-based Payment”, requires among other things, that the estimated fair value of stock options be charged to earnings. Significant management judgment is required to determine the appropriate assumptions for inputs such as volatility and expected term necessary to estimate option values. In addition, management judgment is required to analyze the terms of the plans and awards granted thereunder to determine if awards will be treated as equity awards or liability awards, as defined by SFAS 123R.

As of December 31, 2008, there was $16.8 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.4 years. Also as of December 31, 2008, there was $288 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards.

See Note 9 to the consolidated financial statements for additional information regarding the adoption of SFAS 123R.

New Accounting Pronouncements

Note 1 contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on MMC’s financial results, if determinable.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

See the information set forth under the heading “Market Risk and Credit Risk” above under Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Item 8.      Financial Statements and Supplementary Data.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31,
(In millions, except per share figures)	2008	2007	2006
Revenue	$11,587	$11,177	$10,340

Expense:
Compensation and benefits	7,207	6,958	6,449
Other operating expenses	3,577	3,373	2,943
Goodwill impairment charge	540	—	—
Operating expenses	11,324	10,331	9,392

Operating income	263	846	948
Interest income	48	95	60
Interest expense	(220)	(267)	(303)
Investment income (loss)	(12)	173	207
Income before income taxes and minority interest	79	847	912
Income taxes	137	295	272
Minority interest, net of tax	11	14	8
(Loss) Income from continuing operations	(69)	538	632
Discontinued operations, net of tax	(4)	1,937	358
Net (loss) income	$(73)	$2,475	$990
Basic net (loss) income per share — Continuing operations	$(0.13)	$1.00	$1.15
— Net income	$(0.14)	$4.60	$1.80
Diluted net (loss) income per share — Continuing operations	$(0.13)	$0.99	$1.14
— Net income	$(0.14)	$4.53	$1.76
Average number of shares outstanding — Basic	514	539	549
— Diluted	514	546	557
Shares outstanding at December 31,	514	520	552

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,
(In millions of dollars)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,685	$2,133
Receivables
Commissions and fees	2,418	2,614
Advanced premiums and claims	86	77
Other	354	302
	2,858	2,993
Less—allowance for doubtful accounts and cancellations	(103)	(119)
Net receivables	2,755	2,874
Other current assets	344	447
Total current assets	4,784	5,454
Goodwill and intangible assets	7,163	7,759
Fixed assets, net	969	992
Pension related assets	150	1,411
Other assets	2,140	1,743
	$15,206	$17,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$408	$260
Accounts payable and accrued liabilities	1,688	1,670
Regulatory settlements — current portion	—	177
Accrued compensation and employee benefits	1,224	1,290
Accrued income taxes	66	96
Total current liabilities	3,386	3,493
Fiduciary liabilities	3,297	3,612
Less — cash and investments held in a fiduciary capacity	(3,297)	(3,612)
	—	—
Long-term debt	3,194	3,604
Retirement and postemployment benefits	1,217	709
Liability for errors and omissions	512	596
Other liabilities	1,175	1,135
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, Issued 560,641,640 shares in 2008 and 2007	561	561

Additional paid-in capital	1,245	1,242
Retained earnings	7,237	7,732
Accumulated other comprehensive loss	(2,098)	(351)
	6,945	9,184
Less — treasury shares at cost, 46,375,622 in 2008 and 40,249,598 in 2007	(1,223)	(1,362)
Total stockholders’ equity	5,722	7,822
	$15,206	$17,359

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,
(In millions of dollars)	2008	2007	2006
Operating cash flows:
Net (loss) income	$(73)	$2,475	$990
Adjustments to reconcile net income to cash generated from operations:
Goodwill impairment charge	540	—	—
Depreciation and amortization of fixed assets and capitalized software	332	366	391
Amortization of intangible assets	72	76	97
Provision for deferred income taxes	103	12	60
(Gains)/losses on investments	20	(176)	(222)
(Gains)/losses on disposition of assets	52	(1,833)	(218)
Accrual of stock-based compensation	34	71	116
Changes in assets and liabilities:
Net receivables	270	(321)	(157)
Other current assets	(18)	370	(651)
Other assets	(106)	49	(73)
Accounts payable and accrued liabilities	(149)	(350)	682
Accrued compensation and employee benefits	(76)	(28)	94
Accrued income taxes	(159)	(1,141)	(242)
Other liabilities	(211)	(4)	(184)
Effect of exchange rate changes	206	49	103
Net cash (used for) provided by operations	837	(385)	786
Financing cash flows:
Proceeds from issuance of debt	—	3	322
Repayments of debt	(260)	(1,120)	(888)
Purchase of treasury shares	—	(1,300)	—
Issuance of common stock	132	186	181
Dividends paid	(412)	(413)	(374)
Net cash used for financing activities	(540)	(2,644)	(759)
Investing cash flows:
Capital expenditures	(386)	(378)	(307)
Net sales (purchases) of long-term investments	97	211	(15)
Proceeds from sales related to fixed assets	11	11	136
Dispositions	56	3,357	375
Acquisitions	(126)	(206)	(221)
Other, net	—	1	(12)
Net cash provided by (used for) investing activities	(348)	2,996	(44)
Effect of exchange rate changes on cash and cash equivalents	(397)	77	73
(Decrease) Increase in cash and cash equivalents	(448)	44	56
Cash and cash equivalents at beginning of period	2,133	2,089	2,033
Cash and cash equivalents at end of period	1,685	2,133	2,089

Cash and cash equivalents – reported as discontinued operations	—	—	(74)
Cash and cash equivalents – continuing operations	$1,685	$2,133	$2,015

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31,
(In millions, except per share figures)	2008	2007	2006

COMMON STOCK
Balance, beginning and end of year	$561	$561	$561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,242	$1,138	$1,143
SFAS 123I periodic compensation costs and implementation adjustment	11	155	90
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits	(8)	(51)	(95)
Balance, end of year	$1,245	$1,242	$1,138

RETAINED EARNINGS
Balance, beginning of year	$7,732	$5,691	$4,989
Net (loss) income (a)	(73)	2,475	990
Dividend equivalents paid	(10)	(8)	(8)
Dividends declared—(per share amounts: $.80 in 2008, $.76 in 2007, $.51 in 2006)	(412)	(413)	(280)
FIN 48 cumulative charge	—	(13)	—
Balance, end of year	$7,237	$7,732	$5,691

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(351)	$(1,272)	$(756)
Foreign currency translation adjustments (b)	(770)	235	305
Unrealized investment holding losses net of reclassification adjustments (c)	11	(22)	(17)
Net changes under SFAS 158, net of tax (d)	(988)	708	—
Initial adoption of SFAS 158, net of tax	—	—	(905)
Minimum pension liability adjustment (e)	—	—	101
Balance, end of year	$(2,098)	$(351)	$(1,272)

TREASURY SHARES
Balance, beginning of year	$(1,362)	$(299)	$(577)
Purchase of treasury shares	—	(1,300)	—
Acquisitions	—	—	2
Issuance of shares under stock compensation plans and employee stock purchase plans	139	237	276
Balance, end of year	$(1,223)	$(1,362)	$(299)
TOTAL STOCKHOLDERS’ EQUITY	$5,722	$7,822	$5,819
TOTAL COMPREHENSIVE (LOSS) INCOME (a+b+c+d+e)	$(1,820)	$3,396	$1,379

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

As discussed in Note 5, MMC disposed of several businesses from 2006 through 2008, which are classified as discontinued operations in these financial statements.

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment primarily through Marsh and Guy Carpenter.

The Consulting segment provides advice and services to the managements of organizations in the areas of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

The Risk Consulting & Technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients. These services fall into two main business groups: Consulting, which includes corporate advisory and restructuring services, consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll. In the fourth quarter of 2008, MMC disposed of its U.S. and U.K. restructuring businesses. As described in Note 5, MMC recorded a loss of $28 million on the disposition of the U.K. restructuring businesses. The net assets of the U.K. businesses were written-off upon transfer to the new owners. MMC will receive royalties on future revenue of these businesses over the next four years. The royalties will be recognized when earned under the terms of the contracts and when collectibility is reasonably assured. The transfer of the U.S. restructuring business was financed with a seller note. In accordance with the accounting guidance in Topic 5e, assets and liabilities related to the U.S. restructuring business of approximately $33 million and $22 million, respectively, are included in MMC’s consolidated balance sheet at December 31, 2008. If MMC receives interest and principal payments as scheduled for the U.S. business, it will recover the value of the net assets transferred to the new owners and recognize a gain on the disposal of $18 million.

On August 3, 2007, Great-West Lifeco Inc. completed the purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase included Putnam’s interest in the T.H. Lee private equity business. Items related to Putnam that impacted discontinued operations in 2008 are described in Note 8 to these consolidated financial statements. The pre-tax gain on the transaction and Putnam’s results through August 2, 2007 are included in discontinued operations in the accompanying consolidated statements of income in 2007 and Putnam’s comparative operating results are included in discontinued operations in 2006.

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

Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds amounted to $149 million in 2008, $193 million in 2007, and $180 million in

2006. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Fiduciary assets include approximately $900 million of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at December 31, 2008 on these securities were $17 million.

Net uncollected premiums and claims and the related payables were $8.6 billion and $9.2 billion at December 31, 2008 and 2007, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered, interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in MMC’s reinsurance operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.

As part of the sale of MMC Capital’s private equity management business in 2005, MMC retained the right to receive certain performance fees related to the Trident II and Trident III private equity partnerships. MMC has deferred the recognition of such performance fee revenue of $77 million at December 31, 2008. This revenue is based on the investment performance over the life of each private equity fund, and future declines in fund performance from current levels may result in the forfeiture of such revenue. MMC recognizes performance fee revenue when such fees are no longer subject to forfeiture, which for the $77 million noted above, may take a number of years to resolve.

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

The components of fixed assets are as follows:

December 31, (In millions of dollars)	2008	2007
Furniture and equipment	$1,152	$1,257
Land and buildings	395	410
Leasehold and building improvements	723	699
`	2,270	2,366
Less-accumulated depreciation and amortization	(1,301)	(1,374)
	$969	$992

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

Certain investments,  primarily investments in private equity funds, are accounted for using the equity method under APB 18 using a consistently applied three-month lag period. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at fair value. MMC records its proportionate share of the change in fair value of the funds in earnings which amounted to a loss of $11 million in 2008 and gains of $140 million and $153 million in 2007 and 2006, respectively. Securities recorded using the equity method are included in Other assets in the consolidated balance sheets.

Gains, net of incentive compensation, or losses recognized in earnings from the investment securities described above are included in investment income (loss) in the consolidated statements of income. Costs related to management of MMC’s investments, including incentive compensation partially derived from investment income and (loss), are recorded in operating expenses.

Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. MMC performs an annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. MMC had no indefinite lived identified intangible assets at December 31, 2008 or 2007.

Capitalized Software Costs:  MMC capitalizes certain costs to develop, purchase or modify software for the internal use of MMC. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $214 million and $242 million, net of accumulated amortization of $433 million and $450 million at December 31, 2008 and 2007, respectively, are included in Other assets in the consolidated balance sheets.

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

U.S. Federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at December 31, 2008 amounted to approximately $2.2 billion. However, if these earnings were not considered permanently reinvested, the incremental tax liability which otherwise might be due upon distribution, net of foreign tax credits, would be approximately $110 million.

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

For the Years Ended December 31, (In millions, except average stock price)	2008	2007	2006
Net income (loss)	$(73)	$2,475	$990
Less: Potential minority interest expense associated with the Putnam Class B common shares	—	(4)	(13)
Net income (loss) for diluted earnings per share	$(73)	$2,471	$977
Basic weighted average common shares outstanding	514	539	549
Dilutive effect of potentially issuable common shares	—	7	8
Diluted weighted average common shares outstanding	514	546	557
Average stock price used to calculate common stock equivalents	$27.24	$28.59	$29.06

There were 50.7 million, 58.8 million and 64.4 million stock options outstanding as of December 31, 2008, 2007 and 2006, respectively. The calculation above includes approximately 3 million common stock equivalents related to stock options for the years ended December 31, 2007 and 2006. There were 7 million common stock equivalents in 2008 that would have increased diluted weighted average common shares outstanding, however, they have not been included in the calculation since the Company reported a net loss.

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

Reclassifications and Corrections:  Certain reclassifications have been made to prior year amounts to conform with current year presentation, in particular with regard to reclassification of certain items between compensation and benefits and other operating expenses in the consolidated income statements amounting to $73 million and $66 million in 2007 and 2006, respectively.

During 2008, MMC recorded corrections to (1) the 2007 tax provision related to the Putnam transaction in the third quarter of 2008; and (2) foreign currency transaction gains and losses related to certain inter-company balances. The correction related to foreign currency transactions represents the net impact of gains arising in 2007 and prior years and a loss arising in 2008, which resulted in a net charge of $17 million in the fourth quarter of 2008. Under relevant accounting guidance, an entity must consider the materiality of errors on both the “iron curtain” and “rollover” methods. Because MMC recorded the adjustment, there is no unrecorded misstatement at December 31, 2008 under the iron curtain method. When considering this error using the rollover method, MMC’s loss from continuing operations in 2008 would have been approximately $30 million higher if the gains related to prior years had been correctly recorded in those prior years. MMC determined that the impact of these corrections was immaterial to its current and prior period financial statements when taken as a whole.

New Accounting Pronouncements:  Effective January 1, 2008, MMC adopted the provisions of SFAS No. 157 related to items that are recognized or disclosed in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on MMC’s consolidated financial statements. See Note 10 for further discussion of SFAS 157.

In February 2008, the FASB issued a final Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed in the financial statements on a recurring basis. MMC adopted the provisions of FSP 157-2 by deferring application of SFAS 157 to the fair value measurement of its reporting units for goodwill impairment and testing purposes, until the first quarter ended March 31, 2009. MMC does not expect the application of SFAS 157 to its non-financial assets to have a material impact on consolidated financial statements.

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

On October 10, 2008, the FASB issued Staff Position (“FSP”). No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP applies to financial assets within the scope of SFAS 157 “Fair Value Measurements” (“SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. The FSP also provides guidelines regarding factors to consider when determining whether an investment is other-than-temporarily impaired, including, (1) the nature of the underlying investment (for example, whether the security is debt, equity or a hybrid), (2) the length of time and the extent to which the market value has been less than cost, (3) the financial condition and near-term prospects of the issuer; or (4) the intent and ability of the holder to retain its investment in the issuer for a sufficient time to allow for any anticipated recovery in market value. The FSP was effective October 10, 2008. The SEC and FASB Staff stated that because fair value measurements and the assessment of impairment will likely require significant use of judgment, issuers must be sure to provide investors with clear and transparent disclosures. The FSP did not have a material impact on MMC’s financial condition or reported results.

Future Application of New Accounting Pronouncements:

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

SFAS 141R requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination. The standard is effective for fiscal years beginning after December 15, 2008. The standard is effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions. Remaining valuation allowances for deferred tax assets and uncertain tax positions (liabilities) related to prior business combinations are not material.

SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest should be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for as equity transactions. This standard is effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS 160 will not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“The FSP”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 by requiring an entity to use its own assumptions adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. MMC will apply the provisions prospectively to intangible assets acquired beginning January 1, 2009. The adoption of FSP FAS 142-3 on January 1, 2009, will not have a material effect on MMC’s consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP 03-6-1”) “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6-1 applies to the calculation of earnings per share (“EPS”) under SFAS 128 “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP 03-6-1indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS using the two-step method. FSP 03-6-1 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years, which for MMC will be the first quarter of 2009. All prior-period EPS data presented will be adjusted retrospectively (including interim statements, summaries of earnings and selected financial data) in conformity with the provisions of FSP 03-6-1. At December 31, 2008, MMC had approximately 18 million unvested shares or units that would be considered participating securities under FSP 03-6-1, of which, approximately 6 million were considered common stock equivalents in MMC’s diluted earnings per share calculation. The impact on MMC’s diluted net income per share for the years ended December 31, 2008 and 2007 that will be restated as required by FSP 03-6-1 beginning in the first quarter of 2009, is as follows:

	As Reported		As Amended Per Two-Step Method
	2008	2007	2008	2007
Diluted Earnings Per Share
Continuing	$(0.13)	$0.99	$(0.12)	$0.97
Net Income	$(0.14)	$4.53	$(0.13)	$4.46

On November 24, 2008, the FASB ratified EITF Issue No. 08-7 “Accounting for Defensive Intangible Assets” (“Issue No. 08-7”) which provides that a defensive intangible asset should be accounted for as a separate unit of accounting. It should be valued separately from other intangible assets because the defensive intangible asset is separately identifiable. Issue 08-7 also requires defensive intangible assets to be assigned a useful life in accordance with paragraph 11 of Statement 142. Issue 08-7 will be effective for defensive intangible assets acquired on or after December 15, 2008. The impact of adopting Issue No. 08-7 will depend upon the nature of MMC’s future acquisitions.

On November 24, 2008, the FASB ratified EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“Issue No. 08-06”) to address the impact of business combination accounting under FASB Statement 141R and Statement 160 on the application of the equity method. Issue No. 08-6 requires entities to measure equity-method investments initially at cost and to recognize other-than-temporary impairment of equity-method investments in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“Opinion 18”). Equity-method investors should not separately test an investee’s underlying asset(s) for impairment but they should recognize their share of any impairment charge recorded by an investee in accordance with Opinion 18.

Issue No.08-6 requires equity-method investors to account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss resulting from an investee’s share issuance should be recognized in earnings. Issue No. 08-6 should be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The impact of Issue No. 08-6 on MMC’s future results will depend on whether transactions within its scope occur in the future.

On December 30, 2008 the FASB issued Staff Position No. FAS 132R-1, “Employers’ Disclosures about Post Retirement Benefit Plan Assets” (“The FSP”), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The FSP requires disclosures about fair value measurements of plan assets similar to those required by Statement 157 as well as (a) how investment allocation decisions are made, (b) the major categories of plan assets, and (c) significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009. Comparative information for earlier periods is not required at initial adoption. MMC is evaluating the impact of adopting the provisions of this FSP.

2.    Supplemental Disclosures

The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31, (In millions of dollars)	2008	2007	2006
Purchase acquisitions:
Assets acquired, excluding cash	$249	$173	$200
Issuance of debt and other obligations	(45)	(11)	(32)
Deferred purchase consideration	(78)	44	53
Net cash outflow for acquisitions	$126	$206	$221
Interest paid	$216	$290	$300
Income taxes paid	$200	$1,192	$597

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories is as follows:

For the Years Ended December 31, (In millions of dollars)	2008	2007	2006
Net cash provided by operations	$—	$17	$22
Net cash used for financing activities	$—	$(8)	$(52)
Net cash provided by (used for) investing activities	$—	$8	$(26)

An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31, (In millions of dollars)	2008	2007	2006
Balance at beginning of year	$119	$156	$157
Provision charged to operations	15	4	11
Accounts written-off, net of recoveries	(16)	(22)	(23)
Effect of exchange rate changes and other	(15)	(19)	11
Balance at end of year	$103	$119	$156

In December 2006, MMC contributed its limited partnership interest in the Trident III private equity fund, valued at $182 million, to its pension plan in the United Kingdom.

3.    Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows:

For the Years Ended December 31, (In millions of dollars)	2008	2007	2006
Foreign currency translation adjustments	$(770)	$235	$305
Unrealized investment holding gains, net of income tax liability of $4, $2 and $2 in 2008, 2007 and 2006, respectively	12	4	7
Less: Reclassification adjustment for realized gains included in net income, net of income tax liability of $1, $8 and $14 in 2008, 2007 and 2006, respectively	(1)	(26)	(24)
Net changes under SFAS 158, net of income tax (benefit) liability of $(562) in 2008 and $327 in 2007	(988)	708	—
Minimum pension liability adjustment, net of income tax liability of $51 in 2006	—	—	101
	$(1,747)	$921	$389

The components of accumulated other comprehensive loss are as follows:

December 31, (In millions of dollars)	2008	2007
Foreign currency translation adjustments	$(257)	$512
Net unrealized investment gains	25	14
Net charges under SFAS 158	(1,866)	(877)
	$(2,098)	$(351)

4.    Acquisitions and Dispositions

During 2008, MMC completed 12 acquisitions, for total purchase consideration of $166 million and also paid $14 million of contingent purchase consideration related to prior acquisitions. The allocation of purchase consideration and contingent purchase consideration paid resulted in acquired goodwill and other intangible assets, amounting to $125 million and $56 million. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

5.    Discontinued Operations

In 2008, discontinued operations includes three discontinued operations—Putnam, Mediservice and Kroll Crucible—which are discussed in more detail below.

With regard to Putnam, discontinued operations in 2008 includes (1) the impact of immaterial corrections and other adjustments to the fourth quarter of 2007 tax provision related to the transaction, (2) adjustments to the tax provision to reflect differences between tax returns filed in 2008 and the initial estimated provisions, and (3) interest on liabilities for certain tax-related indemnities provided as part of the transaction. In the first quarter of 2008, Marsh completed the sale of Mediservice, a claims administration operation in Brazil. The gain on this disposal, net of tax, is included in discontinued operations in 2008. In the third quarter of 2008, Kroll completed the sale of Kroll Crucible (“Crucible”), a division of its government services operation. The loss on this disposal, net of tax, is included in discontinued operations in 2008.

In 2007, discontinued operations includes the gain on the sale of Putnam as well as Putnam’s operating income through August 2, 2007, and, in 2006, includes the operating income from Putnam, Sedgwick Claims Management Services (“SCMS”), Kroll Security International (“KSI”) and Price Forbes. Discontinued operations in 2006 also include the gain on disposal of SCMS and a charge to reduce the carrying value of Price Forbes’ assets to fair value.

As part of the disposal of Putnam, MMC provided indemnities to GWL with respect to certain Putnam-related litigation and regulatory matters described in Note 16, and certain indemnities related to contingent tax liabilities (the “indemnified matters”). In accordance with the guidelines of FASB Interpretation No. 45 (“FIN 45”), MMC estimated the “fair value” of the indemnities based on a (i) probability weighted assessment of possible outcomes; or (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by an MMC-affiliated professional economic valuation firm. As required by FIN 45, the amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded under SFAS No. 5 or FIN 48 (for tax-related matters). The remaining liability related to these indemnities (the “FIN 45 liability”) was approximately $216 million at December 31, 2008. The FIN 45 liability considers the potential settlement amount as well as related defense costs. The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating “fair value” as required by FIN 45 entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the liabilities calculated under FIN 45.

The indemnities described above do not have a stated expiration date. MMC is released from risk under the indemnity as the indemnified matters are settled or otherwise resolved. Since MMC is not released from risk under the indemnities simply based on the passage of time, future costs of settlements and/or legal fees related to the indemnified matters will be charged against the FIN 45 liability, so long as they are consistent with the estimated exposure contemplated for such matters in establishing the FIN 45 liability. MMC assesses the status of the indemnified matters each reporting period to determine whether to cease reduction of the FIN 45 liability, and/or whether additional accruals are appropriate under either SFAS 5 (for non-tax related matters) or FIN 48 (for tax related matters). Any future charges or credits resulting from the settlement or resolution of the indemnified matters, or any adjustments to the liabilities related to such matters will be recorded in discontinued operations, in accordance with SFAS 144.

During 2006, MMC completed the sale of several businesses: SCMS in January 2006, Price Forbes in September 2006 and KSI in December 2006. The gain or loss on disposal of these businesses, including any charges to reduce the carrying value to fair value less cost to sell, is included in discontinued operations in 2006.

Price Forbes and SCMS were part of MMC’s Risk and Insurance Services segment, while KSI was part of MMC’s Risk Consulting & Technology segment. Putnam represented the entire investment management segment.

Summarized Statements of Income data for discontinued operations are as follows:

For the Year Ended December 31, (In millions of dollars)	2008	2007	2006
Revenue	$—	$798	$1,533
Income before provision for income tax	$—	$160	$304
Provision for income tax	—	71	118
Income from discontinued operations, net of tax	—	89	186

Gain on disposal of discontinued operations	29	2,965	298
Provision for income tax	33	1,117	126
Gain on disposal of discontinued operations, net of tax	(4)	1,848	172
Discontinued operations, net of tax	$(4)	$1,937	$358

6.    Goodwill and Other Intangibles

Under SFAS 142, MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC recorded goodwill impairment charges totaling $540 million in the first and second quarters of 2008, resulting from an interim goodwill impairment test in its Risk Consulting & Technology segment. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. MMC completed its 2008 annual review in the third quarter of 2008 and concluded that goodwill is not impaired.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2008	2007
Balance as of January 1	$7,388	$7,206
Goodwill impairment	(540)	—
Goodwill acquired	125	119
Disposals	(33)	—
Other adjustments (a)	(115)	63
Balance as of December 31	$6,825	$7,388

(a)	Primarily foreign exchange and purchase accounting adjustments.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services $3.7 billion; Consulting $2.0 billion; and Risk Consulting & Technology $1.1 billion. Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	2008			2007
December 31, (In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$681	$343	$338	$706	$335	$371

Aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006 was $72 million, $66 million and $80 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2009	$ 57
2010	51
2011	44
2012	38
2013	30
Subsequent years	118
$338

7.    Income Taxes

Income before income taxes and minority interest shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

For the Years Ended December 31, (In millions of dollars)	2008	2007	2006
Income before income taxes and minority interest:
U.S.	$(839)	$66	$233
Other	918	781	679
	$79	$847	$912
Income taxes:
Current–
U.S. Federal	$(65)	$(29)	$(68)
Other national governments	158	208	224
U.S. state and local	29	67	65
	122	246	221
Deferred–
U.S. Federal	(45)	39	140
Other national governments	112	39	(59)
U.S. state and local	(52)	(29)	(30)
	15	49	51
Total income taxes	$137	$295	$272

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31, (In millions of dollars)	2008	2007
Deferred tax assets:
Accrued expenses not currently deductible	$586	$704
Differences related to non-U.S. operations	215	332
Accrued retirement & postretirement benefits — non-U.S. operations	91	—
Accrued retirement benefits U.S.	363	—
Net operating losses (a)	114	101
Income currently recognized for tax	60	51
Other	148	58
	$1,577	$1,246
Deferred tax liabilities:
Unrealized investment holding gains	$14	$8
Differences related to non-U.S. operations	61	160
Depreciation and amortization	152	82
Accrued retirement & postretirement benefits – non-U.S. operations	—	66
Accrued retirement benefits	—	91
Other	57	73
	$284	$480

(a)	Net of valuation allowances of $54 million and $38 million, respectively.

December 31, (In millions of dollars)	2008	2007
Balance sheet classifications:
Current assets	$147	$247
Other assets	$1,146	$519

A reconciliation from the U.S. Federal statutory income tax rate to MMC’s effective income tax rate is shown below.

For the Years Ended December 31,	2008	2007	2006
	%	%	%
U.S. Federal statutory rate	35.0	35.0	35.0
U.S. state and local income taxes — net of U.S. Federal income tax benefit	(27.5)	2.9	2.5
Differences related to non-U.S. operations	(67.2)	(3.0)	(7.9)
Goodwill impairment	222.0	—	—
Meals and entertainment	11.0	1.1	1.1
Dividends paid to employees	—	(.8)	(.5)
Other	(1.3)	(.3)	(.4)
Effective tax rate	172.0	34.9	29.8

Valuation allowances had a net increase of $16 million in 2008 and $23 million in 2007. During the respective years, adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $8 million in 2008 and $13 million in 2007. None of the cumulative valuation allowances relate to amounts which if realized would reduce goodwill or increase contributed capital in the future. Approximately 80% of MMC’s net operating loss carryforwards expire over various periods from 2009 through 2028, and others are unlimited. In assessing the realizability of deferred tax assets, MMC considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. MMC evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions MMC uses in forecasting future taxable income require significant judgment and take into account MMC’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, and available tax planning strategies, MMC believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 2008. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Following is a reconciliation of MMC’s total gross unrecognized tax benefits for the year-to-date periods ended December 31, 2008 and 2007:

(In millions of dollars)	2008	2007
Balance at January 1	$351	$272
Additions, based on tax positions related to current year	6	83
Additions for tax positions of prior years	22	70
Reductions for tax positions of prior years	(36)	(21)
Reductions due to reclassification to FIN 45 on the sale of Putnam	—	(26)
Settlements	(47)	(23)
Lapses in statutes of limitation	(3)	(4)
Balance at December 31	$293	$351

Of the total unrecognized tax benefits at December 31, 2008 and 2007, $204 million and $228 million respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2008 and 2007, before any applicable federal benefit, was $64 million and $43 million, respectively.

As discussed in Note 5, MMC has provided certain indemnities related to contingent tax liabilities as part of the disposal of Putnam. The balance of gross unrecognized tax benefits at January 1, 2008 in the chart above includes balances related to Putnam. Following the close of the Putnam transaction, the unrecognized tax benefits of $26 million related to stand alone tax returns filed by Putnam (not as part of an MMC consolidated tax group) have been reclassified and are included as part of the fair value liability for contingent tax indemnities established in accordance with FIN 45. In addition, at January 1, and December 31, 2007, and December 31, 2008, balances of $22 million, $80 million and $81 million, respectively, included in the chart above relate to Putnam issues included in consolidated MMC tax returns. Since MMC remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of MMC's consolidated liability for uncertain tax positions. Any future charges or credits that are directly related to the disposal of Putnam and the indemnified contingent tax issues, including interest accrued in accordance with FIN 48, will be recorded in discontinued operations as incurred.

MMC is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service completed its examination of 2003 through 2005 during the fourth quarter of 2008 and has begun the examination of 2006 through 2008. New York State is examining years 2003 through 2005 for various subsidiaries. California is examining years 2003 through 2005 and years 2000 through 2002 are in various stages of appeal. Massachusetts is examining years 2000 through 2004 for various subsidiaries. Inland Revenue in the United Kingdom is examining tax years 2002 through 2005 for various subsidiaries. Earlier years are closed in all of the foregoing jurisdictions. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. MMC has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC’s net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $135 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

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

Combined U.S. and non-U.S. Plans

The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average assumptions:
Discount rate (for expense)	6.1%	5.4%	6.5%	5.8%
Expected return on plan assets	8.2%	8.2%	—	—
Rate of compensation increase (for expense)	3.8%	3.8%	—	—
Discount rate (for benefit obligation)	6.5%	6.1%	6.7%	6.5%
Rate of compensation increase (for benefit obligation)	4.1%	3.8%	—	—

MMC uses Mercer actuaries to perform valuations of its pension plans. The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. MMC utilizes a model developed by the Mercer actuaries to assist in the setting of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. All returns utilized and produced by the model are geometric averages. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. MMC generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. The historical five- and ten-year average asset returns of each plan are also reviewed to ensure they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets as defined by SFAS No. 87. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. plans is 65% equities and 35% fixed income, and for the U.K. plans, which comprise approximately 79% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 58% to equities and 42% to fixed income, and for the U.K. plans was 53% to equities and 47% to fixed income. The assets of MMC’s defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans’ real return within acceptable risk parameters. MMC uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The U.S. qualified plan holds 8 million shares of MMC common stock. The shares were contributed to the Plan by MMC in September 2005. Prior to this contribution, the U.S. qualified plan held no MMC securities.

The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices such as the Markit iBoxx £ Corporates AA 15+ index in the U.K. Projected compensation increases reflect current expectations as to future levels of inflation.

The components of the net periodic benefit cost for combined U.S. and non-U.S. defined benefit plans and other postretirement plans are as follows:

For the Years Ended December 31, (In millions of dollars)	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$200	$230	$235	$6	$6	$6
Interest cost	591	565	494	17	15	14
Expected return on plan assets	(845)	(799)	(695)	—	—	—
Amortization of prior service credit	(56)	(56)	(54)	(14)	(13)	(14)
Recognized actuarial loss	65	207	237	1	2	4
Net periodic benefit cost	$(45)	$147	$217	$10	$10	$10

U.S. Plans

The following schedules provide information concerning MMC’s U.S. defined benefit pension plans and postretirement benefit plans:

December 31,	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$3,111	$3,264	$173	$192
Service cost	73	82	4	4
Interest cost	210	196	12	11
Actuarial (gain) loss	159	(297)	6	(19)
Medicare Part D subsidy	—	—	5	—
Benefits paid	(142)	(134)	(15)	(15)
Benefit obligation at end of year	$3,411	$3,111	$185	$173

Change in plan assets:
Fair value of plan assets at beginning of year	$3,532	$3,382	$—	$—
Actual return on plan assets	(649)	264	—	—
Employer contributions	20	20	10	15
Medicare Part D subsidy	—	—	5	—
Benefits paid	(142)	(134)	(15)	(15)
Fair value of plan assets at end of year	$2,761	$3,532	$—	$—

Funded status	$(650)	$421	$(185)	$(173)
Net (liability) asset recognized	$(650)	$421	$(185)	$(173)
Amounts recognized in the consolidated balance sheets under SFAS 158:
Noncurrent assets	$—	$747	$—	$—
Current liabilities	(21)	(20)	(11)	(13)
Noncurrent liabilities	(629)	(306)	(174)	(160)
	$(650)	$421	$(185)	$(173)

Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$120	$174	$52	$65
Unrecognized net actuarial loss	(1,270)	(195)	(15)	(9)
Total amounts included in AOCI	$(1,150)	$(21)	$37	$56
Cumulative employer contributions in excess of net periodic cost	500	442	(222)	(229)
Net amount recognized in consolidated balance sheet	$(650)	$421	$(185)	$(173)
Accumulated benefit obligation at December 31	$3,309	$3,015	$—	$—

December 31,	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Reconciliation of unrecognized prior service credit:
Amount disclosed as of prior year end	$174	$228	$65	$78
Recognized as component of net periodic benefit credit	(54)	(54)	(13)	(13)
Amount at end of year	$120	$174	$52	$65

December 31,	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2008	2007	2008	2007
Reconciliation of unrecognized net actuarial gain (loss):
Amount disclosed as of prior year end	$(195)	$(572)	$(9)	$(29)
Recognized as component of net periodic benefit cost	22	82	—	2

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	(159)	297	(6)	18
Asset experience	(938)	(2)	—	—

Total gain (loss) recognized as change in plan assets and benefit obligations	(1,097)	295	(6)	18
Amount at end of year	$(1,270)	$(195)	$(15)	$(9)

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2008	2007	2006	2008	2007	2006
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,092	$(284)	$55	$21	$(4)	$4

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2009	2009
Prior service credit	$(48)	$(13)
Net actuarial loss	51	1
Projected cost (credit)	$3	$(12)

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2008	2007	2008	2007
Weighted average assumptions:
Discount rate (for expense)	6.9%	6.1%	6.9%	6.1%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	3.4%	3.4%	—	—
Discount rate (for benefit obligation)	6.6%	6.9%	6.6%	6.9%
Rate of compensation increase (for benefit obligation)	3.4%	3.4%	—	—

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $3.4 billion, $3.3 billion and $2.8 billion, respectively, as of December 31, 2008 and $326 million, $312 million and $0, respectively, as of December 31, 2007.

The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligation in excess of plan assets was $3.4 billion and $2.8 billion, respectively, as of December 31, 2008 and $326 million and $0, respectively, as of December 31, 2007.

The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

	U.S. Pension			U.S. Postretirement Benefits
For the Years Ended December 31, (In millions of dollars)	2008	2007	2006	2008	2007	2006
Service cost	$73	$82	$83	$4	$4	$4
Interest cost	211	196	182	12	11	11
Expected return on plan assets	(289)	(267)	(252)	—	—	—
Amortization of prior service credit	(54)	(54)	(54)	(13)	(13)	(14)
Recognized actuarial loss	22	82	96	—	2	3
Net periodic benefit cost	$(37)	$39	$55	$3	$4	$4

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost shown above for 2008, 2007 and 2006, respectively, includes the subsidy.

The assumed health care cost trend rate for Medicare eligibles was approximately 10.5% in 2008, gradually declining to 5% in 2019, and the rate for non-Medicare eligibles was 9.5% in 2008, gradually declining to 5% in 2017. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because MMC caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$—	$(5)

Non-U.S. Plans

The following schedules provide information concerning MMC’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans.

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$6,924	$7,194	$91	$78
Service cost	127	148	2	2
Interest cost	380	369	5	4
Employee contributions	20	29	—	—
Actuarial (gain) loss	(600)	(779)	(13)	5
Effect of settlement	(2)	(10)	—	—
Effect of curtailment	(3)	(2)	—	—
Special termination benefits	3	2	—	—
Benefits paid	(258)	(238)	(3)	(4)
Foreign currency changes	(1,498)	207	(19)	6
Other	—	4	—	—
Benefit obligation at end of year	$5,093	$6,924	$63	$91
Change in plan assets:
Fair value of plan assets at beginning of year	$7,445	$6,895	$—	$—
Actual return on plan assets	(945)	384	—	—
Effect of settlement	(2)	(10)	—	—
Company contributions	241	189	3	4
Employee contributions	20	29	—	—
Benefits paid	(258)	(238)	(3)	(4)
Acquisitions/divestitures	—	4	—	—
Foreign currency changes	(1,534)	192	—	—
Fair value of plan assets at end of year	$4,967	$7,445	$—	$—
Funded status	$(126)	$521	$(63)	$(91)
Net (liability) asset recognized	$(126)	$521	$(63)	$(91)

Amounts recognized in the consolidated balance sheets under SFAS 158:
Noncurrent assets	$145	$663	$—	$—
Current liabilities	(7)	(8)	(3)	(4)
Noncurrent liabilities	(264)	(134)	(60)	(87)
	$(126)	$521	$(63)	$(91)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$22	$28	$1	$2
Unrecognized net actuarial loss	(1,697)	(1,317)	(7)	(24)
Total amounts included in AOCI	$(1,675)	$(1,289)	$(6)	$(22)
Cumulative employer contributions in excess of net periodic cost	1,549	1,810	(57)	(69)
Net amount recognized in consolidated balance sheet	$(126)	$521	$(63)	$(91)
Accumulated benefit obligation at December 31	$4,729	$6,348	$—	$—

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2008	2007	2008	2007
Reconciliation of prior service credit:
Amount disclosed as of prior year end	$28	$26	$2	$2
Recognized as component of net periodic benefit gain	(2)	(2)	(1)	—
Effect of curtailment	1	—	—	—

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Exchange rate adjustments	(5)	4	—	—
Amount at end of year	$22	$28	$1	$2

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2008	2007	2008	2007
Reconciliation of net loss:
Amount disclosed as of prior year end	$(1,317)	$(2,020)	$(24)	$(18)
Recognized as component of net periodic benefit cost	43	125	1	1
Effect of settlement	(1)	(3)	—	—

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	600	779	13	(5)
Asset experience	(1,502)	(147)	—	—
Effect of curtailment	4	—	—	—
Other	—	2	—	—
Total amount recognized as change in plan assets and benefit obligations	(898)	634	13	(5)
Other	5	—	—	—
Exchange rate adjustments	471	(53)	3	(2)
Amount at end of year	$(1,697)	$(1,317)	$(7)	$(24)

	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
For the Years Ended December 31, (In millions of dollars)	2008	2007	2006	2008	2007	2006
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$382	$(599)	$174	$(9)	$12	$6

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

Non-U.S. Pension Benefits
(In millions of dollars)	2009
Prior service credit	$ (2)
Net actuarial loss	15
Projected cost	$13

The weighted average actuarial assumption utilized in determining the above amounts for the non-U.S. defined benefit and other non-U.S. postretirement plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
December 31, (In millions of dollars)	2008	2007	2008	2007
Weighted average assumptions:
Discount rate (for expense)	5.7%	5.1%	5.7%	5.2%
Expected return on plan assets	8.0%	8.0%	—	—
Rate of compensation increase (for expense)	4.0%	4.0%	—	—
Discount rate (for benefit obligation)	6.4%	5.7%	6.9%	5.7%
Rate of compensation increase (for benefit obligation)	4.5%	4.0%	—	—

The non-U.S. defined benefit plans do not have any direct or indirect ownership of MMC common stock.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $443 million, $390 million and $270 million, respectively, as of December 31, 2008 and $338 million, $291 million and $207 million, respectively, as of December 31, 2007.

The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $3.0 billion and $2.7 billion, respectively, as of December 31, 2008 and $430 million and $288 million, respectively, as of December 31, 2007.

The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses under SFAS 88 are as follows:

For the Years Ended December 31, (In millions of dollars)	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$127	$148	$152	$2	$2	$2
Interest cost	380	369	312	5	4	3
Expected return on plan assets	(556)	(532)	(443)	—	—	—
Amortization of prior service credit	(2)	(2)	—	(1)	—	—
Recognized actuarial loss	43	125	141	1	—	1
Net periodic benefit cost	$(8)	$108	$162	$7	$6	$6
Settlement (gain)/loss	(1)	(2)	4	—	—	—
Curtailment (gain)/loss	1	(2)	3	—	—	—
Special termination benefits	3	2	5	—	—	—
Total (credit) cost	$(5)	$106	$174	$7	$6	$6

The assumed health care cost trend rate was approximately 7.3% in 2008, gradually declining to 5.2% in 2013. Assumed health care cost trend rates have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$8	$(7)

Estimated Future Benefit Payments

MMC’s estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) at December 31, 2008 are as follows:

December 31, (In millions of dollars)	Pension Benefits		Postretirement Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S.
2009	$164	$406	$14	$3
2010	175	210	14	4
2011	186	222	15	4
2012	197	241	15	4
2013	210	246	16	4
2014-2018	$1,257	$1,458	$92	$24

Contribution Plans

MMC maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(K) Savings & Investment Plan (“SIP”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the SIP, MMC matches a fixed portion of the employees’ contributions and may also make additional discretionary contributions. The SIP contains an Employee Stock Ownership Plan under U.S. tax law and plan assets of which approximately $321 million at December 31, 2008 and $365 million at December 31, 2007 were invested in MMC common stock. If a participant does not choose an investment direction for his or her future MMC matching contributions, they are automatically invested in the Putnam Fixed Income Fund or a Barclays Global Investors Lifepath Portfolio that most closely matches the participant’s retirement year. The cost of these defined contribution plans related to continuing operations was $53 million, $46 million, and $45 million for 2008, 2007 and 2006, respectively.

9.    Stock Benefit Plans

MMC maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock, stock options and other forms of stock-based payment arrangements. Effective July 1, 2005, MMC adopted the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”), using the modified-prospective transition method. Under this transition method, compensation cost includes compensation cost for all share-based payment arrangements granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payment arrangements granted subsequent to June 30, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R).

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

Stock Options: Options granted under the 2000 Plans may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of MMC’s common stock at the date of grant. These option awards generally vest 25% per annum and have a contractual term of 10 years. On March 16, 2005, MMC began granting options that provide for a market-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of MMC’s stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. MMC accounts for these awards under SFAS 123(R) as market-condition options. The effect of the market condition is reflected in the grant-date fair value of such awards. Compensation cost is recognized over the requisite service period and is not subsequently adjusted if the market condition is not met. For awards without a market-based triggering event, compensation cost is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period.

The estimated fair value of options granted without a market-based triggering event is calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. MMC uses a blended volatility rate based on the following: (i) volatility derived from daily closing price observations for the 10-year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before and one week after the valuation date and (iii) average volatility for the 10-year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by MMC in 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Risk-free interest rate	2.98%-3.33%	4.54%	4.2%-5.0%
Expected life (in years)	6.0	5.0	5.0
Expected volatility	29.7%-32.2%	29.9%	29.0%-30.0%
Expected dividend yield	2.93%-3.07%	2.37%	2.1%-2.7%

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

The assumptions used in the binomial option pricing valuation model for options granted during 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Risk-free interest rate	1.99%-4.41%	3.2%-5.0%	4.7%-5.3%
Expected life (in years)	5.0-7.5	5.2-7.4	5.0-7.1
Expected volatility	29.7%-33.1%	27.8%-30.0%	29.0%
Expected dividend yield	2.3%-3.1%	2.6%-2.9%	2.3%

A summary of the status of MMC’s stock option awards as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2008	58,809,779	$34.20
Granted	2,852,098	$26.79
Exercised	(742,072)	$27.88
Canceled or exchanged	—	—
Forfeited	(10,234,075)	$32.85
Expired	—	—
Balance at December 31, 2008	50,685,730	$34.13	4.5 years	—
Options vested or expected to vest at December 31, 2008	50,181,277	$34.17	4.4 years	—
Options exercisable at December 31, 2008	28,975,348	$37.37	2.5 years	—

The weighted-average grant-date fair value of MMC’s option awards granted during the years ended December 31, 2008, 2007 and 2006 was $6.63, $7.79, and $8.55, respectively. The total intrinsic value of options exercised during the same periods was $3 million, $8 million, and $31 million, respectively.

As of December 31, 2008, there was $16.8 million of unrecognized compensation cost related to MMC’s option awards. The weighted-average period over which that cost is expected to be recognized is 1.4 years. Cash received from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006 was $21 million, $53 million, and $52 million, respectively.

MMC’s policy is to issue treasury shares upon option exercises or share unit conversion. MMC intends to issue treasury shares as long as an adequate number of those shares are available.

Restricted Stock:  Restricted shares of MMC’s common stock may be awarded under MMC’s incentive and stock award plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares granted generally become unrestricted at the earlier of: (1) January 1 of the year following the vesting grant date anniversary or (2) the later of the recipient’s normal or actual retirement date. For shares granted prior to 2004, the grant date anniversary is ten years. For shares granted during 2004 and 2005, the grant date anniversary is 7 years and 5 years, respectively. However, certain restricted shares granted in 2005 vest on the third anniversary of the grant date. There were no restricted shares granted in 2008 or 2007.

A summary of the status of MMC’s restricted stock awards as of December 31, 2008 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2008	524,869	$38.10
Granted	—	—
Vested	(136,269)	$28.67
Forfeited	(314,700)	$41.40
Non-vested balance at December 31, 2008	73,900	$41.41

MMC did not grant any restricted stock awards during the years ended December 31, 2008 or 2007. The total fair value of MMC’s restricted stock distributed during the years ended December 31, 2008, 2007 and 2006 was $5.1 million, $0.8 million and $1.8 million, respectively.

Restricted Stock Units: Restricted stock units may be awarded under MMC’s Incentive and Stock Award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Beginning with awards granted in 2006, awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance-based restricted stock units (payable in shares of MMC common stock) may range from 0–200% of the number of units granted, based on the achievement of objective, pre-determined MMC or operating company performance measures over a three-year performance period. MMC accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are paid on both performance-based and service-based restricted stock units prior to payout, based on the initial grant amount.

A summary of the status of MMC’s restricted stock unit awards as of December 31, 2008 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2008	3,971,262	$30.22
Granted	5,777,658	$26.16
Vested	(955,896)	$29.79
Forfeited	(503,856)	$28.90
Non-vested balance at December 31, 2008	8,289,168	$27.52

The weighted-average grant-date fair value of MMC’s restricted stock units granted during the years ended December 31, 2007 and 2006 was $29.60 and $30.30, respectively. The total fair value of MMC’s restricted stock units distributed during the years ended December 31, 2008, 2007, and 2006 was $22.4 million, $7.4 million and $5.8 million, respectively.

Deferred Stock Units: Deferred stock units may be awarded under MMC’s incentive and stock award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s deferred stock unit awards as of December 31, 2008 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2008	9,818,747	$29.60
Granted	3,456,528	$26.56
Vested	(2,795,935)	$30.30
Forfeited	(1,068,311)	$29.90
Non-vested balance at December 31, 2008	9,411,029	$28.24

The weighted-average grant-date fair value of MMC’s deferred stock units granted during the years ended December 31, 2007 and 2006 was $28.83 and $29.36, respectively. The total fair value of MMC’s deferred stock units distributed during the years ended December 31, 2008, 2007, and 2006 was $71.6 million, $75.6 million, and $53.5 million, respectively.

As of December 31, 2008, there was $288 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock units and deferred stock unit awards.

MMC Stock Purchase Plans

In May 1999, MMC’s stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the MMC Board of Directors’ action in March 2007, no more than 35,600,000 shares of MMC’s common stock may be sold. Employees purchased 1,361,787 shares during the year ended December 31, 2008. At December 31, 2008, 8,564,609 shares were available for issuance under the 1999 Plan. Under the 1995 MMC Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the MMC Board of Directors in July 2002, and the addition of 4,000,000 shares due to shareholder action in May 2007, no more than 12,000,000 shares of MMC’s common stock may be sold. Employees purchased 260,717 shares during the year ended December 31, 2008. At December 31, 2008, 3,716,056 shares were available for issuance under the International Plan. The plans are considered non-compensatory under SFAS 123(R).

10.    Fair Value Measurements

Effective January 1, 2008, MMC adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands required disclosures about fair value measurements.

Fair Value Hierarchy

MMC categorizes financial instruments into a three-level fair value hierarchy as defined in SFAS 157. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Financial assets recorded in the consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:

Level 1. Valuations based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Assets and liabilities utilizing Level 1 inputs include exchange traded equity securities and mutual funds.

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

Assets and liabilities utilizing Level 2 inputs include corporate and municipal bonds.

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

The Company does not have any Level 3 assets or liabilities.

Valuation Techniques

Equity Securities & Mutual Funds

Investments for which market quotations are readily available are valued at the sale price on their principal exchange, or official closing bid price for certain markets. If no sales are reported, the security is valued at its last reported bid price.

Other Sovereign Government Obligations, Municipal Bonds and Corporate Bonds.

These investments are valued on the basis of valuations furnished by an independent pricing service approved by the Trustees or dealers selected by Putnam Investment Management LLC (“Putnam Management”), the fund’s manager, a wholly owned subsidiary of Putnam LLC. Such services or dealers determine valuations for normal institutional-size trading units of such securities using methods based on market transactions for comparable securities and various relationships, generally recognized by institutions traders, between securities.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Fair Value Measurement on a Recurring Basis

(In millions of dollars)	Identical Assets (Level 1)	Inputs (Level 2)	Unobservable Inputs (Level 3)	As of 12/31/08
Assets
Financial Instruments Owned:
Exchange Traded Equity Securities (a)	$11	$—	$—	$11
Mutual Funds (b)	$107	$—	$—	$107
State and Local Obligations (including non U.S. Locales) (c)	$—	$234	$—	$234
Other Sovereign Government Obligations and Supranational Agencies (c)	$—	$531	$—	$531
Corporate and Other Debt	$—	$122	$—	$122
Medium Term Bond Funds and Fixed Income Securities (a)	$—	$8	$—	$8
	$118	$895	$—	$1,013

(a)	Included in Long-Term Investments in the Consolidated Balance Sheet.
(b)	Included in Other Assets in the Consolidated Balance Sheet.
(c)	Included in Fiduciary Assets in the Consolidated Balance Sheet.

11.    Long-term Commitments

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

The consolidated statements of income include net rental costs of $468 million, $511 million and $509 million for 2008, 2007 and 2006, respectively, after deducting rentals from subleases ($8 million in 2008, $23 million in 2007 and $26 million in 2006). The net rental costs disclosed above exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.

At December 31, 2008, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
2009	$434	$48	$386
2010	$411	$47	$364
2011	$362	$44	$318
2012	$331	$44	$287
2013	$288	$43	$245
Subsequent years	$1,609	$272	$1,337

MMC has entered into agreements with various service companies to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, MMC is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2008, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Future Minimum Commitments
2009	$54
2010	24
2011	22
Subsequent years	45
$145

12.    Debt

MMC’s outstanding debt is as follows:

December 31, (In millions of dollars)	2008	2007

Short-term:
Current portion of long-term debt	$408	$260

Long-term:
Senior notes – 7.125% due 2009	$400	$400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	257	260
Senior notes – 3.625% due 2008	—	250
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	647
Senior notes – 5.15% due 2010	549	548
Senior notes – 5.75% due 2015	747	746
Mortgage – 5.70% due 2035	454	461
Other	2	7
	3,602	3,864
Less current portion	408	260
	$3,194	$3,604

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to fund the maturing notes. There were no commercial paper borrowings outstanding at December 31, 2008 or 2007.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2008 or 2007.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $285 million at December 31, 2008 and $265 million at December 31, 2007. There were no outstanding borrowings under these facilities at December 31, 2008 or December 31, 2007.

Scheduled repayments of long-term debt in 2009 and in the four succeeding years are $408 million, $559 million, $8 million, $259 million and $259 million, respectively.

13.    Financial Instruments

The estimated fair value of MMC’s significant financial instruments is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that MMC would realize upon disposition, nor do they indicate MMC’s intent or ability to dispose of the financial instrument.

	2008		2007
December 31, (In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,685	$1,685	$2,133	$2,133
Long-term investments	$137	$137	$66	$66
Short-term debt	$408	$407	$260	$260
Long-term debt	$3,194	$2,959	$3,604	$3,616

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices as discussed below. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $91 million and $43 million at December 31, 2008 and 2007, respectively, which are carried on a cost basis. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $21 million and $23 million at December 31, 2008 and 2007, respectively, which are carried at market value under SFAS 115. The Company recorded gross unrealized gains of $24 million and gross unrealized losses of $8 million at December 31, 2008 compared with gross unrealized gains of $22 million recorded at December 31, 2007. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, which is a component of stockholders’ equity.

The 2008 unrealized gain of $24 million relates to the portion of insurance fiduciary funds which MMC holds to satisfy fiduciary obligations that are invested in high quality debt securities which are generally held to maturity.

MMC recorded net gains/(losses) associated with its available for sale securities of $(3) million, $20 million and $35 million, in 2008, 2007 and 2006, respectively. Proceeds from the sale of available for sale securities for the years ended December 31, 2008, 2007 and 2006 were $19 million, $29 million and $52 million, respectively. Gross realized gains/(losses) on available for sale securities sold during 2008, 2007 and 2006 amounted to $(3) million, $20 million and $35 million, respectively. The cost of securities sold is determined using the average cost method for equity securities. The gains and losses described above are included in investment income (loss) in the consolidated statements of income.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. MMC recorded gains (losses) from such investments of $(9) million, $148 million and $166 million in 2008, 2007 and 2006, respectively. The loss in 2008 included a $6.3 million loss related to the decline in value of securities that were carried at cost. These losses were other than temporary. During 2007 and 2006, MMC did not record any losses related to the decline in value of its equity method investments or investments carried at cost that were other than temporary. The gains and losses described above are included in investment income (loss) in the consolidated statements of income.

In 2007, MMC’s investment in Trident II, L.P. met the thresholds which require disclosure of summarized financial information under Regulation S-X. The consolidated information presented below reflects the most recently available financial statements at September 30, 2008 and December 31, 2007 and 2006.

(In millions of dollars)	September 30, 2008	December 31, 2007	December 31, 2006
Assets
Investments at fair value	$785	$903	$1,004
Other assets	42	47	152
Total assets	$827	$950	$1,156
Liabilities	—	—	—
Net assets (Partners’ Capital)	$827	$950	$1,156

For the nine months ended September 30 (In millions of dollars)	2008	2007	2006
Investment income	$21	$19	$19
Expenses	1	2	3
Net investment income	20	17	16
Realized gains	6	154	202
Unrealized appreciation	(118)	112	59
Net (decrease) increase in net assets	$(92)	$283	$277

Short-term and Long-term Debt: The fair value of MMC’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of MMC’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

14.    Integration and Restructuring Costs

Actions Initiated in 2008

In 2008, MMC implemented restructuring actions resulting in charges totaling $262 million, primarily related to severance and benefits, and other related charges totaling $50 million related to the loss of $28 million on the sale of the U.K. restructuring businesses and accelerated amortization. These costs were incurred as follows: Risk and Insurance Services—$218 million, Consulting—$40 million, Risk Consulting & Technology—$45 million, and Corporate—$9 million. These activities resulted in the elimination of approximately 1,660 positions at Marsh, 360 positions at Guy Carpenter, 490 positions at Mercer, 300 positions at Risk Consulting & Technology and 85 positions at Corporate. In addition, Marsh outsourced approximately 700 positions as part of its U.K. back office outsourcing initiative. As of December 31, 2008, the remaining liability for the restructuring initiatives were approximately $97 million primarily related to severance and benefit payments and future lease obligations.

Actions Initiated Prior to 2008

In 2008, MMC recorded $73 million of restructuring charges and other related charges of $3 million, including a charge of $62 million for future rent and real estate costs to exit five floors in MMC’s New York headquarters building that was part of the restructuring plan announced in 2006, and $11 million of charges related to the estimated costs of future rent associated with previously vacated properties in the U.K. and other locations. These amounts were included in corporate expenses. As of December 31, 2008, the remaining liability for the restructuring initiatives were approximately $126 million primarily related to future severance and benefit payments and estimated future lease obligations.

The expenses associated with the restructuring plans are included in compensation and benefits and other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued salaries, depending on the nature of the items.

15.    Common Stock

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

Following the filing of the NYAG Lawsuit, various state regulators and attorneys general initiated investigations relating to the conduct alleged in the NYAG Lawsuit. Civil actions were filed against MMC, Marsh and certain Marsh subsidiaries by the State of Connecticut in January 2005, the State of Florida in March 2005 and the State of Ohio in August 2007. The complaints in these actions sought a variety of monetary damages and injunctive and other equitable relief and were based on a variety of legal theories, including unfair trade practices, antitrust, negligent misrepresentation, breach of fiduciary duty and state RICO laws. In the fourth quarter of 2008, MMC entered into a settlement with attorneys general in the states of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the Florida Department of Financial Services and the Florida Office of Insurance Regulation. As part of that settlement, the civil lawsuit brought by the State of Florida has been dismissed. The actions by the State of Connecticut and the State of Ohio, which assert claims based on unfair trade practices and antitrust, remain pending.

Numerous private party lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit. These lawsuits include the following:

Policyholder Claims

¡

Various putative class actions purportedly brought on behalf of policyholders were consolidated into two actions in the U.S. District Court for the District of New Jersey (one on behalf of a purported class of "commercial" policyholders and the second on behalf of a purported class of "employee benefit" policyholders). The actions alleged a variety of legal theories, including those related to state tort, contract, fiduciary duty, federal and state antitrust and RICO theories, and sought a variety of remedies, including unspecified monetary damages, treble damages, disgorgement, restitution, punitive damages, declaratory and injunctive relief, and attorneys' fees and costs. The court dismissed all of the federal antitrust and RICO claims and all of the state law claims asserted in both actions, and the plaintiffs appealed. In June 2008, plaintiffs and the Marsh defendants entered into an agreement to settle the commercial and employee benefit policyholder putative class actions using the remainder available from the $850 million fund created in connection with the settlement of the NYAG Lawsuit. The court approved the settlement on February 18, 2009.

¡

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

¡

Four class or representative actions on behalf of policyholders are pending in state courts. Nineteen actions instituted by individual policyholders and others are pending in federal and state courts relating to matters alleged in the NYAG Lawsuit. Two putative class actions and an individual policyholder action are pending in Canada.

Shareholder Claims

Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share. The number of shares outstanding at the time was approximately 526 million. The plaintiffs in the securities claims described below have asserted damages in the billions of dollars.

¡

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

¡

Three individual shareholder actions against MMC and others were pending in state courts. All three of the actions have been dismissed; the plaintiffs in each action either have appealed or may appeal.

¡

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

¡

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

¡

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

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

¡

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in Alaska state court for alleged professional negligence in actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The complaint alleges damages of “at least $1.8 billion.” Discovery is underway in this matter.

¡

In October 2007, the State of Connecticut brought a civil action against Guy Carpenter in Connecticut state court, alleging that Guy Carpenter violated the state’s antitrust and unfair trade practices laws by engaging in allocation of markets, price-fixing and other allegedly improper conduct by taking part in the operation of several reinsurance facilities over a period of decades. The complaint alleges damages to Guy Carpenter’s insurance company clients and their customers, as well as to the general economy of Connecticut, and seeks monetary damages, civil penalties, attorneys’ fees, costs and injunctive and other equitable relief. Discovery is underway in this matter.

¡

In March 2006, Milwaukee County and the Employees Retirement System of the County of Milwaukee and its Pension Board filed a civil lawsuit against Mercer (US) Inc. in the U.S. District Court for the Eastern District of Wisconsin alleging professional negligence in the provision of actuarial services and seeking damages in excess of $300 million. The court has denied a summary judgment motion by Mercer seeking dismissal of the plaintiffs' claims. The case is scheduled for trial beginning in May 2009.

¡

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

¡

MMC and Putnam were named in a substantial number of civil complaints, filed in various state and federal courts, alleging "market-timing" and, in some cases, “late trading” activities. The actions filed in or removed to federal court have been transferred, along with actions against other mutual fund complexes, to the U.S. District Court for the District of Maryland. The following summarizes the consolidated matters pending in the District of Maryland:

¡

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The other action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. On December 30, 2008, the court granted in part Putnam’s motion for summary judgment in the non-derivative action, and denied plaintiffs’ motion for class certification pending resolution of all summary judgment issues. In the derivative action, the court denied Putnam’s motion for summary judgment.

¡

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

¡

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

¡

Certain Putnam entities were named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas. Plaintiff alleged that Putnam breached its investment management advisory agreement and did not make appropriate disclosures regarding alleged market-timing activity at the time the investment management advisory agreement was executed. The majority of plaintiff's claims were dismissed or withdrawn in January 2008. The trial court dismissed plaintiff’s remaining claim for breach of contract in June 2008. Plaintiffs have appealed the dismissals and Putnam has appealed an adverse ruling on its counterclaim for unpaid management fees.

Other Contingencies Relating to MMC and its Subsidiaries

Errors and Omissions Claims

¡

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Certain of these claims, including the actions filed against Mercer by the State of Alaska and the County of Milwaukee, seek damages, including punitive damages, in amounts that could, if awarded, be significant. MMC has varying levels of third-party insurance coverage, depending on the policy year. To the extent that expected losses exceed MMC’s retention in any policy year, MMC records an asset for the amount that MMC expects to recover under any available third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in years prior to policy year 2001-2002 in a material amount. In policy years subsequent to 2001-2002, the availability of third-party insurance has declined significantly, such that the Company has, for example, limited third-party insurance for the claims asserted by the State of Alaska and the County of Milwaukee. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves, in accordance with SFAS No. 5 (“Accounting for Contingencies”), to provide for its loss retention. These reserves are reviewed quarterly and adjusted as developments warrant.

Guarantees

¡

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2008, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

¡

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

The proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established reserves in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC's management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters or the impact they may have on MMC's consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC's financial condition, results of MMC’s operations or cash flows in a future period.

17.    Segment Information

MMC’s organization structure and segment reporting is based on the types of services provided. Under this organizational structure, MMC’s business segments are:

¡	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter);

¡	Consulting, comprising Mercer and Oliver Wyman Group; and

¡	Risk Consulting & Technology, which is comprised of Kroll.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following table excludes the results of Putnam, Kroll Security International, Crump, Price Forbes and SCMS, which are classified as discontinued operations as described in Note 5. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments and geographic areas of operation follows:

For the Years Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)		Total Assets		Depreciation and Amortization	Capital Expenditures
2008–
Risk and Insurance Services	$5,466	(a)	$460		$7,704		$188	$135
Consulting	5,196	(b)	555		4,156		111	113
Risk Consulting & Technology	993	(c)	(497	)(f)	1,887		82	50
Total Operating Segments	11,655		518		13,747		381	298
Corporate/Eliminations	(68)		(255)		1,459	(e)	23	89
Assets of Discontinued Operations	—		—		—		—	—
Total Consolidated	$11,587		$263		$15,206		$404	$387

2007–
Risk and Insurance Services	$5,400	(a)	$342		$9,091		$214	$136
Consulting	4,884	(b)	606		4,438		94	99
Risk Consulting & Technology	987	(c)	98		2,538		80	43
Total Operating Segments	11,271		1,046		16,067		388	278
Corporate/Eliminations	(94)		(200)		1,292	(e)	19	85
Assets of Discontinued Operations	—		—		—		—	—
Total Consolidated	$11,177		$846		$17,359		$407	$363

2006–
Risk and Insurance Services	$5,263	(a)	$477		$9,651		$230	$133
Consulting	4,224	(b)	465		3,804		92	88
Risk Consulting & Technology	973	(c)	143		2,363		90	46
Total Operating Segments	10,460		1,085		15,818		412	267
Corporate/Eliminations	(120)		(137	)(d)	398	(e)	11	6
Assets of Discontinued Operations	—		—		1,921		—	34
Total Consolidated	$10,340		$948		$18,137		$423	$307

(a)

Includes inter-segment revenue ($5 million in 2008, $7 million in 2007 and $0 million in 2006) and interest income on fiduciary funds ($139 million in 2008, $177 million in 2007 and $168 million in 2006).

(b)	Includes inter-segment revenue ($52 million in 2008, $79 million in 2007 and $108 million in 2006).
(c)	Includes inter-segment revenue ($11 million in 2008, $8 million in 2007 and $12 million in 2006).
(d)	Corporate expenses in 2006 include a $74 million credit for the gain from the sale of five (5) floors of MMC’s New York headquarters building.
(e)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of MMC’s headquarters building and intercompany eliminations.
(f)	Includes a goodwill impairment charge of $540 million.

Operating Segment Revenue by Product is as follows:

For the Years Ended December 31, (In millions of dollars)	2008	2007	2006
Risk and Insurance Services
Marsh	$4,632	$4,498	$4,383
Guy Carpenter	834	902	880
Total Risk and Insurance Services	5,466	5,400	5,263
Consulting
Mercer	3,642	3,368	3,020
Oliver Wyman Group	1,554	1,516	1,204
Total Consulting	5,196	4,884	4,224
Risk Consulting & Technology	993	987	973
Total Operating Segments	11,655	11,271	10,460
Corporate/Eliminations	(68)	(94)	(120)
Total	$11,587	$11,177	$10,340

Information by geographic area is as follows:

For the Years Ended December 31, (In millions of dollars)	2008	2007	2006
Revenue
United States	$5,398	$5,379	$5,229
United Kingdom	1,984	2,099	1,990
Continental Europe	2,064	1,794	1,540
Other	2,209	1,999	1,701
	11,655	11,271	10,460
Corporate/Eliminations	(68)	(94)	(120)
	$11,587	$11,177	$10,340

December 31, (In millions of dollars)	2008	2007	2006
Fixed Assets, Net
United States	$603	$585	$593
United Kingdom	148	208	224
Continental Europe	86	90	80
Other	132	109	93
	$969	$992	$990

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2009

Marsh & McLennan Companies, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA AND

SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions of dollars, except per share figures)
2008:
Revenue	$3,039	$3,048	$2,838	$2,662
Operating (loss) income	$(88)	$182	$70	$99
(Loss) income from continuing operations	$(215)	$55	$18	$73
(Loss) income from discontinued operations	$5	$10	$(26)	$7
Net (Loss) income	$(210)	$65	$(8)	$80

Basic Per Share Data:
(Loss) income from continuing operations	$(0.41)	$0.11	$0.04	$0.14
Income (loss) from discontinued operations	$0.01	$0.02	$(0.06)	$0.02
Net (loss) income	$(0.40)	$0.13	$(0.02)	$0.16

Diluted Per Share Data:
(Loss) income from continuing operations	$(0.41)	$0.11	$0.03	$0.14
Income (loss) from discontinued operations	$0.01	$0.02	$(0.05)	$0.01
Net (loss) income	$(0.40)	$0.13	$(0.02)	$0.15
Dividends Paid Per Share	$0.20	$0.20	$0.20	$0.20

2007:
Revenue	$2,761	$2,785	$2,716	$2,915
Operating income	$336	$239	$116	$155
Income from continuing operations	$228	$140	$80	$90
Income (loss) from discontinued operations	$40	$37	$1,865	$(5)
Net income	$268	$177	$1,945	$85

Basic Per Share Data:
Income from continuing operations	$0.41	$0.26	$0.15	$0.17
Income from discontinued operations	$0.08	$0.06	$3.49	$—
Net income	$0.49	$0.32	$3.64	$0.17

Diluted Per Share Data:
Income from continuing operations	$0.41	$0.25	$0.15	$0.17
Income (loss) from discontinued operations	$0.06	$0.06	$3.45	$(0.01)
Net income	$0.47	$0.31	$3.60	$0.16
Dividends Paid Per Share	$0.19	$0.19	$0.19	$0.19

As of February 20, 2009, there were 8,505 stockholders of record.

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

Internal Control over Financial Reporting.

(a)	Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management evaluated the effectiveness of MMC’s internal control over financial reporting as of December 31, 2008 under the supervision and with the participation of the Company’s principal executives and financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its evaluation, management determined that MMC maintained effective internal control over financial reporting as of December 31, 2008.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on MMC’s consolidated financial statements included in this annual report on Form 10-K, also issued an attestation report on the effectiveness of MMC’s internal control over financial reporting as of December 31, 2008.

(b)	Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2009

(c)	Changes in Internal Control Over Financial Reporting.

There have been no changes in MMC’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, MMC’s internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Information as to the directors and nominees for the board of directors of MMC is incorporated herein by reference to the material set forth under the heading “Item 1—Election of Directors” in the 2009 Proxy Statement.

The executive officers of MMC are Ben Allen, Orlando D. Ashford, Peter J. Beshar, M. Michele Burns, John Drzik, Brian Duperreault, E. Scott Gilbert, Daniel S. Glaser, David Nadler, Vanessa A. Wittman and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of MMC”.

The information set forth in the 2009 Proxy Statement in the sections “Transactions with Management and Others; Other Information—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Codes of Conduct” and “Board of Directors and Committees—Committees—Audit Committee” is incorporated herein by reference.

Item 11.      Executive Compensation.

The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Compensation of Executive Officers” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the sections “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information set forth in the sections “Corporate Governance—Director Independence”, “Corporate Governance—Review of Related-Person Transactions” and “Transactions with Management and Others; Other Information” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.

The information set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Other:

Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2008 and 2007

Five-Year Statistical Summary of Operations

2.	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	The following exhibits are filed as a part of this report:

(3.1)	Restated Certificate of Incorporation of Marsh & McLennan Companies, Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated July 17, 2008)

(3.2)	Amended and Restated By-Laws of Marsh & McLennan Companies, Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated September 18, 2008)

(4.1)	Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)	First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(4.3)	Second Supplemental Indenture dated as of February 19, 2003 between MMC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(4.4)	Third Supplemental Indenture dated as of July 30, 2003 between MMC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)	Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)	Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)	First Supplemental Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)	Second Supplemental Indenture, dated as of September 16, 2005, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Current Report on Form 8-K dated September 13, 2005)

(10.1)	Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Current Report on Form 8-K dated January 31, 2005)

(10.2)	Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)	Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.4)	Amendment No. 3, dated August 17, 2006, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 17, 2006)

(10.5)	Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 6, 2007)

(10.6)	Amendment No. 5, dated May 16, 2008, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated June 3, 2008)

(10.7)	*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1999)

(10.8)	*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.9)	*Form of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.10)	*Additional Forms of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.11)	*Form of Restricted Stock Award under the MMC 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Current Report on Form 8-K dated May 18, 2005)

(10.12)	*Stock Option and Restricted Stock Unit Award to Brian Duperreault under the 2000 Senior Executive Incentive and Stock Award Plan

(10.13)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.14)	*Form of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.15)	*Additional Forms of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.16)	*Form of Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.17)	*Form of 2007 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.18)	*Form of 2008 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

(10.19)	*Form of Deferred Stock Unit Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2007)

(10.20)	*Form of Deferred Stock Unit Award, dated as of January 1, 2009, under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

(10.21)	*Amendments to Certain MMC Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009

(10.22)	*Section 409A Amendment Document, effective as of January 1, 2009

(10.23)	*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan), Amendment and Restatement effective January 1, 2009

(10.24)	*Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.25)	*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan, as Amended and Restated effective January 1, 2009

(10.26)	*Marsh & McLennan Companies, Inc. Form of Senior Executive Severance Pay Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.27)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.28)	*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan-January 1, 2009 Restatement

(10.29)	*Description of compensation arrangements for non-executive directors of MMC (incorporated by reference to MMC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007)

(10.30)	*Employment Agreement, dated as of December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Current Report on Form 8-K dated December 16, 2005)

(10.31)	*Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.32)	*Amendment No. 2, dated as of December 12, 2008, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns

(10.33)	*Employment Agreement, dated as of January 29, 2008, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to MMC’s Current Report on Form 8-K dated January 29, 2008)

(10.34)	*Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to MMC’s Current Report on Form 8-K dated August 18, 2008)

(10.35)	*Employment Agreement, dated as of September 25, 2006, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.36)	*Employment Agreement, dated as of July 1, 2005, by and between Marsh & McLennan Companies, Inc. and David H. Spiller (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.37)	*Employment Agreement, dated as of July 20, 2005, by and between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC’s Current Report on Form 8-K dated July 25, 2005)

(10.38)	*Separation and Release Agreement, dated February 15, 2008, between Marsh & McLennan Companies, Inc. and Michael G. Cherkasky (incorporated by reference to MMC’s Current Report on Form 8-K dated February 15, 2008)

(10.39)	Settlement Agreement, dated as of July 18, 2008, by and between Providence Equity L.L.C., US Investigations Services, Inc., Marsh & McLennan Companies, Inc., and Michael G. Cherkasky (incorporated by reference to MMC’s Current Report on Form 8-K dated July 18, 2008)

(10.40)	*Amended and Restated Limited Partnership Agreement of Marsh & McLennan Affiliated Fund, L.P. dated October 12, 1999 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2001)

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of MMC (as of 2/18/2009)

(23)	Consent of Independent Registered Public Accounting Firm

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated: February 27, 2009	By	/S/ BRIAN DUPERREAULT
Brian Duperreault President and Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Luciana Fato, Kate J. Brennan and Jean McConney, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of February, 2009.

Name	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Director, President & Chief Executive Officer	February 27, 2009

/S/ VANESSA A. WITTMAN Vanessa A. Wittman	Executive Vice President & Chief Financial Officer	February 27, 2009

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 27, 2009

/S/ LESLIE M. BAKER, JR. Leslie M. Baker, Jr.	Director	February 27, 2009

/S/ ZACHARY W. CARTER Zachary W. Carter	Director	February 27, 2009

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 27, 2009

/S/ STEPHEN R. HARDIS Stephen R. Hardis	Director	February 27, 2009

/S/ GWENDOLYN S. KING Gwendolyn S. King	Director	February 27, 2009

/S/ THE RT. HON. LORD LANG OF MONKTON, DL The Rt. Hon. Lord Lang of Monkton, DL	Director	February 27, 2009

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 27, 2009

Name	Title	Date

/S/ MARC D. OKEN Marc D. Oken	Director	February 27, 2009

/S/ DAVID A. OLSEN David A. Olsen	Director	February 27, 2009

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 27, 2009

/S/ ADELE SIMMONS Adele Simmons	Director	February 27, 2009