Form 10-Q
period 2009-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2009-05-08
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Marsh & McLennan Companies, Inc.

1166 Avenue of the Americas

New York, New York 10036

(212) 345-5000

Commission file number 1-5998

State of Incorporation: Delaware

I.R.S. Employer Identification No. 36-2668272

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were outstanding 522,536,514 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•	the impact of current financial market conditions on our results of operations and financial condition;

•	the potential impact of legislative, regulatory, accounting and other initiatives which may be taken in response to the current financial crisis;

•

our ability to meet our financing needs by generating cash from operations and accessing external financing sources, including the impact of current economic conditions on our cost of financing or ability to borrow;

•	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

•

our exposure to potential liabilities arising from errors and omissions claims against us, including claims of professional negligence in providing actuarial services, such as those alleged by the Alaska Retirement Management Board and Milwaukee County in separate lawsuits against Mercer;

•	the impact on our net income caused by fluctuations in foreign exchange rates;

•	the potential impact of changes in interest rates and increased counterparty risk in the current economic environment;

•	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

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

•	the potential impact of consolidation in the industries we serve, particularly in the reinsurance industry;

•	our ability to successfully obtain payment from our clients of the amounts they owe us for work performed;

•

the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across the jurisdictions in which we do business;

•

our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from, the businesses we acquire;

•	our ability to successfully recover should we experience a disaster or other business continuity problem;

•	changes in applicable tax or accounting requirements; and

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

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

For the Three Months Ended March 31, (In millions, except per share figures)	2009	2008
Revenue	$2,629	$3,039

Expense:
Compensation and benefits	1,578	1,828
Other operating expenses	720	874
Goodwill impairment charge	—	425

Operating expenses	2,298	3,127

Operating income (loss)	331	(88)
Interest income	6	18
Interest expense	(56)	(56)
Investment income (loss)	(15)	8

Income (loss) before income taxes	266	(118)
Income taxes	82	94

Income (loss) from continuing operations	184	(212)
Discontinued operations, net of tax	(4)	5

Net income (loss) before non-controlling interests	180	(207)
Less: Net income attributable to non-controlling interests	4	3

Net income (loss) attributable to MMC	$176	$(210)

Basic net income (loss) per share – Continuing operations	$0.34	$(0.40)
– Net income (loss)	$0.33	$(0.39)

Diluted net income (loss) per share – Continuing operations	$0.34	$(0.41)
– Net income (loss)	$0.33	$(0.40)

Weighted average number of shares outstanding – Basic	515	519

– Diluted	515	519

Shares outstanding at March 31,	517	511

Dividends declared per share	$.40	$.40

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In millions of dollars)	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,414	$1,685

Receivables
Commissions and fees	2,431	2,418
Advanced premiums and claims	89	86
Other	338	354

	2,858	2,858
Less-allowance for doubtful accounts and cancellations	(112)	(103)

Net receivables	2,746	2,755

Other current assets	350	344

Total current assets	4,510	4,784
Goodwill and intangible assets	7,129	7,163
Fixed assets	945	969
(net of accumulated depreciation and amortization of $1,325 at March 31, 2009 and $1,301 at December 31, 2008)
Pension related assets	219	150
Other assets	2,057	2,140

	$14,860	$15,206

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(Unaudited)

(In millions of dollars)	March 31, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$408	$408
Accounts payable and accrued liabilities	1,670	1,688
Accrued compensation and employee benefits	594	1,224
Accrued income taxes	19	66
Dividends payable	106	—

Total current liabilities	2,797	3,386

Fiduciary liabilities	3,683	3,297
Less – cash and investments held in a fiduciary capacity	(3,683)	(3,297)

	—	—
Long-term debt	3,590	3,194
Retirement and postemployment benefits	1,162	1,217
Liabilities for errors and omissions	496	512
Other liabilities	1,121	1,137
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2009 and December 31, 2008	561	561
Additional paid-in capital	1,183	1,245
Retained earnings	7,202	7,237
Accumulated other comprehensive loss	(2,132)	(2,098)
Non-controlling interests	34	38

	6,848	6,983
Less – treasury shares, at cost, 44,017,166 shares at March 31, 2009 and 46,375,622 shares at December 31, 2008	(1,154)	(1,223)

Total equity	5,694	5,760

	$14,860	$15,206

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, (In millions of dollars)	2009	2008
Operating cash flows:
Net income (loss) before non-controlling interests	$180	$(207)
Adjustments to reconcile net income (loss) to cash used for operations:
Goodwill impairment charge	—	425
Depreciation and amortization of fixed assets and capitalized software	74	83
Amortization of intangible assets	16	18
Provision for deferred income taxes	16	41
Loss (gain) on investments	16	(6)
Loss (gain) on disposition of assets	12	(6)
Stock option expense	—	15
Changes in assets and liabilities:
Net receivables	9	(203)
Other current assets	(8)	2
Other assets	(36)	14
Accounts payable and accrued liabilities	(18)	125
Accrued compensation and employee benefits	(629)	(558)
Accrued income taxes	19	(42)
Other liabilities	(113)	(93)
Effect of exchange rate changes	12	(23)

Net cash used for operations	(450)	(415)

Financing cash flows:
Proceeds from issuance of debt	397	—
Repayments of debt	(2)	(253)
Purchase of non-controlling interest	(24)	—
Purchase of treasury shares	(20)	(20)
Issuance of common stock	11	13
Dividends paid	(102)	(103)

Net cash provided by (used for) financing activities	260	(363)

Investing cash flows:
Capital expenditures	(69)	(122)
Net purchases of long-term investments	6	—
Proceeds from sales related to fixed assets	1	3
Dispositions	—	50
Acquisitions	(2)	(51)
Other, net	2	2

Net cash used for investing activities	(62)	(118)

Effect of exchange rate changes on cash and cash equivalents	(19)	48

Decrease in cash and cash equivalents	(271)	(848)
Cash and cash equivalents at beginning of period	1,685	2,133

Cash and cash equivalents at end of period	$1,414	$1,285

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Equity and Comprehensive Income

(Unaudited)

For the Three Months Ended March 31, (In millions, except per share figures)	2009	2008
COMMON STOCK
Balance, beginning and end of year	$561	$561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,246	$1,242
Change in accrued compensation costs	(31)	(33)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits	4	(16)
Purchase of subsidiary shares from non-controlling interests	(36)	—

Balance, end of period	$1,183	$1,193

RETAINED EARNINGS
Balance, beginning of year	$7,237	$7,732
Net income (loss) attributable to MMC (a)	176	(210)
Dividend equivalents paid	(3)	(3)
Dividends declared – (per share amounts: $.40)	(208)	(206)

Balance, end of period	$7,202	$7,313

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,098)	$(351)
Foreign currency translation adjustments (b)	(43)	103
Unrealized investment holding (losses) gains, net of reclassification adjustments (c)	(4)	14
Net changes under SFAS 158, net of tax (d)	13	(4)

Balance, end of period	$(2,132)	$(238)

TREASURY SHARES
Balance, beginning of year	$(1,223)	$(1,362)
Issuance of shares under stock compensation plans and employee stock purchase plans	69	56

Balance, end of period	$(1,154)	$(1,306)

NON-CONTROLLING INTERESTS
Balance, beginning of year	$38	$33
Net Income attributable to non-controlling interests (e)	4	3
Purchase of subsidiary shares from non-controlling interests	(8)	—
Other changes	—	(2)

Balance, end of period	$34	$34

TOTAL EQUITY	$5,694	$7,557

TOTAL COMPREHENSIVE INCOME (LOSS) (a+b+c+d+e)	$146	$(94)

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

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

The Risk Consulting & Technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients, including consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll. The principal operations within the corporate advisory and restructuring business were divested in the fourth quarter of 2008. Additionally, two small residual businesses were exited in the first quarter of 2009. Based on the terms and conditions of the divestitures, MMC determined it has “continuing involvement” in the divested businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of these businesses as discontinued operations is not appropriate and the financial results in the current and prior period are included in operating income.

2. Principles of Consolidation

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although MMC believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three-month periods ended March 31, 2009 and 2008. Effective January 1, 2009, the company adopted retrospectively EITF 03-6-1 and SFAS 160. The adoption of EITF 03-6-1 and SFAS 160 affected the calculation of earnings per share, and the presentation of non-controlling interests (previously referred to as minority interests), and are described more fully in Notes 4 and 17 to the Consolidated Financial Statements. Also, see Note 5 with respect to a correction in our Statement of Cash Flows.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities, the change in value of trading securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. An equity method loss of $18 million and equity method income of $6 million is included in this line in 2009 and 2008, respectively.

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in risk and insurance services revenue, amounted to $15 million and $40 million for the three-month periods ended March 31, 2009 and 2008, respectively. The consulting segment recorded fiduciary interest income of $1 million and $4 million in 2009 and 2008, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $790 million of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at March 31, 2009 were $14 million.

Net uncollected premiums and claims and the related payables amounted to $9.2 billion at March 31, 2009 and $8.6 billion at December 31, 2008. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4. Per Share Data

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP 03-6-1”) “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6-1 applies to the calculation of earnings per share (“EPS”) under SFAS 128 “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP 03-6-1 indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method. The adoption of FSP 03-6-1 did not have an impact on the fiscal year 2008 for EPS from continuing operations, discontinued operations and net income because the treasury stock method was more dilutive. The impact of the adoption of FSP 03-6-1 was a decrease in EPS of $.02, $.05, and $.07 for the fiscal year 2007, for EPS from continuing operations, discontinued operations, and net income, respectively, and a decrease in EPS of $.02, $.01, $.03 for the fiscal year 2006, for EPS from continuing operations, discontinued operations and net income, respectively.

Basic net income attributable to MMC per share and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock.

Diluted net income attributable to MMC per share and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities). The dilutive earnings per share calculation reflects the more dilutive effect of (a) either the two-class method that assumes that the participating securities have not been exercised or (b) the treasury stock method. Reconciliation of the applicable income components used for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. Prior period information has been adjusted to conform with the current year presentation.

Basic EPS Calculation

Continuing Operations

For the Three Months Ended March 31, (In millions, except per share figures)	2009	2008
Net income (loss) from continuing operations	$184	$(212)
Less: Non-controlling interests	4	3

Net income (loss) from continuing operations attributable to MMC	$180	$(215)
Less: Portion attributable to participating securities	5	(8)

Net income (loss) attributable to common shares for basic earnings per share	$175	$(207)

Basic weighted average common shares outstanding	515	519

Basic EPS Calculation Net Income

For the Three Months Ended March 31, (In millions, except per share figures)	2009	2008
Net income (loss) attributable to MMC	$176	$(210)
Less: Portion attributable to participating securities	5	(8)

Net income (loss) attributable to common shares for basic earnings per share	$171	$(202)

Basic weighted average common shares outstanding	515	519

Diluted EPS Calculation Continuing Operations

For the Three Months Ended March 31, (In millions, except per share figures)	2009	2008
Net income (loss) from continuing operations	$184	$(212)
Less: Non-controlling interests	4	3

Net income (loss) from continuing operations attributable to MMC	180	(215)
Less: Portion attributable to participating securities (1)	5	—

Net income (loss) attributable to common shares for diluted earnings per share	$175	$(215)

Basic weighted average common shares outstanding	515	519
Dilutive effect of potentially issuable common shares	—	—

Diluted weighted average common shares outstanding	515	519

Average stock price used to calculate common stock equivalents	$20.34	$26.14

Diluted EPS Calculation Net Income

For the Three Months Ended March 31, (In millions, except per share figures)	2009	2008
Net income (loss) attributable to MMC	$176	$(210)
Less: Portion attributable to participating securities (1)	5	—

Net income (loss) attributable to common shares for diluted earnings per share	$171	$(210)

Basic weighted average common shares outstanding	515	519
Dilutive effect of potentially issuable common shares	—	—

Diluted weighted average common shares outstanding	515	519

Average stock price used to calculate common stock equivalents	$20.34	$26.14

(1)	In 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities in the 2008 calculation.

There were 48.1 million and 55.7 million stock options outstanding as of March 31, 2009 and 2008, respectively. There were 5 million common stock equivalents in 2008 that would have increased weighted average common shares outstanding; however, they have not been included in the calculation since their impact would be anti-dilutive.

5. Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning interest and income taxes paid for the three-month periods ended March 31, 2009 and 2008.

(In millions of dollars)	2009	2008
Interest paid	$85	$89
Income taxes paid	$60	$96

MMC had non-cash issuances of common stock under its share-based payment plan of $75 million and $48 million for the three months ended March 31, 2009 and 2008, respectively.

In the first quarter of 2009, MMC changed the presentation in its statement of cash flows for the issuance of certain equity shares related to employee stock compensation plans. Previously, such issuances were shown in the statement of cash flows as a reduction of cash from operating activities and a source of cash from financing activities. In 2009, MMC determined that these issuances should be presented as non-cash items and that the presentation in the prior periods was not correct. The presentation in the statement of cash flows for the first quarter of 2008 has been corrected to conform with the current presentation, resulting in a decrease in cash used for operations and a decrease in cash used for financing activities of $48 million. With respect to the periods previously reported, but not contained herein, the corresponding correction in the statement of cash flows results in an increase in cash generated from operations (or a decrease in cash used by operations in periods where there is a net cash use) and a decrease in cash used for financing activities compared with the information presented previously as follows: six months ended June 30, 2008 - $62 million; nine months ended September 30, 2008 - $103 million; year ended December 31, 2008 - $103 million; year ended December 31, 2007 - $82 million; and year ended December 31, 2006 - $59 million.

6. Comprehensive Income (Loss)

The components of comprehensive (loss) income for the three-month periods ended March 31, 2009 and 2008 are as follows:

(In millions of dollars)	2009	2008
Foreign currency translation adjustments	$(43)	$103
Unrealized investment holding (losses) gains, net of income taxes	(4)	14
Adjustments related to pension/retiree plans	13	(4)

Other comprehensive (loss) income	(34)	113
Net income (loss) before non-controlling interests	180	(207)

Comprehensive income (loss)	146	(94)
Less: Comprehensive income attributable to non-controlling interests	(4)	(3)

Comprehensive income (loss) attributable to MMC	$142	$(97)

7. Acquisitions

In the first quarter of 2009, MMC’s Risk & Insurance Services segment acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. MMC adopted SFAS 160, “Non-controlling interests in Consolidated Financial Statements” (“SFAS 160”) which is discussed further in Footnote 17 on page 27. SFAS 160 requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is no longer permitted. Therefore, MMC recorded a decrease to additional paid in capital in the first quarter of 2009 of $36 million related to this transaction. MMC also paid $2 million of contingent consideration in the first quarter of 2009 related to prior acquisitions.

8. Discontinued Operations

Discontinued operations in the first quarter of 2009 and 2008 includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the Putnam transaction. Discontinued operations in the first quarter of 2008 also includes the gain on the sale of a claims administration operation in Brazil (“Mediservice”). The operating results of Mediservice were immaterial to MMC’s results, therefore, the operating results for 2008 were not reclassified to discontinued operations.

Summarized Statements of Income data for discontinued operations is as follows:

For the Three Months Ended March 31, (In millions of dollars)	2009	2008
(Loss) gain on disposal of discontinued operations	$(1)	$24
Provision for income tax	(3)	19

Discontinued operations, net of tax	$(4)	$5

9. Goodwill and Other Intangibles

Under SFAS 142, MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. In 2008, MMC recorded goodwill impairment charges totaling $540 million, $425 million in the first quarter and $115 million in the second quarter, resulting from an interim goodwill impairment test in its Risk Consulting & Technology segment. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2009	2008
Balance as of January 1,	$6,825	$7,388
Goodwill impairment	—	(425)
Goodwill acquired	2	75
Other adjustments (a)	(1)	49

Balance as of March 31,	$6,826	$7,087

(a)	Primarily foreign exchange and purchase accounting adjustments and transfers.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk & Insurance Services, $3.7 billion; Consulting, $2.0 billion; and Risk Consulting & Technology, $1.1 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	March 31, 2009			December 31, 2008
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$641	$338	$303	$681	$343	$338

Aggregate amortization expense for the three months ended March 31, 2009 and 2008 was $16 million and $18 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2009 (including amounts incurred through March 31)	$58
2010	50
2011	43
2012	36
2013	28
Subsequent years	104

$319

10. Fair Value Measurements

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

Financial assets and liabilities recorded in the consolidated balance sheets are categorized based on the inputs in the valuation techniques as follows:

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

Other Sovereign Government Obligations, Municipal Bonds and Corporate Bonds

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

(In millions of dollars)	Identical Assets (Level 1)		Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	3/31/09	12/31/08	3/31/09	12/31/08	3/31/09	12/31/08	3/31/09	12/31/08
Assets
Financial Instruments Owned:
Exchange Traded Equity Securities (a)	$9	$11	$—	$—	$—	$—	$9	$11
Mutual Funds (a)	94	107	—	—	—	—	94	107
State and Local Obligations (including non U.S. Locales) (b)	—	—	217	234	—	—	217	234
Other Sovereign Government Obligations and Supranational Agencies (b)	—	—	461	531	—	—	461	531
Corporate and Other Debt (b)	—	—	112	122	—	—	112	122
Medium Term Bond Funds and Fixed Income Securities (a)	—	—	7	8	—	—	7	8
Money Market Funds (c)	576	689	—	—	—	—	576	689

	$679	$807	$797	$895	$—	$—	$1,476	$1,702

(a)	Included in Other Assets in the Consolidated Balance Sheets.
(b)	Included in Fiduciary Assets in the Consolidated Balance Sheets
(c)	Included in cash and cash equivalents in the Consolidated Balance Sheets.

Cash and cash equivalents primarily consist of bank and money market funds that are valued at quoted market prices.

In the first quarter of 2009, MMC adopted the provisions of FSP FASB 157-2, relating to non-financial assets and liabilities that is discussed in greater detail in Footnote 17 on page 27. At March 31, 2009, MMC has a liability of approximately $130 million related to future lease agreements. This amount reflects the present value of future cash flows for the estimated future rent and real estate costs, net of subleases for previously vacated space, primarily in MMC’s New York headquarters building. Per SFAS 157, this is categorized as a Level 3 input.

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

The target asset allocation for the U.S. Plan is 65% equities and 35% fixed income. At the end of the first quarter, the actual allocation for the U.S. Plan was 61% equities and 39% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 79% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the first quarter, the actual allocation of assets for the U.K. Plan was 52% to equities and 48% to fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans

For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$46	$54	$1	$2
Interest cost	130	149	4	4
Expected return on plan assets	(187)	(217)	—	—
Amortization of prior service credit	(12)	(14)	(3)	(3)
Recognized actuarial loss	17	18	—	—

Net periodic benefit (credit) cost	$(6)	$(10)	$2	$3

U.S. Plans only

For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$20	$19	$1	$1
Interest cost	54	52	3	3
Expected return on plan assets	(73)	(72)	—	—
Amortization of prior service credit	(12)	(14)	(3)	(3)
Recognized actuarial loss	13	5	—	—

Net periodic benefit cost (credit)	$2	$(10)	$1	$1

The net periodic benefit cost of the U.S. Plans for the first quarter is based on the January 1, 2008 employee census. When the census data is refined as of January 1, 2009 the net periodic benefit cost will be updated.

Significant non-U.S. Plans only

For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$26	$35	$—	$1
Interest cost	76	97	1	1
Expected return on plan assets	(114)	(145)	—	—
Recognized actuarial loss	4	13	—	—

Net periodic benefit (credit) cost	$(8)	$—	$1	$2

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Expected return on plan assets	8.2%	8.2%	—	—
Discount rate	6.5%	6.1%	6.7%	6.5%
Rate of compensation increase	3.7%	3.8%	—	—

12. Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2009	December 31, 2008
Short-term:
Current portion of long-term debt	$408	$408

Long-term:
Senior notes – 7.125% due 2009	$400	$400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	257	257
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	648
Senior notes – 5.15% due 2010	549	549
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	397	—
Mortgage – 5.70% due 2035	452	454
Other	3	2

	3,998	3,602
Less current portion	408	408

	$3,590	$3,194

During the first quarter of 2009, MMC issued $400 million of 9.25% ten-year fixed rate senior notes to refinance the $400 million senior notes maturing in June 2009.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There was no amount outstanding under this facility at March 31, 2009.

13. Restructuring Costs

Actions Initiated in 2009

In the first quarter of 2009, MMC initiated restructuring activities resulting in a charge of $25 million, primarily severance and benefits related to the elimination of approximately 320 positions at Marsh.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. During the first three months of 2009, MMC incurred net restructuring costs of $15 million, related to actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building. As of March 31, 2009, the remaining liability for these initiatives was $206 million, primarily related to future severance and benefit payments and future lease agreements.

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

Following the filing of the NYAG Lawsuit, various state regulators and attorneys general initiated investigations relating to the conduct alleged in the NYAG Lawsuit. In the fourth quarter of 2008, MMC and Marsh entered into a settlement with attorneys general or state regulators in nine states. In addition, in May 2009, MMC and Marsh entered into a settlement with the attorney general of the State of Connecticut to resolve the civil action originally filed in January 2005. One civil action against MMC, Marsh and certain Marsh subsidiaries filed by the Attorney General of the State of Ohio in August 2007 remains pending. The State of Ohio action asserts claims based on alleged violations of unfair trade practices and state antitrust laws.

Numerous private party lawsuits have been commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit. These lawsuits include the following:

Policyholder Claims

•

Various putative class actions that were consolidated into two actions in the U.S. District Court for the District of New Jersey (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders) included claims against MMC, Marsh and certain Marsh subsidiaries. The claims against MMC, Marsh and certain Marsh subsidiaries were settled in June 2008 using the remainder available from an $850 million fund created in connection with the settlement of the NYAG Lawsuit. The trial court approved the settlement on February 18, 2009. The court’s approval of the settlement has been appealed.

•

Four class or representative actions on behalf of policyholders are pending in state courts. Sixteen actions instituted by individual policyholders and others are pending in federal and state courts relating to matters alleged in the NYAG Lawsuit. Two putative class actions and an individual policyholder action are pending in Canada.

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

•	Three individual shareholder actions against MMC and others were brought in state courts and dismissed. The plaintiffs in each action have appealed.

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

•

Several shareholder derivative actions are pending against MMC’s current and former directors and officers. Most of these actions have been consolidated into two proceedings, one in the Court of Chancery of the State of Delaware, and one in the U.S. District Court for the Southern District of New York. These actions allege, among other things, breach of fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, and that the defendants are liable for and must contribute to or indemnify MMC for any related damages MMC has suffered. The consolidated action in federal court in New York has been stayed in favor of the state derivative action in Delaware. MMC, Marsh and other defendants have moved to dismiss the claims in the Delaware action.

Other Claims

•

A shareholder derivative suit pending in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. (“AIG”) and other parties names as additional defendants MMC, Marsh and certain Marsh subsidiaries. The suit alleges that MMC, Marsh and the Marsh subsidiaries engaged in conspiracy and fraud with respect to the alleged misconduct described in the NYAG Lawsuit, and that they aided and abetted current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct. The complaint seeks damages including the return of all contingent commissions paid by AIG to MMC and Marsh. MMC and the Marsh defendants have moved to dismiss the claims.

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

•

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in Alaska state court alleging professional negligence and malpractice, breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and unfair trade practices related to actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The initial complaint alleged damages of “at least $1.8 billion” and treble damages related to the unfair trade practices claim. The plaintiff recently indicated that it will seek to amend its lawsuit to add a claim for fraud and misrepresentation, seek damages of “at least $2.8 billion”, and add a claim for punitive damages. Discovery is underway in this matter; a trial is currently scheduled for early 2010.

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

•

In March 2006, Milwaukee County and the Employees Retirement System of the County of Milwaukee and its Pension Board filed a civil lawsuit against Mercer (US) Inc. in the U.S. District Court for the Eastern District of Wisconsin alleging professional negligence, negligent and intentional misrepresentation and breach of contract in connection with the provision of actuarial services and seeking damages, including compensatory and punitive damages, in excess of $300 million. The court has denied a summary judgment motion by Mercer seeking dismissal of the plaintiffs’ claims. The trial of this case began in early May 2009.

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

•

MMC and Putnam were named in a substantial number of civil complaints, filed in various state and federal courts, alleging “market-timing” and, in some cases, “late trading” activities. The actions filed in or removed to federal court have been transferred, along with actions against other mutual fund complexes, to the U.S. District Court for the District of Maryland. The following summarizes the consolidated matters pending in the District of Maryland:

•

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The other action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. In December 2008 and April 2009, the court granted Putnam’s motion for summary judgment in the action relating to securities claims. In the derivative action, the court denied Putnam’s motion for summary judgment.

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

Other Contingencies Relating to MMC and its Subsidiaries

Errors and Omissions Claims

•

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Certain of these claims, including the actions filed against Mercer by the State of Alaska and the County of Milwaukee, seek damages, including punitive damages, in amounts that could, if awarded, be significant. MMC has varying levels of third-party insurance coverage, depending on the policy year. To the extent that expected losses exceed MMC’s retention in any policy year, MMC records an asset for the amount that MMC expects to recover under any available third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year. MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in years prior to policy year 2001-2002 in a material amount. In policy years subsequent to 2001-2002, the availability of third-party insurance has declined significantly, such that the Company has, for example, limited third-party insurance for the lawsuits brought by the State of Alaska and the County of Milwaukee against Mercer. MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel, to establish loss reserves, in accordance with SFAS No. 5 (“Accounting for Contingencies”), to provide for its loss retention. These reserves are reviewed quarterly and adjusted as developments warrant.

Guarantees

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2009, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

•

From 1980 to 1983, MMC owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required MMC to guarantee a portion of E&A’s obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for MMC’s agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. Certain claims have been paid under the letter of credit and MMC anticipates that additional claimants may seek to recover against the letter of credit.

The proceedings and other matters described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC has established liabilities in accordance with SFAS No. 5, “Accounting for Contingencies”. Except as specifically set forth above, MMC’s management is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to the foregoing matters or the impact they may have on MMC’s consolidated results of operations or financial position (over and above MMC’s existing loss reserves) or MMC’s cash flows (to the extent not covered by insurance). This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC’s financial condition, results of MMC’s operations or cash flows in a future period.

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

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the 2008 10-K. The information in the following tables excludes the results of Putnam, which are classified as discontinued operations. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes directly related expenses and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments for the three-month period ended March 31, 2009 and 2008 follows:

(In millions of dollars)	Revenue		Operating Income (Loss)
2009 –
Risk and Insurance Services	$1,372	(a)	$297
Consulting	1,083	(b)	73
Risk Consulting & Technology	187	(c)	11

Total Operating Segments	2,642		381
Corporate / Eliminations	(13)		(50)

Total Consolidated	$2,629		$331

2008 –
Risk and Insurance Services	$1,500	(a)	$234
Consulting	1,295	(b)	151
Risk Consulting & Technology	257	(c)	(412	)(d)

Total Operating Segments	3,052		(27)
Corporate / Eliminations	(13)		(61)

Total Consolidated	$3,039		$(88)

(a)	Includes inter-segment revenue of $2 million in 2009, interest income on fiduciary funds of $15 million and $40 million in 2009 and 2008, respectively, and equity method income of $2 million and $1 million in 2009 and 2008, respectively.

(b)	Includes inter-segment revenue of $10 million and $11 million in 2009 and 2008, respectively, and interest income on fiduciary funds of $1 million and $4 million in 2009 and 2008, respectively.

(c)	Includes inter-segment revenue of $1 million in 2009 and $2 million in 2008.

(d)	Includes a goodwill impairment charge of $425 million.

Operating segment revenue by product for the three-month periods ended March 31, 2009 and 2008 is as follows:

(In millions of dollars)	2009	2008
Risk and Insurance Services
Marsh	$1,088	$1,227
Guy Carpenter	284	273

Total Risk and Insurance Services	1,372	1,500

Consulting
Mercer	803	925
Oliver Wyman Group	280	370

Total Consulting	1,083	1,295

Risk Consulting & Technology
Kroll	187	220
Corporate Advisory and Restructuring	—	37

Total Risk Consulting & Technology	187	257

Total Operating Segments	2,642	3,052
Corporate Eliminations	(13)	(13)

Total	$2,629	$3,039

17. New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

SFAS 141(R) requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination. MMC did not make any acquisitions in the first quarter of 2009 that were accounted for under SFAS 141(R).

Effective January 1, 2009, the Company adopted SFAS 160. The adoption of SFAS 160 did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS 160, the Company will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of SFAS 160 is summarized as follows:

	December 31,
In millions of dollars	2008	2007
Balance Sheets
Equity, as previously reported	$5,722	$7,822
Increase for SFAS 160 reclassification of non-controlling interests	38	31

Equity, as adjusted	$5,760	$7,853

SFAS 160 also requires that net income is adjusted to include the net income attributable to the non-controlling interests and a new separate caption for net income attributable to common shareholders is presented in the consolidated statement of earnings. The adoption of SFAS 160 increases net income by $11 million, $14 million, and $8 million for the fiscal years 2008, 2007, and 2006, respectively and net income attributable to common shareholders equals net income as previously reported prior to the adoption of SFAS 160.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) until the first quarter of 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has applied the provision of FSP FASB 157-2 to its financial statement disclosures beginning in the first quarter of 2009.

In June 2008, the FASB issued FSP 03-6-1, which was implemented by MMC effective January 1, 2009 with retroactive application to prior periods. The impact of adopting this pronouncement is discussed in Note 4 to the Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

On December 30, 2008 the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Post Retirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. FSP No. FAS 132(R)-1 requires disclosures about fair value measurements of plan assets similar to those required by Statement 157 as well as (a) how investment allocation decisions are made, (b) the major categories of plan assets, and (c) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Comparative information for earlier periods is not required at initial adoption. MMC is evaluating the impact of adopting the provisions of FSP No. FAS 132(R)-1.

The FASB issued a series of Staff Position guidelines (“FSP’s”) following the Emergency Economic Stabilization Act of 2008 and the SEC’s study on mark-to-market accounting standards, in which the SEC recommended that the FASB reassess current fair value requirements and impairment accounting models for financial instruments, particularly the evaluation of the need for the current other-than-temporary impairment (“OTTI”) guidance. MMC does not expect these FSP’s to have a material impact on MMC’s financial condition or reported results.

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

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related investment and outsourcing services, and specialized management, economic and brand consulting services. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. The principal operations within the Corporate Advisory and Restructuring business were divested in the fourth quarter of 2008. Additionally, two small residual businesses were exited in the first quarter of 2009.

A reconciliation of segment operating income to total operating income is included in Note 16 to the consolidated financial statements included elsewhere in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.

This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report.

Consolidated Results of Operations

(In millions, except per share figures)	2009	2008
Revenue	$2,629	$3,039

Expense:
Compensation and Benefits	1,578	1,828
Other Operating Expenses	720	874
Goodwill Impairment Charge	—	425

Operating Expense	2,298	3,127

Operating Income (Loss)	$331	$(88)

Income (Loss) From Continuing Operations	$184	$(212)
Discontinued Operations, net of tax	(4)	5

Net Income (Loss) before Non-controlling interests	$180	$(207)

Net Income (Loss) Attributable to MMC	$176	$(210)

Income (Loss) from Continuing Operations Per Share
Basic	$0.34	$(0.40)
Diluted	$0.34	$(0.41)

Net Income (Loss) Per Share:
Basic	$0.33	$(0.39)
Diluted	$0.33	$(0.40)

Weighted Average Number of Shares Outstanding:
Basic	515	519
Diluted	515	519

Shares outstanding at March 31,	517	511

MMC reported consolidated operating income of $331 million in the first quarter of 2009 compared with an operating loss of $88 million in the prior year. The first quarter of 2008 included a $425 million goodwill impairment charge related to the risk consulting and technology segment. Excluding this charge, consolidated operating income was $337 million in the first quarter of 2008. A 27% increase in risk & insurance services’ operating income was offset by a decrease in the consulting segment. Foreign currency translation had a negative impact on 2009 operating income compared with the same period in 2008 of $41 million, or approximately 12%.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and acquisitions and dispositions on MMC’s operating revenues by segment is as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue

(In millions, except percentage figures)	2009	2008
Risk and Insurance Services
Marsh	$1,076	$1,196	(10)%	(8)%	—	(1)%
Guy Carpenter	281	264	7%	(7)%	(4)%	10%

Subtotal	1,357	1,460	(7)%	(8)%	—	1%
Fiduciary Interest Income	15	40	(62)%	(5)%	—	(57)%

Total Risk and Insurance Services	1,372	1,500	(8)%	(8)%	—	(1)%

Consulting
Mercer	803	925	(13)%	(11)%	—	(2)%
Oliver Wyman Group	280	370	(24)%	(8)%	3%	(19)%

Total Consulting	1,083	1,295	(16)%	(11)%	1%	(7)%

Risk Consulting & Technology
Kroll	187	220	(15)%	(5)%	(2)%	(8)%
Corporate Advisory and Restructuring	—	37	(99)%	—	(99)%	—

Total Risk Consulting & Technology	187	257	(27)%	(4)%	(15)%	(8)%

Corporate Eliminations	(13)	(13)

Total Revenue	$2,629	$3,039	(13)%	(9)%	(1)%	(4)%

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue

	2009	2008
Marsh:
EMEA	$500	$569	(12)%	(13)%	(2)%	2%
Asia Pacific	86	90	(4)%	(13)%	—	9%
Latin America	47	49	(3)%	(18)%	(1)%	15%

Total International	633	708	(11)%	(13)%	(1)%	4%
U.S. and Canada	443	488	(9)%	(2)%	1%	(8)%

Total Marsh	$1,076	$1,196	(10)%	(8)%	—	(1)%

Mercer:
Retirement	$276	$313	(12)%	(14)%	—	2%
Health and Benefits	212	220	(4)%	(7)%	(1)%	4%
Other Consulting Lines	105	126	(17)%	(7)%	2%	(12)%

Mercer Consulting	593	659	(10)%	(10)%	—	—
Outsourcing	142	188	(24)%	(13)%	—	(11)%
Investment Consulting & Management	68	78	(14)%	(20)%	—	6%

Total Mercer	$803	$925	(13)%	(11)%	—	(2)%

Kroll:
Litigation Support and Data Recovery	$71	$79	(10)%	(4)%	—	(6)%
Background Screening	62	71	(12)%	(3)%	—	(10)%
Risk Mitigation and Response	54	70	(23)%	(8)%	(7)%	(8)%

Total Kroll	$187	$220	(15)%	(5)%	(2)%	(8)%

*	Components of revenue change may not add across due to rounding.

Revenue

Consolidated revenue for the first quarter of 2009 was $2.6 billion, a 13% decrease compared with the same period in the prior year. Consolidated revenue decreased 4% on an underlying basis.

Revenue in the risk and insurance services segment for the first quarter of 2009 decreased 8% from the same period in 2008, due to the impact of foreign currency exchange rates and declined 1% on an underlying basis. Within the risk and insurance services segment, a 10% increase in underlying revenue at Guy Carpenter was offset by a 1% decrease in underlying revenue in Marsh and a 57% decline in fiduciary interest income. Consulting revenue decreased 16%, resulting from decreases of 13% in Mercer and 24% in Oliver Wyman. On an underlying basis, revenue decreased 2% in Mercer and 19% in Oliver Wyman and 7% for the consulting segment in total. Revenue decreased 27% in risk consulting & technology or 8% on an underlying basis, reflecting decreases in Kroll’s litigation support and data recovery, background screening and risk mitigation and response businesses and the impact of disposals of the corporate advisory and restructuring businesses. As previously noted, the principal operations of the corporate advisory and restructuring businesses were divested in the fourth quarter of 2008 while a small residual business in the United States was divested in the first quarter of 2009.

Operating Expenses

Consolidated operating expenses in the first quarter of 2009 decreased 27% from the same period in 2008. Approximately 14% of the decrease is due to the $425 million goodwill impairment charge recorded in the first quarter of 2008. Of the remaining 13% decrease, approximately 7% was due to the impact of foreign currency exchange, 1% related to acquisitions/dispositions and 5% was due to decreases in underlying expenses. The decrease in underlying expenses reflects lower expenses generally but primarily in salary and incentive compensation costs, travel & entertainment, outside services, facilities & equipment and recoverable expenses from clients. These decreases were partly offset by approximately $17 million of accelerated amortization of compensation expense due to the modification of vesting and delivery terms of certain share based awards to ensure compliance with Section 409A of the Internal Revenue Code.

Restructuring and Related Activities

Actions Initiated in 2009

In the first quarter of 2009, MMC initiated restructuring actions resulting in a charge of $25 million, primarily related to severance and benefits from the elimination of approximately 320 positions at Marsh. The annualized cost savings for these actions are expected to be approximately $27 million.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. During the first three months of 2009, MMC incurred restructuring costs of $15 million in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building.

Risk and Insurance Services

The results of operations for the risk and insurance services segment are presented below:

(In millions of dollars)	2009	2008
Revenue	$1,372	$1,500

Compensation and Benefits	722	841
Other Expenses	353	425

Expense	1,075	1,266

Operating Income	$297	$234

Operating Income Margin	21.6%	15.6%

Revenue

Revenue in the risk and insurance services segment decreased 8% in the first quarter of 2009 compared with the same period in 2008, due to the negative 8% impact of foreign currency translation and lower fiduciary interest income as compared to 2008, primarily due to lower interest rates.

In Marsh, revenue in the first quarter of 2009 was $1.1 billion, a decrease of 10% from the same quarter of the prior year, or 1% on an underlying basis. An 8% decrease in underlying revenue in the U.S. and Canada was mostly offset by increases of 2% in EMEA; 9% in Asia Pacific; and 15% in Latin America. Client revenue retention rates decreased slightly in the quarter while pricing declines in the U.S. property and casualty rates moderated from their 2008 levels.

Guy Carpenter’s revenue increased 7% in the first quarter of 2009 compared with prior year or 10% on an underlying basis. The increase in underlying revenue was primarily due to a substantial increase in new business. Increased rates were evident in U.S. property catastrophe reinsurance but rates declined in casualty reinsurance in the first quarter. In April 2009, Guy Carpenter successfully completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, program, and regional specialty lines of business.

Expense

Expenses in the risk and insurance services segment decreased 15% in the first quarter of 2009, compared with the same period in the prior year. Underlying expenses decreased 6% with the remaining 9% reduction due to the impact of foreign currency exchange. The decline in underlying expenses reflects lower compensation & benefit costs and a decrease in other operating cost categories as the Company continues its efforts to monitor and control expenses. The decrease in compensation & benefits reflects lower salary and incentive compensation costs due to the reduction in the number of employees as a result of restructuring activities. The decrease in other expense was primarily driven by a reduction in travel & entertainment, facilities & equipment and outside service costs. The expense decrease was partly offset by higher restructuring and related costs in 2009 as compared with 2008.

Consulting

The results of operations for the consulting segment are presented below:

(In millions of dollars)	2009	2008
Revenue	$1,083	$1,295

Compensation and Benefits	712	794
Other Expenses	298	350

Expense	1,010	1,144

Operating Income	$73	$151

Operating Income Margin	6.7%	11.7%

Revenue

Consulting revenue in the first quarter of 2009 decreased 16% compared with the same period in 2008, or 7% on an underlying basis. Foreign exchange rates for consulting had a negative impact on revenue of 11% in 2009 compared with 2008. Mercer’s revenue was $803 million in the first quarter of 2009, a decline of 13% or 2% on an underlying basis. Mercer’s consulting operations produced revenue of $593 million, which was flat on an underlying basis compared with the 2008 first quarter, as growth in retirement and health and benefits was offset by declines in other consulting lines. Outsourcing, with revenue of $142 million, declined 11% on an underlying basis primarily due to declines in the equity markets, and investment consulting and management, with revenue of $68 million, grew 6%. Oliver Wyman’s revenue declined 24% to $280 million in the first quarter of 2009, or 19% on an underlying basis, due to adverse global economic and financial market conditions.

Expense

Consulting expenses decreased 12% in the first quarter of 2009 compared with the same period in 2008, reflecting a 9% decrease from the impact of foreign exchange rates, a 4% decrease on an underlying basis, partly offset by a 1% increase due to acquisitions. The decline in underlying expenses reflects a decrease in incentive compensation due to lower profitability along with cost reductions in virtually all discretionary expense categories. These decreases were partly offset by accelerated amortization of compensation expense due to modification of vesting conditions for certain share-based awards to ensure compliance with Section 409A of the Internal Revenue Code and higher severance costs at Oliver Wyman driven by a reduction in capacity. Oliver Wyman expects additional capacity related severance in the second quarter of 2009.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

(In millions of dollars)	2009	2008
Revenue	$187	$257

Compensation and Benefits	87	129
Other Expenses	89	115
Goodwill Impairment Charge	—	425

Expense	176	669

Operating Income (Loss)	$11	$(412)

Operating Income Margin	5.9%	N/A

Revenue

Risk consulting and technology revenues in the first quarter of 2009 decreased 27% compared with the prior year reflecting the divestiture of corporate advisory and restructuring. Revenue declined 8% on an underlying basis. Kroll’s revenue was $187 million in the first quarter, a decrease of 15% from the year-ago quarter, or 8% on an underlying basis. The underlying revenue decrease was driven by declines in litigation support and data recovery of 6%; background screening of 10%; and risk mitigation and response of 8% largely due to the impact of adverse economic market conditions.

The majority of the operations within the corporate advisory and restructuring business were disposed of in the fourth quarter of 2008. Additionally, two small residual businesses were exited in the first quarter of 2009.

Expense

Risk consulting and technology expenses were $176 million in the first quarter of 2009 compared with $669 million in 2008. As discussed in Note 9 to the consolidated financial statements, MMC performed an interim goodwill impairment test in risk consulting and technology that resulted in a non-cash goodwill impairment charge of $425 million in the first quarter of 2008. Excluding this charge, risk consulting and technology expenses in the first quarter of 2009 decreased 28% compared with the same period in the prior year, or 8% on an underlying basis. The decrease in expenses reflects lower salaries and incentive compensation costs at Kroll, generally lower other expenses and the favorable impact on the year-over-year expense comparison due to the divestiture of the corporate advisory and restructuring businesses in 2008.

Corporate Expenses

Corporate expenses in the first quarter of 2009 were $50 million compared with $61 million in the prior year. The decrease versus 2008 results from lower restructuring and consulting costs.

Interest

Interest income earned on corporate funds amounted to $6 million in the first quarter of 2009, compared with $18 million in the first quarter of 2008. The decrease in interest income is due to lower average interest rates in 2009 compared with the prior year and the impact of foreign exchange translation. Interest expense of $56 million in the first quarter of 2009 was the same as the prior year.

Income Taxes

MMC’s consolidated effective tax rate was 30.8% in the first quarter of 2009, compared with 30.6% in the first quarter of 2008 (excluding the impact of the non-cash goodwill impairment charge of $425 million which had no tax effect).

The effective tax rate is sensitive to the geographic mix and repatriation of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. Furthermore, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and $135 million within the next 12 months due to settlement of audits and expiration of statutes of limitation.

Discontinued Operations

Discontinued operations in the first quarter of 2009 and 2008 includes the accretion of interest related to the indemnity for uncertain tax positions provided as part of the Putnam transaction. Discontinued operations in the first quarter of 2008 also includes the gain on the sale of a claims administration operation in Brazil.

The table below depicts the results of discontinued operations:

	Three Months Ended March 31,
(In millions of dollars)	2009	2008
(Loss) Gain on disposal of discontinued operations	$(1)	$24
Provision for income tax	(3)	19

Discontinued operations, net of tax	$(4)	$5

Liquidity and Capital Resources

Operating Cash Flows

MMC used $450 million of cash for operations for the three months ended March 31, 2009, compared with $415 million for the same period in 2008. These amounts reflect the net income or loss of MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. MMC’s cash flow from operations is typically negative in the first quarter of each year, resulting from the payment of accrued incentive compensation.

Financing Cash Flows

Net cash generated from financing activities was $260 million for the period ended March 31, 2009 compared with cash used of $363 million for the same period in 2008.

During the first quarter of 2009, MMC issued $400 million of 9.25% ten-year fixed rate senior notes that are due 2019. The proceeds from this issuance will be used to repay $400 million of the 7.125% senior notes that mature in June 2009.

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the funding of the maturing notes.

MMC paid dividends of approximately $102 million ($0.20 per share) during the first three months of 2009, as compared with $103 million ($0.20 per share) during the first three months of 2008.

In the first quarter of 2009, MMC’s risk & insurance services segment acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million reflecting cash paid of $24 million and future consideration of $23 million.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility will expire in December 2010. There were no outstanding borrowings under this facility at March 31, 2009.

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

Investing Cash Flows

Cash used for investing activities amounted to $62 million in the first three months of 2009, compared with $118 million for the same period in 2008.

Cash used for acquisitions, net of cash acquired, was $2 million during the first three months of 2009 compared with $51 million in 2008. Remaining deferred cash payments of $76 million for acquisitions completed in the first quarter of 2009 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2009. Cash generated by dispositions amounted to $50 million in the first three months of 2008 compared to $0 million in 2009.

MMC’s additions to fixed assets and capitalized software, which amounted to $69 million in the first three months of 2009 and $122 million in the first three months of 2008, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

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

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2009 (dollars in millions):

	Payment due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Current portion of long-term debt	$408	$408	$—	$—	$—
Long-term debt	3,596	—	818	268	2,510
Interest on long-term debt	1,853	210	385	325	933
Net operating leases	2,842	381	663	522	1,276
Service agreements	132	47	44	28	13
Other long-term obligations	75	36	37	2	—

Total	$8,906	$1,082	$1,947	$1,145	$4,732

The above does not include unrecognized tax benefits of $296 million, accounted for under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $20 million that may become payable within one year. The above does not include liabilities established under FIN 45 as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable during 2009.

New Accounting Pronouncements

Note 17 contains a discussion of recently issued accounting pronouncements and their impact or potential future impact on MMC’s financial results, if determinable.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $18 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $91 million are accounted for using the cost method and $187 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The

investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 1A. Risk Factors.

MMC and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

MMC did not repurchase any shares of its common stock during the first quarter of 2009. In August 2007, MMC’s Board of Directors authorized the repurchase by MMC from time to time of up to $1.5 billion of its common stock. Under that authorization, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1-31, 2009	—	—	—	$700 million
Feb 1-28, 2009	—	—	—	$700 million
March 1-31, 2009	—	—	—	$700 million

Total Q1 2009	—	—	—	$700 million

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Form of 2009 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.2	Form of Deferred Stock Unit Award, dated as of February 23, 2009, under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.3	Employment Agreement, dated as of November 21, 2007, by and between MMC and Peter J. Beshar

10.4	Employment Agreement, dated as of December 10, 2007, by and between MMC and Daniel S. Glaser

10.5	Subcontractor Engagement Agreement, effective March 15, 2008, between Kroll Government Services, Inc. and Michael G. Cherkasky for services to the Los Angeles Police Department

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Date: May 8, 2009	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: May 8, 2009	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Form of 2009 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.2	Form of Deferred Stock Unit Award, dated as of February 23, 2009, under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.3	Employment Agreement, dated as of November 21, 2007, by and between MMC and Peter J. Beshar

10.4	Employment Agreement, dated as of December 10, 2007, by and between MMC and Daniel S. Glaser

10.5	Subcontractor Engagement Agreement, effective March 15, 2008, between Kroll Government Services, Inc. and Michael G. Cherkasky for services to the Los Angeles Police Department

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications