Form 10-Q
period 2009-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2009-08-07
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Marsh & McLennan Companies, Inc.

1166 Avenue of the Americas

New York, New York 10036

(212) 345-5000

Commission file number 1-5998

State of Incorporation: Delaware

I.R.S. Employer Identification No. 36-2668272

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, there were outstanding 523,825,031 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•

the potential impact of an adverse ruling in, or the settlement of, the purported securities class action against MMC, Marsh and certain of their former officers concerning the late 2004 decline in MMC’s share price and the purported ERISA class action pending against MMC and various current and former employees, officers and directors on behalf of participants and beneficiaries of an MMC retirement plan, both of which are scheduled for trial in early 2010;

•

our exposure to potential liabilities arising from errors and omissions claims against us, including claims of professional negligence in providing actuarial services, such as those alleged by the Alaska Retirement Management Board in a pending lawsuit against Mercer that is scheduled for trial in the spring of 2010;

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

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2009	2008	2009	2008
Revenue	$2,629	$3,033	$5,238	$6,057

Expense:
Compensation and benefits	1,604	1,879	3,175	3,701
Other operating expenses	731	859	1,445	1,726
Goodwill impairment charge	315	115	315	540

Operating expenses	2,650	2,853	4,935	5,967

Operating income (loss)	(21)	180	303	90
Interest income	4	12	10	30
Interest expense	(65)	(55)	(121)	(111)
Investment loss	(31)	(16)	(46)	(8)

Income (loss) before income taxes	(113)	121	146	1
Income taxes	49	66	129	159

Income (loss) from continuing operations	(162)	55	17	(158)
Discontinued operations, net of tax	(26)	12	(25)	18

Net income (loss)	(188)	67	(8)	(140)
Less: Net income attributable to non-controlling interests	5	2	9	5

Net income (loss) attributable to MMC	$(193)	$65	$(17)	$(145)

Basic net income (loss) per share – Continuing operations	$(0.31)	$0.10	$0.01	$(0.30)
– Net income (loss) attributable to MMC	$(0.36)	$0.12	$(0.03)	$(0.27)

Diluted net income (loss) per share – Continuing operations	$(0.32)	$0.10	$0.01	$(0.32)
– Net income (loss) attributable to MMC	$(0.37)	$0.12	$(0.03)	$(0.28)

Weighted average number of shares outstanding – Basic	522	512	519	515

– Diluted	522	512	519	515

Shares outstanding at June 30,	523	512	523	512

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars)	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,291	$1,685

Receivables
Commissions and fees	2,575	2,418
Advanced premiums and claims	87	86
Other	310	354

	2,972	2,858
Less-allowance for doubtful accounts and cancellations	(118)	(103)

Net receivables	2,854	2,755

Other current assets	345	344

Total current assets	4,490	4,784
Goodwill and intangible assets	6,983	7,163
Fixed assets	970	969
(net of accumulated depreciation and amortization of $1,411 at June 30, 2009 and $1,301 at December 31, 2008)
Pension related assets	397	150
Deferred tax assets	1,182	1,146
Other assets	899	994

	$14,921	$15,206

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions of dollars)	June 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$9	$408
Accounts payable and accrued liabilities	1,712	1,688
Accrued compensation and employee benefits	820	1,224
Accrued income taxes	24	66
Dividends payable	105	—

Total current liabilities	2,670	3,386

Fiduciary liabilities	3,647	3,297
Less – cash and investments held in a fiduciary capacity	(3,647)	(3,297)

	—	—
Long-term debt	3,588	3,194
Retirement and postemployment benefits	1,168	1,217
Liabilities for errors and omissions	515	512
Other liabilities	1,220	1,137
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2009 and December 31, 2008	561	561
Additional paid-in capital	1,182	1,245
Retained earnings	6,900	7,237
Accumulated other comprehensive loss	(1,924)	(2,098)
Non-controlling interests	33	38

	6,752	6,983
Less – treasury shares, at cost, 37,921,377 shares at June 30, 2009 and 46,375,622 shares at December 31, 2008	(992)	(1,223)

Total equity	5,760	5,760

	$14,921	$15,206

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, (In millions of dollars)	2009	2008
Operating cash flows:
Net loss	$(8)	$(140)
Adjustments to reconcile net loss to cash used for operations:
Goodwill impairment charge	315	540
Depreciation and amortization of fixed assets and capitalized software	151	168
Amortization of intangible assets	32	36
Provision for deferred income taxes	16	72
Loss on investments	50	12
(Gain) loss on disposition of assets	39	(2)
Stock option expense	4	22
Changes in assets and liabilities:
Net receivables	(98)	(271)
Other current assets	—	(34)
Other assets	(227)	(95)
Accounts payable and accrued liabilities	15	(51)
Accrued compensation and employee benefits	(404)	(369)
Accrued income taxes	(70)	(104)
Other liabilities	39	(53)
Effect of exchange rate changes	(90)	(48)

Net cash used for operations	(236)	(317)

Financing cash flows:
Proceeds from issuance of debt	398	—
Repayments of debt	(404)	(256)
Purchase of non-controlling interests	(24)	—
Purchase of treasury shares	(21)	(24)
Issuance of common stock	20	25
Dividends paid	(207)	(206)

Net cash used for financing activities	(238)	(461)

Investing cash flows:
Capital expenditures	(143)	(224)
Net sales of long-term investments	8	27
Proceeds from sales related to fixed assets	4	2
Dispositions	70	50
Acquisitions	(6)	(86)
Other, net	7	(4)

Net cash used for investing activities	(60)	(235)

Effect of exchange rate changes on cash and cash equivalents	140	45

Decrease in cash and cash equivalents	(394)	(968)
Cash and cash equivalents at beginning of period	1,685	2,133

Cash and cash equivalents at end of period	$1,291	$1,165

The accompanying notes are an integral part of these consolidated statements.

MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

For the Six Months Ended June 30, (In millions, except per share figures)	2009	2008
Common Stock
Balance, beginning and end of year	$561	$561

Additional Paid-In Capital
Balance, beginning of year	$1,245	$1,242
Change in accrued stock compensation costs	9	11
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits	1	(15)
Purchase of subsidiary shares from non-controlling interests	(38)	—
Issuance of shares for acquisitions	(35)	—

Balance, end of period	$1,182	$1,238

Retained Earnings
Balance, beginning of year	$7,237	$7,732
Net loss attributable to MMC (a)	(17)	(145)
Dividend equivalents paid	(8)	(6)
Dividends declared – (per share amounts: $.60)	(312)	(308)

Balance, end of period	$6,900	$7,273

Accumulated Other Comprehensive Loss
Balance, beginning of year	$(2,098)	$(351)
Foreign currency translation adjustments (b)	304	109
Unrealized investment holding (losses) gains, net of reclassification adjustments (c)	(1)	—
Net changes under SFAS 158, net of tax (d)	(129)	(10)

Balance, end of period	$(1,924)	$(252)

Treasury Shares
Balance, beginning of year	$(1,223)	$(1,362)
Issuance of shares under stock compensation plans and employee stock purchase plans	88	74
Issuance of shares for acquisitions	143	—

Balance, end of period	$(992)	$(1,288)

Non-Controlling Interests
Balance, beginning of year	$38	$33
Net Income attributable to non-controlling interests (e)	9	5
Purchase of subsidiary shares from non-controlling interests	(8)	—
Other changes	(6)	(7)

Balance, end of period	$33	$31

Total Equity	$5,760	$7,563

Total Comprehensive Income Loss (a+b+c+d+e)	$166	$(41)

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

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh and Guy Carpenter. In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, Program, and regional specialty lines of business.

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

The Risk Consulting & Technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients, including consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”), which has been classified as a discontinued operation. In the fourth quarter of 2008, the principal operations within the corporate advisory and restructuring business were divested. Additionally, two small residual businesses were exited in the first quarter of 2009. Based on the terms and conditions of the divestitures, MMC determined it has “continuing involvement” in the divested businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of the corporate advisory and restructuring businesses as discontinued operations is not appropriate and the financial results in the current and prior periods are included in operating income.

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

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three and six-month periods ended June 30, 2009 and 2008. Management has evaluated subsequent events through August 7, 2009, the date financial statements were issued. Effective January 1, 2009, the Company adopted retrospectively the new standards issued by the Financial Accounting Standards Board (“FASB”) affecting the calculation of earnings per share, and the presentation of non-controlling interests (previously referred to as minority interests), which are described more fully in Notes 4 and 18 to the Consolidated Financial Statements. Also, see Note 5 with respect to a correction in our Statement of Cash Flows.

The caption “Investment loss” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. Equity method losses of $34 million and $18 million are included in this line for the three month periods ended June 30, 2009 and 2008, respectively. Equity method losses of $51 million and $12 million are included in this line for the six month periods ended June 30, 2009 and 2008, respectively.

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Interest income on these fiduciary funds, included in risk and insurance services revenue, amounted to $28 million and $76 million for six-month periods ended June 30, 2009 and 2008, respectively. The consulting segment recorded fiduciary interest income of $2 million and $6 million for the comparable periods in 2009 and 2008, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $752 million of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at June 30, 2009 were $16 million.

Net uncollected premiums and claims and the related payables amounted to $10 billion at June 30, 2009 and $8.6 billion at December 31, 2008. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4. Per Share Data

In June 2008, the FASB issued new guidance for “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. The guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method. The adoption of this new guidance did not have an impact on the fiscal year 2008 for EPS from continuing operations, discontinued operations and net income because the treasury stock method was more dilutive. The impact of the adoption was a decrease in EPS of $.02, $.05, and $.07 for the fiscal year 2007, for EPS from continuing operations, discontinued operations, and net income, respectively, and a decrease in EPS of $.02, $.01, and $.03 for the fiscal year 2006, for EPS from continuing operations, discontinued operations and net income, respectively.

Basic net income attributable to MMC per share and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock.

Diluted net income attributable to MMC per share and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities). The diluted earnings per share calculation reflects the more dilutive effect of either (a) the two-class method that assumes that the participating securities have not been exercised or (b) the treasury stock method. Reconciliation of the applicable income components used for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. Prior period information has been adjusted to conform with the current year presentation in accordance with the retrospective adoption requirements of EITF 03-6-1.

Basic EPS Calculation Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2009	2008	2009	2008
Income (loss) from continuing operations *	$(162)	$55	$17	$(158)
Less: Non-controlling interests	5	2	9	5

Income (loss) from continuing operations attributable to MMC	(167)	53	8	(163)
Less: Portion attributable to participating securities	(4)	2	1	(7)

Income (loss) attributable to common shares for basic earnings per share	$(163)	$51	$7	$(156)

Basic weighted average common shares outstanding	522	512	519	515

* Adjusted to reflect the reclassification of KGS to discontinued operations.

Basic EPS Calculation Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2009	2008	2009	2008
Net income (loss) attributable to MMC	$(193)	$65	$(17)	$(145)
Less: Portion attributable to participating securities	(4)	2	—	(6)

Net income (loss) attributable to common shares for basic earnings per share	$(189)	$63	$(17)	$(139)

Basic weighted average common shares outstanding	522	512	519	515

Diluted EPS Calculation Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2009	2008	2009	2008
Income (loss) from continuing operations *	$(162)	$55	$17	$(158)
Less: Non-controlling interests	5	2	9	5

Income (loss) from continuing operations attributable to MMC	(167)	53	8	(163)
Less: Portion attributable to participating securities (1)	—	2	1	—

Income (loss) attributable to common shares for diluted earnings per share	$(167)	$51	$7	$(163)

Basic weighted average common shares outstanding	522	512	519	515
Dilutive effect of potentially issuable common shares	—	—	—	—

Diluted weighted average common shares outstanding	522	512	519	515

Average stock price used to calculate common stock equivalents	$20.12	$26.94	$20.23	$26.54

*	Adjusted to reflect the reclassification of KGS to discontinued operations.

(1)

For the three months ended June 30, 2009 and the six months ended June 30, 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities in these periods.

Diluted EPS Calculation Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2009	2008	2009	2008
Net income (loss) attributable to MMC	$(193)	$65	$(17)	$(145)
Less: Portion attributable to participating securities (2)	—	2	—	—

Net income (loss) attributable to common shares for diluted earnings per share	$(193)	$63	$(17)	$(145)

Basic weighted average common shares outstanding	522	512	519	515
Dilutive effect of potentially issuable common shares	—	—	—	—

Diluted weighted average common shares outstanding	522	512	519	515

Average stock price used to calculate common stock equivalents	$20.12	$26.94	$20.23	$26.54

(2)

For the three and six months ended June 30, 2009 and the six months ended June 30, 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities in these periods.

There were 47.4 million and 54.0 million stock options outstanding as of June 30, 2009 and 2008, respectively. There were 7 million common stock equivalents for the three and six months ended June 30, 2009 and 5 million common stock equivalents for the six months ended June 30, 2008, that would have increased weighted average common shares outstanding; however, they have not been included in the calculation since their impact would be anti-dilutive.

5. Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2009 and 2008.

(In millions of dollars)	2009	2008
Assets acquired, excluding cash acquired	194	199
Liabilities assumed	(10)	(74)
Shares issued (5.4 million shares)	(108)	—
Issuance of debt and other liabilities	(70)	(39)

Net cash outflow for acquisitions	6	86

(In millions of dollars)	2009	2008
Interest paid	$107	$98
Income taxes paid	$56	$179

MMC had non-cash issuances of common stock under its share-based payment plan of $82 million and $62 million for the six months ended June 30, 2009 and 2008, respectively.

The consolidated statements of cash flows include the cash flow impact of discontinued operations in each cash flow category. Discontinued operations provided cash from operations of $5 million and $11 million for the six months ended June 30, 2009 and 2008, respectively. Discontinued operations had no impact on cash flows from investing or financing activities for 2009 and 2008. The cash flows information for discontinued operations excludes the cash flow impacts of the actual disposal transaction related to discontinued operations because MMC believes the disposal transaction to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation.

In the first quarter of 2009, MMC changed the presentation in its statement of cash flows for the issuance of certain equity shares related to employee stock compensation plans. Previously, such issuances were shown in the statements of cash flows as a reduction of cash from operating activities and a source of cash from financing activities. In 2009, MMC determined that these issuances should be presented as non-cash items and that the presentation in the prior periods was not correct. The presentation in the statements of cash flows for the second quarter of 2008 has been corrected to conform with the current presentation, resulting in a decrease in cash used for operations and an increase in cash used for financing activities of $62 million. With respect to the periods previously reported, but not contained herein, the corresponding correction in the statements of cash flows results in an increase in cash generated from operations (or a decrease in cash used by operations in periods where there is a net cash use) and a decrease in cash used for financing activities compared with the information presented previously as follows: nine months ended September 30, 2008- $103 million; year ended December 31, 2008- $103 million; year ended December 31, 2007- $82 million; and year ended December 31, 2006- $59 million.

6. Comprehensive Income (Loss)

The components of comprehensive (loss) income for the six-month periods ended June 30, 2009 and 2008 are as follows:

(In millions of dollars)	2009	2008
Foreign currency translation adjustments	$304	$109
Unrealized investment holding losses, net of income taxes	(1)	—
Adjustments related to pension/retiree plans	(129)	(10)

Other comprehensive income	174	99
Net loss before non-controlling interests	(8)	(140)

Comprehensive income (loss)	166	(41)
Less: Comprehensive income attributable to non-controlling interests	(9)	(5)

Comprehensive income (loss) attributable to MMC	$157	$(46)

7. Acquisitions

During the six months ended June 30, 2009, MMC made one acquisition for total purchase consideration of $195 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets, amounting to $127 million and $52 million, respectively. MMC also paid $3 million of contingent consideration in 2009 related to prior acquisitions.

In the first quarter of 2009, MMC acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. MMC adopted the new FASB guidance related to “Non-controlling interests in Consolidated Financial Statements” which is discussed further in

Note 18. This guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is no longer permitted. Therefore, MMC recorded a decrease to additional paid in capital in 2009 of $38 million related to this transaction.

The aforementioned acquisitions relate to the Risk & Insurance Services segment.

8. Discontinued Operations

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”). The after tax loss on the disposal of KGS and its financial results for 2009 and 2008 are included in discontinued operations.

Discontinued operations in the second quarter of 2009 and 2008 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the Putnam transaction. Discontinued operations in the second quarter of 2008 includes the gain on the sale of a claims administration operation in Brazil (“Mediservice”). The operating results of Mediservice were immaterial to MMC’s results, therefore, its operating results for 2008 were not reclassified to discontinued operations.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2009	2008	2009	2008
Revenue	$12	$15	$32	$30

Income before provision for income tax	5	2	11	4
Provision for income tax	1	—	3	1

Income from discontinued operations	4	2	8	3

(Loss) gain on disposal of discontinued operations	(9)	8	(9)	32
Provision (credit) for income tax	21	(2)	24	17

(Loss) gain on disposal of discontinued operations, net of tax	(30)	10	(33)	15

Discontinued operations, net of tax	$(26)	$12	$(25)	$18

The balance sheet data for KGS has not been reclassified and is included in MMC’s consolidated balance sheet at December 31, 2008 in the following categories:

(In millions of dollars)
Assets of discontinued operations:
Current assets	$18
Fixed assets, net	2
Goodwill and intangible assets	62

Total assets of discontinued operations	$82

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$7

Total liabilities of discontinued operations	$7

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

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”), its U.S. government security clearance screening business. KGS was part of the Kroll reporting unit. As a result of the sale, MMC allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two units. In addition, as required under GAAP, MMC evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as level 3 in the fair value hierarchy. On the basis of the step one impairment test, MMC concluded that goodwill in the reporting unit was impaired. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to fully complete the required step two portion of the impairment assessment prior to the issuance of its second quarter 2009 financial statements. A step two impairment test, which under SFAS 142 is required to be completed after an impairment is indicated in a step one test, requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. MMC will finalize the second step of the goodwill impairment assessment in the third quarter of 2009. However, a preliminary estimate of the step two assessment has been made. The non-cash charge of $315 million recorded by MMC represents management’s best estimate of the goodwill impairment at June 30, 2009 and comprises the excess of the carrying value over the fair value in the step one test, and an estimate of an incremental impairment amount which may result from the completion of the step two test. The ultimate amount of impairment may be greater or less than the estimate recorded in the second quarter of 2009. As noted above, MMC will conduct its annual goodwill impairment assessment, including the reporting units in risk consulting and technology, during the third quarter.

In March 2008, MMC announced a management reorganization within the risk consulting and technology segment, whereby two separate units were formed, each reporting directly to MMC’s chief executive officer. These units are: (i) Kroll, which includes litigation support and data recovery, background screening, and risk mitigation and response; and (ii) Corporate Advisory and Restructuring. As a result of the management reorganization, MMC conducted an interim goodwill assessment for the new reporting units within the risk consulting and technology segment in the first quarter of 2008. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment at that time. In particular, events impacting the mortgage markets negatively impacted Kroll Factual Data, and the environment for Corporate Advisory and Restructuring was difficult. On the basis of the step one impairment test, MMC concluded that goodwill in the segment was impaired, and recorded a non-cash charge of $425 million in the first quarter of 2008 to reflect the estimated amount of the impairment. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to complete the required step two portion of the impairment assessment prior to the issuance of its first quarter 2008 financial statements. MMC recorded an additional non-cash impairment charge of $115 million in the second quarter of 2008.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2009	2008
Goodwill recorded	$7,365	$7,388
Accumulated impairment losses	(540)	—

Balance as of January 1,	6,825	7,388

Goodwill acquired	130	84
Goodwill impairment	(315)	(540)
Disposals	(61)	(21)
Other adjustments (a)	61	81

Balance as of June 30,
Goodwill	7,495	7,532
Accumulated impairment losses	(855)	(540)

	$6,640	$6,992

(a)	Primarily foreign exchange and purchase accounting adjustments and transfers.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk & Insurance Services, $3.8 billion; Consulting, $2.0 billion; and Risk Consulting & Technology, $0.8 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	June 30, 2009			December 31, 2008
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$699	$356	$343	$681	$343	$338

Aggregate amortization expense for the six months ended June 30, 2009 and 2008 was $32 million and $36 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2009 (including amounts incurred through June 30)	$64
2010	59
2011	52
2012	44
2013	36
Subsequent years	120

$375

10. Fair Value Measurements

Fair Value Hierarchy

MMC has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the FASB. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, money market mutual funds and certain other sovereign government obligations).

Level 2.	Assets and liabilities whose values are based on the following:

	a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

	b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

(In millions of dollars)	Identical Assets (Level 1)		Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	6/30/09	12/31/08	6/30/09	12/31/08	6/30/09	12/31/08	6/30/09	12/31/08
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$11	$11	$—	$—	$—	$—	$11	$11
Mutual funds (a)	125	126	—	—	—	—	125	126
Medium term bond funds and fixed income securities (a)	—	—	3	8	—	—	3	8
Money market funds (b)	306	689	—	—	—	—	306	689

Total assets measured at fair value	$442	$826	$3	$8	$—	$—	$445	$834

Fiduciary Assets:
State and local obligations (including non U.S. locales)	$—	$—	$199	$234	$—	$—	$199	$234
Other sovereign government obligations and supranational agencies	—	—	456	531	—	—	456	531
Corporate and other debt	—	—	97	122	—	—	97	122
Money market funds	435	141	—	—	—	—	435	141

Total fiduciary assets measured at fair value	$435	$141	$752	$887	$—	$—	$1,187	$1,028

(a)	Included in other assets in the consolidated balance sheets.
(b)	Included in cash and cash equivalents in the consolidated balance sheets.

Additional Fair Value Information regarding non-recurring assets and liabilities:

MMC recorded a goodwill impairment charge of $315 million in the second quarter of 2009. Note 9 to the consolidated financial statements discusses fair value measurements related to goodwill impairment which was categorized as a Level 3 fair value measurement.

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

The target asset allocation for the U.S. Plan is 65% equities and 35% fixed income. At the end of the second quarter, the actual allocation for the U.S. Plan was 66% equities and 34% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 79% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the second quarter, the actual allocation of assets for the U.K. Plan was 54% equities and 46% fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$45	$54	$2	$1
Interest cost	138	150	4	4
Expected return on plan assets	(194)	(217)	—	—
Amortization of prior service credit	(13)	(14)	(4)	(4)
Recognized actuarial loss	17	19	1	1

Net periodic benefit (credit) cost	$(7)	$(8)	$3	$2

Combined U.S. and significant non-U.S. Plans For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$91	$108	$3	$3
Interest cost	268	299	8	8
Expected return on plan assets	(381)	(434)	—	—
Amortization of prior service credit	(25)	(28)	(7)	(7)
Recognized actuarial loss	34	37	1	1

Net periodic benefit (credit) cost	$(13)	$(18)	$5	$5

U.S. Plans only For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$18	$18	$1	$1
Interest cost	56	53	3	3
Expected return on plan assets	(73)	(73)	—	—
Amortization of prior service credit	(12)	(13)	(4)	(4)
Recognized actuarial loss	13	6	1	—

Net periodic benefit cost (credit)	$2	$(9)	$1	$—

U.S. Plans only For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$38	$37	$2	$2
Interest cost	110	105	6	6
Expected return on plan assets	(146)	(145)	—	—
Amortization of prior service credit	(24)	(27)	(7)	(7)
Recognized actuarial loss	26	11	1	—

Net periodic benefit cost (credit)	$4	$(19)	$2	$1

The postretirement net periodic benefit cost of the U.S. Plans for the second quarter is based on the January 1, 2008 employee census. When the census data is refined as of January 1, 2009 the net periodic benefit cost will be updated.

Significant non-U.S. Plans only For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$27	$36	$1	$—
Interest cost	82	97	1	1
Expected return on plan assets	(121)	(144)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	4	13	—	1

Net periodic benefit (credit) cost	$(9)	$1	$2	$2

Significant non-U.S. Plans only For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$53	$71	$1	$1
Interest cost	158	194	2	2
Expected return on plan assets	(235)	(289)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	8	26	—	1

Net periodic benefit (credit) cost	$(17)	$1	$3	$4

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Expected return on plan assets	8.2%	8.2%	—	—
Discount rate	6.5%	6.1%	6.7%	6.5%
Rate of compensation increase	3.7%	3.8%	—	—

12. Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	June 30, 2009	December 31, 2008
Short-term:
Current portion of long-term debt	$9	$408

Long-term:
Senior notes – 7.125% due 2009	$—	$400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	256	257
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	648
Senior notes – 5.15% due 2010	549	549
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	397	—
Mortgage – 5.70% due 2035	451	454
Other	4	2

	$3,597	$3,602
Less current portion	9	408

	$3,588	$3,194

During the second quarter of 2009, MMC’s 7.125% ten-year $400 million senior notes matured. MMC used cash on hand as well as the proceeds from the issuance of 9.25% ten-year $400 million senior notes in the first quarter to manage liquidity, including the funding of the maturing notes. There were no commercial paper borrowings outstanding at June 30, 2009.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility expires in December 2010. The interest rate on this facility varies based upon the level of usage of the facility and MMC’s credit ratings. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2009.

13. Restructuring Costs

Actions Initiated in 2009

In the second quarter of 2009, MMC implemented restructuring activities resulting in charges totaling $67 million, primarily related to severance and related benefits as follows: Marsh – $47 million, Guy Carpenter – $7 million, Mercer – $8 million and Risk Consulting and Technology – $6 million. These activities resulted in the elimination of approximately 550 positions at Marsh, 75 positions at Guy Carpenter, 230 positions at Mercer and 200 positions at Kroll.

For the first six months of 2009, MMC implemented restructuring actions which resulted in costs totaling $92 million, primarily related to severance and benefits. These costs were incurred as follows: Marsh – $71 million, Guy Carpenter – $7 million, Mercer – $8 million and Kroll – $6 million. These activities resulted in the elimination of approximately 875 positions at Marsh, 75 positions at Guy Carpenter, 230 positions at Mercer and 200 positions at Kroll.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. MMC incurred restructuring costs of $17 million for the six months ended June 30, 2009 in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building. As of June 30, 2009, the remaining liability for these initiatives was $243 million, primarily related to future severance and benefit payments and future lease agreements.

The expenses associated with the above initiatives are included in Compensation and benefits and Other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued compensation, depending on the nature of the items.

14. Financial Instruments

The estimated fair value of MMC’s significant financial instruments is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that MMC would realize upon disposition, nor do they indicate MMC’s intent or need to dispose of the financial instrument.

	June 30, 2009		December 31, 2008
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,291	$1,291	$1,685	$1,685
Long-term investments	$151	$151	$137	$137
Short-term debt	$9	$9	$408	$407
Long-term debt	$3,588	$3,503	$3,194	$2,959

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices as discussed below. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $93 million and $101 million at June 30, 2009 and 2008, respectively, which are carried on a cost basis. These investments are included in Other assets in the consolidated balance sheets. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $35 million and $65 million at June 30, 2009 and 2008, respectively, which are carried at market value under SFAS 115. The following provides activity related to available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2009	2008	2009	2008
Unrealized gains (pre-tax)	$3	$—	$3	$1
Unrealized losses (pre-tax)	$—	$(2)	$(2)	$(7)

These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, which is a component of stockholders’ equity.

For the three and six months ended June 30, 2009 unrealized losses of $1 million and $2 million, respectively, relate to the portion of insurance fiduciary funds which MMC holds described in Note 1 to satisfy fiduciary obligations that are invested in high quality debt securities that are classified as available for sale.

Proceeds from the sale of available for sale investments were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2009	2008	2009	2008
Proceeds from the sale of available for sale securities	$4	$—	$6	$—

The cost of securities sold is determined using the average cost method for equity securities. There were no realized gains or losses recorded on the sale of available for sale securities during 2009 and 2008.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. MMC recorded losses from such investments of $46 million and $8 million, on a year to date basis, and losses of $31 million and $16 million, on a quarter to date basis, at June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, MMC did not record any losses related to the decline in value of its investments carried at cost that were other than temporary. The gains and losses described above are included in investment income (loss) in the consolidated statements of income.

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

16. Claims, Lawsuits and Other Contingencies

Brokerage Compensation Practices Settlement and Related Matters

In January 2005, MMC and its subsidiary Marsh Inc. entered into an agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint filed in New York State court by NYAG in October 2004 (the “NYAG Lawsuit”) and a related citation issued by the Insurance Department. Among other things, the NYAG Lawsuit and the citation alleged that Marsh’s use of market service agreements with various insurance companies entailed fraudulent business practices, bid-rigging, illegal restraint of trade and other statutory violations.

Following the filing of the NYAG Lawsuit, various state regulators and attorneys general initiated investigations relating to the conduct alleged in the NYAG Lawsuit. Over the past year, MMC and Marsh entered into settlements with attorneys general or state regulators in ten states. One action filed by the Attorney General of the State of Ohio against MMC, Marsh and certain Marsh subsidiaries remains pending.

Numerous private party lawsuits were also commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers, relating to matters alleged in the NYAG Lawsuit. These lawsuits include the following:

Policyholder Claims

•

Various putative class actions that were consolidated into two actions in the U.S. District Court for the District of New Jersey (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders) included claims against MMC, Marsh and certain Marsh subsidiaries. In February 2009, the trial court approved a settlement of the claims against MMC, Marsh and certain Marsh subsidiaries in both actions. The court’s approval of the settlement has been appealed.

•

Fifteen actions instituted by individual policyholders and others are pending in federal and state courts relating to matters alleged in the NYAG Lawsuit. Two putative class or representative actions on behalf of policyholders are pending in state courts, and one putative class action is pending in Canada.

Shareholder Claims

Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share. The number of shares outstanding at the time was approximately 526 million. The plaintiffs in the securities claims described below have asserted damages in the billions of dollars.

•

A purported securities class action against MMC, Marsh and certain of their former officers is pending in the U.S. District Court for the Southern District of New York. Plaintiffs make factual allegations similar to those asserted in the NYAG Lawsuit, including that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs also allege that MMC failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid-rigging” and soliciting fictitious quotes. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seek unspecified damages. Discovery in this matter is ongoing and trial is currently scheduled for early 2010.

•

A purported ERISA class action is pending against MMC and various current and former employees, officers and directors in the U.S. District Court for the Southern District of New York on behalf of participants and beneficiaries of an MMC retirement plan. The complaint alleges, among other things, that in light of the alleged misconduct described in the NYAG Lawsuit, the defendants knew or should have known that the investment of the plan’s assets in MMC stock was imprudent, that certain defendants failed to provide plan participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. Discovery is underway in this matter and trial is currently scheduled for early 2010.

•

Several shareholder derivative actions are pending against MMC’s current and former directors and officers. Most of these actions have been consolidated into two proceedings, one in the Court of Chancery of the State of Delaware, and one in the U.S. District Court for the Southern District of New York. These actions allege, among other things, breach of fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, and that the defendants are liable for and must contribute to or indemnify MMC for any related damages MMC has suffered. The consolidated action in federal court in New York has been stayed in favor of the state derivative action in Delaware. In June 2009, the Delaware court denied a motion to dismiss filed by MMC, Marsh and certain other defendants.

Other Claims

•

A shareholder derivative suit in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. (“AIG”) and other parties also named as additional defendants MMC, Marsh and certain Marsh subsidiaries. The suit alleged that MMC, Marsh and the Marsh subsidiaries engaged in conspiracy and fraud with respect to the alleged misconduct described in the NYAG Lawsuit, and that they aided and abetted current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct. The complaint sought damages including the return of all contingent commissions paid by AIG to MMC and Marsh. In June 2009, the Delaware court granted a motion to dismiss all claims against MMC and the Marsh defendants.

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

•

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in Alaska state court. An amended complaint was filed in May 2009. The amended complaint alleges professional negligence and malpractice, breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The amended complaint seeks damages of, among others, “at least $2.8 billion”, treble damages related to the unfair trade practices claim, punitive damages and attorneys’ fees. Mercer has filed a motion to dismiss the amended complaint. Discovery is ongoing in this matter and trial is currently scheduled for March 2010.

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

•

In March 2006, Milwaukee County and the Employees Retirement System of the County of Milwaukee and its Pension Board filed a civil lawsuit against Mercer (US) Inc. in the U.S. District Court for the Eastern District of Wisconsin alleging professional negligence, negligent and intentional misrepresentation and breach of contract in connection with the provision of actuarial services and seeking damages, including compensatory and punitive damages, in excess of $300 million. In May 2009, the parties settled this matter for $45 million.

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

Other Contingencies Relating to MMC and its Subsidiaries

Errors and Omissions Claims

•

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Certain of these claims, including the action filed against Mercer by the Alaska Retirement Management Board, seek damages, including punitive damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with SFAS No. 5 (“Accounting for Contingencies”), MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, including the lawsuit brought by the Alaska Retirement Management Board against Mercer, MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

•

To the extent that expected losses exceed MMC’s deductible in any policy year, MMC also records an asset for the amount that MMC expects to recover under any available third-party insurance programs. MMC has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year. MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in years prior to policy year 2001-2002 in a material amount. In policy years subsequent to 2001-2002, the availability of third-party insurance has declined significantly, such that the Company has, for example, limited third-party insurance for the lawsuit brought by the Alaska Retirement Management Board against Mercer.

Guarantees

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2009, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

•

In 2003 and 2004, Putnam entered into settlements with the SEC and the Commonwealth of Massachusetts with respect to excessive short-term trading by, among others, certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”). MMC and Putnam were named in a substantial number of civil complaints, filed in various state and federal courts, alleging “market-timing” and, in some cases, “late trading” activities. The actions filed in or removed to federal court have been transferred, along with actions against other mutual fund complexes, to the U.S. District Court for the District of Maryland. The following summarizes the consolidated matters pending in the District of Maryland:

•

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The other action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. In December 2008 and April 2009, the court granted Putnam’s motion for summary judgment in the action relating to securities claims, and the plaintiffs have filed an appeal. In the derivative action, the court denied Putnam’s motion for summary judgment.

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

•

MMC, Putnam and certain of their current and former officers, directors and employees are defendants in purported ERISA class actions, one brought by participants in an MMC retirement plan and the other brought by participants in a Putnam retirement plan. The actions allege, among other things, that, in view of the market-timing that was allegedly allowed to occur at Putnam, the investment of the plans’ funds in MMC stock and the Putnam Funds was imprudent and constituted a breach of fiduciary duties to plan participants. Both actions seek unspecified damages and equitable relief. Following a September 2006 dismissal of the action regarding the Putnam plan, the plaintiff appealed the decision to the Fourth Circuit Court of Appeals. In June 2008, the appellate court reversed the dismissal and remanded the case for further proceedings.

•

Certain Putnam entities were named as defendants in a suit brought in the District Court of Travis County, Texas by a former institutional client, the Employee Retirement System of Texas. Plaintiff alleged that Putnam breached its investment management advisory agreement and did not make appropriate disclosures regarding alleged market-timing activity at the time the investment management advisory agreement was executed. All of plaintiff’s claims were dismissed or withdrawn, and the dismissals were affirmed by an intermediate state appeals court in July 2009.

The proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC establishes liabilities in accordance with SFAS No. 5 (“Accounting for Contingencies”). Except as specifically set forth above, MMC is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on MMC’s consolidated results of operations or financial position or MMC’s cash flows. This is primarily because many of these cases remain in their early stages and discovery is ongoing. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC’s financial condition, results of MMC’s operations or cash flows in a future period.

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

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the 2008 10-K. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes directly related expense and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments for the six-month period ended June 30, 2009 and 2008 follows:

(In millions of dollars)	Revenue		Operating Income (Loss)
2009 –
Risk and Insurance Services	$2,715	(a)	$542
Consulting	2,226	(b)	169
Risk Consulting & Technology	328	(c)	(312	)(d)

Total Operating Segments	5,269		399
Corporate / Eliminations	(31)		(96)

Total Consolidated	$5,238		$303

2008 –
Risk and Insurance Services	$2,915	(a)	$384
Consulting	2,669	(b)	316
Risk Consulting & Technology	508	(c)	(502	)(d)

Total Operating Segments	6,092		198
Corporate / Eliminations	(35)		(108)

Total Consolidated	$6,057		$90

(a)	Includes inter-segment revenue of $7 million and $5 million in 2009 and 2008, respectively, interest income on fiduciary funds of $28 million and $76 million in 2009 and 2008, respectively, and equity method income of $8 million in both 2009 and 2008.
(b)	Includes inter-segment revenue of $22 million and $26 million in 2009 and 2008, respectively, and interest income on fiduciary funds of $2 million and $6 million in 2009 and 2008, respectively.
(c)	Includes inter-segment revenue of $2 million in 2009 and $4 million in 2008.
(d)	Includes goodwill impairment charges of $315 million and $540 million in 2009 and 2008, respectively.

In the second quarter of 2009, MMC recorded a $315 million goodwill impairment charge related to the Risk Consulting & Technology segment.

Details of operating segment revenue for the six-month periods ended June 30, 2009 and 2008 is as follows:

(In millions of dollars)	2009	2008
Risk and Insurance Services
Marsh	$2,202	$2,438
Guy Carpenter	513	477

Total Risk and Insurance Services	2,715	2,915

Consulting
Mercer	1,635	1,884
Oliver Wyman Group	591	785

Total Consulting	2,226	2,669

Risk Consulting & Technology
Kroll	328	430
Corporate Advisory and Restructuring	—	78

Total Risk Consulting & Technology	328	508

Total Operating Segments	5,269	6,092
Corporate Eliminations	(31)	(35)

Total	$5,238	$6,057

18. New Accounting Pronouncements

On December 4, 2007, the FASB issued guidance on “Business Combinations” and “Non-controlling Interests in Consolidated Financial Statements”.

Effective January 1, 2009, the Company adopted the new guidance for Business Combinations. The guidance requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination. MMC made one acquisition in the second quarter of 2009 that was accounted for under the new Business Combination guidance.

Effective January 1, 2009, the Company adopted the new guidance for non-controlling Interests, which did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements, the Company will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of the new guidance related to Non-controlling Interests is summarized as follows:

	December 31,
(In millions of dollars)	2008	2007
Balance Sheets
Equity, as previously reported	$5,722	$7,822
Increase for reclassification of non-controlling interests	38	31

Equity, as adjusted	$5,760	$7,853

The new guidance also requires that net income is adjusted to include the net income attributable to the non-controlling interests and a new separate caption for net income attributable to common shareholders to be presented in the consolidated statement of earnings. The adoption of this new guidance increases net income by $11 million, $14 million, and $8 million for the fiscal years 2008, 2007, and 2006, respectively. Net income attributable to common shareholders equals net income as previously reported prior to the adoption of the new guidance.

In February 2008, the FASB issued guidance related to fair value measurements that was delayed until the second quarter of 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provision of this new guidance to its financial statement disclosures beginning in the second quarter of 2009.

On April 1, 2009 the FASB issued guidance for “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to address application issues raised by preparers, auditors and attorneys. The guidance requires recognition of contingent assets or liabilities (arising from a business combination contingency) at fair value, at the acquisition date if the acquisition-date fair value of the asset or liability can be determined during the measurement period; or if the following criteria are met:

(a)	Information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and

(b)	The amount of the asset or liability can be reasonably estimated. Otherwise, the acquirer should not recognize an asset or liability as of the acquisition date. The guidance is effective for business combinations occurring on or after January 1, 2009. The guidance did not have a material impact on MMC’s financial condition or reported results.

On April 9, 2009, the FASB issued guidance for “Interim Disclosures About Fair Value of Financial Instruments”, which amend guidance for “Disclosures About Fair Value of Financial Instruments” and “Interim Financial Reporting”. The guidance requires disclosures about the fair values of financial instruments in interim period reports of publicly traded companies as well as in annual financial statements. The guidance was designed to provide more timely disclosure about current financial instrument valuations and is effective for interim periods ending after June 15, 2009. The guidance did not have a material impact on MMC’s financial condition or reported results.

On April 9, 2009, the FASB issued guidance for “Recognition and Presentation of Other-Than-Temporary Impairments” which amends GAAP guidance including SEC SAB Topic 5M and other authoritative literature that allow the holders not to recognize other than temporary impairments based on their intent and ability to hold a security till recovery in fair value to its amortized cost. The new requirements are (a) whether an entity has the intent to sell the debt security or (b) whether an entity will more likely than not be required to sell the debt security before its anticipated recovery. The guidance requires recognition of credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis) through earnings; they are designed to improve presentation and disclosure of other-than-temporary impairment in debt and equity securities in the financial statements. The guidance is effective for interim and annual periods ending after June 15, 2009. This guidance did not have a material impact on MMC’s financial condition or reported results.

On April 9, 2009, the FASB issued guidance for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The guidance applies to financial assets within the scope of the “Fair Value Measurements” guidance and clarifies the application of those rules when the volume and level of activity for an asset or liability have significantly decreased or are not orderly. The guidance outlines factors to consider when determining whether there has been a significant decrease in the volume and level of activity for the asset or liability such that transactions or quoted prices may not be determinative of fair value and further analysis of the transactions or quoted prices may be necessary. However, an entity’s intention to hold the asset or liability would not be relevant in estimating fair value. Fair value is a market-based measurement, not an entity-specific measurement. The rules are effective for interim and annual periods ending after June 15, 2009. The guidance did not have a material impact on MMC’s financial condition or reported results.

The following statement has not been integrated into the ‘Codification’ that is further discussed below; however, the FASB stated that it is authoritative:

In May 2009, the FASB issued Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance for accounting and disclosure of subsequent events not addressed elsewhere in GAAP. SFAS No. 165 defines subsequent events as (1) ‘Recognized Subsequent Events’ – that provide additional evidence about conditions that existed before or at the date of the balance sheet; (2) ‘Nonrecognized Subsequent Events’ – that provide additional evidence about conditions that did not exist at the balance sheet date, arose after the balance sheet date but before the financial statements are issued or available to be issued. SFAS No. 165 is effective for MMC for the current quarter. This standard did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance for calculating EPS using the two-class method, which was implemented by MMC effective January 1, 2009 with retroactive application to prior periods. The impact of adopting the guidance is discussed in Note 4 to the consolidated financial statements.

Future Adoption of New Accounting Pronouncements

On December 30, 2008 the FASB issued guidance for “Employers’ Disclosures about Post Retirement Benefit Plan Assets”, an amendment of an earlier pronouncement titled “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The guidance requires disclosures about fair value measurements of plan assets similar to those required by a pronouncement titled “Fair Value Measurements” as well as (a) how investment allocation decisions are made, (b) the major categories of plan assets, and (c) significant concentrations of risk within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. Comparative information for earlier periods is not required at initial adoption.

The following statements which were recently issued by the FASB have not been integrated into the ‘Codification’, however, the FASB stated that they are authoritative:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), an amendment of Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) in reaction to the prevailing financial crisis and outlined two underlying reasons for the amendment:

1.	Practices developed since the issuance of SFAS No. 140 that were not consistent with the original intent of SFAS No. 140.

2.	Concerns of financial statement users that many assets (and related obligations) that transferors derecognized ought to continue to be reported in their statements.

A key provision was removal of the concept of a ‘qualifying special purpose entity’ (“QSPE”) from SFAS No. 140.

SFAS No. 166 is effective for transfers occurring on or after November 15, 2009. Provisions must be applied in annual reporting periods beginning after November 15, 2009 and interim periods within the annual period.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “An Amendment of FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”). The FASB decided to amend FIN No. 46(R) after eliminating the QSPE concept in SFAS No. 166 and to address constituents’ concerns that certain key FIN No. 46(R) provisions and disclosure requirements do not always provide useful information timely regarding entities’ involvement in variable interest entities.

The new rule focuses on ‘controlling financial interests’ and requires companies to perform qualitative analysis to determine whether they must consolidate a VIE by assessing whether the variable interests give them controlling financial interests in the VIE. SFAS No. 167 is effective for transfers occurring on or after November 15, 2009. Provisions must be applied in annual reporting periods beginning after November 15, 2009 and interim periods within that annual period. Earlier application is prohibited.

MMC is evaluating the impact of adopting the provisions of the aforementioned new guidance.

On June 30, 2008, the FASB issued Accounting Standard Update No. 2009-1-Topic 105, which incorporated Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles into the Codification.” The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates, which will serve only to update the “Codification”, provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. Codification, which was launched in July 1, 2009, will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. MMC’s subsidiaries include Marsh, which provides Risk and Insurance Services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; Oliver Wyman Group, which provides management consulting and other services; and Kroll, which provides risk consulting and technology services. MMC’s approximately 53,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, Program, and regional specialty lines of business.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related investment and outsourcing services, and specialized management, economic and brand consulting services. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”), which has been classified as a discontinued operation. The principal operations within the Corporate Advisory and Restructuring business were divested in the fourth quarter of 2008. Additionally, two small residual businesses were exited in the first quarter of 2009.

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

Consolidated Results of Operations

	Second Quarter		Six Months
(In millions, except per share figures)	2009	2008	2009	2008
Revenue	$2,629	$3,033	$5,238	$6,057

Expense:
Compensation and Benefits	1,604	1,879	3,175	3,701
Other Operating Expenses	731	859	1,445	1,726
Goodwill Impairment Charge	315	115	315	540

Operating Expenses	2,650	2,853	4,935	5,967

Operating Income (Loss)	(21)	180	303	90

Income (Loss) From Continuing Operations	(162)	55	17	(158)
Discontinued Operations, net of tax	(26)	12	(25)	18

Net Income (Loss) Before Non-Controlling Interest	$(188)	$67	$(8)	$(140)

Net Income (Loss) Attributable to MMC	$(193)	$65	$(17)	$(145)

Income (Loss) From Continuing Operations Per Share:
Basic	$(0.31)	$0.10	$0.01	$(0.30)
Diluted	$(0.32)	$0.10	$0.01	$(0.32)

Net Income (Loss) Per Share Attributable to MMC:
Basic	$(0.36)	$0.12	$(0.03)	$(0.27)
Diluted	$(0.37)	$0.12	$(0.03)	$(0.28)

Average Number of Shares Outstanding:
Basic	522	512	519	515
Diluted	522	512	519	515

Shares Outstanding at June 30,	523	512	523	512

MMC reported a consolidated operating loss of $21 million in the second quarter of 2009 compared with operating income of $180 million in the prior year. The second quarter of 2009 included a $315 million goodwill impairment charge, related to the risk consulting & technology segment compared with a $115 million goodwill impairment charge recorded in the second quarter of 2008. Excluding the goodwill impairment charges, consolidated operating income was $294 million in the second quarter of 2009 compared with $295 million in the second quarter of 2008. A 63% increase in risk & insurance services’ operating income was offset by a decrease in the consulting segment. Foreign currency translation had a negative impact on 2009 operating income compared with the same period in 2008 of $25 million, or approximately 8%.

MMC reported consolidated operating income of $303 million for the first six months of 2009 compared with $90 million in the prior year. These results include goodwill impairment charges related to the risk consulting and technology segment of $315 million in 2009 and $540 million in 2008. Excluding these charges, consolidated operating income was $618 million for the first six months of 2009 compared with $630 million for the first six months of 2008. This reflects decreases in operating income in the consulting and risk consulting & technology segments partly offset by a 41% increase in operating income in the risk and insurance services segment and a $12 million decrease in corporate expenses.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and acquisitions and dispositions on MMC’s operating revenues by segment is as follows:

			% Change GAAP Revenue	Components of Revenue Change*
	Three Months Ended June 30,			Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions, except percentage figures)	2009	2008
Risk and Insurance Services
Marsh	$1,103	$1,183	(7)%	(7)%	—	0%
Guy Carpenter	227	196	16%	(6)%	11%	11%

Subtotal	1,330	1,379	(4)%	(7)%	1%	2%
Fiduciary Interest Income	13	36	(63)%	(4)%	—	(60)%

Total Risk and Insurance Services	1,343	1,415	(5)%	(7)%	1%	0%

Consulting
Mercer	832	959	(13)%	(9)%	—	(5)%
Oliver Wyman Group	311	415	(25)%	(7)%	1%	(19)%

Total Consulting	1,143	1,374	(17)%	(8)%	—	(9)%

Risk Consulting & Technology
Kroll	161	225	(29)%	(3)%	(2)%	(24)%
Corporate Advisory and Restructuring	—	41	(100)%	—	(100)%	0%

Total Risk Consulting & Technology	161	266	(40)%	(3)%	(16)%	(20)%

Corporate Eliminations	(18)	(22)

Total Revenue	$2,629	$3,033	(13)%	(7)%	(1)%	(6)%

*	Components of revenue change may not add across due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

			% Change GAAP Revenue	Components of Revenue Change*
	Three Months Ended June 30,			Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2009	2008
Marsh:
EMEA	$365	$426	(14)%	(12)%	(1)%	(1)%
Asia Pacific	109	121	(10)%	(12)%	—	1%
Latin America	57	59	(4)%	(16)%	3%	9%

Total International	531	606	(12)%	(12)%	—	0%
U.S. and Canada	572	577	(1)%	(2)%	—	0%

Total Marsh	$1,103	$1,183	(7)%	(7)%	—	0%

Mercer:
Retirement	$271	$310	(13)%	(10)%	—	(2)%
Health and Benefits	224	242	(8)%	(5)%	(1)%	(2)%
Other Consulting Lines	110	140	(22)%	(5)%	2%	(18)%

Mercer Consulting	605	692	(13)%	(8)%	—	(5)%
Outsourcing	154	182	(16)%	(10)%	—	(5)%
Investment Consulting & Management	73	85	(13)%	(15)%	—	2%

Total Mercer	$832	$959	(13)%	(9)%	—	(5)%

Kroll:
Litigation Support and Data Recovery	$66	$96	(32)%	(3)%	—	(29)%
Background Screening	62	70	(11)%	(2)%	—	(9)%
Risk Mitigation and Response	33	59	(44)%	(4)%	(7)%	(33)%

Total Kroll	$161	$225	(29)%	(3)%	(2)%	(24)%

*	Components of revenue change may not add across due to rounding.

			% Change GAAP Revenue	Components of Revenue Change*
	Six Months Ended June 30,			Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions, except percentage figures)	2009	2008
Risk and Insurance Services
Marsh	$2,179	$2,379	(8)%	(8)%	—	0%
Guy Carpenter	508	460	11%	(6)%	7%	10%

Subtotal	2,687	2,839	(5)%	(8)%	1%	1%
Fiduciary Interest Income	28	76	(63)%	(5)%	—	(58)%

Total Risk and Insurance Services	2,715	2,915	(7)%	(7)%	1%	0%

Consulting
Mercer	1,635	1,884	(13)%	(10)%	—	(3)%
Oliver Wyman Group	591	785	(25)%	(8)%	2%	(19)%

Total Consulting	2,226	2,669	(17)%	(9)%	1%	(8)%

Risk Consulting & Technology
Kroll	328	430	(24)%	(4)%	(2)%	(18)%
Corporate Advisory and Restructuring	—	78	(100)%	—	(100)%	0%

Total Risk Consulting & Technology	328	508	(36)%	(4)%	(16)%	(15)%

Corporate Eliminations	(31)	(35)

Total Revenue	$5,238	$6,057	(14)%	(8)%	(1)%	(5)%

*	Components of revenue change may not add across due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

			% Change GAAP Revenue	Components of Revenue Change*
	Six Months Ended June 30,			Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2009	2008
Marsh:
EMEA	$865	$995	(13)%	(12)%	(1)%	1%
Asia Pacific	195	211	(7)%	(12)%	—	5%
Latin America	104	108	(4)%	(17)%	1%	12%

Total International	1,164	1,314	(11)%	(13)%	(1)%	2%
U.S. and Canada	1,015	1,065	(5)%	(2)%	—	(3)%

Total Marsh	$2,179	$2,379	(8)%	(8)%	—	0%

Mercer:
Retirement	$547	$623	(12)%	(12)%	—	0%
Health and Benefits	436	462	(6)%	(6)%	(1)%	1%
Other Consulting Lines	215	266	(19)%	(6)%	2%	(15)%

Mercer Consulting	1,198	1,351	(11)%	(9)%	—	(3)%
Outsourcing	296	370	(20)%	(12)%	—	(8)%
Investment Consulting & Management	141	163	(14)%	(17)%	—	4%

Total Mercer	$1,635	$1,884	(13)%	(10)%	—	(3)%

Kroll:
Litigation Support and Data Recovery	$137	$175	(22)%	(4)%	—	(19)%
Background Screening	124	141	(12)%	(2)%	—	(9)%
Risk Mitigation and Response	67	114	(41)%	(7)%	(8)%	(26)%

Total Kroll	$328	$430	(24)%	(4)%	(2)%	(18)%

*	Components of revenue change may not add across due to rounding.

Revenue

Consolidated revenue for the second quarter of 2009 was $2.6 billion, a 13% decrease compared with the same period in the prior year, or 6% on an underlying basis.

Revenue in the risk and insurance services segment for the second quarter of 2009 decreased 5% from the same period in 2008, primarily due to the impact of foreign currency exchange rates, and was flat on an underlying basis. Within the risk and insurance services segment, an 11% increase in underlying revenue at Guy Carpenter was offset by a 60% decline in fiduciary interest income. Underlying revenue at Marsh was flat. Consulting revenue decreased 17%, resulting from decreases of 13% in Mercer and 25% in Oliver Wyman. On an underlying basis, revenue decreased 5% in Mercer, 19% in Oliver Wyman and 9% for the consulting segment in total. Revenue decreased 40% in risk consulting & technology or 20% on an underlying basis, reflecting decreases in all business lines and the impact of disposals of the corporate advisory and restructuring businesses. As previously noted, the principal operations of the corporate advisory and restructuring businesses were divested in the fourth quarter of 2008 while a small residual business in the United States was divested in the first quarter of 2009.

For the first six months of 2009, risk and insurance services revenue decreased 7% from the same period in 2008, and was flat on an underlying basis. Consulting revenue decreased 17%, resulting from a 13% decrease in Mercer and 25% decrease in Oliver Wyman. On an underlying basis, revenue decreased 3% in Mercer, 19% in Oliver Wyman and 8% for the consulting segment in total. Revenue decreased 36% in risk consulting & technology, or 15% on an underlying basis.

Operating Expenses

Consolidated operating expenses in the second quarter of 2009 decreased 7% from the same period in 2008. This includes the impact of goodwill impairment charges of $315 million and $115 million recorded in the second quarter of 2009 and 2008, respectively. Excluding the goodwill impairment charges, expenses decreased 15%. This reflects a 7% decline in underlying expense, a 7% decline due to the impact of foreign exchange and the remaining 1% decline due to the impact of dispositions. The decrease in underlying expenses reflects generally lower expenses, but primarily in base salary, employee benefits, incentive compensation costs, travel & entertainment, outside services, facilities, equipment and recoverable expenses from clients. This reflects the Company’s continued effort to monitor and control expenses.

For the six months ended June 30, 2009, operating expenses decreased 17% compared with the same period in 2008. MMC recorded goodwill impairment charges of $315 million and $540 million in 2009 and 2008, respectively. Excluding the goodwill impairment charges, expenses decreased 15%. The change reflects a 7% decline due to the impact of foreign exchange, a 1% decline due to the impact of dispositions and a 7% decline in underlying expenses. These decreases were partly offset by approximately $14 million of accelerated amortization of compensation expense due to the modification of vesting and delivery terms of certain share based awards to ensure compliance with Section 409A of the Internal Revenue Code.

Restructuring and Related Activities

Actions Initiated in 2009

For the first six months of 2009, MMC implemented restructuring actions which resulted in costs totaling $92 million primarily related to severance and benefits. These costs were incurred as follows: risk and insurance services—$78 million, consulting—$8 million and risk consulting & technology—$6 million. These activities resulted in the elimination of approximately 875 positions at Marsh, 75 positions at Guy Carpenter, 230 positions at Mercer and 200 positions at Kroll. The annualized cost savings from these actions are expected to be approximately $110 million.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. During the six months of 2009, MMC incurred restructuring costs of $17 million in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building.

Risk and Insurance Services

The results of operations for the risk and insurance services segment are presented below:

	Second Quarter		Six Months
(In millions of dollars)	2009	2008	2009	2008
Revenue	$1,343	$1,415	$2,715	$2,915

Compensation and Benefits	762	855	1,484	1,696
Other Expenses	336	410	689	835

Expense	1,098	1,265	2,173	2,531

Operating Income	$245	$150	$542	$384

Operating Income Margin	18.2%	10.6%	20.0%	13.2%

Revenue

Revenue in the risk and insurance services segment in the second quarter of 2009 decreased 5% and was flat on an underlying basis compared with the same period in 2008.

In the second quarter, insurance premiums in the property and casualty marketplace continued to decline – similar to what was seen earlier in the year. Additionally, the global economic recession reduced demand for commercial insurance. In Marsh, revenue in the second quarter of 2009 was $1.1 billion, a decrease of 7% from the same quarter of the prior year, and was flat on an underlying basis. A 1% decrease in underlying revenue in EMEA was offset by increases of 1% in Asia Pacific and 9% in Latin America.

Guy Carpenter’s revenue increased 16% to $227 million in the second quarter of 2009 compared with prior year, or 11% on an underlying basis. The increase in underlying revenue was primarily due to an increase in new business. Increased rates were evident in U.S. property catastrophe reinsurance in the second quarter while rates in casualty reinsurance were stable to down. In April 2009, Guy Carpenter completed the acquisition of 100% of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, Program, and regional specialty lines of business.

Fiduciary interest income was $13 million in the second quarter of 2009, a decrease of 63%, or 60% on an underlying basis.

Revenue in the risk and insurance services segment decreased 7% for the first six months of 2009 compared with the same period of 2008, resulting primarily from the impact of foreign exchange. Revenue was flat on an underlying basis, as a 10% increase in underlying revenue at Guy Carpenter was offset by lower fiduciary interest income.

Expense

Expenses in the risk and insurance services segment decreased 13% in the second quarter of 2009, compared with the same period in the prior year. Underlying expenses decreased 7% with the remaining reduction due to the impact of foreign currency exchange of 8% partly offset by an increase of 2% due to the impact of acquisitions. The decline in underlying expenses reflects lower compensation and benefit costs and a decrease in other operating cost categories as the Company continues its efforts to monitor and control expenses. The decrease in compensation and benefits reflects lower salary due to the reduction in the number of employees as a result of restructuring activities. The decrease in other expense includes a $38 million credit in 2009 related to insurance recoveries of previously expensed legal fees. The period-over-period expense decrease was partly offset by higher restructuring and related costs in 2009 as compared with 2008.

Expenses for the six-month period in 2009 decreased 14% compared with prior year. On an underlying basis, expenses decreased 7% versus 2008, reflecting a decrease in all expense categories partly offset by higher restructuring charges.

Consulting

The results of operations for the consulting segment are presented below:

	Second Quarter		Six Months
(In millions of dollars)	2009	2008	2009	2008
Revenue	$1,143	$1,374	$2,226	$2,669

Compensation and Benefits	710	833	1,422	1,627
Other Expenses	337	376	635	726

Expense	1,047	1,209	2,057	2,353

Operating Income	$96	$165	$169	$316

Operating Income Margin	8.4%	12.0%	7.6%	11.8%

Revenue

Consulting revenue in the second quarter of 2009 decreased 17% compared with the same period in 2008, or 9% on an underlying basis. Foreign exchange rates for consulting had a negative impact on revenue of 8% in 2009 compared with 2008. Mercer’s revenue was $832 million in the second quarter of 2009, a decline of 13%, or 5% on an underlying basis. Within Mercer’s consulting lines, revenue decreased 5% on an underlying basis compared with the 2008 second quarter; outsourcing declined 5%, partly offset by a 2% increase in investment consulting and management. Oliver Wyman’s revenue declined 25% to $311 million in the second quarter of 2009, or 19% on an underlying basis, due to a decline in demand for services resulting from adverse global economic and financial market conditions.

Consulting revenue in the first six months of 2009 decreased 17% compared with the same period in 2008, or 8% on an underlying basis. Mercer’s revenue decreased 13% or 3% on an underlying basis; reflecting an underlying revenue decrease in consulting of 3% and outsourcing of 8%, partly offset by an increase in investment consulting and management of 4%. Within Mercer’s consulting lines, underlying revenue in retirement was flat versus prior year, health and benefits increased 1% partly offset by a decrease of 15% in other consulting lines. Oliver Wyman’s revenue decreased 25%, or 19% on an underlying basis, compared with the same period last year.

Expense

Consulting expenses decreased 13% in the second quarter of 2009 compared with the same period in 2008, reflecting a 7% decrease from the impact of foreign exchange rates and a 6% decrease on an underlying basis. The decline in underlying expenses reflects a decrease in base salaries, employee benefits and incentive compensation due to decreased staff levels and lower operating performance along with cost reductions in all discretionary expense categories. These decreases were partly offset by an increase in professional liability costs of approximately $30 million, primarily reflecting a legal settlement at Mercer, and higher severance costs at Oliver Wyman to reduce capacity.

For the six months ended June 30, 2009, expenses decreased 13% reflecting an 8% decrease from the impact of foreign exchange rates and an increase of 1% due to acquisitions, while underlying expenses decreased 5%.

Risk Consulting & Technology

The results of operations for the risk consulting & technology segment are presented below:

	Second Quarter		Six Months
(In millions of dollars)	2009	2008	2009	2008
Revenue	$161	$266	$328	$508

Compensation and Benefits	77	128	156	251
Other Expenses	85	110	169	218
Goodwill Impairment Charge	315	115	315	540

Expense	477	353	640	1,009

Operating Loss	$(316)	$(87)	$(312)	$(501)

Operating Income Margin	N/A	N/A	N/A	N/A

Revenue

Risk consulting and technology revenues in the second quarter of 2009 decreased 40% compared with 2008 primarily reflecting the divestiture of corporate advisory and restructuring and a decrease in underlying revenue at Kroll. Kroll’s revenue was $161 million in the second quarter, a decrease of 29% from the year-ago quarter, or 24% on an underlying basis. The underlying revenue decrease was driven by declines in litigation support and data recovery of 29%; background screening of 9%; and risk mitigation and response of 33%. In May 2009, Kroll sold its government services business, which has been reclassified into discontinued operations for both 2009 and 2008.

For the first six months of 2009, risk consulting and technology revenues decreased 36%, reflecting the divestiture of corporate advisory and restructuring and decreases in each of Kroll’s businesses. Kroll’s revenue decreased 24% or 18% on an underlying basis.

The majority of the operations within the corporate advisory and restructuring business were disposed of in the fourth quarter of 2008. Additionally, two small residual businesses were exited in the first quarter of 2009.

Expense

Risk consulting and technology expenses were $477 million in the second quarter of 2009 compared with $353 million in 2008. As discussed in Note 9 to the consolidated financial statements, goodwill impairment charges of $315 and $115 million were recorded in the second quarter of 2009 and 2008, respectively. Excluding these charges, risk consulting and technology expenses in the second quarter of 2009 decreased 32% compared with the same period in the prior year, or 12% on an underlying basis. The decrease in expenses reflects lower salaries and incentive compensation costs at Kroll, generally lower other expenses and the favorable impact on the year-over-year expense comparison due to the divestiture of the corporate advisory and restructuring businesses in 2008.

For the first six months of 2009, expenses were $640 million compared to $1.0 billion in 2008. Goodwill impairment charges of $315 million and $540 million were recorded in the first six months of 2009 and 2008, respectively. Excluding the goodwill impairment charges, risk consulting and technology expenses for the six months of 2009 decreased 31% compared with the same periods in the prior year. On an underlying basis, expenses decreased 10% for the six month period ended June 30, 2009 as compared to prior year.

Corporate Expenses

Corporate expenses in the second quarter of 2009 were $46 million compared with $47 million in the prior year. The 2009 expense includes restructuring charges of $6 million compared with $2 million in 2008, primarily related to vacated space in MMC’s New York headquarters.

For the first six months of 2009, corporate expenses of $96 million were 11% lower than the same period in the prior year. The decrease is due to lower consulting and legal fees in 2009 compared with 2008.

Interest

Interest income earned on corporate funds amounted to $4 million in the second quarter of 2009, compared with $12 million in the second quarter of 2008. The decrease in interest income is due to lower average interest rates in 2009 compared with the prior year. Interest expense of $65 million in the second quarter of 2009 increased $10 million from the prior year. This increase is primarily due to higher outstanding debt during the period resulting from the issuance of $400 million of senior notes in the first quarter of 2009. MMC used the proceeds of these senior notes to fund the maturity of $400 million of senior notes in June 2009, so both of these notes were outstanding for the majority of the quarter.

Investment Income (Loss)

Net investment losses in the second quarter of 2009 were $31 million, primarily due to mark-to-market declines on private equity fund investments, compared with investment losses of $16 million in 2008. For the six months of 2009, investment losses were $46 million compared with $8 million of losses in the prior period.

Income Taxes

In the second quarter of 2009 MMC reported a pretax loss and tax expense. This reflects the $315 million non-cash goodwill impairment charge, which is not deductible for tax. MMC’s 55% effective tax rate in the second quarter of 2008 reflected a non-deductible goodwill impairment charge of $115 million. Non-deductible goodwill impairment charges also resulted in high effective tax rates for the first six months of both years.

The combination of ordinary income and related tax, which MMC is able to reasonably estimate, with certain items which cannot be estimated and therefore are reported in the interim period in which they occur, results in highly variable effective tax rates that do not represent long term operating trends. The items which cannot be estimated include non-deductible goodwill impairments and accruals for severance, restructuring, and professional liability. We expect the effective tax rate to continue to be highly variable over the short term as items that cannot be estimated continue, and then to moderate.

Nevertheless, we expect the effective tax rate to remain significantly variable for the foreseeable future. The rate is sensitive to the geographic mix and repatriation of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s Administration, if enacted, could have a significant adverse impact on the effective tax rate.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and $120 million within the next 12 months due to settlement of audits and expiration of statutes of limitation.

Discontinued Operations

In the second quarter of 2009, Kroll completed the sale of KGS. The loss on the disposal of KGS and its financial results for 2009 and 2008 are included in discontinued operations.

Discontinued operations in the second quarter of 2009 and 2008 includes the accretion of interest related to the indemnity for uncertain tax positions provided as part of the Putnam transaction. Discontinued operations in the first quarter of 2008 also includes the gain on the sale of a claims administration operation in Brazil.

The table below depicts the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2009	2008	2009	2008
Revenue	$12	$15	$32	$30

Income before provision for income tax	5	2	11	4
Provision for income tax	1	—	3	1

Income from discontinued operations	4	2	8	3

(Loss) gain on disposal of discontinued operations	$(9)	$8	$(9)	$32
Provision (credit) for income tax	21	(2)	24	17

(Loss) gain on disposal of discontinued operations, net of tax	(30)	10	(33)	15

Discontinued operations, net of tax	$(26)	$12	$(25)	$18

Liquidity and Capital Resources

Operating Cash Flows

MMC used $236 million of cash for operations for the six months ended June 30, 2009, compared with $317 million for the same period in 2008. These amounts reflect the net loss of MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, including goodwill impairment charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. MMC typically has a net use of cash from operations through the first six months of each year due to the payment of accrued incentive compensation in the first quarter.

As discussed in Note 16 to the consolidated financial statements, in January 2005 MMC reached a settlement with the NYAG and NYSID that resolved the actions they had commenced against MMC and Marsh in October 2004. As a result of this agreement, MMC recorded a charge in 2004 of $850 million to compensate policyholder clients. The final compensation fund payment of $170 million was made in June 2008.

Financing Cash Flows

Net cash used for financing activities was $238 million for the period ended June 30, 2009 compared with $461 million for the same period in 2008.

During the second quarter of 2009, MMC’s 7.125% ten-year $400 million bond matured. MMC used cash on hand as well as the proceeds from the issuance of 9.25% ten-year $400 million senior notes in the first quarter to manage liquidity, including the funding of the maturing notes.

During the first quarter of 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to fund the maturing notes.

MMC paid dividends of approximately $207 million ($0.40 per share) during the first six months of 2009, as compared with $206 million ($0.40 per share) during the first six months of 2008.

In the first quarter of 2009, MMC’s risk & insurance services segment acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million reflecting cash paid of $24 million and future consideration of $23 million.

MMC and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency revolving credit facility. Subsidiary borrowings under the facility are unconditionally guaranteed by MMC. The facility will expire in December 2010. There were no outstanding borrowings under this facility at June 30, 2009.

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

Investing Cash Flows

Cash used for investing activities amounted to $60 million in the first six months of 2009, compared with $235 million for the same period in 2008.

Cash used for acquisitions, net of cash acquired, was $6 million during the first six months of 2009 compared with $86 million in 2008. During the second quarter of 2009, MMC made an acquisition that was funded through the issuance of approximately 5.4 million shares of MMC common stock and $3 million in cash, net of cash acquired. MMC also paid $3 million of contingent consideration related to prior acquisitions. Remaining deferred cash payments of $154 million for acquisitions completed in the second quarter of 2009 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2009. Cash generated by dispositions amounted to $70 million in the first six months of 2009 compared to $50 million in 2008.

MMC’s additions to fixed assets and capitalized software, which amounted to $143 million in the first six months of 2009 and $224 million in the first six months of 2008, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $81 million in connection with its investments in Trident II and other funds managed by Stone Point Capital. The majority of MMC’s investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments and follow on investments. Any remaining capital calls for Trident II would relate to management fees or other partnership expenses, if necessary. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2009 (dollars in millions):

	Payment due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Current portion of long-term debt	$9	$9	$—	$—	$—
Long-term debt	3,596	—	821	268	2,507
Interest on long-term debt	1,833	214	385	325	909
Net operating leases	2,745	375	644	511	1,215
Service agreements	119	39	43	27	10
Other long-term obligations	154	36	118	—	—

Total	$8,456	$673	$2,011	$1,131	$4,641

The above does not include unrecognized tax benefits of $294 million, accounted for under FIN 48, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $16 million that may become payable within one year. The above does not include liabilities established under FIN 45 as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable within one year. The above does not include pension liabilities of $910 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.

New Accounting Pronouncements

Note 18 contains a discussion of recently issued accounting pronouncements and their impact or potential future impact on MMC’s financial results, if determinable.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $35 million are classified as available for sale under SFAS No. 115. Non-publicly traded investments of $93 million are accounted for using the cost method and $153 million are accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other

A significant number of lawsuits and regulatory proceedings are pending. See Note 16 to the consolidated financial statements included elsewhere in this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 16 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

MMC did not repurchase any shares of its common stock during the second quarter of 2009. Pursuant to an August 2007 authorization by MMC’s Board of Directors, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	—	—	—	$700 million
May 1-31, 2009	—	—	—	$700 million
June 1-30, 2009	—	—	—	$700 million

Total Q2 2009	—	—	—	$700 million

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of MMC was held on May 21, 2009. Represented at the meeting were 448,484,945 shares, or 86.81%, of MMC’s 516,617,743 shares of common stock outstanding and entitled to vote at the meeting. Stockholders took the following actions at the meeting:

1. MMC’s stockholders elected the four (4) director nominees named below to a one-year term expiring at the 2010 annual meeting or until their successors are elected and qualified, with each receiving the following votes:

Director Nominee	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
Leslie M. Baker, Jr.	440,782,212	6,986,458	698,600
Gwendolyn S. King	435,920,287	11,820,465	726,518
Marc D. Oken	440,354,923	7,426,343	686,004
David A. Olsen	434,854,762	12,393,282	1,219,227

The following directors continued in their terms of office as directors following the Meeting:

Terms expiring in May 2010: Zachary W. Carter, Brian Duperreault, Oscar Fanjul and Bruce P. Nolop.

Terms expiring in May 2011: Stephen R. Hardis, The Rt. Hon. Lord Lang of Monkton, DL, Morton O. Schapiro and Adele Simmons.

2. Stockholders ratified Deloitte & Touche LLP as MMC’s independent auditor for the year ended December 31, 2009, with a favorable vote of 442,675,975 of the shares represented (4,863,807 against and 945,163 abstaining).

3. A stockholder proposal regarding changing MMC’s jurisdiction of incorporation to North Dakota was not approved. This proposal received 8,561,035 votes in favor, 396,387,655 votes against and 1,477,874 abstentions. There were 42,058,381 broker non-votes on this proposal.

4. A stockholder proposal regarding the right of stockholders to call special meetings was not approved. This proposal received 163,418,195 votes in favor, 241,782,532 votes against and 1,226,409 abstentions. There were 42,057,809 broker non-votes on this proposal.

5. A stockholder proposal regarding disclosure of political contributions was not approved. This proposal received 88,762,437 votes in favor, 254,226,571 votes against and 63,438,172 abstentions. There were 42,057,765 broker non-votes on this proposal.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Marsh & McLennan Companies, Inc. Directors’ Stock Compensation Plan - May 31, 2009 Restatement

10.2	Description of compensation arrangements for non-executive directors of MMC effective June 1, 2009

10.3	Employment Agreement, dated as of March 20, 2008, by and between Marsh & McLennan Companies, Inc. and Simon V. Freakley

10.4	General Release, dated December 15, 2008, between Marsh & McLennan Companies, Inc. and Simon V. Freakley

10.5	General Release, dated December 11, 2008, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley

10.6	General Release, dated May 8, 2008, between Marsh & McLennan Companies, Inc. and David H. Spiller

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	To be furnished within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: August 7, 2009	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Marsh & McLennan Companies, Inc. Directors’ Stock Compensation Plan - May 31, 2009 Restatement

10.2	Description of compensation arrangements for non-executive directors of MMC effective June 1, 2009

10.3	Employment Agreement, dated as of March 20, 2008, by and between Marsh & McLennan Companies, Inc. and Simon V. Freakley

10.4	General Release, dated December 15, 2008, between Marsh & McLennan Companies, Inc. and Simon V. Freakley

10.5	General Release, dated December 11, 2008, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley

10.6	General Release, dated May 8, 2008, between Marsh & McLennan Companies, Inc. and David H. Spiller

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	To be furnished within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.