Form 10-Q/A
period 2009-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2009-08-10
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Marsh & McLennan Companies, Inc.

1166 Avenue of the Americas

New York, New York 10036

(212) 345-5000

Commission file number 1-5998

State of Incorporation: Delaware

I.R.S. Employer Identification No. 36-2668272

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2009, is filed solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data filed on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: August 10, 2009	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	Marsh & McLennan Companies, Inc. Directors’ Stock Compensation Plan - May 31, 2009 Restatement

10.2*	Description of compensation arrangements for non-executive directors of MMC effective June 1, 2009

10.3*	Employment Agreement, dated as of March 20, 2008, by and between Marsh & McLennan Companies, Inc. and Simon V. Freakley

10.4*	General Release, dated December 15, 2008, between Marsh & McLennan Companies, Inc. and Simon V. Freakley

10.5*	General Release, dated December 11, 2008, between Marsh & McLennan Companies, Inc. and Matthew B. Bartley

10.6*	General Release, dated May 8, 2008, between Marsh & McLennan Companies, Inc. and David H. Spiller

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.