Form 10-Q
period 2009-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2009-11-05
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were outstanding 527,513,131 shares of common stock, par value $1.00 per share, of the registrant.

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

¡

the potential impact of an adverse ruling in, or the settlement of, the purported securities class action against MMC, Marsh and certain of their former officers concerning the late 2004 decline in MMC’s share price and the purported ERISA class action pending against MMC and various current and former employees, officers and directors on behalf of participants and beneficiaries of an MMC retirement plan, both of which are currently expected to go to trial in 2010;

¡	the impact of current economic and financial market conditions on our results of operations and financial condition;

¡	the impact on our consulting segment of pricing trends, utilization rates, the general economic environment and legislative changes affecting client demand;

¡	the potential impact of legislative, regulatory, accounting and other initiatives which may be taken in response to the current financial crisis;

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

¡

potential income statement effects from the application of FASB’s ASC Topic No. 740 (“Income Taxes”) regarding accounting treatment of uncertainties in income taxes and ASC Topic No. 350 (“Intangibles – Goodwill and Other”), including the effect of any subsequent adjustments to the estimates MMC uses in applying these accounting standards.

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

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2009	2008	2009	2008
Revenue	$2,523	$ 2,819	$7,761	$8,876
Expense:
Compensation and benefits	1,606	1,805	4,781	5,506
Other operating expenses	701	950	2,146	2,676
Goodwill impairment charge	—	—	315	540
Operating expenses	2,307	2,755	7,242	8,722
Operating income	216	64	519	154
Interest income	3	10	13	40
Interest expense	(59)	(54)	(180)	(165)
Investment income (loss)	21	(23)	(25)	(31)
Income (loss) before income taxes	181	(3)	327	(2)
Income tax provision (benefit)	(40)	(20)	89	139
Income (loss) from continuing operations	221	17	238	(141)
Discontinued operations, net of tax	4	(22)	(21)	(4)
Net income (loss)	225	(5)	217	(145)
Less: Net income attributable to non-controlling interest	4	3	13	8
Net income (loss) attributable to MMC	$ 221	$ (8)	$ 204	$ (153)
Basic net income (loss) per share – Continuing operations	$ 0.41	$ 0.03	$ 0.42	$(0.28)
– Net income (loss) attributable to MMC	$ 0.41	$ (0.02)	$ 0.38	$(0.29)
Diluted net income (loss) per share – Continuing operations	$ 0.40	$ 0.03	$ 0.42	$(0.29)
– Net income (loss) attributable to MMC	$ 0.41	$ (0.02)	$ 0.38	$(0.30)
Weighted average number of shares outstanding – Basic	524	513	521	514
– Diluted	526	516	522	514
Shares outstanding at September 30,	526	514	526	514
Dividends declared per share	$ 0.20	$ 0.20	$ 0.80	$ 0.80

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars)	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 1,813	$ 1,685
Receivables
Commissions and fees	2,460	2,418
Advanced premiums and claims	73	86
Other	304	354
	2,837	2,858
Less-allowance for doubtful accounts and cancellations	(123)	(103)
Net receivables	2,714	2,755
Other current assets	349	344
Total current assets	4,876	4,784
Goodwill and intangible assets	7,047	7,163
Fixed assets (net of accumulated depreciation and amortization of $1,468 at September 30, 2009 and $1,301 at December 31, 2008)	964	969
Pension related assets	459	150
Deferred tax assets	1,126	1,146
Other assets	869	994
	$15,341	$15,206

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions of dollars)	September 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$ 558	$ 408
Accounts payable and accrued liabilities	1,699	1,688
Accrued compensation and employee benefits	1,038	1,224
Accrued income taxes	—	66
Dividends payable	106	—
Total current liabilities	3,401	3,386
Fiduciary liabilities	3,881	3,297
Less – cash and investments held in a fiduciary capacity	(3,881)	(3,297)
	—	—
Long-term debt	3,037	3,194
Retirement and post-employment benefits	1,176	1,217
Liabilities for errors and omissions	530	512
Other liabilities	1,158	1,137
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2009 and December 31, 2008	561	561
Additional paid-in capital	1,181	1,245
Retained earnings	7,013	7,237
Accumulated other comprehensive loss	(1,836)	(2,098)
Non-controlling interests	35	38
	6,954	6,983
Less – treasury shares, at cost, 35,125,850 shares at September 30, 2009 and 46,375,622 shares at December 31, 2008	(915)	(1,223)
Total equity	6,039	5,760
	$15,341	$15,206

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, (In millions of dollars)	2009	2008
Operating cash flows:
Net income (loss)	$217	$(145)
Adjustments to reconcile net income (loss) to cash provided by operations:
Goodwill impairment charge	315	540
Depreciation and amortization of fixed assets and capitalized software	229	249
Amortization of intangible assets	48	53
Provision for deferred income taxes	25	56
Loss on investments	30	37
Loss on disposition of assets	46	21
Stock option expense	8	28
Changes in assets and liabilities:
Net receivables	46	(19)
Other current assets	(8)	(9)
Other assets	(253)	(67)
Accounts payable and accrued liabilities	1	(177)
Accrued compensation and employee benefits	(186)	(184)
Accrued income taxes	(96)	(66)
Other liabilities	63	78
Effect of exchange rate changes	(80)	(92)
Net cash provided by operations	405	303
Financing cash flows:
Proceeds from issuance of debt	398	—
Repayments of debt	(406)	(258)
Purchase of non-controlling interests	(24)	—
Purchase of treasury shares	(32)	(38)
Issuance of common stock	28	55
Dividends paid	(322)	(308)
Net cash used for financing activities	(358)	(549)
Investing cash flows:
Capital expenditures	(209)	(334)
Net sales of long-term investments	17	33
Proceeds from sales related to fixed assets	7	11
Dispositions	75	56
Acquisitions	(7)	(114)
Other, net	3	(2)
Net cash used for investing activities	(114)	(350)
Effect of exchange rate changes on cash and cash equivalents	195	(76)
Increase (decrease) in cash and cash equivalents	128	(672)
Cash and cash equivalents at beginning of period	1,685	2,133
Cash and cash equivalents at end of period	$1,813	$1,461

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

For the Nine Months Ended September 30, (In millions, except per share figures)	2009	2008
Common Stock
Balance, beginning and end of period	$561	$561

Additional Paid-In Capital
Balance, beginning of year	$1,245	$1,242
Change in accrued stock compensation costs	11	(37)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits	2	(9)
Purchase of subsidiary shares from non-controlling interests	(38)	—
Issuance of shares for acquisitions	(39)	—
Balance, end of period	$1,181	$1,196

Retained Earnings
Balance, beginning of year	$7,237	$7,732
Net income (loss) attributable to MMC (a)	204	(153)
Dividend equivalents paid	(10)	(10)
Dividends declared – (per share amounts: $.80)	(418)	(412)
Balance, end of period	$7,013	$7,157

Accumulated Other Comprehensive Loss
Balance, beginning of year	$(2,098)	$(351)
Foreign currency translation adjustments (b)	393	(245)
Unrealized investment holding gains, net of reclassification adjustments (c)	—	3
Net changes under ASC Topic No. 960, net of tax (d)	(131)	(169)
Balance, end of period	$(1,836)	$(762)

Treasury Shares
Balance, beginning of year	$(1,223)	$(1,362)
Issuance of shares under stock compensation plans and employee stock purchase plans	127	126
Issuance of shares for acquisitions	181	—
Balance, end of period	$(915)	$(1,236)

Non-Controlling Interests
Balance, beginning of year	$38	$33
Net Income attributable to non-controlling interests (e)	13	8
Purchase of subsidiary shares from non-controlling interests	(9)	—
Other changes	(7)	(3)
Balance, end of period	$35	$38
Total Equity	$6,039	$6,954
Total Comprehensive Income (Loss) (a+b+c+d+e)	$479	$(556)

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

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh and Guy Carpenter. In September 2009, Marsh acquired International Advisory Services, Ltd., the largest independent manager of captives and third-party insurance companies in Bermuda. In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, Program, and regional specialty lines of business. Also, in October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

The Risk Consulting & Technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients, including consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”), which has been classified as a discontinued operation. In the fourth quarter of 2008, the principal operations within the corporate advisory and restructuring business were divested. Additionally, two small residual businesses were exited in the first quarter of 2009. Based on the terms and conditions of the divestitures, MMC determined it has “continuing involvement” in the divested businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of the corporate advisory and restructuring businesses as discontinued operations is not appropriate and their financial results in the current and prior periods are included in operating income.

2.	Principles of Consolidation and Other Matters

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations for interim filings, although MMC believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and the amended financial information filed in MMC’s Current Report on Form 8-K dated August 28, 2009.

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three and nine-month periods ended September 30, 2009 and 2008. Management has evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

Effective January 1, 2009, the Company adopted retrospectively the new standards issued by the Financial Accounting Standards Board (“FASB”) affecting the calculation of earnings per share, Financial Accounting Standards Codification (“ASC”) Topic No. 260 (“Earnings per Share”) and the presentation of non-controlling interests (previously referred to as minority interests), ASC Topic No. 160 (“Non-controlling Interests”), which are described more fully in Notes 4 and 18 to the Consolidated Financial Statements. Also, see Note 5 with respect to a correction in our Statements of Cash Flows.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. Equity method gains of $22 million and losses of $19 million are included in this line for the three month periods ended September 30, 2009 and 2008, respectively. Equity method losses of $29 million and $31 million are included in this line for the nine month periods ended September 30, 2009 and 2008, respectively. During the third quarter of 2009, MMC recorded an other-than-temporary impairment charge of $4 million, related to a long-term investment that is carried on the cost basis.

The balance in uncertain tax benefits declined to $219 million at the end of the third quarter of 2009 compared with $293 million at the end of 2008. This decline reflects the net impact of expiring statutes of limitations, settlements, and changes in estimates with respect to uncertain tax benefits of prior years, as well as accruals for uncertain tax benefits arising in 2009. The net adjustments with respect to benefits of prior years reduced income tax expense of continuing operations in the third quarter of 2009 by $95 million, including the impact of interest and related tax benefits. Of the balance of uncertain tax benefits remaining at the end of the third quarter of 2009, $145 million would reduce the effective tax rate if realized. The liability for interest at the end of the third quarter 2009 was $37 million. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and $16 million within the next 12 months due to settlement of audits and expiration of statutes of limitation. The 27% effective tax rate of the first nine months of 2009 reflects a nondeductible, $315 million non-cash goodwill impairment charge in the second quarter, largely offset by the benefit from reducing unrecognized tax benefits discussed above.

3.	Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $42 million and $114 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The Consulting segment recorded fiduciary interest income of $3 million and $8 million for the comparable periods in 2009 and 2008, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $675 million of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at September 30, 2009 were $15 million.

Net uncollected premiums and claims and the related payables amounted to $9.5 billion at September 30, 2009 and $8.6 billion at December 31, 2008. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4.	Per Share Data

Effective January 1, 2009, MMC adopted the guidance in ASC Topic No. 260 – 10 – 45 (“Earnings Per Share”) which applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. The guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method. The adoption of this new guidance did not have an impact on the fiscal year 2008 for EPS from continuing operations, discontinued operations and net income because the treasury stock method was more dilutive. The impact of the adoption was a decrease in EPS of $.01, $.07, and $.08 for the fiscal year 2007, for EPS from continuing operations, discontinued operations, and net income, respectively, and a decrease in EPS of $.02, $.01, and $.03 for the fiscal year 2006, for EPS from continuing operations, discontinued operations and net income, respectively.

Basic net income per share attributable to MMC and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock.

Diluted net income per share attributable to MMC and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities). The diluted earnings per share calculation reflects the more dilutive effect of either (a) the two-class method that assumes that the participating securities have not been exercised or (b) the treasury stock method. Reconciliation of the applicable income components used for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. Prior period information has been adjusted to conform with the current year presentation in accordance with the retrospective adoption requirements of ASC Topic No. 260 – 10 – 45.

Basic EPS Calculation Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2009	2008	2009	2008
Income (loss) from continuing operations	$221	$17	$238	$(141)
Less: Non-controlling interests	4	3	13	8
Income (loss) from continuing operations attributable to MMC	$217	$14	$225	$(149)
Less: Portion attributable to participating securities	4	1	5	(6)
Income (loss) attributable to common shares for basic earnings per share	$213	$13	$220	$(143)
Basic weighted average common shares outstanding	524	513	521	514

Basic EPS Calculation Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2009	2008	2009	2008
Net income (loss) attributable to MMC	$ 221	$ (8)	$ 204	$ (153)
Less: Portion attributable to participating securities	4	—	5	(6)
Net income (loss) attributable to common shares for basic earnings per share	$ 217	$ (8)	$ 199	$ (147)
Basic weighted average common shares outstanding	524	513	521	514

Diluted EPS Calculation Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2009	2008	2009	2008
Income (loss) from continuing operations	$ 221	$ 17	$ 238	$ (141)
Less: Non-controlling interests	4	3	13	8
Income (loss) from continuing operations attributable to MMC	$ 217	$ 14	$ 225	$ (149)
Less: Portion attributable to participating securities (1)	4	1	5	—
Income (loss) attributable to common shares for diluted earnings per share	$ 213	$ 13	$ 220	$ (149)
Basic weighted average common shares outstanding	524	513	521	514
Dilutive effect of potentially issuable common shares	2	3	1	—
Diluted weighted average common shares outstanding	526	516	522	514
Average stock price used to calculate common stock equivalents	$21.99	$30.45	$20.82	$27.84

(1)	For the nine months ended September 30, 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities in this period.

Diluted EPS Calculation Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2009	2008	2009	2008
Net income (loss) attributable to MMC	$ 221	$ (8)	$ 204	$ (153)
Less: Portion attributable to participating securities (2)	4	—	5	—
Net income (loss) attributable to common shares for diluted earnings per share	$ 217	$ (8)	$ 199	$ (153)
Basic weighted average common shares outstanding	524	513	521	514
Dilutive effect of potentially issuable common shares	2	—	1	—
Diluted weighted average common shares outstanding	526	513	522	514
Average stock price used to calculate common stock equivalents	$21.99	$30.45	$20.82	$27.84

(2)

For the three and nine months ended September 30, 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities in these periods.

There were 46.9 million and 52.5 million stock options outstanding as of September 30, 2009 and 2008, respectively. There were 10 million and 7 million common stock equivalents for the three and nine month periods ended September 30, 2008, respectively, that would have increased weighted average common shares outstanding; however, they have not been included in the calculation since their impact would be anti-dilutive.

5.	Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2009 and 2008.

(In millions of dollars)	2009	2008
Assets acquired, excluding cash acquired	$239	$237
Liabilities assumed	(13)	(78)
Shares issued (6.8 million shares)	(142)	—
Issuance of debt and other liabilities	(77)	(45)
Net cash outflow for acquisitions	$7	$114

(In millions of dollars)	2009	2008
Interest paid	$192	$194
Income taxes paid	$148	$191

MMC had non-cash issuances of common stock under its share-based payment plan of $122 million and $103 million for the nine months ended September 30, 2009 and 2008, respectively.

The consolidated statements of cash flows include the cash flow impact of discontinued operations in each cash flow category. Discontinued operations provided cash from operations of $20 million and $15 million for the nine months ended September 30, 2009 and 2008, respectively. Discontinued operations had no impact on cash flows from investing or financing activities for 2009 and 2008. The cash flow information for discontinued operations excludes the cash flow impacts of the actual disposal transaction related to discontinued operations because MMC believes the disposal transaction to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. Cash provided by investing activities include $75 million from the disposal of Government Services (“KGS”) and Background Screening in 2009, and $56 million from the disposal of Mediservice and Crucible in 2008.

In the first quarter of 2009, MMC changed the presentation in its statements of cash flows for the issuance of certain equity shares related to employee stock compensation plans. Previously, such issuances were shown in the statements of cash flows as a reduction of cash from operating activities and a source of cash from financing activities. In 2009, MMC determined that these issuances should be presented as non-cash items and that the presentation in the prior periods was not correct. The presentation in the statement of cash flows for 2008 has been corrected to conform with the current presentation, resulting in an increase in cash provided by operations and an increase in cash used for financing activities of $103 million. With respect to the periods previously reported, but not contained herein, the corresponding correction in the statements of cash flows results in an increase in cash generated from operations (or a decrease in cash used by operations in periods where there is a net cash use) and an increase in cash used for financing activities compared with the information presented previously as follows: year ended December 31, 2008- $103 million; year ended December 31, 2007- $82 million; and year ended December 31, 2006- $59 million.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the nine-month periods ended September 30, 2009 and 2008 are as follows:

(In millions of dollars)	2009	2008
Foreign currency translation adjustments	$393	$(245)
Unrealized investment holding losses, net of income taxes	—	3
Adjustments related to pension/retiree plans	(131)	(169)
Other comprehensive income (loss)	262	(411)
Net income (loss)	217	(145)
Comprehensive income (loss)	479	(556)
Less: Comprehensive (loss) attributable to non-controlling interests	(13)	(8)
Comprehensive income (loss) attributable to MMC	$466	$(564)

7.	Acquisitions

During the nine months ended September 30, 2009, MMC made three acquisitions for total purchase consideration of $240 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets amounting to $155 million and $64 million, respectively. MMC also paid $3 million of consideration in 2009 related to earn-out provisions in prior acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In the first quarter of 2009, MMC acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. MMC accounted for this acquisition under ASC Topic No. 810 (“Consolidation – Non-controlling Interests”), which is discussed further in Note 18. This guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is not permitted. Therefore, MMC recorded a decrease to additional paid in capital in 2009 of $38 million related to this transaction.

The aforementioned acquisitions relate to the Risk & Insurance Services segment.

8.	Discontinued Operations

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”). The after-tax loss on the disposal of KGS and its financial results for 2009 and 2008 are included in discontinued operations.

Discontinued operations in the third quarter of 2009 and 2008 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase of Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007. Discontinued operations for the nine months of 2008 includes the gain on the sale of a claims administration operation in Brazil (“Mediservice”). The operating results of Mediservice were immaterial to MMC’s results, therefore, its operating results for 2008 were not reclassified to discontinued operations.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2009	2008	2009	2008
Revenue	$—	$ 19	$ 32	$ 49
Income before provision for income tax	$—	$ 6	$ 11	$ 10
Provision for income tax	1	1	4	2
Income (loss) from discontinued operations	(1)	5	7	8
(Loss) gain on disposal of discontinued operations	13	(4)	4	28
Provision for income tax	8	23	32	40
(Loss) gain on disposal of discontinued operations, net of tax	5	(27)	(28)	(12)
Discontinued operations, net of tax	$ 4	$(22)	$(21)	$ (4)

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

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. This fair value determination was categorized as level 3 in the fair value hierarchy. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. MMC completed its 2009 annual review in the third quarter of 2009 and concluded goodwill was not impaired.

As previously reported, in the second quarter of 2009, Kroll completed the sale of KGS, its U.S. government security clearance screening business. As a result of the sale, MMC allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two units. In addition, as required under GAAP, MMC evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as level 3 in the fair value hierarchy. On the basis of the step one impairment test, MMC concluded that goodwill in the reporting unit was impaired. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to fully complete the required step two portion of the impairment assessment prior to the issuance of its second quarter 2009 financial statements. A step two impairment test, which under ASC Topic No. 350 (“Intangibles – Goodwill and Other”) is required to be completed after an impairment is indicated in a step one test, requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. Based on a preliminary estimate of the step two assessment, MMC recorded a non-cash charge of $315 million in the second quarter of 2009 which represented management’s best estimate of the goodwill impairment at June 30, 2009. MMC finalized the second step of the goodwill assessment during the third quarter of 2009 and determined that no adjustment to the charge was required.

In March 2008, MMC announced a management reorganization within the Risk Consulting & Technology segment, whereby two separate units were formed, each reporting directly to MMC’s chief executive officer. These units are: (i) Kroll, which includes litigation support and data recovery, background screening, and risk mitigation and response; and (ii) Corporate Advisory and Restructuring. As a result of the management reorganization, MMC conducted an interim goodwill assessment for the new reporting units within the Risk Consulting & Technology segment in the first quarter of 2008. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment at that time. In particular, events impacting the mortgage markets negatively impacted Kroll Factual Data, and the environment for Corporate Advisory and Restructuring was difficult. On the basis of the step one impairment test, MMC concluded that goodwill in the segment was impaired, and recorded a non-cash charge of $425 million in the first quarter of 2008 to reflect the estimated amount of the impairment. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to complete the required step two portion of the impairment assessment prior to the issuance of its first quarter 2008 financial statements. MMC recorded an additional non-cash impairment charge of $115 million in the second quarter of 2008.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2009	2008
Goodwill recorded	$7,365	$7,388
Accumulated impairment losses	(540)	—
Balance as of January 1,	6,825	7,388
Goodwill acquired	158	118
Goodwill impairment	(315)	(540)
Disposals	(62)	(22)
Other adjustments (a)	97	25
Balance as of September 30,
Goodwill	7,018	7,509
Impairment losses (Nine months)	(315)	(540)
	$6,703	$6,969

(a)	Primarily foreign exchange and purchase accounting adjustments and transfers.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk & Insurance Services, $3.9 billion; Consulting, $2.0 billion; and Risk Consulting & Technology, $0.8 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	September 30, 2009			December 31, 2008
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$692	$348	$344	$681	$343	$338

Aggregate amortization expense for the nine months ended September 30, 2009 and 2008 was $48 million and $53 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2009 (including amounts incurred through September 30)	$ 63
2010	60
2011	55
2012	51
2013	43
Subsequent years	120
$392

10.	Fair Value Measurements

Fair Value Hierarchy

MMC has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the FASB in ASC Topic No. 820 (“Fair Value Measurements and Disclosures”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Other Sovereign Government Obligations, Municipal Bonds and Corporate Bonds

The investments listed in the caption above are valued on the basis of valuations furnished by an independent pricing service approved by the trustees or dealers selected by Putnam Investment Management LLC (“Putnam Management”), manager of the Putnam mutual funds, a wholly owned subsidiary of Putnam LLC. Such services or dealers determine valuations for normal institutional-size trading units of such securities using methods based on market transactions for comparable securities and various relationships, generally recognized by institutional traders, between securities.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	Identical Assets (Level 1)		Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	9/30/09	12/31/08	9/30/09	12/31/08	9/30/09	12/31/08	9/30/09	12/31/08
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$ 11	$ 11	$ —	$ —	$ —	$ —	$ 11	$ 11
Mutual funds (a)	137	126	—	—	—	—	137	126
Medium term bond funds and fixed income securities (a)	—	—	9	8	—	—	9	8
Money market funds (b)	429	689	—	—	—	—	429	689
Total assets measured at fair value	$577	$826	$ 9	$ 8	$ —	$ —	$586	$ 834
Fiduciary Assets:
State and local obligations (including non U.S. locales)	$ —	$ —	$184	$234	$ —	$ —	$184	$ 234
Other sovereign government obligations and supranational agencies	—	—	418	531	—	—	418	531
Corporate and other debt	—	—	73	122	—	—	73	122
Money market funds	319	141	—	—	—	—	319	141
Total fiduciary assets measured at fair value	$319	$141	$675	$887	$ —	$ —	$994	$1,028

(a)	Included in other assets in the consolidated balance sheets.
(b)	Included in cash and cash equivalents in the consolidated balance sheets.

Additional Fair Value Information regarding non-recurring assets and liabilities:

MMC recorded a goodwill impairment charge of $315 million in the second quarter of 2009. Note 9 to the consolidated financial statements discusses fair value measurements related to goodwill impairment, which was categorized as a Level 3 fair value measurement.

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

The target asset allocation for the U.S. Plan is 65% equities and 35% fixed income. At the end of the third quarter of 2009, the actual allocation for the U.S. Plan was 67% equities and 33% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 79% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the third quarter of 2009, the actual allocation of assets for the U.K. Plan was 57% equities and 43% fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$ 48	$ 52	$ 1	$ 1
Interest cost	141	152	4	5
Expected return on plan assets	(204)	(214)	—	—
Amortization of prior service credit	(12)	(13)	(3)	(3)
Recognized actuarial loss	18	15	—	—
Net periodic benefit (credit) cost	$ (9)	$ (8)	$ 2	$ 3

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$ 139	$ 160	$ 4	$ 4
Interest cost	409	451	12	13
Expected return on plan assets	(585)	(648)	—	—
Amortization of prior service credit	(37)	(41)	(10)	(10)
Recognized actuarial loss	52	52	1	1
Net periodic benefit (credit) cost	$ (22)	$ (26)	$ 7	$ 8

U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$ 19	$ 18	$ 1	$ 1
Interest cost	54	53	3	3
Expected return on plan assets	(73)	(72)	—	—
Amortization of prior service credit	(12)	(13)	(3)	(3)
Recognized actuarial loss	13	5	—	—
Net periodic benefit cost (credit)	$ 1	$ (9)	$ 1	$ 1

U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$ 57	$ 55	$ 3	$ 3
Interest cost	164	158	9	9
Expected return on plan assets	(219)	(217)	—	—
Amortization of prior service credit	(36)	(40)	(10)	(10)
Recognized actuarial loss	39	16	1	—
Net periodic benefit cost (credit)	$ 5	$ (28)	$ 3	$ 2

Significant non-U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$ 29	$ 34	$ —	$ —
Interest cost	87	99	1	2
Expected return on plan assets	(131)	(142)	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	5	10	—	—
Net periodic benefit (credit) cost	$ (10)	$ 1	$ 1	$ 2

Significant non-U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Service cost	$ 82	$ 105	$ 1	$ 1
Interest cost	245	293	3	4
Expected return on plan assets	(366)	(431)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	13	36	—	1
Net periodic benefit (credit) cost	$ (27)	$ 2	$ 4	$ 6
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:
Combined U.S. and significant non-U.S. Plans
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Expected return on plan assets	8.2%	8.2%	—	—
Discount rate	6.5%	6.1%	6.7%	6.5%
Rate of compensation increase	3.7%	3.8%	—	—

12.	Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2009	December 31, 2008
Short-term:
Current portion of long-term debt	$ 558	$ 408

Long-term:
Senior notes – 7.125% due 2009	$ —	$ 400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	256	257
Senior notes – 4.850% due 2013	250	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	648
Senior notes – 5.15% due 2010	549	549
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	397	—
Mortgage – 5.70% due 2035	449	454
Other	3	2
	$3,595	$3,602
Less current portion	558	408
	$3,037	$3,194

During the second quarter of 2009, MMC’s 7.125% ten-year $400 million senior notes matured. MMC used cash on hand as well as the proceeds from the issuance of 9.25% ten-year $400 million senior notes in the first quarter to manage liquidity, including the funding of the maturing notes. There were no commercial paper borrowings outstanding at September 30, 2009.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility discussed below, which was in effect as of September 30, 2009. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly.

MMC and certain of its foreign subsidiaries previously maintained a $1.2 billion multi-currency revolving credit facility. The facility was due to expire in December 2010. There were no borrowings outstanding under this facility at September 30, 2009.

13.	Restructuring Costs

Actions Initiated in 2009

In the third quarter of 2009, MMC implemented restructuring activities resulting in charges totaling $54 million, primarily related to severance and related benefits and costs for future rent and other real estate costs as follows: Marsh – $26 million, Mercer – $26 million, Kroll – $1 million and Corporate – $1 million. These activities resulted in the elimination of approximately 200 positions at Marsh, 200 positions at Mercer, 5 positions at Kroll and 10 positions at Corporate.

For the first nine months of 2009, MMC implemented restructuring actions which resulted in costs totaling $146 million, primarily related to severance and benefits and costs for future rent and other real estate costs. These costs were incurred as follows: Marsh – $97 million, Guy Carpenter – $7 million, Mercer – $34 million, Kroll – $7 million and Corporate – $1 million. These activities resulted in the elimination of approximately 1,100 positions at Marsh, 75 positions at Guy Carpenter, 430 positions at Mercer, 210 positions at Kroll and 25 positions at Corporate.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. MMC incurred restructuring costs of $16 million for the nine months ended September 30, 2009 in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building. As of September 30, 2009, the remaining liability for these initiatives was $242 million, primarily related to future severance and benefit payments and future lease agreements.

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

	September 30, 2009		December 31, 2008
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,813	$1,813	$1,685	$1,685
Long-term investments	$ 147	$ 138	$ 137	$ 137
Short-term debt	$ 558	$ 570	$ 408	$ 407
Long-term debt	$3,037	$3,196	$3,194	$2,959

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices as discussed below. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $84 million and $88 million at September 30, 2009 and 2008, respectively, which are carried on a cost basis. These investments are included in Other assets in the consolidated balance sheets. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $42 million and $69 million at September 30, 2009 and 2008, respectively, which are carried at market value under ASC Topic No. 320. Gross unrealized gains included in accumulated other comprehensive income on these securities was $16 million at September 30, 2009 and $13 million at December 31, 2008. The following provides activity related to available for sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2009	2008	2009	2008
Net unrealized gains (pre-tax)	$4	$(2)	$5	$(8)

These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

For the three and nine months ended September 30, 2009, MMC also recorded unrealized losses of $1 million and $3 million, respectively, related to the portion of insurance fiduciary funds described in Note 1, that are invested in high quality debt securities and classified as available for sale. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Gross unrealized gains on these securities that are included in accumulated other comprehensive income were $21 million and $24 million at September 30, 2009 and December 31, 2008, respectively.

Proceeds and realized gains from the sale of available for sale investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2009	2008	2009	2008
Proceeds from the sale of available for sale securities	$3	$—	$9	$—
Realized gains on available for sale securities	$2	$—	$2	$—

The cost of securities sold is determined using the average cost method for equity securities.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. MMC recorded the following gains (losses) related to these investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2009	2008	2009	2008
Equity method gains (losses)	$22	$(19)	$(29)	$(31)
Cost method gains (losses)	1	2	6	6
Other-than-temporary impairments	(4)	(6)	(4)	(6)
	$19	$(23)	$(27)	$(31)

In the third quarter of 2009, MMC identified certain cost basis investments whose estimated market value was less than the cost carried on the balance sheet. The market value was based on quotes obtained from external investment valuation professionals based on valuation techniques consistent with industry practice. Although MMC does not intend to sell these securities, it has recorded an other-than-temporary impairment charge of $4 million in the third quarter of 2009 on a debt security, which reflects the estimated portion of the carrying value MMC may not recover during the holding period. The gains and losses described above are included in investment income (loss) in the consolidated statements of income.

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

¡	Sixteen actions instituted by individual policyholders are pending in federal and state courts relating to matters alleged in the NYAG Lawsuit. One putative class action is pending in Canada.

Shareholder Claims

Following the announcement of the NYAG Lawsuit and related actions taken by MMC, MMC’s stock price dropped from approximately $45 per share to a low of approximately $22.75 per share. The number of shares outstanding at the time was approximately 526 million. The plaintiffs in the securities claims described below have asserted damages in the billions of dollars.

¡

A purported securities class action against MMC, Marsh and certain of their former officers is pending in the U.S. District Court for the Southern District of New York. Plaintiffs make factual allegations similar to those asserted in the NYAG Lawsuit, including that MMC artificially inflated its share price by making misrepresentations and omissions relating to Marsh’s market service agreements and business practices. Plaintiffs also allege that MMC failed to disclose alleged anti-competitive and illegal practices at Marsh, such as “bid-rigging” and soliciting fictitious quotes. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seek unspecified damages. The parties have been engaged in a mediation process; however, no agreement has been reached to settle this case. At this time, MMC is unable to determine if a settlement is likely to occur. Discovery in this matter is near conclusion and trial is expected to commence in 2010.

¡

A purported ERISA class action is pending against MMC and various current and former employees, officers and directors in the U.S. District Court for the Southern District of New York on behalf of participants and beneficiaries of an MMC retirement plan. The complaint alleges, among other things, that in light of the alleged misconduct described in the NYAG Lawsuit, the defendants knew or should have known that the investment of the plan’s assets in MMC stock was imprudent, that certain defendants failed to provide plan participants with complete and accurate information about MMC stock, that certain defendants responsible for selecting, removing and monitoring other fiduciaries did not comply with ERISA, and that MMC knowingly participated in other defendants’ breaches of fiduciary duties. The complaint seeks, among other things, unspecified compensatory damages, injunctive relief and attorneys’ fees and costs. Discovery in this matter is near conclusion and trial is expected to commence in 2010.

¡

Several shareholder derivative actions are pending against MMC’s current and former directors and officers. Most of these actions have been consolidated into two proceedings, one in the Court of Chancery of the State of Delaware, and one in the U.S. District Court for the Southern District of New York. These actions allege, among other things, breach of fiduciary duties with respect to the alleged misconduct described in the NYAG Lawsuit, and that the defendants are liable for and must contribute to or indemnify MMC for any related damages MMC has suffered. The consolidated action in federal court in New York has been stayed in favor of the consolidated action in Delaware. In June 2009, the Delaware court denied a motion to dismiss filed by MMC, Marsh and certain other defendants.

Other Claims

¡

A shareholder derivative suit in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. (“AIG”) and other parties also named as additional defendants MMC, Marsh and certain Marsh subsidiaries. The suit alleged that MMC, Marsh and the Marsh subsidiaries engaged in conspiracy and fraud with respect to the alleged misconduct described in the NYAG Lawsuit, and that they aided and abetted current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct. The complaint sought damages including the return of all contingent commissions paid by AIG to MMC and Marsh. In June 2009, the Delaware court granted a motion to dismiss all claims against MMC and the Marsh defendants. The dismissal has been appealed and is currently pending in the Delaware Supreme Court.

Other Governmental Inquiries and Claims Relating to MMC and its Subsidiaries

¡

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in Alaska state court. An amended complaint was filed in May 2009. The amended complaint alleges professional negligence and malpractice, breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The amended complaint seeks damages of “at least $2.8 billion”, treble damages related to the unfair trade practices claim, punitive damages, attorneys’ fees, costs and interest. Mercer has filed a motion to dismiss the amended complaint. Discovery is ongoing in this matter and trial is currently scheduled for March 2010.

¡

In October 2007, the State of Connecticut brought a civil action against Guy Carpenter in Connecticut state court, alleging that Guy Carpenter violated the state’s antitrust and unfair trade practices laws by engaging in allocation of markets, price-fixing and other allegedly improper conduct by taking part in the operation of several reinsurance facilities over a period of decades. An amended complaint was filed in October 2009. The amended complaint alleges damages to Guy Carpenter’s insurance company clients and their customers, as well as to the general economy of Connecticut, and seeks monetary damages, civil penalties, attorneys’ fees, costs and injunctive and other equitable relief. Discovery is underway in this matter.

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

Other Contingencies Relating to MMC and its Subsidiaries

Errors and Omissions Claims

¡

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Certain of these claims, including the action filed against Mercer by the Alaska Retirement Management Board, seek damages, including punitive damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Topic No. 450 (“Contingencies”), MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, including the lawsuit brought by the Alaska Retirement Management Board against Mercer, MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

To the extent that expected losses exceed MMC’s deductible in any policy year, MMC also records an asset for the amount that MMC expects to recover under any available third-party insurance programs. MMC has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year. MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries through policy year 2001-2002 in a material amount. In policy years subsequent to 2001-2002, the availability of third-party insurance has declined significantly, such that the Company has, for example, only limited third-party insurance for the lawsuit brought by the Alaska Retirement Management Board against Mercer.

Guarantees

¡

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2009, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

Putnam-related Matters

On August 3, 2007, Great-West Lifeco Inc. (“GWL”) completed its purchase of Putnam Investments Trust from MMC. Under the terms of the stock purchase agreement with GWL, a copy of which was included as an exhibit to MMC’s Current Report on Form 8-K filed on February 1, 2007, MMC agreed to indemnify GWL in the future with respect to certain Putnam-related litigation and regulatory matters. The matters described below directly involve MMC and/or may be subject to these indemnification obligations.

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

The proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC establishes liabilities in accordance with FASB ASC Topic No. 450 (“Contingencies”). Except as specifically set forth above, MMC is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on MMC’s consolidated results of operations or financial position or MMC’s cash flows. This is primarily because many of these matters are in early stages of litigation in which discovery is ongoing or are still developing. Adverse determinations in one or more of the matters discussed above could have a material impact on MMC’s financial condition, results of MMC’s operations or cash flows in a future period.

17.	Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

¡	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter);

¡	Consulting, comprising Mercer and Oliver Wyman Group; and

¡	Risk Consulting & Technology, comprising Kroll and Corporate Advisory and Restructuring.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to MMC’s Current Report on Form 8-K dated August 28, 2009. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes directly related expense and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments for the three and nine-month periods ended September 30, 2009 and 2008 follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2009 –
Risk and Insurance Services	$1,226	(a)	$127	$3,941	(d)	$ 669
Consulting	1,144	(b)	105	3,370	(e)	274
Risk Consulting & Technology	170	(c)	20	498	(f)	(292	)(g)
Total Operating Segments	2,540		252	7,809		651
Corporate / Eliminations	(17)		(36)	(48)		(132)
Total Consolidated	$2,523		$216	$7,761		$ 519
2008 –
Risk and Insurance Services	$1,275	(a)	$(28)	$4,190	(d)	$ 356
Consulting	1,328	(b)	157	3,997	(e)	473
Risk Consulting & Technology	235	(c)	22	743	(f)	(480	)(g)
Total Operating Segments	2,838		151	8,930		349
Corporate / Eliminations	(19)		(87)	(54)		(195)
Total Consolidated	$2,819		$ 64	$8,876		$ 154

(a)

Includes inter-segment revenue of $3 million and $1 million in 2009 and 2008, respectively, interest income on fiduciary funds of $14 million and $38 million in 2009 and 2008, respectively, and equity method income of $4 million both in 2009 and 2008, respectively.

(b)	Includes inter-segment revenue of $12 million and $14 million in 2009 and 2008, respectively, and interest income on fiduciary funds of $1 million and $2 million in 2009 and 2008, respectively.

(c)	Includes inter-segment revenue of $2 million in 2009 and $5 million in 2008.

(d)

Includes inter-segment revenue of $10 million and $6 million in 2009 and 2008, respectively, interest income on fiduciary funds of $42 million and $114 million in 2009 and 2008, respectively, and equity method income of $12 million both in 2009 and 2008, respectively.

(e)	Includes inter-segment revenue of $34 million and $40 million in 2009 and 2008, respectively, and interest income on fiduciary funds of $3 million and $8 million in 2009 and 2008, respectively.

(f)	Includes inter-segment revenue of $4 million in 2009 and $9 million in 2008.

(g)	Includes goodwill impairment charges of $315 million and $540 million in 2009 and 2008, respectively.

Details of operating segment revenue for the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2009	2008	2009	2008
Risk and Insurance Services
Marsh	$1,000	$1,070	$3,202	$3,508
Guy Carpenter	226	205	739	682
Total Risk and Insurance Services	1,226	1,275	3,941	4,190
Consulting
Mercer	831	951	2,466	2,835
Oliver Wyman Group	313	377	904	1,162
Total Consulting	1,144	1,328	3,370	3,997
Risk Consulting & Technology
Kroll	170	199	498	629
Corporate Advisory and Restructuring	—	36	—	114
Total Risk Consulting & Technology	170	235	498	743
Total Operating Segments	2,540	2,838	7,809	8,930
Corporate Eliminations	(17)	(19)	(48)	(54)
Total	$2,523	$2,819	$7,761	$8,876

18.	New Accounting Pronouncements

Effective January 1, 2009, the Company adopted the guidance included in ASC Topic No. 805 (“Business Combinations”). The guidance requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination. MMC made several acquisitions in 2009 that were accounted for under the new Business Combination guidance.

Effective January 1, 2009, the Company adopted the guidance included in ASC Topic No. 810 (“Consolidation – Non-controlling Interests”), which did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements, the Company is required to reflect the change in presentation and disclosure for all periods presented in future filings. The effects of this change are reflected herein, and in the amended financial information filed on the Company’s current report on Form 8-K dated August 28, 2009.

The principal effect on the prior year balance sheets related to the adoption of the new guidance related to Non-controlling Interests is summarized as follows:

	December 31,
(In millions of dollars)	2008	2007
Balance Sheets
Equity, as previously reported	$5,722	$7,822
Increase for reclassification of non-controlling interests	38	31
Equity, as adjusted	$5,760	$7,853

ASC Topic No. 810 also requires adjustment of net income to include the net income attributable to the non-controlling interests and a new separate caption for net income attributable to MMC to be presented in the consolidated statement of earnings. The adoption of the guidance in ASC Topic No. 810 increased net income by $11 million, $14 million, and $8 million for the fiscal years 2008, 2007, and 2006, respectively. Net income attributable to MMC equals net income as previously reported prior to the adoption of ASC Topic No. 810.

In February 2008, the FASB issued guidance codified in ASC Topic No. 820 (“Fair Value Measurements and Disclosures”) which delayed until the second quarter of 2009, fair value measurement for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provision of ASC Topic No. 820 to its financial statement disclosures beginning in the second quarter of 2009.

On April 1, 2009, the FASB issued guidance for “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified in ASC Topic No. 805 – 10 – 30 (“Business Combinations”) (“ASC Topic No. 805”) to address application issues raised by preparers, auditors and attorneys. The guidance requires recognition of contingent assets or liabilities (arising from a business combination contingency) at fair value, at the acquisition date if the acquisition-date fair value of the asset or liability can be determined during the measurement period; or if the following criteria are met:

(a)	Information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and

(b)	The amount of the asset or liability can be reasonably estimated.

Otherwise, the acquirer should not recognize an asset or liability as of the acquisition date. The guidance is effective for business combinations occurring on or after January 1, 2009. ASC Topic No. 805 did not have a material impact on MMC’s financial condition or reported results.

In the second quarter of 2009, MMC adopted the guidance for interim disclosures about fair value of financial instruments, codified in ASC Topic No. 825 (“Financial Instruments”). The guidance requires disclosures about the fair values of financial instruments in interim period reports of publicly traded companies as well as in annual financial statements. The guidance was designed to provide more timely disclosure about current financial instrument valuations and is effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

In the second quarter of 2009, MMC adopted the guidance for recognition and presentation of other-than-temporary impairments, which is codified in ASC Topic No. 320 (“Investments – Debt and Equity Securities”). It amends GAAP guidance including SEC SAB Topic 5M and other authoritative literature that allow the holders of debt securities not to recognize other than temporary impairments based on their intent and ability to hold a security until recovery in fair value to its amortized cost. The other-than-temporary impairment model in ASC Topic No. 320 applies only to debt securities and not equity securities. The new requirements are (a) whether an entity has the intent to sell the debt security or (b) whether an entity will more likely than not be required to sell the debt security before its anticipated recovery. The guidance requires recognition of a credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis) through earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

In May 2009, the FASB issued Statement of Accounting Standards No. 165 “Subsequent Events” (“SFAS No. 165”) to provide guidance for accounting and disclosure of subsequent events not addressed elsewhere in GAAP and is codified in ASC Topic No. 855 (“Subsequent Events”). ASC Topic No. 855 requires disclosure of the date through which subsequent events have been evaluated. MMC implemented ASC Topic No. 855 in the second quarter of 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, MMC adopted the guidance codified in ASC Topic No. 260 (“Earnings Per Share”), which provides guidance for calculating EPS using the two-class method with retroactive application to prior periods. The impact of adopting the guidance is discussed in Note 4 to the consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In December 2008 the FASB issued guidance for “Employers’ Disclosures About Post Retirement Benefit Plan Assets”, codified in ASC Topic No. 960 (“Plan Accounting – Defined Benefit Pension Plans”) and ASC Topic No. 715 (“Compensation – Retirement Benefits”). The guidance requires disclosures about fair value measurements of plan assets similar to those required by ASC Topic No. 820 as well as (a) how investment allocation decisions are made, (b) the major categories of plan assets, and (c) significant concentrations of risk within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. Comparative information for earlier periods is not required at initial adoption.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “An Amendment of FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities” (“SFAS No. 167”).

The new guidance focuses on ‘controlling financial interests’ and requires companies to perform qualitative analysis to determine whether they must consolidate a VIE by assessing whether the variable interests give them controlling financial interests in the VIE. SFAS No. 167 is effective for transfers occurring on or after November 15, 2009. Provisions must be applied in annual reporting periods beginning after November 15, 2009 and interim periods within that annual period. Earlier application is prohibited.

MMC is evaluating the impact of adopting the provisions of the aforementioned new accounting pronouncements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. MMC’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; Oliver Wyman Group, which provides management consulting and other services; and Kroll, which provides Risk Consulting & Technology services. MMC’s approximately 52,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related investment and outsourcing services, and specialized management, economic and brand consulting services. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. During the second quarter of 2009, Kroll sold KGS, which has been classified as a discontinued operation. The principal operations within the corporate advisory and restructuring business were divested in the fourth quarter of 2008 and two small residual businesses were exited in the first quarter of 2009.

In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of 100% of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, Program, and regional specialty lines of business. In September 2009, Marsh acquired International Advisory Services Ltd., the largest independent manager of captives and third-party insurance companies in Bermuda. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

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

Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2009	2008	2009	2008
Revenue	$2,523	$2,819	$7,761	$8,876
Expense:
Compensation and Benefits	1,606	1,805	4,781	5,506
Other Operating Expenses	701	950	2,146	2,676
Goodwill Impairment Charge	—	—	315	540
Operating Expenses	2,307	2,755	7,242	8,722
Operating Income (Loss)	$216	$64	$519	$154
Income (Loss) From Continuing Operations	$221	$17	$238	$(141)
Discontinued Operations, net of tax	4	(22)	(21)	(4)
Net Income (Loss) Before Non-Controlling Interests	$225	$(5)	$217	$(145)
Net Income (Loss) Attributable to MMC	$221	$(8)	$204	$(153)
Income (Loss) From Continuing Operations Per Share:
Basic	$0.41	$0.03	$0.42	$(0.28)
Diluted	$0.40	$0.03	$0.42	$(0.29)
Net Income (Loss) Per Share Attributable to MMC:
Basic	$0.41	$(0.02)	$0.38	$(0.29)
Diluted	$0.41	$(0.02)	$0.38	$(0.30)
Average Number of Shares Outstanding:
Basic	524	513	521	514
Diluted	526	516	522	514
Shares Outstanding at September 30,	526	514	526	514

MMC reported consolidated operating income of $216 million in the third quarter of 2009 compared with operating income of $64 million in the prior year. A $155 million increase in Risk and Insurance Services’ operating income was partially offset by a $52 million decrease in the Consulting segment. Corporate expenses were $51 million less than prior year, primarily due to restructuring costs recorded in 2008.

MMC reported consolidated operating income of $519 million for the first nine months of 2009 compared with $154 million in the prior year. These results include goodwill impairment charges related to the Risk Consulting & Technology segment of $315 million in 2009 and $540 million in 2008. Excluding these charges, consolidated operating income was $834 million for the first nine months of 2009 compared with $694 million for the first nine months of 2008. This reflects increased operating income in the risk & insurance services segment, partly offset by decreases in the consulting and Risk Consulting & Technology segments and a $63 million decrease in corporate expenses.

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

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2009	2008
Risk and Insurance Services
Marsh	$ 989	$1,040	(5)%	(3)%	—	(2)%
Guy Carpenter	223	197	13%	(3)%	10%	6%
Subtotal	1,212	1,237	(2)%	(3)%	2%	(1)%
Fiduciary Interest Income	14	38	(64)%	(2)%	1%	(63)%
Total Risk and Insurance Services	1,226	1,275	(4)%	(3)%	2%	(3)%
Consulting
Mercer	831	951	(12)%	(4)%	—	(8)%
Oliver Wyman Group	313	377	(17)%	(4)%	—	(14)%
Total Consulting	1,144	1,328	(14)%	(4)%	—	(10)%
Risk Consulting & Technology
Kroll	170	199	(14)%	(2)%	(3)%	(9)%
Corporate Advisory and Restructuring	—	36	(100)%	—	(100)%	—
Total Risk Consulting & Technology	170	235	(27)%	(2)%	(18)%	(8)%
Corporate Eliminations	(17)	(19)
Total Revenue	$2,523	$2,819	(11)%	(3)%	(1)%	(7)%

*	Components of revenue change may not add across due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended September 30,		%	Components of Revenue Change*
			Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2009	2008
Marsh:
EMEA	$317	$ 353	(10)%	(7)%	(1)%	(3)%
Asia Pacific	109	105	4%	(3)%	—	7%
Latin America	68	64	5%	(6)%	3%	8%
Total International	494	522	(6)%	(6)%	—	—
U.S. and Canada	495	518	(4)%	(1)%	1%	(5)%
Total Marsh	$989	$1,040	(5)%	(3)%	—	(2)%
Mercer:
Retirement	$264	$ 299	(12)%	(5)%	—	(7)%
Health and Benefits	212	238	(11)%	(2)%	(1)%	(7)%
Other Consulting Lines	121	154	(21)%	(2)%	1%	(21)%
Mercer Consulting	597	691	(14)%	(3)%	—	(10)%
Outsourcing	157	183	(14)%	(5)%	—	(9)%
Investment Consulting & Management	77	77	1%	(8)%	—	8%
Total Mercer	$831	$ 951	(12)%	(4)%	—	(8)%
Kroll:
Litigation Support and Data Recovery	$ 79	$ 82	(2)%	(2)%	—	1%
Background Screening	58	65	(11)%	(1)%	(2)%	(8)%
Risk Mitigation and Response	33	52	(38)%	(4)%	(9)%	(25)%
Total Kroll	$170	$ 199	(14)%	(2)%	(3)%	(9)%

*	Components of revenue change may not add across due to rounding.

	Nine Months Ended September 30,		%	Components of Revenue Change*
			Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2009	2008
Risk and Insurance Services
Marsh	$3,168	$3,419	(7)%	(6)%	—	(1)%
Guy Carpenter	731	657	11%	(5)%	8%	9%
Subtotal	3,899	4,076	(4)%	(6)%	1%	1%
Fiduciary Interest Income	42	114	(63)%	(4)%	—	(60)%
Total Risk and Insurance Services	3,941	4,190	(6)%	(6)%	1%	(1)%
Consulting
Mercer	2,466	2,835	(13)%	(8)%	—	(5)%
Oliver Wyman Group	904	1,162	(22)%	(6)%	1%	(17)%
Total Consulting	3,370	3,997	(16)%	(8)%	—	(9)%
Risk Consulting & Technology
Kroll	498	629	(21)%	(4)%	(2)%	(15)%
Corporate Advisory and Restructuring	—	114	(100)%	—	(100)%	—
Total Risk Consulting & Technology	498	743	(33)%	(3)%	(17)%	(13)%
Corporate Eliminations	(48)	(54)
Total Revenue	$7,761	$8,876	(13)%	(7)%	(1)%	(5)%

*	Components of revenue change may not add across due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Nine Months Ended September 30,		%	Components of Revenue Change*
			Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2009	2008
Marsh:
EMEA	$1,182	$1,348	(12)%	(11)%	(1)%	—
Asia Pacific	304	316	(3)%	(9)%	—	5%
Latin America	172	172	—	(13)%	2%	10%
Total International	1,658	1,836	(10)%	(11)%	(1)%	2%
U.S. and Canada	1,510	1,583	(5)%	(1)%	1%	(4)%
Total Marsh	$3,168	$3,419	(7)%	(6)%	—	(1)%
Mercer:
Retirement	$ 811	$ 922	(12)%	(10)%	—	(2)%
Health and Benefits	648	700	(7)%	(5)%	(1)%	(2)%
Other Consulting Lines	336	420	(20)%	(4)%	1%	(17)%
Mercer Consulting	1,795	2,042	(12)%	(7)%	—	(5)%
Outsourcing	453	553	(18)%	(9)%	—	(9)%
Investment Consulting & Management	218	240	(9)%	(14)%	—	5%
Total Mercer	$2,466	$2,835	(13)%	(8)%	—	(5)%
Kroll:
Litigation Support and Data Recovery	$ 216	$ 257	(16)%	(4)%	—	(12)%
Background Screening	182	206	(12)%	(1)%	(1)%	(10)%
Risk Mitigation and Response	100	166	(40)%	(6)%	(8)%	(27)%
Total Kroll	$ 498	$ 629	(21)%	(4)%	(2)%	(15)%

*	Components of revenue change may not add across due to rounding.

Revenue

Consolidated revenue for the third quarter of 2009 was $2.5 billion, a decrease of 11% compared with the same period in the prior year, or 7% on an underlying basis.

Revenue in the Risk and Insurance Services segment for the third quarter of 2009 decreased 4% from the same period in 2008, or 3% on an underlying basis. Within the Risk and Insurance Services segment, a 6% increase in underlying revenue at Guy Carpenter was more than offset by a 63% decline in fiduciary interest income and a 2% decrease at Marsh. Consulting revenue decreased 14%, resulting from decreases of 12% in Mercer and 17% in Oliver Wyman. On an underlying basis, revenue decreased 8% in Mercer, 14% in Oliver Wyman and 10% for the Consulting segment in total. Revenue decreased 27% in Risk Consulting & Technology or 8% on an underlying basis, reflecting decreases in background screening and risk mitigation and response, and the impact of disposals of the corporate advisory and restructuring businesses, partly offset by a 1% increase for litigation support and data recovery. As previously noted, the principal operations of the corporate advisory and restructuring businesses were divested in the fourth quarter of 2008, while a small residual business in the United States was divested in the first quarter of 2009.

For the first nine months of 2009, Risk and Insurance Services revenue decreased 6% from the same period in 2008, or 1% on an underlying basis. Excluding fiduciary interest income, Risk and Insurance Services revenue increased 1% on an underlying basis, reflecting a 9% increase in Guy Carpenter, offset by a 1% decrease at Marsh. Consulting revenue decreased 16%, resulting from a 13% decrease in Mercer and 22% decrease in Oliver Wyman. On an underlying basis, revenue decreased 5% in Mercer, 17% in Oliver Wyman and 9% for the Consulting segment in total. Revenue decreased 33% in Risk Consulting & Technology, or 13% on an underlying basis.

Operating Expenses

Consolidated operating expenses in the third quarter of 2009 decreased 16% from the same period in 2008. This reflects a 12% decline in underlying expense, a 3% decline due to the impact of foreign exchange and the remaining 1% decline due to the impact of dispositions. The decrease in underlying expenses reflects generally lower expenses, primarily in base salary, employee benefits, travel & entertainment, outside services, facilities, equipment and recoverable expenses from clients. This reflects the Company’s continued effort to monitor and control expenses.

For the nine months ended September 30, 2009, operating expenses decreased 17% compared with the same period in 2008. MMC recorded goodwill impairment charges of $315 million and $540 million in 2009 and 2008, respectively. Excluding the goodwill impairment charges, expenses decreased 15%. The change reflects a 6% decline due to the impact of foreign exchange, an 8% decline in underlying expenses and a 1% decline due to the impact of dispositions. These decreases were partly offset by approximately $12 million of accelerated amortization of compensation expense due to the modification of vesting and delivery terms of certain share based awards to ensure compliance with Section 409A of the Internal Revenue Code.

Restructuring

Actions Initiated in 2009

For the first nine months of 2009, MMC implemented restructuring actions which resulted in costs totaling $146 million primarily related to severance and benefits and costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance

Services—$104 million, Consulting—$34 million, Risk Consulting & Technology—$7 million and Corporate—$1 million. These activities resulted in the elimination of approximately 1,100 positions at Marsh, 75 positions at Guy Carpenter, 430 positions at Mercer, 210 positions at Kroll and 25 positions at corporate. The annualized cost savings from these actions are expected to be approximately $150 million.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. During the nine months of 2009, MMC incurred restructuring costs of $16 million in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building.

Risk and Insurance Services

The results of operations for the Risk and Insurance Services segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2009	2008	2009	2008
Revenue	$1,226	$1,275	$3,941	$4,190
Compensation and Benefits	741	847	2,225	2,543
Other Expenses	358	456	1,047	1,291
Expense	1,099	1,303	3,272	3,834
Operating Income	$127	$(28)	$669	$356
Operating Income Margin	10.4%	N/A	17.0%	8.5%

Revenue

Revenue in the Risk and Insurance Services segment in the third quarter of 2009 decreased 4%, or 3% on an underlying basis compared with the same period in 2008.

In the third quarter, insurance premiums in the property and casualty marketplace continued to decline – continuing a trend seen throughout this year. Additionally, as a result of the global economic recession, demand for commercial insurance has moderated over the past year. In Marsh, revenue in the third quarter of 2009 was $989 million, a decrease of 5% from the same quarter of the prior year, or 2% on an underlying basis. Underlying revenue decreased 3% in EMEA and 5% in the U.S. and Canada, respectively, partly offset by increases of 7% in Asia Pacific and 8% in Latin America.

Guy Carpenter’s revenue increased 13% to $223 million in the third quarter of 2009 compared with prior year, or 6% on an underlying basis. The increase in underlying revenue was primarily due to higher client revenue retention and an increase in new business. Increased rates were evident in U.S. property catastrophe reinsurance in the third quarter while rates in casualty reinsurance were stable to down. In April 2009, Guy Carpenter completed the acquisition of 100% of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, Program, and regional specialty lines of business. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

Fiduciary interest income was $14 million in the third quarter of 2009, a decrease of 64% compared with the same period of 2008, driven by lower interest rates.

Revenue in the Risk and Insurance Services segment decreased 6% for the first nine months of 2009 compared with the same period of 2008, resulting primarily from the impact of foreign exchange. Revenue decreased 1% on an underlying basis, as a 9% increase in underlying revenue at Guy Carpenter was offset by a 1% decrease in Marsh and lower fiduciary interest income.

Expense

Expenses in the Risk and Insurance Services segment decreased 16% in the third quarter of 2009, compared with the same period in the prior year. Underlying expenses decreased 13% with the remaining reduction due to the impact of foreign currency exchange of 4% partly offset by an increase of 1% due to the impact of acquisitions. The decline in underlying expenses reflects lower compensation and benefit costs and a decrease in other operating cost categories as the Company continues its efforts to monitor and control expenses. The decrease in compensation and benefits reflects lower salary due to the reduction in the number of employees as a result of restructuring activities. The decrease in other expense includes a reduction in professional liability costs reflecting the impact of a $33 million charge recorded in the third quarter of 2008 and a $12 million credit in 2009 related to insurance recoveries of previously expensed legal fees. The period-over-period expense decrease also reflects lower restructuring and related costs in 2009 as compared with 2008.

Expenses for the nine-month period in 2009 decreased 15% compared with prior year. This reflects a decrease of 9% on an underlying basis reflecting a decrease in all expense categories and lower restructuring and related charges, including a credit of $50 million recorded in 2009 related to insurance recoveries of previously expensed legal fees, and a 7% reduction due to the impact of foreign exchange, partly offset by a 1% increase due to acquisitions.

Consulting

The results of operations for the Consulting segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2009	2008	2009	2008
Revenue	$1,144	$1,328	$3,370	$3,997
Compensation and Benefits	739	803	2,161	2,430
Other Expenses	300	368	935	1,094
Expense	1,039	1,171	3,096	3,524
Operating Income	$105	$157	$274	$473
Operating Income Margin	9.2%	11.8%	8.1%	11.8%

Revenue

Consulting revenue in the third quarter of 2009 decreased 14% compared with the same period in 2008, or 10% on an underlying basis due to the effect of the continued difficult market environment. Foreign exchange rates for consulting had a negative impact on revenue of 4% in 2009 compared with 2008. Mercer’s revenue was $831 million in the third quarter of 2009, a decline of 12%, or 8% on an underlying basis. Within Mercer’s consulting lines, revenue decreased 10% on an underlying basis compared with the third quarter of 2008; outsourcing declined 9%, partly offset by an 8% increase in investment consulting and management. The decrease at Mercer reflects a reduction in discretionary consulting assignments and a decrease in payroll levels that affected Health and Benefits and Outsourcing. Oliver Wyman’s revenue declined 17% to $313 million in the third quarter of 2009, or 14% on an underlying basis, due to a decline in demand for services largely resulting from adverse global economic and financial market conditions.

Consulting revenue in the first nine months of 2009 decreased 16% compared with the same period in 2008, or 9% on an underlying basis. Mercer’s revenue decreased 13% or 5% on an underlying basis; reflecting an underlying revenue decrease in consulting of 5% and outsourcing of 9%, partly offset by an increase in investment consulting and management of 5%. Within Mercer’s consulting lines, underlying revenue in retirement decreased 2% versus prior year, health and benefits decreased 2% and other consulting lines decreased 17%. Oliver Wyman’s revenue decreased 22%, or 17% on an underlying basis, compared with the same period last year.

Expense

Consulting expenses decreased 11% in the third quarter of 2009 compared with the same period in 2008, reflecting a 3% decrease from the impact of foreign exchange rates and an 8% decrease on an underlying basis. The decline in underlying expenses reflects a decrease in base salaries and employee benefits due to decreased staff levels along with cost reductions in all discretionary expense categories and lower recoverable expenses from clients. These decreases were partly offset by an increase in restructuring costs in 2009 compared with 2008.

For the nine months ended September 30, 2009, expenses decreased 12% reflecting a 7% decrease from the impact of foreign exchange rates, an increase of 1% due to acquisitions, and a decrease of 6% in underlying expenses.

Risk Consulting & Technology

The results of operations for the Risk Consulting & Technology segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2009	2008	2009	2008
Revenue	$170	$235	$498	$743
Compensation and Benefits	73	107	229	358
Other Expenses	77	106	246	325
Goodwill Impairment Charge	—	—	315	540
Expense	150	213	790	1,223
Operating Income (Loss)	$20	$22	$(292)	$(480)
Operating Income Margin	11.8%	9.4%	N/A	N/A

Revenue

Risk Consulting & Technology revenues in the third quarter of 2009 decreased 27% compared with 2008 primarily reflecting the divestiture of corporate advisory and restructuring and a decrease in underlying revenue at Kroll. Kroll’s revenue was $170 million in the third quarter, a decrease of 14% from the year-ago quarter, or 9% on an underlying basis. The underlying revenue decrease was driven by declines in background screening of 8%; and risk mitigation and response of 25%, partly offset by an increase of 1% in litigation support and data recovery. In May 2009, Kroll sold its government services business, which has been reclassified into discontinued operations for both 2009 and 2008.

For the first nine months of 2009, Risk Consulting & Technology revenues decreased 33%, reflecting the divestiture of corporate advisory and restructuring and decreases in each of Kroll’s businesses. Kroll’s revenue decreased 21% or 15% on an underlying basis.

The majority of the operations within the corporate advisory and restructuring business were disposed of in the fourth quarter of 2008. Additionally, two small residual businesses were exited in the first quarter of 2009.

Expense

Risk Consulting & Technology expenses decreased 29% in the third quarter of 2009 compared with 2008. Underlying expenses decreased 10% with the remaining reduction due to the impact of dispositions of 17% and the impact of foreign exchange translation of 2%. The decrease in expenses reflects lower salaries due to decreased headcount, lower recoverable expenses from Kroll clients and the favorable impact on the year-over-year expense comparison due to the divestiture of the corporate advisory and restructuring businesses in 2008.

For the first nine months of 2009, expenses were $790 million compared to $1.2 billion in 2008. Goodwill impairment charges of $315 million and $540 million were recorded in the nine month periods of 2009 and 2008, respectively. Excluding the goodwill impairment charges, Risk Consulting & Technology expenses for the nine months of 2009 decreased 30% compared with the same periods in the prior year. On an underlying basis, expenses decreased 10% for the nine month period ended September 30, 2009 as compared to prior year.

Corporate Expenses

Corporate expenses in the third quarter of 2009 were $36 million compared with $87 million in the prior year. The 2008 expense includes restructuring charges of $49 million, primarily related to vacated leased space in MMC’s New York headquarters.

For the first nine months of 2009, corporate expenses of $132 million were 32% lower than the same period in the prior year. The decrease is due to lower consulting fees, legal fees and restructuring charges in 2009 compared with 2008.

Interest

Interest income earned on corporate funds amounted to $3 million in the third quarter of 2009, compared with $10 million in the third quarter of 2008. The decrease in interest income is due to lower average interest rates in 2009 compared with the prior year. Interest income was $13 million for the first nine months of 2009, a decrease of $27 million versus the same period in the prior year. Interest expense of $59 million in the third quarter of 2009 increased $5 million from the prior year. This increase is primarily due to higher interest expense associated with acquisition related liabilities and the impact of higher interest rates from the issuance of $400 million of senior notes in the first quarter of 2009. MMC used the proceeds of these senior notes to fund the maturity of $400 million of senior notes in June 2009. Year-to-date interest expense was $180 million versus $165 for the same period in 2008.

Investment Income (Loss)

Net investment income in the third quarter of 2009 was $21 million, primarily due to mark-to-market increases on private equity fund investments, partly offset by an other-than-temporary impairment charge of $4 million on a cost basis investment. This compares with investment losses of $23 million in the third quarter of 2008. For the first nine months of 2009, investment losses were $25 million compared with $31 million of losses in the prior year period.

Income Taxes

MMC reported net income tax benefits of $40 million in the third quarter of 2009 on pretax income of $181 million. This includes a net benefit of $95 million in continuing operations resulting from a decrease in the liability for unrecognized tax benefits and accrued interest related to prior tax years as a result of expiring statutes of limitations, audit settlements, and changes in estimates. The 27% effective tax rate for the first nine months of 2009 reflects a nondeductible, $315 million non-cash goodwill impairment charge in the second quarter, largely offset by the benefit from the decrease in the liability for unrecognized tax benefits discussed above.

MMC reported a net income tax benefit of $20 million for the third quarter of 2008 on a pretax loss of $3 million. The tax benefit primarily reflected the favorable impact of a change in the estimated geographic mix of earnings and an adjustment to reflect tax return estimates to tax returns filed in 2008. For the first nine months of 2008, MMC reported tax expense of $139 million on a pretax loss of $2 million. The expense primarily reflected nondeductible goodwill impairment charges in the first six months of 2008, partially offset by the favorable impact of the adjustment to the tax return estimate. Excluding the impact of the nondeductible goodwill impairment charges, MMC’s consolidated effective tax rate for the first nine months of 2008 was 25.6%.

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

Discontinued operations in the third quarter of 2009 and 2008 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase of Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007. Discontinued operations for the nine months of 2008 also includes the gain on the sale of a claims administration operation in Brazil.

The table below depicts the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2009	2008	2009	2008
Revenue	$—	$ 19	$ 32	$ 49
Income before provision for income tax	$—	$ 6	$ 11	$ 10
Provision for income tax	1	1	4	2
Income from discontinued operations	(1)	5	7	8

(Loss) gain on disposal of discontinued operations	13	(4)	4	28
Provision (credit) for income tax	8	23	32	40
(Loss) gain on disposal of discontinued operations, net of tax	5	(27)	(28)	(12)
Discontinued operations, net of tax	$ 4	$(22)	$(21)	$ (4)

Liquidity and Capital Resources

Operating Cash Flows

MMC generated $405 million of cash from operations for the nine months ended September 30, 2009, compared with $303 million provided for the same period in 2008. These amounts reflect the net income (loss) of MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, including goodwill impairment charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.

For the first nine months of 2009, MMC made pension plan contributions of $334 million ($317 million – foreign plans, $17 million – U.S. plans) as compared to $200 million ($185 million – foreign plans, $15 million – U.S. plans) during the first nine months of 2008.

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

Financing Cash Flows

Net cash used for financing activities was $358 million for the period ended September 30, 2009 compared with $549 million for the same period in 2008.

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

MMC paid dividends on its common shares of approximately $322 million ($0.60 per share) during the first nine months of 2009, which includes dividend equivalent payments of $10 million, as compared with $308 million ($0.60 per share) during the first nine months of 2008.

In the first quarter of 2009, Marsh acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million reflecting cash paid of $24 million and future consideration of $23 million.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. MMC carries a stable outlook from both Moody’s and Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $114 million in the first nine months of 2009, compared with $350 million for the same period in 2008.

Cash used for acquisitions, net of cash acquired, was $7 million during the first nine months of 2009 compared with $114 million in 2008. During 2009, MMC made three acquisitions that were funded through the issuance of approximately 6.8 million shares of MMC common stock , future payments of $77 million and $4 million in cash, net of cash acquired. MMC also paid $3 million of contingent consideration related to prior acquisitions. Remaining deferred cash payments of $148 million for acquisitions completed in the third quarter of 2009 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2009. Cash generated by dispositions amounted to $75 million in the first nine months of 2009 compared to $56 million in 2008.

MMC’s additions to fixed assets and capitalized software, which amounted to $209 million in the first nine months of 2009 and $334 million in the first nine months of 2008, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

MMC has committed to potential future investments of approximately $81 million in connection with its investments in Trident II and other funds managed by Stone Point Capital. The majority of MMC’s investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments and follow-on investments. Any remaining capital calls for Trident II would relate to management fees or other partnership expenses, if necessary. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio, the timing of any portfolio company sales and capital distributions is unknown and not controlled by MMC.

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2009 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$ 558	$ 558	$ —	$ —	$ —
Long-term debt	3,046	—	271	1,670	1,105
Interest on long-term debt	1,751	214	363	319	855
Net operating leases	2,648	370	624	501	1,153
Service agreements	105	32	41	25	7
Other long-term obligations	148	37	111	—	—
Total	$8,256	$1,211	$1,410	$2,515	$3,120

The above does not include unrecognized tax benefits of $219 million, accounted for under ASC Topic No. 740, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $16 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $1 million that may become payable within one year. The above does not include pension liabilities of $907 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.

New Accounting Pronouncements

Note 18 to the consolidated financial statements contains a discussion of recently issued accounting pronouncements and their impact or potential future impact on MMC’s financial results, if determinable.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $42 million are classified as available for sale under ASC Topic No. 320 (“Investments – Debt and Equity Securities”). Non-publicly traded investments of $84 million are accounted for using the cost method and $172 million are accounted for under ASC Topic No. 323 (“Investments – Equity Method and Joint Ventures”). The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Issuer Repurchases of Equity Securities

MMC did not repurchase any shares of its common stock during the third quarter of 2009. Pursuant to an August 2007 authorization by MMC’s Board of Directors, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	—	—	—	$700 million
Aug 1-31, 2009	—	—	—	$700 million
Sept 1-30, 2009	—	—	—	$700 million
Total Q3 2009	—	—	—	$700 million

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: November 5, 2009	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX*

Exhibit No.	Exhibit Name

3.1	Amended and Restated By-laws of Marsh & McLennan Companies, Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated September 17, 2009)

10.1	Employment Letter, effective as of September 17, 2009 and January 30, 2011, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to MMC’s Current Report on Form 8-K dated September 16, 2009)

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, MMC has not filed with this Form 10-Q certain instruments defining the rights of holders of long-term debt of MMC and its subsidiaries because the total amount authorized under any of such instruments does not exceed 10% of the total assets of MMC and its subsidiaries on a consolidated basis. MMC agrees to furnish a copy of any such agreement to the Commission upon request.