Form 10-K
period 2009-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2010-02-26
CIK 62709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ . No ☐.

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

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,606,437,460, based on the average of the high and low prices as reported on the New York Stock Exchange.

As of February 19, 2010, there were outstanding 532,188,249 shares of common stock, par value $1.00 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; market and industry conditions; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of MMC’s revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

¡

our exposure to potential liabilities arising out of a civil lawsuit against Mercer filed by the Alaska Retirement Management Board in Alaska state court, which alleges professional negligence and malpractice, breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services provided by Mercer;

¡	the impact of current economic and financial market conditions on our results of operations and financial condition, particularly with respect to our consulting businesses;

¡	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

¡	the potential impact of legislative, regulatory, accounting and other initiatives which may be taken in response to the current financial crisis;

¡	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from the businesses we acquire;

¡	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

¡	our exposure to potential liabilities arising from errors and omissions claims against us;

¡

our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

¡	the impact on our net income caused by fluctuations in foreign currency exchange rates;

¡	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

¡	the impact of competition, including with respect to pricing, and the emergence of new competitors;

¡	our ability to successfully obtain payment from our clients of the amounts they owe us for work performed;

¡	our ability to successfully recover should we experience a disaster or other business continuity problem;

¡	changes in applicable tax or accounting requirements; and

¡

potential income statement effects from the application of FASB’s ASC Topic No. 740 (“Income Taxes”) regarding accounting treatment of uncertain tax benefits and valuation allowances and ASC Topic No. 350 (“Intangibles – Goodwill and Other”), including the effect of any subsequent adjustments to the estimates MMC uses in applying these accounting standards.

i

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

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.      BUSINESS.

References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (“MMC”) and one or more of its subsidiaries, as the context requires.

GENERAL

MMC is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; Oliver Wyman Group, the management and economic consultancy; and Kroll, the risk consulting firm. With approximately 52,000 employees worldwide and annual revenue exceeding $10 billion, MMC provides analysis, advice and transactional capabilities to clients in more than 100 countries.

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

OUR BUSINESSES

Risk and Insurance Services

Risk and Insurance Services, comprising Marsh and Guy Carpenter, is MMC’s largest business segment. This segment generated approximately 50% of MMC’s total operating segment revenue in 2009 and employs approximately 26,000 colleagues worldwide.

Marsh

Marsh is a world leader in delivering risk and insurance services and solutions to its clients. From its founding in 1871 to the present day, Marsh has provided thought leadership and innovation for clients and the insurance industry—introducing and promoting the concept and practice of client representation through brokerage, the discipline of risk management, the globalization of insurance and risk management services and many other innovative tools and service platforms.

Marsh generated approximately 41% of MMC’s total operating segment revenue in 2009. Over 23,000 Marsh colleagues provide risk management, risk consulting, insurance broking, alternative risk financing, and insurance program management services to a wide range of businesses, government entities and professional service organizations around the world in more than 100 countries.

Marsh’s clients vary by size, industry, geography and risk exposures. Marsh is organized to serve clients efficiently and effectively, delivering tailored solutions based on complexity of the risk and global footprint, and matched to clients’ buying styles.

Insurance Broking and Risk Consulting

In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients’ risk management and insurance needs. Each client relationship is coordinated by a client executive who draws from the many industry and risk specialties within Marsh to assemble the resources needed to analyze, measure and assist a client in managing its various risks. Product and service offerings include program design and placement, post-placement program support and administration, claims advocacy, and a wide array of risk analysis and risk management consulting services. These include Multinational Client Service, Marsh Risk Consulting, Risk, Specialty and Industry Practices, Bowring Marsh, Consumer Operations and Marsh & McLennan Agency.

Multinational Client Service

Multinational Client Service (MCS) is solely focused on delivering service excellence and insurance solutions to multinational clients, irrespective of their size. Executing in a clear and consistent manner around the globe, MCS provides risk management programs with a service platform that comprises a combination of proprietary tools and technology and specialized resources. MCS provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory and legal environments and address the worldwide risk issues that confront them.

Marsh Risk Consulting

Marsh Risk Consulting (MRC) is a global organization comprised of consulting specialists dedicated to providing clients with advice and solutions across a comprehensive range of insurable and non-insurable risk issues, such as restructuring, product safety, patient safety, business interruption, supply chain, governance, workforce, and reputation. MRC helps clients identify exposures, assess critical business functions and evaluate existing risk treatment practices and strategies. MRC provides client services in five main areas of exposure:

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

¡	Risk Technologies: provides services to help clients manage, collect, analyze and report on the data and workflow associated with risk, insurance, claims and legal matters within their organizations.

Risk, Specialty and Industry Practices

In further support of its clients’ strategic, operational and risk management objectives, Marsh provides consultative advice, brokerage and claims advocacy services through dedicated global Risk, Specialty and Industry Practices in the areas listed below. For both large and mid-size organizations, Practice colleagues apply their experience and working knowledge of clients’ industry sectors, and of the unique environments in which they operate, to facilitate the requisite breadth of coverage and to reduce cost of risk.

Risk & Specialty Practices	Industry Practices

¡    Aviation & Aerospace

¡   Captive Solutions

¡   Casualty

¡   Claims

¡   Energy

¡   Environmental

¡   Financial and Professional (FINPRO)

¡   Infrastructure

¡   Marsh Risk Consulting (MRC)

¡   Marine

¡   Political Risk / Trade Credit

¡   Private Equity and Mergers &   Acquisitions

¡   Product Recall

¡   Property

¡   Surety

¡    Agriculture & Fisheries

¡   Automotive

¡   Chemicals

¡   Communications, Media and   Technology

¡   Construction

¡   Education

¡   Financial Institutions

¡   Fisheries

¡   Forestry & Integrated Wood   Products

¡   Healthcare

¡   Hospitality & Gaming

¡   Life Sciences

¡   Manufacturing

¡   Mining, Metals & Minerals

¡   Power & Utilities

¡   Project Risk

¡   Public Entities

¡   Real Estate

¡   Retail / Wholesale

¡   Sports, Entertainment & Events

¡   Transportation

Bowring Marsh

Bowring Marsh was established in 2008 to respond to clients’ growing needs and marketplace opportunity, specializing as an international placement broker for property (including terrorism) and casualty risks. Bowring Marsh utilizes placement expertise in major international insurance market hubs (including Bermuda, Brazil, Dublin, London, Miami, Singapore, Tokyo and Zurich) and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.

Consumer Operations—Affinity/Program & Private Client

In addition to its main risk management and broking practices described above, Marsh operates a “Consumer” business in each geographic region that focuses on either or both of program marketing and administration opportunities and high net worth individual insurance sales. The Affinity/Program businesses sell and administer insurance products and services on a program basis, typically working with a sponsoring organization client to leverage the affinity relationship that client has with its constituencies (e.g., employees, members, franchisees, or customers, as the case may be). These programs typically include group life & health coverage, professional liability coverage, personal property and liability coverage including automobile and homeowners’ insurance, business owner protection, annuities, and variable security-related products. Marsh Consumer’s sales and servicing activities regarding high net worth individuals are largely U.S.-focused and operate under the names “Private Client Services” (for property & casualty insurance products), and “Private Client Life Insurance Solutions” or “Private Client Solutions” (for life & health insurance-focused activities).

More specifically, areas of the Consumer business include:

¡

Affinity Program Solutions:  markets and administers standardized and customized insurance programs, selling and servicing group/master and individual policies for many life & health and property & casualty lines of insurance business as well as certain other non-insurance products and services. Clients generally include associations, employers, unions, fraternal organizations, franchisors, and other consumer-focused “brand” companies, including large multinational financial institutions and automobile manufacturers.

¡

Private Client Solutions:  offers high-net-worth individuals, families and their advisors a single source solution to manage their complete spectrum of risk, uphold their current quality of life and protect and preserve their wealth, current income and legacy. This business also offers key-person and executive benefit programs to organizations.

¡

Business Process Outsourcing Solutions:  provides comprehensive, “private label” and/or outsourced back-office billing, operational and marketing support services to leading insurers, financial institutions and other service businesses.

Marsh & McLennan Agency

In October 2008, Marsh established the Marsh & McLennan Agency (MMA) to be one of the premier insurance agencies in the United States, meeting the needs of mid-sized businesses across the country. MMA’s services are targeted to customers who seek professional advice on program structure, market knowledge, experience and expertise in their industry, competitive prices, and local resources and service professionals. MMA offers commercial property and casualty, personal lines, employee benefits and life insurance / estate planning to clients through a dedicated sales and service force in retail locations, operating independently from Marsh’s other insurance broking operations.

Captive Solutions

Operating from offices in 31 captive domiciles, along with consulting expertise residing in Marsh brokerage offices worldwide, Captive Solutions serves approximately 1,270 captive facilities, including single-parent captives, reinsurance pools, risk retention groups and others. The Practice includes the Captive Advisory group—a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions, and Captive Management—an industry leader in managing captive facilities, providing administrative, consultative and insurance-related services.

Schinnerer Group

As one of the largest underwriting managers of professional liability and specialty insurance programs in the United States, Victor O. Schinnerer provides risk management and insurance solutions to clients through licensed brokers. During the 2009 fiscal year, Schinnerer received applications from approximately 9,200 licensed brokers, of which approximately 6,500 have active policies with Schinnerer.

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

MarshConnect is a shared platform that delivers two sets of functions: Risk and Insurance Databases and Client Servicing Applications. Our proprietary databases provide a broad range of risk and insurance market intelligence, research tools and interactive utilities. Additionally, MarshConnect offers real-time access to critical risk and insurance information relevant to a client’s operations and risk profile. The platform enables teams to share information, collaborate and transact business online, increasing operational efficiency for Risk Management departments.

CS STARS serves the technology needs of risk management professionals, as well as insurance carriers and third-party administrators, through integrated software and services that support risk management, claims administration, compliance management, and data management.

Guy Carpenter

Guy Carpenter generated approximately 9% of MMC’s total operating segment revenue in 2009. Approximately 2,350 Guy Carpenter professionals create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting. Run-off services and other reinsurance and insurance administration solutions are offered through Guy Carpenter affiliates on a fee basis.

Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which entails the transfer of part or all of the coverage provided by a single insurance policy.

Guy Carpenter also provides reinsurance services in a broad range of specialty practice areas, including: agriculture; alternative risk transfer (such as group-based captives and insurance pools); aviation & aerospace; casualty clash (losses involving multiple policies or insureds); construction and engineering; credit, bond & political risk; excess & umbrella; general casualty; life, accident & health; marine and energy; medical professional liability; professional liability; program manager solutions; property; retrocessional reinsurance (reinsurance between reinsurers); surety (reinsurance of surety bonds and other financial guarantees); terror risk and workers compensation.

Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities. Guy Carpenter affiliates also provide advisory services in connection with mergers & acquisitions and private debt and equity capital raising.

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

Compensation for Services in Risk and Insurance Services

Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees and commissions paid by clients. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others.

For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

Consulting

Consulting is MMC’s second-largest business segment, generating approximately 44% of total operating segment revenue in 2009 and employing approximately 22,000 colleagues worldwide. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

Mercer

With approximately 18,900 professionals active in 41 countries, Mercer is a leading global provider of human resource consulting and related outsourcing and investment services. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 32% of MMC’s total operating segment revenue in 2009.

Mercer operates in the following areas:

Retirement, Risk and Finance Consulting.  Mercer provides a wide range of strategic and compliance-related retirement services and solutions to corporate, governmental and institutional clients. Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution and hybrid retirement plans. Mercer’s financial approach to retirement services enables clients to consider the benefits, accounting, funding and investment aspects of plan design and management in the context of business objectives and governance requirements.

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

Rewards, Talent & Communications.  Mercer’s rewards, talent and communications business advises organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness.

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

Investment Consulting & Management.  Mercer provides investment consulting services to the fiduciaries of pension funds, foundations, endowments and other investors in more than 35 countries. Mercer advises clients and provides outsourced decision-making services covering all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.

Mercer’s investment management business provides multi-manager investment solutions, primarily for retirement plan assets, to institutional investors (such as retirement plan sponsors and trustees), and to individual investors (primarily through the inclusion of funds managed by Mercer on affiliated and third party defined contribution and financial advice platforms). These solutions include “one-stop” investment advisory and asset management solutions for plan sponsors, bundled services for frozen defined benefit plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. The investment management business offers a diverse range of investment options to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies in four geographic regions (US, Canada, Europe and Australia/New Zealand). As of December 31, 2009, Mercer’s investment management business had assets under management of $28.8 billion worldwide.

Oliver Wyman Group

With approximately 3,400 professionals based in 22 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated approximately 12% of MMC’s total operating segment revenue in 2009.

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

¡

Delta.  The Delta business provides consulting services and customized programs to help CEOs and other senior corporate leaders improve their individual and organizational capabilities. Services include organizational design and transformation; enterprise leadership and board effectiveness.

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

¡

Leadership Development.  The Leadership Development business provides customized solutions for clients to develop leadership capability across all levels of their organization in order to accelerate the development of leadership as a source of strategic advantage. These customized solutions blend a range of learning methodologies including leadership & employee engagement programs, action learning, coaching, e-learning, and online applications

¡

Marketing and Sales.  Oliver Wyman advises leading firms in the areas of offer/pricing optimization; product/service portfolio management; product innovation; marketing spend optimization; value-based customer management; and sales & distribution model transformation.

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

Risk Consulting & Technology

MMC’s Risk Consulting and Technology segment, which conducts business through Kroll, generated approximately 6% of MMC’s total operating segment revenue in 2009.

Kroll is the world’s leading risk intelligence company. With approximately 3,000 colleagues in 32 countries, Kroll provides a wide range of consulting-based services and technology-enabled solutions to a global client base of law firms, financial institutions, corporations, non-profits, government agencies and individuals.

Consulting Services.  Kroll’s Consulting Services Group helps clients mitigate business, financial and physical risks to facilitate the achievement of their legal, operational and financial objectives.

Kroll’s business intelligence and investigations unit provides: reputational due diligence associated with investments and transactions; information gathering and analysis; investigative services; litigation support; assistance in locating misappropriated assets; and programs to protect intellectual property, prevent money laundering and assess the integrity of vendors.

Kroll’s financial advisory services unit provides forensic accounting and litigation consulting to help clients uncover fraud and comply with securities and corporate governance regulations.

Kroll’s security services operation serves clients worldwide, including multinational corporations, government agencies, high-net-worth individuals, architectural firms, and private and public sector organizations. Services include: security consulting; architectural security engineering; executive protection; high risk environment intelligence and protective services; and crisis response programs. Kroll also monitors law enforcement agencies and other public and private entities’ compliance with federal consent decrees and other government mandates. Until its sale in May 2009, this operation included Kroll Government Services, a business that conducted security clearance investigations of government personnel.

Litigation Support and Data Recovery.  Kroll’s Litigation Support and Data Recovery unit provides its services through Kroll Ontrack. Kroll Ontrack provides technology-driven services and software to help legal, corporate and governmental entities, as well as consumers, recover, search, analyze, produce and present electronic data efficiently and cost-effectively. These services are provided to organizations and individuals in the United States, Canada, Europe and Asia. In addition to its award-winning suite of software, Kroll Ontrack provides data recovery, advanced search, electronic and paper discovery, computer forensics, electronically stored information (“ESI”) consulting and data archiving solutions, document review services and trial consulting and presentation services.

Background Screening.  Kroll’s Background Screening companies provide organizations with comprehensive screening services that help them make informed choices in such critical areas as employment, lending, vendor selection, investment placement and academic institutional admissions. It also provides data breach incident management—including identity theft solutions for individuals.

Kroll Background Screening provides employment screening to corporate, institutional and government clients in the United States, Canada, Europe and Asia. Through its Fraud Solutions practice, Kroll helps organizations and individuals address each phase of personal data theft detection and mitigation, from pre-breach preparedness, risk assessment and planning to post-event customer communication, investigation and resolution. During 2009, Kroll Background Screening included a substance abuse testing business; this business was sold in February 2010.

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

Risk and Insurance Services.  While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers, managing general agents and third party administrators) to hold an individual and/or company license from a governmental agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally-owned business entities; in this case, if MMC has no licensed subsidiary, we may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are only permitted following an extensive review process.

Beginning in January 2005, all European Union member states were required to implement the Insurance Mediation Directive. This Directive aims to apply consistent minimum professional standards to insurance and reinsurance intermediaries, including a licensing system based on an assessment of factors such as professional competence, financial capacity and professional indemnity insurance. The adoption by member states of the European Union of regulations to comply with the Directive has led our insurance intermediary operations in the European Union to become subject to enhanced regulatory requirements. In January 2005, as part of the implementation of the Directive in the United Kingdom, the power and responsibilities of the Financial Services Authority, or FSA, were expanded to include regulation of insurance and reinsurance intermediaries in the United Kingdom.

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

Certain of MMC’s Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., a U.S.-registered broker-dealer and investment advisor, member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Also in the United States, Marsh uses the services of Interlink Securities Corp., primarily in connection with variable insurance products for high net worth individuals. Guy Carpenter provides advice on securities or investments in the European Union through MMC Securities (Europe) Ltd. (formerly GC Securities Ltd.), which is authorized and regulated by the FSA. Marsh receives investment management services in the European Union from another MMC subsidiary, Marsh Investment Service Limited, which is also regulated by the FSA. MMC Securities Corp., Interlink Securities Corp. and MMC Securities (Europe) Ltd. are indirect, wholly-owned subsidiaries of MMC.

In some jurisdictions, insurance-related taxes may be due either directly from clients or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.

Consulting.  Certain of Mercer’s retirement-related consulting services are subject to pension law and financial regulation in many countries, including by the Securities and Exchange Commission, or SEC, in the United States and the FSA in the United Kingdom. In addition, the trustee services, investment services (including advice to individuals on the investment of personal pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are subject to investment and securities regulations in various jurisdictions. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer and Oliver Wyman Group use the services of MMC Securities Corp (In the United States) and MMC Securities (Europe) Limited (in the United Kingdom and Continental Europe), primarily in connection with the provision of certain retirement and employee benefit services, and investment banking services, respectively.

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

Competitive Conditions

MMC faces strong competition in all of its businesses from providers of similar products and services. MMC also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see “Risks Relating to MMC Generally—Competitive Risks,” in Part I, Item 1A of this report.

Risk and Insurance Services.  MMC’s combined insurance and reinsurance services businesses are global in scope. The principal bases upon which our insurance and reinsurance businesses compete include the range, quality and cost of the services and products provided to clients. MMC encounters strong competition from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants, that provide risk-related services and products.

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

Risk Consulting & Technology.  In Risk Consulting and Technology, MMC faces competition from local, regional, national and international firms that provide similar services in the fields of accounting, investigative and security services, consulting and technology services. Kroll’s Consulting Services Group faces competition from local, regional, national and international consulting and accounting firms who provide forensic accounting, litigation support and investigative services, as well as other specialist firms providing architectural engineering and security consulting services. Kroll’s Litigation Support and Data Recovery and Background Screening businesses face competition from a variety of law firms, independent service providers and technology companies.

Segmentation of Activity by Type of Service and Geographic Area of Operation.

Financial information relating to the types of services provided by MMC and the geographic areas of its operations is incorporated herein by reference to Note 17 to the consolidated financial statements included under Part II, Item 8 of this report.

Employees

As of December 31, 2009, MMC and its consolidated subsidiaries employed approximately 52,000 people worldwide, including approximately 26,000 in risk and insurance services, approximately 22,000 in consulting and approximately 3,000 in risk consulting and technology. Approximately 600 individuals are employed by MMC at the parent-company level.

EXECUTIVE OFFICERS OF MMC

The executive officers of MMC are appointed annually by MMC’s Board of Directors. As of February 26, 2010, the following individuals were executive officers of MMC:

Ben F. Allen, age 45, is President and Chief Executive Officer of Kroll, a position he assumed in March 2008. In July 2007, Mr. Allen was named Chief Operating Officer of Kroll while continuing in his position as President of Kroll’s Technology Services Group. He led the Technology Services Group, comprised of Kroll Ontrack, Kroll Factual Data and Kroll’s background screening and substance abuse testing businesses, beginning in January 2005. Previously, Mr. Allen was President of Kroll Ontrack, the firm’s legal technologies and data recovery business, following Kroll’s acquisition of Ontrack Data International, Inc. in June 2002. Mr. Allen had been President and Chief Executive Officer of Ontrack Data International since July 2001, and previously served in several roles for that firm, including as Chief Operating Officer and General Manager of the U.K. and France offices.

Orlando D. Ashford, age 41, is Senior Vice President, Human Resources, of MMC. Mr. Ashford joined MMC in September 2008. Prior to MMC, he was with the Coca-Cola Company since 2005 in human resource management, most recently as Group Director of Human Resources for Eurasia and Africa. While at Coca-Cola, Mr. Ashford reorganized and rebuilt the company’s corporate center HR team and headed a company-wide cultural change initiative. Prior to Coca-Cola, Mr. Ashford held positions with Motorola, the Delta Consulting Group (subsequently Mercer Delta Consulting), Ameritech and Andersen Consulting.

Peter J. Beshar, age 48, is Executive Vice President and General Counsel of MMC. Before joining MMC in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General’s office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.

M. Michele Burns, age 52, is Chairman and Chief Executive Officer of Mercer. Ms. Burns joined MMC as Executive Vice President on March 1, 2006, assumed the position of Chief Financial Officer of MMC on March 31, 2006 and moved to her current position with Mercer on September 25, 2006. Prior to joining MMC, Ms. Burns was Executive Vice President and Chief Financial Officer since May 2004, and Chief Restructuring Officer since August 2004, of Mirant Corporation, an energy company. Prior to joining Mirant, she was Executive Vice President and Chief Financial Officer of Delta Air Lines, Inc. from August 2000 to April 2004. She held various other positions in the finance and tax departments of Delta beginning in January 1999. Delta filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

John P. Drzik, age 47, is President and Chief Executive Officer of Oliver Wyman Group, a position he assumed in June 2006. From 2003 to 2006, Mr. Drzik was President of Mercer Oliver Wyman, which was formed following MMC’s acquisition of Oliver, Wyman & Company in 2003. He joined Oliver, Wyman & Company in 1984, became President in 1995, and was appointed Chairman in 2000.

Brian Duperreault, age 62, is Director, President and Chief Executive Officer of MMC, a position he assumed in January 2008. Prior to joining MMC, Mr. Duperreault served as Chairman and Chief

Executive Officer of ACE Limited from 1994 to 2004, and continued as Chairman through the end of 2007. Prior to ACE, Mr. Duperreault was with American International Group (AIG) for more than 20 years, holding numerous positions and eventually becoming Executive Vice President of AIG Foreign General Insurance and Chairman and Chief Executive of AIG’s American International Underwriters (AIU). Mr. Duperreault is a Director of Tyco International Ltd.

E. Scott Gilbert, age 54, is Senior Vice President and Chief Compliance Officer of MMC. Prior to joining MMC in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney for the Southern District of New York.

Daniel S. Glaser, age 49, is Chairman and Chief Executive Officer of Marsh, a position he assumed in December 2007. Previously, he had been Managing Director of AIG Europe (U.K.) Limited, and the Regional President of AIG’s American International Underwriters (AIU) U.K./Ireland division. He joined AIG in 2000 as President of the firm’s Global Energy Division. He was named Managing Director of AIG Europe (U.K.) in 2002. Mr. Glaser began his career in the insurance industry in 1982 as a Marsh broker. He worked at Marsh for a decade, serving in roles in New York, London and Saudi Arabia. Thereafter, he spent eight years at Willis, where he served as President and Chief Operating Officer of Willis Risk Solutions, the Willis large accounts practice.

David A. Nadler, age 61, is Vice Chairman, Office of the CEO of MMC. Dr. Nadler founded the Delta Consulting Group, Inc., a consulting firm specializing in executive leadership and organizational change, in 1980. He served as Chairman and Chief Executive Officer of that firm until its acquisition by Mercer in 2000, when it became Mercer Delta Consulting. Dr. Nadler served as Chairman and Chief Executive Officer of Oliver Wyman’s Delta Organization & Leadership business through December 2005 and remains a Senior Partner of that firm.

Vanessa A. Wittman, age 42, is Executive Vice President and Chief Financial Officer of MMC. Prior to joining MMC in September 2008, Ms. Wittman was Chief Financial Officer and Executive Vice President of Adelphia Communications Corp. from 2003 to 2007. She joined Adelphia as part of a new executive team that oversaw one of the most complex bankruptcy cases in U.S. history. While there, Ms. Wittman was responsible for accounting, tax and internal audit functions; operational and field finance; corporate development; and the bankruptcy and investor relations teams. Prior to Adelphia, Ms. Wittman served as Chief Financial Officer of 360networks, based in Seattle, where she led the company’s restructuring efforts and successful emergence from bankruptcy protection in November 2002. She also has held positions with Microsoft, Metricom Inc. and Morgan Stanley.

Peter Zaffino, age 43, is President and Chief Executive Officer of Guy Carpenter. Prior to assuming this position in February 2008, he had served since 2007 as Executive Vice President and head of Guy Carpenter’s U.S. treaty operations. Previously, Mr. Zaffino was responsible for treaty operations in Guy Carpenter’s U.S. eastern region and prior to that led the firm’s global specialty practices business. Before joining Guy Carpenter in 2001, Mr. Zaffino served in an executive role with a GE Capital portfolio company specializing in casualty treaty reinsurance.

AVAILABLE INFORMATION

MMC is subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, MMC files with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. MMC makes these reports and any amendments to these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like MMC, that file electronically with the SEC.

MMC also posts on its website the following documents with respect to corporate governance:

¡	Guidelines for Corporate Governance;

¡	Code of Business Conduct and Ethics;

¡	Procedures for Reporting Complaints and Concerns Regarding Accounting Matters; and

¡	the charters of the Audit Committee, Compensation Committee, Compliance Committee and Directors and Governance Committee of MMC’s Board of Directors.

All of the above documents are available in printed form to any MMC stockholder upon request.

Item 1A.      Risk Factors

You should consider the risks described below in conjunction with the other information presented in this report. These risks have the potential to materially adversely affect MMC’s business, results of operations or financial condition.

RISKS RELATING TO MMC GENERALLY

Legal and Regulatory Issues

A lawsuit related to claims of professional negligence and fraud in providing actuarial services has been filed against Mercer, which may subject Mercer to civil liabilities.

As more fully described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, Mercer is exposed to potential liabilities arising out of a civil lawsuit against Mercer (US) Inc. filed by the Alaska Retirement Management Board in Alaska state court. The action alleges professional negligence and malpractice, breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The action also seeks damages, including punitive and treble damages, in amounts that could, if awarded, subject Mercer to significant monetary damages, negative publicity, reputational harm and to diversion of personnel and management resources. We have limited third party insurance for this matter. MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable in accordance with FASB ASC Topic No. 450. An adverse outcome in this matter could have a material adverse effect on MMC’s businesses, results of operations, financial condition or cash flow.

We are subject to significant uninsured exposures arising from “errors and omissions” claims.

MMC’s operating companies provide numerous brokerage, consulting, actuarial and other services for clients around the world. As a result of these activities, we are subject to errors and omissions, or “E&O,” claims by clients and third parties who allege that they were damaged as a result of the operating company’s alleged failure to perform its services as expected. Certain of these claims could seek damages in amounts that, if awarded, could be significant and subject us to potential liability for monetary damages, negative publicity, reputational harm and to diversion of personnel and management resources.

MMC has varying levels of third party insurance coverage against E&O claims, depending on the policy year. To the extent that expected losses exceed MMC’s retention in any policy year, MMC records a liability and an asset for the amount that MMC expects to recover under its third-party insurance programs. The policy limits and coverage terms of the third-party insurance vary to some extent by policy year, but MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries in years prior to policy year 2001-2002 in a material amount. From 2002 to 2008, the availability of third-party insurance declined significantly.

In establishing liabilities for errors and omissions claims in accordance with FASB ASC Topic No. 450, MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Nevertheless, given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on MMC’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.

We are subject to legal proceedings and other contingencies which, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.

As more fully described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we are subject to a number of legal proceedings, regulatory actions and other contingencies. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flow in any given quarterly or annual period. In addition, regardless of any eventual monetary costs, these matters could have a material adverse effect on MMC or its operating companies by exposing us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources.

Our compliance systems and controls cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. For example, our insurance and reinsurance services activities, as well as certain of our consulting and related activities, in the United Kingdom are under the jurisdiction of the Financial Services Authority. Compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. While we attempt to comply with all applicable laws and regulations, there can be no assurance that we, our employees, our consultants or our contractors are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our businesses, results of operations or financial condition. In addition, these matters could have a material adverse effect on MMC by exposing us to negative publicity, reputational damage or harm to our client or employee relationships.

In most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew and revoke various licenses and approvals we need to conduct our activities. Such authorities may require MMC to incur substantial increases in costs in order to comply with such laws and regulations. In some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from those of regulatory authorities, we might be penalized or precluded from carrying on our previous activities. Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we operate. Recent changes in the regulatory environment may impact our ability to generate additional revenue streams or enhance revenue streams. Any significant impairment of our ability to conduct our business as we historically have done could have a material adverse effect on our business, results of operations or financial condition.

Finally, government involvement in the insurance or reinsurance markets could displace insurance or reinsurance currently available from the private market and adversely affect our business, results of operations or financial condition.

Improper disclosure of personal data could result in legal liability or harm our reputation.

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs or loss of revenue.

Further, data privacy is subject to frequently changing laws, rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we operate. Our failure to adhere to or successfully implement processes in response to changing legal or regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, as well as the general risks described above relating to our compliance systems and controls.

Financial Risks

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. In 2008 and 2009, the credit markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. These economic conditions have resulted in negative impacts on businesses and financial institutions, and financial services entities in particular. The global economic crisis has had a significant effect on our Consulting and Risk Consulting and Technology segments in particular. Many of our clients have been reducing expenses, including amounts they spend on consulting services. If these economic conditions persist or deteriorate, they could potentially have a significant impact on our operations.

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

Our cash investments, including those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets deteriorate further or remain volatile, the values and liquidity of our investments could be adversely affected.

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

We are subject to exchange rate risk because some of our subsidiaries receive revenue other than in their functional currencies, and because we must translate the financial results of our foreign subsidiaries into U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, our Risk and Insurance Services operations generate revenue in a number of different currencies, but expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the profits of our operations. Exchange rate risk could have a significant impact on our financial condition, results of operations or cash flow.

Changes in interest rates and increased counterparty risk could reduce the value of our investment portfolio and adversely affect our financial condition or results.

In the aftermath of the recent financial crisis, many previously highly rated financial institutions now carry credit ratings that are substantially lower than pre-crisis levels. Consequently, the aggregate level of counterparty risk is higher and the value of investments with those institutions has declined, resulting in substantial trading and investment losses for corporate and other investors. In order to avoid these risks, investors have favored securities issued, guaranteed or supported by the U.S. or international governments, which has resulted in reduced yields on these and other investments considered to be lower risk. Although we generally employ a conservative investment strategy with respect to our cash investments, including those held in a fiduciary capacity, we may incur investment losses as a result of these unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty.

Our pension obligations may cause MMC’s earnings and cash flows to fluctuate.

MMC has significant pension obligations to its current and former employees, totaling approximately $10.0 billion at December 31, 2009. The magnitude of our worldwide pension plans means that our earnings are comparatively sensitive to factors such as equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, rates of inflation and mortality assumptions. Variations in any of these factors could cause significant fluctuation in our earnings from year to year and may result in increased levels of contributions to our pension plans.

We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

MMC is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders and for corporate expenses. In the event our operating subsidiaries are unable to pay dividends and other payments to MMC, we may not be able to service debt, pay obligations or pay dividends on common stock.

Further, MMC derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are made from the U.S., it is important to be able to access cash generated outside the U.S. Funds from MMC’s operating subsidiaries outside of the U.S. are periodically repatriated to the U.S. via shareholder distributions and repayment of intercompany financing. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to, foreign exchange rates and tax-related costs.

In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

International Operations

We are exposed to multiple risks associated with the global nature of our operations.

We do business worldwide. In 2009, 53 percent of MMC’s total operating segment revenue was generated from operations outside the United States, and over one-half of our employees are located outside the United States. We expect to expand our non-U.S. operations further.

The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

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

In our Risk and Insurance Services segment, we compete intensely against two other major global brokerage firms, Aon and Willis, for both client business and employee talent. We also face competition from a wide range of other insurance brokerage firms that operate on a regional, national or local scale. We compete as well with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services. The above competition is intensified by an industry trend toward a “syndicated” or “distributed” approach to the purchase of insurance brokerage services, whereby a client engages multiple brokers to service different portions of the client’s account.

In our Consulting and Risk Consulting and Technology segments, we compete for business and employee talent with numerous independent consulting firms and organizations affiliated with accounting, information systems, technology and financial services firms around the world. Kroll also competes with law firms and consulting firms for certain of its services.

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

We have a history of making acquisitions, including a total of 49 acquisitions in the period 2005-2009 for aggregate purchase consideration of $1.0 billion. We have also exited various businesses, including the sale of Putnam Investments Trust (“Putnam”) in August 2007, the divestiture of three separate restructuring businesses—one in the U.S. and two in the U.K.—in 2008, the sale of Kroll Government Services in 2009 and the sale of Kroll Laboratory Specialists in the first quarter of 2010. We expect that acquisitions and dispositions will continue to be part of our business strategy. Our success in this regard will depend on our ability to identify appropriate acquisition and disposition candidates and to complete with favorable results the transactions we decide to pursue.

While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, or compliance issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses; and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet. For example, since our acquisition of Kroll in July 2004, MMC has recorded goodwill impairment charges related to the Risk Consulting & Technology segment of $540 million in 2008 and $315 million in 2009. Given the significant size of MMC’s goodwill and intangible assets, a write-down of this sort could have a material adverse effect on our results of operations in any given period. As of December 31, 2009, MMC’s consolidated balance sheet reflected $7.2 billion of goodwill and intangible assets, representing approximately 47 percent of MMC’s total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $4.2 billion; Consulting, $2 billion; and Risk Consulting and Technology, $1.0 billion.

When we dispose of businesses we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Putnam.

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT

Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 50 percent of MMC’s total operating segment revenue in 2009. Our business in this segment is subject to particular risks.

Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.

Demand for many types of insurance and reinsurance generally rises and falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would inhibit our ability to generate commission revenue; and may decide not to purchase our risk advisory services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the market place.

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

RISKS RELATING TO OUR CONSULTING AND RISK CONSULTING AND TECHNOLOGY SEGMENTS

Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 44 percent of our total operating segment revenue in 2009. Our Risk Consulting and Technology segment, conducted through Kroll, represented 6 percent of our total operating segment revenue in 2009. Our businesses in these two segments are subject to particular risks.

Demand for our services might decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition, or changes in government regulation.

Our Consulting and Risk Consulting and Technology segments have historically achieved significant annual revenue growth. Despite this history, however, the recent global economic conditions have resulted in negative impacts on businesses and financial institutions. Many of our clients have been reducing expenses, including amounts spent on consulting services. The evolving needs or financial circumstances of our clients may challenge our ability to increase revenues and profitability and reduce demand for our services. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.

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

Our pricing has also been adversely affected by the recent economic crisis. If we are unable to achieve and maintain adequate billing rates for our services, our margins and profitability could suffer.

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

–

macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in certain business lines are derived from the value of assets under management (or administration) and declines in global securities markets could result in a decline in revenue and profitability of these business lines; and

–

general economic conditions, since results of operations in our Consulting and Risk Consulting and Technology businesses are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

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

Mercer currently provides clients with consulting services relating to both defined benefit and defined contribution plans. Defined benefit pension plans generally require more services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. Recent regulatory initiatives in the United States and certain European countries may result in companies either discontinuing or curtailing defined benefit programs in favor of defined contribution plans. If organizations shift to defined contribution plans more rapidly than we anticipate and we do not successfully adjust our service offerings to take account of that change, Mercer’s operating results could be adversely affected.

Item 1B.      Unresolved Staff Comments.

There are no unresolved comments to be reported pursuant to Item 1B.

Item 2.      Properties.

MMC and its subsidiaries maintain their corporate headquarters in and around New York City. We also maintain other offices around the world, primarily in leased space. In certain circumstances we may have space that we sublet to third parties, depending upon our needs in particular locations.

MMC and certain of its subsidiaries own, directly and indirectly through special-purpose subsidiaries, a 55% condominium interest covering approximately 900,000 square feet in a 44-story building in New York City. This real estate serves as MMC’s New York headquarters and is occupied primarily by MMC and its affiliates for general corporate use. The remaining 45% condominium interest in the 1166 Property is owned by an unaffiliated third party. MMC’s owned interest is financed by a 30-year loan that is non-recourse to MMC (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interest and a first priority assignment of leases and rents. In the event (1) MMC is downgraded below B/B2 (Stable) by any of S&P, Fitch and Moody’s or (2) an event of default has occurred and is continuing, MMC would be obligated to pre-fund certain reserve accounts relating to the mortgaged property, including a rent reserve account in an amount equal to three months rent for the entire occupancy of the mortgaged property.

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

MMC’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of MMC’s common stock during 2009 and 2008 and each quarterly period thereof:

	2009 Stock Price Range		2008 Stock Price Range
	High	Low	High	Low

First Quarter	$25.13	$17.18	$29.56	$23.79
Second Quarter	$22.81	$18.43	$29.38	$24.60
Third Quarter	$24.92	$18.46	$36.82	$26.08
Fourth Quarter	$25.46	$21.45	$32.35	$20.96
Full Year	$25.46	$17.18	$36.82	$20.96

On February 24, 2010, the closing price of MMC’s common stock on the NYSE was $23.08.

MMC did not repurchase any shares of its common stock during the fourth quarter of 2009. Pursuant to an August 2007 authorization by MMC’s Board of Directors, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1-31, 2009	—	—	—	$700 million
Nov. 1-30, 2009	—	—	—	$700 million
Dec. 1-31, 2009	—	—	—	$700 million
Total 4Q 2009	—	—	—	$700 million

Item 6.      Selected Financial Data.

Marsh & McLennan Companies, Inc. and Subsidiaries

FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2009	2008	2007	2006	2005	Compound Growth Rate 2004-2009
Revenue	$10,493	$11,518	$11,135	$10,293	$9,875	1%
Expenses:
Compensation and Benefits	6,484	7,181	6,937	6,434	6,279	1%
Other Operating Expenses	3,185	3,549	3,344	2,919	3,165	2%
Goodwill Impairment Charge	315	540	—	—	—	N/A
Regulatory and Other Settlements	—	—	—	—	30	N/A
Total Expenses	9,984	11,270	10,281	9,353	9,474	1%
Operating Income	509 (a)	248 (a)	854 (a)	940 (a)	401 (a)	9%
Interest Income	17	48	95	60	44	N/A
Interest Expense	(241)	(220)	(267)	(303)	(332)	2%
Investment Income (Loss)	(2)	(12)	173	207	183	N/A
Income Before Income Taxes	283	64	855	904	296	N/A
Income Taxes	41	133	298	269	93	N/A
Income (Loss) From Continuing Operations	242	(69)	557	635	203	6%
Discontinued Operations, Net of Tax	–	7	1,932	363	207	N/A
Net Income (Loss)	242	(62)	2,489	998	410	6%
Less: Net Income Attributable to Non-Controlling Interests	15	11	14	8	6	13%
Net Income (Loss) Attributable to MMC	$227	$(73)	$2,475	$990	$404	5%
Basic Income (Loss) Per Share Information:
Income (Loss) From Continuing Operations	$0.43	$(0.14)	$0.98	$1.12	$0.37	5%
Discontinued Operations	$—	$0.01	$3.51	$0.65	$0.37	N/A
Net Income (Loss) Attributable to MMC	$0.43	$(0.13)	$4.49	$1.77	$0.74	5%
Average Number of Shares Outstanding	522	514	539	550	538
Diluted Income (Loss) Per Share Information:
Income (Loss) From Continuing Operations	$0.43	$(0.15)	$0.98	$1.11	$0.36	5%
Income (Loss) From Discontinued Operations	$–	$0.01	$3.47	$0.62	$0.37	N/A
Net Income (Loss) Attributable to MMC	$0.42 (b)	$(0.14)	$4.45	$1.73	$0.73	5%
Average Number of Shares Outstanding	524	514	542	553	541

Dividends Paid Per Share	$0.80	$0.80	$0.76	$0.68	$0.68

Return on Average Stockholders’ Equity	4%	N/A	36%	18%	8%

Year-end Financial Position:
Working capital	$1,228	$1,398	$1,961	$1,058	$1,390
Total assets	$15,337	$15,206	$17,359	$18,137	$17,892
Long-term debt	$3,034	$3,194	$3,604	$3,860	$5,044
Stockholders’ equity	$5,863	$5,760	$7,853	$5,842	$5,402
Total shares outstanding (net of treasury shares)	530	514	520	552	546
Other Information:
Number of employees	52,000	54,000	55,700	52,300	51,900
Stock price ranges—
U.S. exchanges — High	$25.46	$36.82	$33.90	$32.73	$34.25
— Low	$17.18	$20.96	$23.12	$24.00	$26.67

(a)	Includes net restructuring costs of $251 million, $335 million, $98 million, $87 million and $317 million in 2009, 2008, 2007, 2006 and 2005, respectively.
(b)	Amounts do not add due to rounding.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Part II, Item 7 of this report, for discussion of significant items affecting our results of operations in 2009, 2008 and 2007.

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

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related investment and outsourcing services, and specialized management, economic and brand consulting services. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”), which has been classified as a discontinued operation. In 2008, MMC disposed of its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts.

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 17 to the consolidated financial statements included in Part II Item 8 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.

This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report.

Significant Developments in 2009

MMC’s historical financial information should be viewed in light of the significant developments discussed below.

¡

The settlement in the fourth quarter of 2009 of the securities and ERISA class action lawsuits filed in 2004. As a result, MMC recorded a $205 million charge in December 2009, which is tax deductible. Without admitting any liability or wrongdoing, MMC agreed to pay a total of $435 million to settle both lawsuits and received $230 million from its insurance carriers. A group of stockholders, representing approximately 4% of eligible shares, initially indicated their intent to opt out of this settlement, but subsequently agreed to opt in to the settlement for an additional payment of $25 million. This additional settlement cost has been accrued in the consolidated balance sheet at December 31, 2009. All claims related to these lawsuits are now fully resolved.

¡	Goodwill impairment charges of $315 million and $540 million in 2009 and 2008, respectively, related to MMC’s Risk Consulting & Technology segment.

¡

The impact of several acquisitions in the Risk and Insurance Services segment. In September 2009, Marsh acquired International Advisory Services, Ltd., the largest independent manager of captives and third-party insurance companies in Bermuda. In December 2009, Marsh acquired the NIA Group, LLC, one of the largest independent insurance agencies in the Northeast and the 34th largest agency in the U.S. In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

¡	The sale of Kroll Government Services (“KGS”) in the second quarter of 2009. The loss on the disposal and the results of its operations are included in discontinued operations.

In January 2005, MMC and its subsidiary Marsh Inc. entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint relating to Marsh’s use of market service agreements with various insurance companies. Effective February 11, 2010, MMC, Marsh and their subsidiaries and affiliates entered into an Amended and Restated Agreement with the NYAG and the Superintendent of Insurance of the State of New York, which replaces the January 2005 Settlement Agreement. MMC, Marsh and their subsidiaries and affiliates are evaluating the potential impact of the changes contained in the Amended and Restated Agreement on their businesses.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2009	2008	2007
Revenue	$10,493	$11,518	$11,135
Expense
Compensation and benefits	6,484	7,181	6,937
Other operating expenses	3,185	3,549	3,344
Goodwill impairment charges	315	540	–
Operating expenses	9,984	11,270	10,281
Operating Income	$509	$248	$854
Income (Loss) from Continuing Operations	$242	$(69)	$557
Discontinued Operations, net of tax	—	7	1,932
Net Income (Loss)	$242	$(62)	$2,489
Net Income (Loss) Attributable to MMC	$227	$(73)	$2,475
Income (Loss) from Continuing Operations Per Share:
Basic	$0.43	$(0.14)	$0.98
Diluted	$0.43	$(0.15)	$0.98
Net Income (Loss) Per Share Attributable to MMC:
Basic	$0.43	$(0.13)	$4.49
Diluted	$0.42	$(0.14)	$4.45
Average number of shares outstanding:
Basic	522	514	539
Diluted	524	514	542
Shares outstanding at December 31,	530	514	520

Consolidated operating income was $509 million in 2009 compared with $248 million in the prior year. The 2009 results include a $315 million goodwill impairment charge related to the Risk Consulting & Technology segment, a $230 million charge, net of insurance recoveries, for the settlement of the securities and ERISA class action lawsuits filed in 2004 and restructuring and other noteworthy items of $271 million. The 2008 operating results include a $540 million goodwill impairment charge and restructuring and noteworthy items of $439 million. Excluding these charges, consolidated operating income was $1.3 billion in 2009 compared with $1.2 billion in 2008.

Risk and Insurance Services operating income increased $336 million to $796 million in 2009 compared with 2008, or 73%, resulting from improved results at both Marsh and Guy Carpenter, as well as a decrease of $80 million in restructuring and related charges.

Consulting operating income decreased $150 million to $405 million in 2009 primarily due to reduced profitability in the first and second quarters of the year, as both Mercer and Oliver Wyman Group saw revenue declines as a result of the difficult economic environment. The consulting segment was also impacted by currency exchange rate movements, particularly Sterling and the Euro, which reduced the translated amount of 2009 net operating income by approximately $60 million compared with 2008.

Risk Consulting & Technology incurred an operating loss of $272 million in 2009 compared with a $512 million operating loss in 2008. Operating results include goodwill impairment charges of $315 million and $540 million in 2009 and 2008, respectively. Results in 2008 also included a loss of $28 million on the disposal of the U.K. corporate restructuring businesses.

Corporate expenses were $420 million in 2009 compared to $255 million in 2008. In 2009, corporate expenses include a net charge of $230 million related to settlements of the class action lawsuits described above and $31 million of restructuring charges, compared with $85 million of restructuring charges recorded in 2008.

Consolidated net income attributable to MMC was $227 million in 2009, compared with a net loss of $73 million in the prior year.

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

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2009	2008
Risk and Insurance Services
Marsh	$4,319	$4,524	(5)%	(4)%	—	(1)%
Guy Carpenter	911	803	13%	(4)%	9%	8%
Subtotal	5,230	5,327	(2)%	(4)%	2%	0%
Fiduciary Interest Income	54	139	(61)%	(2)%	1%	(60)%
Total Risk and Insurance Services	5,284	5,466	(3)%	(4)%	2%	(1)%
Consulting
Mercer	3,327	3,642	(9)%	(5)%	—	(4)%
Oliver Wyman Group	1,282	1,554	(17)%	(4)%	1%	(15)%
Total Consulting	4,609	5,196	(11)%	(5)%	—	(7)%
Risk Consulting & Technology
Kroll	667	797	(16)%	(2)%	(2)%	(12)%
Corporate Advisory and Restructuring	1	127	(99)%	—	(99)%	0%
Total Risk Consulting & Technology	668	924	(28)%	(2)%	(16)%	(10)%
Corporate Eliminations	(68)	(68)
Total Revenue	$10,493	$11,518	(9)%	(4)%	—	(5)%

*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2009	2008
Marsh:
EMEA	$1,555	$1,706	(9)%	(8)%	(1)%	0%
Asia Pacific	419	412	2%	(3)%	—	5%
Latin America	267	252	6%	(5)%	2%	9%
Total International	2,241	2,370	(5)%	(6)%	(1)%	2%
U.S. / Canada	2,078	2,154	(4)%	(1)%	1%	(4)%
Total Marsh	$4,319	$4,524	(5)%	(4)%	—	(1)%
Mercer:
Retirement	$1,091	$1,178	(7)%	(6)%	—	(1)%
Health and Benefits	857	898	(5)%	(3)%	(1)%	(1)%
Rewards, Talent & Communications	456	555	(18)%	(2)%	1%	(17)%
Total Mercer Consulting	2,404	2,631	(9)%	(4)%	—	(4)%
Outsourcing	620	702	(12)%	(6)%	—	(6)%
Investment Consulting & Management	303	309	(2)%	(8)%	—	6%
Total Mercer	$3,327	$3,642	(9)%	(5)%	—	(4)%
Kroll:
Litigation Support and Data Recovery	$302	$326	(7)%	(2)%	—	(5)%
Background Screening	235	263	(11)%	(1)%	(1)%	(9)%
Risk Mitigation and Response	130	208	(37)%	(4)%	(7)%	(26)%
Total Kroll	$667	$797	(16)%	(2)%	(2)%	(12)%

*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Risk and Insurance Services
Marsh	$4,524	$4,369	4%	1%	—	2%
Guy Carpenter	803	854	(6)%	1%	—	(7)%
Subtotal	5,327	5,223	2%	1%	—	1%
Fiduciary Interest Income	139	177	(22)%	1%	—	(23)%
Total Risk and Insurance Services	5,466	5,400	1%	1%	—	0%
Consulting
Mercer	3,642	3,368	8%	—	1%	7%
Oliver Wyman Group	1,554	1,516	2%	1%	3%	(2)%
Total Consulting	5,196	4,884	6%	—	2%	4%
Risk Consulting & Technology
Kroll	797	773	3%	—	5%	(2)%
Corporate Advisory and Restructuring	127	172	(26)%	(1)%	—	(25)%
Total Risk Consulting & Technology	924	945	(2)%	—	4%	(6)%
Corporate/Eliminations	(68)	(94)
Total Revenue	$11,518	$11,135	3%	1%	1%	1%

*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)			% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2008	2007
Marsh:
EMEA	$1,706	$1,618	5%	2%	—	3%
Asia Pacific	412	374	10%	2%	—	8%
Latin America	252	239	6%	5%	(5)%	6%
Total International	2,370	2,231	6%	2%	—	4%
U.S. / Canada	2,154	2,138	1%	—	—	1%
Total Marsh	$4,524	$4,369	4%	1%	—	2%
Mercer:
Retirement	$1,178	$1,079	9%	—	4%	5%
Health and Benefits	898	827	9%	1%	—	8%
Rewards, Talent & Communications	555	509	9%	2%	(1)%	8%
Total Mercer Consulting	2,631	2,415	9%	1%	1%	7%
Outsourcing	702	682	3%	(1)%	—	4%
Investment Consulting & Management	309	271	14%	(2)	—	16%
Total Mercer	$3,642	$3,368	8%	—	1%	7%
Kroll:
Litigation Support and Data Recovery	$326	$272	20%	—	14%	6%
Background Screening	263	297	(11)%	—	—	(11)%
Risk Mitigation and Response	208	204	2%	—	—	2%
Total Kroll	$797	$773	3%	—	5%	(2)%

*	Components of revenue change may not add due to rounding.

Revenue

Consolidated revenue for 2009 decreased 9% to $10.5 billion compared with $11.5 billion in 2008, reflecting a 5% decrease in underlying revenue and a 4% negative impact of foreign currency translation.

Revenue in the Risk and Insurance Services segment decreased 3% compared with 2008. Underlying revenue decreased 1% for the total Risk and Insurance Services segment, reflecting an 8% increase in Guy Carpenter, that was more than offset by a 1% decrease in Marsh and a 60% decrease in fiduciary interest income. Consulting revenue decreased 11%, resulting from a 9% decrease at Mercer and 17% decline at the Oliver Wyman Group. On an underlying basis, revenue decreased 7% reflecting a 4% decrease in Mercer, and a 15% decrease in the Oliver Wyman Group. Revenue decreased 28% in Risk Consulting & Technology, or 10% on an underlying basis.

In 2008, Risk and Insurance Services revenue increased 1% compared with 2007. Underlying revenue growth was flat for the total Risk and Insurance Services segment, reflecting a 2% increase in Marsh, offset by a 7% decrease in Guy Carpenter, and a 23% decrease in fiduciary interest income. Consulting revenue increased 6%, resulting from an 8% increase in Mercer’s businesses and 2% growth in the Oliver Wyman Group. On an underlying basis, revenue increased 4% reflecting a 7% increase in Mercer, and a decrease of 2% in the Oliver Wyman Group. Revenue decreased 2% in Risk Consulting & Technology, or 6% on an underlying basis. During the fourth quarter of 2008, MMC disposed of its U.S. and U.K. restructuring businesses, which are included in the Risk Consulting & Technology segment.

Expenses

Consolidated operating expenses decreased 11% in 2009 compared with the same period in 2008. MMC recorded goodwill impairment charges of $315 million and $540 million in 2009 and 2008, respectively. In 2009, MMC recorded a $230 million charge, net of insurance recoveries, for the settlement of the securities and ERISA class action lawsuits filed in 2004. Restructuring and other noteworthy charges in 2009 of $271 million decreased $168 million from charges of $439 million in 2008. Excluding these charges, expenses were $9.2 billion in 2009 compared with $10.3 billion in 2008, or a decrease of 11%. The decrease reflects a 4% decline due to the impact of foreign currency exchange, a 1% decline due to the impact of dispositions and a 6% decline in underlying expenses. The decrease in underlying expenses is due to generally lower expenses, primarily in base salary, employee benefits, travel and entertainment, outside services, facilities, equipment and recoverable expenses from clients. This reflects the Company’s continued effort to monitor and control expenses.

Consolidated operating expenses in 2008 increased 10%, which included the $540 million goodwill impairment charge recorded in 2008 and a $283 million increase from restructuring and noteworthy charges in 2008 as compared with 2007. Excluding these two items, expenses increased 2% in 2008 compared with 2007 and were essentially flat on an underlying basis.

Restructuring

Actions Initiated in 2009

In 2009, MMC implemented restructuring actions which resulted in costs totaling $237 million, primarily related to severance and benefits and costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$171 million, Consulting—$45 million, Risk Consulting & Technology—$8 million and Corporate—$13 million. These activities resulted in the elimination of approximately 1,500 positions at Marsh, 100 positions at Guy Carpenter, 600 positions at Mercer, 200 positions at Kroll and 40 positions at Corporate. The annualized cost savings from these actions are expected to be approximately $200 million.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating company business processes. During 2009, MMC incurred restructuring costs of $14 million in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building.

Putnam Transaction

On August 3, 2007, Great-West Lifeco Inc. completed its purchase of Putnam Investments Trust for $3.9 billion in cash. The gain on disposal and Putnam’s results of operations through the date of sale are included in discontinued operations in the accompanying consolidated statements of income. As described in Note 5 to the consolidated financial statements, MMC provided certain indemnities related to the transaction, and also has established liabilities for uncertain tax positions. As these issues are resolved, or as facts and circumstances related to these issues change in the future, the related liabilities will be adjusted and recorded in discontinued operations.

Other Businesses Exited

During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”). The financial results of KGS are included in discontinued operations.

During the fourth quarter of 2008, MMC sold its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts. Based on the terms and conditions of the disposals, MMC determined it has “continuing involvement” in these businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, the results of these businesses, including the loss on disposal, are included in continuing operations. MMC recorded a loss of $28 million on the disposition of the U.K. Corporate Advisory and Restructuring businesses. The net assets of these U.K. businesses were written-off upon transfer to the new owners. MMC will receive royalties on future revenue of these businesses over the next three years. The royalties will be recognized when earned under the terms of the contract and when collectibility is reasonably assured. The transfer of the U.S. restructuring business was financed with a seller note. If MMC receives interest and principal payments as scheduled for the U.S. business, it will recover the value of the net assets transferred to the new owners and recognize a gain on the disposal of $18 million. Through December 31, 2009, MMC recognized $1 million of royalty payments related to the U.K. businesses and $1 million of the deferred gain related to the U.S. business.

In February 2010, Kroll sold Kroll Laboratory Specialists, its substance abuse testing business for $110 million. The disposal transaction will be recorded in MMC’s consolidated financial statements during the first quarter of 2010.

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

Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically provide for segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest is segregated from the other revenues of Marsh and Guy Carpenter and separately presented within the segment, as shown in the revenue by segments charts earlier in this MD&A.

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2009	2008	2007
Revenue	$5,284	$5,466	$5,400
Compensation and Benefits	3,023	3,299	3,318
Other Operating Expenses	1,465	1,707	1,740
Expense	4,488	5,006	5,058
Operating Income	$796	$460	$342
Operating Income Margin	15.1%	8.4%	6.3%

Revenue

Revenue in Risk and Insurance Services decreased 3% in 2009 compared with 2008, reflecting a 4% negative impact of foreign currency exchange fluctuations, a 1% decrease on an underlying basis partly offset by a 2% increase from acquisitions.

In Marsh, revenue decreased 5% from 2008, reflecting a 4% negative impact of currency translation and a 1% decrease in underlying revenue. These results reflect the continued difficult economic environment, in addition to the pressure on insurance premium levels, commissions and fees. Despite these difficult conditions, on a geographic basis, Marsh’s International revenue increased 2% on an underlying basis reflecting a 9% increase in Latin America and a 5% increase in Asia Pacific, reflecting strong new business production on a global basis, offset by a decrease of 4% in the U.S. / Canada region.

Guy Carpenter’s revenue of $911 million in 2009 increased 13% compared with the prior year, or 8% on an underlying basis. The increase in underlying revenue was primarily due to higher client revenue retention and an increase in new business. In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc. These acquisitions contributed 7% to the year-over-year revenue growth.

Fiduciary interest income for the Risk and Insurance Services segment was $54 million in 2009, a decrease of 61% compared with the same period of 2008, driven by lower interest rates.

Revenue in Risk and Insurance Services increased 1% in 2008 compared with 2007, reflecting the positive impact of foreign currency exchange fluctuations, and was flat on an underlying basis.

Marsh’s revenue increased 4% in 2008 compared with 2007, reflecting a 1% positive impact of currency translation and a 2% increase in underlying revenue. Client revenue retention increased by 3 percentage points over 2007. New business production was also strong. On a geographic basis, Marsh’s international revenue increased 6% while the U.S. / Canada region increased 1% compared with 2007.

Guy Carpenter revenue decreased 6% in 2008 compared with 2007, or 7% on an underlying basis. Reinsurance premium rates declined during the year across most coverages.

Fiduciary interest income for the segment decreased 22% in 2008 compared with 2007, or 23% on an underlying basis, primarily due to lower interest rates, and to a lesser extent, lower average invested funds.

Expense

Expenses in the Risk and Insurance Services segment decreased 10% in 2009, compared with the prior year. Underlying expenses decreased 8% with the remaining reduction due to the impact of foreign currency exchange of 4% partly offset by an increase of 1% due to the impact of acquisitions. The decline in underlying expenses reflects lower compensation and benefit costs and a decrease in other operating cost categories, as the Company continues its efforts to monitor and control expenses. Despite increased variable compensation, total compensation and benefits expense decreased reflecting lower total base compensation due to the reductions in the number of employees as a result of restructuring activities. The decrease in other expenses includes a reduction in professional liability costs reflecting the impact of a $33 million charge recorded in the third quarter of 2008 and a reduction of $39 million in net settlement, legal and regulatory costs (reduced by insurance recoveries in 2009). The expense decrease also reflects lower restructuring and related costs in 2009 as compared with 2008.

In 2008, expenses in the Risk and Insurance Services segment decreased 1% compared with the prior year, reflecting a 2% decrease in underlying expenses, partly offset by a 1% increase related to the impact of foreign exchange. The reduction in compensation and benefits expense in 2008 compared with 2007 reflects a reduction in headcount during the year and a decline in benefits expenses partly offset by increased incentive compensation costs and higher severance costs at both Marsh and Guy Carpenter. The decrease in other expenses reflects the continued focus on expense control and primarily relates to reductions in travel, entertainment, meetings, marketing and advertising. These decreases were partly offset by higher restructuring and related costs in 2008 compared with 2007, and a $33 million charge in the third quarter of 2008 related to a professional liability claim.

Consulting

MMC conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of retirement, health & benefits, rewards, talent & communications, outsourcing, and investment consulting & management. Oliver Wyman Group provides specialized management and economic and brand consulting services.

The major component of revenue in the Consulting segment business is fees paid by clients for advice and services. Mercer, principally through its health & benefits line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s outsourcing businesses consists principally of fees based on assets under management or administration.

Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also subject to competition due to the introduction of new products and services, broad trends in employee demographics, including levels of employment, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of investment management services and retirement trust and administrative services are significantly affected by securities market performance.

The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2009	2008	2007
Revenue	$4,609	$5,196	$4,884
Compensation and Benefits	2,917	3,204	2,953
Other Operating Expenses	1,287	1,437	1,325
Expense	4,204	4,641	4,278
Operating Income	$405	$555	$606
Operating Income Margin	8.8%	10.7%	12.4%

Revenue

Consulting revenue in 2009 decreased 11% compared with the same period in 2008, or 7% on an underlying basis. Due to the difficult economic conditions, both Mercer and Oliver Wyman experienced decreased demand for consulting services in 2009. Mercer’s revenue decreased 9%, or 4% on an underlying basis, reflecting decreases in underlying revenue in consulting and outsourcing of 4% and 6%, respectively, partly offset by an increase in investment consulting and management of 6%. Within Mercer’s consulting lines, underlying revenue in retirement decreased 1% versus prior year, health and benefits decreased 1% and rewards, talent & communications decreased 17%. Oliver Wyman’s revenue decreased 17%, or 15% on an underlying basis, compared with the prior year.

Consulting revenue in 2008 increased 6% compared with 2007 comprising 8% growth at Mercer and 2% growth at the Oliver Wyman Group. Revenue for the segment increased 4% on an underlying basis. Within Mercer, the revenue increase of 8% reflects growth in retirement of 9%, health and benefits of 9%, other consulting lines of 9%, outsourcing of 3% and investment consulting & management of 14%. Mercer’s revenue grew 7% on an underlying basis. Revenue for the Oliver Wyman Group grew 2%, but decreased 2% on an underlying basis, compared with the same period in 2007.

Expense

Consulting expenses decreased 9% in 2009 compared with the same period in 2008, reflecting a 4% decrease from the impact of foreign exchange rates and a 6% decrease on an underlying basis. The decline in underlying expenses reflects a decrease in base salaries and employee benefits due to decreased staff levels along with cost reductions in all discretionary expense categories and lower recoverable expenses from clients. These decreases were partly offset by an increase in professional liability costs of approximately $30 million, primarily reflecting a legal settlement at Mercer, and higher severance costs at Oliver Wyman due to capacity reductions.

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

In May 2009, Kroll sold KGS, its government services business. The results of KGS’s operations have been reclassified into discontinued operations for all periods presented in the accompanying income statements.

As previously discussed, during the fourth quarter of 2008, MMC disposed of its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts. Based on the terms and conditions of the disposals, MMC determined it has “continuing involvement” in these businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, the results of these businesses, including the loss on disposal, are included in continuing operations.

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

The results of operations for the Risk Consulting & Technology segment are presented below:

(In millions of dollars)	2009	2008	2007
Revenue	$668	$924	$945
Compensation and Benefits	303	447	446
Other Operating Expenses	322	449	393
Goodwill Impairment Charge	315	540	—
Expense	940	1,436	839
Operating (Loss) Income	$(272)	$(512)	$106
Operating Income Margin	N/A	N/A	11.2%

Revenue

Risk Consulting & Technology revenues in 2009 decreased 28% compared with 2008 primarily reflecting the divestiture of Corporate Advisory and Restructuring, as well as a decrease in underlying revenue at Kroll. Kroll’s revenue was $667 million, a decrease of 16% from the previous year, or 12% on an underlying basis. The underlying revenue decrease was driven by declines in background screening of 9%, risk mitigation and response of 26%, and in litigation support and data recovery of 5%. In May 2009, Kroll sold its government services business, which has been reclassified into discontinued operations for all periods presented.

Risk Consulting & Technology revenues in 2008 decreased 2% compared with 2007, or 6% on an underlying basis. Revenue in Kroll’s litigation support and data recovery and risk mitigation and response businesses increased 6% and 2%, respectively, on an underlying basis compared with 2007. Revenues in Kroll’s background screening business decreased 11% due to declines in both employment and mortgage related background screening. Corporate Advisory and Restructuring revenue was $127 million in 2008, compared with $172 million in 2007. Due to the disposal of the U.S. and U.K. restructuring businesses, results in 2009 and in the future will only include revenue earned by MMC under the royalty arrangements discussed above.

Expense

Risk Consulting & Technology expenses decreased 35% in 2009 compared with 2008 reflecting the impact of goodwill impairment charges of $315 million and $540 million recorded in 2009 and 2008, respectively, and a decrease in restructuring and related charges of $36 million. Excluding these charges, Risk Consulting & Technology expenses for 2009 decreased 28% compared to prior year. On an underlying basis, expenses decreased 18% as compared to prior year. The decrease in expenses reflects lower salaries due to decreased headcount, a lower level of recoverable expenses from Kroll clients and a favorable impact on the year-over-year expense comparison due to the $28 million loss on the disposal of the U.K. corporate and advisory businesses recorded in 2008.

Risk Consulting & Technology expenses in 2008 increased 71% compared with 2007. Expenses in 2008 included the $540 million goodwill impairment charge, restructuring charges of $17 million and the $28 million loss on the disposal of the U.K. corporate and advisory businesses. Excluding these items, Risk Consulting & Technology expenses for 2008 increased 1% compared with 2007 but decreased 2% on an underlying basis.

Corporate Expenses

Corporate expenses in 2009 were $420 million compared to $255 million in 2008. Expenses in 2009 include a $230 million charge related to the settlement of the securities and ERISA class action lawsuits described above. Restructuring and related charges in 2009 were $31 million compared with $85 million in 2008. Excluding these charges, expenses would have decreased 6%. This decrease is due to lower consulting and legal fees in 2009 compared to 2008.

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

Discontinued Operations

In the second quarter of 2009, Kroll completed the sale of KGS. The loss on the disposal of KGS and its financial results for 2007 through 2009 are included in discontinued operations. Discontinued operations in 2009 also includes the accretion of interest as well as changes in estimates related to an indemnity for uncertain tax positions provided as part of the Putnam transaction.

Results of discontinued operations in 2008 include the effects of four discontinued operations – Putnam, Mediservice, Kroll Government Services and Kroll Crucible – which are discussed in more detail below.

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

In 2007, discontinued operations include the gain on the sale of Putnam, Putnam’s operating income through August 2, 2007 and the operating results for KGS.

Summarized Statements of Income data for discontinued operations are as follows:

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Revenue	$32	$69	$840
Income before provision for income tax	$11	$15	$152
Provision for income tax	4	4	68
Income from discontinued operations, net of tax	7	11	84
Gain on disposal of discontinued operations	8	29	2,965
Provision for income tax	15	33	1,117
(Loss) Gain on disposal of discontinued operations, net of tax	(7)	(4)	1,848
Discontinued operations, net of tax	$—	$7	$1,932

Corporate Items

Interest

Interest income earned on corporate funds amounted to $17 million in 2009, compared with $48 million in 2008. The decrease in interest income is due to lower average interest rates in 2009 compared with the prior year. Interest expense of $241 million in 2009 increased $21 million from the prior year. This increase is primarily due to the pre-funding in the first quarter of the $400 million of senior notes that matured in June 2009, the higher interest rate on the new bonds compared with those that matured, as well as higher interest expense associated with acquisition related liabilities. MMC used the proceeds of the newly issued senior notes to fund the maturity of $400 million of senior notes in June 2009.

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

Investment Income (Loss)

In 2009, investment losses were $2 million compared with a $12 million loss in the prior year. The decrease reflects lower mark-to-market declines on Risk Capital Holdings’ private equity investments recorded in 2009 compared to 2008 and realized gains relating to the sale of equity securities recorded in 2009. The gains of $173 million recorded in 2007 primarily related to mark-to-market gains on private equity fund investments and gains from the sale of investments.

Income Taxes

MMC’s consolidated effective tax rate in 2009 was 14.5%. The tax rate reflects reductions relating to a decrease in the liability for unrecognized tax benefits and foreign operations taxed at rates lower than the U.S. statutory tax rate, partially offset by the effect of a nondeductible $315 million non-cash goodwill impairment charge. The decrease in the liability for unrecognized tax benefits resulted from expiring statutes of limitations, audit settlements and changes in estimates.

MMC’s consolidated effective tax rate in 2008 was 207.8%. Tax expense exceeded income before taxes and minority interest primarily as a result of a nondeductible goodwill impairment charge of $540 million, partially offset by foreign operations taxed at rates lower than the U.S. statutory rate. Because the impairment charge was not deductible for tax purposes, it reduced pre-tax income without a corresponding decrease in tax. In addition, significantly lower pre-tax income caused the tax components to disproportionately affect the tax rate, magnifying the effect of foreign operations, state taxes, and other permanent differences.

The 2007 consolidated effective tax rate of 34.9% primarily reflects the unfavorable impact of international tax law changes in 2007.

The lower tax rate generally attributed to MMC’s foreign operations reflects income taxed at rates lower than the 35% U.S. federal tax rate, net of the U.S. tax impact of repatriation of foreign earnings. The reduced effective tax rate primarily reflects lower corporate tax rates that prevail outside of the U.S., enhanced by planning that further reduces the impact of taxes worldwide. Under current U.S. tax law, the Company anticipates its non-U.S. operations will continue to incur taxes at rates under 35%, although the percentage impact on the tax rate is expected to moderate as increases in U.S. pretax income change the geographic mix of income.

Nevertheless, the effective tax rate is expected to remain significantly variable for the foreseeable future. The rate is sensitive to the geographic mix and repatriation of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. This also could result in foreign tax credit carryforwards arising in future periods for which a valuation allowance may be required. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

The realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the tax benefits are deductible or creditable. MMC and Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings. In the United States, certain groups within MMC, which file on a combined basis, and certain entities within Marsh’s operations, which file on a separate entity basis, incurred losses for the last two years as well as the current year. MMC assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of MMC’s domestic operations related to jurisdictions in which MMC files a unitary or combined state tax return, and foreign tax credit carryforwards in MMC’s consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2009, MMC considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed that are designed to reduce capacity and adjust to lower demand in the current economic environment, (iii) profit trends evidenced by recent improvements in MMC’s and Marsh’s operating performance, (iv) the nonrecurring nature of some of the items that contributed to the cumulative losses, (v) the carryforward periods for the net operating losses (“NOLs”) and foreign tax credit carryforwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, MMC concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic tax assets to the amount that MMC believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to $170 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future earnings from MMC’s profitable global operations. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2009, MMC continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.

Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s Administration, if enacted, could have a significant adverse impact on the effective tax rate.

Liquidity and Capital Resources

MMC’s liquidity needs are primarily for operating expenses, servicing debt, funding pension obligations, paying dividends on outstanding stock, funding acquisitions and capital expenditures. As a holding company, MMC’s primary source for meeting these requirements is cash flows from operating subsidiaries. Other sources of liquidity include borrowing facilities discussed below in financing cash flows.

Cash on our consolidated balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheet as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for MMC.

Operating Cash Flows

MMC generated $640 million of cash from operations in 2009 compared with $940 million in 2008. These amounts reflect the net income (loss) reported by MMC during those periods, excluding gains or losses from investments and the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. In December 2009, MMC paid $435 million into settlement funds related to the securities and ERISA class action lawsuits described above. Through December 31, 2009, MMC collected $163 million of the total $230 million recovery from its insurers. The remaining $67 million of insurance recoveries, which were received in January 2010, are recorded in other receivables in the consolidated balance sheet at December 31, 2009. As described above, MMC accrued an additional $25 million of settlement costs, which is included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2009. In 2007, cash outflows included tax payments of $933 million related to the disposition of businesses, primarily Putnam. Although the cash proceeds from the Putnam transaction are included in investing cash flows, the applicable accounting literature specifies that the related payment of taxes be included in operating cash flows and not allocated to other cash flow categories.

MMC’s expected funding for its U.S. non-qualified and non-U.S. pension plans in 2010 is approximately $25 million and $250 million, respectively. MMC’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign laws. There currently is no ERISA funding requirement for the U.S. qualified plan for 2009 or 2010. Funding requirements for non-U.S. plans vary by country. Contribution rates are determined by the local actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of MMC’s cash flows, including dividends, investments and share repurchases.

During 2009, MMC’s defined benefit pension plan assets experienced investment gains of 13% in the U.S. and 15% in the U.K., our largest plan. In 2008, defined benefit plan assets experienced investment losses of 18% in the U.S. and 14% in the U.K. due to the severe downturn in the global equity markets.

Pension liabilities are largely impacted by the discount rate set as of year-end. In the U.S., interest rates used to discount liabilities continued to decline during 2009, resulting in a lower year-end discount rate in 2009 than the prior year-end. This contributed to the increase in the projected benefit obligation for the U.S. plans from 2008 to 2009. While our U.S. plans show a funding deficit as of the end of 2009, no contributions to the U.S. qualified plan are required in 2010.

Our U.K. plan liabilities increased in local currency terms in 2009, primarily due to the decrease in the discount rate. In addition to scheduled contributions made to the U.K. plan throughout 2009, in the first half of the year, we made discretionary pension contributions of approximately $150 million to the plan. These contributions are included in the $400 million of contributions to non-U.S. plans noted below. Overall, MMC’s aggregate pension expense in 2010 is expected to increase by approximately $110 million before the partly-offsetting impacts on bonuses and other incentive compensation and possible movement of foreign exchange rates.

During 2009, MMC contributed $22 million to the U.S. pension plans and approximately $400 million to the significant non-U.S. pension plans, compared with $20 million for U.S. plans and $250 million for significant non-U.S. plans in 2008.

Financing Cash Flows

Net cash used for financing activities was $464 million in 2009 compared with $643 million of net cash used for financing activities in 2008. MMC reduced outstanding debt by approximately $10 million and $260 million in 2009 and 2008, respectively. During 2007, MMC reduced outstanding debt by approximately $1.1 billion and repurchased $1.3 billion of its common stock. These actions are discussed more fully below.

Debt

During 2009, MMC’s 7.125% ten-year $400 million bond matured. MMC used cash on hand as well as the proceeds from the issuance of 9.25% ten-year $400 million senior notes in the first quarter to manage liquidity, including the funding of the maturing notes.

During 2008, MMC’s 3.625% five-year fixed rate $250 million senior notes matured. MMC used cash on hand to manage liquidity, including the repayment of these notes.

During 2007, MMC utilized commercial paper and bank borrowings, as well as cash on hand, to manage liquidity, including the funding of maturing bonds and the repurchase of shares. In the first quarter of 2007, MMC’s 5.375% five-year $500 million senior notes matured. MMC’s three-year floating rate $500 million senior notes matured in the third quarter of 2007. MMC used a portion of its proceeds from the Putnam transaction to pay down outstanding commercial paper and revolving credit facility borrowings. At December 31, 2008, no commercial paper or revolving credit facility borrowings were outstanding.

In the first quarter of 2009, Marsh acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million reflecting cash paid of $24 million and future consideration of $23 million.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels, subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2009.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. MMC carries a stable outlook from both Moody’s and Standard & Poor’s.

MMC also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $250 million at December 31, 2009 and $285 million at December 31, 2008. There were no outstanding borrowings under these facilities at December 31, 2009.

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

Dividends

MMC paid total dividends of $431 million in 2009 ($0.80 per share), $412 million ($0.80 per share) in 2008 and $413 million ($0.76 per share) in 2007.

Investing Cash Flows

Net cash used for investing activities amounted to $236 million in 2009. This compares with $348 million of net cash used for investing activities in 2008. Cash used for acquisitions totaled $73 million in 2009 compared with $126 million in 2008. Remaining deferred cash payments of approximately $119 million related to acquisitions completed in 2009 and prior years are recorded in accounts payable and accrued liabilities or in other liabilities in the consolidated balance sheets at December 31, 2009. Cash provided by the sale of securities was $42 million and $20 million in 2009 and 2008, respectively.

MMC’s additions to fixed assets and capitalized software, which amounted to $305 million in 2009 and $386 million in 2008, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

In 2007, MMC generated $3.0 billion of cash from investing activities primarily due to the Putnam transaction.

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

Commitments and Obligations

The following identifies MMC’s future contractual obligations by the types identified in the table below as of December 31, 2009:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$558	$558	$—	$—	$—
Long-term debt	3,041	—	267	919	1,855
Interest on long-term debt	1,726	214	362	319	831
Net operating leases	2,413	364	609	436	1,004
Service agreements	435	113	133	89	100
Other long-term obligations	119	43	65	4	7
Total	$8,292	$1,292	$1,436	$1,767	$3,797

The above does not include unrecognized tax benefits of $206 million as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $16 million that may become payable during 2010. The above does not include the indemnified liabilities discussed in Note 16 as MMC is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $937 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. MMC expects to contribute $25 million and $250 million in 2010 to its U.S. non-qualified and non-U.S. pension plans, respectively.

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

MMC had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2009
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits (Note 1)	$1,777
Fiduciary cash and investments (Note 1)	$3,559

These investments and debt instruments are discussed more fully in Note1 to the consolidated financial statements appearing in Item 8 of this report.

Based on the above balances, if short-term interest rates increase by 10%, or 8 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase by approximately $3 million.

In addition to interest rate risk, our cash investments and fiduciary fund investments are subject to potential loss of value due to counterparty credit risk. To minimize this risk, MMC and its subsidiaries invest pursuant to a Board-approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counterparty limits assigned based primarily on credit rating and type of investment. MMC carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary funds are invested in short-term bank deposits and liquid money market funds.

Foreign Currency Risk

The translated values of revenue and expense from MMC’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. Note 17 details revenue by geographic area. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although MMC has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in nearly all cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However in 2009, MMC’s consulting segment was impacted by significant currency exchange rate movements, particularly in Sterling and the Euro, which reduced the translated amount of 2009 operating income by approximately $60 million compared with 2008. MMC estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held over the course of the year would impact full year net operating income by approximately $40 million.

Equity Price Risk

MMC holds investments in public and private companies, as well as in certain private equity funds managed by Stone Point Capital. Publicly traded investments of $38 million are classified as available for sale. Non-publicly traded investments of $53 million are accounted for using the cost method and $189 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Legal and Other Loss Contingencies

MMC and its subsidiaries are subject to numerous claims, lawsuits and proceedings. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. Significant management judgment is required to apply this guidance. MMC analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability.

In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under MMC’s various insurance programs.

Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension and defined contribution plans for its eligible U.S. employees and a variety of defined benefit and defined contribution plans for its eligible non-U.S. employees. MMC’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign laws.

MMC recognizes the funded status of its overfunded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in MMC’s consolidated balance sheets.

The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. MMC believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust them as appropriate. Based on its current assumptions, MMC expects pension expense in 2010 to increase approximately $110 million compared with 2009.

Future pension expense or credits will depend on plan provisions, future investment performance, future assumptions and various other factors related to the populations participating in the pension plans. Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 87% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease

(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(17)	$(26)	$17	$26
Discount Rate	$(26)	$(22)	$29	$36

Changing the discount rate and leaving the other assumptions constant may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate.

MMC contributes to certain health care and life insurance benefits provided to its retired employees. The cost of these postretirement benefits for employees in the U.S. is accrued during the period up to the date employees are eligible to retire, but is funded by MMC as incurred. The key assumptions and sensitivity to changes in the assumed health care cost trend rate are discussed in Note 8 to the consolidated financial statements.

Income Taxes

MMC’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. MMC reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

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

Fair Value Determinations

Investment Valuation—MMC holds investments in both public and private companies, as well as certain private equity funds. The majority of the public investments are accounted for as available for sale securities. Certain investments, primarily investments in private equity funds, are accounted for using the equity method. Although not directly recorded in MMC’s consolidated balance sheets, MMC’s defined benefit pension plans hold investments of approximately $9 billion. The fair value of these investments determines, in part, the over- or under-funded status of those plans, which is included in MMC’s consolidated balance sheets. MMC periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. MMC bases its review on the facts and circumstances as they relate to each investment. Fair value of investments in private equity funds is determined by the funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of MMC’s investments. MMC reviews with the fund manager the appropriateness of valuation results for significant private equity investments.

Goodwill Impairment Testing—MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As previously disclosed, MMC performed interim goodwill impairment assessments in its Risk Consulting & Technology segment which resulted in an impairment charge of $315 million recorded in the first quarter of 2009 and impairment charges totaling $540 million recorded in the first and second quarters of 2008. MMC completed its 2009 annual review in the third quarter of 2009 and concluded that the remaining goodwill was not impaired. The fair value estimates used in this assessment are dependent upon assumptions and estimates about the future profitability and other financial ratios of our reporting units, as well as relevant financial data, recent transactions and market valuations of comparable public companies. As noted above, MMC recorded goodwill impairment charges related to the Kroll reporting unit in 2008 and 2009. As such, the estimated fair value of the Kroll reporting unit exceeds its carrying value by only a small percentage. In addition, in the most recent goodwill impairment assessment, the excess of the estimated fair value of the Oliver Wyman reporting unit over its carrying value declined substantially compared with prior years’ valuations. If in the future, the performance of our reporting units varies from our projections, or our assumptions or estimates about future profitability of our reporting units change, the estimated fair value of our reporting units could change materially and could result in an impairment of goodwill, particularly with regard to the Kroll and Oliver Wyman reporting units.

Share-based Payment

The guidance for accounting for share-based payments requires, among other things, that the estimated fair value of stock options be charged to earnings. Significant management judgment is required to determine the appropriate assumptions for inputs such as volatility and expected term necessary to estimate option values. In addition, management judgment is required to analyze the terms of the plans and awards granted thereunder to determine if awards will be treated as equity awards or liability awards, as defined by the accounting guidance.

As of December 31, 2009, there was $15.2 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.9 years. Also as of December 31, 2009, there was $262 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock unit and deferred stock unit awards.

See Note 9 to the consolidated financial statements for additional information regarding guidance for accounting for share-based payments.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31,
(In millions, except per share figures)	2009	2008	2007
Revenue	$10,493	$11,518	$11,135

Expense:
Compensation and benefits	6,484	7,181	6,937
Other operating expenses	3,185	3,549	3,344
Goodwill impairment charges	315	540	—
Operating expenses	9,984	11,270	10,281

Operating income	509	248	854
Interest income	17	48	95
Interest expense	(241)	(220)	(267)
Investment income (loss)	(2)	(12)	173
Income before income taxes	283	64	855
Income taxes	41	133	298
Income (loss) from continuing operations	242	(69)	557
Discontinued operations, net of tax	—	7	1,932
Net income (loss)	242	(62)	2,489
Less: net income attributable to non-controlling interests	15	11	14
Net income (loss) attributable to MMC	$227	$(73)	$2,475
Basic net income (loss) per share
—Continuing operations	$0.43	$(0.14)	$0.98
—Net income (loss) attributable to MMC	$0.43	$(0.13)	$4.49
Diluted net income (loss) per share
—Continuing operations	$0.43	$(0.15)	$0.98
—Net income (loss) attributable to MMC	$0.42	$(0.14)	$4.45
Average number of shares outstanding— Basic	522	514	539
— Diluted	524	514	542
Shares outstanding at December 31,	530	514	520

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,
(In millions of dollars)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,777	$1,685
Receivables
Commissions and fees	2,429	2,418
Advanced premiums and claims	86	86
Other	457	354
	2,972	2,858
Less—allowance for doubtful accounts and cancellations	(117)	(103)
Net receivables	2,855	2,755
Other current assets	299	344
Total current assets	4,931	4,784
Goodwill and intangible assets	7,173	7,163
Fixed assets, net	952	969
Pension related assets	94	150
Deferred tax assets	1,242	1,146
Other assets	945	994
	$15,337	$15,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$558	$408
Accounts payable and accrued liabilities	1,826	1,688
Accrued compensation and employee benefits	1,319	1,224
Accrued income taxes	—	66
Total current liabilities	3,703	3,386
Fiduciary liabilities	3,559	3,297
Less—cash and investments held in a fiduciary capacity	(3,559)	(3,297)
	—	—
Long-term debt	3,034	3,194
Retirement and postemployment benefits	1,184	1,217
Liability for errors and omissions	518	512
Other liabilities	1,035	1,137
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, Issued 560,641,640 shares in 2009 and 2008	561	561
Additional paid-in capital	1,211	1,245
Retained earnings	7,033	7,237
Accumulated other comprehensive loss	(2,171)	(2,098)
Non-controlling interests	35	38
	6,669	6,983
Less—treasury shares at cost, 30,967,116 in 2009 and 46,375,622 in 2008	(806)	(1,223)
Total stockholders’ equity	5,863	5,760
	$15,337	$15,206

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,
(In millions of dollars)	2009	2008	2007
Operating cash flows:
Net income (loss)	$242	$(62)	$2,489
Adjustments to reconcile net income (loss) to cash provided by operations:
Goodwill impairment charge	315	540	—
Depreciation and amortization of fixed assets and capitalized software	307	332	366
Amortization of intangible assets	58	72	76
Provision for deferred income taxes	42	103	12
(Gains)/losses on investments	8	20	(176)
(Gains)/losses on disposition of assets	56	52	(1,833)
Accrual of stock based compensation	11	34	71
Changes in assets and liabilities:
Net receivables	(81)	270	(321)
Other current assets	(28)	(18)	370
Other assets	118	(106)	49
Accounts payable and accrued liabilities	124	(149)	(350)
Accrued compensation and employee benefits	92	(76)	(28)
Accrued income taxes	(95)	(159)	(1,141)
Other liabilities	(488)	(119)	64
Effect of exchange rate changes	(41)	206	49
Net cash provided by (used for) operations	640	940	(303)
Financing cash flows:
Proceeds from issuance of debt	398	—	3
Repayments of debt	(408)	(260)	(1,120)
Purchase of non-controlling interests	(24)	—	—
Purchase of treasury shares	(33)	(39)	(1,309)
Issuance of common stock	34	68	113
Dividends paid	(431)	(412)	(413)
Net cash used for financing activities	(464)	(643)	(2,726)
Investing cash flows:
Capital expenditures	(305)	(386)	(378)
Net sales of long-term investments	53	97	211
Proceeds from sales of fixed assets	7	11	11
Dispositions	75	56	3,357
Acquisitions	(73)	(126)	(206)
Other, net	7	—	1
Net cash (used for) provided by investing activities	(236)	(348)	2,996
Effect of exchange rate changes on cash and cash equivalents	152	(397)	77
Increase (decrease) in cash and cash equivalents	92	(448)	44
Cash and cash equivalents at beginning of period	1,685	2,133	2,089
Cash and cash equivalents at end of period	$1,777	$1,685	$2,133

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31,
(In millions, except per share figures)	2009	2008	2007
Common Stock
Balance, beginning and end of year	$561	$561	$561
Additional Paid-In Capital
Balance, beginning of year	$1,245	$1,242	$1,138
Change in accrued stock compensation costs	54	11	155
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits	2	(8)	(51)
Purchase of subsidiary shares from non-controlling interests	(38)	—	—
Issuance of shares for acquisitions	(52)	—	—
Balance, end of year	$1,211	$1,245	$1,242
Retained Earnings
Balance, beginning of year	$7,237	$7,732	$5,691
Net income (loss) attributable to MMC (a)	227	(73)	2,475
Dividend equivalents paid	(14)	(10)	(8)
Dividends declared—(per share amounts: $.80 in 2009 and 2008, $.76 in 2007)	(417)	(412)	(413)
Cumulative charge from adoption of accounting for uncertain tax positions	—	—	(13)
Balance, end of year	$7,033	$7,237	$7,732
Accumulated Other Comprehensive Loss
Balance, beginning of year	$(2,098)	$(351)	$(1,272)
Foreign currency translation adjustments (b)	346	(770)	235
Unrealized investment holding (losses) gains, net of reclassification adjustments (c)	(2)	11	(22)
Net changes under benefit plans, net of tax (d)	(417)	(988)	708
Balance, end of year	$(2,171)	$(2,098)	$(351)
Treasury Shares
Balance, beginning of year	$(1,223)	$(1,362)	$(299)
Purchase of treasury shares	—	—	(1,300)
Issuance of shares for acquisitions	281	—	—
Issuance of shares under stock compensation plans and employee stock purchase plans	136	139	237
Balance, end of year	$(806)	$(1,223)	$(1,362)
Non-Controlling Interests
Balance, beginning of year	$38	$31	$23
Net Income attributable to non-controlling interests, net of discontinued operations (e)	15	11	14
Purchase of subsidiary shares from non-controlling interests	(9)	—	—
Other changes	(9)	(4)	(6)
Balance, end of period	$35	$38	$31
Total Stockholders’ Equity	$5,863	$5,760	$7,853
Total Comprehensive Income (Loss) (a+b+c+d+e)	$169	$(1,809)	$3,410

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations:  Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC’s three business segments are Risk and Insurance Services, Consulting, and Risk Consulting & Technology.

As discussed in Note 5, MMC disposed of several businesses from 2007 through 2009, which are classified as discontinued operations in these financial statements.

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment primarily through Marsh and Guy Carpenter. In September 2009, Marsh acquired International Advisory Services, Ltd., the largest independent manager of captives and third-party insurance companies in Bermuda. Also, in December, Marsh acquired the NIA Group, LLC, one of the largest independent insurance agencies in the Northeast and the 34th largest agency in the U.S. In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. Also, in October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

The Consulting segment provides advice and services to the managements of organizations in the areas of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and the Oliver Wyman Group.

The Risk Consulting & Technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients including consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”), which has been classified as a discontinued operation. In the fourth quarter of 2008, the principal operations within the corporate advisory and restructuring business were divested. Additionally, two small residual corporate advisory and restructuring businesses were exited in the first quarter of 2009. Based on the terms and conditions of the divestures, MMC determined it has “continuing involvement” in the divested businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of the corporate advisory and restructuring businesses as discontinued operations is not appropriate and their financial results in the current and prior periods are included in operating income.

In February 2010, Kroll sold Kroll Laboratory Specialists, its substance abuse testing business for $110 million. The disposal transaction will be recorded in MMC’s consolidated financial statements during the first quarter of 2010.

On August 3, 2007, Great-West Lifeco Inc. completed the purchase of Putnam Investments Trust for $3.9 billion in cash. The purchase included Putnam’s interest in the T.H. Lee private equity business. Items related to Putnam that impacted discontinued operations in 2009 and 2008 are described in Note 5 to these consolidated financial statements. The pre-tax gain on the transaction and Putnam’s results through August 2, 2007 are included in discontinued operations in the accompanying consolidated statements of income in 2007.

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

Unremitted insurance premiums and claims are held by MMC in a fiduciary capacity. MMC also collects claims or refunds from underwriters on behalf of insureds. Risk and Insurance Services revenue includes interest on fiduciary funds of $54 million in 2009, $139 million in 2008, and $177 million in 2007. The Consulting segment recorded fiduciary interest income of $4 million in 2009, $10 million in 2008, and $16 million in 2007. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Fiduciary assets include approximately $577 million and $887 million of fixed income securities classified as available for sale at December 31, 2009 and 2008, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at December 31, 2009 on these securities were $12 million and $17 million at December 31, 2009 and 2008, respectively.

Net uncollected premiums and claims and the related payables were $9.9 billion and $8.6 billion at December 31, 2009 and 2008, respectively. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered and interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in MMC’s reinsurance operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.

As part of the sale of MMC Capital’s private equity management business in 2005, MMC retained the right to receive certain performance fees related to the Trident II and Trident III private equity partnerships. MMC has deferred the recognition of such performance fee revenue of $78 million at December 31, 2009. This revenue is based on the investment performance over the life of each private equity fund, and future declines in fund performance from current levels may result in the forfeiture of such revenue. MMC recognizes performance fee revenue when such fees are no longer subject to forfeiture, which for the $78 million noted above, may take a number of years to resolve.

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

The components of fixed assets are as follows:

December 31, (In millions of dollars)	2009	2008
Furniture and equipment	$1,220	$1,152
Land and buildings	413	395
Leasehold and building improvements	783	723
	2,416	2,270
Less-accumulated depreciation and amortization	(1,464)	(1,301)
	$952	$969

Investment Securities:  MMC holds investments in both public and private companies, as well as certain private equity funds. Publicly traded investments are classified as available for sale and carried at market value. Non-publicly traded investments are carried at cost. Changes in the fair value of available for sale securities are recorded in stockholders’ equity, net of applicable taxes, until realized. Securities classified as available for sale or carried at cost are considered long-term investments and are included in Other assets in the consolidated balance sheets.

Certain investments, primarily investments in private equity funds, are accounted for using the equity method using a consistently applied three-month lag period adjusted for any significant changes from the lag period to the reporting date of MMC. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at net asset value. MMC records its proportionate share of the change in fair value of the funds in earnings which amounted to losses of $6 million and $11 million in 2009 and 2008, respectively, and a gain of $140 million in 2007. Securities recorded using the equity method are included in Other assets in the consolidated balance sheets.

Gains, net of incentive compensation, or losses recognized in earnings from the investment securities described above are included in investment income (loss) in the consolidated statements of income. Costs related to management of MMC’s investments, including incentive compensation partially derived from investment income and (loss), are recorded in operating expenses.

Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. MMC performs an annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. MMC had no indefinite lived identified intangible assets at December 31, 2009 or 2008.

Capitalized Software Costs:  MMC capitalizes certain costs to develop, purchase or modify software for the internal use of MMC. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $220 million and $214 million, net of accumulated amortization of $506 million and $433 million at December 31, 2009 and 2008, respectively, are included in Other assets in the consolidated balance sheets.

Legal and Other Loss Contingencies:  MMC and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings. MMC records liabilities for contingencies including legal costs when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. To the extent such losses can be recovered under MMC’s insurance programs, estimated recoveries are recorded when losses for insured events are recognized and the recoveries are probable of realization. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. MMC analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. Contingent liabilities are not discounted.

Income Taxes:  MMC’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions and the Company’s ability to realize deferred tax assets.

MMC reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

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

Derivative Instruments:  All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value attributable to the ineffective portion of cash flow hedges are recognized in earnings.

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

Per Share Data:  Effective January 1, 2009, MMC adopted the guidance for the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. The guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method. The adoption of this new guidance did not have an impact on the fiscal year 2008 for EPS from continuing operations, discontinued operations and net income because the treasury stock method was more dilutive. The impact of the adoption was a decrease in EPS of $.01, $.07, and $.08 for the fiscal year 2007, for earnings from continuing operations, discontinued operations, and net income, respectively.

Basic net income per share attributable to MMC and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock.

Diluted net income attributable to MMC per share and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of MMC’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities). The diluted earnings per share calculation reflects the more dilutive effect of either (a) the two-class method that assumes that the participating securities have not been exercised or (b) the treasury stock method. Reconciliation of the applicable income components used for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The following information represents the Company’s current presentation:

Basic EPS Calculation Continuing Operations
(In millions)	2009	2008	2007
Income (loss) from continuing operations	$242	$(69)	$557
Less: Non-controlling interests	15	11	14
Income (loss) from continuing operations attributable to MMC	227	(80)	543
Less: Portion attributable to participating securities	4	(6)	13
Income (loss) attributable to common shares	$223	$(74)	$530
Basic weighted average common shares outstanding	522	514	539

Basic EPS Calculation Net Income
(In millions)	2009	2008	2007
Net income (loss) attributable to MMC	$227	$(73)	$2,475
Less: Portion attributable to participating securities	4	(6)	57
Net income (loss) attributable to common shares	$223	$(67)	$2,418
Basic weighted average common shares outstanding	522	514	539

Diluted EPS Calculation Continuing Operations
(In millions, except per share figures)	2009	2008	2007
Income (loss) from continuing operations	$242	$(69)	$557
Less: Non-controlling interests	15	11	14
Income (loss) from continuing operations attributable to MMC	227	(80)	543
Less: Portion attributable to participating securities (1)	4	—	13
Income (loss) attributable to common shares	$223	$(80)	$530
Basic weighted average common shares outstanding	522	514	539
Dilutive effect of potentially issuable common shares	2	—	3
Diluted weighted average common shares outstanding	524	514	542
Average stock price used to calculate common stock equivalents	$21.44	$27.24	$28.59

(1)	For the twelve months ended December 31, 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities for that period.

Diluted EPS Calculation Net Income
(In millions, except per share figures)	2009	2008	2007
Net income (loss) attributable to MMC	$227	$(73)	$2,475
Less: Portion attributable to participating securities (1)	4	—	58
Net income (loss) attributable to common shares	$223	$(73)	$2,417
Basic weighted average common shares outstanding	522	514	539
Dilutive effect of potentially issuable common shares	2	—	3
Diluted weighted average common shares outstanding	524	514	542
Average stock price used to calculate common stock equivalents	$21.44	$27.24	$28.59

(1)	For the twelve months ended December 31, 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities for that period.

There were 46.4 million, 50.7 million and 58.8 million stock options outstanding as of December 31, 2009, 2008 and 2007, respectively. The calculation above includes approximately 3 million common stock equivalents related to stock options for the year ended December 31, 2007. There were 1 million common stock equivalents in 2008 that would have increased diluted weighted average common shares outstanding; however, they have not been included in the calculation since the Company reported a net loss.

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

New Accounting Pronouncements:  Effective January 1, 2009, the Company adopted the new guidance issued by the FASB for Business Combinations. The guidance requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination. MMC made several acquisitions in 2009 that were accounted for under the new Business Combination guidance, which are discussed in more detail in Note 4.

Effective January 1, 2009, the Company adopted the new guidance issued by the FASB for Consolidation – Non-controlling Interests, which did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements, the Company is required to reflect the change in presentation and disclosure for all periods presented. The effects of this change are reflected herein.

The principal effect on the prior year balance sheets related to the adoption of the new guidance related to Non-controlling Interests is summarized as follows:

(In millions of dollars)	December 31,
Balance Sheets	2008	2007
Equity, as previously reported	$5,722	$7,822
Increase for reclassification of non-controlling interests	38	31
Equity, as adjusted	$5,760	$7,853

The new guidance also requires adjustment of net income to include the net income attributable to the non-controlling interests and a new separate caption for net income attributable to MMC to be presented in the consolidated statement of earnings. The adoption of this new guidance increased net income by $11 million and $14 million for the fiscal years 2008 and 2007, respectively. Net income attributable to MMC equals net income as previously reported prior to adoption.

In February 2008, the FASB issued guidance related to Fair Value Measurements, which delayed until the second quarter of 2009, fair value measurement for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provisions of this new guidance to its financial statement disclosures beginning in the second quarter of 2009.

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

Otherwise, the acquirer should not recognize an asset or liability as of the acquisition date. The guidance is effective for business combinations occurring on or after January 1, 2009. This new guidance did not have a material impact on MMC’s financial condition or reported results.

In the second quarter of 2009, MMC adopted the guidance issued by the FASB for interim disclosures about Fair Value of Financial Instruments. The guidance requires disclosures about the fair values of financial instruments in interim period reports of publicly traded companies as well as in annual financial statements. The guidance was designed to provide more timely disclosure about current financial instrument valuations and is effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

In the second quarter of 2009, MMC adopted the guidance issued by the FASB for Recognition and Presentation of Other-Than-Temporary Impairments. It amends GAAP guidance including SEC SAB Topic 5M and other authoritative literature that allow the holders of debt securities not to recognize other than temporary impairments based on their intent and ability to hold a security until recovery in fair value to its amortized cost. The other-than-temporary impairment model applies only to debt securities and not equity securities. The new requirements are (a) whether an entity has the intent to sell the debt security or (b) whether an entity will more likely than not be required to sell the debt security before its anticipated recovery. The guidance requires recognition of a credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis) through earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

Effective January 1, 2009, MMC adopted the guidance for calculating EPS using the two-class method with retroactive application to prior periods. The impact of adopting the guidance is discussed in Note 1 to the consolidated financial statements.

In December 2008 the FASB issued guidance for Employers’ Disclosures About Pension and Other Post Retirement Benefit Plan Assets. The guidance requires fair value plan asset disclosures for an employer’s assets in defined benefit pension and postretirement plans similar to the guidance on Fair Value Measurements as well as (a) how investment allocation decisions are made, (b) the major categories of plan assets, and (c) significant concentrations of risk within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The Company has applied the provision of this new guidance to its financial statement disclosures beginning December 31, 2009.

In December 2009, the FASB issued new guidance related to the Consolidation of Variable Interest Entities (“VIE”). The new guidance focuses on ‘controlling financial interests’ and requires companies to perform qualitative analysis to determine whether they must consolidate a VIE by assessing whether the variable interests give them controlling financial interests in the VIE. This guidance is effective for transfers occurring on or after November 15, 2009. Provisions must be applied in annual reporting periods beginning after November 15, 2009 and interim periods within that annual period. MMC is assessing the impact the adoption of this new guidance will have on the Company’s financial statements.

In January 2010, the FASB issued new guidance that adds additional disclosures about transfers into and out of Levels 1 and 2 items and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the new guidance amends the requirements on employer’s disclosures about postretirement benefit plan assets to require disclosures be provided by classes of assets instead of by major categories of assets. This guidance is effective for the first reporting period beginning after December 31, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. MMC does not expect this new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB amended its guidance on revenue recognition regarding multiple-deliverable revenue arrangements. The guidance is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of adopting this new guidance.

2.    Supplemental Disclosures

The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Purchase acquisitions:
Assets acquired, excluding cash	$420	$249	$173
Liabilities assumed	(24)	(78)	—
Shares issued (10.7 million shares)	(229)	—	—
Issuance of debt and other obligations	(100)	(45)	(11)
Deferred purchase consideration	6	—	44
Net cash outflow for acquisitions	$73	$126	$206
Interest paid	$230	$216	$290
Income taxes paid	$219	$200	$1,192

MMC had non-cash issuances of common stock under its share-based payment plan of $123 million, $103 million and $82 million at December 31, 2009, 2008 and 2007, respectively.

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories is as follows:

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Net cash (used for) provided by operations	$(10)	$30	$21
Net cash used for financing activities	$—	$—	$(8)
Net cash provided by investing activities	$—	$—	$8

The information above excludes the cash flow impacts of the actual disposal transaction related to discontinued operations because MMC believes the disposal transaction to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. Cash provided by investing activities include $75 million primarily from the disposal of Kroll Government Services (“KGS”) in 2009, $56 million from the disposal of Mediservice and Kroll Crucible in 2008, and $3.4 billion from the disposal of Putnam in 2007.

In the first quarter of 2009, MMC changed the presentation in its statement of cash flows for the issuance of certain equity shares related to employee stock compensation plans. Previously, such issuances were shown in the statements of cash flows as a reduction of cash from operating activities and a source of cash from financing activities. MMC determined that these issuances should be presented as non-cash items and that the presentation in the prior periods was not correct. The presentation in the accompanying statements of cash flows has been corrected to conform with the 2009 presentation, resulting in an increase in cash provided from operations (or decrease in cash used for operations in periods where there is a net cash use) and an increase in cash used for financing activities as follows: year ended December 31, 2008—$103 million; and year ended December 31, 2007—$82 million.

An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Balance at beginning of year	$103	$119	$156
Provision charged to operations	28	15	4
Accounts written-off, net of recoveries	(19)	(16)	(22)
Effect of exchange rate changes and other	5	(15)	(19)
Balance at end of year	$117	$103	$119

3.    Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Foreign currency translation adjustments	$346	$(770)	$235
Unrealized investment holding (losses) gains, net of income taxes	(1)	12	4
Less: Reclassification adjustment for realized gains included in net income, net of income tax liability of $1, $1 and $8 in 2009, 2008 and 2007, respectively	(1)	(1)	(26)
(Losses) gains related to pension/retiree plans	(417)	(988)	708
Other comprehensive (loss) income	(73)	(1,747)	921
Net income (loss)	242	(62)	2,489
Comprehensive income (loss)	$169	$(1,809)	$3,410
Less: Comprehensive income attributable to non-controlling interests	(15)	(11)	(14)
Comprehensive income (loss) attributable to MMC	$154	$(1,820)	$3,396

The components of accumulated other comprehensive income (loss) are as follows:

December 31, (In millions of dollars)	2009	2008
Foreign currency translation adjustments	$89	$(257)
Net unrealized investment gains	23	25
Net charges related to pension / retiree plans	(2,283)	(1,866)
	$(2,171)	$(2,098)

4.    Acquisitions

During 2009, the Company made six acquisitions in its Risk and Insurance Services segment.

In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. The acquisition of Collins further strengthens Guy Carpenter’s capabilities in medical professional liability, agriculture, Florida property, Program and regional specialty lines of business.

In July 2009, Marsh acquired RJ Neville and Associates, a boutique insurance and risk management firm based in Brisbane. The acquisition, which is part of a broader growth strategy, will build the firm’s book of business in the Brisbane area.

In September 2009, Marsh completed the acquisition of International Advisory Services Ltd. (IAS), the largest independent manager of captive and third-party insurance companies in Bermuda. The acquisition strengthens Marsh’s position as a global leader in managing captive insurance companies and its rank as Bermuda’s largest captive management organization.

In October 2009, Guy Carpenter acquired Rattner Mackenzie Limited, a reinsurance broker based in London. The move has been made in line with Guy Carpenter’s strategic growth approach whereby organic expansion is augmented by acquisitions.

In November 2009, Marsh acquired Insurance Alliance, one of the largest independent insurance agencies in Texas. In December 2009, Marsh acquired The NIA Group, LLC, one of the largest independent insurance agencies in the Northeast and the 34th largest agency in the U.S. These transactions mark the beginning of planned strategic acquisitions as Marsh & McLennan Agency builds a national business to serve the needs of small to mid-sized companies across the United States.

Total purchase consideration for the aforementioned acquisitions was $414 million which consisted of cash paid of $85 million, the issuance of 10.7 million shares amounting to $229 million and future payouts of $100 million. The preliminary allocation of purchase consideration noted above and contingent purchase consideration paid for prior acquisitions resulted in acquired goodwill and other intangible assets, amounting to $250 million and $137 million, respectively. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In the first quarter of 2009, MMC acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. MMC accounted for this acquisition under the new guidance for consolidations and non-controlling interests. This guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is not permitted. Therefore, MMC recorded a decrease to additional paid-in capital in 2009 of $38 million related to this transaction.

Pending Acquisition

In December 2009, Marsh announced it had reached agreement to acquire HSBC Insurance Brokers Ltd. The transaction, which is subject to all relevant regulatory approvals, is expected to close in the second quarter of 2010. This transaction will deepen Marsh’s presence in the U.K., Hong Kong, Singapore, China and the Middle East. As part of that agreement, Marsh also entered into a strategic partnership with HSBC Bank, that gives MMC preferred access to provide insurance broking and risk management services to HSBC and their corporate and private clients.

5.    Discontinued Operations

In the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”). The after-tax loss on the disposal of KGS and its results of operations for 2009, 2008 and 2007 are included in discontinued operations.

In 2008, discontinued operations also includes Putnam, Mediservice and Kroll Crucible which are discussed in more detail below.

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

In 2007, discontinued operations include the gain on the sale of Putnam as well as Putnam’s operating income through August 2, 2007.

As part of the disposal of Putnam, MMC provided indemnities to GWL with respect to certain Putnam-related litigation and regulatory matters described in Note 16, and certain indemnities related to contingent tax liabilities (the “indemnified matters”). MMC estimated the “fair value” of the indemnities based on a (i) probability weighted assessment of possible outcomes; or (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by an MMC-affiliated professional economic valuation firm. The amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded per the guidelines for accounting for contingencies or the accounting for income taxes (for tax-related matters). The remaining liability related to these indemnities was approximately $192 million at December 31, 2009. This liability considers the potential settlement amount as well as related defense costs. The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating “fair value” entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the calculated liabilities.

The indemnities described above do not have a stated expiration date. MMC is released from risk under the indemnity as the indemnified matters are settled or otherwise resolved. Since MMC is not released from risk under the indemnities simply based on the passage of time, future costs of settlements and/or legal fees related to the indemnified matters will be charged against the liability so long as they are consistent with the estimated exposure contemplated for such matters when the liability was established. MMC assesses the status of the indemnified matters each reporting period to determine whether to cease reduction of the liability, and/or whether additional accruals are appropriate for non-tax related matters or for tax related matters. Any future charges or credits resulting from the settlement or resolution of the indemnified matters, or any adjustments to the liabilities related to such matters will be recorded in discontinued operations.

KGS and Kroll Crucible were part of MMC’s Risk Consulting & Technology segment. Putnam represented the entire investment management segment.

Summarized Statements of Income data for discontinued operations are as follows:

For the Year Ended December 31, (In millions of dollars)	2009	2008	2007
Revenue	$32	$69	$840
Income before provision for income tax	$11	$15	$152
Provision for income tax	4	4	68
Income from discontinued operations, net of tax	7	11	84

Gain on disposal of discontinued operations	8	29	2,965
Provision for income tax	15	33	1,117
(Loss) gain on disposal of discontinued operations, net of tax	(7)	(4)	1,848
Discontinued operations, net of tax	$—	$7	$1,932

The balance sheet data for KGS prior to sale has not been reclassified and is included in MMC’s consolidated balance sheet at December 31, 2008 in the following categories:

(In millions of dollars)	2008
Assets of discontinued operations:
Current assets	$18
Fixed assets, net	2
Goodwill and intangible assets	62
Total assets of discontinued operations	$82
Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$7
Total liabilities of discontinued operations	$7

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

As previously reported, in the second quarter of 2009, Kroll completed the sale of KGS, its U.S. government security clearance screening business. As a result of the sale, MMC allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two units. In addition, as required under GAAP, MMC evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as level 3 in the fair value hierarchy. On the basis of the step one impairment test, MMC concluded that goodwill in the reporting unit was impaired. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to fully complete the required step two portion of the impairment assessment prior to the issuance of its second quarter 2009 financial statements. A step two impairment test is required to be completed after an impairment is indicated in a step one test and requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. Based on a preliminary estimate of the step two assessment, MMC recorded a non-cash charge of $315 million in the second quarter of 2009 which represented management’s best estimate of the goodwill impairment at June 30, 2009. MMC finalized the second step of the goodwill assessment during the third quarter of 2009 and determined that no adjustment to the charge was required.

In March 2008, MMC announced a management reorganization within the Risk Consulting & Technology segment, whereby two separate units were formed, each reporting directly to MMC’s Chief Executive Officer. These units are: (i) Kroll, which includes litigation support and data recovery, background screening, and risk mitigation and response; and (ii) Corporate Advisory and Restructuring. As a result of the management reorganization, MMC conducted an interim goodwill assessment for the new reporting units within the Risk Consulting & Technology segment in the first quarter of 2008. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment at that time. In particular, events impacting the mortgage markets negatively impacted Kroll Factual Data, and the environment for Corporate Advisory and Restructuring was difficult. On the basis of the step one impairment test, MMC concluded that goodwill in the segment was impaired, and recorded a charge of $425 million in the first quarter of 2008 to reflect the estimated amount of the impairment. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to complete the required step two portion of the impairment assessment prior to the issuance of its first quarter 2008 financial statements. MMC recorded an additional impairment charge of $115 million in the second quarter of 2008.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2009	2008
Goodwill recorded	$7,365	$7,388
Accumulated impairment losses	(540)	—
Balance as of January 1,	6,825	7,388
Goodwill acquired	250	125
Goodwill impairment	(315)	(540)
Disposals	(62)	(33)
Other adjustments (a)	83	(115)
Balance as of December 31,
Goodwill recorded	$7,636	$7,365
Accumulated impairment losses	(855)	(540)
	$6,781	$6,825

(a)	Primarily foreign exchange and purchase accounting adjustments.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk and Insurance Services $4.0 billion; Consulting $2.0 billion; and Risk Consulting & Technology $0.8 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	2009			2008
December 31, (In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$749	$357	$392	$681	$343	$338

Aggregate amortization expense for the years ended December 31, 2009, 2008 and 2007 was $58 million, $72 million and $66 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2010	$ 66
2011	59
2012	54
2013	45
2014	35
Subsequent years	133
$392

7.    Income Taxes

Income before income taxes shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Income before income taxes:
U.S.	$(708)	$(854)	$74
Other	991	918	781
	$283	$64	$855
Income taxes:
Current–
U.S. Federal	$(297)	$(69)	$(26)
Other national governments	272	158	208
U.S. state and local	23	29	67
	(2)	118	249
Deferred–
U.S. Federal	14	(45)	39
Other national governments	35	112	39
U.S. state and local	(6)	(52)	(29)
	43	15	49
Total income taxes	$41	$133	$298

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31, (In millions of dollars)	2009	2008
Deferred tax assets:
Accrued expenses not currently deductible	$569	$586
Differences related to non-U.S. operations (a)	327	215
Accrued retirement & postretirement benefits—non-U.S. operations	80	91
Accrued retirement benefits U.S.	359	363
Net operating losses (b)	115	114
Income currently recognized for tax	67	60
Foreign tax credit carryforwards	60	—
Other	165	148
	$1,742	$1,577
Deferred tax liabilities:
Unrealized investment holding gains	$12	$14
Differences related to non-U.S. operations	175	61
Depreciation and amortization	186	152
Other	20	57
	$393	$284

(a)	Net of valuation allowances of $3 million and $0, respectively.
(b)	Net of valuation allowances of $82 million and $54 million, respectively.

December 31, (In millions of dollars)	2009	2008
Balance sheet classifications:
Current assets	$107	$147
Other assets	$1,242	$1,146

U.S. Federal income taxes are not provided on temporary differences with respect to investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2009 amounted to approximately $3.1 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.

A reconciliation from the U.S. Federal statutory income tax rate to MMC’s effective income tax rate is shown below.

For the Years Ended December 31,	2009	2008	2007
	%	%	%
U.S. Federal statutory rate	35.0	35.0	35.0
U.S. state and local income taxes—net of U.S. Federal income tax benefit	3.5	(35.1)	1.3
Differences related to non-U.S. operations	(29.9)	(83.4)	(3.0)
Goodwill impairment	39.1	275.5	—
Meals and entertainment	2.4	13.6	1.1
Dividends paid to employees	—	—	(.8)
Change in Uncertain Tax Benefits	(32.2)	.4	3.1
Other	(3.4)	1.8	(1.8)
Effective tax rate	14.5	207.8	34.9

MMC’s consolidated effective tax rate in 2009 was 14.5%. The tax rate reflects reductions relating to a decrease in the liability for unrecognized tax benefits and foreign operations taxed at rates lower than the U.S. statutory tax rate, partially offset by the effect of a nondeductible $315 million non-cash goodwill impairment charge. The decrease in the liability for unrecognized tax benefits resulted from expiring statutes of limitations, audit settlements, and changes in estimates.

In 2008, tax expense exceeded income before taxes and minority interest. This was primarily the result of a nondeductible goodwill impairment charge of $540 million, partially offset by foreign operations taxed at rates lower than the U.S. statutory rate. Because the charge was not deductible for tax purposes, it reduced pretax income without a corresponding decrease in tax. In addition, significantly lower pre-tax income caused the tax components to disproportionately affect the tax rate, magnifying the effect of foreign operations, state taxes, and other permanent differences.

Valuation allowances had a net increase of $31 million in 2009 and $16 million in 2008. During the respective years, adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $9 million in 2009 and $8 million in 2008. None of the cumulative valuation allowances relate to amounts which if realized would reduce goodwill or increase contributed capital in the future. Approximately 74% of MMC’s net operating loss carryforwards expire from 2010 through 2029, and others are unlimited. Foreign tax credit carryforwards expire in 2018 and 2019.

The realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the tax benefits are deductible or creditable. MMC and Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings. In the United States, certain groups within MMC, which file on a combined basis, and certain entities within Marsh’s operations, which file on a separate entity basis, incurred losses for the last two years as well as the current year. MMC assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of MMC’s domestic operations related to jurisdictions in which MMC files a unitary or combined state tax return, and foreign tax credit carryforwards in MMC’s consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2009, MMC considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed that are designed to reduce capacity and adjust to lower demand in the current economic environment, (iii) profit trends evidenced by recent improvements in MMC’s and Marsh’s operating performance, (iv) the nonrecurring nature of some of the items that contributed to the cumulative losses, (v) the carryforward periods for the NOLs and foreign tax credit carryforwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, MMC concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic tax assets to the amount that MMC believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to $170 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future earnings from MMC’s profitable global operations. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2009, MMC continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.

Following is a reconciliation of MMC’s total gross unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

(In millions of dollars)	2009	2008	2007
Balance at January 1	$293	$351	$272
Additions, based on tax positions related to current year	8	6	83
Additions for tax positions of prior years	28	22	70
Reductions for tax positions of prior years	(4)	(36)	(21)
Reductions due to reclassification of tax indemnifications on sale of Putnam	—	—	(26)
Settlements	(4)	(47)	(23)
Lapses in statutes of limitation	(115)	(3)	(4)
Balance at December 31	$206	$293	$351

Of the total unrecognized tax benefits at December 31, 2009 and 2008, $128 million and $204 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2009 and 2008, before any applicable federal benefit, was $32 million and $64 million, respectively.

As discussed in Note 5, MMC has provided certain indemnities related to contingent tax liabilities as part of the disposal of Putnam. The balance of gross unrecognized tax benefits at January 1, 2008 in the chart above includes balances related to Putnam. Following the close of the Putnam transaction, the unrecognized tax benefits of $26 million related to stand alone tax returns filed by Putnam (not as part of an MMC consolidated tax group) have been reclassified and are included as part of the fair value liability for contingent tax indemnities. In addition, at December 31, 2008 and December 31, 2009, $81 million and $73 million, respectively, included in the chart above, relates to Putnam issues included in consolidated MMC tax returns. Since MMC remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of MMC’s consolidated liability for uncertain tax positions. Any future charges or credits that are directly related to the disposal of Putnam and the indemnified contingent tax issues, including interest accrued, will be recorded in discontinued operations as incurred.

MMC is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service completed its examination of 2003 through 2005 during the fourth quarter of 2008 and is currently examining 2006 through 2008. New York State has examinations underway for various entities covering the years 2003 through 2007. California completed its examination of years 2003 through 2005 and years 2000 through 2005 are in various stages of appeal. Massachusetts is examining years 2003 through 2005 for various entities. The United Kingdom is examining tax years 2007 through 2008 for various subsidiaries. Earlier years are closed in all of the foregoing jurisdictions. MMC regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. MMC has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. MMC believes the resolution of tax matters will not have a material effect on the consolidated financial condition of MMC, although a resolution could have a material impact on MMC’s net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

8.    Retirement Benefits

MMC maintains qualified and non-qualified defined benefit pension and defined contribution plans for its eligible U.S. employees and a variety of defined benefit and defined contribution plans for eligible non-U.S. employees. MMC’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign laws.

Combined U.S. and non-U.S. Plans

The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Discount rate (for expense)	6.4%	6.1%	6.7%	6.5%
Expected return on plan assets	8.1%	8.2%	—	—
Rate of compensation increase (for expense)	3.7%	3.8%	—	—
Discount rate (for benefit obligation)	6.0%	6.4%	6.3%	6.7%
Rate of compensation increase (for benefit obligation)	4.2%	3.7%	—	—

MMC uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. MMC utilizes a model developed by the Mercer actuaries to assist in the setting of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. MMC generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. The historical five- and ten-year average asset returns of each plan are also reviewed to ensure they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. plans is 65% equities and 35% fixed income, and for the U.K. plans, which comprise approximately 82% of non-U.S. plan assets, is 58% equities and 42% fixed income. As of the measurement date, the actual allocation of assets for the U.S. plan was 69% to equities and 31% to fixed income, and for the U.K. plans was 58% to equities and 42% to fixed income. The assets of MMC’s defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans’ real return within acceptable risk parameters. MMC uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The U.S. qualified plan holds eight million shares of MMC common stock which were contributed to the Plan by MMC. This represents approximately 6% of that plan’s assets.

The pension plan in the United Kingdom holds a limited partnership interest in the Trident III private equity fund valued at $206 million at December 31, 2009.

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

The components of the net periodic benefit cost for combined U.S. and non-U.S. defined benefit plans and other postretirement plans are as follows:

For the Years Ended December 31, (In millions of dollars)	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$188	$207	$230	$5	$6	$6
Interest cost	551	597	565	17	17	15
Expected return on plan assets	(788)	(849)	(799)	—	—	—
Amortization of prior service credit	(49)	(55)	(56)	(13)	(14)	(13)
Recognized actuarial loss	70	66	207	1	1	2
Net periodic benefit (credit) cost	$(28)	$(34)	$147	$10	$10	$10

Plan Assets

For the U.S. plan, investment allocation decisions are made by a fiduciary committee composed of senior executives appointed by MMC’s Chief Executive Officer. For the non-U.S. plans, investment allocation decisions are made by local fiduciaries, in consultation with MMC for the larger plans. Plan assets are invested in a manner consistent with the fiduciary standards set forth in all relevant laws relating to pensions and trusts in each country. Our primary investment objectives are (1) to achieve an investment return that, in combination with current and future contributions, will provide sufficient funds to pay benefits, and (2) to minimize the risk of large losses. Our investment allocations are designed to meet these objectives by broadly diversifying plan assets among numerous asset classes with differing expected returns, volatilities, and correlations.

The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. qualified plan, the category ranges are 60-70% for equities and equity alternatives, and 30-40% for fixed income. For the U.K. Plan, the category ranges are 55-61% for equities and equity alternatives, and 39-45% for fixed income. Asset allocation ranges are evaluated at least every three years. Asset allocation is monitored monthly, and rebalancing actions are taken as needed.

Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.

U.S. Plans

The following schedules provide information concerning MMC’s U.S. defined benefit pension plans and postretirement benefit plans:

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$3,411	$3,111	$185	$173
Service cost	76	73	4	4
Interest cost	219	210	12	12
Actuarial (gain) loss	75	159	(23)	6
Medicare Part D subsidy	—	—	1	5
Benefits paid	(152)	(142)	(16)	(15)
Benefit obligation at end of year	$3,629	$3,411	$163	$185

Change in plan assets:
Fair value of plan assets at beginning of year	$2,761	$3,532	$—	$—
Actual return on plan assets	328	(649)	—	—
Employer contributions	22	20	15	10
Medicare Part D subsidy	—	—	1	5
Benefits paid	(152)	(142)	(16)	(15)
Fair value of plan assets at end of year	$2,959	$2,761	$—	$—

Funded status	$(670)	$(650)	$(163)	$(185)
Net liability recognized	$(670)	$(650)	$(163)	$(185)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(22)	$(21)	$(11)	$(11)
Noncurrent liabilities	(648)	(629)	(152)	(174)
	$(670)	$(650)	$(163)	$(185)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$73	$120	$39	$52
Unrecognized net actuarial (loss) gain	(1,258)	(1,270)	9	(15)
Total amounts included in accumulated other comprehensive income	$(1,185)	$(1,150)	$48	$37
Cumulative employer contributions in excess of net periodic cost	515	500	(211)	(222)
Net amount recognized in consolidated balance sheet	$(670)	$(650)	$(163)	$(185)
Accumulated benefit obligation at December 31	$3,516	$3,309	$—	$—

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2009	2008	2009	2008
Reconciliation of unrecognized prior service credit:
Amount disclosed as of prior year-end	$120	$174	$52	$65
Recognized as component of net periodic benefit credit	(47)	(54)	(13)	(13)
Amount at end of year	$73	$120	$39	$52

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2009	2008	2009	2008
Reconciliation of unrecognized net actuarial gain (loss):
Amount disclosed as of prior year-end	$(1,270)	$(195)	$(15)	$(9)
Recognized as component of net periodic benefit cost	52	22	1	—

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	(75)	(159)	23	(6)
Asset experience	35	(938)	—	—

Total gain (loss) recognized as change in plan assets and benefit obligations	(40)	(1,097)	23	(6)
Amount at end of year	$(1,258)	$(1,270)	$9	$(15)

For the Years Ended December 31, (In millions of dollars)	U.S. Pension Benefits			U.S. Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$42	$1,092	$(284)	$(7)	$21	$(4)

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

(In millions of dollars)	U.S. Pension Benefits	U.S. Postretirement Benefits
	2010	2010
Prior service credit	$(18)	$(13)
Net actuarial loss	67	—
Projected cost (credit)	$49	$(13)

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Discount rate (for expense)	6.6%	6.9%	6.6%	6.9%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	3.4%	3.4%	—	—
Discount rate (for benefit obligation)	6.4%	6.6%	6.3%	6.6%
Rate of compensation increase (for benefit obligation)	3.9%	3.4%	—	—

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $3.6 billion, $3.5 billion and $3.0 billion, respectively, as of December 31, 2009 and $3.4 billion, $3.3 billion and $2.8 billion, respectively, as of December 31, 2008.

The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligation in excess of plan assets was $3.6 billion and $3.0 billion, respectively, as of December 31, 2009 and $3.4 billion and $2.8 billion, respectively, as of December 31, 2008.

The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

For the Years Ended December 31, (In millions of dollars)	U.S. Pension Benefits			U.S. Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$76	$73	$82	$4	$4	$4
Interest cost	219	211	196	12	12	11
Expected return on plan assets	(293)	(289)	(267)	—	—	—
Amortization of prior service credit	(47)	(54)	(54)	(13)	(13)	(13)
Recognized actuarial loss	52	22	82	1	—	2
Net periodic benefit cost (credit)	$7	$(37)	$39	$4	$3	$4

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost shown above for 2009, 2008 and 2007, respectively, includes the subsidy.

The assumed health care cost trend rate for Medicare eligibles is approximately 8.8% in 2010, gradually declining to 4.5% in 2029, and the rate for non-Medicare eligibles is 8.4% in 2010, gradually declining to 4.5% in 2029. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because MMC caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$1	$(1)

Estimated Future Contributions

MMC expects to fund approximately $25 million for its U.S. non-qualified plan in 2010. MMC’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan for 2009 or 2010.

Non-U.S. Plans

The following schedules provide information concerning MMC’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans.

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$5,228	$7,056	$63	$91
Service cost	112	134	1	2
Interest cost	332	386	5	5
Employee contributions	16	22	—	—
Actuarial (gain) loss	679	(602)	(3)	(13)
Effect of settlement	(218)	(2)	—	—
Effect of curtailment	—	(3)	—	—
Special termination benefits	—	3	—	—
Benefits paid	(246)	(266)	(3)	(3)
Foreign currency changes	442	(1,500)	7	(19)
Other	9	—	—	—
Benefit obligation at end of year	$6,354	$5,228	$70	$63
Change in plan assets:
Fair value of plan assets at beginning of year	$5,033	$7,513	$—	$—
Actual return on plan assets	754	(950)	—	—
Effect of settlement	(218)	(2)	—	—
Company contributions	397	250	3	3
Employee contributions	16	22	—	—
Benefits paid	(246)	(266)	(3)	(3)
Foreign currency changes	438	(1,534)	—	—
Other	9	—	—	—
Fair value of plan assets at end of year	$6,183	$5,033	$—	$—
Funded status	$(171)	$(195)	$(70)	$(63)
Net (liability) asset recognized	$(171)	$(195)	$(70)	$(63)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$94	$150	$—	$—
Current liabilities	(10)	(9)	(3)	(3)
Noncurrent liabilities	(255)	(336)	(67)	(60)
	$(171)	$(195)	$(70)	$(63)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$24	$21	$1	$1
Unrecognized net actuarial loss	(2,268)	(1,713)	(4)	(7)
Total amounts included in AOCI	$(2,244)	$(1,692)	$(3)	$(6)
Cumulative employer contributions in excess of net periodic cost	2,073	1,497	(67)	(57)
Net amount recognized in consolidated balance sheet	$(171)	$(195)	$(70)	$(63)
Accumulated benefit obligation at December 31	$5,880	$4,850	$—	$—

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2009	2008	2009	2008
Reconciliation of prior service credit:
Amount disclosed as of prior year-end	$21	$28	$1	$2
Recognized as component of net periodic benefit credit	(2)	(2)	—	(1)

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	1	—	—	—
Exchange rate adjustments	4	(5)	—	—
Amount at end of year	$24	$21	$1	$1

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2009	2008	2009	2008
Reconciliation of net actuarial loss:
Amount disclosed as of prior year-end	$(1,713)	$(1,317)	$(7)	$(24)
Recognized as component of net periodic benefit cost	18	43	—	1
Effect of settlement	1	(1)	—	—

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	(679)	602	4	13
Asset experience	259	(1,510)	—	—
Effect of curtailment	—	4	—	—
Total amount recognized as change in plan assets and benefit obligations	(420)	(904)	4	13
Other	—	(6)	—	—
Exchange rate adjustments	(154)	472	(1)	3
Amount at end of year	$(2,268)	$(1,713)	$(4)	$(7)

For the Years Ended December 31, (In millions of dollars)	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$519	$409	$(599)	$3	$(9)	$12

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

Non-U.S. Pension Benefits
(In millions of dollars)	2010
Prior service credit	$(2)
Net actuarial loss	77
Projected cost	$75

The weighted average actuarial assumption utilized in determining the above amounts for the non-U.S. defined benefit and other non-U.S. postretirement plans as of the end of the year are as follows:

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Discount rate (for expense)	6.3%	5.7%	6.9%	5.7%
Expected return on plan assets	7.8%	8.0%	—	—
Rate of compensation increase (for expense)	3.9%	4.0%	—	—
Discount rate (for benefit obligation)	5.8%	6.3%	6.2%	6.9%
Rate of compensation increase (for benefit obligation)	4.3%	3.9%	—	—

The non-U.S. defined benefit plans do not have any direct ownership of MMC common stock.

The pension plan in the United Kingdom holds a limited partnership interest in the Trident III private equity fund valued at $206 million at December 31, 2009.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $451 million, $399 million and $238 million, respectively, as of December 31, 2009 and $555 million, $494 million and $308 million, respectively, as of December 31, 2008.

The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $5.2 billion and $5.0 billion, respectively, as of December 31, 2009 and $3.1 billion and $2.7 billion, respectively, as of December 31, 2008.

The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31, (In millions of dollars)	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$112	$134	$148	$1	$2	$2
Interest cost	332	386	369	5	5	4
Expected return on plan assets	(495)	(560)	(532)	—	—	—
Amortization of prior service credit	(2)	(1)	(2)	—	(1)	—
Recognized actuarial loss	18	44	125	—	1	—
Net periodic benefit cost	$(35)	$3	$108	$6	$7	$6
Settlement (gain)/loss	1	(1)	(2)	—	—	—
Curtailment (gain)/loss	—	1	(2)	—	—	—
Special termination benefits	—	3	2	—	—	—
Total (credit) cost	$(34)	$6	$106	$6	$7	$6

The assumed health care cost trend rate was approximately 6.8% in 2010, gradually declining to 4.5% in 2025. Assumed health care cost trend rates have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$10	$(6)

Estimated Future Contributions

MMC expects to fund approximately $250 million to its non-U.S. pension plans in 2010. Funding requirements for non-U.S. plans vary by country. Contribution rates are determined by the local actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of MMC’s cash flows, including dividends, investments and share repurchases.

Estimated Future Benefit Payments

MMC’s estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) at December 31, 2009 are as follows:

December 31, (In millions of dollars)	Pension Benefits		Postretirement Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S.
2010	$172	$240	$13	$4
2011	181	246	14	4
2012	192	261	14	4
2013	203	273	14	4
2014	215	294	14	4
2015-2019	1,276	1,736	77	25

Defined Benefit Plans Fair Value Disclosures

In December 2008 the FASB issued guidance for Employers’ Disclosures About Pension and Other Post Retirement Benefit Plan Assets. The guidance requires fair value plan asset disclosures for an employer’s defined benefit pension and postretirement plans similar to the guidance on Fair Value Measurements as well as (a) how investment allocation decisions are made, (b) the major categories of plan assets, and (c) significant concentrations of risk within plan assets.

The U.S. and non-U.S. plan investments are classified into Level 1, which refers to securities valued using quoted prices from active markets for identical assets; Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available; and Level 3, which refers to securities valued based on significant unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans investments measured at fair value on a recurring basis at December 31, 2009.

	Fair Value Measurements at December 31, 2009
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
MMC common stock	$176	$—	$—	$176
Corporate stocks	1,611	176	11	1,798
Government securities	25	400	3	428
Corporate obligations	17	950	5	972
Partnership interests	—	—	301	301
Common/collective trusts	8	4,165	—	4,173
Insurance group annuity contracts	—	—	17	17
Short-term investment funds	299	3	—	302
Swaps	—	10	—	10
Other investments	125	34	180	339
Private equity	—	—	336	336
Real estate	3	4	269	276
Total investments	$2,264	$5,742	$1,122	$9,128

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2009:

Assets (In millions)	Fair Value, Beginning of Period	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, End of Period
Corporate stocks	$1	$8	$(5)	$4	$—	$—	$3	$11
Government securities	11	3	(9)	(2)	2	—	(2)	3
Corporate obligations	63	4	(19)	2	(6)	—	(39)	5
Partnership interests	334	53	(22)	(69)	5	—	—	301
Insurance group annuity contracts	16	132	(131)	—	—	—	—	17
Swaps	12	—	(10)	(8)	6	—	—	—
Other investments	162	62	(40)	(14)	(1)	7	4	180
Private equity	353	45	(66)	(55)	30	29	—	336
Real estate	243	236	(237)	26	(19)	20	—	269
Total assets	$1,195	$543	$(539)	$(116)	$17	$56	$(34)	$1,122
Swap liabilities	$(10)	$10	$—	$8	$(8)	$—	$—	$—

Following is a description of the valuation methodologies used for assets measured at fair value.

MMC common stock: Valued at the closing price reported on the New York Stock Exchange.

Common stocks, preferred stocks, convertible equity securities and rights/warrants (included in corporate stocks): Valued at the closing price reported on the primary exchange.

Corporate bonds (included in corporate obligations): The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable) and bond spreads. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models.

Commercial paper (included in corporate obligations):  The fair value of commercial paper is estimated using observable market data such as maturity date, issue date, credit rating, current commercial paper rates and settlement date.

Commercial mortgage-backed and asset-backed securities (included in corporate obligations):  Fair value is determined using discounted cash flow models. Observable inputs are based on trade and quote activity of bonds with similar features including issuer vintage, purpose of underlying loan (first or second lien), prepayment speeds and credit ratings. The discount rate is the combination of the appropriate rate from the benchmark yield curve and the discount margin based on quoted prices.

Common/collective trusts:  Valued at the quoted market prices of the underlying investments at year end.

U.S. government bonds (included in government securities):  The fair value of U.S. government bonds is estimated by pricing models that utilize observable market data including quotes, spreads and data points for yield curves.

U.S. agency securities (included in government securities):  U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Agency issued debt securities are valued by benchmarking market-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include certain “To-be-announced” (TBA) securities and mortgage pass-through pools. TBA securities are generally valued using quoted market prices or are benchmarked thereto. Fair value of mortgage pass-through pools are model driven with respect to spreads of the comparable TBA security.

Partnerships and joint ventures:  The fair value of investments in partnership interests are valued by the general partner of the partnership and based on valuation techniques consistent with industry practice. Investments are valued in the accompanying financial statements based on the Plan’s beneficial interest in the underlying net assets of the partnership as determined by the partnership agreement.

Insurance group annuity contracts:  The fair values for these investments are based on the current market value of the aggregate accumulated contributions plus interest earned.

Swap assets and liabilities:  Fair values for interest rate swaps, equity index swaps and inflation swaps are estimated using a discounted cash flow pricing model. These models use observable market data such as contractual fixed rate, broker quotes, spot equity price or index value and dividend data. The fair values of credit default swaps are estimated using an income approach model which determines expected cash flows based on default probabilities from the issuer specific credit spread curve and credit loss recovery rates, both of which are dependent on market quotes.

Real estate investments trusts (included in Other Assets):  Valued at the closing price reported on an exchange.

Short-term investment funds:  Primarily high-grade money market instruments valued at net asset value at year-end.

Real estate:  Valued by investment managers using generally proprietary pricing models.

Registered investment companies:  Valued at the closing price reported on the primary exchange.

Defined Contribution Plans

MMC maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies, Inc. 401(k) Savings & Investment Plan (“401(k)”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k), MMC matches a fixed portion of the employees’ contributions and may also make additional discretionary contributions. The 401(k) contains an Employee Stock Ownership Plan under U.S. tax law and plan assets of which approximately $289 million at December 31, 2009 and $321 million at December 31, 2008 were invested in MMC common stock. If a participant does not choose an investment direction for his or her future MMC matching contributions, they are automatically invested in a BlackRock Global Investors Lifepath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans related to continuing operations was $52 million, $53 million, and $46 million for 2009, 2008 and 2007, respectively.

9.    Stock Benefit Plans

MMC maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock units, stock options and other forms of stock-based payment arrangements. Effective July 1, 2005, MMC adopted the revised guidelines for accounting for stock compensation using the modified-prospective transition method. Under this transition method, compensation cost includes compensation cost for all share-based payment arrangements granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the prior accounting guidance, and compensation cost for all share-based payment arrangements granted subsequent to June 30, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the revised guidance.

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

Stock Options:  Options granted under the 2000 Plans may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of MMC’s common stock on the date of grant. These option awards generally vest 25% per annum and have a contractual term of 10 years. On March 16, 2005, MMC began granting options that provide for a market-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of MMC’s stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. MMC accounts for these awards as market-condition options. The effect of the market condition is reflected in the grant-date fair value of such awards. Compensation cost is recognized over the requisite service period and is not subsequently adjusted if the market condition is not met. For awards without a market-based triggering event, compensation cost is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period.

The estimated fair value of options granted without a market-based triggering event is calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. MMC uses a blended volatility rate based on the following: (i) volatility derived from daily closing price observations for the 10-year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before the valuation date and (iii) average volatility for the 10-year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by MMC in 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Risk-free interest rate	2.16%-2.68%	2.98%-3.33%	4.54%
Expected life (in years)	6.75	6.0	5.0
Expected volatility	33.5%-36.4%	29.7%-32.2%	29.9%
Expected dividend yield	4.15%-4.20%	2.93%-3.07%	2.37%

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

The assumptions used in the binomial option pricing valuation model for options granted during 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Risk-free interest rate	0.42%-2.40%	1.99%-4.41%	3.2%-5.0%
Expected life (in years)	5.6-7.7	5.0-7.5	5.2-7.4
Expected volatility	35.6%	29.7%-33.1%	27.8%-30.0%
Expected dividend yield	3.62%	2.3%-3.1%	2.6%-2.9%

A summary of the status of MMC’s stock option awards as of December 31, 2009 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2009	50,685,730	$34.13
Granted	4,274,436	$19.11
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	328,559	$28.41
Expired	8,267,492	$37.78
Balance at December 31, 2009	46,364,115	$32.14	4.6 years	13,168
Options vested or expected to vest at December 31, 2009	45,537,786	$32.34	4.5 years	11,116
Options exercisable at December 31, 2009	21,654,405	$36.85	2.3 years	—

In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised.

The weighted-average grant-date fair value of MMC’s option awards granted during the years ended December 31, 2009, 2008 and 2007 was $4.63, $6.63, and $7.79, respectively. The total intrinsic value of options exercised during the same periods was $0 million, $3 million, and $8 million, respectively.

As of December 31, 2009, there was $15.2 million of unrecognized compensation cost related to MMC’s option awards. The weighted-average period over which that cost is expected to be recognized is 1.9 years. Cash received from the exercise of stock options for the years ended December 31, 2009, 2008 and 2007 was $0 million, $21 million, and $53 million, respectively.

MMC’s policy is to issue treasury shares upon option exercises or share unit conversion. MMC intends to issue treasury shares as long as an adequate number of those shares are available.

Restricted Stock Units:  Restricted stock units may be awarded under MMC’s Incentive and Stock Award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Beginning with awards granted in 2006, awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance-based restricted stock units (payable in shares of MMC common stock) may range from 0–200% of the number of units granted, based on the achievement of objective, pre-determined MMC or operating company performance measures over a three-year performance period. MMC accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are paid on both performance-

based and service-based restricted stock units prior to payout, based on the initial grant amount. Beginning with awards granted on or after February 23, 2009, dividend equivalents are not paid out unless the award vests.

A summary of the status of MMC’s restricted stock unit awards as of December 31, 2009 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2009	8,289,168	$27.52
Granted	7,911,448	$19.03
Vested	1,825,938	$27.60
Forfeited	700,165	$26.33
Non-vested balance at December 31, 2009	13,674,513	$22.65

The weighted-average grant-date fair value of MMC’s restricted stock units granted during the years ended December 31, 2008 and 2007 was $26.16 and $29.60, respectively. The total fair value of MMC’s restricted stock units distributed during the years ended December 31, 2009, 2008, and 2007 was $35.1 million, $22.4 million and $7.4 million, respectively.

Deferred Stock Units:  Deferred stock units may be awarded under MMC’s incentive and stock award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years.

A summary of the status of MMC’s deferred stock unit awards as of December 31, 2009 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2009	9,411,029	$28.24
Granted	1,233,678	$21.25
Vested	2,710,994	$29.56
Forfeited	481,913	$27.78
Non-vested balance at December 31, 2009	7,451,800	$26.63

The weighted-average grant-date fair value of MMC’s deferred stock units granted during the years ended December 31, 2008 and 2007 was $26.56 and $28.83, respectively. The total fair value of MMC’s deferred stock units distributed during the years ended December 31, 2009, 2008, and 2007 was $52.8 million, $71.6 million, and $75.6 million, respectively.

Restricted Stock:  Restricted shares of MMC’s common stock may be awarded under MMC’s incentive and stock award plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares granted generally become unrestricted at the earlier of: (1) January 1 of the year following the vesting grant date anniversary or (2) the later of the recipient’s normal or actual retirement date. For shares granted prior to 2004, the vesting grant date anniversary is ten years. For shares granted during 2004 and 2005, the vesting grant date anniversary is 7 years and 5 years, respectively. However, certain restricted shares granted in 2005 vested on the third anniversary of the grant date. There have been no restricted shares granted since 2005.

A summary of the status of MMC’s restricted stock awards as of December 31, 2009 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2009	73,900	$41.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested balance at December 31, 2009	73,900	$41.41

MMC has not granted restricted stock awards during any year after 2005. The total fair value of MMC’s restricted stock distributed during the years ended December 31, 2009, 2008 and 2007 was $0 million, $5.1 million and $0.8 million, respectively.

As of December 31, 2009, there was $262 million of unrecognized compensation cost related to MMC’s restricted stock, restricted stock units and deferred stock unit awards.

MMC Stock Purchase Plans

In May 1999, MMC’s stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the MMC Board of Directors’ action in March 2007, no more than 35,600,000 shares of MMC’s common stock may be sold. Employees purchased 1,316,581 shares during the year ended December 31, 2009 and at December 31, 2009, 7,248,028 shares were available for issuance under the 1999 Plan. Under the 1995 MMC Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the MMC Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of MMC’s common stock may be sold. Employees purchased 204,722 shares during the year ended December 31, 2009 and at December 31, 2009, 3,511,334 shares were available for issuance under the International Plan. The plans are considered non-compensatory.

10.    Fair Value Measurements

Fair Value Hierarchy

MMC has categorized its corporate and fiduciary assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy. The fair value measurements of the plan assets for MMC’s defined benefit pension plans are disclosed separately in Note 8. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Level 3. Financial assets and liabilities, whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments and certain commercial mortgage whole loans).

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$10	$11	$—	$—	$—	$—	$10	$11
Mutual funds (a)	141	126	—	—	—	—	141	126
Medium term bond funds and fixed income securities (a)	—	—	6	8	—	—	6	8
Money market funds (b)	448	689	—	—	—	—	448	689
Total assets measured at fair value	$599	$826	$6	$8	$—	$—	$605	$834
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$161	$234	$—	$—	$161	$234
Other sovereign government obligations and supranational agencies	—	—	370	531	—	—	370	531
Corporate and other debt	—	—	46	122	—	—	46	122
Money market funds	235	141	—	—	—	—	235	141
Total fiduciary assets measured at fair value	$235	$141	$577	$887	$—	$—	$812	$1,028

(a)	Included in other assets in the consolidated balance sheets.
(b)	Included in cash and cash equivalents in the consolidated balance sheets.

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

The consolidated statements of income include net rental costs of $426 million, $468 million and $511 million for 2009, 2008 and 2007, respectively, after deducting rentals from subleases ($6 million in 2009, $8 million in 2008 and $23 million in 2007). The net rental costs disclosed above exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.

At December 31, 2009, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
2010	$415	$51	$364
2011	$371	$49	$322
2012	$336	$49	$287
2013	$289	$48	$241
2014	$241	$46	$195
Subsequent years	$1,244	$240	$1,004

MMC has entered into agreements with various service companies to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, MMC is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2009, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Future Minimum Commitments
2010	$113
2011	74
2012	59
Subsequent years	189
$435

12.    Debt

MMC’s outstanding debt is as follows:

December 31, (In millions of dollars)	2009	2008

Short-term:
Current portion of long-term debt	$558	$408

Long-term:
Senior notes – 7.125% due 2009	$—	$400
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	255	257
Senior notes – 4.850% due 2013	249	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	648
Senior notes – 5.15% due 2010	549	549
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	398	—
Mortgage – 5.70% due 2035	447	454
Other	3	2
	3,592	3,602
Less current portion	558	408
	$3,034	$3,194

During the second quarter of 2009, MMC’s 7.125% ten-year fixed rate $400 million senior notes matured. MMC used cash on hand as well as proceeds from the issuance of 9.25% ten-year $400 million senior notes in the first quarter to manage liquidity, including the funding of the maturing notes. There were no commercial paper borrowings outstanding at December 31, 2009 or 2008.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility discussed below. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2009.

MMC and certain of its foreign subsidiaries previously maintained a $1.2 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in December 2010 and was in effect until October 2009. There were no borrowings outstanding under this facility at the time it was terminated.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $250 million at December 31, 2009 and $285 million at December 31, 2008. There were no outstanding borrowings under these facilities at December 31, 2009 or December 31, 2008.

Scheduled repayments of long-term debt in 2010 and in the four succeeding years are $558 million, $8 million, $259 million, $259 million and $660 million, respectively.

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

	2009		2008
December 31, (In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,777	$1,777	$1,685	$1,685
Long-term investments	$109	$102	$137	$137
Short-term debt	$558	$572	$408	$407
Long-term debt	$3,034	$3,174	$3,194	$2,959

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices as discussed below. MMC also has certain additional long-term investments, for which there are no readily available market prices, amounting to $53 million and $91 million at December 31, 2009 and 2008, respectively, which are carried on a cost basis. These investments are included in Other assets in the consolidated balance sheets. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $38 million and $21 million at December 31, 2009 and 2008, respectively, which are carried at market value. Gross unrealized gains (pre-tax) included in accumulated other comprehensive income on these securities was $15 million at December 31, 2009 and $13 million at December 31, 2008. The following provides activity related to available for sale securities during the following years:

(In millions of dollars)
	2009	2008	2007
Net unrealized gains (losses) (pre-tax)	$4	$(8)	$6

These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

MMC also recorded unrealized gains/(losses) of $(7) million, $24 million and $0 million as of December 31, 2009, 2008 and 2007, respectively, related to the portion of insurance fiduciary funds described in Note 1, that are invested in high quality debt securities and classified as available for sale. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Gross unrealized gains (pre-tax) on these securities that are included in accumulated other comprehensive income were $17 million and $24 million at December 31, 2009 and December 31, 2008, respectively.

Proceeds and realized gains from the sale of available for sale investments were as follows:

(In millions of dollars)
	2009	2008	2007
Proceeds from the sale of available for sale securities	$12	$19	$29
Realized gains on available for sale securities	$2	$(3)	$20

The cost of securities sold is determined using the average cost method for equity securities.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. MMC recorded the following gains (losses) related to these investments during the following years:

(In millions of dollars)
	2009	2008	2007
Equity method gains (losses)	$(6)	$(9)	$136
Cost method gains	6	6	17
Other-than-temporary impairments	(4)	(6)	—
Gains (losses) from equity and cost method investments	(4)	(9)	153
Realized gains on available for sale securities	2	(3)	20
Investment (loss) income	$(2)	$(12)	$173

During 2009, MMC identified certain cost basis investments whose estimated market value was less than the cost carried on the balance sheet. The market value was based on quotes obtained from external investment valuation professionals based on valuation techniques consistent with industry practice. Although MMC does not intend to sell these securities, it recorded an other-than-temporary impairment charge of $4 million in the third quarter of 2009 on a debt security, which reflects the estimated portion of the carrying value MMC may not recover during the holding period. The gains and losses described above are included in investment income (loss) in the consolidated statements of income.

In 2007, MMC’s investment in Trident II, L.P. met the thresholds which require disclosure of summarized financial information under Regulation S-X. The consolidated financial information presented below reflects the most recently available financial statements at September 30, 2009 and December 31, 2008 and 2007.

(In millions of dollars)	September 30, 2009	December 31, 2008	December 31, 2007
Assets
Investments at fair value	$595	$575	$903
Other assets	8	24	47
Total assets	603	599	950
Liabilities	—	—	—
Net assets (Partners’ Capital)	$603	$599	$950

	Nine Months Ended September 30,	Twelve Months Ended December 31,
(In millions of dollars)	2009	2008	2007
Investment income	$12	$21	$24
Expenses	1	1	2
Net investment income	11	20	22
Realized gains	16	122	289
Unrealized gains (losses)	22	(322)	(7)
Net increase (decrease) in net assets	$49	$(180)	$304

Short-term and Long-term Debt: The fair value of MMC’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of MMC’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

14.    Integration and Restructuring Costs

Actions Initiated in 2009

In 2009, MMC implemented restructuring actions resulting in charges totaling $237 million, primarily related to severance and benefits, and costs for future rent and other real estate costs as follows: Risk and Insurance Services—$171 million, Consulting—$45 million, Risk Consulting & Technology—$8 million, and Corporate—$13 million. These activities resulted in the elimination of approximately 1,500 positions at Marsh, 100 positions at Guy Carpenter, 600 positions at Mercer, 200 positions at Risk Consulting & Technology and 40 positions at Corporate.

Actions Initiated Prior to 2009

Prior to 2009, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. MMC incurred restructuring costs of $14 million for the twelve months ended December 31, 2009 in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space in MMC’s New York headquarters building. These amounts were included in corporate expenses.

As of December 31, 2009, the remaining liability for the restructuring initiatives were approximately $263 million primarily related to future severance and benefit payments and estimated future lease obligations.

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

16.    Claims, Lawsuits and Other Contingencies

Governmental Inquiries and Claims

¡

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in Alaska state court. Plaintiff, represented by the Alaska Law Department and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, filed an amended complaint in May 2009. The amended complaint alleges professional negligence and malpractice, breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The amended complaint seeks damages of “at least $2.8 billion”, treble damages related to the unfair trade practices claim, punitive damages, attorneys’ fees, costs and interest. Mercer filed a motion to dismiss the amended complaint, which was denied in December 2009. In February 2010, Mercer filed a motion for partial summary judgment seeking dismissal of plaintiffs’ fraud claim. Trial is currently scheduled for July 2010 in Juneau, Alaska.

¡

In October 2007, the State of Connecticut brought a civil action against Guy Carpenter in Connecticut state court alleging that Guy Carpenter violated the state’s antitrust and unfair trade practices laws by engaging in allocation of markets, price-fixing and other allegedly improper conduct by taking part in the operation of several reinsurance facilities over a period of decades. An amended complaint was filed in October 2009. The amended complaint alleges damages to Guy Carpenter’s insurance company clients and their customers, as well as to the general economy of Connecticut, and seeks monetary damages, civil penalties, attorneys’ fees, costs and injunctive and other equitable relief. Discovery is underway in this matter.

Errors and Omissions Claims

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Certain of these claims, including the action filed against Mercer by the Alaska Retirement Management Board described above, seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Topic No. 450 (“Contingencies”), MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, including the lawsuit brought by the Alaska Retirement Management Board against Mercer, MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

To the extent that expected losses exceed MMC’s deductible in any policy year, MMC also records an asset for the amount that MMC expects to recover under any available third-party insurance programs. MMC has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year. MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries through policy year 2001-2002 in a material amount. From 2002 to 2008, the availability of third-party insurance declined significantly, such that the Company has, for example, only limited third-party insurance for the lawsuit brought by the Alaska Retirement Management Board against Mercer.

Brokerage Compensation Practices Settlement and Related Actions

In January 2005, MMC and its subsidiary Marsh Inc. entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint and related citation alleging that Marsh’s use of market service agreements with various insurance companies entailed fraudulent business practices, bid-rigging, illegal restraint of trade and other statutory violations. Effective February 11, 2010, MMC, Marsh and their subsidiaries and affiliates entered into an Amended and Restated Agreement with the NYAG and the Superintendent of Insurance of the State of New York which replaces the January 2005 Settlement Agreement. Following the filing of the NYAG complaint, various state regulators and attorneys general initiated investigations relating to the conduct alleged in that complaint. MMC and Marsh have entered into settlements with authorities in ten of those states. One action filed in August 2007 by the Attorney General of the State of Ohio against MMC, Marsh, certain Marsh subsidiaries and other parties remains pending.

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers. The status of these lawsuits is as follows:

Policyholder Claims

¡

In February 2009, the trial court approved a settlement of the claims against MMC, Marsh and certain Marsh subsidiaries in two consolidated putative class actions that were pending in the U.S. District Court for the District of New Jersey (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders). The court’s approval of the settlement has been appealed. In addition, ten actions instituted by individual policyholders against MMC, Marsh and certain Marsh subsidiaries are pending in federal and state courts; and one putative class action against these parties is pending in Canada.

Shareholder Claims

¡

On December 23, 2009, the U.S. District Court for the Southern District of New York approved a settlement, reached by the parties in November 2009, of the purported securities class action lawsuit against MMC, Marsh and certain of their former officers. Without admitting liability or wrongdoing of any kind, MMC agreed to pay $425 million, $205 million of which was covered by insurance. A group of stockholders, representing approximately 4% of eligible shares, initially indicated their intent to opt out of this settlement, but subsequently agreed to opt in to the settlement for an additional payment. The settlement resolves all of the claims in this lawsuit against MMC, Marsh and the named individuals.

¡

On January 29, 2010, the U.S. District Court for the Southern District of New York approved a settlement, reached by the parties in November 2009, of the purported ERISA class action lawsuit brought on behalf of participants and beneficiaries of an MMC retirement plan against MMC and various current and former employees, officers and directors. The settlement resolves all of the claims in the litigation against MMC, Marsh and the named individuals. Without admitting liability or wrongdoing of any kind, MMC agreed to pay $35 million, $25 million of which was covered by insurance.

¡

On December 22, 2009, an agreement was reached to settle shareholder derivative actions that were pending against certain of MMC’s current and former directors and officers in the Court of Chancery of the State of Delaware and the U.S. District Court for the Southern District of New York. These actions alleged, among other things, breach of fiduciary duties with respect to the alleged misconduct described in the NYAG complaint, and that the defendants were liable for and must contribute to or indemnify MMC for any related damages suffered by MMC. The settlement is subject to final approval of the Court of Chancery of the State of Delaware.

Other Claims

¡

In addition to the above actions, MMC, Marsh and certain Marsh subsidiaries were named as additional defendants in a shareholder derivative suit pending in the Delaware Court of Chancery against the directors and officers of American International Group, Inc. (“AIG”) and others. In June 2009, the Delaware court granted a motion to dismiss all claims against MMC and the Marsh defendants. An appeal of this dismissal is currently pending in the Delaware Supreme Court. The suit alleged that MMC, Marsh and the Marsh subsidiaries engaged in conspiracy and fraud with respect to the alleged misconduct described in the NYAG complaint, and that they aided and abetted current and former directors and officers of AIG in breaching their fiduciary duties to AIG with respect to AIG’s participation in the alleged misconduct.

Other Contingencies—Guarantees

¡

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2009, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

Putnam-related Matters

Under the terms of a stock purchase agreement with Great-West Lifeco Inc. (“GWL”) related to GWL’s purchase of Putnam Investments Trust from MMC in August 2007, a copy of which was included as an exhibit to MMC’s Current Report on Form 8-K filed on February 1, 2007, MMC agreed to indemnify GWL with respect to certain Putnam-related litigation and regulatory matters. The consolidated federal actions pending in the District of Maryland, described below, are based on similar allegations as those at issue in Putnam’s 2003 and 2004 settlements with the SEC and the Commonwealth of Massachusetts regarding excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”), and directly involve MMC and/or may be subject to MMC’s indemnification obligations.

¡

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. One action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The second action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. In December 2008 and April 2009, the court granted Putnam’s motion for summary judgment in the action relating to securities claims, and the plaintiffs have filed an appeal. In the derivative action, the court denied Putnam’s motion for summary judgment.

¡

A complaint asserting shareholder derivative claims, purportedly on behalf of MMC, was filed against current and former members of MMC’s Board of Directors, two of Putnam’s former officers, and MMC as a nominal defendant. This action alleges violation of fiduciary duties in failing to provide oversight regarding market-timing in the Putnam Funds. Pursuant to a stipulation among the parties, the court dismissed this action without prejudice in December 2009.

¡

MMC, Putnam and certain of their current and former officers, directors and employees are defendants in purported ERISA class actions, one brought by participants in an MMC retirement plan and the other brought by participants in a Putnam retirement plan. The actions allege, among other things, that, in view of the market-timing that was allegedly allowed to occur at Putnam, the investment of the plans’ funds in MMC stock and the Putnam Funds was imprudent and constituted a breach of fiduciary duties to plan participants. Both actions seek unspecified damages and equitable relief. In June 2008, a dismissal by the trial court of the action regarding the Putnam plan was reversed on appeal and remanded for further proceedings.

The proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC establishes liabilities in accordance with FASB ASC Topic No. 450 (“Contingencies”). Except as specifically set forth above, MMC is unable, at the present time, to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on MMC’s consolidated results of operations, financial position or cash flows. This is primarily because many of these matters are in early stages of litigation in which discovery is ongoing or are still developing. Adverse determinations in one or more of the matters discussed above, such as the action filed against Mercer by the Alaska Retirement Management Board, could have a material impact on MMC’s consolidated results of operations, financial condition or cash flows in a future period.

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

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following table excludes the results of Putnam and KGS, which are classified as discontinued operations as described in Note 5. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses.

Selected information about MMC’s operating segments and geographic areas of operation follows:

For the Years Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)		Total Assets		Depreciation and Amortization	Capital Expenditures
2009–
Risk and Insurance Services	$5,284	(a)	$796		$8,320		$153	$147
Consulting	4,609	(b)	405		4,244		114	44
Risk Consulting & Technology	668	(c)	(272	)(e)	1,573		71	78
Total Operating Segments	10,561		929		$14,137		338	269
Corporate/Eliminations	(68)		(420)		1,200	(d)	27	36
Total Consolidated	$10,493		$509		$15,337		$365	$305

2008–
Risk and Insurance Services	$5,466	(a)	$460		$7,704		$188	$135
Consulting	5,196	(b)	555		4,156		111	113
Risk Consulting & Technology	924	(c)	(512	)(e)	1,887		81	50
Total Operating Segments	11,586		503		13,747		380	298
Corporate/Eliminations	(68)		(255)		1,459	(d)	23	89
Total Consolidated	$11,518		$248		$15,206		$403	$387

2007–
Risk and Insurance Services	$5,400	(a)	$342		$9,091		$214	$136
Consulting	4,884	(b)	606		4,438		94	99
Risk Consulting & Technology	945	(c)	106		2,538		79	43
Total Operating Segments	11,229		1,054		16,067		387	278
Corporate/Eliminations	(94)		(200)		1,292	(d)	19	85
Total Consolidated	$11,135		$854		$17,359		$406	$363

(a)

Includes inter-segment revenue ($18 million in 2009, $5 million in 2008 and $7 million in 2007) and interest income on fiduciary funds ($54 million in 2009, $139 million in 2008 and $177 million in 2007) and equity method income of ($13 million in 2009, $15 million in 2008 and $12 million in 2007).

(b)

Includes inter-segment revenue ($45 million in 2009, $52 million in 2008 and $79 million in 2007) and interest income on fiduciary funds ($4 million in 2009, $10 million in 2008 and $16 million in 2007).

(c)	Includes inter-segment revenue ($5 million in 2009, $11 million in 2008 and $8 million in 2007).
(d)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of MMC’s headquarters building and intercompany eliminations.
(e)	Includes a goodwill impairment charge of $315 million and $540 million in 2009 and 2008, respectively.

Details of Operating Segment Revenue are as follows:

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Risk and Insurance Services
Marsh	$4,363	$4,632	$4,498
Guy Carpenter	921	834	902
Total Risk and Insurance Services	5,284	5,466	5,400
Consulting
Mercer	3,327	3,642	3,368
Oliver Wyman Group	1,282	1,554	1,516
Total Consulting	4,609	5,196	4,884
Risk Consulting & Technology	668	924	945
Total Operating Segments	10,561	11,586	11,229
Corporate/Eliminations	(68)	(68)	(94)
Total	$10,493	$11,518	$11,135

Information by geographic area is as follows:

For the Years Ended December 31, (In millions of dollars)	2009	2008	2007
Revenue
United States	$4,965	$5,329	$5,337
United Kingdom	1,759	1,984	2,099
Continental Europe	1,843	2,064	1,794
Other	1,994	2,209	1,999
	10,561	11,586	11,229
Corporate/Eliminations	(68)	(68)	(94)
	$10,493	$11,518	$11,135

December 31, (In millions of dollars)	2009	2008	2007
Fixed Assets, Net
United States	$607	$603	$585
United Kingdom	151	148	208
Continental Europe	77	86	90
Other	117	132	109
	$952	$969	$992

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2010

Marsh & McLennan Companies, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA AND

SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions of dollars, except per share figures)
2009:
Revenue	$2,609	$2,629	$2,523	$2,732
Operating income (loss)	$324	$(21)	$216	$(10)
Income (loss) from continuing operations	$179	$(162)	$221	$4
Income (loss) from discontinued operations	$1	$(26)	$4	$21
Net income (loss) attributable to MMC	$176	$(193)	$221	$23

Basic Per Share Data:
Income (loss) from continuing operations	$0.33	$(0.31)	$0.41	$0.01
Income (loss) from discontinued operations	$—	$(0.05)	$—	$0.03
Net income (loss)	$0.33	$(0.36)	$0.41	$0.04

Diluted Per Share Data:
Income (loss) from continuing operations	$0.33	$(0.32)	$0.40	$0.01
Income (loss) from discontinued operations	$—	$(0.05)	$0.01	$0.03
Net income (loss)	$0.33	$(0.37)	$0.41	$0.04
Dividends Paid Per Share	$0.20	$0.20	$0.20	$0.20

2008:
Revenue	$3,024	$3,033	$2,819	$2,642
Operating (loss) income	$(90)	$180	$64	$94
(Loss) income from continuing operations	$(213)	$55	$17	$72
Income (loss) from discontinued operations	$6	$12	$(22)	$11
Net (loss) income	$(210)	$65	$(8)	$80

Basic Per Share Data:
(Loss) income from continuing operations	$(0.40)	$0.10	$0.03	$0.14
Income (loss) from discontinued operations	$0.01	$0.02	$(0.05)	$0.02
Net (loss) income attributable to MMC	$(0.39)	$0.12	$(0.02)	$0.16

Diluted Per Share Data:
(Loss) income from continuing operations	$(0.42)	$0.10	$0.03	$0.13
Income (loss) from discontinued operations	$0.02	$0.02	$(0.05)	$0.02
Net (loss) income	$(0.40)	$0.12	$(0.02)	$0.15
Dividends Paid Per Share	$0.20	$0.20	$0.20	$0.20

As of February 22, 2010 there were 7,989 stockholders of record.

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

Management evaluated the effectiveness of MMC’s internal control over financial reporting as of December 31, 2009 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management determined that MMC maintained effective internal control over financial reporting as of December 31, 2009.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on MMC’s consolidated financial statements included in this annual report on Form 10-K, also issued an attestation report on the effectiveness of MMC’s internal control over financial reporting as of December 31, 2009.

(b)	Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2010

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in MMC’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, MMC’s internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Information as to the directors and nominees for the board of directors of MMC is incorporated herein by reference to the material set forth under the heading “Item 1—Election of Directors” in the 2010 Proxy Statement.

The executive officers of MMC are Ben Allen, Orlando D. Ashford, Peter J. Beshar, M. Michele Burns, John Drzik, Brian Duperreault, E. Scott Gilbert, Daniel S. Glaser, David Nadler, Vanessa A. Wittman and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of MMC”.

The information set forth in the 2010 Proxy Statement in the sections “Transactions with Management and Others; Other Information—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Codes of Conduct” and “Board of Directors and Committees—Committees—Audit Committee” is incorporated herein by reference.

Item 11.      Executive Compensation.

The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Compensation of Executive Officers” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the sections “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information set forth in the sections “Corporate Governance—Director Independence”, “Corporate Governance—Review of Related-Person Transactions” and “Transactions with Management and Others; Other Information” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.

The information set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.†

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2009

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Other:

Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2009 and 2008

Five-Year Statistical Summary of Operations

2.	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	The following exhibits are filed as a part of this report:

(3.1)	Restated Certificate of Incorporation of Marsh & McLennan Companies, Inc. (incorporated by reference to MMC’s Current Report on Form 8-K dated July 17, 2008)

(3.2)	Amended and Restated By-Laws of Marsh & McLennan Companies, Inc. (incorporated by reference to MMC's Current Report on Form 8-K dated September 17, 2009)

(4.1)	Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)	First Supplemental Indenture dated as of June 14, 1999 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(4.3)	Second Supplemental Indenture dated as of February 19, 2003 between MMC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(4.4)	Third Supplemental Indenture dated as of July 30, 2003 between MMC and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

†	As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, MMC has not filed with this Form 10-K certain instruments defining the rights of holders of long-term debt of MMC and its subsidiaries because the total amount authorized under any of such instruments does not exceed 10% of the total assets of MMC and its subsidiaries on a consolidated basis. MMC agrees to furnish a copy of any such agreement to the Commission upon request.

(4.5)	Indenture dated as of March 19, 2002 between MMC and State Street Bank and Trust Company, as trustee (incorporated by reference to MMC's Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)	Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)	First Supplemental Indenture, dated as of July 14, 2004, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)	Second Supplemental Indenture, dated as of September 16, 2005, between MMC and The Bank of New York, as trustee (incorporated by reference to MMC’s Current Report on Form 8-K dated September 13, 2005)

(4.9)	Indenture, dated as of March 23, 2009, between MMC and The Bank of New York

(4.10)	First Supplemental Indenture, dated as of March 23, 2009, between MMC and The Bank of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated March 18, 2009)

(10.1)	Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Current Report on Form 8-K dated January 31, 2005)

(10.2)	Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)	Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to MMC’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2005)

(10.4)	Amendment No. 3, dated August 17, 2006, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 17, 2006)

(10.5)	Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated August 6, 2007)

(10.6)	Amendment No. 5, dated May 16, 2008, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated June 3, 2008)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.7)	Amended and Restated Agreement, effective February 11, 2010, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to MMC’s Current Report on Form 8-K dated February 11, 2010).

(10.8)	*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1999)

(10.9)	*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.10)	*Form of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.11)	*Additional Forms of Awards under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.12)	*Form of Restricted Stock Award under the MMC 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Current Report on Form 8-K dated May 18, 2005)

(10.13)	*Stock Option and Restricted Stock Unit Award to Brian Duperreault under the 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.14)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2001)

(10.15)	*Form of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2004)

(10.16)	*Additional Forms of Awards under the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.17)	*Form of Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.18)	*Form of 2007 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.19)	*Form of 2008 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.20)	*Form of Deferred Stock Unit Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2007)

(10.21)	*Form of Deferred Stock Unit Award, dated as of January 1, 2009, under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.22)	*Form of Deferred Stock Unit Award, dated as of February 23, 2009, under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.23)	*Amendments to Certain MMC Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.24)	*Amendments to Performance Based Restricted Stock Unit Awards Due to U.S. Tax Law Changes Affecting Awards granted under the 2000 Senior Executive Incentive and Stock Award Plan, dated June 5, 2009

(10.25)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.26)	*Form of 2009 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.27)	*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan), Amendment and Restatement effective January 1, 2009 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.28)	*Marsh & McLennan Companies Special Severance Pay Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1996)

(10.29)	*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan, as Amended and Restated effective January 1, 2009 (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.30)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to MMC’s Quarterly Report on Form 10- Q for the Quarter ended March 31, 2008)

(10.31)	*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009

(10.32)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 1994)

(10.33)	*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan-May 31, 2009 Restatement (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.34)	*Description of compensation arrangements for non-executive directors of MMC effective June 1, 2009 (incorporated by reference to MMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.35)	*Employment Agreement, dated as of November 21, 2007, by and between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.36)	*Employment Agreement, dated as of December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Current Report on Form 8-K dated December 16, 2005)

(10.37)	*Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.38)	*Amendment No. 2, dated as of December 12, 2008, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to MMC’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.39)	*Employment Agreement, dated as of December 10, 2007, by and between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to MMC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.40)	*Employment Agreement, dated as of January 29, 2008, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to MMC’s Current Report on Form 8-K dated January 29, 2008)

(10.41)	*Employment Letter, effective as of September 17, 2009 and January 30, 2011, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to MMC’s Current Report on Form 8-K dated September 16, 2009)

(10.42)	*Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to MMC’s Current Report on Form 8-K dated August 18, 2008)

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to MMC's Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of MMC (as of 2/18/2010)

(23)	Consent of Independent Registered Public Accounting Firm

(24.1–
24.14)	Powers of Attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated: February 26, 2010	By	/S/ BRIAN DUPERREAULT
Brian Duperreault President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 26th day of February, 2010.

Name	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Director, President & Chief Executive Officer	February 26, 2010

/S/ VANESSA A. WITTMAN Vanessa A. Wittman	Executive Vice President & Chief Financial Officer	February 26, 2010

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 26, 2010

/S/ LESLIE M. BAKER, JR. Leslie M. Baker, Jr.	Director	February 26, 2010

/S/ ZACHARY W. CARTER Zachary W. Carter	Director	February 26, 2010

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 26, 2010

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 26, 2010

/S/ STEPHEN R. HARDIS Stephen R. Hardis	Director	February 26, 2010

/S/ GWENDOLYN S. KING Gwendolyn S. King	Director	February 26, 2010

/S/ THE RT. HON. LORD LANG OF MONKTON, DL The Rt. Hon. Lord Lang of Monkton, DL	Director	February 26, 2010

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 26, 2010

/S/ MARC D. OKEN Marc D. Oken	Director	February 26, 2010

Name	Title	Date

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 26, 2010

/S/ ADELE SIMMONS Adele Simmons	Director	February 26, 2010