Form 10-Q
period 2010-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2010-05-07
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were outstanding 541,237,396 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

¡

our exposure to potential liabilities arising out of a civil lawsuit against Mercer filed by the Alaska Retirement Management Board in Alaska state court that is scheduled for trial in July 2010 in Juneau, which alleges professional negligence and malpractice, breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services provided by Mercer;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the Three Months Ended March 31, (In millions, except per share figures)	2010	2009
Revenue	$2,795	$2,609
Expense:
Compensation and benefits	1,650	1,571
Other operating expenses	706	714
Operating expenses	2,356	2,285
Operating income	439	324
Interest income	4	6
Interest expense	(60)	(56)
Investment income (loss)	8	(15)
Income before income taxes	391	259
Income taxes	117	80
Income from continuing operations	274	179
Discontinued operations, net of tax	(22)	1
Net income before non-controlling interests	252	180
Less: Net income attributable to non-controlling interests	4	4
Net income attributable to MMC	$ 248	$ 176
Basic net income per share – Continuing operations	$ 0.50	$ 0.33
– Net income	$ 0.46	$ 0.33
Diluted net income per share – Continuing operations	$ 0.49	$ 0.33
– Net income	$ 0.45	$ 0.33
Weighted average number of shares outstanding – Basic	533	515
– Diluted	536	515
Shares outstanding at March 31,	541	517
Dividends declared per share	$ 0.40	$ 0.40

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars)	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 1,167	$ 1,777
Receivables
Commissions and fees	2,538	2,429
Advanced premiums and claims	63	86
Other	447	457
	3,048	2,972
Less-allowance for doubtful accounts and cancellations	(113)	(117)
Net receivables	2,935	2,855
Other current assets	490	299
Total current assets	4,592	4,931
Goodwill and intangible assets	7,250	7,173
Fixed assets (net of accumulated depreciation and amortization of $1,477 at March 31, 2010 and $1,465 at December 31, 2009)	920	952
Pension related assets	140	94
Deferred tax assets	1,096	1,242
Other assets	964	945
	$14,962	$15,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions of dollars)	March 31, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ 558	$ 558
Accounts payable and accrued liabilities	1,870	1,826
Accrued compensation and employee benefits	637	1,319
Dividends payable	109	—
Total current liabilities	3,174	3,703
Fiduciary liabilities	3,909	3,559
Less – cash and investments held in a fiduciary capacity	(3,909)	(3,559)
	—	—
Long-term debt	3,032	3,034
Retirement and post employment benefits	1,163	1,184
Liabilities for errors and omissions	517	518
Other liabilities	1,062	1,035
Commitments and contingencies
Stockholder’s Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2010 and December 31, 2009	561	561
Additional paid-in capital	1,109	1,211
Retained earnings	7,062	7,033
Accumulated other comprehensive loss	(2,246)	(2,171)
Non-controlling interests	37	35
	6,523	6,669
Less – treasury shares, at cost, 19,825,614 shares at March 31, 2010 and 30,967,116 shares at December 31, 2009	(509)	(806)
Total stockholders’ equity	6,014	5,863
	$14,962	$15,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, (In millions of dollars)	2010	2009
Operating cash flows:
Net income before non-controlling interests	$ 252	$ 180
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	80	74
Amortization of intangible assets	17	16
Provision for deferred income taxes	100	16
(Gain) loss on investments	(8)	16
Loss on disposition of assets	26	12
Accrual of stock based compensation	6	—
Changes in assets and liabilities:
Net receivables	(73)	9
Other current assets	(7)	(8)
Other assets	(63)	(36)
Accounts payable and accrued liabilities	64	(18)
Accrued compensation and employee benefits	(682)	(629)
Accrued income taxes	(37)	19
Other liabilities	15	(113)
Effect of exchange rate changes	59	12
Net cash used for operations	(251)	(450)
Financing cash flows:
Proceeds from issuance of debt	—	397
Repayments of debt	(2)	(2)
Purchase of non-controlling interests	(15)	(24)
Shares withheld for taxes on vested units	(40)	(20)
Issuance of common stock	10	11
Dividends paid	(109)	(102)
Net cash (used for) provided by financing activities	(156)	260
Investing cash flows:
Capital expenditures	(80)	(69)
Net sales of long-term investments	19	6
Proceeds from sales of fixed assets	1	1
Dispositions	110	—
Acquisitions (including amounts paid into escrow)	(197)	(2)
Other, net	5	2
Net cash used for investing activities	(142)	(62)
Effect of exchange rate changes on cash and cash equivalents	(61)	(19)
Decrease in cash and cash equivalents	(610)	(271)
Cash and cash equivalents at beginning of period	1,777	1,685
Cash and cash equivalents at end of period	$1,167	$1,414

The accompanying notes are an integral part of these consolidated statements.

MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

For the Three Months Ended March 31, (In millions, except per share figures)	2010	2009
COMMON STOCK
Balance, beginning and end of year	$ 561	$ 561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$ 1,211	$ 1,246
Change in accrued stock compensation costs	(71)	(31)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax deficiency	(16)	4
Purchase of subsidiary shares from non-controlling interests	—	(36)
Issuance of shares for acquisitions	(15)	—
Balance, end of period	$ 1,109	$ 1,183

RETAINED EARNINGS
Balance, beginning of year	$ 7,033	$ 7,237
Net income attributable to MMC (a)	248	176
Dividend equivalents paid	(4)	(3)
Dividends declared – (per share amounts: $0.40 in 2010 and 2009)	(215)	(208)
Balance, end of period	$ 7,062	$ 7,202

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,171)	$(2,098)
Foreign currency translation adjustments (b)	(185)	(43)
Unrealized investment holding losses, net of reclassification adjustments (c)	(8)	(4)
Net changes under benefit plans, net of tax (d)	118	13
Balance, end of period	$(2,246)	$(2,132)

TREASURY SHARES
Balance, beginning of year	$ (806)	$(1,223)
Issuance of shares under stock compensation plans and employee stock purchase plans	105	69
Issuance of shares for acquisitions	192	—
Balance, end of period	$ (509)	$(1,154)

NON-CONTROLLING INTERESTS
Balance, beginning of year	$ 35	$ 38
Net Income attributable to non-controlling interests, net of discontinued operations (e)	4	4
Purchase of subsidiary shares from non-controlling interests	—	(8)
Other changes	(2)	—
Balance, end of period	$ 37	$ 34
TOTAL STOCKHOLDERS’ EQUITY	$ 6,014	$ 5,694
TOTAL COMPREHENSIVE INCOME (LOSS) (a+b+c+d+e)	$ 177	$ 146

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

In February 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance agencies in the Midwest. In March 2010, Marsh acquired Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services. On April 30, 2010, Marsh completed the acquisition of the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), one of the largest regional insurance brokerages in New England.

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and Oliver Wyman Group.

The Risk Consulting & Technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients, including consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll. In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). The after-tax loss on this disposal is included in discontinued operations in 2010. The operating results of KLS have not been reclassified into discontinued operations, since the amounts are insignificant to MMC.

2.    Principles of Consolidation and Other Matters

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations for interim filings, although MMC believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three-month periods ended March 31, 2010 and 2009.

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

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. Equity method losses of $1 million and $18 million are included in this line in 2010 and 2009, respectively.

MMC has an investment in Trident II limited partnership, a private equity investment fund. At March 31, 2010, MMC’s investment in Trident II was approximately $160 million, reflected in Other assets in the consolidated balance sheet. MMC’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $81 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

3.    Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $11 million and $15 million for the three-month periods ended March 31, 2010 and 2009, respectively. The Consulting segment recorded fiduciary interest income of $1 million in each of 2010 and 2009. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $449 million of fixed income securities classified as available for sale. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at March 31, 2010 were $10 million.

Net uncollected premiums and claims and the related payables amounted to $9.5 billion at March 31, 2010 and $9.9 billion at December 31, 2009. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

In certain instances, MMC advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4.    Per Share Data

Effective January 1, 2009, MMC adopted the guidance in ASC Topic No. 260 – 10 – 45 (“Earnings Per Share”) which applies to the calculation of earnings per share (“EPS”) for share-

based payment awards with rights to dividends or dividend equivalents. The guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method.

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

Basic EPS Calculation Continuing Operations
For the Three Months Ended March 31, (In millions)	2010	2009
Net income from continuing operations	$274	$179
Less: Net income attributable to non-controlling interests	4	4
Net income from continuing operations attributable to MMC	270	175
Less: Portion attributable to participating securities	6	5
Net income attributable to common shares for basic earnings per share	$264	$170
Basic weighted average common shares outstanding	533	515

Basic EPS Calculation Net Income
For the Three Months Ended March 31, (In millions)	2010	2009
Net income attributable to MMC	$248	$176
Less: Portion attributable to participating securities	5	5
Net income attributable to common shares for basic earnings per share	$243	$171
Basic weighted average common shares outstanding	533	515

Diluted EPS Calculation Continuing Operations
For the Three Months Ended March 31, (In millions, except per share figures)	2010	2009
Net income from continuing operations	$ 274	$ 179
Less: Net income attributable to non-controlling interests	4	4
Net income from continuing operations attributable to MMC	270	175
Less: Portion attributable to participating securities	6	5
Net income attributable to common shares	$ 264	$ 170
Basic weighted average common shares outstanding	533	515
Dilutive effect of potentially issuable common shares	3	—
Diluted weighted average common shares outstanding	536	515
Average stock price used to calculate common stock equivalents	$22.83	$20.34

Diluted EPS Calculation Net Income
For the Three Months Ended March 31, (In millions, except per share figures)	2010	2009
Net income attributable to MMC	$ 248	$ 176
Less: Portion attributable to participating securities	5	5
Net income attributable to common shares	$ 243	$ 171
Basic weighted average common shares outstanding	533	515
Dilutive effect of potentially issuable common shares	3	—
Diluted weighted average common shares outstanding	536	515
Average stock price used to calculate common stock equivalents	$22.83	$20.34

There were 47.2 million and 48.1 million stock options outstanding as of March 31, 2010 and 2009, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2010 and 2009.

(In millions of dollars)	2010	2009
Assets acquired, excluding cash	$260	$2
Liabilities assumed	(36)	—
Shares issued (7.4 million shares)	(178)	—
Contingent purchase consideration	(55)	—
Deferred purchase consideration	12	—
Subtotal	3	2
Cash paid into escrow for future acquisition	194	—
Net cash outflow for acquisitions	$197	$2

(In millions of dollars)	2010	2009
Interest paid	$86	$85
Income taxes paid	$69	$60

MMC had non-cash issuances of common stock under its share-based payment plan of $119 million and $75 million for the three months ended March 31, 2010 and 2009, respectively.

On March 31, 2010, MMC paid $194 million into an escrow fund for an acquisition that closed on April 1, 2010. This amount is included in other current assets in the consolidated balance sheet and is reported as an investing cash flow in the consolidated statement of cash flows.

6.    Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three-month periods ended March 31, 2010 and 2009 are as follows:

(In millions of dollars)	2010	2009
Foreign currency translation adjustments	$(185)	$ (43)
Unrealized investment holding losses, net of income taxes	(8)	(4)
Gains related to pension/retiree plans	118	13
Other comprehensive (loss)	(75)	(34)
Net income	252	180
Comprehensive income before non-controlling interests	177	146
Less: Comprehensive (loss) attributable to non-controlling interests	(4)	(4)
Comprehensive income attributable to MMC	$ 173	$142

7.    Acquisitions

During the first quarter of 2010, MMC made two acquisitions in its Risk and Insurance Services segment. In February 2010, Marsh acquired Haake Companies, Inc., one of the largest independent insurance broking firms in the Midwest. In March 2010, Marsh acquired Thomas Rutherfoord, Inc., one of the largest insurance agencies in the Southeast and mid-Atlantic regions in the U.S. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.

Total purchase consideration for these two acquisitions was $253 million which consisted of cash paid of $20 million, the issuance of 7.4 million shares with a fair value of $178 million, and estimated contingent consideration of $55 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

The following table presents the preliminary allocation of the acquisition cost for Haake Companies, Inc. and Thomas Rutherfoord, Inc. to the assets acquired and liabilities assumed, based on their fair values (amounts in millions):

Cash	$ 20
MMC common shares	178
Contingent consideration	55
Total Consideration	$ 253
Allocation of purchase price:
Cash and cash equivalents	$ 29
Accounts receivable, net	8
Property, plant, and equipment	3
Other assets	9
Intangible assets	83
Goodwill	157
Total assets acquired	289
Current liabilities	7
Other liabilities	29
Total liabilities assumed	36
Net assets acquired	$253

Acquisitions Subsequent to the Balance Sheet Date

On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd. This transaction will deepen Marsh’s presence in the U.K., Hong Kong, Singapore, China and the Middle East. As part of that agreement, Marsh also entered into a strategic partnership with HSBC Bank, that gives MMC preferred access to provide insurance broking and risk management services to HSBC and their corporate and private clients. MMC paid $194 million into an escrow account on March 31, 2010 related to this acquisition, which is included in other current assets in the consolidated balance sheets. The funds were released from the escrow account on April 1, 2010 to complete the acquisition.

On April 30, 2010, Marsh & McLennan Agency acquired the Bostonian Group, one of the largest regional insurance brokerages in New England. This transaction will deepen Marsh’s middle market presence in the North East. MMC paid approximately $230 million for these two acquisitions.

In the first quarter of 2010, MMC paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

Prior Year Acquisitions

In the first quarter of 2009, MMC’s Risk & Insurance Services segment acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. The accounting guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is no longer permitted. Therefore, MMC recorded a decrease to additional paid in capital in the first quarter of 2009 of $36 million related to this transaction. MMC also paid $2 million of contingent consideration in the first quarter of 2009 related to prior acquisitions.

8.    Dispositions

In the first quarter of 2010, Kroll completed the sale of KLS. The after-tax loss on this disposal is included in discontinued operations in 2010. The operating results of KLS have not been reclassified into discontinued operations, since the amounts are immaterial to MMC.

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”). The financial results of KGS for the first quarter of 2009 are included in discontinued operations. Discontinued operations in the first quarter of 2010 and 2009 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended March 31,
(In millions of dollars)	2010	2009
Revenue	$ —	$20
Income before provision for income tax	$ —	$ 6
Provision for income tax	—	2
Income from discontinued operations	—	4
Gain on disposal of discontinued operations	16	—
Provision for income tax	38	3
Net loss on disposal of discontinued operations, net of tax	(22)	(3)
Discontinued operations, net of tax	$(22)	$ 1

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

As previously reported, in the second quarter of 2009, Kroll completed the sale of KGS, its U.S. government security clearance screening business. As a result of the sale, MMC allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two portions. In addition, as required under GAAP, MMC evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as level 3 in the fair value hierarchy. On the basis of the step one impairment test, MMC concluded that goodwill in the reporting unit was impaired. Due to the timing of the trigger event and subsequent completion of the step one test, MMC was unable to fully complete the required step two portion of the impairment assessment prior to the issuance of its second quarter 2009 financial statements. A step two impairment test, which under ASC Topic No. 350 (“Intangibles – Goodwill and Other”) is required to be completed after an impairment is indicated in a step one test, requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. Based on a preliminary estimate of the step two assessment, MMC recorded a non-cash charge of $315 million in the second quarter of 2009 which represented management’s best estimate of the goodwill impairment at June 30, 2009. MMC finalized the second step of the goodwill assessment during the third quarter of 2009 and determined that no adjustment to the charge was required.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2010	2009
Goodwill recorded	$7,636	$7,365
Accumulated impairment losses	(855)	(540)
Balance as of January 1,	$6,781	$6,825
Goodwill acquired	157	2
Disposals	(72)	—
Other adjustments (a)	(65)	(1)
Balance as of March 31,
Goodwill recorded	7,656	7,366
Accumulated Impairment losses	(855)	(540)
Balance at March 31	$6,801	$6,826

(a)	Primarily foreign exchange.

Goodwill allocable to each of MMC’s reportable segments is as follows: Risk & Insurance Services, $4.1 billion; Consulting, $2.0 billion; and Risk Consulting & Technology, $0.7 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	March 31, 2010			December 31, 2009
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$810	$361	$449	$749	$357	$392

Aggregate amortization expense for the three months ended March 31, 2010 and 2009 was $17 million and $16 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2010	$ 55
2011	69
2012	65
2013	55
2014	44
Subsequent years	161
$449

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

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, most U.S. Government and agency securities, money market mutual funds and certain other sovereign government obligations).

Level 2.	Assets and liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	3/31/10	12/31/09	3/31/10	12/31/09	3/31/10	12/31/09	3/31/10	12/31/09
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$ 1	$ 10	$ —	$ —	$—	$—	$ 1	$ 10
Mutual funds (a)	135	141	—	—	—	—	135	141
Medium term bond funds and fixed income securities (a)	—	—	—	6	—	—	—	6
Money market funds (b)	34	448	—	—	—	—	34	448
Total assets measured at fair value	$170	$599	$ —	$ 6	$—	$—	$170	$605
Fiduciary Assets:
State and local obligations (including non U.S. locales)	$ —	$ —	$120	$161	$—	$—	$120	$161
Other sovereign government obligations and supranational agencies	—	—	288	370	—	—	288	370
Corporate and other debt	—	—	41	46	—	—	41	46
Money market funds	253	235	—	—	—	—	253	235
Total fiduciary assets measured at fair value	$253	$235	$449	$577	$—	$—	$702	$812

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

At March 31, 2010, there were no assets that transferred between Level 1 and Level 2 from December 31, 2009.

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

The target asset allocation for the U.S. Plan is 65% equities and 35% fixed income. At the end of the first quarter of 2010, the actual allocation for the U.S. Plan was 69% equities and 31% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 83% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the first quarter of 2010, the actual allocation of assets for the U.K. Plan was 58% equities and 42% fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 50	$ 46	$ 1	$ 1
Interest cost	145	130	3	4
Expected return on plan assets	(204)	(187)	—	—
Amortization of prior service credit	(5)	(12)	(3)	(3)
Recognized actuarial loss	35	17	—	—
Net periodic benefit cost (credit)	$ 21	$ (6)	$ 1	$ 2

U.S. Plans only For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 19	$ 20	$ 1	$ 1
Interest cost	56	54	2	3
Expected return on plan assets	(73)	(73)	—	—
Amortization of prior service credit	(4)	(12)	(3)	(3)
Recognized actuarial loss	17	13	—	—
Net periodic benefit cost	$ 15	$ 2	$—	$ 1

Significant non-U.S. Plans only For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 31	$ 26	$—	$—
Interest cost	89	76	1	1
Expected return on plan assets	(131)	(114)	—	—
Amortization of prior service cost	(1)	—	—	—
Recognized actuarial loss	18	4	—	—
Net periodic benefit cost (credit)	$ 6	$ (8)	$ 1	$ 1

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Weighted average assumptions:
Expected return on plan assets	8.1%	8.2%	—	—
Discount rate	6.0%	6.5%	6.3%	6.7%
Rate of compensation increase	4.2%	3.7%	—	—

MMC made $59 million of contributions to its U.S. non-qualified and non-U.S. pension plans in the first quarter of 2010 and expects to contribute approximately $216 million for the remainder of 2010 for these plans.

12.    Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2010	December 31, 2009
Short-term:
Current portion of long-term debt	$ 558	$ 558

Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$ 255	$ 255
Senior notes – 4.850% due 2013	250	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	648
Senior notes – 5.15% due 2010	549	549
Senior notes – 5.75% due 2015	746	747
Senior notes – 9.25% due 2019	398	398
Mortgage – 5.70% due 2035	445	447
Other	3	3
	3,590	3,592
Less current portion	558	558
	$3,032	$3,034

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility discussed below. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2010.

MMC and certain of its foreign subsidiaries previously maintained a $1.2 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in December 2010 and was in effect until October 2009. There were no borrowings outstanding under this facility at the time it was terminated.

13.    Restructuring Costs

MMC recorded total restructuring costs of $9 million in the first quarter of 2010, that are primarily in connection with actions initiated in prior years, due to adjustments to the estimated future rent and real estate costs related to previously vacated space. During the first quarter of 2010, MMC made $53 million of payments related to its restructuring plans. As of March 31, 2010, the remaining liability for these initiatives was $215 million, primarily related to future severance and benefit payments ($45 million) and future lease agreements ($133 million).

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

	March 31, 2010		December 31, 2009
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,167	$1,167	$1,777	$1,777
Long-term investments	$ 92	$ 87	$ 109	$ 102
Short-term debt	$ 558	$ 566	$ 558	$ 572
Long-term debt	$3,032	$3,169	$3,034	$3,174

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices, certain investments carried at cost and unrealized gains related to available for sale investments in insurance fiduciary funds as discussed below.

MMC has certain long-term investments, for which there are no readily available market prices, amounting to $54 million and $53 million at March 31, 2010 and December 31, 2009, respectively, which are carried on a cost basis. These investments are included in Other assets in the consolidated balance sheets. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $24 million and $38 million at March 31, 2010 and December 31, 2009, respectively, which are carried at market value under ASC Topic No. 320. MMC had gross unrealized gains (pre-tax) on these securities of $8 million and $15 million included in accumulated other comprehensive income at March 31, 2010 and December 31, 2009, respectively. MMC recorded the following net unrealized gains and (losses) related to its available for sale securities for the three-month periods ended March 31, 2010 and 2009.

(In millions of dollars)	2010	2009
Net unrealized gains (losses) pre-tax	$—	$(2)

These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

MMC has a portion of insurance fiduciary funds described in Note 3, that are invested in high quality debt securities and classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets was $14 million and $17 million at March 31, 2010 and December 31, 2009, respectively. MMC had no gross unrealized gains on these securities for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, MMC recorded net unrealized losses (pre-tax) of $3 million and $1 million, respectively, related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

Proceeds and realized gains from the sale of available for sale investments were as follows:

(In millions of dollars)	Three Months Ended March 31,
	2010	2009
Proceeds from the sale of available for sale securities	$14	$ 3
Realized gains on the sale of available for sale securities	$ 8	$—

The cost of securities sold is determined using the average cost method for equity securities.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. MMC recorded the following gains (losses) related to these investments:

(In millions of dollars)	Three Months Ended March 31,
	2010	2009
Equity method (losses)	$(1)	$(18)
Gains on cost method investments	1	3
Gains (losses) from equity and cost method investments	—	(15)
Realized gains on available for sale securities	8	—
Investment income (loss)	$ 8	$(15)

Short-term and Long-term Debt: The fair value of MMC’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of MMC’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

15.    Common Stock

MMC did not purchase any treasury shares in 2010 or 2009.

16.    Claims, Lawsuits and Other Contingencies

Governmental Inquiries and Claims

¡

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in Alaska state court. Plaintiff, represented by the Alaska Law Department (through the Alaska Attorney General) and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, filed an amended complaint in May 2009. The amended complaint alleges professional negligence and malpractice, breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to two State pension and benefit plans, the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The amended complaint seeks damages of “at least $2.8 billion” plus treble damages related to the unfair trade practices claim, punitive damages, attorneys’ fees, costs and interest. Mercer filed a motion to dismiss the amended complaint, which was denied in December 2009. Mercer has filed other pre-trial motions that are pending. Trial is scheduled for July 2010 in Juneau, Alaska.

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

¡

Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. In the ordinary course of business, in addition to private party lawsuits, we may be subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.

Errors and Omissions Claims

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Certain of these claims, including the action filed against Mercer by the Alaska Retirement Management Board described above, seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, including the lawsuit brought by the Alaska Retirement Management Board against Mercer, MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

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

Brokerage Compensation Practices Settlement and Related Actions

In January 2005, MMC and its subsidiary Marsh Inc. entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint and related citation alleging that Marsh’s use of market service agreements with various insurance companies entailed fraudulent business practices, bid-rigging, illegal restraint of trade and other statutory violations. The parties subsequently entered into an amended and restated settlement agreement in February 2010. The new agreement helps restore a level playing field for Marsh, allowing Marsh to compete on the same terms as other intermediaries in the insurance industry.

Following the filing of the NYAG complaint in October 2004, various state regulators and attorneys general initiated investigations relating to the conduct alleged in that complaint. MMC and Marsh have entered into settlements with authorities in ten of those states. One action filed in August 2007 by the Attorney General of the State of Ohio against MMC, Marsh, certain Marsh subsidiaries and other parties remains pending.

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers. The status of the lawsuits that remain outstanding is as follows:

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

¡

On December 22, 2009, an agreement was reached to settle shareholder derivative actions that were pending against certain of MMC’s current and former directors and officers in the Court of Chancery of the State of Delaware and the U.S. District Court for the Southern District of New York. These actions alleged, among other things, breach of fiduciary duties with respect to the alleged misconduct described in the NYAG complaint, and that the defendants were liable for and must contribute to or indemnify MMC for any related damages suffered by MMC. On March 25, 2010, the Delaware Court of Chancery approved the settlement and related award of attorneys’ fees.

¡

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

Other Contingencies—Guarantees

¡

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2010, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

¡

Two putative class actions by investors in certain Putnam Funds are pending against Putnam. The first action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The second action purports to assert derivative claims on behalf of all Putnam Funds under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. In the first action, the parties entered into a settlement agreement. The agreement is subject to approval by the district court. In the derivative action, the court denied Putnam’s motion for summary judgment.

¡

MMC, Putnam and certain of their current and former officers, directors and employees were defendants in two purported ERISA class actions, one brought by participants in an MMC retirement plan and the other brought by participants in a Putnam retirement plan. The actions alleged, among other things, that, in view of the market-timing that was allegedly allowed to occur at Putnam, the investment of the plans’ funds in MMC stock and the Putnam Funds was imprudent and constituted a breach of fiduciary duties to plan participants. Both actions sought unspecified damages and equitable relief. The parties settled both matters in March 2010 for a nominal amount, and the Court dismissed the actions on April 14, 2010. The settlement resolves all of the claims in both actions against MMC, Putnam, and the named individuals.

The pending proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC establishes liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies – Loss Contingencies). Except as described above, MMC is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on MMC’s consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters, particularly the action filed against Mercer by the Alaska Retirement Management Board, could have a material impact on MMC’s consolidated results of operations, financial condition or cash flows in a future period.

17.     Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

¡	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter);

¡	Consulting, comprising Mercer and Oliver Wyman Group; and

¡	Risk Consulting & Technology, which is comprised of Kroll.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to MMC’s 2009 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not MMC corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.

Selected information about MMC’s operating segments for the three-month periods ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31,
(In millions of dollars)	Revenue		Operating Income (Loss)
2010 –
Risk and Insurance Services	$1,492	(a)	$ 347
Consulting	1,155	(b)	116
Risk Consulting & Technology	162	(c)	16
Total Operating Segments	2,809		479
Corporate Eliminations	(14)		(40)
Total Consolidated	$2,795		$439
2009 –
Risk and Insurance Services	$1,372	(a)	$ 297
Consulting	1,083	(b)	73
Risk Consulting & Technology	167	(c)	4
Total Operating Segments	2,622		374
Corporate Eliminations	(13)		(50)
Total Consolidated	$2,609		$ 324

(a)

Includes inter-segment revenue of $2 million in each of 2010 and 2009, interest income on fiduciary funds of $11 million and $15 million in 2010 and 2009, respectively, and equity method income of $1 million and $2 million in 2010 and 2009, respectively.

(b)	Includes inter-segment revenue of $11 million and $10 million in 2010 and 2009, respectively, and interest income on fiduciary funds of $1 million in each of 2010 and 2009.

(c)	Includes inter-segment revenue of $1 million in each of 2010 and 2009.

Details of operating segment revenue for the three-month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
(In millions of dollars)	2010	2009
Risk and Insurance Services
Marsh	$1,175	$1,088
Guy Carpenter	317	284
Total Risk and Insurance Services	1,492	1,372
Consulting
Mercer	849	803
Oliver Wyman Group	306	280
Total Consulting	1,155	1,083
Risk Consulting & Technology
Kroll	162	167
Corporate Advisory and Restructuring	—	—
Total Risk Consulting & Technology	162	167
Total Operating Segments	2,809	2,622
Corporate Eliminations	(14)	(13)
Total	$2,795	$2,609

18.    New Accounting Pronouncements

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

Effective January 1, 2009, the Company adopted the new guidance issued by the FASB for Consolidation – Non-controlling Interests, which did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in our consolidated financial statements. The effects of this change are reflected herein.

The new guidance also requires adjustment of net income to include the net income attributable to the non-controlling interests and a new separate caption for net income attributable to MMC to be presented in the consolidated statement of earnings.

In February 2008, the FASB issued guidance related to Fair Value Measurements which delayed until the second quarter of 2009, fair value measurement for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provision of this new guidance to its financial statement disclosures beginning in the second quarter of 2009.

On April 1, 2009, the FASB issued guidance for “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to address application issues raised by preparers, auditors and attorneys. The guidance requires recognition of contingent assets or liabilities (arising from a business combination contingency) at fair value, at the acquisition date if the acquisition-date fair value of the asset or liability can be determined during the measurement period, or if certain criteria are met. Otherwise, the acquirer should not recognize an asset or liability as of the acquisition date. The guidance is effective for business combinations occurring on or after January 1, 2009. This new guidance did not have a material impact on MMC’s financial condition or reported results.

In the second quarter of 2009, MMC adopted the guidance issued by the FASB for interim disclosures about fair value of financial instruments. The guidance, which is effective for interim periods ending after June 15, 2009, requires disclosures about the fair values of financial instruments in interim period reports of publicly traded companies as well as in annual financial statements. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

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

In December 2008, the FASB issued guidance for Employers’ Disclosures About Pension and Other Post Retirement Benefit Plan Assets. The guidance requires fair value plan asset disclosures for an employer’s assets in defined benefit pension and postretirement plans similar to the guidance on Fair Value Measurements, as well as (a) how investment allocation decisions are made, (b) the major categories of plan assets, and (c) significant concentrations of risk within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The Company has applied the provision of this new guidance to its financial statement disclosures beginning December 31, 2009.

In December 2009, the FASB issued new guidance related to the Consolidation of Variable Interest Entities (“VIE”) and transfer of assets. The new guidance focuses on ‘controlling financial interests’ and requires companies to perform qualitative analysis to determine whether they must consolidate a VIE by assessing whether the variable interests give them controlling financial interests in the VIE. This guidance is effective for transfers occurring on or after November 15, 2009. Provisions must be applied in annual reporting periods beginning after November 15, 2009 and interim periods within that annual period. The adoption of the guidance did not have a material impact on the Company’s financial statements. Also effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result of the deferral, the above guidance did not apply to certain investment management trusts managed by Mercer.

In January 2010, the FASB issued new guidance that adds additional disclosures about transfers into and out of Levels 1 and 2 items and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the new guidance amends the requirements on employer’s disclosures about postretirement benefit plan assets to require disclosures be provided by classes of assets instead of by major categories of assets. This guidance is effective for the first reporting period beginning after December 31, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s financial statements.

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

In February 2010, Marsh acquired Haake Companies, Inc., one of the largest independent insurance agencies in the Midwest. In March 2010, Marsh completed the acquisition of Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). The net after-tax loss on this disposal is included in discontinued operations in 2010. KLS’s operating results have not been reclassified to discontinued operations, since the amounts are immaterial to MMC. During the second quarter of 2009, Kroll sold KGS. KGS’s results of operations for 2009 are included in discontinued operations.

In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In September 2009, Marsh acquired International Advisory Services Ltd., the largest independent manager of captives and third-party insurance companies in Bermuda. In December 2009, Marsh acquired the NIA Group, LLC, one of the largest, independent insurance agencies in the Northeast and the 34th largest agency in the U.S. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

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

Consolidated Results of Operations

(In millions, except per share figures)	2010	2009
Revenue	$2,795	$2,609
Expense:
Compensation and Benefits	1,650	1,571
Other Operating Expenses	706	714
Operating Expense	2,356	2,285
Operating Income	$ 439	$ 324
Income from Continuing Operations	$ 274	$ 179
Discontinued Operations, net of tax	(22)	1
Net Income before Non-controlling Interests	$ 252	$ 180
Net Income Attributable to MMC	$ 248	$ 176
Income from Continuing Operations Per Share:
Basic	$ 0.50	$ 0.33
Diluted	$ 0.46	$ 0.33
Net Income Per Share:
Basic	$ 0.49	$ 0.33
Diluted	$ 0.45	$ 0.33
Weighted Average Number of Shares Outstanding:
Basic	533	515
Diluted	536	515
Shares outstanding at March 31,	541	517

MMC reported consolidated operating income of $439 million in the first quarter of 2010 compared with operating income of $324 million in the prior year. The results include a $50 million increase in Risk and Insurance Services’ operating income, a $43 million increase in the Consulting segment and a $12 million increase in the Risk Consulting & Technology segment. The operating results were also impacted by lower restructuring and related charges in 2010, primarily in the Risk and Insurance Services segment and Corporate.

The devaluation of Venezuela’s bolivar currency in January of 2010 did not have a material impact on MMC’s results of operations or financial position.

Consolidated Revenue and Expense

MMC conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and acquisitions and dispositions, including transfers among businesses, on MMC’s operating revenues by segment is as follows:

	Three Months Ended March 31,			Components of Revenue Change*
			% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2010	2009

Risk and Insurance Services
Marsh	$ 1,166	$ 1,076	8%	6%	2%	0%
Guy Carpenter	315	281	12%	3%	9%	1%
Subtotal	1,481	1,357	9%	5%	4%	0%
Fiduciary Interest Income	11	15	(28)%	7%	—	(35)%
Total Risk and Insurance Services	1,492	1,372	9%	5%	4%	0%
Consulting
Mercer	849	803	6%	7%	—	(1)%
Oliver Wyman Group	306	280	10%	4%	—	6%
Total Consulting	1,155	1,083	7%	6%	—	1%
Risk Consulting & Technology
Kroll	162	167	(3)%	2%	(3)%	(2)%
Corporate Advisory and Restructuring	—	—	—	—	—	—
Total Risk Consulting & Technology	162	167	(3)%	2%	(3)%	(2)%
Corporate Eliminations	(14)	(13)
Total Revenue	$ 2,795	$ 2,609	7%	5%	2%	0%

*	Components of revenue change may not add across due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended March 31,			Components of Revenue Change*
			% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2010	2009

Marsh:
EMEA	$ 527	$ 500	5%	7%	(1)%	(1)%
Asia Pacific	99	86	14%	14%	(2)%	2%
Latin America	52	47	10%	9%	(2)%	3%
Total International	678	633	7%	8%	(1)%	0%
U.S. / Canada	488	443	10%	2%	7%	1%
Total Marsh	$1,166	$1,076	8%	6%	2%	0%
Mercer:
Retirement	$ 280	$ 276	1%	7%	—	(5)%
Health and Benefits	225	212	6%	4%	—	2%
Rewards, Talent & Communications	93	105	(11)%	4%	—	(15)%
Total Mercer Consulting	598	593	1%	5%	—	(4)%
Outsourcing	162	142	14%	11%	—	3%
Investment Consulting & Management	89	68	32%	15%	—	17%
Total Mercer	$ 849	$ 803	6%	7%	—	(1)%
Kroll:
Litigation Support and Data Recovery	$ 78	$ 71	11%	2%	—	8%
Background Screening	52	62	(17)%	1%	(9)%	(9)%
Risk Mitigation and Response	32	34	(7)%	5%	—	(11)%
Total Kroll	$ 162	$ 167	(3)%	2%	(3)%	(2)%

*	Components of revenue change may not add across due to rounding.

Revenue

Consolidated revenue for the first quarter of 2010 was $2.8 billion, an increase of 7% compared with the same period in the prior year, and was flat on an underlying basis.

Revenue in the Risk and Insurance Services segment for the first quarter of 2010 increased 9% from the same period in 2009, and was flat on an underlying basis. Within the Risk and Insurance Services segment, a 1% increase in underlying revenue at Guy Carpenter was offset by a 35% decline in fiduciary interest income. Consulting revenue increased 7%, resulting from increases of 6% in Mercer and 10% in Oliver Wyman. On an underlying basis, Consulting revenue increased 1% reflecting an increase of 6% in Oliver Wyman, partly offset by a 1% decline at Mercer. Revenue decreased 3% in Risk Consulting & Technology or 2% on an underlying basis, reflecting decreases in background screening and risk mitigation and response of 9% and 11%, respectively, partly offset by an 8% increase for litigation support and data recovery.

Operating Expense

Consolidated operating expense in the first quarter of 2010 increased 3% from the same period in 2009. This reflects a 5% increase due to the impact of foreign exchange and a 1% increase due to the impact of acquisitions, partly offset by a 4% decline in underlying expense. The decrease in underlying expense reflects lower legal and regulatory expenses as well as a decline in restructuring expenses, partly offset by higher pension related expenses.

Restructuring

MMC recorded total restructuring costs of $9 million in the first quarter of 2010 in connection with actions initiated in prior years, primarily due to adjustments to the estimated future rent and real estate costs related to previously vacated space.

Risk and Insurance Services

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2010	2009
Revenue	$1,492	$1,372
Compensation and Benefits	781	722
Other Expenses	364	353
Expense	1,145	1,075
Operating Income	$ 347	$ 297
Operating Income Margin	23.3%	21.6%

Revenue

Revenue in the Risk and Insurance Services segment in the first quarter of 2010 increased 9%, and was flat on an underlying basis compared with the same period in 2009. This performance was achieved in continued soft market conditions for commercial property-casualty insurance and a decline in the volume of net written premiums in the property-casualty industry, which has been adversely affected by recessionary conditions over the past two years.

In Marsh, revenue in the first quarter of 2010 was $1.2 billion, an increase of 8% from the same quarter of the prior year resulting from the impact of foreign currency translation and acquisitions. Revenue was flat on an underlying basis, reflecting the economic environment and the downward pressure on commercial insurance premium rates. Despite these difficult market conditions, Marsh increased revenues in many areas of the world. Underlying revenue increases of 1% in the U.S. / Canada, 3% in Latin America, and 2% in Asia Pacific were offset by a 1% decrease in EMEA.

In February 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance agencies in the Midwest. In March 2010, Marsh acquired Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. On April 30, 2010, Marsh acquired the Bostonian Group, one of the largest regional insurance brokerages in New England. On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services.

Guy Carpenter’s revenue increased 12% to $315 million in the first quarter of 2010 compared with the same period in 2009, or 1% on an underlying basis. The increase in underlying revenue was primarily due to continued strong new business. In April 2009, Guy Carpenter acquired John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

Fiduciary interest income was $11 million in the first quarter of 2010, a decrease of 28% compared with the same period of 2009, driven by lower interest rates, partly offset by the impact of foreign exchange rates.

Expense

Expenses in the Risk and Insurance Services segment increased 6% in the first quarter of 2010, compared with the same period in the prior year reflecting a 5% increase related to the impact of foreign currency and a 3% increase from acquisitions, partly offset by a 2% decline in underlying expenses. The decline in underlying expenses reflects lower severance related restructuring activities partly offset by higher pension related expenses.

Consulting

The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2010	2009
Revenue	$1,155	$1,083
Compensation and Benefits	737	712
Other Expenses	302	298
Expense	1,039	1,010
Operating Income	$ 116	$ 73
Operating Income Margin	10.0%	6.7%

Revenue

Consulting revenue in the first quarter of 2010 increased 7% compared with the same period in 2009, or 1% on an underlying basis. Mercer’s revenue was $849 million in the first quarter of 2010, an increase of 6%. On an underlying basis, Mercer’s revenue decreased 1%. Within Mercer’s consulting lines, revenue decreased 4% on an underlying basis compared with the first quarter of 2009, reflecting a decrease of 15% in Rewards, Talent and Communications and a 5% decline in retirement, partly offset by an increase of 2% in health and benefits. The growth in health and benefits resulted from increases in Canada, EMEA and Asia Pacific, partly offset by a reduction in the U.S. due to a near-term disruption in demand as Congress debated significant legislation changes to the U.S. healthcare system. Outsourcing revenue increased 3% on an underlying basis, driven by growth in Asia Pacific and the U.S. Investment consulting & management revenue increased 17% on an underlying basis, due to strong growth in the U.S., EMEA and Asia Pacific, primarily reflecting an increase in assets under management and advisory assets. Oliver Wyman’s revenue increased 10% to $306 million in the first quarter of 2010, or 6% on an underlying basis, driven by double-digit revenue growth within its financial services practice.

Expense

Consulting expenses increased 3% in the first quarter of 2010 compared with the same period in 2009, reflecting a 6% increase from the impact of foreign exchange rates, partly offset by a 3% decrease of underlying expenses. Management continues to monitor and manage expenses closely. The decline in underlying expenses is driven primarily by a decrease in base salaries due to decreased staff levels along with lower recoverable expenses from clients. The reduction in recoverable expenses has no impact on net operating income, since it is offset by lower revenue billed to clients for those expenses.

Risk Consulting & Technology

The results of operations for the Risk Consulting & Technology segment are presented below:

(In millions of dollars)	2010	2009
Revenue	$162	$167
Compensation and Benefits	74	80
Other Expenses	72	83
Expense	146	163
Operating Income	$16	$4
Operating Income Margin	9.9%	2.4%

Revenue

Risk Consulting & Technology revenues in the first quarter of 2010 decreased 3% compared with 2009, reflecting a 2% decrease in underlying revenues, and a 3% decrease related to dispositions, partly offset by a 2% increase related to foreign exchange translation. The underlying revenue decrease was driven by declines in background screening of 9% and risk mitigation and response of 11%, partly offset by an increase of 8% in litigation support and data recovery. In February 2010, Kroll completed the sale of KLS. Due to the immaterial impact on MMC’s overall results, KLS’s operating results have not been reclassified into discontinued operations.

Expense

Risk Consulting & Technology expenses decreased 11% in the first quarter of 2010 compared with 2009. Underlying expenses decreased 10% with the remaining reduction due to the impact of dispositions of 3%, partly offset by the impact of foreign exchange translation of 2%. The decrease in expenses reflects lower salaries due to decreased headcount and reductions in most other expense categories.

Corporate Expenses

Corporate expenses in the first quarter of 2010 were $40 million compared with $50 million in the prior year. The decrease is due to lower consulting fees and restructuring charges in 2010 compared with 2009. The 2009 expense includes restructuring charges of $11 million, primarily related to vacated leased space in MMC’s New York headquarters.

Interest

Interest income earned on corporate funds amounted to $4 million in the first quarter of 2010, compared with $6 million in the first quarter of 2009. The decrease in interest income is due to lower average interest rates in 2010 compared with the prior year. Interest expense of $60 million in the first quarter of 2010 increased $4 million from the same period in the prior year. This increase is primarily due to the higher interest rate on new debt issued in 2009, compared with notes that matured, as well as higher interest expense associated with acquisition related liabilities.

Investment Income (Loss)

Net investment income in the first quarter of 2010 was $8 million due to realized gains on the sale of securities. This compares with investment losses of $15 million in the first quarter of 2009 primarily due to mark-to-market decreases on private equity fund investments.

Income Taxes

MMC reported a 29.9% effective tax rate in the first quarter of 2010. The effective rate reflects the impact of the release of valuation allowances in international jurisdictions largely offset by a provision for uncertain tax positions.

MMC reported a 30.9% effective tax rate in the first quarter of 2009.

The combination of ordinary income and related tax, which MMC is able to reasonably estimate, with certain items which cannot be estimated and therefore are reported in the interim period in which they occur, results in highly variable effective tax rates that do not represent long term operating trends. The items which cannot be estimated include non-deductible goodwill impairments and accruals for severance, restructuring, and professional liability. We expect the effective tax rate to continue to be variable over the short term as items that cannot be estimated continue, and then to moderate.

The effective rate is sensitive to the geographic mix and repatriation of MMC’s earnings, which may have a favorable or unfavorable impact on the rate. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s Administration, if enacted, could have a significant adverse impact on the effective tax rate.

Dispositions

In the first quarter of 2010, Kroll completed the sale of KLS. The after-tax loss on this disposal is included in discontinued operations in 2010. The operating results of KLS have not been reclassified to discontinued operations, since the amounts are immaterial to MMC.

In the second quarter of 2009, Kroll completed the sale of KGS. The loss on the disposal of KGS and its financial results for 2009 are included in discontinued operations.

Discontinued operations in the first quarter of 2010 and 2009 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007.

The table below depicts the results of discontinued operations:

	Three Months Ended March 31,
(In millions of dollars)	2010	2009
Revenue	$ —	$20
Income before provision for income tax	$ —	$ 6
Provision for income tax	—	2
Income from discontinued operations, net of tax	—	4

Gain on disposal of discontinued operations	16	—
Provision for income tax	38	3
Loss on disposal of discontinued operations, net of tax	(22)	(3)
Discontinued operations, net of tax	$(22)	$ 1

Liquidity and Capital Resources

Operating Cash Flows

MMC used $251 million of cash from operations for the three months ended March 31, 2010, compared with $450 million used for the same period in 2009. These amounts reflect the net income of MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. MMC’s cash flow from operations is typically negative in the first quarter of each year, resulting from the payment of accrued incentive compensation.

Financing Cash Flows

Net cash used for financing activities was $156 million for the period ended March 31, 2010, compared with $260 million provided for the same period in 2009. The change primarily reflects the issuance of debt in the first quarter of 2009.

MMC paid dividends on its common shares of $109 million ($0.20 per share) during the first three months of 2010, as compared with $102 million ($0.20 per share) during the first three months of 2009.

In the first quarter of 2009, MMC issued $400 million of 9.25% ten-year fixed rate senior notes to refinance the senior notes that matured in June 2009.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2010.

In the first quarter of 2010, MMC paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. MMC carries a stable outlook from both Moody’s and Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $142 million in the first three months of 2010, compared with $62 million for the same period in 2009 reflecting cash outflows for acquisitions partly offset by proceeds from the disposal of KLS.

MMC made two acquisitions in the first quarter of 2010 and paid $194 million in cash into an escrow account for an acquisition that closed on April 1, 2010. Cash used for these acquisitions, net of cash acquired, was approximately $197 million compared with $2 million in 2009. In addition, MMC issued approximately 7.4 million shares of common stock with an acquisition date value of $178 million, and recorded a liability of $55 million for estimated contingent purchase consideration related to the acquisitions completed in the first quarter of 2010. In the first quarter of 2010, MMC also paid $12 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of $206 million for acquisitions completed in the first quarter of 2010 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2010. Cash generated from the disposition of KLS was $110 million in the first quarter of 2010. There were no dispositions in the comparable period of 2009.

MMC’s additions to fixed assets and capitalized software, which amounted to $80 million in the first three months of 2010 compared with $69 million in the first three months of 2009, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

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

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2010 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$ 558	$ 558	$ —	$ —	$ —
Long-term debt	3,040	—	520	669	1,851
Interest on long-term debt	1,645	200	354	295	796
Net operating leases	2,323	354	589	425	955
Service agreements	406	103	127	86	90
Other long-term obligations	206	75	117	14	—
Total	$8,178	$1,290	$1,707	$1,489	$3,692

The above does not include unrecognized tax benefits of $213 million, accounted for under ASC Topic No. 740, as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $14 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 as MMC is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $914 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.

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

Interest Rate Risk and Credit Risk

MMC has historically managed its interest rate exposures by utilizing both variable and fixed rate borrowings to finance MMC’s asset base. In past years, MMC has had some variable rate borrowings in its debt portfolio and has also utilized interest rate swaps to convert a portion of its fixed rate borrowings to variable rate. Currently, virtually all of MMC’s borrowings are fixed rate borrowings.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $24 million are classified as available for sale under ASC Topic No. 320 (“Investments – Debt and Equity Securities”). Non-publicly traded investments of $54 million are accounted for using the cost method and $185 million are accounted for under ASC Topic No. 323 (“Investments – Equity Method and Joint Ventures”). The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

MMC and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

MMC did not repurchase any shares of its common stock during the first quarter of 2010. Pursuant to an August 2007 authorization by MMC’s Board of Directors, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1-31, 2010	—	—	—	$700 million
Feb 1-28, 2010	—	—	—	$700 million
March 1-31, 2010	—	—	—	$700 million
Total Q1 2010	—	—	—	$700 million

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: May 7, 2010	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Amended and Restated Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc., and their subsidiaries and affiliates (incorporated by reference to MMC’s Current Report on Form 8-K dated February 11, 2010)

10.2	Form of 2010 Long-term Incentive Award under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

10.3	Letter Agreement, effective as of March 31, 2010, between Marsh & McLennan Companies, Inc. and M. Michele Burns

10.4	Letter Agreement, effective as of March 31, 2010, between Marsh & McLennan Companies, Inc. and Peter J. Beshar

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase