Form 10-Q
period 2010-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2010-08-06
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were outstanding 542,474,395 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

•	our exposure to potential liabilities arising from errors and omissions claims against us, particularly in the Marsh and Mercer businesses;

•	the impact of any regional, national or global political, economic, regulatory or market conditions on our results of operations and financial condition;

•	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from the businesses we acquire;

•	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

•	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•

our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	the impact on our net income caused by fluctuations in foreign currency exchange rates;

•	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

•	the impact of competition, including with respect to pricing, and the emergence of new competitors;

•	our ability to successfully recover should we experience a disaster or other business continuity problem;

•	changes in applicable tax or accounting requirements; and

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

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2010	2009	2010	2009
Revenue	$2,606	$2,470	$5,241	$4,913

Expense:
Compensation and benefits	1,614	1,528	3,189	3,020
Other operating expenses	1,042	648	1,677	1,282

Operating expenses	2,656	2,176	4,866	4,302

Operating income (loss)	(50)	294	375	611
Interest income	3	4	7	10
Interest expense	(60)	(65)	(120)	(121)
Investment income (loss)	18	(32)	26	(47)

Income (loss) before income taxes	(89)	201	288	453
Income tax (credit) expense	(60)	44	43	124

Income (loss) from continuing operations	(29)	157	245	329
Discontinued operations, net of tax	271	(347)	249	(338)

Net income (loss) before non-controlling interest	242	(190)	494	(9)
Less: Net income attributable to non-controlling interests	6	3	10	8

Net income (loss) attributable to MMC	$236	$(193)	$484	$(17)

Basic net income (loss) per share
– Continuing operations	$(0.06)	$0.28	$0.43	$0.60
– Net income (loss) attributable to MMC	$0.43	$(0.36)	$0.89	$(0.03)

Diluted net income (loss) per share
– Continuing operations	$(0.06)	$0.28	$0.43	$0.60
– Net income (loss) attributable to MMC	$0.43	$(0.37)	$0.88	$(0.03)

Weighted average number of shares outstanding
– Basic	541	522	537	519
– Diluted	545	523	541	519

Shares outstanding at June 30,	542	523	542	523

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars)	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,475	$1,707

Receivables
Commissions and fees	2,524	2,298
Advanced premiums and claims	98	86
Other	699	447

	3,321	2,831
Less-allowance for doubtful accounts and cancellations	(106)	(107)

Net receivables	3,215	2,724

Current assets of discontinued operations	193	212
Other current assets	285	288

Total current assets	5,168	4,931

Goodwill and intangible assets	6,499	6,219

Fixed assets	815	850
(net of accumulated depreciation and amortization of $1,345 at June 30, 2010 and $1,332 at December 31, 2009)

Pension related assets	199	94
Deferred tax assets	1,144	1,242
Non-current assets of discontinued operations	977	1,077
Other assets	819	924

	$15,621	$15,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions of dollars)	June 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$558	$558
Accounts payable and accrued liabilities	2,273	1,751
Accrued compensation and employee benefits	810	1,290
Liabilities of discontinued operations	95	116
Dividends payable	109	—

Total current liabilities	3,845	3,715

Fiduciary liabilities	4,007	3,559
Less – cash and investments held in a fiduciary capacity	(4,007)	(3,559)

Long-term debt	3,030	3,034
Pension, postretirement and postemployment benefits	1,136	1,182
Liabilities for errors and omissions	488	518
Other liabilities	1,079	1,025

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2010 and December 31, 2009	561	561
Additional paid-in capital	1,149	1,211
Retained earnings	7,187	7,033
Accumulated other comprehensive loss	(2,406)	(2,171)
Non-controlling interests	43	35

	6,534	6,669
Less – treasury shares, at cost, 19,123,733 shares at June 30, 2010 and 30,967,116 shares at December 31, 2009	(491)	(806)

Total stockholders’ equity	6,043	5,863

	$15,621	$15,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, (In millions of dollars)	2010	2009
Operating cash flows:
Net income before non-controlling interests	$494	$(9)
Adjustments to reconcile net income to cash used for operations:
Goodwill impairment charge	—	315
Depreciation and amortization of fixed assets and capitalized software	154	151
Amortization of intangible assets	36	32
Provision for deferred income taxes	22	16
(Gain) loss on investments	(25)	50
Loss on disposition of assets	30	39
Stock option expense	11	4
Changes in assets and liabilities:
Net receivables	(425)	(98)
Other current assets	(7)	—
Other assets	(93)	(227)
Accounts payable and accrued liabilities	463	15
Accrued compensation and employee benefits	(480)	(404)
Accrued income taxes	(38)	(70)
Other liabilities	44	40
Effect of exchange rate changes	86	(90)

Net cash provided by (used for) operations	272	(236)

Financing cash flows:
Proceeds from issuance of debt	—	398
Repayments of debt	(4)	(404)
Purchase of non-controlling interests	(15)	(24)
Shares withheld for taxes on vested units	(43)	(21)
Issuance of common stock	18	20
Dividends paid	(221)	(207)

Net cash used for financing activities	(265)	(238)

Investing cash flows:
Capital expenditures	(143)	(143)
Net sales of long-term investments	57	8
Proceeds from sales of fixed assets	8	4
Dispositions	119	70
Acquisitions	(198)	(6)
Other, net	4	7

Net cash used for investing activities	(153)	(60)

Effect of exchange rate changes on cash and cash equivalents	(121)	140

Decrease in cash and cash equivalents	(267)	(394)
Cash and cash equivalents at beginning of period	1,777	1,685

Cash and cash equivalents at end of period	1,510	1,291
Cash and cash equivalents – reported as discontinued operations	35	66

Cash and cash equivalents – continuing operations	$1,475	$1,225

The accompanying notes are an integral part of these consolidated statements.

MARSH & MCLENNAN COMPANIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

For the Six Months Ended June 30, (In millions, except per share figures)	2010	2009
COMMON STOCK
Balance, beginning and end of year	$561	$561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,211	$1,245
Change in accrued stock compensation costs	(33)	9
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax deficiency	(14)	1
Purchase of subsidiary shares from non-controlling interests	—	(38)
Issuance of shares for acquisitions	(15)	(35)

Balance, end of period	$1,149	$1,182

RETAINED EARNINGS
Balance, beginning of year	$7,033	$7,237
Net income attributable to MMC (a)	484	(17)
Dividend equivalents paid	(8)	(8)
Dividends declared – (per share amounts: $0.60 in 2010 and 2009)	(322)	(312)

Balance, end of period	$7,187	$6,900

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,171)	$(2,098)
Foreign currency translation adjustments (b)	(360)	304
Unrealized investment holding losses, net of reclassification adjustments (c)	(10)	(1)
Net changes under benefit plans, net of tax (d)	135	(129)

Balance, end of period	$(2,406)	$(1,924)

TREASURY SHARES
Balance, beginning of year	$(806)	$(1,223)
Issuance of shares under stock compensation plans and employee stock purchase plans	123	88
Issuance of shares for acquisitions	192	143

Balance, end of period	$(491)	$(992)

NON-CONTROLLING INTERESTS
Balance, beginning of year	$35	$38
Net income attributable to non-controlling interests, net of discontinued operations (e)	10	8
Purchase of subsidiary shares from non-controlling interests	—	(7)
Other changes	(2)	(6)

Balance, end of period	$43	$33

TOTAL STOCKHOLDERS’ EQUITY	$6,043	$5,760

TOTAL COMPREHENSIVE INCOME (LOSS) (a+b+c+d+e)	$259	$165

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC’s three business segments are: Risk and Insurance Services; Consulting; and Risk Consulting & Technology. As discussed below on August 3, 2010, MMC completed the sale of Kroll to Altegrity, Inc. (“Altegrity”).

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh and Guy Carpenter.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance broking firms in the Midwest and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services. On April 30, 2010, Marsh completed the acquisition of the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), one of the largest regional insurance brokerages in New England.

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

The Risk Consulting & Technology segment provides various risk consulting and related risk mitigation services to corporate, government, institutional and individual clients, including consulting services and security services; and technology-enabled services. MMC conducts business in this segment through Kroll. In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). On August 3, 2010, MMC completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion. MMC will record the disposal of Kroll in the third quarter of 2010. The account balances and activities of Kroll and KLS were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009 and the accompanying consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009. The after-tax loss on the disposal of KLS is included in discontinued operations in 2010.

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

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the six-month periods ended June 30, 2010 and 2009.

MMC reported a net income tax benefit of $60 million in continuing operations in the second quarter of 2010 on a pretax loss of $89 million, an effective tax rate of 67.4%. The high tax benefit rate primarily reflects the combination of the tax benefit related to the Alaska settlement, determined at U.S. tax rates, with other pretax income that is subject to lower average effective tax rates applicable worldwide. Excluding the impact of the Alaska settlement, the effective tax rate for the quarter was 32.3%. The 14.9% effective tax rate for the first six months of 2010 also primarily reflects the benefit associated with the Alaska settlement. Excluding the effect of the settlement, the effective tax rate for the first six months was 29.5%. The increase in effective tax rates compared to 2009, excluding the Alaska settlement, primarily reflects a change in the worldwide mix of earnings.

MMC’s 21.9% effective tax rate in the second quarter of 2009 primarily reflects a favorable adjustment from reducing the forecasted, full-year effective tax rate compared with the estimate as of the first quarter. The effective tax rate for the first six months of 2009 was 27.4%.

The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of MMC’s holdings in certain private equity funds. MMC’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. Equity method gains (losses) of $18 million and $(33) million are included in this line for the three month periods ended June 30, in 2010 and 2009, respectively. Equity method gains (losses) of $17 million and $(51) million are included in this line for the six month periods ended June 30, 2010 and 2009.

MMC has an investment in Trident II limited partnership, a private equity investment fund. At June 30, 2010, MMC’s investment in Trident II was approximately $151 million, reflected in the other assets in consolidated balance sheet. MMC’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $81 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

3. Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $22 million and $28 million for the six-month periods ended June 30, 2010 and 2009, respectively. The Consulting segment recorded fiduciary interest income of $2 million for each of the comparable periods in 2010 and 2009. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $371 million and $577 million of fixed income securities classified as available for sale at June 30, 2010 and December 31, 2009, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at June 30, 2010 were $8 million and $12 million at June 30, 2010 and December 31, 2009, respectively.

Net uncollected premiums and claims and the related payables amounted to $10.3 billion at June 30, 2010 and $9.9 billion at December 31, 2009. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets. Mercer had approximately $.4 billion of fiduciary assets at June 30, 2010 and December 31, 2009.

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

Basic EPS Calculation Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2010	2009	2010	2009
Income (loss) from continuing operations	$(29)	$157	$245	$329
Less: Non-controlling interests	6	3	10	8

Income (loss) from continuing operations attributable to MMC	(35)	154	235	321
Less: Portion attributable to participating securities	(1)	5	4	10

Income (loss) attributable to common shares for basic earnings per share	$(34)	$149	$231	$311

Basic weighted average common shares outstanding	541	522	537	519

Basic EPS Calculation Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2010	2009	2010	2009
Net income (loss) attributable to MMC	$236	$(193)	$484	$(17)
Less: Portion attributable to participating securities	3	(4)	8	—

Net income (loss) attributable to common shares for basic earnings per share	$233	$(189)	$476	$(17)

Basic weighted average common shares outstanding	541	522	537	519

Diluted EPS Calculation Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2010	2009	2010	2009
Income (loss) from continuing operations	$(29)	$157	$245	$329
Less: Non-controlling interests	6	3	10	8

Income (loss) from continuing operations attributable to MMC	(35)	154	235	321
Less: Portion attributable to participating securities (1)	—	5	4	10

Income (loss) attributable to common shares for diluted earnings per share	$(35)	$149	$231	$311

Basic weighted average common shares outstanding	541	522	537	519
Dilutive effect of potentially issuable common shares	—	1	4	—

Diluted weighted average common shares outstanding	541	523	541	519

Average stock price used to calculate common stock equivalents	$23.16	$20.12	$23.00	$20.23

(1)	For the three months ended June 30, 2010 earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities in this period.

Diluted EPS Calculation Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2010	2009	2010	2009
Net income (loss) attributable to MMC	$236	$(193)	$484	$(17)
Less: Portion attributable to participating securities (2)	3	—	8	—

Net income (loss) attributable to common shares for diluted earnings per share	$233	$(193)	$476	$(17)

Basic weighted average common shares outstanding	541	522	537	519
Dilutive effect of potentially issuable common shares	4	—	4	—

Diluted weighted average common shares outstanding	545	522	541	519

Average stock price used to calculate common stock equivalents	$23.16	$20.12	$23.00	$20.23

(2)

For the three and six months ended June 30, 2009, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities in these periods.

There were 45.6 million and 47.4 million stock options outstanding as of June 30, 2010 and 2009, respectively.

5. Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2010 and 2009.

(In millions of dollars)	2010	2009
Assets acquired, excluding cash	$532	$194
Liabilities assumed	(115)	(10)
Shares issued (7.4 million and 5.4 million shares in 2010 and 2009, respectively)	(178)	(108)
Contingent purchase consideration	(55)	—
Deferred purchase consideration	14	(70)

Net cash outflow for acquisitions	$198	$6

(In millions of dollars)	2010	2009
Interest paid	$113	$107
Income taxes paid	$34	$56

MMC had non-cash issuances of common stock under its share-based payment plan of $132 million and $82 million for the six months ended June 30, 2010 and 2009, respectively.

The consolidated cash flow statements include the cash flow impact by each cash flow category for Kroll, which is reflected as a discontinued operation. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories is as follows:

For the Six Months Ended June 30 (In millions of dollars)	2010	2009
Net cash (used for) provided by operations	$(22)	$45
Net cash provided by investing activities	$(13)	$(26)

The information above excludes the cash flow impacts of the actual disposal transaction related to discontinued operations because MMC believes the disposal transaction to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. MMC’s cash flow reflects the cash provided by investing activities of $110 million from the disposal of KLS in 2010 and $70 million from the sale of Kroll Government Services (“KGS”) in 2009. These amounts have been excluded from the information presented in the above chart.

6. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the six-month periods ended June 30, 2010 and 2009 are as follows:

(In millions of dollars)	2010	2009
Foreign currency translation adjustments net of income tax (credit) expense ($(62) for 2010 and $16 for 2009, respectively)	$(360)	$304
Unrealized investment holding losses net of income tax (credit) expense ($(3) for 2010 and $0 for 2009, respectively)	(10)	(1)
Gains (losses) related to pension/retiree plans net of income tax (credit) expense ($51 for 2010 and $(54) for 2009, respectively)	135	(129)

Other comprehensive (loss) income	(235)	174
Net income (loss) before non-controlling interests	494	(9)

Comprehensive income before non-controlling interests	259	165
Less: Comprehensive income attributable to non-controlling interests	(10)	(8)

Comprehensive income attributable to MMC	$249	$157

7. Acquisitions

In 2010, MMC has made four acquisitions in its Risk and Insurance Services segment, two of which were made in the second quarter of 2010.

On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd. This transaction deepens Marsh’s presence in the U.K., Hong Kong, Singapore, China and the Middle East. As part of the acquisition agreement, Marsh also entered into a strategic partnership with HSBC Bank that gives MMC preferred access to provide insurance broking and risk management services to HSBC and their corporate and private clients. On April 30, 2010, Marsh & McLennan Agency acquired the Bostonian Group, one of the largest regional insurance brokerages in New England. This transaction increases Marsh’s middle market presence. During the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest independent insurance broking firms in the Midwest, and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions in the U.S. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.

Total purchase consideration for the four acquisitions made during 2010 was $472 million which consisted of cash paid of $239 million, the issuance of 7.4 million shares with a fair value of $178 million, and estimated contingent consideration of $55 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In 2010, MMC also paid $14 million of deferred purchase consideration and $2 million of contingent purchase consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition costs for the companies acquired by MMC during 2010 to the assets acquired and liabilities assumed, based on their fair values, including contingent consideration from prior acquisitions (amounts in millions):

Cash	$241
MMC common shares	178
Contingent consideration	55

Total Consideration	$474

Allocation of purchase price:
Cash and cash equivalents	$57
Accounts receivable, net	81
Property, plant, and equipment	5
Other assets	20
Intangible assets	138
Goodwill	288

Total assets acquired	589
Current liabilities	75
Other liabilities	40

Total liabilities assumed	115

Net assets acquired	$474

In the first quarter of 2010, MMC paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

Prior Year Acquisitions

During the six months ended June 30, 2009, MMC made one acquisition in its Risk and Insurance Services segment for total purchase consideration of $195 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets, amounting to $127 million and $52 million, respectively. MMC also paid $3 million of contingent consideration in 2009 related to prior acquisitions.

In the first quarter of 2009, MMC’s Risk & Insurance Services segment acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. The accounting guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is no longer permitted. Therefore, MMC recorded a decrease to additional paid in capital in the first quarter of 2009 of $38 million related to this transaction.

Pro-Forma Information

The following unaudited pro-forma financial data gives effect to the acquisitions made by MMC during 2010, as if they occurred on January 1, 2009. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The pro-forma information also reflects the classification of Kroll’s operating results to discontinued operations for all periods presented. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Six Months Ended June 30		Year Ended December 31
(In millions, except per share data)	2010	2009	2009
Revenue	$5,320	$5,163	$10,280

Income from continuing operations	$247	$352	$560

Net income attributable to MMC	$371	$6	$256

Basic net income per share:
– Continuing operations	$0.43	$0.63	$1.00
– Net income attributable to MMC	$0.67	$0.01	$0.47
Diluted net income per share:
– Continuing operations	$0.43	$0.63	$0.99
– Net income attributable to MMC	$0.67	$0.01	$0.47

The pro-forma information provided above excludes the results of ORC Worldwide which was acquired on July 30, 2010.

Acquisitions Subsequent to the Balance Sheet Date

On July 1, 2010, Mercer completed the acquisition of Innovative Process Administration (“IPA”), a provider of health benefits record keeping and employee enrollment technology to enhance its outsourcing platform.

On July 30, 2010, Mercer completed the acquisition of ORC Worldwide, a human resource knowledge provider, to become an unparalleled provider of global human resource intelligence and to further strengthen related international consulting, conference and educational related international consulting, conference and educational services. MMC paid approximately $45 million for these two acquisitions.

8. Dispositions

On August 3, 2010, MMC completed its sale of Kroll to Altegrity for cash proceeds of $1.13 billion. The account balances and activities of Kroll were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009 and the accompanying consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009. MMC will record the disposal of Kroll in the third quarter of 2010.

MMC’s tax basis in its investment in the stock of Kroll exceeds the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not tax. Prior to the second quarter of 2010, a tax benefit was not recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in a tax benefit. Since Kroll met the criteria for classification as a discontinued operation in the second quarter of 2010, MMC determined that it had the ability to carry back the capital loss realized against prior realized capital gains. Therefore, a $265 million deferred tax benefit was recorded in discontinued operations in the second quarter of 2010 to establish a deferred tax asset.

In the first quarter of 2010, Kroll completed the sale of KLS. The after-tax loss on this disposal is included in discontinued operations in 2010. The operating results of KLS have been reclassified into discontinued operations.

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”). The operating results of KGS for the second quarter of 2009 are included in discontinued operations. Discontinued operations in the second quarter of 2010 and 2009 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2010	2009	2010	2009
Revenue	$163	$173	$325	$359

Income before taxes (a)	$17	$(309)	$32	$(296)
Income tax expense	—	7	15	8

Income (loss) from discontinued operations	17	(316)	17	(304)

(Loss) gain on disposal of discontinued operations (b)	(8)	(10)	7	(10)
Income tax (credit) expense (c)	(262)	21	(225)	24

(Loss) gain on disposal of discontinued operations, net of tax	254	(31)	232	(34)

Discontinued operations, net of tax	$271	$(347)	$249	$(338)

Discontinued operations, net of tax per share
– Basic	$0.49	$(0.64)	$0.46	$(0.63)
– Diluted	$0.49	$(0.65)	$0.45	$(0.63)

(a)	Includes goodwill impairment charge of $315 million for the three and six month periods in 2009.
(b)	Includes costs incurred through June 30, 2010 related to the sale of Kroll and in 2009 a loss on the sale of KGS.
(c)

Represents primarily the recognition of estimated deferred tax assets associated with the sale of Kroll in the three and six month periods in 2010. The six months of 2010 also includes a tax provision of $36 million on the sale of KLS.

The assets and liabilities of Kroll are classified as current assets, non-current assets and current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. The assets of Kroll primarily consist of goodwill, other identified intangible assets, commissions and fees receivable and fixed assets.

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

As previously reported, in the second quarter of 2009, Kroll completed the sale of KGS, its U.S. government security clearance screening business. As a result of the sale, MMC allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two portions. In addition, MMC evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as level 3 in the fair value hierarchy. On the basis of the step one impairment test, MMC concluded that goodwill in the reporting unit was impaired and completed the required step two portion of the impairment assessment. A step two impairment test, which under ASC Topic No. 350 (“Intangibles – Goodwill and Other”) is required to be completed after an impairment is indicated in a step one test, requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. MMC recorded a non-cash charge of $315 million to write down Kroll’s goodwill to its estimated fair value. This charge is included in discontinued operations, which also includes the operating results of Kroll.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2010	2009
Goodwill recorded	$7,636	$7,365
Accumulated impairment losses related to discontinued operations	(855)	(540)

Balance as of January 1, as reported	$6,781	$6,825
Goodwill acquired	288	130
Goodwill impairment related to discontinued operation	—	(315)
Reclassed to discontinued operations	(791)	(845)
Other adjustments (a)	(121)	56

Balance at June 30	$6,157	$5,851

(a)	Primarily foreign exchange.

The chart above reflects the elimination of goodwill and accumulated goodwill impairment charges in the risk consulting and technology segments, resulting from disposal of Kroll. Goodwill related to Kroll of approximately $.7 billion and $.8 billion at June 30, 2010 and 2009, respectively, is now included in non-current assets of discontinued operations in the consolidated balance sheets.

Goodwill allocable to MMC’s reportable segments is as follows: Risk & Insurance Services, $4.2 billion and Consulting, $2.0 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	June 30, 2010			December 31, 2009
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$525	$183	$342	$395	$166	$229

Aggregate amortization expense for the six months ended June 30, 2010 and 2009 was $22 million and $15 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2010 (excludes amortization through June 30, 2010)	$21
2011	42
2012	40
2013	35
2014	28
Subsequent years	176

$342

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	6/30/10	12/31/09	6/30/10	12/31/09	6/30/10	12/31/09	6/30/10	12/31/09
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$1	$10	$—	$—	$—	$—	$1	$10
Mutual funds (a)	127	141	—	—	—	—	127	141
Medium term bond funds and fixed income securities (a)	—	—	—	6	—	—	—	6
Money market funds (b)	225	448	—	—	—	—	225	448

Total assets measured at fair value	$353	$599	$—	$6	$—	$—	$353	$605

Fiduciary Assets:
State and local obligations (including non U.S. locales)	$—	$—	$99	$161	$—	$—	$99	$161
Other sovereign government obligations and supranational agencies	—	—	244	370	—	—	244	370
Corporate and other debt	—	—	31	46	—	—	31	46
Money market funds	338	235	—	—	—	—	338	235

Total fiduciary assets measured at fair value	$338	$235	$374	$577	$—	$—	$712	$812

(a)	Included in other assets in the consolidated balance sheets.
(b)	Included in cash and cash equivalents in the consolidated balance sheets.

There were no assets that transferred between Level 1 and Level 2 between December 31, 2009 and June 30, 2010.

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

The target asset allocation for the U.S. Plan was changed recently from 65% equities and 35% fixed income to 55% equities and 45% fixed income. Implementation of the new target asset allocation is underway. At the end of the second quarter of 2010, the actual allocation for the U.S. Plan was 64% equities and 36% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 83% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the second quarter of 2010, the actual allocation for the U.K. Plan was 55% equities and 45% fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$48	$45	$2	$2
Interest cost	141	138	4	4
Expected return on plan assets	(200)	(194)	—	—
Amortization of prior service credit	(5)	(13)	(4)	(4)
Recognized actuarial loss	37	17	—	1

Net periodic benefit cost (credit)	$21	$(7)	$2	$3

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$98	$91	$3	$3
Interest cost	286	268	7	8
Expected return on plan assets	(404)	(381)	—	—
Amortization of prior service credit	(10)	(25)	(7)	(7)
Recognized actuarial loss	72	34	—	1

Net periodic benefit cost (credit)	$42	$(13)	$3	$5

U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$19	$18	$1	$1
Interest cost	57	56	3	3
Expected return on plan assets	(74)	(73)	—	—
Amortization of prior service credit	(5)	(12)	(4)	(4)
Recognized actuarial loss	19	13	—	1

Net periodic benefit cost	$16	$2	$—	$1

U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$38	$38	$2	$2
Interest cost	113	110	5	6
Expected return on plan assets	(147)	(146)	—	—
Amortization of prior service credit	(9)	(24)	(7)	(7)
Recognized actuarial loss	36	26	—	1

Net periodic benefit cost	$31	$4	$—	$2

Significant non-U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$29	$27	$1	$1
Interest cost	84	82	1	1
Expected return on plan assets	(126)	(121)	—	—
Amortization of prior service cost	—	(1)	—	—
Recognized actuarial loss	18	4	—	—

Net periodic benefit cost (credit)	$5	$(9)	$2	$2

Significant non-U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$60	$53	$1	$1
Interest cost	173	158	2	2
Expected return on plan assets	(257)	(235)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	36	8	—	—

Net periodic benefit cost (credit)	$11	$(17)	$3	$3

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

MMC made $121 million of contributions to its U.S. non-qualified and non-U.S. pension plans through the second quarter of 2010 and expects to contribute approximately $150 million for the remainder of 2010 for these plans.

12. Debt

MMC’s outstanding debt is as follows:

	June 30,	December 31,
(In millions of dollars)	2010	2009
Short-term:
Current portion of long-term debt	$558	$558

Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$254	$255
Senior notes – 4.850% due 2013	250	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	648
Senior notes – 5.15% due 2010	550	549
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	397	398
Mortgage – 5.70% due 2035	443	447
Other	3	3

	3,588	3,592
Less current portion	558	558

	$3,030	$3,034

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility discussed below. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2010.

MMC and certain of its foreign subsidiaries previously maintained a $1.2 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in December 2010 and was in effect until October 2009. There were no borrowings outstanding under this facility at the time it was terminated.

13. Restructuring Costs

Actions Initiated in 2010

For the first six months of 2010, MMC implemented restructuring actions which resulted in costs totaling $41 million, primarily related to severance and benefits. Approximately $25 million of these costs related to cost reduction activities for recent acquisitions. These costs were incurred as follows: Marsh - $22 million, Guy Carpenter - $15 million, Mercer - $2 million and MMC - $2 million. These activities resulted in the elimination of approximately 150 positions at Marsh, 70 positions at Guy Carpenter, 40 positions at Mercer and 50 positions at MMC.

Actions Initiated Prior to 2010

Prior to 2010, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. MMC incurred restructuring costs of $16 million for the six months ended June 30, 2010 in connection with actions initiated in prior years, primarily due to severance and related benefits and adjustments to the estimated future rent and real estate costs related to previously vacated space.

As of June 30, 2010, the remaining liability for all restructuring initiatives described above was approximately $211 million, primarily related to future severance and benefit payments ($49 million) and future lease agreements ($133 million). MMC made $89 million of payments during the six months of 2010 related to its restructuring plans.

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

	June 30, 2010		December 31, 2009
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,475	$1,475	$1,707	$1,707
Long-term investments	$74	$69	$109	$102
Short-term debt	$558	$558	$558	$572
Long-term debt	$3,030	$3,166	$3,034	$3,174

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices, certain investments carried at cost and unrealized gains related to available for sale investments in insurance fiduciary funds as discussed below.

MMC has certain long-term investments, for which there are no readily available market prices, amounting to $38 million and $53 million at June 30, 2010 and December 31, 2009, respectively, which are carried on a cost basis. These investments are included in Other assets in the consolidated balance sheets. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $24 million and $38 million at June 30, 2010 and December 31, 2009, respectively, which are carried at market value under ASC Topic No. 320. MMC had gross unrealized gains (pre-tax) on these securities of $8 million and $15 million included in accumulated other comprehensive income at June 30, 2010 and December 31, 2009, respectively. MMC recorded the following net unrealized gains and (losses) related to its available for sale securities for the three and six-month periods ended June 30, 2010 and 2009.

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unrealized gains (pre-tax)	$1	$3	$1	$3
Unrealized losses (pre-tax)	$—	$—	$—	$(2)

These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

MMC has a portion of insurance fiduciary funds described in Note 3 that are invested in high quality debt securities and classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets was $11 million and $17 million at June 30, 2010 and December 31, 2009, respectively. MMC had no gross unrealized gains on these securities for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, MMC recorded gross unrealized losses (pre-tax) of $6 million and $2 million, respectively, related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

Proceeds from the sale of available for sale investments were as follows:

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from the sale of available for sale securities	$—	$4	$14	$6

The cost of securities sold is determined using the average cost method for equity securities.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. MMC recorded the following gains (losses) related to these investments:

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity method gains (losses)	$18	$(33)	$17	$(51)
Gains on cost method investments	—	1	1	4

Gains (losses) from equity and cost method investments	18	(32)	18	(47)
Realized gains on available for sale securities	—	—	8	—

Investment income (loss)	$18	$(32)	$26	$(47)

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

16. Claims, Lawsuits and Other Contingencies

Governmental Inquiries and Claims

•

In December 2007, the Alaska Retirement Management Board filed a civil lawsuit against Mercer (US) Inc. in Alaska state court. Plaintiff, represented by the Alaska Law Department (through the Alaska Attorney General) and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, filed an amended complaint in May 2009. The amended complaint alleged professional negligence and malpractice, breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, unfair trade practices and fraud and misrepresentation related to actuarial services that Mercer provided to the Alaska Division of Retirement and Benefits relating to two State pension and benefit plans, the Alaska Public Employees Retirement System and the Alaska Teachers Retirement System. The amended complaint sought damages of “at least $2.8 billion” plus treble damages related to the unfair trade practices claim, punitive damages, attorneys’ fees, costs and interest. The parties resolved this matter in June 2010. Mercer has agreed to pay $500 million, of which $100 million will be covered by insurance. The cost of this settlement and the related insurance receivable have been reflected in MMC’s consolidated financial statements for the quarter ended June 30, 2010.

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

Errors and Omissions Claims

MMC and its subsidiaries are subject to a significant number of other claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services. Certain of these claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

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

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers. The status of the lawsuits that remain outstanding is as follows:

•

In February 2009, the trial court approved a settlement of the claims against MMC, Marsh and certain Marsh subsidiaries in two consolidated putative class actions that were pending in the U.S. District Court for the District of New Jersey (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders). The court’s approval of the settlement has been appealed. In addition, nine actions instituted by individual policyholders against MMC, Marsh and certain Marsh subsidiaries are pending in federal and state courts.

•

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

Other Contingencies—Guarantees

•

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2010, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

Putnam-related Matters

Under the terms of a stock purchase agreement with Great-West Lifeco Inc. (“GWL”) related to GWL’s purchase of Putnam Investments Trust from MMC in August 2007, a copy of which was included as an exhibit to MMC’s Current Report on Form 8-K filed on February 1, 2007, MMC agreed to indemnify GWL with respect to certain Putnam-related litigation and regulatory matters. Two putative class actions by investors in certain Putnam Funds pending against Putnam in the District of Maryland are based on similar allegations as those at issue in Putnam’s 2003 and 2004 settlements with the SEC and the Commonwealth of Massachusetts regarding excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”), and directly involve MMC and/or may be subject to MMC’s indemnification obligations. The first action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The second action purports to assert derivative claims under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. In the first action, the parties have entered into a settlement agreement. That agreement is subject to final approval by the district court. In the derivative action, the court denied Putnam’s motion for summary judgment.

Kroll-related Matters

Under the terms of a stock purchase agreement with Altegrity, Inc. (“Altegrity”) related to Altegrity’s purchase of Kroll from MMC in August 2010, a copy of which is attached as exhibit 2.1 to this Quarterly Report on Form 10-Q, MMC agreed to provide a limited indemnity to Altegrity with respect to certain Kroll-related litigation and regulatory matters.

The pending proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose MMC or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, MMC establishes liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies). Except as described above, MMC is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on MMC’s consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on MMC’s consolidated results of operations, financial condition or cash flows in a future period.

17. Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

•	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter);

•	Consulting, comprising Mercer and Oliver Wyman Group; and

•	Risk Consulting & Technology, which is comprised of Kroll. The results of this segment are now included in discontinued operations due to the sale of Kroll.

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

Selected information about MMC’s operating segments for the three and six-month periods ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2010 -
Risk and Insurance Services	$1,459	(a)	$258	$2,951	(c)	$605
Consulting	1,168	(b)	(275)	2,323	(d)	(159)

Total Operating Segments	2,627		(17)	5,274		446
Corporate / Eliminations	(21)		(33)	(33)		(71)

Total Consolidated	$2,606		$(50)	$5,241		$375

2009 -
Risk and Insurance Services	$1,343	(a)	$245	$2,715	(c )	$542
Consulting	1,143	(b)	96	2,226	(d )	169

Total Operating Segments	2,486		341	4,941		711
Corporate / Eliminations	(16)		(47)	(28)		(100)

Total Consolidated	$2,470		$294	$4,913		$611

(a)

Includes inter-segment revenue of $1million and $5 million in 2010 and 2009, respectively, interest income on fiduciary funds of $11 million and $13 million in 2010 and 2009, respectively, and equity method income of $7 million and $6 million in 2010 and 2009, respectively.

(b)	Includes inter-segment revenue of $20 million and $11 million in 2010 and 2009, respectively, and interest income on fiduciary funds of $1 million in both 2010 and 2009.
(c)

Includes inter-segment revenue of $2 million and $7 million in 2010 and 2009, respectively, interest income on fiduciary funds of $22 million and $28 million in 2010 and 2009, respectively, and equity method income of $8 million in both 2010 and 2009.

(d)	Includes inter-segment revenue of $31 million and $21 million in 2010 and 2009, respectively, and interest income on fiduciary funds of $2 million in both 2010 and 2009.

Details of operating segment revenue for the three and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2010	2009	2010	2009
Risk and Insurance Services
Marsh	$1,214	$1,114	$2,389	$2,202
Guy Carpenter	245	229	562	513

Total Risk and Insurance Services	1,459	1,343	2,951	2,715

Consulting

Mercer	838	832	1,687	1,635
Oliver Wyman Group	330	311	636	591

Total Consulting	1,168	1,143	2,323	2,226

Total Operating Segments	2,627	2,486	5,274	4,941
Corporate/Eliminations	(21)	(16)	(33)	(28)

Total	$2,606	$2,470	$5,241	$4,913

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

In the second quarter of 2009, MMC adopted the guidance issued by the FASB for Recognition and Presentation of Other-Than-Temporary Impairments. It amends GAAP guidance including SEC SAB Topic 5M and other authoritative literature that allow the holders of debt securities not to recognize other-than-temporary impairments based on their intent and ability to hold a security until recovery in fair value to its amortized cost. The other-than-temporary impairment model applies only to debt securities and not equity securities. The guidance requires recognition of a credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis) through earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

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

In December 2009, the FASB issued new guidance related to the Consolidation of Variable Interest Entities (“VIE”) and transfer of assets. The new guidance focuses on ‘controlling financial interests’ and requires companies to perform qualitative analysis to determine whether they must consolidate a VIE by assessing whether the variable interests give them controlling financial interests in the VIE. This guidance is effective for transfers occurring on or after November 15, 2009. Provisions must be applied in annual reporting periods beginning after November 15, 2009 and interim periods within that annual period. The adoption of the guidance did not have a material impact on the Company’s financial statements. Also, effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result, the above guidance did not apply to certain investment management trusts managed by Mercer.

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

On April 29, 2010, the FASB issued guidance which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of this guidance is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. This is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is evaluating the impact of adopting this new guidance.

In May 2010, the FASB issued guidance for foreign currency issues and Venezuela’s highly inflationary status. The guidance states that Venezuela’s economy should be considered highly inflationary as of January 1, 2010 and therefore a U.S. dollar reporting entity must remeasure the financial statements of its Venezuelan subsidiaries as if the subsidiaries’ functional reporting currency were the entity’s reporting currency (i.e., the U.S. dollar). Any differences between the U.S. dollar denominated balances recorded by the Venezuelan subsidiaries and the amounts reported in the entity’s consolidated financial statements must be recognized in earnings or as part of its cumulative translation adjustment. The adoption of the guidance did not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. MMC’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; and Oliver Wyman Group, which provides management consulting and other services. Following the sale of Kroll, as discussed below, MMC has approximately 50,000 employees worldwide who provide analysis, advice and transactional capabilities to clients in over 100 countries.

MMC’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related investment and outsourcing services, and specialized management, economic and brand consulting services. Risk Consulting & Technology, conducted through Kroll, includes risk consulting and related investigative, intelligence, financial, security and technology services. On August 3, 2010, MMC completed the sale of Kroll and in the first quarter of 2010, completed the sale of Kroll Laboratory Specialists (“KLS”). The account balances and activities of Kroll and KLS were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009 and the accompanying consolidated statements of income for the three and six month periods ended June 30, 2010 and 2009. The net after-tax loss on the disposal of KLS is included in discontinued operations in 2010. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”). KGS’s results of operations for 2009 and the after-tax loss on the disposal are included in discontinued operations.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest independent insurance agencies in the Midwest and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services. On April 30, 2010, Marsh completed the acquisition of the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), one of the largest regional insurance brokerages in New England.

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

Consolidated Results of Operations

	Second Quarter		Six Months
(In millions, except per share figures)	2010	2009	2010	2009
Revenue	$2,606	$2,470	$5,241	$4,913

Expense:
Compensation and Benefits	1,614	1,528	3,189	3,020
Other Operating Expenses	1,042	648	1,677	1,282

Operating Expenses	2,656	2,176	4,866	4,302

Operating (Loss) Income	(50)	294	375	611

(Loss) Income From Continuing Operations	(29)	157	245	329
Discontinued Operations, net of tax	271	(347)	249	(338)

Net Income (Loss) Before Non-Controlling Interest	242	(190)	494	(9)

Net Income (Loss) Attributable to MMC	$236	$(193)	$484	$(17)

(Loss) Income From Continuing Operations Per Share:
Basic	$(0.06)	$0.28	$0.43	$0.60

Diluted	$(0.06)	$0.28	$0.43	$0.60

Net Income (Loss) Per Share Attributable to MMC:
Basic	$0.43	$(0.36)	$0.89	$(0.03)

Diluted	$0.43	$(0.37)	$0.88	$(0.03)

Average Number of Shares Outstanding:
Basic	541	522	537	519

Diluted	545	523	541	519

Shares Outstanding at June 30,	542	523	542	523

MMC reported a consolidated operating loss of $(50) million in the second quarter of 2010 compared with operating income of $294 million in the prior year. On June 11, 2010, MMC announced that it had resolved litigation brought by the Alaska Retirement Management Board (“ARMB”) on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. This settlement, in which Mercer expressly denies liability, resolves all claims against Mercer by the ARMB and the State of Alaska related to this matter. Under the terms of the settlement agreement, Mercer has agreed to pay $500 million, of which $100 million will be covered by insurance. The second quarter results include a net charge of $400 million in the Consulting segment, which after the effect of income taxes, reduced earnings by approximately $0.44 per share. In 2009, Mercer recorded incremental professional liability costs of approximately $30 million relating to a professional liability settlement.

MMC reported consolidated operating income of $375 million for the first six months of 2010 compared with $611 million in the prior year. Excluding the charges in Mercer discussed above, operating income would have been $775 million or 21% above last year. This reflects a $63 million increase in the Risk and Insurance Services segment, a $42 million increase in Consulting and a reduction in Corporate and other expenses of $29 million, primarily related to lower restructuring costs in 2010 versus 2009.

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

(In millions of dollars)	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2010	2009
Risk and Insurance Services
Marsh	$1,205	$1,103	9%	1%	7%	1%
Guy Carpenter	243	227	7%	1%	4%	2%

Subtotal	1,448	1,330	9%	1%	7%	1%
Fiduciary Interest Income	11	13	(22)%	1%	—	(22)%

Total Risk and Insurance Services	1,459	1,343	9%	1%	7%	1%

Consulting
Mercer	838	832	1%	2%	—	(1)%
Oliver Wyman Group	330	311	6%	(2)%	—	8%

Total Consulting	1,168	1,143	2%	1%	—	2%

Corporate/Eliminations	(21)	(16)

Total Revenue	$2,606	$2,470	6%	1%	4%	1%

*	Components of revenue change may not add across due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

(In millions of dollars)	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2010	2009
Marsh:
EMEA	$397	$365	9%	(2)%	8%	3%
Asia Pacific	139	109	28%	9%	8%	12%
Latin America	66	57	17%	5%	—	13%

Total International	602	531	14%	1%	7%	6%
U.S. / Canada	603	572	6%	2%	8%	(4)%

Total Marsh	$1,205	$1,103	9%	1%	7%	1%

Mercer:
Retirement	$259	$271	(4)%	1%	—	(5)%
Health and Benefits	227	224	2%	—	—	2%
Rewards, Talent & Communications	102	110	(8)%	2%	—	(9)%

Total Mercer Consulting	588	605	(3)%	1%	—	(3)%
Outsourcing	161	154	5%	4%	—	—
Investment Consulting & Management	89	73	21%	4%	—	17%

Total Mercer	$838	$832	1%	2%	—	(1)%

(In millions of dollars)	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2010	2009
Risk and Insurance Services
Marsh	$2,371	$2,179	9%	3%	5%	1%
Guy Carpenter	558	508	10%	2%	6%	1%

Subtotal	2,929	2,687	9%	3%	5%	1%
Fiduciary Interest Income	22	28	(25)%	4%	—	(29)%

Total Risk and Insurance Services	2,951	2,715	9%	3%	5%	—

Consulting
Mercer	1,687	1,635	3%	4%	—	(1)%
Oliver Wyman Group	636	591	7%	1%	—	7%

Total Consulting	2,323	2,226	4%	3%	—	1%

Corporate/Eliminations	(33)	(28)

Total Revenue	$5,241	$4,913	7%	3%	3%	1%

*	Components of revenue change may not add across due to rounding.

				Components of Revenue Change*
	Six Months Ended June 30,		% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2010	2009
Marsh:
EMEA	$924	$865	7%	3%	3%	1%
Asia Pacific	238	195	22%	11%	3%	7%
Latin America	118	104	14%	7%	(1)%	8%

Total International	1,280	1,164	10%	5%	3%	3%
U.S. / Canada	1,091	1,015	8%	2%	8%	(2)%

Total Marsh	$2,371	$2,179	9%	3%	5%	1%

Mercer:
Retirement	$539	$547	(1)%	4%	—	(5)%
Health and Benefits	452	436	4%	2%	—	2%
Rewards, Talent & Communications	195	215	(9)%	3%	—	(12)%

Total Mercer Consulting	1,186	1,198	(1)%	3%	—	(4)%
Outsourcing	323	296	9%	8%	—	1%
Investment Consulting & Management	178	141	26%	9%	—	17%

Total Mercer	$1,687	$1,635	3%	4%	—	(1)%

*	Components of revenue change may not add across due to rounding.

Revenue

Consolidated revenue for the second quarter of 2010 was $2.6 billion, an increase of 6% compared with the same period in the prior year, or 1% on an underlying basis.

Revenue in the Risk and Insurance Services segment for the second quarter of 2010 increased 9% from the same period in 2009, or 1% on an underlying basis. Within the Risk and Insurance Services segment, a 2% increase in underlying revenue at Guy Carpenter and 1% in Marsh were partly offset by a 22% decline in fiduciary interest income. Consulting revenue increased 2%, resulting from increases of 1% in Mercer and 6% in Oliver Wyman. On an underlying basis, Consulting revenue increased 2% reflecting an increase of 8% in Oliver Wyman, partly offset by a 1% decline at Mercer.

For the first six months of 2010, risk and insurance services revenue increased 9% from the same period in 2009, and was flat on an underlying basis consulting revenue increased 4%, resulting from a 3% increase in Mercer and a 7% increase in Oliver Wyman. On an underlying basis, consulting revenue increased 1%, resulting from a 7% increase in Oliver Wyman, partly offset by a 1% decrease in Mercer.

Operating Expense

Consolidated operating expense in the second quarter of 2010 increased 22% from the same period in 2009. This reflects a 1% increase due to the impact of foreign exchange, a 4% increase due to the impact of acquisitions, and a 17% increase in underlying expense. This reflects the impact of the $400 million charge related to the Alaska settlement, partly offset by a 1% decrease in all other expenses on an underlying basis.

For the six months ended June 30, 2010, operating expenses increased 13% compared with the same period in 2009. This increase reflects the $400 million net settlement at Mercer which represented 9% of the increase, and increases of 3% due to the impact of foreign exchange and 3% due to the impact of acquisitions, partly offset by a decrease of 2% in underlying expenses.

Restructuring

Actions Initiated in 2010

For the first six months of 2010, MMC implemented restructuring actions which resulted in costs totaling $41 million, primarily related to severance and benefits. Approximately $25 million of these costs related to cost reduction activities for recent acquisitions. Total costs were incurred as follows: Marsh - $22 million, Guy Carpenter - $15 million, Mercer - $2 million and MMC - $2 million. These activities resulted in the elimination of approximately 150 positions at Marsh, 70 positions at Guy Carpenter, 40 positions at Mercer and 50 positions at MMC.

The annualized cost savings from these actions are expected to be approximately $35 million.

Actions Initiated Prior to 2010

Prior to 2010, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. MMC incurred restructuring costs of $16 million for the six months ended June 30, 2010 in connection with actions initiated in prior years, primarily due to severance and related benefits and adjustments to the estimated future rent and real estate costs related to previously vacated space.

The expenses associated with the above initiatives are included in Compensation and benefits and Other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued compensation, depending on the nature of the items.

Risk and Insurance Services

The results of operations for the Risk and Insurance Services segment are presented below:

	Second Quarter		Six Months
(In millions of dollars)	2010	2009	2010	2009
Revenue	$1,459	$1,343	$2,951	$2,715

Compensation and Benefits	834	762	1,615	1,484
Other Expenses	367	336	731	689

Expense	1,201	1,098	2,346	2,173

Operating Income	$258	$245	$605	$542

Operating Income Margin	17.7%	18.2%	20.5%	20.0%

Revenue

Revenue in the Risk and Insurance Services segment in the second quarter of 2010 increased 9%, or 1% on an underlying basis compared with the same period in 2009. This performance was achieved in continued soft market conditions for commercial property-casualty insurance and a decline in the volume of net written premiums in the property-casualty industry, which has been adversely affected by recessionary conditions over the past two years.

In Marsh, revenue in the second quarter of 2010 was $1.2 billion, an increase of 9% from the same quarter of the prior year reflecting a 7% increase from acquisitions and a 1% increase resulting from the impact of foreign currency translation. Revenue increased 1% on an underlying basis, reflecting the economic environment and the downward pressure on commercial insurance premium rates.

Despite these difficult market conditions, Marsh increased revenues in several geographies, showing strong new business growth for the quarter. Underlying revenue increases of 3% in EMEA, 13% in Latin America, and 12% in Asia Pacific were mostly offset by a 4% decrease in U.S. / Canada.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance agencies in the Midwest and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services. On April 30, 2010, Marsh acquired the Bostonian Group, one of the largest regional insurance brokerages in New England.

Guy Carpenter’s revenue increased 7% to $243 million in the second quarter of 2010 compared with the same period in 2009, or 2% on an underlying basis. The increase in underlying revenue was primarily due to continued strong new business. In April 2009, Guy Carpenter acquired John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

Fiduciary interest income was $11 million in the second quarter of 2010, a decrease of 22% compared with the same period of 2009, driven by lower interest rates, partly offset by the impact of foreign exchange rates.

Revenue in the Risk and Insurance Services segment increased 9% for the first six months of 2010 compared with the same period of 2009 and was flat on an underlying basis.

Expense

Expenses in the Risk and Insurance Services segment increased 9% in the second quarter of 2010, compared with the same period in the prior year, reflecting a 1% increase related to the impact of foreign currency, a 7% increase from acquisitions and a 1% increase in underlying expenses. The increase in underlying expenses is primarily due to higher pension related expenses.

Expenses for the six-month period in 2010 increased 8% compared with prior year. On an underlying basis, expenses decreased 1% versus 2009. The decrease in underlying expenses reflects lower restructuring related activities partly offset by higher pension related expenses.

Consulting

The results of operations for the Consulting segment are presented below:

	Second Quarter		Six Months
(In millions of dollars)	2010	2009	2010	2009
Revenue	$1,168	$1,143	$2,323	$2,226

Compensation and Benefits	721	710	1,458	1,422
Other Expenses	722	337	1,024	635

Expense	1,443	1,047	2,482	2,057

Operating Income	$(275)	$96	$(159)	$169

Operating Income Margin	N/A	8.4%	N/A	7.6%

Revenue

Consulting revenue in the second quarter of 2010 increased 2% compared with the same period in 2009, or 2% on an underlying basis. Mercer’s revenue was $838 million in the second quarter of 2010, an increase of 1%. On an underlying basis, Mercer’s revenue decreased 1%. Within Mercer’s consulting lines, revenue decreased 3% on an underlying basis compared with the second quarter of 2009, reflecting a decrease of 9% in other consulting lines, a 5% decline in retirement, partly offset by an increase of 2% in health and benefits. The growth in health and benefits resulted from increases in Canada, EMEA and Asia Pacific, partly offset by a reduction in the U.S. due to a near-term disruption in demand as Congress debated significant legislation changes to the U.S. healthcare system. Outsourcing revenue remained flat on an underlying basis, driven by growth in Asia Pacific and the U.S. Investment Consulting & Management revenue increased 17% on an underlying basis, due to strong growth in the U.S., EMEA and Asia Pacific, primarily reflecting an increase in assets under management and advisory assets. Oliver Wyman’s revenue increased 6% to $330 million in the second quarter of 2010, or 8% on an underlying basis, driven by double-digit revenue growth within its financial services practice.

Consulting revenue in the first six months of 2010 increased 4% compared with the same period in 2009, or 1% on an underlying basis. Mercer’s revenue increased 3% but decreased 1% on an underlying basis; reflecting an underlying revenue decrease in consulting of 4%, offset by an increase in outsourcing of 1% and investment consulting and management of 17%. Within Mercer’s consulting lines, underlying revenue in retirement decreased 5% versus prior year and other consulting lines decreased 12%, partly offset by a 2% increase in health and benefits. Oliver Wyman’s revenue increased 7% on an underlying basis, compared with the same period last year.

Expense

Consulting expenses increased 38% in the second quarter of 2010 compared with the same period in 2009, reflecting a 1% increase from the impact of foreign exchange rates, and a 37% increase of underlying expenses. Mercer recorded a net $400 million charge related to the Alaska settlement in 2010 and incremental costs of $30 million related to a professional liability settlement in 2009. Excluding these charges, underlying expenses increased 2%. The increase in expense reflects higher pension related costs and asset based fees in Mercer’s Investment Consulting and Management operations, partly offset by lower severance costs.

For the six months ended June 30, 2010, expenses increased 21% reflecting a 3% increase from the impact of foreign exchange rates and were 1% lower on an underlying basis, excluding the impact of the professional liability charges noted above. This reflects the impact of higher pension related costs offset by lower base salary.

Goodwill Impairment Tests

In its 2009 10-K, MMC disclosed that the fair value of its Oliver Wyman (“OW”) reporting unit, as measured in the third quarter 2009 goodwill impairment test (the “2009 test”) had declined substantially compared with the prior year. MMC did not conclude the reporting unit was at substantial risk of failing, but disclosure of the decline in fair value was made to highlight the increased risk of possible goodwill impairment compared with prior tests. In the 2009 test, the fair value of OW exceeded its carrying value by 20%. Goodwill allocable to the OW reporting unit was approximately $500 million at June 30, 2010.

MMC principally used a market approach to estimate the fair value of OW in the 2009 test.

Under this method, projected revenue, net operating income and EBITDA for 2009 (actual results through June 30, 2009 and projected results thereafter), as well as market multiples of comparable companies are key elements that go into the fair value determination. OW’s aggregate performance for the last four quarters (third and fourth quarters of 2009 and first and second quarters of 2010), has exceeded the projected amounts used in the 2009 test. However, the fair value estimate that will be prepared and used for the third quarter 2010, goodwill impairment test will be dependent on assumptions about OW’s future revenue and performance, market multiples of comparable companies and OW’s performance in relation to those comparable companies. Movements in any or all or those variables could result in a fair value estimate for OW that is lower than its carrying value.

Corporate Expenses and Other

Corporate expenses in the second quarter of 2010 were $33 million compared with $47 million in the prior year. The decrease is primarily due to lower restructuring and related charges in 2010 compared with 2009. Corporate expenses for the six-months of 2010 decreased $29 million from 2009 due to lower restructuring charges and consulting fees.

Interest

Interest income earned on corporate funds amounted to $3 million in the second quarter of 2010, compared with $4 million in the second quarter of 2009. The decrease in interest income is due to lower average interest rates in 2010 compared with the prior year. Interest expense of $60 million in the second quarter of 2010 decreased $5 million from the same period in the prior year. This decrease is primarily due to lower average debt from a note that matured in June 2009.

Investment Income (Loss)

Net investment income in the second quarter of 2010 was $18 million primarily due to mark-to-market increases on private equity investments. This compares with investment losses of $32 million in the second quarter of 2009 primarily due to mark-to-market decreases on private equity fund investments. For the six months of 2010, investment income was $26 million compared with $47 million of losses in the prior period.

Income Taxes

MMC reported a net income tax benefit of $60 million in continuing operations in the second quarter of 2010 on a pretax loss of $89 million, an effective tax rate of 67.4%. The high tax benefit rate primarily reflects the combination of the tax benefit related to the Alaska settlement, determined at U.S. tax rates, with other pretax income that is subject to lower average effective tax rates applicable worldwide. Excluding the impact of the Alaska settlement, the effective tax rate for the quarter was 32.3%. The 14.9% effective tax rate for the first six months of 2010 also primarily reflects the benefit associated with the Alaska settlement. Excluding the effect of the settlement, the effective tax rate for the first six months was 29.5%. The increase in effective tax rates compared to 2009, excluding the Alaska settlement, primarily reflects a change in the worldwide mix of earnings.

MMC’s 21.9% effective tax rate in the second quarter of 2009 primarily reflects a favorable adjustment from reducing the forecasted, full-year effective tax rate compared with the estimate as of the first quarter. The effective tax rate for the first six months of 2009 was 27.4%.

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

A $265 million deferred tax benefit was recorded in discontinued operations during the second quarter of 2010 to establish a deferred tax asset in connection with classifying Kroll as a discontinued operation. MMC’s tax basis in its investment in the stock of Kroll exceeds the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting but not tax. Prior to the second quarter of 2010, the tax benefit was not recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in tax benefit. Kroll was classified as a discontinued operation in the second quarter of 2010. ASC 740-30-25-10 provides that deciding that a subsidiary meets the requirements for measurement and display as a discontinued operation makes it apparent that the temporary difference will reverse in the foreseeable future. Entering into an agreement to sell the stock of Kroll in the second quarter of 2010, coupled with MMC’s ability to carry back the capital loss realized against its 2007 capital gain from the sale of Putnam, made it apparent that in the foreseeable future the temporary difference would reverse in a transaction structure that would realize a tax benefit.

Dispositions

On August 3, 2010, MMC completed its sale of Kroll to Altegrity for cash proceeds of $1.13 billion. In the first quarter of 2010, Kroll completed the sale of KLS. The account balances and activities of Kroll and KLS were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009 and the accompanying consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009. The after-tax loss on this disposal is included in discontinued operations in 2010. The operating results of KLS have been reclassified into discontinued operations.

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”). The financial results of KGS for the second quarter of 2009 are included in discontinued operations. Discontinued operations in the second quarter of 2010 and 2009 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2010	2009	2010	2009
Revenue	$163	$173	$325	$359

Income before provision for income tax	$17	$(309)	$32	$(296)
Provision for income tax	—	7	15	8

Income from discontinued operations	17	(316)	17	(304)

(Loss) gain on disposal of discontinued operations	(8)	(10)	7	(10)
Provision (credit) for income tax	(262)	21	(225)	24

(Loss) gain on disposal of discontinued operations, net of tax	254	(31)	232	(34)

Discontinued operations, net of tax	$271	$(347)	$249	$(338)

Liquidity and Capital Resources

Operating Cash Flows

MMC provided $272 million of cash from operations for the six months ended June 30, 2010, compared with $236 million used for the same period in 2009. These amounts reflect the net income of MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.

On June 11, 2010, MMC announced that it has resolved litigation brought by the Alaska Retirement Management Board (ARMB) on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. Under the terms of the settlement agreement, Mercer has agreed to pay $500 million, of which $100 million will be covered by insurance. The Company expects to fund this payment from cash on hand in the third quarter of 2010. The Company has recorded a tax benefit of $265 million related to the disposition of Kroll and a $160 million tax benefit related to the Alaska Settlement. MMC expects to realize approximately 80% of these tax benefits within the next twelve months.

Financing Cash Flows

Net cash used for financing activities was $265 million for the period ended June 30, 2010 compared with $238 million provided for the same period in 2009.

MMC paid dividends on its common shares of $221 million ($0.40 per share) during the first six months of 2010, as compared with $207 million ($0.40 per share) during the first six months of 2009.

In the first quarter of 2009, MMC issued $400 million of 9.25% ten-year fixed rate senior notes to refinance the senior notes that matured in June 2009.

The Company expects to use cash received from the Kroll disposition to fund the maturity of $550 million of senior notes in the third quarter of 2010.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2010.

In the first quarter of 2010, MMC paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

MMC’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. MMC’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. MMC carries a stable outlook from Moody’s and a negative outlook from Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $153 million in the first six months of 2010, compared with $60 million for the same period in 2009.

MMC made four acquisitions during the first six months of 2010. Cash used for these acquisitions, net of cash acquired, was approximately $164 million compared with $6 million in 2009. In addition, MMC issued approximately 7.4 million shares of common stock with an acquisition date value of $178 million, and recorded a liability of $55 million for estimated contingent purchase consideration related to the acquisitions completed in the second quarter of 2010. In 2010, MMC also paid $14 million of deferred purchase consideration and $2 million of contingent purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of $209 million for acquisitions completed in the second quarter of 2010 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2010. Cash generated from the disposition of KLS was $110 million in the second quarter of 2010 compared to $70 million related to the disposition of KGS in 2009.

MMC’s additions to fixed assets and capitalized software amounted to $143 million for both six month periods ended 2010 and 2009, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

The company received $1.13 billion from its disposition of Kroll, which closed on August 3, 2010. The cash from the Kroll disposition is not included in the consolidated statement of cash flows for the period ended June 30, 2010.

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

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2010 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years

Current portion of long-term debt	$558	$558	$—	$—	$—
Long-term debt	3,038	—	520	670	1,848
Interest on long-term debt	1,619	200	354	294	771
Net operating leases	2,232	343	569	413	907
Service agreements	380	94	121	84	81
Other long-term obligations	210	76	120	14	—

Total	$8,037	$1,271	$1,684	$1,475	$3,607

The above does not include unrecognized tax benefits of $211 million as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $15 million that may become payable within one year. The above does not include liabilities established relating to guarantees from indemnities as MMC is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $887 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $24 million are classified as available for sale under ASC Topic No. 320 (“Investments – Debt and Equity Securities”). Non-publicly traded investments of $38 million are accounted for using the cost method and $180 million are accounted for under ASC Topic No. 323 (“Investments – Equity Method and Joint Ventures”). The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Issuer Repurchases of Equity Securities

MMC did not repurchase any shares of its common stock during the second quarter of 2010. Pursuant to an August 2007 authorization by MMC’s Board of Directors, MMC remains authorized to repurchase shares of its common stock up to a dollar value of $700 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	__	__	__	$700 million

May 1-31, 2010	__	__	__	$700 million

June 1-30, 2010	__	__	__	$700 million

Total Q2 2010	__	__	__	$700 million

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: August 6, 2010	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

2.1	Stock Purchase Agreement, dated as of June 6, 2010, by and between Marsh & McLennan Companies, Inc. and Altegrity, Inc.*

10.1	Form of Deferred Stock Unit Award, dated as of May 3, 2010, under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MMC undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. The Stock Purchase Agreement has been filed as an exhibit to this Quarterly Report on Form 10-Q to provide you with information regarding the terms of the agreement and is not intended to modify or supplement any factual disclosures about MMC in our public reports filed with the Securities and Exchange Commission. The representations, warranties and covenants contained in the Stock Purchase Agreement were made solely for the purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such Stock Purchase Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to such Stock Purchase Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to stockholders. Stockholders are not third-party beneficiaries under the Stock Purchase Agreement and should not rely on the representations, warranties or covenants of any descriptions thereof as characterizations of the actual state of facts or conditions of MMC.

**	To be furnished within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.