Form 10-Q/A
period 2010-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2010-08-17
CIK 62709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Marsh & McLennan Companies, Inc.

(Exact Name of Registrant as Specified in Charter)

Delaware	1-5998	36-2668272
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1166 Avenue of the Americas, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 345-5000

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

EXPLANATORY NOTE

This Amendment No. 1 to Marsh & McLennan Companies, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from Marsh & McLennan Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Date: August 17, 2010	By:	/s/ Vanessa A. Wittman
	Name:	Vanessa A. Wittman
	Title:	Executive Vice President & Chief Financial Officer

MARSH & McLENNAN COMPANIES, INC.

Date: August 17, 2010	By:	/s/ Robert J. Rapport
	Name:	Robert J. Rapport
	Title:	Senior Vice President & Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated as of June 6, 2010, by and between Marsh & McLennan Companies, Inc. and Altegrity, Inc. *

10.1	Form of Deferred Stock Unit Award, dated as of May 3, 2010, under the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan *

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

4