Form 10-Q
period 2010-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2010-11-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were outstanding 543,450,682 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include:

¡	our exposure to potential liabilities arising from errors and omissions claims against us, particularly in our Marsh and Mercer businesses;

¡	the impact of any regional, national or global political, economic, regulatory or market conditions on our results of operations and financial condition;

¡	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from the businesses we acquire;

¡	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

¡	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2010	2009	2010	2009
Revenue	$2,524	$2,354	$7,765	$7,267
Expense:
Compensation and benefits	1,586	1,533	4,775	4,553
Other operating expenses	699	626	2,376	1,908
Operating expenses	2,285	2,159	7,151	6,461
Operating income	239	195	614	806
Interest income	6	3	13	13
Interest expense	(60)	(59)	(180)	(180)
Investment (loss) income	(2)	22	24	(25)
Income before income taxes	183	161	471	614
Income tax expense (credit)	55	(46)	98	78
Income from continuing operations	128	207	373	536
Discontinued operations, net of tax	43	18	292	(320)
Net income before non-controlling interest	171	225	665	216
Less: Net income attributable to non-controlling interests	3	4	13	12
Net income attributable to MMC	$ 168	$ 221	$ 652	$ 204
Basic net income per share – Continuing operations	$ 0.23	$ 0.38	$ 0.66	$ 0.98
– Net income attributable to MMC	$ 0.30	$ 0.41	$ 1.19	$ 0.38
Diluted net income per share – Continuing operations	$ 0.22	$ 0.38	$ 0.65	$ 0.98
– Net income attributable to MMC	$ 0.30	$ 0.41	$ 1.18	$ 0.38
Weighted average number of shares outstanding – Basic	543	524	539	521
– Diluted	548	526	543	522
Shares outstanding at September 30,	543	526	543	526

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars)	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 1,695	$ 1,707
Receivables
Commissions and fees	2,506	2,298
Advanced premiums and claims	98	86
Income tax receivable	370	175
Other	192	272
	3,166	2,831
Less-allowance for doubtful accounts and cancellations	(111)	(107)
Net receivables	3,055	2,724
Current assets of discontinued operations	—	221
Other current assets	295	279
Total current assets	5,045	4,931
Goodwill and intangible assets	6,647	6,219
Fixed assets (net of accumulated depreciation and amortization of $1,411 at September 30, 2010 and $1,332 at December 31, 2009)	816	850
Pension related assets	271	94
Deferred tax assets	1,221	1,234
Non-current assets of discontinued operations	—	1,085
Other assets	903	924
	$14,903	$15,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions of dollars)	September 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ 9	$ 558
Accounts payable and accrued liabilities	1,780	1,751
Accrued compensation and employee benefits	1,043	1,290
Liabilities of discontinued operations	—	116
Dividends payable	115	—
Total current liabilities	2,947	3,715
Fiduciary liabilities	4,322	3,559
Less – cash and investments held in a fiduciary capacity	(4,322)	(3,559)

Long-term debt	3,028	3,034
Pension, postretirement and postemployment benefits	945	1,182
Liabilities for errors and omissions	441	518
Other liabilities	1,127	1,025
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2010 and December 31, 2009	561	561
Additional paid-in capital	1,159	1,211
Retained earnings	7,236	7,033
Accumulated other comprehensive loss	(2,138)	(2,171)
Non-controlling interests	45	35
	6,863	6,669
Less – treasury shares, at cost, 17,523,768 shares at September 30, 2010 and 30,967,116 shares at December 31, 2009	(448)	(806)
Total stockholders’ equity	6,415	5,863
	$14,903	$15,337

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, (In millions of dollars)	2010	2009
Operating cash flows:
Net income before non-controlling interests	$ 665	$ 216
Adjustments to reconcile net income to cash provided by operations:
Goodwill impairment charge	—	315
Depreciation and amortization of fixed assets and capitalized software	222	229
Amortization of intangible assets	52	48
Provision for deferred income taxes	(40)	25
(Gain) loss on investments	(21)	30
Loss on disposition of assets	(23)	46
Stock option expense	14	8
Changes in assets and liabilities:
Net receivables	(248)	46
Other current assets	(16)	(8)
Other assets	(167)	(253)
Accounts payable and accrued liabilities	(33)	1
Accrued compensation and employee benefits	(269)	(186)
Accrued income taxes	(23)	(96)
Other liabilities	(117)	64
Effect of exchange rate changes	54	(80)
Net cash provided by operations	50	405
Financing cash flows:
Proceeds from issuance of debt	—	398
Repayments of debt	(557)	(406)
Purchase of non-controlling interests	(15)	(24)
Shares withheld for taxes on vested units	(54)	(32)
Issuance of common stock	28	28
Dividends paid	(333)	(322)
Net cash used for financing activities	(931)	(358)
Investing cash flows:
Capital expenditures	(193)	(209)
Net sales of long-term investments	58	17
Proceeds from sales of fixed assets	3	7
Dispositions	1,194	75
Acquisitions	(248)	(7)
Other, net	3	3
Net cash provided by (used for) investing activities	817	(114)
Effect of exchange rate changes on cash and cash equivalents	(18)	195
(Decrease) increase in cash and cash equivalents	(82)	128
Cash and cash equivalents at beginning of period	1,777	1,685
Cash and cash equivalents at end of period	1,695	1,813
Cash and cash equivalents – reported as discontinued operations	—	67
Cash and cash equivalents – continuing operations	$1,695	$1,746

The accompanying notes are an integral part of these consolidated statements.

MARSH & MCLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

For the Nine Months Ended September 30, (In millions, except per share figures)	2010	2009
COMMON STOCK
Balance, beginning and end of year	$ 561	$ 561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$ 1,211	$ 1,245
Change in accrued stock compensation costs	(25)	11
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax deficiency	(12)	2
Purchase of subsidiary shares from non-controlling interests	—	(38)
Issuance of shares for acquisitions	(15)	(39)
Balance, end of period	$ 1,159	$ 1,181

RETAINED EARNINGS
Balance, beginning of year	$ 7,033	$ 7,237
Net income attributable to MMC (a)	652	204
Dividend equivalents paid	(12)	(10)
Dividends declared – (per share amounts: $0.81 in 2010 and $0.80 in 2009)	(437)	(418)
Balance, end of period	$ 7,236	$ 7,013

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,171)	$(2,098)
Foreign currency translation adjustments (b)	(44)	393
Unrealized investment holding losses, net of reclassification adjustments (c)	(11)	—
Net changes under benefit plans, net of tax (d)	88	(131)
Balance, end of period	$(2,138)	$(1,836)

TREASURY SHARES
Balance, beginning of year	$ (806)	$(1,223)
Issuance of shares under stock compensation plans and employee stock purchase plans	160	127
Issuance of shares for acquisitions	198	181
Balance, end of period	$ (448)	$ (915)

NON-CONTROLLING INTERESTS
Balance, beginning of year	$ 35	$ 38
Net income attributable to non-controlling interests, net of discontinued operations (e)	13	12
Purchase of subsidiary shares from non-controlling interests	—	(8)
Other changes	(3)	(7)
Balance, end of period	$ 45	$ 35
TOTAL STOCKHOLDERS’ EQUITY	$ 6,415	$ 6,039
TOTAL COMPREHENSIVE INCOME (LOSS) (a+b+c+d+e)	$ 698	$ 478

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Nature of Operations

Marsh & McLennan Companies, Inc. (“MMC”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, MMC’s two business segments are: Risk and Insurance Services and Consulting. As discussed below on August 3, 2010, MMC completed the sale of Kroll, MMC’s former Risk Consulting & Technology segment, to Altegrity, Inc. (“Altegrity”).

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. MMC conducts business in this segment through Marsh and Guy Carpenter.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance broking firms in the Midwest region and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh acquired HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services and the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), one of the largest regional insurance brokerages in New England.

In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc. In September 2009, Marsh acquired International Advisory Services, Ltd., the largest independent manager of captives and third-party insurance companies in Bermuda. In December 2009, Marsh acquired the NIA Group, LLC, one of the largest, independent insurance agencies in the Northeast.

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. MMC conducts business in this segment through Mercer and Oliver Wyman Group. In July 2010, Mercer acquired Innovative Process Administration (“IPA”), a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.

In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). On August 3, 2010, MMC completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion. The account balances and activities of Kroll and KLS were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at December 31, 2009 and the accompanying consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009. The after-tax loss on the disposal of KLS and the gain-on-sale and tax benefits related to Kroll are included in discontinued operations in 2010.

2.    Principles of Consolidation and Other Matters

The consolidated financial statements included herein have been prepared by MMC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations for interim filings, although MMC believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MMC’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) and the amended financial information filed in MMC’s Current Report on Form 8-K dated September 2, 2010.

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of MMC’s results of operations for the three and nine month periods ended September 30, 2010 and 2009.

MMC reported an effective tax rate of 30.0% in continuing operations in the third quarter of 2010. The 20.8% effective tax rate for the first nine months of 2010 primarily reflects the benefit associated with the Alaska settlement recorded in the second quarter. This results from the deduction of the settlement from U.S. income, which has a relatively higher effective tax rate, combined with other pre-tax income that is subject to lower average effective tax rates applicable worldwide. Excluding the effect of the settlement, the effective tax rate for the first nine months was 29.6%.

In the third quarter of 2009 MMC reported a tax benefit of $46 million on pretax income of $161 million. This includes a net benefit of $95 million resulting from a decrease in the liability for unrecognized tax benefits and accrued interest related to prior tax years as a result of expiring statutes of limitations, audit settlements, and changes in estimates. Excluding this benefit, the effective tax rate for the third quarter of 2009 was 30.4%. The effective tax rate for the first nine months of 2009 was 12.7%. Excluding the effect of the benefit from the decrease in the liability for unrecognized tax benefits recognized in the third quarter, the effective tax rate for the first nine months of 2009 was 28.1%.

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

MMC has an investment in Trident II limited partnership, a private equity investment fund. MMC recorded losses of $4 million and gains of $22 million for the three month periods ended September 30, 2010 and 2009, respectively and gains of $13 million and losses of $29 million for the nine month periods ended September 30, 2010 and 2009, respectively related to

Trident II. At September 30, 2010, MMC’s investment in Trident II was approximately $146 million, reflected in the other assets in consolidated balance sheet. MMC’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $67 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.

3.    Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, MMC collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. MMC also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by MMC in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $33 million and $42 million for the nine month periods ended September 30, 2010 and 2009, respectively. The Consulting segment recorded fiduciary interest income of $3 million in each of the nine month periods ended September 30, 2010 and 2009. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $318 million and $577 million of fixed income securities classified as available for sale at September 30, 2010 and December 31, 2009, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, at September 30, 2010 were $7 million.

Net uncollected premiums and claims and the related payables amounted to $9.5 billion at September 30, 2010 and $9.9 billion at December 31, 2009. MMC is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of MMC and are not included in the accompanying consolidated balance sheets.

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

Basic EPS Calculation Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2010	2009	2010	2009
Income from continuing operations	$ 128	$ 207	$ 373	$ 536
Less: Non-controlling interests	3	4	13	12
Income from continuing operations attributable to MMC	125	203	360	524
Less: Portion attributable to participating securities	3	4	7	13
Income attributable to common shares for basic earnings per share	$ 122	$ 199	$ 353	$ 511
Basic weighted average common shares outstanding	543	524	539	521

Basic EPS Calculation Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2010	2009	2010	2009
Net income attributable to MMC	$ 168	$ 221	$ 652	$ 204
Less: Portion attributable to participating securities	3	5	11	5
Net income attributable to common shares for basic earnings per share	$ 165	$ 216	$ 641	$ 199
Basic weighted average common shares outstanding	543	524	539	521

Diluted EPS Calculation Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2010	2009	2010	2009
Income from continuing operations	$ 128	$ 207	$ 373	$ 536
Less: Non-controlling interests	3	4	13	12
Income from continuing operations attributable to MMC	125	203	360	524
Less: Portion attributable to participating securities	3	4	7	13
Income attributable to common shares for diluted earnings per share	$ 122	$ 199	$ 353	$ 511
Basic weighted average common shares outstanding	543	524	539	521
Dilutive effect of potentially issuable common shares	5	2	4	1
Diluted weighted average common shares outstanding	548	526	543	522
Average stock price used to calculate common stock equivalents	$23.58	$21.99	$23.19	$20.82

Diluted EPS Calculation Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2010	2009	2010	2009
Net income attributable to MMC	$ 168	$ 221	$ 652	$ 204
Less: Portion attributable to participating securities	3	5	11	5
Net income attributable to common shares for diluted earnings per share	$ 165	$ 216	$ 641	$ 199
Basic weighted average common shares outstanding	543	524	539	521
Dilutive effect of potentially issuable common shares	5	2	4	1
Diluted weighted average common shares outstanding	548	526	543	522
Average stock price used to calculate common stock equivalents	$23.58	$21.99	$23.19	$20.82

There were 44.1 million and 46.9 million stock options outstanding as of September 30, 2010 and 2009, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine month periods ended September 30, 2010 and 2009.

(In millions of dollars)	2010	2009
Assets acquired, excluding cash	$ 633	$ 236
Liabilities assumed	(163)	(13)
Shares issued (7.6 million and 6.8 million shares in 2010 and 2009, respectively)	(183)	(142)
Contingent/deferred purchase consideration	(65)	(77)
Net cash outflow for current year acquisitions	222	4
Purchase of other intangibles	3	—
Contingent payments from prior year acquisitions	2	3
Deferred purchase consideration from prior year acquisitions	21	—
Net cash outflow for acquisitions	$ 248	$ 7

(In millions of dollars)	2010	2009
Interest paid	$ 182	$ 192
Income taxes paid	$ 82	$ 148

MMC had non-cash issuances of common stock under its share-based payment plan of $173 million and $122 million for the nine months ended September 30, 2010 and 2009, respectively.

The consolidated cash flow statements include the cash flow impact by each cash flow category for discontinued operations. The cash flow impact of discontinued operations from operating, financing and investing is as follows:

For the Nine Months Ended September 30 (In millions of dollars)	2010	2009
Net cash used for operations	$(22)	$65
Net cash used for investing activities	$(14)	$(36)
Effect of exchange rate changes on cash and cash equivalents	$(2)	$6

The information above excludes the cash flow impacts of the actual disposal transactions related to discontinued operations because MMC believes the disposal transaction to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. MMC’s cash flow reflects the cash provided by investing activities in 2010 of $1.13 billion from the disposal of Kroll and $110 million for the disposition of KLS in 2010 and $70 million from the sale of Kroll Government Services (“KGS”) in 2009. These amounts have been excluded from the information presented in the above chart.

6.    Comprehensive Income

The components of comprehensive income for the nine month periods ended September 30, 2010 and 2009 are as follows:

(In millions of dollars)	2010	2009
Foreign currency translation adjustments net of income tax (credit) expense ($(3) for 2010 and $6 for 2009)	$ (44)	$393
Unrealized investment holding losses net of income tax (credit) expense ($(4) for 2010 and $0 for 2009)	(11)	—
Gains (losses) related to pension/retiree plans net of income tax (credit) expense ($34 for 2010 and $(53) for 2009)	88	(131)
Other comprehensive income	33	262
Net income before non-controlling interests	665	216
Comprehensive income before non-controlling interests	698	478
Less: Comprehensive income attributable to non-controlling interests	(13)	(12)
Comprehensive income attributable to MMC	$685	$466

7.    Acquisitions

MMC made four acquisitions in its Risk and Insurance Services segment during the first half of 2010 and two acquisitions in its Consulting segment in the third quarter of 2010.

In July 2010, Mercer acquired IPA, a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.

In the second quarter of 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd. This transaction deepens Marsh’s presence in the U.K., Hong Kong, Singapore, China and the Middle East. As part of the acquisition agreement, Marsh also entered into a strategic partnership with HSBC Bank that gives MMC preferred access to provide insurance broking and risk management services to HSBC and their corporate and private clients. Also in the second quarter, Marsh & McLennan Agency acquired the Bostonian Group, one of the largest regional insurance brokerages in New England. In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest independent insurance broking firms in the Midwest, and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions in the U.S. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.

Total purchase consideration for the six acquisitions made during 2010 was $530 million which consisted of cash paid of $282 million, the issuance of 7.6 million shares with a fair value of $183 million, and estimated contingent consideration of $65 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In 2010, MMC also paid $21 million of deferred purchase consideration, $3 million for the purchase of other intangible assets and $2 million of contingent purchase consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition costs for the companies acquired by MMC during 2010 to the assets acquired and liabilities assumed, based on their fair values.

(In millions of dollars)
Cash	$282
MMC common shares	183
Contingent consideration	65
Total Consideration	$530
Allocation of purchase price:
Cash and cash equivalents	$ 60
Accounts receivable, net	92
Property, plant, and equipment	7
Other assets	33
Intangible assets	155
Goodwill	346
Total assets acquired	693
Current liabilities	95
Other liabilities	68
Total liabilities assumed	163
Net assets acquired	$530

In the first quarter of 2010, MMC paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity, discussed in more detail below.

Prior Year Acquisitions

During the nine months ended September 30, 2009, MMC made three acquisitions for total purchase consideration of $240 million. The allocation of purchase consideration resulted in acquired goodwill and other intangible assets, amounting to $155 million and $64 million, respectively. MMC also paid $3 million of contingent consideration in 2009 related to acquisitions in prior years.

In the first quarter of 2009, MMC’s Risk & Insurance Services segment acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. Under applicable accounting guidance, changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary is accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is not permitted. Therefore, MMC recorded a decrease to additional paid in capital in the first quarter of 2009 of $38 million related to this transaction.

Pro-Forma Information

The following unaudited pro-forma financial data gives effect to the acquisitions made by MMC during 2009 and 2010, as if they occurred on January 1, 2009. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The pro-forma information also reflects the classification of Kroll’s operating results in discontinued operations for all periods presented. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Nine Months Ended September 30,		Year Ended December 31,
(In millions, except per share data)	2010	2009	2009
Revenue	$7,871	$7,602	$10,322
Income from continuing operations	$ 374	$ 558	$ 560
Net income attributable to MMC	$ 653	$ 226	$ 256
Basic net income per share:
– Continuing operations	$ 0.66	$ 1.00	$ 1.00
– Net income attributable to MMC	$ 1.19	$ 0.41	$ 0.47
Diluted net income per share:
– Continuing operations	$ 0.65	$ 0.99	$ 0.99
– Net income attributable to MMC	$ 1.18	$ 0.41	$ 0.47

8.    Dispositions

On August 3, 2010, MMC completed the sale of Kroll to Altegrity for cash proceeds of $1.13 billion. Kroll’s assets and liabilities are reported in discontinued operations at December 31, 2009. The pre-tax gain of $25 million, the tax benefit related to the disposal, Kroll’s results through August 3, 2010, and comparative results are included in discontinued operations in the accompanying consolidated statements of income.

MMC’s tax basis in its investment in the stock of Kroll exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not for tax. Prior to the second quarter of 2010, a tax benefit had not been recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in a tax benefit. Since Kroll met the criteria for classification as a discontinued operation in the second quarter of 2010, MMC determined that it had the ability to carry back the capital loss realized against prior realized capital gains. Therefore, a $265 million deferred tax benefit was recorded in discontinued operations in the second quarter of 2010 to establish a deferred tax asset.

In the first quarter of 2010, Kroll completed the sale of KLS. The after-tax loss on this disposal is included in discontinued operations in 2010. The operating results of KLS are included in discontinued operations.

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”). The operating results of KGS are included in discontinued operations. Discontinued operations in 2010 and 2009 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2010	2009	2010	2009
Kroll Operations
Revenue	$ 56	$ 171	$ 381	$ 530
Expense (a)	52	151	345	806
Net operating income	4	20	36	(276)
Income tax	1	8	16	16
Income from Kroll operations, net of tax	3	12	20	(292)
Other discontinued operations, net of tax	(7)	—	(7)	—
Income (loss) from discontinued operations, net of tax	(4)	12	13	(292)
Disposals of discontinued operations (b)	35	14	42	4
Income tax (credit) expense (c)	(12)	8	(237)	32
Disposals of discontinued operations, net of tax	47	6	279	(28)
Discontinued operations, net of tax	$ 43	$ 18	$ 292	$ (320)
Discontinued operations, net of tax per share
– Basic	$0.07	$0.03	$0.53	$(0.60)
– Diluted	$0.08	$0.03	$0.53	$(0.60)

(a)	Includes goodwill impairment charge of $315 million for the nine month period in 2009.

(b)

Includes gain on sale of Kroll in the three and nine month periods of 2010, the gain on the sale of KLS in the nine month period of 2010 and a loss on the sale of Kroll Government Services in the nine months of 2009.

(c)

The income tax credit related to the disposal of discontinued operations for the nine months ended September 30, 2010 primarily represents the recognition of tax benefits recorded in the second quarter when MMC concluded the sale of Kroll was probable. The nine months of 2010 also includes a tax provision of $36 million on the sale of KLS.

The assets and liabilities of Kroll are classified as current assets, non-current assets and current liabilities of discontinued operations in the Consolidated Balance Sheets at December 31, 2009. The assets of Kroll primarily consist of goodwill, other identified intangible assets, commissions and fees receivable and fixed assets.

9.    Goodwill and Other Intangibles

MMC is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. MMC performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. MMC completed its 2010 annual review in the third quarter and concluded goodwill was not impaired.

MMC completed the sale of Kroll on August 3, 2010. Goodwill related to Kroll has been reflected as assets of discontinued operations at December 31, 2009.

As previously reported, in the second quarter of 2009, Kroll completed the sale of KGS, its U.S. government security clearance screening business. As a result of the sale, MMC allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two portions. In addition, MMC evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as level 3 in the fair value hierarchy. On the basis of the step one impairment test, MMC concluded that goodwill in the reporting unit was impaired and completed the required step two portion of the impairment assessment. A step two impairment test, which under ASC Topic No. 350 (“Intangibles – Goodwill and Other”) is required to be completed after an impairment is indicated in a step one test, requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. MMC recorded a non-cash charge of $315 million to write down Kroll’s goodwill to its estimated fair value in 2009. This charge is included in discontinued operations, which also includes the operating results of Kroll.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2010	2009
Goodwill recorded	$7,636	$7,365
Accumulated impairment losses	(855)	(540)
Balance as of January 1, as reported	$6,781	$6,825
Goodwill acquired	349	158
Goodwill impairment related to discontinued operation	—	(315)
Reclassified to discontinued operations	(791)	(845)
Other adjustments (a)	(53)	88
Balance at September 30	$6,286	$5,911

(a)	Primarily foreign exchange.

The chart above reflects the elimination of goodwill and accumulated goodwill impairment charges in the risk consulting & technology segment, resulting from the disposal of Kroll. Goodwill related to Kroll of approximately $800 million at December 31, 2009 is included in non-current assets of discontinued operations in the consolidated balance sheets.

Goodwill allocable to MMC’s reportable segments is as follows: Risk & Insurance Services $4.3 billion and Consulting $2.0 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	September 30, 2010			December 31, 2009
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount

Amortized intangibles	$562	$201	$361	$395	$166	$229

Aggregate amortization expense for the nine months ended September 30, 2010 and 2009 was $36 million and $23 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense

2010 (excludes amortization through September 30, 2010)	$ 24
2011	47
2012	44
2013	38
2014	33
Subsequent years	175
$361

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

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full asset or liability (for example, certain mortgage loans).

Level 3.	Assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	9/30/10	12/31/09	9/30/10	12/31/09	9/30/10	12/31/09	9/30/10	12/31/09
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$ 1	$ 10	$ —	$ —	$—	$—	$ 1	$ 10
Mutual funds (a)	137	141	—	—	—	—	137	141
Medium term bond funds and fixed income securities (a)	—	—	—	6	—	—	—	6
Money market funds (b)	336	448	—	—	—	—	336	448
Total assets measured at fair value	$474	$599	$ —	$ 6	$—	$—	$474	$605
Fiduciary Assets:
State and local obligations (including non U.S. locales)	$ —	$ —	$ 71	$161	$—	$—	$ 71	$161
Other sovereign government obligations and supranational agencies	—	—	216	370	—	—	216	370
Corporate and other debt	—	—	31	46	—	—	31	46
Money market funds	227	235	—	—	—	—	227	235
Total fiduciary assets measured at fair value	$227	$235	$318	$577	$—	$—	$545	$812

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

There were no assets that transferred between Level 1 and Level 2 between December 31, 2009 and September 30, 2010.

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

The target asset allocation for the U.S. Plan was changed recently from 65% equities and 35% fixed income to 55% equities and 45% fixed income. At the end of the third quarter of 2010, the actual allocation for the U.S. Plan was 60% equities and 40% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 83% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the third quarter of 2010, the actual allocation for the U.K. Plan was 56% equities and 44% fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 49	$ 48	$ —	$ 1
Interest cost	145	141	4	4
Expected return on plan assets	(204)	(204)	—	—
Amortization of prior service credit	(5)	(12)	(3)	(3)
Recognized actuarial loss	36	18	—	—
Net periodic benefit cost (credit)	$ 21	$ (9)	$ 1	$ 2

Combined U.S. and significant non-U.S. Plans For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 147	$ 139	$ 3	$ 4
Interest cost	431	409	11	12
Expected return on plan assets	(608)	(585)	—	—
Amortization of prior service credit	(15)	(37)	(10)	(10)
Recognized actuarial loss	108	52	—	1
Net periodic benefit cost (credit)	$ 63	$ (22)	$ 4	$ 7

U.S. Plans only For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 19	$ 19	$ —	$ 1
Interest cost	57	54	3	3
Expected return on plan assets	(74)	(73)	—	—
Amortization of prior service credit	(4)	(12)	(3)	(3)
Recognized actuarial loss	17	13	—	—
Net periodic benefit cost	$ 15	$ 1	$ —	$ 1

U.S. Plans only For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 57	$ 57	$ 2	$ 3
Interest cost	170	164	8	9
Expected return on plan assets	(221)	(219)	—	—
Amortization of prior service credit	(13)	(36)	(10)	(10)
Recognized actuarial loss	53	39	—	1
Net periodic benefit cost	$ 46	$ 5	$ —	$ 3

Significant non-U.S. Plans only For the Three Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 30	$ 29	$—	$—
Interest cost	88	87	1	1
Expected return on plan assets	(130)	(131)	—	—
Amortization of prior service credit	(1)	—	—	—
Recognized actuarial loss	19	5	—	—
Net periodic benefit cost (credit)	$ 6	$ (10)	$ 1	$ 1

Significant non-U.S. Plans only For the Nine Months Ended September 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Service cost	$ 90	$ 82	$ 1	$ 1
Interest cost	261	245	3	3
Expected return on plan assets	(387)	(366)	—	—
Amortization of prior service credit	(2)	(1)	—	—
Recognized actuarial loss	55	13	—	—
Net periodic benefit cost (credit)	$ 17	$ (27)	$ 4	$ 4

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

MMC made a $200 million contribution to its U.S. qualified pension plan during the third quarter of 2010. Contributions to the U.S. non-qualified and non-U.S. pension plans through the third quarter of 2010 were approximately $16 million and $162 million, respectively. MMC expects to contribute approximately $75 million for the remainder of 2010 for these plans, resulting in total expected contributions of approximately $450 million in 2010.

12.    Debt

MMC’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2010	December 31, 2009
Short-term:
Current portion of long-term debt	$ 9	$ 558

Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$ 253	$ 255
Senior notes – 4.850% due 2013	250	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	649	648
Senior notes – 5.15% due 2010	—	549
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	398	398
Mortgage – 5.70% due 2035	441	447
Other	3	3
	3,037	3,592
Less current portion	9	558
	$3,028	$3,034

During the third quarter of 2010, MMC funded its 5.15% ten-year fixed rate $550 million senior notes that matured.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility discussed below. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2010.

MMC and certain of its foreign subsidiaries previously maintained a $1.2 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in December 2010 and was in effect until October 2009. There were no borrowings outstanding under this facility at the time it was terminated.

13.    Restructuring Costs

Actions Initiated in 2010

For the nine months of 2010, MMC implemented restructuring actions which resulted in costs totaling $61 million, primarily related to severance and benefits. Approximately $34 million of these costs related to cost reduction activities for acquisitions made in 2010. These costs were incurred as follows: Marsh – $35 million, Guy Carpenter – $16 million, Mercer – $8 million and MMC – $2 million. These activities resulted in the elimination of approximately 260 positions at Marsh, 80 positions at Guy Carpenter, 120 positions at Mercer and 50 positions at MMC.

Actions Initiated Prior to 2010

Prior to 2010, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. MMC incurred restructuring costs of $26 million for the nine months ended September 30, 2010 in connection with actions initiated in prior years, primarily due to severance and related benefits and adjustments to the estimated future rent and real estate costs related to previously vacated space.

Details of the activity from January 1, 2010 through September 30, 2010 regarding restructuring activities are as follows:

(In millions of dollars)	Liability at January 1	Amounts Accrued	Paid	Other Changes	Liability at September 30

Severance	$ 77	$ 51	$ (85)	$ (2)	$ 41
Future rent under non-cancelable leases	156	17	(32)	2	143
Other	26	19	(24)	(4)	17
Total	$259	$87	$(141)	$ (4)	$201

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

	September 30, 2010		December 31, 2009
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents Cash and cash equivalents	$1,695	$1,695	$1,707	$1,707
Long-term investments	$ 71	$ 66	$ 109	$ 102
Short-term debt	$ 9	$ 9	$ 558	$ 572
Long-term debt	$3,028	$3,299	$3,034	$3,174

Cash and Cash Equivalents: The estimated fair value of MMC’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices, certain investments carried at cost and unrealized gains related to available for sale investments in fiduciary funds as discussed below.

MMC has certain long-term investments, for which there are no readily available market prices, amounting to $38 million and $53 million at September 30, 2010 and December 31, 2009, respectively, which are carried on a cost basis. These investments are included in Other assets in the consolidated balance sheets. MMC monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

MMC had available for sale securities with an aggregate fair value of $23 million and $38 million at September 30, 2010 and December 31, 2009, respectively, which are carried at market value in accordance with ASC Topic No. 320. MMC had gross unrealized gains (pre-tax) on these securities of $8 million and $15 million included in accumulated other comprehensive income at September 30, 2010 and December 31, 2009, respectively. MMC recorded the following net unrealized gains related to its available for sale securities for the three and nine month periods ended September 30, 2010 and 2009.

(In millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized gains (pre-tax)	$—	$ 4	$ 1	$ 5
Unrealized losses (pre-tax)	$—	$—	$—	$—

These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

MMC has a portion of insurance fiduciary funds described in Note 3 that are invested in high quality debt securities and classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets were $9 million and $17 million at September 30, 2010 and December 31, 2009, respectively. MMC had no gross unrealized gains on these securities for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, MMC recorded gross unrealized losses (pre-tax) of $8 million and $3 million, respectively, related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

Proceeds from the sale of available for sale investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2010	2009	2010	2009
Proceeds from the sale of available for sale securities	$1	$3	$15	$9

The cost of securities sold is determined using the average cost method.

MMC also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. MMC recorded the following gains (losses) related to these investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2010	2009	2010	2009
Equity method gains (losses)	$ (4)	$22	$13	$(29)
Gains on cost method investments	1	2	2	6
Gains (losses) from equity and cost method investments	(3)	24	15	(23)
Realized gains on available for sale securities	1	2	9	2
Other-than-temporary impairment	—	(4)	—	(4)
Investment income (loss)	$ (2)	$22	$24	$(25)

Short-term and Long-term Debt: The fair value of MMC’s short-term debt, which consists primarily of debt maturing within the next year, approximates its carrying value. The estimated fair value of MMC’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

15.    Common Stock

MMC did not purchase any treasury shares in 2010 or 2009. On September 15, 2010, MMC’s Board of Directors authorized a $500 million share repurchase program.

16.    Claims, Lawsuits and Other Contingencies

Errors and Omissions Claims

MMC and its subsidiaries, particularly Marsh and Mercer, are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance and the provision of actuarial services. Certain of these claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies – Loss Contingencies), MMC utilizes internal actuarial and other estimates, and case level reviews by inside and outside counsel. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, MMC has not recorded a liability, other than for legal fees to defend the claim, because MMC is unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

To the extent that expected losses exceed MMC’s deductible in any policy year, MMC also records an asset for the amount that MMC expects to recover under any available third-party insurance programs. MMC has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year. MMC is not aware of coverage defenses or other obstacles to coverage that would limit recoveries through policy year 2001-2002 in a material amount. Beginning in 2002, the availability of third-party insurance declined significantly.

Governmental Inquiries and Related Claims

In January 2005, MMC and its subsidiary Marsh Inc. entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint and related citation alleging that Marsh’s use of market service agreements with various insurance companies entailed fraudulent business practices, bid-rigging, illegal restraint of trade and other statutory violations. The parties subsequently entered into an amended and restated settlement agreement in February 2010 that helps restore a level playing field for Marsh.

Following the filing of the NYAG complaint in October 2004, various state regulators and attorneys general initiated investigations relating to the conduct alleged in that complaint. MMC and Marsh have entered into settlements with numerous state authorities, including a recent resolution of the action filed in August 2007 by the Attorney General of the State of Ohio against MMC, Marsh, certain Marsh subsidiaries and other parties.

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against MMC, one or more of its subsidiaries, and their current and former directors and officers. The status of the lawsuits that remain outstanding is as follows:

¡

A settlement of the claims against MMC, Marsh and certain Marsh subsidiaries in two consolidated putative class actions that were pending in the U.S. District Court for the District of New Jersey (one on behalf of a purported class of “commercial” policyholders and the second on behalf of a purported class of “employee benefit” policyholders) was approved in February 2009 and is now final. Nine actions instituted by individual policyholders against MMC, Marsh and certain Marsh subsidiaries are pending in federal and state courts.

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

On June 11, 2010, MMC announced that it had resolved litigation brought by the Alaska Retirement Management Board (“ARMB”) on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. This settlement, in which Mercer expressly denies liability, resolves all claims against Mercer by the ARMB and the State of Alaska related to this matter. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million is covered by insurance.

Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. In the ordinary course of business, in addition to private party lawsuits, we may be subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.

Other Contingencies – Guarantees

¡

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, MMC acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which MMC sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2010, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from MMC under the guarantee.

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

Putnam-related Matters

Under the terms of a stock purchase agreement with Great-West Lifeco Inc. (“GWL”) related to GWL’s purchase of Putnam Investments Trust from MMC in August 2007, a copy of which was included as an exhibit to MMC’s Current Report on Form 8-K filed on February 1, 2007, MMC agreed to indemnify GWL with respect to certain Putnam-related litigation and regulatory matters. Two putative class actions by investors in certain Putnam Funds pending against Putnam in the District of Maryland are based on similar allegations as those at issue in Putnam’s 2003 and 2004 settlements with the SEC and the Commonwealth of Massachusetts regarding excessive short-term trading by certain former Putnam employees in shares of the Putnam mutual funds (the “Putnam Funds”), and directly involve MMC and/or may be subject to MMC’s indemnification obligations. The first action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Section 36(b) of the Investment Company Act of 1940. The second action purports to assert derivative claims under Section 36(b) of the Investment Company Act. Both suits seek to recover unspecified damages allegedly suffered by the Putnam Funds and their investors as a result of purported market-timing and late trading activity in certain Putnam Funds. In the first action, the parties have entered into a settlement agreement, which was recently approved by the district court. In the derivative action, the court denied Putnam’s motion for summary judgment.

Kroll-related Matters

Under the terms of a stock purchase agreement with Altegrity, Inc. (“Altegrity”) related to Altegrity’s purchase of Kroll from MMC in August 2010, a copy of which is attached as an exhibit to MMC’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, MMC agreed to provide a limited indemnity to Altegrity with respect to certain Kroll-related litigation and regulatory matters.

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

17.    Segment Information

MMC is organized based on the types of services provided. Under this organizational structure, MMC’s business segments are:

¡	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter);

¡	Consulting, comprising Mercer and Oliver Wyman Group

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

Selected information about MMC’s operating segments for the three and nine month periods ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2010 –
Risk and Insurance Services	$1,327	(a)	$142	$4,278	(c)	$ 747
Consulting	1,203	(b)	138	3,526	(d)	(21)
Total Operating Segments	2,530		280	7,804		726
Corporate / Eliminations	(6)		(41)	(39)		(112)
Total Consolidated	$2,524		$239	$7,765		$ 614
2009 –
Risk and Insurance Services	$1,226	(a)	$127	$3,941	(c)	$ 669
Consulting	1,144	(b)	105	3,370	(d)	274
Total Operating Segments	2,370		232	7,311		943
Corporate / Eliminations	(16)		(37)	(44)		(137)
Total Consolidated	$2,354		$195	$7,267		$ 806

(a)

Includes inter-segment revenue of $4 million and $3 million in 2010 and 2009, respectively, interest income on fiduciary funds of $11 million and $14 million in 2010 and 2009, respectively, and equity method income of $1 million and $4 million in 2010 and 2009, respectively.

(b)	Includes inter-segment revenue of $2 million and $13 million in 2010 and 2009, respectively, and interest income on fiduciary funds of $1 million in 2010 and 2009, respectively.

(c)

Includes inter-segment revenue of $6 million and $10 million in 2010 and 2009, respectively, interest income on fiduciary funds of $33 million and $42 million in 2010 and 2009, respectively, and equity method income of $9 million in 2010 and $12 million in 2009, respectively.

(d)	Includes inter-segment revenue of $33 million and $34 million in 2010 and 2009, respectively, and interest income on fiduciary funds of $3 million in both 2010 and 2009.

Details of operating segment revenue for the three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2010	2009	2010	2009
Risk and Insurance Services
Marsh	$1,092	$1,000	$3,481	$3,202
Guy Carpenter	235	226	797	739
Total Risk and Insurance Services	1,327	1,226	4,278	3,941
Consulting
Mercer	881	831	2,568	2,466
Oliver Wyman Group	322	313	958	904
Total Consulting	1,203	1,144	3,526	3,370
Total Operating Segments	2,530	2,370	7,804	7,311
Corporate/ Eliminations	(6)	(16)	(39)	(44)
Total	$2,524	$2,354	$7,765	$7,267

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

In the second quarter of 2009, MMC adopted the guidance issued by the FASB for interim disclosures about fair value of financial instruments. The guidance, which is effective for interim periods ending after September 15, 2009, requires disclosures about the fair values of financial instruments in interim period reports of publicly traded companies as well as in annual financial statements. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

In the second quarter of 2009, MMC adopted the guidance issued by the FASB for Recognition and Presentation of Other-Than-Temporary Impairments. It amends GAAP guidance including SEC SAB Topic 5M and other authoritative literature that allow the holders of debt securities not to recognize other-than-temporary impairments based on their intent and ability to hold a security until recovery in fair value to its amortized cost. The other-than-temporary impairment model applies only to debt securities and not equity securities. The guidance requires recognition of a credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis) through earnings. The guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on MMC’s financial condition or reported results.

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

On July 21, 2010, the FASB issued guidance requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The Company is evaluating the impact of adopting this new guidance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“MMC”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. MMC’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; and Oliver Wyman Group, which provides management consulting and other services. Following the sale of Kroll, discussed below, MMC has approximately 50,000 employees worldwide who provide analysis, advice and transactional capabilities to clients in over 100 countries.

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

On August 3, 2010, MMC completed the sale of Kroll and in the first quarter of 2010, completed the sale of Kroll Laboratory Specialists (“KLS”). The account balances and activities of Kroll and KLS have been segregated and reported as discontinued operations in the accompanying consolidated balance sheet at December 31, 2009. The gain on the sale of Kroll and the related tax benefits, and the after-tax loss on the sale of KLS, along with Kroll’s and KLS’s 2010 and comparative results of operations are included in discontinued operations. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”). KGS’s results of operations for 2009 and the after-tax loss on the disposal are included in discontinued operations.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest independent insurance agencies in the Midwest and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services and the acquisition of the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), one of the largest regional insurance brokerages in New England.

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

In July 2010, Mercer acquired Innovative Process Administration (“IPA”), a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.

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

Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2010	2009	2010	2009
Revenue	$2,524	$2,354	$7,765	$7,267
Expense:
Compensation and Benefits	1,586	1,533	4,775	4,553
Other Operating Expenses	699	626	2,376	1,908
Operating Expenses	2,285	2,159	7,151	6,461
Operating Income	239	195	614	806
Income From Continuing Operations	128	207	373	536
Discontinued Operations, net of tax	43	18	292	(320)
Net Income Before Non-Controlling Interest	171	225	665	216
Net Income Attributable to MMC	$ 168	$ 221	$ 652	$ 204
Income From Continuing Operations Per Share:
Basic	$ 0.23	$ 0.38	$ 0.66	$ 0.98
Diluted	$ 0.22	$ 0.38	$ 0.65	$ 0.98
Net Income Per Share Attributable to MMC:
Basic	$ 0.30	$ 0.41	$ 1.19	$ 0.38
Diluted	$ 0.30	$ 0.41	$ 1.18	$ 0.38
Average Number of Shares Outstanding:
Basic	543	524	539	521
Diluted	548	526	543	522
Shares Outstanding at September 30,	543	526	543	526

MMC reported consolidated operating income of $239 million in the third quarter of 2010 compared with operating income of $195 million in the prior year. This reflects the impact of revenue growth in the Risk & Insurance Services segment of 8% and Consulting segment of 5%, compared to an increase in expense of 8% in the Risk & Insurance Services segment and a 3% increase in the Consulting segment.

MMC reported consolidated operating income of $614 million for the first nine months of 2010 compared with $806 million in the prior year. On June 11, 2010, MMC announced that it had resolved litigation brought by the Alaska Retirement Management Board (“ARMB”) on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. This settlement, in which Mercer expressly denies liability, resolves all claims against Mercer by the ARMB and the State of Alaska related to this matter. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million is covered by insurance. Year to date results include a net charge of $400 million in the Consulting segment, which after the effect of income taxes, reduced earnings by approximately $0.44 per share. In 2009, Mercer recorded costs of approximately $30 million relating to a professional liability settlement.

Excluding the charges in Mercer discussed above, operating income would have been $1.0 billion or 26% above last year. This reflects a $78 million increase in the Risk and Insurance Services segment, a $75 million increase in Consulting and a reduction in Corporate and other expenses of $25 million. The decrease in corporate and other is primarily related to lower restructuring and related costs in 2010 versus 2009, and the impact of $8 million of payments received in 2010 related to the Corporate Advisory and Restructuring businesses disposal in 2008.

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

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2010	2009

Risk and Insurance Services
Marsh	$1,083	$ 989	9%	(1)%	7%	3%
Guy Carpenter	233	223	4%	—	2%	3%
Subtotal	1,316	1,212	9%	—	6%	3%
Fiduciary Interest Income	11	14	(11)%	1%	—	(13)%
Total Risk and Insurance Services	1,327	1,226	8%	—	6%	2%
Consulting
Mercer	881	831	6%	(1)%	1%	6%
Oliver Wyman Group	322	313	3%	(2)%	—	6%
Total Consulting	1,203	1,144	5%	(1)%	1%	6%
Corporate Eliminations	(6)	(16)
Total Revenue	$2,524	$2,354	7%	(1)%	4%	4%

*	Components of revenue change may not add across due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2010	2009

Marsh:
EMEA	$ 332	$317	5%	(5)%	9%	1%
Asia Pacific	125	109	15%	6%	6%	3%
Latin America	73	68	6%	2%	—	4%
Total International	530	494	7%	(2)%	7%	2%
U.S. / Canada	553	495	12%	1%	8%	3%
Total Marsh	$1,083	$989	9%	(1)%	7%	3%
Mercer:
Retirement	$ 256	$264	(3)%	(2)%	—	(1)%
Health and Benefits	224	212	6%	(1)%	—	8%
Rewards, Talent & Communications	142	121	18%	—	6%	12%
Total Mercer Consulting	622	597	4%	(1)%	1%	5%
Outsourcing	168	157	6%	1%	1%	4%
Investment Consulting & Management	91	77	17%	—	—	17%
Total Mercer	$ 881	$831	6%	(1)%	1%	6%

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2010	2009

Risk and Insurance Services
Marsh	$3,454	$3,168	9%	2%	6%	1%
Guy Carpenter	791	731	8%	1%	5%	2%
Subtotal	4,245	3,899	9%	2%	6%	1%
Fiduciary Interest Income	33	42	(21)%	3%	—	(24)%
Total Risk and Insurance Services	4,278	3,941	9%	2%	5%	1%
Consulting
Mercer	2,568	2,466	4%	3%	—	1%
Oliver Wyman Group	958	904	6%	—	—	6%
Total Consulting	3,526	3,370	5%	2%	—	3%
Corporate / Eliminations	(39)	(44)
Total Revenue	$7,765	$7,267	7%	2%	3%	2%

*	Components of revenue change may not add across due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2010	2009

Marsh:
EMEA	$1,256	$1,182	6%	1%	4%	1%
Asia Pacific	363	304	19%	9%	4%	6%
Latin America	191	172	11%	5%	(1)%	7%
Total International	1,810	1,658	9%	3%	4%	2%
U.S. / Canada	1,644	1,510	9%	1%	8%	—
Total Marsh	$3,454	$3,168	9%	2%	6%	1%
Mercer:
Retirement	$ 795	$ 811	(2)%	2%	—	(4)%
Health and Benefits	676	648	4%	1%	—	4%
Rewards, Talent & Communications	337	336	—	2%	2%	(3)%
Mercer Consulting	1,808	1,795	1%	1%	—	(1)%
Outsourcing	491	453	8%	5%	—	3%
Investment Consulting & Management	269	218	23%	6%	—	17%
Total Mercer	$2,568	$2,466	4%	3%	—	1%

*	Components of revenue change may not add across due to rounding.

Revenue

Consolidated revenue for the third quarter of 2010 was $2.5 billion, an increase of 7% compared with the same period in the prior year, or 4% on an underlying basis.

Revenue in the Risk and Insurance Services segment for the third quarter of 2010 increased 8% from the same period in 2009, or 2% on an underlying basis. Within the Risk and Insurance Services segment, a 3% increase in underlying revenue at Guy Carpenter and 3% in Marsh were partly offset by a 13% decline in fiduciary interest income. Consulting revenue increased 5%, resulting from increases of 6% in Mercer and 3% in Oliver Wyman. On an underlying basis, revenue in the consulting segment, Oliver Wyman and Mercer each increased 6% compared with the prior year.

For the first nine months of 2010, risk and insurance services revenue increased 9% from the same period in 2009, or 1% on an underlying basis. Consulting revenue increased 5%, resulting from a 4% increase in Mercer and a 6% increase in Oliver Wyman. On an underlying basis, consulting revenue increased 3%, resulting from a 6% increase in Oliver Wyman, a 1% increase in Mercer.

Operating Expense

Consolidated operating expense in the third quarter of 2010 increased 6% from the same period in 2009. This reflects a 4% increase due to the impact of acquisitions, a 3% increase in underlying expenses partly offset by a 1% decrease due to the impact of foreign exchange. The increase in underlying expenses is due to higher base salaries, pension costs, travel and entertainment, meetings, consulting, and marketing and advertising.

For the nine months ended September 30, 2010, operating expenses increased 11% compared with the same period in 2009. This increase reflects the $400 million net settlement at Mercer related to the Alaska settlement, representing 6% of the increase, as well as increases of 2% due to the impact of foreign exchange and 3% due to the impact of acquisitions. Underlying expenses for the nine months ended September 30, 2010 were essentially flat compared with prior year.

Restructuring

Actions Initiated in 2010

For the first nine months of 2010, MMC implemented restructuring actions which resulted in costs totaling $61 million, primarily related to severance and benefits. Approximately $34 million of these costs related to cost reduction activities for acquisitions made during 2010. Total costs were incurred as follows: Marsh – $35 million, Guy Carpenter – $16 million, Mercer – $8 million and MMC – $2 million. These activities resulted in the elimination of approximately 260 positions at Marsh, 80 positions at Guy Carpenter, 120 positions at Mercer and 50 positions at MMC.

The annualized cost savings from these actions are expected to be approximately $55 million.

Actions Initiated Prior to 2010

Prior to 2010, MMC implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. MMC incurred restructuring costs of $26 million for the nine months ended September 30, 2010 in connection with actions initiated in prior years, primarily due to severance and related benefits and adjustments to the estimated future rent and real estate costs related to previously vacated space.

The expenses associated with the above initiatives are included in Compensation and benefits and Other operating expenses in the Consolidated Statements of Income. The liabilities associated with these initiatives are classified on the Consolidated Balance Sheets as Accounts payable, Other liabilities, or Accrued compensation, depending on the nature of the items.

Risk and Insurance Services

The results of operations for the Risk and Insurance Services segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2010	2009	2010	2009
Revenue	$1,327	$1,226	$4,278	$3,941
Compensation and Benefits	799	741	2,414	2,225
Other Expenses	386	358	1,117	1,047
Expense	1,185	1,099	3,531	3,272
Operating Income	$142	$127	$747	$669
Operating Income Margin	10.7%	10.4%	17.5%	17.0%

Revenue

Revenue in the Risk and Insurance Services segment in the third quarter of 2010 increased 8%, or 2% on an underlying basis compared with the same period in 2009. This performance was achieved in an economic environment of continued soft market conditions for commercial property-casualty insurance and a decline in the volume of net written premiums in the property-casualty industry, which has been adversely affected by recessionary conditions over the past two years.

In Marsh, revenue in the third quarter of 2010 was $1.1 billion, an increase of 9% from the same quarter of the prior year reflecting a 3% growth in underlying revenue, a 7% increase from acquisitions, partly offset by a 1% decrease resulting from the impact of foreign currency translation. The underlying revenue increase of 3% was achieved despite the economic environment and the soft pricing environment in the global property-casualty insurance market. Marsh increased revenues in all its geographies, showing strong new business growth for the quarter. Underlying revenue increased 4% in Latin America, 3% in Asia Pacific, 3% in U.S. / Canada and 1% in EMEA.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance agencies in the Midwest, and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services and the Bostonian Group, one of the largest regional insurance brokerages in New England.

Guy Carpenter’s revenue increased 4% to $233 million in the third quarter of 2010 compared with the same period in 2009, or 3% on an underlying basis. The increase in underlying revenue was due to continued strong revenue retention and new business. Guy Carpenter continues to maintain revenue growth during a difficult economic and pricing environment. In April 2009, Guy Carpenter acquired John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

Fiduciary interest income was $11 million in the third quarter of 2010, a decrease of 11% compared with the same period of 2009, driven by lower interest rates, partly offset by the impact of foreign exchange rates.

Revenue in the Risk and Insurance Services segment increased 9% for the first nine months of 2010 compared with the same period of 2009 or 1% on an underlying basis.

Expense

Expenses in the Risk and Insurance Services segment increased 8% in the third quarter of 2010, compared with the same period in the prior year, reflecting a 7% increase from acquisitions and a 2% increase in underlying expenses, partly offset by a 1% decrease due to the impact of foreign currency exchange rates. The increase in underlying expenses is primarily due to higher base salaries, pension related expenses and outsourcing costs.

Expenses for the nine-month period in 2010 increased 8% compared with prior year. On an underlying basis, expenses were flat versus 2009.

Consulting

The results of operations for the Consulting segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2010	2009	2010	2009
Revenue	$1,203	$1,144	$3,526	$3,370
Compensation and Benefits	732	739	2,190	2,161
Other Expenses	333	300	1,357	935
Expense	1,065	1,039	3,547	3,096
Operating Income	$ 138	$ 105	$ (21)	$ 274
Operating Income Margin	11.5%	9.2%	N/A	8.1%

Revenue

Consulting revenue in the third quarter of 2010 increased 5% compared with the same period in 2009, or 6% on an underlying basis. Mercer’s revenue was $881 million in the third quarter of 2010, an increase of 6%. On an underlying basis, Mercer’s revenue increased 6%. Within Mercer’s consulting lines, revenue increased 5% on an underlying basis compared with the third quarter of 2009, reflecting an increase of 12% in rewards, talent & communications and an increase of 8% in health and benefits, partly offset by a 1% decline in retirement. The increase in rewards, talent & communications was driven by solid growth in human capital consulting in the U.S., Canada and EMEA as well as a resurgence of demand for compensation surveys in the U.S., Canada, Latin America and Asia Pacific. The growth in health and benefits was driven by increases in the U.S. and Asia Pacific. Outsourcing revenue increased 4% on an underlying basis, driven by new client wins in the U.S. and Asia Pacific. Investment Consulting & Management revenue increased 17% on an underlying basis, due to strong growth in all geographies. Oliver Wyman’s revenue increased 3% to $322 million in the third quarter of 2010, or 6% on an underlying basis, driven by double-digit revenue growth within its financial services practice. Other areas, including the manufacturing, transportation and consumer sectors also generated solid growth.

Consulting revenue in the first nine months of 2010 increased 5% compared with the same period in 2009, or 3% on an underlying basis. Mercer’s revenue increased 4%, or 1% on an underlying basis; reflecting an increase in investment consulting and management of 17%, an increase in outsourcing of 3% partly offset by a decrease in Mercer Consulting of 1%. Within Mercer’s consulting lines, revenue decreased 1% on an underlying basis reflecting a 4% decrease in retirement, a 3% decrease in rewards, talent & communications, partly offset by a 4% increase in health and benefits. Oliver Wyman’s revenue increased 6% on an underlying basis, compared with the same period last year.

Expense

Consulting expenses increased 3% in the third quarter of 2010 compared with the same period in 2009, reflecting a 1% increase due to acquisitions and a 3% increase in underlying expenses, partly offset by a 1% decrease from the impact of foreign exchange rates. The increase in underlying expense reflects higher base salaries, higher pension related costs, meeting costs, outside services and asset based fees, partly offset by lower restructuring costs.

For the nine months ended September 30, 2010, expenses increased 15%, or 13% on an underlying basis. Mercer recorded a net $400 million charge related to the Alaska settlement in 2010 and incremental costs of $30 million related to a professional liability settlement in

2009. Excluding these charges, expenses increased 1% on an underlying basis. This reflects the impact of higher pension related costs, meeting costs, outside services and asset based fees partly offset by lower severance, restructuring and recoverable expenses from clients.

Corporate Expenses and Other

Corporate expenses in the third quarter of 2010 were $41 million compared with $37 million in the prior year. The increase is primarily due to higher consulting costs related to corporate initiatives compared with 2009. Corporate expenses for the nine months of 2010 decreased $25 million from 2009 due to lower restructuring charges and consulting fees and the impact of $8 million of payments received in 2010 related to the Corporate Advisory and Restructuring businesses disposal in 2008.

Interest

Interest income earned on corporate funds amounted to $6 million in the third quarter of 2010, compared with $3 million in the third quarter of 2009. The increase is primarily due to higher non-U.S. interest rate yields in 2010 compared to 2009. Interest income was $13 million for the nine months ended September 30, 2010 and 2009. Interest expense was $60 million in the third quarter of 2010 compared with $59 million for the same period in the prior year. Interest expense was $180 million for the nine months ended September 30, 2010 and 2009. In September 2010, MMC used a portion of the proceeds from the sale of Kroll to fund the maturity of $550 million of senior notes. As a result, interest expense should decrease starting in the fourth quarter of 2010.

Investment Income (Loss)

Net investment loss in the third quarter of 2010 was $2 million due to mark-to-market declines in our private equity investments. This compares with investment gains of $22 million in the third quarter of 2009 primarily due to mark-to-market increases on private equity fund investments. For the nine months of 2010, investment income was $24 million compared with $25 million of losses in the prior period.

Income Taxes

MMC reported an effective tax rate of 30.0% in continuing operations in the third quarter of 2010. The 20.8% effective tax rate for the first nine months of 2010 reflects the benefit associated with the Alaska settlement recorded in the second quarter. This results from the deduction of the settlement from U.S. income, which has a relatively higher effective tax rate, combined with other pre-tax income that is subject to lower average effective tax rates applicable worldwide. Excluding the effect of the settlement, the effective tax rate for the first nine months was 29.6%.

In the third quarter of 2009 MMC recorded a tax benefit of $46 million on pretax income of $161 million. This includes a net benefit of $95 million resulting from a decrease in the liability for unrecognized tax benefits and accrued interest related to prior tax years as a result of expiring statutes of limitations, audit settlements, and changes in estimates. Excluding this benefit, the effective tax rate for the third quarter of 2009 was 30.4%. The effective tax rate for the first nine months of 2009 was 12.7%. Excluding the effect of the benefit from the decrease in the liability for unrecognized tax benefits recognized in the third quarter, the effective tax rate for the first nine months of 2009 was 28.1%.

MMC’s tax basis in its investment in the stock of Kroll exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not for tax. Prior to the second quarter of 2010, a tax benefit had not been recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in a tax benefit. Since Kroll met the criteria for classification as a discontinued operation in the second quarter of 2010, MMC determined that it had the ability to carry back the capital loss realized against prior realized capital gains. Therefore, a $265 million deferred tax benefit was recorded in discontinued operations in the second quarter of 2010 to establish a deferred tax asset.

Dispositions

On August 3, 2010, MMC completed its sale of Kroll to Altegrity for cash proceeds of $1.13 billion. In the first quarter of 2010, Kroll completed the sale of KLS. The account balances and activities of Kroll and KLS have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets at December 31, 2009. The gain on the sale of Kroll and related tax benefits and the after-tax loss on the sale of KLS, along with Kroll’s and KLS’s 2010 and comparative results of operations are included in discontinued operations.

In the second quarter of 2009, Kroll completed the sale of Kroll Government Services (“KGS”). The financial results of KGS for 2009 are included in discontinued operations. Discontinued operations in 2010 and 2009 also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great West Lifeco Inc. of Putnam Investments Trust from MMC in August 2007.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2010	2009	2010	2009
Kroll Operations
Revenue	$56	$171	$381	$ 530
Expense (a)	52	151	345	806
Net operating income	4	20	36	(276)
Income tax	1	8	16	16
Income from Kroll operations, net of tax	3	12	20	(292)
Other discontinued operations, net of tax	(7)	—	(7)	—
Income (loss) from discontinued operations, net of tax	(4)	12	13	(292)
Disposals of discontinued operations (b)	35	14	42	4
Income tax (credit) expense (c)	(12)	8	(237)	32
Disposals of discontinued operations, net of tax	47	6	279	(28)
Discontinued operations, net of tax	$43	$ 18	$292	$(320)

(a)	Includes goodwill impairment charge of $315 million for the nine month period in 2009.

(b)	Includes gain on sale of Kroll in the three and nine month periods of 2010, the gain on the sale of KLS in the nine month period of 2010 and a loss on the sale of KGS in the nine months of 2009.

(c)

The income tax credit related to the disposal of discontinued operations for the nine months ended September 30, 2010 primarily represents the recognition of tax benefits recorded in the second quarter when MMC concluded the sale of Kroll was probable. The nine months of 2010 also includes a tax provision of $36 million on the sale of KLS.

Liquidity and Capital Resources

Operating Cash Flows

MMC provided $50 million of cash from operations for the nine months ended September 30, 2010, compared with $405 million provided for the same period in 2009. These amounts reflect the net income of MMC during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash items, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.

On June 11, 2010, MMC resolved the litigation brought by the Alaska Retirement Management Board (“ARMB”) on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million is covered by insurance. The Company has recorded a tax benefit of $267 million related to the disposition of Kroll and a $160 million tax benefit related to the cost of the Alaska Settlement. MMC expects to realize approximately 80% of these tax benefits within the next twelve months.

During the third quarter of 2010, MMC contributed $200 million to the Marsh & McLennan Companies U.S. Retirement Plan. MMC will realize a tax benefit on this contribution of approximately $70 million.

Financing Cash Flows

Net cash used for financing activities was $931 million for the period ended September 30, 2010 compared with $358 million used for the same period in 2009.

MMC paid dividends on its common shares of $333 million ($0.60 per share) during the first nine months of 2010, as compared with $322 million ($0.60 per share) during the first nine months of 2009.

The Company used a portion of the cash received from the Kroll disposition to fund the maturity of $550 million of senior notes in the third quarter of 2010.

On September 15, 2010, MMC’s Board of Directors authorized a $500 million share repurchase program.

In the first quarter of 2009, MMC issued $400 million of 9.25% ten-year fixed rate senior notes to refinance the senior notes that matured in June 2009.

On October 23, 2009, MMC and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon MMC’s credit ratings and MMC’s credit default swap levels subject to floors and caps. The facility requires MMC to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2010.

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

The major credit rating agencies periodically evaluate MMC’s creditworthiness. Any downgrade in MMC’s ratings from current levels could increase its long-term financing costs, as lenders can be expected to consult such ratings in determining the terms on which credit is extended to MMC in the future. Additionally, counterparties to certain agreements, including derivative financial instruments, may require additional security or other changes in business terms if MMC’s credit ratings are downgraded. Accordingly, any downgrade in MMC’s credit ratings from current levels could adversely affect MMC’s results of operations and ability to pursue business opportunities.

Investing Cash Flows

Cash provided by investing activities amounted to $817 million in the first nine months of 2010, compared with $114 million used for the same period in 2009.

MMC made six acquisitions during the first nine months of 2010. Cash used for these acquisitions, net of cash acquired, was approximately $222 million compared with $4 million used for acquisitions in 2009. In addition, MMC issued approximately 7.6 million shares of common stock with an acquisition date value of $183 million, and recorded a liability of $65 million for estimated contingent purchase consideration related to the acquisitions completed in the first nine months of 2010. In 2010, MMC also paid $21 million of deferred purchase consideration, $3 million for other intangible assets and $2 million of contingent purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of $207 million for acquisitions completed in the third quarter of 2010 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2010. MMC paid contingent consideration of $3 million in 2009.

MMC’s additions to fixed assets and capitalized software amounted to $193 million in the first nine months of 2010 and $209 million for the same period in 2009, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

The company received $1.13 billion from its disposition of Kroll, which closed on August 3, 2010 and $110 million from the disposition of KLS which closed in the second quarter of 2010. In 2009, MMC received $70 million related to the disposition of KGS.

During the first nine months of 2010, MMC received $31 million of proceeds from the sale of investments and a $27 million distribution from its investment in a private equity fund.

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

Commitments and Obligations

MMC’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2010 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$ 9	$ 9	$ —	$ —	$ —
Long-term debt	3,035	—	520	1,420	1,095
Interest on long-term debt	1,537	185	340	277	735
Net operating leases	2,141	333	548	402	858
Service agreements	351	84	115	81	71
Other long-term obligations	212	70	142	—	—
Total	$7,285	$681	$1,665	$2,180	$2,759

The above does not include unrecognized tax benefits of $204 million as MMC is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $10 million that may become payable within one year. The above does not include liabilities established relating to guarantees from indemnities as MMC is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $693 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.

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

Equity Price Risk

MMC holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $23 million are classified as available for sale under ASC Topic No. 320 (“Investments – Debt and Equity Securities”). Non-publicly traded investments of $38 million are accounted for using the cost method and $180 million are accounted for under ASC Topic No. 323 (“Investments – Equity Method and Joint Ventures”). The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. MMC periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Issuer Repurchases of Equity Securities

MMC did not repurchase any shares of its common stock during the third quarter of 2010. Pursuant to an August 2007 authorization by MMC’s Board of Directors, MMC remained authorized to repurchase shares of its common stock up to a dollar value of $700 million. The August 2007 authorization was subsequently superseded by a September 2010 authorization by MMC’s Board of Directors to repurchase shares of its common stock up to a dollar value of $500 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2010	—	—	—	$700 million
Aug 1 – 31, 2010	—	—	—	$700 million
Sept 1 – 30, 2010	—	—	—	$500 million
Total Q3 2010	—	—	—	$500 million

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: November 9, 2010	/s/ Robert J. Rapport
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