Form 10-K
period 2010-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2011-02-28
CIK 62709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒. No☐.

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

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,195,379,683, computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2010.

As of February 18, 2011, there were outstanding 544,088,185 shares of common stock, par value $1.00 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; market and industry conditions; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

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

•

our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including import and export requirements, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the pending anti-bribery law in the UK, local laws prohibiting corrupt payments to government officials, as well as various trade sanctions laws;

•	the impact on our net income caused by fluctuations in foreign currency exchange rates;

•	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

•	the impact of competition, including with respect to pricing;

•	the impact of any regional, national or global political, economic, regulatory or market conditions on our results of operations and financial condition;

•	our ability to successfully recover should we experience a disaster or other business continuity problem;

•	changes in applicable tax or accounting requirements; and

•

potential income statement effects from the application of FASB’s ASC Topic No. 740 (“Income Taxes”) regarding accounting treatment of uncertain tax benefits and valuation allowances and ASC Topic No. 350 (“Intangibles – Goodwill and Other”), including the effect of any subsequent adjustments to the estimates we use in applying these accounting standards.

The factors identified above are not exhaustive. Marsh & McLennan Companies and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, we caution readers not to place undue reliance on the above forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which

i

it is made. Further information concerning the Company and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section in Part I, Item 1A of this report.

ii

iii

MARSH & McLENNAN COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.      BUSINESS.

References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (the “Company”) and one or more of its subsidiaries, as the context requires.

GENERAL

The Company is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management and economic consultancy. With approximately 51,000 employees worldwide and annual revenue exceeding $10 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 100 countries.

The Company conducts business through two operating segments:

•

Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•

Consulting includes human resource consulting and related outsourcing and investment services, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

On August 3, 2010, the Company completed the sale of 100% of the issued and outstanding shares of the Company’s indirect wholly-owned subsidiary, Kroll Inc. (“Kroll”) pursuant to a definitive Stock Purchase Agreement with Altegrity, Inc., a portfolio company of Providence Equity Partners. Kroll previously constituted the Company’s Risk Consulting and Technology segment.

We describe our current operating segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.

OUR BUSINESSES

RISK AND INSURANCE SERVICES

The Risk and Insurance Services segment generated approximately 54% of the Company’s total operating segment revenue in 2010 and employs approximately 27,000 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.

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

Marsh generated approximately 45% of the Company’s total operating segment revenue in 2010. Nearly 25,000 Marsh colleagues provide risk management, risk consulting, insurance broking, alternative risk financing, and insurance program management services to a wide range of businesses, government entities and professional service organizations around the world in more than 100 countries.

Marsh’s clients vary by size, industry, geography and risk exposures. Marsh is organized to serve clients efficiently and effectively, delivering tailored solutions based on complexity of the risk and global footprint, and matched to clients’ buying styles.

Insurance Broking and Risk Consulting

In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients’ risk management and insurance needs. Each client relationship is coordinated by a client executive who draws from the many industry and risk specialties within Marsh to assemble the resources needed to analyze, measure and assist a client in managing its various risks. Product and service offerings include program design and placement, post-placement program support and administration, claims advocacy, and a wide array of risk analysis and risk management consulting services. Within Marsh, there are several significant specialties or businesses in addition to our brokerage operations that serve as an important part of the overall capabilities we offer clients. These include Multinational Client Service, Marsh Risk Consulting, Risk, Specialty and Industry Practices, Bowring Marsh, Consumer Operations, Marsh & McLennan Agency, Captive Solutions, Schinnerer Group and Marsh Client Technologies.

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

Marsh Risk Consulting

Marsh Risk Consulting (MRC) is a global organization comprised of consulting specialists dedicated to providing clients with advice and solutions across a comprehensive range of insurable and non-insurable risk issues, such as restructuring, product safety, patient safety, business interruption, supply chain, governance, workforce, and reputation. MRC helps clients identify exposures, assess critical business functions and evaluate existing risk treatment practices and strategies. MRC provides client services in five main areas of exposure:

•	Business/Enterprise Risk: provides risk modeling and assessments, enterprise risk management, risk management optimization and reputational risk and crisis management.

•

Claims and Litigation Support:  provides support and solutions to clients to assist in managing claim portfolios and resolving insured and uninsured losses and disputes of all kinds, as well as calculating losses and asset valuations.

•

Operational Risk Management:  provides an integrated approach to managing and optimizing the impact of operational risks such as those associated with property (including natural hazards), supply chain, business continuity,  and products (including recalls).

•

Human Capital:  assists in protecting the quality of clients’ operational processes and the health and safety of their employees, focusing on issues such as absenteeism, safety and ergonomic programs and employment practices.

•	Risk Technologies: provides services to help clients manage, collect, analyze and report on the data and workflow associated with risk, insurance, claims and legal matters within their organizations.

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

Risk & Specialty Practices	Industry Practices

•Aviation & Aerospace	•Agriculture & Fisheries

•Captive Solutions	•Automotive

•Casualty	•Chemicals

•Claims	•Communications, Media and Technology

•Energy	•Construction

•Environmental	•Education

•Financial and Professional (FINPRO)	•Financial Institutions

•Infrastructure	•Fisheries

•Marsh Risk Consulting (MRC)	•Forestry & Integrated Wood Products

•Marine	•Healthcare

•Political Risk / Trade Credit	•Hospitality & Gaming

•Private Equity and Mergers & Acquisitions	•Life Sciences

•Product Recall	•Manufacturing

•Property	•Mining, Metals & Minerals

•Surety	•Power & Utilities

•Project Risk

•Public Entities

•Real Estate

•Retail / Wholesale

•Sports, Entertainment & Events

•Transportation

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

More specifically, areas of the Consumer business include:

•

Affinity Program Solutions:  markets and administers standardized and customized insurance programs, selling and servicing group/master and individual policies for many life & health and property & casualty lines of insurance business as well as certain other non-insurance products and services. Clients generally include associations, employers, unions, fraternal organizations, franchisors, and other consumer-focused “brand” companies, including large multinational financial institutions and automobile manufacturers. This business also offers key-person and executive benefit programs to organizations.

•

Private Client Solutions:  offers high-net-worth individuals, families and their advisors a single source solution to manage their complete spectrum of risk, uphold their current quality of life and protect and preserve their wealth, current income and legacy.

•

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

Captive Solutions

Operating in 33 captive domiciles, along with consulting expertise residing in Marsh brokerage offices worldwide, the Captive Solutions Practice serves approximately 1,277 captive facilities, including single-parent captives, reinsurance pools, risk retention groups and others. The Practice includes the Captive Advisory group—a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions and Captive Management— an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services.

Schinnerer Group

As one of the largest underwriting managers of professional liability and specialty insurance programs in the United States, Victor O. Schinnerer provides risk management and insurance solutions to clients through licensed brokers.

This group includes ENCON Group Inc., a leading managing general agent in Canada. ENCON offers professional liability and construction insurance, as well as group and retiree benefits programs for individuals, professionals, organizations and businesses, through a national network of licensed insurance brokers and plan advisors.

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

GUY CARPENTER

Guy Carpenter generated approximately 9% of the Company’s total operating segment revenue in 2010. Over 2,000 Guy Carpenter professionals create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.

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

Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities. GC Securities, the Guy Carpenter division of MMC Securities Corp., offers corporate finance solutions, including mergers & acquisitions and private debt and equity capital raising, and capital markets-based risk transfer solutions that complement Guy Carpenter’s strong industry relationships, analytical capabilities and reinsurance expertise.

In addition, Guy Carpenter provides its clients with numerous reinsurance-related services, such as actuarial, enterprise risk management, financial and regulatory consulting, portfolio analysis and advice on the efficient use of capital. Guy Carpenter’s GC Analytics™ unit serves as a local resource that helps clients better understand and quantify the uncertainties inherent in their businesses. Working in close partnership with Guy Carpenter account executives, GC Analytics specialists can help support clients’ critical decisions in numerous areas, including reinsurance utilization, catastrophe exposure portfolio management, new product/market development, rating agency, regulatory and account impacts, loss reserve risk, capital adequacy and return on capital.

Compensation for Services in Risk and Insurance Services

Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees and commissions. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, the capacity in which the broker acts and negotiations with clients. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others.

For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

CONSULTING

The Company’s consulting segment generated approximately 46% of total operating segment revenue in 2010 and employs approximately 23,000 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.

MERCER

With nearly 20,000 professionals active in 41 countries, Mercer is a leading global provider of human resource consulting and related outsourcing and investment services. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 33% of the Company’s total operating segment revenue in 2010.

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

Rewards, Talent & Communications.  Mercer’s rewards, talent and communications businesses advise organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness.

Through proprietary survey data and decision support tools, Mercer’s information products solutions business provides clients with human capital information and analytical capabilities to improve strategic human capital decision making.

Mercer’s communication business helps clients to plan and implement HR programs and other organizational changes in order to maximize employee engagement, drive desired employee behaviors and achieve improvements in business performance.

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

Mercer’s investment management business provides multi-manager investment solutions, primarily for retirement plan assets, to institutional investors (such as retirement plan sponsors and trustees), and to individual investors (primarily through the inclusion of funds managed by Mercer on affiliated and third party defined contribution and financial advice platforms). These solutions include “one-stop” investment advisory and asset management solutions for plan sponsors, bundled services for frozen defined benefit plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. The investment management business offers a diverse range of investment options to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies in four geographic regions (US, Canada, Europe and Australia/New Zealand). As of December 31, 2010, Mercer’s investment management business had assets under management and assets under advisory of $39.6 billion worldwide.

OLIVER WYMAN GROUP

With approximately 3,400 professionals based in 25 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated approximately 13% of the Company’s total operating segment revenue in 2010.

Oliver Wyman is a leading global management consulting firm. Oliver Wyman’s consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management, organizational transformation, and leadership development. Industry groups include:

•	Automotive;

•	Aviation, Aerospace and Defense;

•	Communications, Media and Technology;

•	Energy;

•	Financial services, including corporate and institutional banking, insurance, and retail and business banking;

•	Industrial products and services;

•	Health and life sciences;

•	Retail and consumer products; and

•	Surface transportation.

Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:

•	Business Transformation. Oliver Wyman advises clients who face major strategic discontinuities and risks on business model transformation.

•

Delta.  The Delta business provides consulting services and customized programs to help CEOs and other senior corporate leaders improve their individual and organizational capabilities. Services include organizational design and transformation; enterprise leadership and board effectiveness.

•

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

•	Leadership Development. The Leadership Development business provides customized solutions for clients to develop leadership capability across all levels of their organization in order to accelerate the development of leadership as a source of strategic advantage. These customized solutions blend a range of learning methodologies including leadership and employee engagement programs, action learning, coaching, e-learning, and online applications

•

Marketing and Sales.  Oliver Wyman advises leading firms in the areas of offer/pricing optimization; product/service portfolio management; product innovation; marketing spend optimization; value-based customer management; and sales and distribution model transformation.

•

Operations and Technology.  Oliver Wyman offers market-leading IT organization design, IT economics management, Lean Six Sigma principles and methodologies, and sourcing expertise to clients across a broad range of industries.

•

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

REGULATION

The Company’s activities are subject to licensing requirements and extensive regulation under United States federal and state laws, as well as laws of other countries in which the Company’s subsidiaries operate. See Part I, Item 1A (“Risk Factors”) below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.

Risk and Insurance Services.  While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers, managing general agents and third party administrators) to hold an individual and/or company license from a governmental agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally-owned business entities; in this case, if the Company has no licensed subsidiary, we may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are only permitted following an extensive review process.

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

Insurance authorities in the United States and certain other jurisdictions in which the Company’s subsidiaries do business, including the FSA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them.

Certain of the Company’s Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., a broker-dealer and investment adviser, registered in the U.S. with the SEC, and a member of the Financial Industry Regulatory Agency (FINRA) and the Securities Investor Protection Corporation (SIPC), primarily in connection with investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of NIA Securities, LLC, a U.S. registered broker-dealer and investment adviser. Guy Carpenter provides advice on securities or investments in the European Union through MMC Securities (Europe) Limited, which is authorized and regulated by the FSA. Marsh also receives investment management services in the European Union from Marsh Investment Service Limited, which is also regulated by the FSA. MMC Securities Corp., MMC Securities (Europe) Limited, NIA Securities, LLC, and Marsh Investment Service Limited are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies.

In some jurisdictions, insurance-related taxes may be due either directly from clients or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.

Consulting.  Certain of Mercer’s retirement-related consulting services are subject to pension law and financial regulation in many countries, including by the SEC in the United States and the FSA in the United Kingdom. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are subject to investment and securities regulations in various jurisdictions. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities Corp. with the provision of certain retirement and employee benefit services. Oliver Wyman Group use the services of MMC Securities Corp. (in the United States) and MMC Securities (Europe) Limited (in the European Union), primarily in connection with corporate finance advisory services.

COMPETITIVE CONDITIONS

The Company faces strong competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see “Risks Relating to the Company Generally –Competitive Risks,” in Part I, Item 1A of this report.

Risk and Insurance Services.  The Company’s combined insurance and reinsurance services businesses are global in scope. The principal bases upon which our insurance and reinsurance businesses compete include the range, quality and cost of the services and products provided to clients. The Company encounters strong competition from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants, that provide risk-related services and products.

Certain insureds and groups of insureds have established programs of self insurance (including captive insurance companies) as a supplement or alternative to third-party insurance, thereby reducing in some cases their need for insurance placements. Certain insureds also obtain coverage directly from insurance providers. There are also many other providers of affinity group and private client services, including specialized firms, insurance companies and other institutions.

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

Consulting.  The Company’s consulting and HR outsourcing businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses compete generally on the basis of the range, quality and cost of the services and products provided to clients. Competitors include independent consulting and outsourcing firms, as well as consulting and outsourcing operations affiliated with accounting, information systems, technology and financial services firms.

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

Segmentation of Activity by Type of Service and Geographic Area of Operation.

Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 17 to the consolidated financial statements included under Part II, Item 8 of this report.

Employees

As of December 31, 2010, the Company and its consolidated subsidiaries employed approximately 51,000 people worldwide, including approximately 27,000 in risk and insurance services and approximately 23,000 in consulting. Approximately 1,000 individuals are employed by the Company at the parent-company level.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are appointed annually by the Company’s Board of Directors. As of February 25, 2011, the following individuals were executive officers of the Company:

Orlando D. Ashford, age 42, is Senior Vice President, Human Resources, of Marsh & McLennan Companies. Mr. Ashford joined the Company in September 2008. Prior to Marsh & McLennan Companies, he was with the Coca-Cola Company since 2005 in human resource management, most recently as Group Director of Human Resources for Eurasia and Africa. While at Coca-Cola, Mr. Ashford reorganized and rebuilt the Company’s corporate center HR team and headed a company-wide cultural change initiative. Prior to Coca-Cola, Mr. Ashford held positions with Motorola, the Delta Consulting Group (subsequently Mercer Delta Consulting), Ameritech and Andersen Consulting.

Peter J. Beshar, age 49, is Executive Vice President and General Counsel of Marsh & McLennan Companies. Before joining the Company in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General’s office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.

M. Michele Burns, age 52, is Chairman and Chief Executive Officer of Mercer. Ms. Burns joined the Company as Executive Vice President on March 1, 2006, assumed the position of Chief Financial Officer of Marsh & McLennan Companies on March 31, 2006 and moved to her current position with Mercer on September 25, 2006. Prior to joining the Company, Ms. Burns was Executive Vice President and Chief Financial Officer since May 2004, and Chief Restructuring Officer since August 2004, of Mirant Corporation, an energy company. Prior to joining Mirant, she was Executive Vice President and Chief Financial Officer of Delta Air Lines, Inc. from August 2000 to April 2004. She held various other positions in the finance and tax departments of Delta beginning in January 1999. Delta filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

John P. Drzik, age 48, is President and Chief Executive Officer of Oliver Wyman Group, a position he assumed in June 2006. From 2003 to 2006, Mr. Drzik was President of Mercer Oliver Wyman, which was formed following the Company’s acquisition of Oliver, Wyman & Company in 2003. He joined Oliver, Wyman & Company in 1984, became President in 1995, and was appointed Chairman in 2000.

Brian Duperreault, age 62, is Director, President and Chief Executive Officer of Marsh & McLennan Companies, a position he assumed in January 2008. Prior to joining the Company, Mr. Duperreault served as Chairman and Chief Executive Officer of ACE Limited from 1994 to 2004, and continued as Chairman through the end of 2007. Prior to ACE, Mr. Duperreault was with American International Group (AIG) for more than 20 years, holding numerous positions and eventually becoming Executive Vice President of AIG Foreign General Insurance and Chairman and Chief Executive of AIG’s American International Underwriters (AIU). Mr. Duperreault is a Director of Tyco International Ltd.

E. Scott Gilbert, age 55, is Senior Vice President and Chief Compliance Officer of Marsh & McLennan Companies. Prior to joining the Company in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney for the Southern District of New York.

Daniel S. Glaser, age 50, is Chairman and Chief Executive Officer of Marsh, a position he assumed in December 2007. Previously, he had been Managing Director of AIG Europe (U.K.) Limited, and the Regional President of AIG’s American International Underwriters (AIU) U.K./Ireland division. He joined AIG in 2000 as President of the firm’s Global Energy Division. He was named Managing Director of AIG Europe (U.K.) in 2002. Mr. Glaser began his career in the insurance industry in 1982 as a Marsh broker. He worked at Marsh for a decade, serving in roles in New York, London and Saudi Arabia. Thereafter, he spent eight years at Willis, where he served as President and Chief Operating Officer of Willis Risk Solutions, the Willis large accounts practice.

David A. Nadler, age 62, is Vice Chairman, Office of the CEO of Marsh & McLennan Companies. Dr. Nadler founded the Delta Consulting Group, Inc., a consulting firm specializing in executive leadership and organizational change, in 1980. He served as Chairman and Chief Executive Officer of that firm until its acquisition by Mercer in 2000, when it became Mercer Delta Consulting. Dr. Nadler served as Chairman and Chief Executive Officer of Oliver Wyman’s Delta Organization & Leadership business through December 2005 and remains a Senior Partner of that firm.

Vanessa A. Wittman, age 43, is Executive Vice President and Chief Financial Officer of Marsh & McLennan Companies. Prior to joining the Company in September 2008, Ms. Wittman was Chief Financial Officer and Executive Vice President of Adelphia Communications Corp. from 2003 to 2007. She joined Adelphia as part of a new executive team that oversaw one of the most complex bankruptcy cases in U.S. history. While there, Ms. Wittman was responsible for accounting, tax and internal audit functions; operational and field finance; corporate development; and the bankruptcy and investor relations teams. Prior to Adelphia, Ms. Wittman served as Chief Financial Officer of 360networks, based in Seattle, where she led the Company’s restructuring efforts and successful emergence from bankruptcy protection in November 2002. She also has held positions with Microsoft, Metricom Inc. and Morgan Stanley.

Peter Zaffino, age 44, is President and Chief Executive Officer of Guy Carpenter. Prior to assuming this position in February 2008, he was an Executive Vice President of Guy Carpenter and had held a number of senior positions, including Head of Guy Carpenter’s U.S. Treaty Operations and Head of the firm’s Global Specialty Practices business. Mr. Zaffino has over 20 years of experience in the Insurance and Reinsurance industry. Prior to joining Guy Carpenter in 2001, he held several senior positions, most recently serving in an executive role with a GE Capital portfolio company that specialized in reinsurance.

AVAILABLE INFORMATION

The Company is subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, the Company files with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company makes these reports and any amendments to these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.

The Company also posts on its website the following documents with respect to corporate governance:

•	Guidelines for Corporate Governance;

•	Code of Business Conduct and Ethics;

•	Procedures for Reporting Complaints and Concerns Regarding Accounting Matters; and

•	the charters of the Audit Committee, Compensation Committee, Compliance Committee and Directors and Governance Committee of the Company’s Board of Directors.

All of the above documents are available in printed form to any Company stockholder upon request.

Item 1A.      Risk Factors

You should consider the risks described below in conjunction with the other information presented in this report. These risks have the potential to materially adversely affect the Company’s business, results of operations or financial condition.

RISKS RELATING TO THE COMPANY GENERALLY

Legal and Regulatory Issues

We are subject to significant uninsured exposures arising from “errors and omissions” claims.

Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, actuarial and other services for corporate and public clients around the world. As a result of these activities, the Company and its subsidiaries are subject to a significant number of errors and omissions, or “E&O,” claims, particularly in our Marsh and Mercer businesses. In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to adequately place coverage or notify insurers of potential claims on behalf of clients. In our Consulting segment, such claims include allegations of damages arising from our consulting, actuarial and other services, which frequently involve assumptions and estimates concerning future events. Given the long-tail nature of professional liability claims, E&O matters often relate to services provided by the Company dating back many years. In each of our segments, E&O claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant and subject us to potential liability for monetary damages, negative publicity, reputational harm and to diversion of personnel and management resources.

In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel and an internal actuarial analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Nevertheless, given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.

To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year. The Company is not aware of coverage defenses or other obstacles to coverage that would limit recoveries through policy year 2001-2002 in a material amount. Beginning in 2002, the availability of third-party insurance has declined.

Further, as more fully described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we are subject to legal proceedings, regulatory investigations and other contingencies other than E&O claims which, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.

Our compliance systems and controls cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. For example, we are subject to regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in the United Kingdom, and self-regulatory organizations such as FINRA, as described further above under Part I, Item 1 — Business (Regulation) of this report. Compliance with foreign and U.S. laws and regulations that are applicable to our operations is complex and may increase our cost of doing business in international jurisdictions. These laws and regulations include import and export requirements, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the pending anti-bribery law in the UK, local laws prohibiting corrupt payments to governmental officials, as well as various trade sanctions laws such as the various international legislative and regulatory requirements relating to trade with Iran.

As a publicly-traded company, we are subject to additional federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act, which will subject us to significant additional executive compensation and corporate governance requirements, many of which have yet to be implemented by the SEC. Compliance with the requirements of these laws and regulations may be costly and adversely affect our business.

While we attempt to comply with all applicable laws and regulations, there can be no assurance that we, our employees, our consultants or our contractors are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our businesses, results of operations or financial condition. In addition, these matters could have a material adverse effect on the Company by exposing us to negative publicity, reputational damage or harm to our client or employee relationships.

In most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew and revoke various licenses and approvals we need to conduct our activities. Such authorities may require the Company to incur substantial increases in costs in order to comply with such laws and regulations. In some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from those of regulatory authorities, we might be penalized or precluded from carrying on our previous activities. Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we operate. Recent changes in the regulatory environment may impact our ability to generate additional revenue streams or enhance revenue streams. Any significant impairment of our ability to conduct our business as we historically have done could have a material adverse effect on our business, results of operations or financial condition.

Finally, government involvement in the insurance or reinsurance markets could displace insurance or reinsurance currently available from the private market and adversely affect our business, results of operations or financial condition.

Improper disclosure of personal data could result in legal liability or harm our reputation.

In many jurisdictions, we may have certain obligations to maintain the security and privacy of our clients’ confidential and proprietary information and the personal information of our employees, our individual customers, and our clients’ employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personal information. Such disclosure could harm our reputation and subject us to liability under our contracts, as well as laws and regulations, resulting in increased costs or loss of revenue.

Further, data privacy is subject to frequently changing laws, rules and regulations in the various jurisdictions and countries in which we operate. Our failure to adhere to or successfully implement processes in response to changing legal or regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, as well as the general risks described above relating to our compliance systems and controls.

Financial Risks

Our pension obligations may cause the Company’s earnings and cash flows to fluctuate.

Volatility in equity and bond market conditions may have an unfavorable impact on the value of the Company’s pension trust assets and estimated future pension liabilities. As a result, the Company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the Company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the Company’s financial flexibility.

The Company has significant pension obligations to its current and former employees, totaling approximately $11 billion at December 31, 2010. The magnitude of our worldwide pension plans means that our earnings and the funded status of our pension plans are comparatively sensitive to factors such as equity and bond market returns, as well as the assumed interest rates we use to discount our pension liabilities, rates of inflation and mortality assumptions. In accordance with ASC Topic No 715, the Company reflects the over- or under-funded amount of its pension plans as assets or liabilities, respectively. Variations in any of the preceding factors could cause significant fluctuation in our earnings as well as our shareholder’s equity from year to year and may result in increased levels of contributions to our pension plans.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. In 2008 and 2009, the credit markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. These economic conditions have resulted in negative impacts on businesses and financial institutions, and financial services entities in particular. The global economic crisis has had a significant effect on our Consulting segment in particular. Many of our clients have been reducing expenses, including amounts they spend on consulting services. If these economic conditions persist or deteriorate, they could potentially have a significant impact on our operations.

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

Both Moody’s and Standard & Poor’s downgraded the Company’s senior debt credit rating in late 2004 and S&P announced a further downgrade in December 2007. Currently, the Company’s senior debt is rated Baa2 by Moody’s and BBB- by S&P. These ratings are the next-to-lowest investment grade rating for Moody’s, and the lowest investment-grade rating for S&P.

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

Increased counterparty risk and changes in interest rates could reduce the value of our investment portfolio and adversely affect our financial results.

As was evident in the recent financial crisis, counterparty risk can quickly escalate resulting in substantial trading and investment losses for corporate and other investors. In addition, we may incur investment losses as a result of unusual and unpredictable market developments, and we may continue to experience reduced investment earnings if the yields on investments deemed to be low risk remain low.

We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders and for corporate expenses. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on common stock.

Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are made from the U.S., it is important to be able to access cash generated outside the U.S. Funds from the Company’s operating subsidiaries outside of the U.S. are periodically repatriated to the U.S. via shareholder distributions and repayment of intercompany financing. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to, foreign exchange rates and tax-related costs.

In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

International Operations

We are exposed to multiple risks associated with the global nature of our operations.

We do business worldwide. In 2010, 56 percent of the Company’s total operating segment revenue was generated from operations outside the United States, and over one-half of our employees are located outside the United States. We expect to expand our non-U.S. operations further.

The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

–	economic and political conditions in foreign countries, including the recent disruption in the global financial markets;

–	potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

–	international hostilities, terrorist activities, natural disasters and infrastructure disruptions;

–	local investment or other financial restrictions that foreign governments may impose;

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

–	engaging and relying on third parties to perform services on behalf of the Company;

–	potential difficulties in monitoring employees in geographically dispersed locations; and

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

Our operations, particularly within our Consulting segment, are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

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

Competitive Risks

Each of the Company’s businesses operates in a highly competitive environment. If we fail to compete effectively, our business and results of operations will suffer.

As a global professional services firm, the Company experiences acute and continuous competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including our geographic reach, the sophistication and quality of our services, our pricing relative to competitors and our customers’ option to self-insure or utilize internal resources instead of consultants. If we are unable to respond successfully to the competition we face, our business and results of operations will suffer.

In our Risk and Insurance Services segment, we compete intensely against a wide range of other insurance and reinsurance brokerage firms that operate on a global, regional, national or local scale for both client business and employee talent. We compete as well with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services. The above competition is intensified by an industry trend toward a “syndicated” or “distributed” approach to the purchase of insurance and reinsurance brokerage services, whereby a client engages multiple brokers to service different portions of the client’s account.

In our Consulting segment, we compete for business and employee talent with numerous independent consulting firms and organizations affiliated with accounting, information systems, technology and financial services firms around the world.

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

To remain competitive in many of our business areas, we must identify the most current technologies and methodologies and integrate them into our service offerings. For example, Guy Carpenter’s risk-modeling services are increasingly dependent on implementing advanced software and data-compilation tools and Mercer’s ability to price its outsourcing services competitively is highly dependent on the efficient and cost effective use of technology. If we do not make the correct technology choices or investments, or if our choices or investments are insufficiently prompt or cost-effective, our business and results of operations could suffer.

Acquisitions and Dispositions

We face risks when we acquire and dispose of businesses.

We have a history of making acquisitions, including a total of 26 acquisitions in the period 2008-2010 for aggregate purchase consideration of $1.3 billion. We have also exited various businesses, including the sale of Putnam Investments Trust (“Putnam”) in August 2007 and the sale of Kroll in the third quarter of 2010. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete with favorable results the transactions we decide to pursue.

While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses; and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. Given the significant size of the Company’s goodwill and intangible assets, a write-down of this sort could have a material adverse effect on our results of operations in any given period. As of December 31, 2010, the Company’s consolidated balance sheet reflected $6.8 billion of goodwill and intangible assets, representing approximately 45 percent of the Company’s total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $4.7 billion and Consulting, $2.1 billion.

When we dispose of businesses we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Putnam and Kroll.

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT

Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 54 percent of the Company’s total operating segment revenue in 2010. Our business in this segment is subject to particular risks.

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

In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to “self-insure;” the use of so-called “captive” insurers; and the advent of capital markets-based solutions to traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurances Services segment depends in part on ensuring that our professionals are compensated not only for insurance and reinsurance transactions, but for the increasing analytical services and advice that we provide. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could suffer.

RISKS RELATING TO OUR CONSULTING SEGMENT

Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 46 percent of our total operating segment revenue in 2010. Our businesses in this segment is subject to particular risks.

Demand for our services might decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition, or changes in government regulation.

Our Consulting segment has historically achieved significant annual revenue growth. Despite this history, however, the recent global economic conditions have resulted in negative impacts on businesses and financial institutions. Many of our clients, including financial institutions, corporations, governmental entities and pension plans, have been reducing expenses, including amounts spent on consulting services. The evolving needs or financial circumstances of our clients may challenge our ability to increase revenues and profitability and reduce demand for our services. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.

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

Factors impacting defined benefit pension plans could adversely affect Mercer.

Mercer currently provides corporate, multi-employer and public clients with consulting and actuarial services relating to defined benefit pension plans. The nature of our work, particularly our actuarial services, is complex, and involves numerous assumptions and estimates regarding future events, including interest rates used to discount future liabilities, estimated rates of return for a plan’s assets, healthcare cost trends or participants’ life expectancies. Clients dissatisfied with our services have brought, and may bring, claims against us. In addition, over the past several years, the funded status of defined benefit pension plans has declined markedly. A number of Mercer’s clients have frozen or curtailed their defined benefit plans and moved to defined contribution plans resulting in reduced revenue for Mercer’s retirement business. These developments could adversely affect Mercer’s business and operating results.

Our profitability may suffer if we are unable to achieve or maintain adequate utilization and pricing rates for our consultants.

The profitability of our Consulting businesses depends in part on ensuring that our consultants maintain adequate utilization rates (i.e., the percentage of our consultants’ working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

–	our ability to transition consultants promptly from completed projects to new assignments, and to engage newly hired consultants quickly in revenue-generating activities;

–	our ability to continually secure new business engagements, particularly because a portion of our work is project-based rather than recurring in nature;

–	our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;

–	our ability to manage attrition;

–	unanticipated changes in the scope of client engagements;

–	the potential for conflicts of interest that might require us to decline client engagements that we otherwise would have accepted;

–	our need to devote time and resources to sales, training, professional development and other non-billable activities;

–	the potential disruptive impact of acquisitions and dispositions; and

–	general economic conditions.

The factors listed above, and therefore also our utilization rates for service personnel, have been adversely affected by recent macroeconomic conditions. If the utilization rate for our consulting professionals continues to decline, our profit margin and profitability would suffer.

In addition, the profitability of our Consulting businesses depends on the prices we are able to charge for our services. Our pricing power is affected by a number of factors, including:

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

Quarterly variations in revenues and operating results at Mercer and Oliver Wyman Group may occur due to several factors. These include:

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

–

macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in certain business lines are derived from the value of assets under management (or administration) and declines in global securities markets could result in a decline in revenue and profitability of these business lines; and

–

general economic conditions, since results of operations in our Consulting businesses are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

A significant portion of total operating expenses at Mercer and Oliver Wyman Group is relatively fixed. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results for these businesses.

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

Item 2.      Properties.

Marsh & McLennan Companies and its subsidiaries maintain their corporate headquarters in and around New York City. We also maintain other offices around the world, primarily in leased space. In certain circumstances we may have space that we sublet to third parties, depending upon our needs in particular locations.

Marsh & McLennan Companies and certain of its subsidiaries own, directly and indirectly through special-purpose subsidiaries, a 55% condominium interest covering approximately 900,000 square feet in a 44-story building in New York City. This real estate serves as the Company’s New York headquarters and is occupied primarily by the Company and its affiliates for general corporate use. The remaining 45% condominium interest in the 1166 Property is owned by an unaffiliated third party. The Company’s owned interest is financed by a 30-year loan that is non-recourse to the Company (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interest and a first priority assignment of leases and rents. In the event (1) the Company is downgraded below B/B2 (Stable) by any of S&P, Fitch and Moody’s or (2) an event of default has occurred and is continuing, the Company would be obligated to pre-fund certain reserve accounts relating to the mortgaged property, including a rent reserve account in an amount equal to three months rent for the entire occupancy of the mortgaged property.

Item 3.      Legal Proceedings.

Information regarding legal proceedings is set forth in Note 16 to the consolidated financial statements appearing under Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

PART II

Item 5.      Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

For information regarding dividends paid and the number of holders of the Company’s common stock, see the table entitled “Selected Quarterly Financial Data and Supplemental Information (Unaudited)” below on the last page of Part II, Item 8 (“Financial Statements and Other Supplementary Data”) of this report.

The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2010 and 2009 and each quarterly period thereof:

	2010 Stock Price Range		2009 Stock Price Range
	High	Low	High	Low

First Quarter	$24.84	$21.17	$25.13	17.18
Second Quarter	$25.47	$20.21	$22.81	18.43
Third Quarter	$24.72	$22.13	$24.92	18.46
Fourth Quarter	$27.50	$23.40	$25.46	21.45

Full Year	$27.50	$20.21	$25.46	17.18

On February 18, 2011, the closing price of the Company’s common stock on the NYSE was $30.78.

Pursuant to a September 2010 authorization by the Company’s Board of Directors to repurchase shares of its common stock up to a dollar value of $500 million, the Company repurchased 3,365,889 shares of its common stock during the fourth quarter of 2010. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $414.5 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2010	__	__	__	$500,000,000
Nov 1-30, 2010	2,543,790	$25.1103	2,543,790	$436,124,756
Dec 1-31, 2010	822,099	$26.3080	822,099	$414,497,001
Total Q4 2010	3,365,889	$25.4028	3,365,889	$414,497,001

Item 6.      Selected Financial Data.

Marsh & McLennan Companies, Inc. and Subsidiaries

FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2010	2009	2008	2007	2006
Revenue	$10,550	$9,831	$10,730	$10,370	$9,589
Expense:
Compensation and Benefits	6,465	6,182	6,830	6,609	6,141
Other Operating Expenses	3,146	2,871	3,221	3,004	2,613
Total Expense	9,611	9,053	10,051	9,613	8,754
Operating Income (a)	939	778	679	757	835
Interest Income	20	17	47	95	60
Interest Expense	(233)	(241)	(220)	(266)	(303)
Investment Income (Loss)	43	(2)	(12)	173	207
Income Before Income Taxes	769	552	494	759	799
Income Taxes	204	21	113	257	219
Income From Continuing Operations	565	531	381	502	580
Discontinued Operations, Net of Tax	306	(290)	(443)	1,987	418
Net Income (Loss)	871	241	(62)	2,489	998
Less: Net Income Attributable to Non-Controlling Interests	16	14	11	14	8
Net Income (Loss) Attributable to the Company	$855	$227	$(73)	$2,475	$990
Basic Income (Loss) Per Share Information:
Income From Continuing Operations	$1.01	$0.97	$0.70	$0.88	$1.02
Discontinued Operations	$0.55	$(0.54)	$(0.83)	$3.61	$0.75
Net Income (Loss) Attributable to the Company	$1.56	$0.43	$(0.13)	$4.49	$1.77
Average Number of Shares Outstanding	540	522	514	539	550
Diluted Income (Loss) Per Share Information:
Income From Continuing Operations	$1.00	$0.96	$0.70	$0.88	$1.01
Income (Loss) From Discontinued Operations	$0.55	$(0.54)	$(0.84)	$3.57	$0.72
Net Income (Loss) Attributable to the Company	$1.55	$0.42	$(0.14)	$4.45	$1.73
Average Number of Shares Outstanding	544	524	515	542	553

Dividends Paid Per Share	$0.81	$0.80	$0.80	$0.76	$0.68

Return on Average Stockholders’ Equity	14%	4%	N/A	36%	18%

Year-end Financial Position:
Working capital	$2,171	$1,216	$1,391	$1,834	$1,036
Total assets	$15,310	$15,337	$15,206	$17,359	$18,137
Long-term debt	$3,026	$3,034	$3,194	$3,604	$3,860
Stockholders’ equity	$6,415	$5,863	$5,760	$7,853	$5,842
Total shares outstanding (net of treasury shares)	541	530	514	520	552
Other Information:
Number of employees	51,000	49,000	50,100	51,300	48,400
Stock price ranges—
U.S. exchanges — High	$27.50	$25.46	$36.82	$33.90	$32.73
— Low	$20.21	$17.18	$20.96	$23.12	$24.00

(a)	Includes the impact of net restructuring costs of $141 million, $243 million, $328 million, $98 million and $86 million in 2010, 2009, 2008, 2007 and 2006, respectively.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Amended Item 7 of this report, for discussion of significant items affecting our results of operations in 2010, 2009 and 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Marsh & McLennan Companies, Inc. and Subsidiaries (the “Company”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. The Company’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; and Oliver Wyman Group, which provides management consulting and other services. The Company’s approximately 51,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

The Company’s business segments are based on the services provided. Risk and Insurance Services includes risk management and insurance and reinsurance broking and services, provided primarily by Marsh and Guy Carpenter. Consulting, which comprises the activities of Mercer and Oliver Wyman Group, includes human resource consulting and related investment and outsourcing services, and specialized management, economic and brand consulting services.

In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (KLS) and on August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion. The account balances and activities of Kroll and KLS were segregated and reported as discontinued operations in the accompanying consolidated balance sheets and the accompanying consolidated statements of income. During the second quarter of 2009, Kroll sold Kroll Government Services (“KGS”), which has been classified as a discontinued operation. In 2008, the Company disposed of its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts.

With the Kroll disposition completed in August 2010, along with the previous disposals of other businesses between 2008 and 2010, the Company has now divested its entire Risk Consulting and Technology segment. As described in Note 1 to the consolidated financial statements, based on the terms and conditions of the divestitures of the Corporate Advisory and Restructuring businesses (“CARG”) in 2008, the Company determined it has “continuing involvement” in those businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore classification of CARG as discontinued operations is not appropriate, and their financial results in the current and prior periods are included in operating income. The runoff of the Company’s involvement in the CARG businesses is now managed by the Company’s corporate departments, and consequently, the financial results of these businesses are now included in “Corporate” for segment reporting purposes.

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

Significant Developments

The Company’s historical financial information should be viewed in light of the significant developments discussed below.

•

The sale of KLS in the first quarter of 2010 and Kroll in August of 2010. Both businesses have been reclassified as discontinued operations for all periods presented. The sale of Kroll Government Services (“KGS”) in the second quarter of 2009. The loss on the disposal and the results of KGS operations are included in discontinued operations.

•

Resolution in June 2010 of the litigation brought by the Alaska Retirement Management Board (“ARMB”) on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. This settlement, in which Mercer expressly denied liability, resolved all claims against Mercer by the ARMB and State of Alaska related to this matter. Under terms of the settlement, Mercer paid $500 million, of which $100 million was covered by insurance.

•

The settlement in the fourth quarter of 2009 of the securities and ERISA class action lawsuits filed in 2004. As a result, the Company recorded a $205 million net charge in December 2009, which is tax deductible. Without admitting any liability or wrongdoing, the Company agreed to pay a total of $435 million to settle both lawsuits and received $230 million from its insurance carriers. A group of stockholders, representing approximately 4% of eligible shares, initially indicated their intent to opt out of this settlement, but subsequently agreed to opt in to the settlement for an additional payment of $25 million. This additional settlement cost was accrued in the consolidated balance sheet at December 31, 2009. All claims related to these lawsuits are now fully resolved.

•

The impact of acquisitions in the Risk and Insurance Services segment. In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance broking firms in the Midwest region and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh acquired HSBC Insurance Brokers Ltd. (“HIBL”), an international provider of risk intermediary and risk advisory services and the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), one of the largest regional insurance brokerages in New England. In the fourth quarter of 2010 Marsh acquired Strategic Benefits Solutions, Inc. (“SBS”), a Georgia-based benefits brokerage and consulting firm and Trion Group, Inc. (“Trion”), an insurance consultant and broker in the United States that was the largest privately held employee benefits specialist in the nation. In September 2009, Marsh acquired International Advisory Services, Ltd., the largest independent manager of captives and third-party insurance companies in Bermuda. In December 2009, Marsh acquired the NIA Group, LLC, one of the largest independent insurance agencies in the Northeast and the 34th largest agency in the U.S. In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc. See Note 4 to the Consolidated Financial Statements.

•

The impact of acquisitions made in the Consulting segment. In July 2010, Mercer acquired Innovative Process Administration (“IPA”), a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries. In January 2011, Mercer acquired Hammond Associates, the third largest investment consulting company for endowments and foundations in the U.S.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2010	2009	2008
Revenue	$10,550	$9,831	$10,730
Expense
Compensation and benefits	6,465	6,182	6,830
Other operating expenses	3,146	2,871	3,221
Operating expenses	9,611	9,053	10,051
Operating Income	$939	$778	$679
Income from Continuing Operations	$565	$531	$381
Discontinued Operations, net of tax	306	(290)	(443)
Net Income (Loss)	$871	$241	$(62)
Net Income (Loss) Attributable to the Company	$855	$227	$(73)
Income from Continuing Operations Per Share:
Basic	$1.01	$0.97	$0.70
Diluted	$1.00	$0.96	$0.70
Net Income (Loss) Per Share Attributable to the Company:
Basic	$1.56	$0.43	$(0.13)
Diluted	$1.55	$0.42	$(0.14)
Average number of shares outstanding:
Basic	540	522	514
Diluted	544	524	515
Shares outstanding at December 31,	541	530	514

Consolidated operating income was $939 million in 2010 compared with $778 million in the prior year. The 2010 results include a $400 million charge, net of insurance recoveries, for the resolution of the litigation brought by the ARMB and restructuring and other noteworthy charges of $139 million. The 2009 results include a $230 million charge, net of insurance recoveries, for the settlement of the securities and ERISA class action lawsuits filed in 2004 and restructuring and other noteworthy items of $264 million. Excluding these charges, consolidated operating income was $1.5 billion in 2010 compared with $1.3 billion in 2009.

Risk and Insurance Services operating income increased $176 million to $972 million in 2010 compared with 2009, or 22%, resulting from revenue growth at both Marsh and Guy Carpenter, as well as a decrease of $77 million in restructuring and related charges.

Consulting operating income decreased $276 million to $129 million in 2010 primarily due to the $400 million net charge related to the ARMB litigation settlements, partly offset by lower restructuring and other noteworthy items of $48 million. Excluding these items, Consulting operating income increased $76 million, or 16%.

Corporate and other results were $162 million of expense in 2010 compared to net expense of $423 million in 2009. In 2010, Corporate and other expenses include restructuring and other noteworthy charges of $13 million, partly offset by $10 million of payments received by the Company related to CARG. In 2009, Corporate expenses include a net charge of $230 million related to settlements of the class action lawsuits described above and $33 million of restructuring and other noteworthy charges. Excluding these items, Corporate and other expenses decreased $1 million in 2010 compared with 2009.

Discontinued operations include the operating results of Kroll for all years presented, including goodwill impairment charges of $315 million and $504 million in 2009 and 2008, respectively, the gain on the sale of Kroll and KLS in 2010 of $282 million, insurance recoveries of $16 million related to Putnam market-timing related matters in 2010 and the loss on the sale of KGS in 2009. Discontinued operations also include the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great-West Life Co. Inc., of Putnam Investments Trust from the Company in August 2007.

Consolidated net income attributable to the Company was $855 million in 2010, compared with $227 million in 2009.

Consolidated Revenues and Expenses

The Company conducts business in many countries, as a result of which the impact of foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions on the Company’s operating revenues is as follows:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2010	2009	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$4,744	$4,319	10%	1%	6%	2%
Guy Carpenter	975	911	7%	1%	4%	2%
Subtotal	5,719	5,230	9%	1%	6%	2%
Fiduciary Interest Income	45	54	(16)%	3%	2%	(21)%
Total Risk and Insurance Services	5,764	5,284	9%	1%	6%	2%
Consulting
Mercer	3,478	3,327	5%	2%	1%	2%
Oliver Wyman Group	1,357	1,282	6%	(1)%	—	7%
Total Consulting	4,835	4,609	5%	1%	—	3%
Corporate and Other/Eliminations	(49)	(62)
Total Revenue	$10,550	$9,831	7%	1%	3%	3%

*	Components of revenue change may not add due to rounding.

Revenue Details

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2010	2009	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,674	$1,555	8%	—	5%	3%
Asia Pacific	503	419	20%	8%	5%	7%
Latin America	298	267	11%	4%	—	8%
Total International	2,475	2,241	10%	2%	5%	4%
U.S. / Canada	2,269	2,078	9%	1%	7%	1%
Total Marsh	$4,744	$4,319	10%	1%	6%	2%
Mercer:
Retirement	$1,053	$1,091	(4)%	1%	—	(4)%
Health and Benefits	900	857	5%	—	—	5%
Rewards, Talent & Communications	488	456	7%	1%	4%	2%
Total Mercer Consulting	2,441	2,404	2%	1%	1%	—
Outsourcing	671	620	8%	4%	1%	3%
Investment Consulting & Management	366	303	21%	4%	—	16%
Total Mercer	$3,478	$3,327	5%	2%	1%	2%

*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2009	2008	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$4,319	$4,524	(5)%	(4)%	—	(1)%
Guy Carpenter	911	803	13%	(4)%	9%	8%
Subtotal	5,230	5,327	(2)%	(4)%	2%	—
Fiduciary Interest Income	54	139	(61)%	(2)%	1%	(60)%
Total Risk and Insurance Services	5,284	5,466	(3)%	(4)%	2%	(1)%
Consulting
Mercer	3,327	3,642	(9)%	(5)%	—	(4)%
Oliver Wyman Group	1,282	1,554	(17)%	(4)%	1%	(15)%
Total Consulting	4,609	5,196	(11)%	(5)%	—	(7)%
Corporate and Other /Eliminations (a)	(62)	68
Total Revenue	$9,831	$10,730	(8)%	(4)%	—	(3)%

*	Components of revenue change may not add due to rounding.

(a)	Includes revenue related to the Corporate Advisory and Restructuring business of $1 million and $127 million in 2009 and 2008, respectively.

Revenue Details

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2009	2008	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,555	$1,706	(9)%	(8)%	(1)%	—
Asia Pacific	419	412	2%	(3)%	—	5%
Latin America	267	252	6%	(5)%	2%	9%
Total International	2,241	2,370	(5)%	(6)%	(1)%	2%
U.S. / Canada	2,078	2,154	(4)%	(1)%	1%	(4)%
Total Marsh	$4,319	$4,524	(5)%	(4)%	—	(1)%
Mercer:
Retirement	$1,091	$1,178	(7)%	(6)%	—	(1)%
Health and Benefits	857	898	(5)%	(3)%	(1)%	(1)%
Rewards, Talent & Communications	456	555	(18)%	(2)%	1%	(17)%
Total Mercer Consulting	2,404	2,631	(9)%	(4)%	—	(4)%
Outsourcing	620	702	(12)%	(6)%	—	(6)%
Investment Consulting & Management	303	309	(2)%	(8)%	—	6%
Total Mercer	$3,327	$3,642	(9)%	(5)%	—	(4)%

*	Components of revenue change may not add due to rounding.

Revenue

Consolidated revenue for 2010 increased 7% to $10.6 billion compared with $9.8 billion in 2009, reflecting a 3% increase in underlying revenue, a 3% increase due to acquisitions and a 1% positive impact of foreign currency translation. Revenue in the Risk and Insurance Services segment increased 9% in 2010 compared with 2009. Underlying revenue increased 2% for the total Risk and Insurance Services segment, reflecting 2% increases in both Marsh and Guy Carpenter, partially offset by a 21% decrease in fiduciary interest income. Consulting revenue increased 5%, resulting from a 5% increase in Mercer and a 6% increase in the Oliver Wyman Group. On an underlying basis, revenue increased 3% reflecting a 2% increase in Mercer and a 7% increase in the Oliver Wyman Group.

Consolidated revenue for 2009 decreased 8% to $9.8 billion compared with $10.7 billion in 2008, reflecting a 3% decrease in underlying revenue and a 4% negative impact of foreign currency translation. Revenue in the Risk and Insurance Services segment decreased 3% in 2009 compared with 2008. Underlying revenue decreased 1% for the total Risk and Insurance Services segment, reflecting an 8% increase in Guy Carpenter, which was more than offset by a 1% decrease in Marsh and a 60% decrease in fiduciary interest income. Consulting revenue decreased 11%, resulting from a 9% decrease at Mercer and a 17% decline at the Oliver Wyman Group. On an underlying basis, revenue decreased 7% reflecting a 4% decrease in Mercer, and a 15% decrease in the Oliver Wyman Group.

Expenses

Consolidated operating expenses increased 6% in 2010 compared with the same period in 2009. Expenses in 2010 include the $400 net settlement at Mercer. In 2009, the Company recorded a $230 million charge, net of insurance recoveries, for the settlement of the securities and ERISA class action lawsuits filed in 2004. Restructuring and other noteworthy charges in 2010 of $139 million decreased $155 million from charges of $294 million in 2009. Excluding these charges, expenses were $9.1 billion in 2010 compared with $8.5 billion in 2009, an increase of 6%. The increase reflects a 1% increase due to the impact of foreign currency exchange, a 3% increase due to the impact of acquisitions and a 2% increase in underlying expenses. The increase in underlying expenses is due to higher pension, travel and entertainment, outsourcing and other outside services costs.

Consolidated operating expenses decreased 10% in 2009 compared with the same period in 2008. In 2009, the Company recorded a $230 million charge, net of insurance recoveries, for the settlement of the securities and ERISA class action lawsuits filed in 2004. Restructuring and other noteworthy charges in 2009 of $294 million decreased $138 million from charges of $432 million in 2008. Excluding these charges, expenses were $8.6 billion in 2009 compared with $9.6 billion in 2008, or a decrease of 11%. The decrease reflects a 4% decline due to the impact of foreign currency exchange, a 1% decline due to the impact of dispositions and a 5% decline in underlying expenses. The decrease in underlying expenses is due to generally lower expenses, primarily in base salary, employee benefits, travel and entertainment, outside services, facilities, equipment and recoverable expenses from clients.

Restructuring

Actions Initiated in 2010

In 2010, the Company implemented restructuring actions which resulted in costs totaling $114 million, primarily related to severance and benefits, and costs for future rent and other real estate costs. Approximately $63 million of these costs related to cost reduction activities for acquisitions made in 2010. These costs were incurred as follows: Risk and Insurance Services—$81 million comprising Marsh—$65 million (acquisition related—$46 million) and Guy Carpenter—$16 million (acquisition related—$6 million); Mercer—$25 million (acquisition related—$11 million); and Corporate—$8 million. These activities resulted in the elimination of approximately 450 positions at Marsh, 80 positions at Guy Carpenter, 240 positions at Mercer and 70 positions at Corporate. The annualized cost savings from these actions are expected to be approximately $100 million.

Actions Initiated Prior to 2010

Prior to 2010, the Company implemented several restructuring and cost-savings initiatives related to firm-wide infrastructure, organization structure and operating the Company’s business processes. During 2010, the Company incurred restructuring costs of $27 million in connection with actions initiated in prior years, primarily due to severance and related benefits and adjustments to the estimated future rent and real estate costs related to previously vacated space.

Businesses Exited

In February 2010, Kroll sold KLS, its substance abuse testing business for $110 million. On August 3, 2010, the Company completed the sale of Kroll to Altegrity for $1.13 billion. The account balances and activities of Kroll and KLS have been segregated and reported as discontinued operations in the accompanying financial statements for all periods presented. The gain on the sale of Kroll and related tax benefits and the after- tax loss on the disposal of KLS, along with Kroll’s and KLS’s 2010 and comparative results of operations are included in discontinued operations.

During the second quarter of 2009, Kroll sold KGS. The results of operations and the loss on sale of KGS are included in discontinued operations.

During the fourth quarter of 2008, the Company sold its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts. Based on the terms and conditions of the disposals, the Company determined it has “continuing involvement” in these businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, the results of these businesses, including the loss on disposal, are included in continuing operations. The Company recorded a loss of $28 million on the disposition of the U.K. Corporate Advisory and Restructuring businesses. The net assets of these U.K. businesses were written-off upon transfer to the new owners. The Company will earn royalties on future revenue of these businesses over the next two years. The royalties will be recognized when earned under the terms of the contract and when collectability is reasonably assured. Through December 31, 2010, the Company has recognized $11 million of royalty payments related to the U.K. businesses. The transfer of the U.S. restructuring business was financed with a seller note. If the Company receives interest and principal payments as scheduled for the U.S. business, it will recover the value of the net assets transferred to the new owners and recognize a gain on the disposal of $18 million.

In March 2010, the Company agreed to suspend collections of interest and principal payments on the seller financed note related to the U.S. restructuring business. The payments received prior to March 2010 were sufficient to allow the Company to recover the value of net assets transferred and recognize $1 million of gain. Although it is uncertain whether future payments will be received under the revised terms of the note, the Company has no remaining net investment in the U.S. restructuring business. Any future collections will be recognized as income, if and when received.

Risk and Insurance Services

In the Risk and Insurance Services segment, the Company’s subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of risk management, insurance broking and insurance program management services, primarily under the name of Marsh; and engage in reinsurance broking, catastrophe and financial modeling services and related advisory functions, primarily under the name of Guy Carpenter.

Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients and/or commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. Revenues are affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients themselves and by the value of the risks that have been insured since commission based compensation is frequently related to the premiums paid by insureds/reinsureds. In many cases, fee compensation may be negotiated in advance, based on the types and amounts of risks to be analyzed by the Company and ultimately placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next will therefore be affected by changes in premium rate levels, fluctuations in client risk retention, and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.

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

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2010	2009	2008
Revenue	$5,764	$5,284	$5,466
Compensation and Benefits	3,261	3,023	3,299
Other Operating Expenses	1,531	1,465	1,707
Expense	4,792	4,488	5,006
Operating Income	$972	$796	$460
Operating Income Margin	16.9%	15.1%	8.4%

Revenue

Revenue in Risk and Insurance Services increased 9% in 2010 compared with 2009 reflecting a 2% increase on an underlying basis, a 6% increase from acquisitions, and a 1% increase from the impact of foreign currency exchange translation.

In Marsh, revenue in 2010 was $4.7 billion, an increase of 10% from the same quarter of the prior year, reflecting 2% growth in underlying revenue, a 6% increase from acquisitions and a 1% increase resulting from the impact of foreign currency translation. The underlying revenue increase of 2% was achieved despite the economic environment and the soft pricing environment in the global property-casualty insurance market. Marsh increased revenues in all its geographies, reflecting new business growth of 8%. Underlying revenue increased 8% in Latin America, 7% in Asia Pacific, 1% in U.S. / Canada and 3% in EMEA.

Marsh completed several strategic acquisitions during 2010. In the first quarter of 2010, Marsh acquired Haake Companies, Inc., one of the largest insurance agencies in the Midwest, and Thomas Rutherfoord, Inc., one of the largest insurance broking firms in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh completed the acquisition of HIBL, an international provider of risk intermediary and risk advisory services and the Bostonian Group, one of the largest regional insurance brokerages in New England. In the fourth quarter of 2010, Marsh acquired Trion, a large U.S. private benefit specialist and SBS, a Georgia-based benefits brokerage and consulting firm. In January 2011, Marsh acquired RJF Agencies, one of the largest independent insurance agencies in the upper Midwest. All of the acquisitions noted above, except HIBL relate to the Marsh & McLennan Agency. The Marsh & McLennan Agency acquisitions completed in 2010 have added approximately $200 million of annualized revenue.

In March 2010, Marsh announced its approach to market remuneration and contingent commissions in the U.S. As previously announced, Marsh and McLennan Agency and Marsh’s affinity, sponsored program and personal lines businesses accept contingent commissions. Marsh does not accept contingent commissions on any placement for any U.S. clients served by the firm’s core brokerage operation. Marsh will continue to collect enhanced commissions with respect to its core brokerage operations, which are fixed in advance of insurance transactions and are not related to volume, retention, growth or profitability.

Guy Carpenter’s revenue increased 7% to $975 million in 2010 compared with 2009, or 2% on an underlying basis. The increase in underlying revenue was due to continued strong new business and high client retention over the past two years. In April 2009, Guy Carpenter acquired John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc.

Fiduciary interest income was $45 million in 2010, a decrease of 16% compared with 2009, driven by lower interest rates.

Revenue in Risk and Insurance Services decreased 3% in 2009 compared with 2008, reflecting a 4% negative impact of foreign currency exchange fluctuations, a 1% decrease on an underlying basis partly offset by a 2% increase from acquisitions.

In Marsh, revenue in 2009 decreased 5% from 2008, reflecting a 4% negative impact of foreign currency translation and a 1% decrease in underlying revenue. These results reflected the difficult economic environment, in addition to the pressure on insurance premium levels, commissions and fees. On a geographic basis, Marsh’s International revenue increased 2% on an underlying basis reflecting a 9% increase in Latin America and a 5% increase in Asia Pacific, reflecting strong new business growth on a global basis, partly offset by a decrease of 4% in the U.S. / Canada region.

Guy Carpenter’s revenue of $911 million in 2009 increased 13% compared with the prior year, or 8% on an underlying basis. The increase in underlying revenue was primarily due to higher client revenue retention and an increase in new business. As noted above, in April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc. and in October 2009, completed the acquisition of Rattner Mackenzie Limited. These acquisitions contributed 7% to the year-over-year revenue growth in 2009.

Fiduciary interest income for the Risk and Insurance Services segment was $54 million in 2009, a decrease of 61% compared with the same period of 2008, driven by lower interest rates.

Expense

Expenses in the Risk and Insurance Services segment increased 7% in 2010 compared with 2009, reflecting a 6% increase from acquisitions and a 1% increase due to the impact of foreign currency translation. Expenses on an underlying basis were flat, as higher pension related expenses, travel and entertainment, and outsourcing costs were offset by a $77 million decrease in restructuring and related charges.

Expenses in the Risk and Insurance Services segment decreased 10% in 2009, compared with the prior year. Underlying expenses decreased 8% with the remaining reduction due to the impact of foreign currency exchange of 4% partly offset by an increase of 1% due to the impact of acquisitions. The decline in underlying expenses reflects lower compensation and benefit costs due to reductions in the number of employees as a result of restructuring activities and a decrease in other operating cost categories. The decrease in other expenses includes a reduction in professional liability costs reflecting the impact of a $33 million charge recorded in the third quarter of 2008 and a reduction of $39 million in net settlement, legal and regulatory costs (reduced by insurance recoveries in 2009). The expense decrease also reflects lower restructuring and related charges in 2009 as compared with 2008.

Consulting

The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of retirement, health & benefits, rewards, talent & communications, outsourcing, and investment consulting & management. Oliver Wyman Group provides specialized management and economic and brand consulting services.

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

Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also affected by competition due to the introduction of new products and services, broad trends in employee demographics, including levels of employment, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of investment management services and retirement trust and administrative services, which are expected to increase over time, are significantly affected by securities market performance.

The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2010	2009	2008
Revenue	$4,835	$4,609	$5,196
Compensation and Benefits	2,974	2,917	3,204
Other Operating Expenses	1,732	1,287	1,437
Expense	4,706	4,204	4,641
Operating Income	$129	$405	$555
Operating Income Margin	2.7%	8.8%	10.7%

Revenue

Consulting revenue in 2010 increased 5% compared with 2009, or 3% on an underlying basis. Mercer’s revenue was $3.5 billion in 2010, an increase of 5%. On an underlying basis, Mercer’s revenue increased 2%. Within Mercer’s consulting lines, revenue on an underlying basis in 2010 was flat compared with 2009, reflecting increases of 5% in health and benefits and 2% in rewards, talent & communications, offset by a 4% decline in retirement. The growth in health and benefits was driven by increases in all geographies. The increase in rewards, talent & communications was driven by a resurgence of demand for compensation surveys partially offset by lower rewards and talent consulting assignments concentrated in the first half of the year. Outsourcing revenue increased 3% on an underlying basis, driven by new client wins primarily in Australia. Investment consulting & management revenue increased 16% on an underlying basis, due to strong growth in all geographies. Oliver Wyman’s revenue increased 6% to $1.4 billion in 2010, or 7% on an underlying basis, driven by double-digit revenue growth within its financial services practice. Other areas, including the healthcare, transportation and consumer sectors also generated double-digit revenue growth.

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

Expense

Consulting expenses in 2010 increased 12% to $4.7 billion, or 10% on an underlying basis. Mercer recorded a net $400 million charge related to the Alaska settlement in 2010 and in 2009 recorded incremental costs of $30 million related to a professional liability settlement. Excluding these charges, expenses increased 3% on an underlying basis. This increase reflects the impact of higher pension related costs, meeting and training costs, recruitment and asset based fees partly offset by lower severance, restructuring and recoverable expenses from clients.

Consulting expenses decreased 9% in 2009 compared with the same period in 2008, reflecting a 4% decrease from the impact of foreign exchange rates and a 6% decrease on an underlying basis. The decline in underlying expenses reflects a decrease in base salaries and employee benefits due to decreased staff levels, along with cost reductions in all discretionary expense categories and lower recoverable expenses from clients. These decreases were partly offset by an increase in professional liability costs of approximately $30 million, primarily reflecting a legal settlement at Mercer, and higher severance costs at Oliver Wyman due to capacity reductions.

Corporate and Other

With the disposition of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has now divested its entire Risk Consulting and Technology segment. As described in Note 1 to the consolidated financial statements, based on the terms and conditions of the divestitures of the CARG businesses in 2008, the Company determined it has “continuing involvement” in those businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of the CARG businesses as discontinued operations is not appropriate, and their financial results in the current and prior periods are included in operating income. The runoff of the Company’s involvement in the CARG businesses is now managed by the Company’s corporate departments, and consequently, the financial results of these businesses are now included in “Corporate” for segment reporting purposes.

The following results of Corporate and Other includes the Corporate Advisory and Restructuring operations:

(In millions of dollars)	2010	2009	2008
Corporate and Other:
Corporate Advisory and Restructuring
Revenue (a)	$1	$1	$127
Expense	(9)	4	208
Operating Income (Loss)	10	(3)	(81)
Corporate Expense	(172)	(420)	(255)
Total Corporate and Other	$(162)	$(423)	$(336)

(a)	Before intercompany eliminations

Corporate expenses in 2010 were $172 million compared to $420 million in 2009. The decrease is due to the impact of a $230 million net charge incurred in 2009 related to the settlement of the securities and ERISA class action lawsuits. The decrease in Corporate expense in 2010 compared to 2009 also reflects the impact of lower restructuring charges partly offset by higher consulting fees. The decrease in Corporate Advisory and Restructuring expenses in 2010 is due to the impact of $10 million of payments received in 2010 related to the disposal of this unit in 2008 compared with $1 million in 2009. These payments are classified as a recovery of expenses previously incurred as a result of the disposal transaction.

Corporate expenses in 2009 were $420 million compared to $255 million in 2008. Expenses in 2009 include a $230 million charge related to the settlement of the securities and ERISA class action lawsuits described above. Restructuring and related charges in 2009 were $31 million compared with $85 million in 2008. Excluding these charges, expenses would have decreased 6%. This decrease is due to lower consulting and legal fees in 2009 compared to 2008. Expenses for the Corporate Advisory and Restructuring business reflect a goodwill impairment charge of $36 million in 2008.

Discontinued Operations

On August 3, 2010, the Company completed its sale of Kroll to Altegrity for cash proceeds of $1.13 billion. In the first quarter of 2010, Kroll completed the sale of KLS. The account balances and activities of Kroll and KLS have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets at December 31, 2009. The gain on the sale of Kroll and related tax benefits and the after-tax loss on the sale of KLS, along with Kroll’s and KLS’s 2010 and comparative results of operations are included in discontinued operations.

Discontinued operations in 2010 and 2009 includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great-West Lifeco, Inc. of Putnam Investments Trust from the Company in August 2007. Discontinued operations in 2010 includes $16 million for insurance recoveries for costs incurred in prior years related to Putnam.

In the second quarter of 2009 Kroll completed the sale of KGS. The loss on the sale of KGS and comparative results of operations are included in discontinued operations.

Results of discontinued operations in 2008 include the operating results of Kroll, KLS and KGS and the effects of three other discontinued operations—Putnam, Mediservice and Kroll Crucible—which are discussed in more detail below.

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

Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Kroll Operations
Revenue	$381	$699	$866
Expense (a)	345	958	1,281
Net operating income	36	(259)	(415)
Income tax	16	24	24
Income from Kroll operations, net of tax	20	(283)	(439)
Other discontinued operations, net of tax	(7)	—	—
Income (loss) from discontinued operations, net of tax	13	(283)	(439)
Disposals of discontinued operations (b)	58	8	29
Income tax (credit) expense (c)	(235)	15	33
Disposals of discontinued operations, net of tax	293	(7)	(4)
Discontinued operations, net of tax	$306	$(290)	$(443)
Discontinued operations, net of tax per share
—Basic	$0.55	$(0.54)	$(0.83)
—Diluted	$0.55	$(0.54)	$(0.84)

(a)	Includes goodwill impairment charges of $315 million and $504 million for 2009 and 2008, respectively.
(b)	Includes gain on sale of Kroll and the gain on the sale of KLS in 2010 and a loss on the sale of Kroll Government Services in 2009.
(c)	The income tax credit related to the disposal of discontinued operations for 2010 primarily represents the recognition of tax benefits related to the sale of Kroll, partly offset by a tax provision of $36 million related to the sale of KGS.

Other Corporate Items

Interest

Interest income earned on corporate funds amounted to $20 million in 2010 compared with $17 million in 2009. The increase is primarily due to higher non-U.S. interest rate yields in 2010 compared to 2009. Interest expense was $233 million in 2010 compared with $241 million in 2009. The decrease in interest expense is primarily due to the maturity of $550 million of senior notes in the third quarter of 2010.

Interest income earned on corporate funds amounted to $17 million in 2009, compared with $47 million in 2008. The decrease in interest income is due to lower average interest rates in 2009 compared with the prior year. Interest expense of $241 million in 2009 increased $21 million from the prior year. This increase is primarily due to the pre-funding in the first quarter of the $400 million of senior notes that matured in June 2009, the higher interest rate on the new bonds compared with those that matured, as well as higher interest expense associated with acquisition related liabilities. The Company used the proceeds of the newly issued senior notes to fund the maturity of $400 million of senior notes in June 2009.

Investment Income (Loss)

In 2010, investment income was $43 million compared with a loss of $2 million in 2009. The increase reflects the impact of mark-to-market gains in 2010 on Risk Capital Holdings’ private equity investments compared to losses in 2009, and gains realized from the sale of equity securities in 2010.

In 2009, investment losses were $2 million compared with a $12 million loss in the prior year. The decrease reflects lower mark-to-market declines on Risk Capital Holdings’ private equity investments recorded in 2009 compared with 2008, and gains realized from the sale of equity securities in 2009.

Income Taxes

The Company’s consolidated effective tax rate in 2010 was 26.5%. The tax rate reflects foreign operations taxed at rates lower than the U.S. statutory tax rate.

The Company’s consolidated effective tax rate in 2009 was 3.8%. The tax rate reflects reductions relating to a decrease in the liability for unrecognized tax benefits and foreign operations taxed at rates lower than the U.S. statutory tax rate. The decrease in the liability for unrecognized tax benefits resulted from expiring statutes of limitations, audit settlements and changes in estimates.

The Company’s consolidated effective tax rate in 2008 was 22.9%. The tax rate reflects foreign operations taxed at rates lower than the U.S. rate. It also reflects a federal benefit on deferred state taxes, largely offset by other deferred tax adjustments.

The lower tax rate generally attributed to the Company’s foreign operations reflects income taxed at rates lower than the 35% U.S. federal tax rate, net of the U.S. tax impact of repatriation of foreign earnings. The reduced effective tax rate primarily reflects lower corporate tax rates that prevail outside of the U.S., enhanced by planning that further reduces the impact of taxes worldwide. Under current U.S. tax law, the Company anticipates its non-U.S. operations will continue to incur taxes at rates under 35%, although the percentage impact on the tax rate is expected to moderate as increases in U.S. pretax income change the geographic mix of income.

Nevertheless, the effective tax rate is expected to remain significantly variable for the foreseeable future. The rate is sensitive to the geographic mix and repatriation of the Company’s earnings, which may have a favorable or unfavorable impact on the rate. This also could result in foreign tax credit carryforwards arising in future periods for which a valuation allowance may be required. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

The realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the tax benefits are deductible or creditable. The Company and Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings. In the United States, certain groups within the Company, which file on a combined basis, and certain entities within Marsh’s operations, which file on a separate entity basis, incurred losses for the last two years as well as the current year. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carryforwards in the Company’s consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2010, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed that are designed to reduce capacity and adjust to lower demand in the current economic environment, (iii) profit trends evidenced by recent improvements in the Company’s and Marsh’s operating performance, (iv) the nonrecurring nature of some of the items that contributed to the losses, (v) the carryforward periods for the net operating losses (“NOLs”) and foreign tax credit carryforwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to approximately $250 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future earnings from the Company’s profitable global operations. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2010, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.

Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s Administration, if enacted, could have a significant adverse impact on the effective tax rate.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily for operating expenses, servicing debt, funding pension obligations, paying dividends on outstanding stock, funding acquisitions and capital expenditures. As a holding company, the Company’s primary source for meeting these requirements is cash flows from operating subsidiaries. Other sources of liquidity include borrowing facilities discussed below in financing cash flows.

Cash on our consolidated balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheet as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.

Operating Cash Flows

The Company generated $722 million of cash from operations in 2010 compared with $640 million in 2009. These amounts reflect the net income reported by the Company during those periods, excluding gains or losses from investments and the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. In December 2009, the Company paid $435 million into settlement funds related to the securities and ERISA class action lawsuits described above. Through December 31, 2009, the Company had collected $163 million of the total $230 million recovery from its insurers and the remaining $67 million was collected in January 2010.

On June 11, 2010, the Company resolved the litigation brought by the Alaska Retirement Management Board (“ARMB”) on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million was covered by insurance. The Company recorded a tax benefit of $277 million related to the disposition of Kroll and a $160 million tax benefit related to the cost of the Alaska Settlement. Approximately $50 million of the tax benefits related to the Kroll disposition were realized during 2010 and approximately $230 million is expected to be realized in the first half of 2011.

Pension Related Items

During the third quarter of 2010, the Company contributed $200 million to its U.S. Retirement Plan. The Company realized a tax benefit on this contribution of approximately $70 million in 2010. During 2010, the Company contributed $221 million to its U.S. pension plans (including the $200 million discussed above) and approximately $237 million to non-U.S. pension plans, compared with $22 million for U.S. plans and $400 million for non-U.S. plans in 2009.

The Company’s expected funding for its U.S. non-qualified and non-U.S. pension plans in 2011 is approximately $20 million and $300 million, respectively. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign laws. There currently is no ERISA funding requirement for the U.S. qualified plan for 2010 or 2011. Funding requirements for non-U.S. plans vary by country. Contribution rates are determined by the local actuaries based on local funding practices and statutory requirements, which may differ from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.

During 2010, the Company’s defined benefit pension plan assets experienced investment gains of 14.4% in the U.S. and 13.5% in the U.K., our largest plan.

Pension liabilities are impacted by, among other things, the discount rate set as of year-end. In addition, the year-over-year change in the funded status of the plans is impacted by the variance between actual and assumed results, particularly with regard to return on assets and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses at December 31, 2010 were approximately $1.3 billion for the U.S. plans and $2.3 billion for the non-U.S. plans. Over the past several years, the amount of actuarial losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. In 2008, severe downturns in the global equity markets resulted in market declines of 18% in the U.S. and 14% in the U.K. (our largest plan). This was partly offset by asset returns which exceeded the assumed rates of return in 2009 and 2010 in both the U.S. and the U.K. In addition, the discount rate used to measure plan liabilities declined in the U.S. in each of the last three years. A decline in the discount rate increases the measured plan liability, resulting in actuarial losses. In the U.K., asset losses in 2008 were partly offset by an increase in the discount rate. However, the discount rate in the U.K. declined in each of the last two years.

Overall, the Company’s pension expense is expected to increase in 2011 by approximately $60 million before the partly-offsetting impacts on bonuses and other incentive compensation and possible movements in foreign exchange rates.

The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.

Financing Cash Flows

Net cash used for financing activities was $1.1 billion in 2010 compared with $464 million of net cash used for financing activities in 2009. The Company reduced outstanding debt by approximately $550 million, $10 million and $260 million in 2010, 2009 and 2008, respectively.

Debt

During 2010, the Company’s 5.15% ten-year fixed rate $550 million senior notes matured. The Company used a portion of the cash received from the Kroll disposition to fund the maturity of those notes.

During 2009, the Company’s 7.125% ten-year $400 million bond matured. The Company used cash on hand as well as the proceeds from the issuance of 9.25% ten-year $400 million senior notes in the first quarter to manage liquidity, including the funding of the maturing notes.

During 2008, the Company’s 3.625% five-year fixed rate $250 million senior notes matured. The Company used cash on hand to manage liquidity, including the repayment of these notes.

In the first quarter of 2009, Marsh acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million reflecting cash paid of $24 million and future consideration of $23 million, of which $15 million was paid in the first quarter of 2010.

On October 23, 2009, the Company and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon the Company’s credit ratings and the Company’s credit default swap levels, subject to floors and caps. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2010.

The Company’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. The Company’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. The Company carries a stable outlook from Moody’s and a negative outlook from Standard & Poor’s.

The Company also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $272 million at December 31, 2010 and $250 million at December 31, 2009. There were no outstanding borrowings under these facilities at December 31, 2010.

Share Repurchases

On September 15, 2010, the Company’s Board of Directors authorized a $500 million share repurchase program. During the fourth quarter of 2010, the Company repurchased 3.4 million of its common stock for total consideration of $85.5 million. The repurchase authorization does not have a time limit.

Dividends

The Company paid total dividends of $452 million in 2010 ($0.81 per share), $431 million in 2009 ($0.80 per share) and $412 million ($0.80 per share) in 2008.

Investing Cash Flows

Net cash provided by investing activities amounted to $535 million in 2010. This compares with $236 million of net cash used for investing activities in 2009. The Company made eight acquisitions in 2010. Cash used for these acquisitions, net of cash acquired, was $427 million compared with $67 million used for acquisitions in 2009. In addition, the Company issued approximately 7.6 million shares of common stock with an acquisition date value of $183 million, and recorded a liability of $81 million for estimated contingent purchase consideration related to the acquisitions completed in 2010. In 2010, the Company also paid $60 million of deferred purchase consideration, $3 million for other intangible assets and $2 million of contingent purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of $189 million for acquisitions completed in 2010 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2010. The Company paid contingent consideration of $6 million in 2009.

Cash provided by the sale of securities was $32 million and $42 million in 2010 and 2009, respectively.

The Company received $1.13 billion from its disposition of Kroll, which closed on August 3, 2010 and $110 million from the disposition of KLS which closed in the second quarter of 2010. In 2009, the Company received $70 million related to the disposition of KGS.

The Company’s additions to fixed assets and capitalized software, which amounted to $271 million in 2010 and $305 million in 2009, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs. These amounts include additions related to Kroll, which is included in discontinued operations, of $13 million and $44 million for 2010 and 2009, respectively.

The Company has committed to potential future investments of approximately $81 million in connection with its investments in Trident II and other funds managed by Stone Point Capital, LLC. The majority of the Company’s investment commitments for funds managed by Stone Point Capital, LLC are related to Trident II, the investment period for which is now closed for new investments. No significant future capital calls related to Trident II are expected.

Commitments and Obligations

The following identifies the Company’s future contractual obligations by the types identified in the table below as of December 31, 2010:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$8	$8	$—	$—	$—
Long-term debt	3,034	—	519	1,420	1,095
Interest on long-term debt	1,511	185	340	276	710
Net operating leases	2,596	368	618	445	1,165
Service agreements	433	127	134	71	101
Other long-term obligations	189	46	130	12	1
Total	$7,771	$734	$1,741	$2,224	$3,072

The above does not include unrecognized tax benefits of $199 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $30 million that may become payable during 2010. The above does not include the indemnified liabilities discussed in Note 16 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $935 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The amounts of estimated future benefits payments to be made from plan assets are disclosed in Note 8 to the consolidated financial statements. The Company expects to contribute approximately $20 million and $300 million in 2011 to its U.S. non-qualified and non-U.S. pension plans, respectively.

Market Risk and Credit Risk

Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.

Interest Rate Risk and Credit Risk

The Company has historically managed its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance the Company’s asset base. During 2007, virtually all of the Company’s variable rate borrowings were repaid. In January 2011, the Company entered into two 3.5 year interest rate swaps to hedge changes in the fair value of the first $250 million of its 5.375% senior notes due in 2014. Under the terms of the swap, the counterparties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance.

Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates, particularly short-term interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2010
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,894
Fiduciary cash and investments	$3,824

These investments and debt instruments are discussed more fully in Note1 to the consolidated financial statements appearing in Item 8 of this report.

Based on the above balances, if short-term interest rates increased or decreased by 10%, or 13 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $5 million.

In addition to interest rate risk, our cash investments and fiduciary fund investments are subject to potential loss of value due to counterparty credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board-approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counterparty limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary funds are invested in short-term bank deposits and liquid money market funds.

Foreign Currency Risk

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 56% of total revenue. Note 17 details revenue by geographic area. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $50 million.

Equity Price Risk

The Company holds investments in public and private companies, as well as in certain private equity funds managed by Stone Point Capital. Publicly traded investments of $23 million are classified as available for sale. Non-publicly traded investments of $39 million are accounted for using the cost method and $168 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other

A number of lawsuits and regulatory proceedings are pending. See Note 16 to the consolidated financial statements.

Management’s Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management considers the policies discussed below to be critical to understanding the Company’s financial statements because their application places the most significant demands on management’s judgment, and requires management to make estimates about the effect of matters that are inherently uncertain. Actual results may differ from those estimates.

Legal and Other Loss Contingencies

The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. Significant management judgment is required to apply this guidance. The Company analyzes its litigation exposure based on available information, including consultation with internal and external counsel handling the defense of these matters, to assess its potential liability.

In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under the Company’s various insurance programs.

Retirement Benefits

The Company maintains qualified and non-qualified defined benefit pension and defined contribution plans for its eligible U.S. employees and a variety of defined benefit and defined contribution plans for its eligible non-U.S. employees. The Company’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign laws.

The Company recognizes the funded status of its overfunded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in the Company’s consolidated balance sheets.

The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. The Company believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust them as appropriate. Based on its current assumptions, the Company expects pension expense in 2011 to increase approximately $60 million compared with 2010 before partly-offsetting impacts of bonuses and other incentive compensation and possible movements in foreign exchange rates.

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

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(17)	$(27)	$17	$27
Discount Rate	$(43)	$(41)	$47	$43

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

Income Taxes

The Company tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

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

Tax law requires items be included in the Company’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for and amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax-planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior carryback years if carryback is permitted under the appropriate tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carryforwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

Fair Value Determinations

Investment Valuation—The Company holds investments in both public and private companies, as well as certain private equity funds. The majority of the public investments are accounted for as available for sale securities. Certain investments, primarily investments in private equity funds, are accounted for using the equity method. Although not directly recorded in the Company’s consolidated balance sheets, the Company defined benefit pension plans hold investments of approximately $10 billion. The fair value of these investments determines, in part, the over-or under-funded status of those plans, which is included in the Company’s consolidated balance sheets. The Company periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. The Company bases its review on the facts and circumstances as they relate to each investment. Fair value of investments in private equity funds is determined by the funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of the Company’s investments. The Company reviews with the fund manager the appropriateness of valuation results for significant private equity investments.

Goodwill Impairment Testing—The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company performed interim goodwill impairment assessments in its Risk Consulting & Technology segment which resulted in an impairment charge of $315 million recorded in the first quarter of 2009 and impairment charges totaling $540 million recorded in the first and second quarters of 2008. Impairment charges included in discontinued operations were $315 million and $504 million in 2009 and 2008, respectively. The Risk Consulting & Technology segment was effectively disposed of with the sale of Kroll in August of 2010. The Company completed its 2010 annual review in the third quarter of 2010 and concluded that goodwill was not impaired. The fair value of each reporting unit exceeded its carrying value by a substantial margin. The fair value estimates used in this assessment are dependent upon assumptions and estimates about the future profitability and other financial ratios of our reporting units, as well as relevant financial data, recent transactions and market valuations of comparable public companies.

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

As of December 31, 2010, there was $23.4 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.7 years. Also as of December 31, 2010, there was $206 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and deferred stock unit awards.

See Note 9 to the consolidated financial statements for additional information regarding guidance for accounting for share-based payments.

New Accounting Pronouncements

Note 1 contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See the information set forth under the heading “Market Risk and Credit Risk” above under Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, (In millions, except per share figures)	2010	2009	2008
Revenue	$10,550	$9,831	$10,730

Expense:
Compensation and benefits	6,465	6,182	6,830
Other operating expenses	3,146	2,871	3,221
Operating expenses	9,611	9,053	10,051

Operating income	939	778	679
Interest income	20	17	47
Interest expense	(233)	(241)	(220)
Investment income (loss)	43	(2)	(12)
Income before income taxes	769	552	494
Income taxes	204	21	113
Income from continuing operations	565	531	381
Discontinued operations, net of tax	306	(290)	(443)
Net income (loss) before non-controlling interests	871	241	(62)
Less: net income attributable to non-controlling interests	16	14	11
Net income (loss) attributable to the Company	$855	$227	$(73)
Basic net income (loss) per share
—Continuing operations	$1.01	$0.97	$0.70
—Net income (loss) attributable to the Company	$1.56	$0.43	$(0.13)
Diluted net income (loss) per share
—Continuing operations	$1.00	$0.96	$0.70
—Net income (loss) attributable to the Company	$1.55	$0.42	$(0.14)
Average number of shares outstanding— Basic	540	522	514
— Diluted	544	524	515
Shares outstanding at December 31,	541	530	514

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, (In millions of dollars)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,894	$1,707
Receivables
Commissions and fees	2,544	2,298
Advanced premiums and claims	96	86
Income tax receivable	323	175
Other	186	272
	3,149	2,831
Less—allowance for doubtful accounts and cancellations	(114)	(107)
Net receivables	3,035	2,724
Current assets of discontinued operations	—	221
Other current assets	347	279
Total current assets	5,276	4,931
Goodwill and intangible assets	6,823	6,219
Fixed assets, net	822	850
Pension related assets	265	94
Deferred tax assets	1,205	1,234
Non-current assets of discontinued operations	—	1,085
Other assets	919	924
	$15,310	$15,337
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$8	$558
Accounts payable and accrued liabilities	1,741	1,751
Accrued compensation and employee benefits	1,294	1,290
Accrued income taxes	62	—
Liabilities of discontinued operations	—	116
Total current liabilities	3,105	3,715
Fiduciary liabilities	3,824	3,559
Less—cash and investments held in a fiduciary capacity	(3,824)	(3,559)
	—	—
Long-term debt	3,026	3,034
Pension, postretirement and postemployment benefits	1,211	1,182
Liability for errors and omissions	430	518
Other liabilities	1,123	1,025
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at 2010 and 2009	561	561
Additional paid-in capital	1,185	1,211
Retained earnings	7,436	7,033
Accumulated other comprehensive loss	(2,300)	(2,171)
Non-controlling interests	47	35
	6,929	6,669
Less—treasury shares at cost, 20,132,120 at 2010 and 30,967,116 at 2009	(514)	(806)
Total equity	6,415	5,863
	$15,310	$15,337

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Operating cash flows:
Net income (loss) before non-controlling interests	$ 871	$241	$(62)
Adjustments to reconcile net income (loss) to cash provided by operations:
Goodwill impairment charge	—	315	540
Depreciation and amortization of fixed assets and capitalized software	291	307	332
Amortization of intangible assets	66	58	72
Provision for deferred income taxes	16	42	103
(Gains)/losses on investments	(40)	8	20
(Gains)/losses on disposition of assets	(17)	56	52
Stock option expense	18	11	34
Changes in assets and liabilities:
Net receivables	(216)	(81)	270
Other current assets	51	(28)	(18)
Other assets	(216)	118	(106)
Accounts payable and accrued liabilities	(55)	124	(149)
Accrued compensation and employee benefits	(13)	92	(76)
Accrued income taxes	32	(95)	(159)
Other liabilities	(145)	(487)	(119)
Effect of exchange rate changes	79	(41)	206
Net cash provided by operations	722	640	940
Financing cash flows:
Purchase of treasury shares	(86)	—	—
Proceeds from issuance of debt	—	398	—
Repayments of debt	(559)	(408)	(260)
Purchase of non-controlling interests	(15)	(24)	—
Shares withheld for taxes on vested units—treasury shares	(59)	(33)	(39)
Issuance of common stock	41	34	68
Dividends paid	(452)	(431)	(412)
Net cash used for financing activities	(1,130)	(464)	(643)
Investing cash flows:
Capital expenditures	(271)	(305)	(386)
Net sales of long-term investments	91	53	97
Proceeds from sales of fixed assets	6	7	11
Dispositions	1,202	75	56
Acquisitions	(492)	(73)	(126)
Other, net	(1)	7	—
Net cash provided by (used for) investing activities	535	(236)	(348)
Effect of exchange rate changes on cash and cash equivalents	(10)	152	(397)
Increase (decrease) in cash and cash equivalents	117	92	(448)
Cash and cash equivalents at beginning of period	1,777	1,685	2,133
Cash and cash equivalents at end of period	$1,894	$1,777	$1,685
Cash and cash equivalents—reported as discontinued operations	—	70	47
Cash and cash equivalents—continuing operations	$1,894	$1,707	$1,638

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, (In millions, except per share figures)	2010	2009	2008
Common Stock
Balance, beginning and end of year	$561	$561	$561
Additional Paid-In Capital
Balance, beginning of year	$1,211	$1,245	$1,242
Change in accrued stock compensation costs	6	54	11
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax benefits/deficiencies	(17)	2	(8)
Purchase of subsidiary shares from non-controlling interests	—	(38)	—
Issuance of shares for acquisitions	(15)	(52)	—
Balance, end of year	$1,185	$1,211	$1,245
Retained Earnings
Balance, beginning of year	$7,033	$7,237	$7,732
Net income (loss) attributable to the Company (a)	855	227	(73)
Dividend equivalents paid	(15)	(14)	(10)
Dividends declared—(per share amounts: $.81 in 2010, $.80 in 2009 and 2008)	(437)	(417)	(412)
Balance, end of year	$7,436	$7,033	$7,237
Accumulated Other Comprehensive Loss
Balance, beginning of year	$(2,171)	$(2,098)	$(351)
Foreign currency translation adjustments (b)	(27)	346	(770)
Unrealized investment holding (losses) gains, net of reclassification adjustments (c)	(12)	(2)	11
Net changes under benefit plans, net of tax (d)	(90)	(417)	(988)
Balance, end of year	$(2,300)	$(2,171)	$(2,098)
Treasury Shares
Balance, beginning of year	$(806)	$(1,223)	$(1,362)
Purchase of treasury shares	(86)	—	—
Issuance of shares for acquisitions	198	281	—
Issuance of shares under stock compensation plans and employee stock purchase plans	180	136	139
Balance, end of year	$(514)	$(806)	$(1,223)
Non-Controlling Interests
Balance, beginning of year	$35	$38	$31
Net income attributable to non-controlling interests, net of discontinued operations (e)	16	14	11
Purchase of subsidiary shares from non-controlling interests	—	(8)	—
Other changes	(4)	(9)	(4)
Balance, end of period	$47	$35	$38
Total Stockholders’ Equity	$6,415	$5,863	$5,760
Total Comprehensive Income (Loss) (a+b+c+d+e)	$742	$168	$(1,809)

The accompanying notes are an integral part of these consolidated statements.

Marsh & McLennan Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations:  Marsh & McLennan Companies, Inc. (the “Company”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, the Company’s two business segments are Risk and Insurance Services and Consulting. As discussed below, on August 3, 2010 the Company completed the sale of Kroll, the Company’s former Risk Consulting & Technology segment, to Altegrity, Inc. (“Altegrity”).

As discussed in Note 5, the Company disposed of several businesses from 2008 through 2010, which are classified as discontinued operations in these financial statements.

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., an insurance broking firm in the Midwest region and Thomas Rutherfoord, Inc., an insurance broking firm in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh acquired HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services and the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), a regional insurance brokerage in New England. In the fourth quarter of 2010 Marsh acquired Trion, a U.S. private benefits specialist and SBS, a Georgia-based benefits brokerage and consulting firm. In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest.

In April 2009, Guy Carpenter completed the acquisition of John B. Collins Associates, Inc., previously the fifth-largest reinsurance intermediary in the U.S. and seventh-largest in the world. In October 2009, Guy Carpenter completed the acquisition of London-based specialty reinsurance broker Rattner Mackenzie Limited from HCC Insurance Holdings, Inc. In September 2009, Marsh acquired International Advisory Services, Ltd., an independent manager of captives and third-party insurance companies in Bermuda. In December 2009, Marsh acquired the NIA Group, LLC, an independent insurance agency in the Northeast.

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. The Company conducts business in this segment through Mercer and Oliver Wyman Group. In July 2010, Mercer acquired Innovative Process Administration (“IPA”), a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries. In the first quarter of 2011 Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S.

In the first quarter of 2010, Kroll completed the sale of KLS. On August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion. The account balances and activities of Kroll and KLS were segregated and reported as discontinued operations in the accompanying consolidated balance sheets at December 31, 2009. The gain on the sale of Kroll and related tax benefits and the after-tax loss on the sale of KLS, along with Kroll’s and KLS’s 2010 comparative results of operations are included in discontinued operations in 2010.

In the fourth quarter of 2008, the principal operations within the Corporate Advisory and Restructuring business (“CARG”) were divested. Additionally, two small residual corporate advisory and restructuring businesses were exited in the first quarter of 2009. Based on the terms and conditions of the divestures, the Company determined it has “continuing involvement” in the divested businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of the corporate advisory and restructuring businesses as discontinued operations is not appropriate and their financial results in the current and prior periods are included in operating income.

With the sale of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has now divested its entire Risk Consulting & Technology segment. The run-off of the Company’s involvement in the CARG businesses is now managed by the Company’s corporate departments, and consequently, the financial results of these businesses are now included in “Corporate” for segment reporting purposes.

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

Unremitted insurance premiums and claims are held by the Company in a fiduciary capacity. The Company also collects claims or refunds from underwriters on behalf of insureds. Risk and Insurance Services revenue includes interest on fiduciary funds of $45 million in 2010, $54 million in 2009 and $139 million in 2008. The Consulting segment recorded fiduciary interest income of $4 million in 2010 and 2009 and $10 million in 2008. Since fiduciary assets are not available for corporate use, they are shown in the balance sheet as an offset to fiduciary liabilities.

Fiduciary assets include approximately $283 million and $577 million of fixed income securities classified as available for sale at December 31, 2010 and 2009, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, on these securities were $5 million and $12 million at December 31, 2010 and 2009, respectively.

Net uncollected premiums and claims and the related payables were $9.1 billion and $9.9 billion at December 31, 2010 and 2009, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.

In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered and interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in the Company reinsurance operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.

As part of the sale of MMC Capital in 2005, the Company retained the right to receive certain performance fees related to the Trident II and Trident III private equity partnerships. The Company has deferred the recognition of such performance fee revenue of $84 million at December 31, 2010. This revenue is based on the investment performance over the life of each private equity fund, and future declines in fund performance from current levels may result in the forfeiture of such revenue. The Company recognizes performance fee revenue when such fees are no longer subject to forfeiture, which for the $84 million noted above, may take a number of years to resolve.

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

Depreciation of buildings, building improvements, furniture, and equipment is provided on a straight-line basis over the estimated useful lives of these assets. Leasehold improvements are amortized on a straight-line basis over the periods covered by the applicable leases or the estimated useful life of the improvement, whichever is less. The Company periodically reviews long-lived assets for impairment whenever events or changes indicate that the carrying value of assets may not be recoverable.

The components of fixed assets are as follows:

December 31, (In millions of dollars)	2010	2009
Furniture and equipment	$1,079	$1,049
Land and buildings	402	410
Leasehold and building improvements	752	723
	2,233	2,182
Less-accumulated depreciation and amortization	(1,411)	(1,332)
	$822	$850

Investment Securities:  The Company holds investments in both public and private companies, as well as certain private equity funds. Publicly traded investments are classified as available for sale and carried at market value. Non-publicly traded investments are carried at cost. Changes in the fair value of available for sale securities are recorded in stockholders’ equity, net of applicable taxes, until realized. Securities classified as available for sale or carried at cost are considered long-term investments and are included in Other assets in the consolidated balance sheets.

Certain investments, primarily investments in private equity funds, are accounted for under the equity method using a consistently applied three-month lag period adjusted for any significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at net asset value. The Company records its proportionate share of the change in fair value of the funds in earnings which amounted to gains/(losses) of $32 million, $(6) million and $(11) million in 2010, 2009 and 2008, respectively. Securities recorded using the equity method are included in Other assets in the consolidated balance sheets.

Gains, net of incentive compensation, or losses recognized in earnings from the investment securities described above are included in investment income (loss) in the consolidated statements of income. Costs related to management of the Company’s investments, including incentive compensation partially derived from investment income and (loss), are recorded in operating expenses.

Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2010 or 2009.

Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $215 million and $214 million, net of accumulated amortization of $572 million and $505 million at December 31, 2010 and 2009, respectively, are included in Other assets in the consolidated balance sheets.

Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings. The Company records liabilities for contingencies including legal costs when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. To the extent such losses can be recovered under the Company’s insurance programs, estimated recoveries are recorded when losses for insured events are recognized and the recoveries are probable of realization. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. The Company analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. Contingent liabilities are not discounted.

Income Taxes:  The Company’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions and company ability to realize deferred tax assets.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Tax law requires items be included in the Company’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.

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

Concentrations of Credit Risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, commissions and fees receivable and insurance recoverables. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places its investments in a large number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are generally limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas.

Per Share Data:  Effective January 1, 2009, the Company adopted the guidance for the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. The guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method. The adoption of this new guidance did not have an impact on the fiscal year 2008 for EPS from continuing operations, discontinued operations and net income because the treasury stock method was more dilutive.

Basic net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock.

Diluted net income attributable to the Company per share and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities). The diluted earnings per share calculation reflects the more dilutive effect of either (a) the two-class method that assumes that the participating securities have not been exercised or (b) the treasury stock method. Reconciliation of the applicable income components used for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The following information represents the Company’s current presentation:

Basic EPS Calculation Continuing Operations
(In millions)	2010	2009	2008
Income from continuing operations	$565	$531	$381
Less: Non-controlling interests	16	14	11
Income from continuing operations attributable to the Company	549	517	370
Less: Portion attributable to participating securities	6	12	9
Income attributable to common shares	$543	$505	$361
Basic weighted average common shares outstanding	540	522	514

Basic EPS Calculation Net Income
(In millions)	2010	2009	2008
Net income (loss) attributable to the Company	$855	$227	$(73)
Less: Portion attributable to participating securities	11	4	(6)
Net income (loss) attributable to common shares	$844	$223	$(67)
Basic weighted average common shares outstanding	540	522	514

Diluted EPS Calculation Continuing Operations
(In millions, except per share figures)	2010	2009	2008
Income from continuing operations	$565	$531	$381
Less: Non-controlling interests	16	14	11
Income from continuing operations attributable to the Company	549	517	370
Less: Portion attributable to participating securities	6	12	9
Income attributable to common shares	$543	$505	$361
Basic weighted average common shares outstanding	540	522	514
Dilutive effect of potentially issuable common shares	4	2	1
Diluted weighted average common shares outstanding	544	524	515
Average stock price used to calculate common stock equivalents	$23.76	$21.44	$27.24

Diluted EPS Calculation Net Income
(In millions, except per share figures)	2010	2009	2008
Net income (loss) attributable to the Company	$855	$227	$(73)
Less: Portion attributable to participating securities (1)	11	4	—
Net income (loss) attributable to common shares	$844	$223	$(73)
Basic weighted average common shares outstanding	540	522	514
Dilutive effect of potentially issuable common shares	4	2	—
Diluted weighted average common shares outstanding	544	524	514
Average stock price used to calculate common stock equivalents	$23.76	$21.44	$27.24

(1)	For the twelve months ended December 31, 2008, earnings per share was more dilutive under the treasury stock method. Therefore, no amounts are allocated to participating securities for that period.

There were 43.4 million, 46.4 million and 50.7 million stock options outstanding as of December 31, 2010, 2009 and 2008, respectively. There were 1 million common stock equivalents in 2008 that would have increased diluted weighted average common shares outstanding; however, they have not been included in the calculation since the Company reported a net loss.

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

New Accounting Pronouncements:  Effective January 1, 2009, the Company adopted the new guidance issued by the FASB for Business Combinations. The guidance requires entities in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors and other users to evaluate and understand the nature and financial effect of the business combination. The

Company made several acquisitions in 2010 and 2009 that were accounted for under the new Business Combination guidance, which are discussed in more detail in Note 4.

In December 2010, the FASB issued amendments to the guidance for pro-forma disclosures arising from business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro-forma disclosures to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on the Company’s future disclosures.

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

Otherwise, the acquirer should not recognize an asset or liability as of the acquisition date. The guidance is effective for business combinations occurring on or after January 1, 2009. This new guidance did not have a material impact on the Company’s financial condition or reported results.

In the second quarter of 2009, the Company adopted the guidance issued by the FASB for Recognition and Presentation of Other-Than-Temporary Impairments. It amends GAAP guidance including SEC SAB Topic 5M and other authoritative literature that allow the holders of debt securities not to recognize other-than-temporary impairments based on their intent and ability to hold a security until recovery in fair value to its amortized cost. The other-than-temporary impairment model applies only to debt securities and not equity securities. The new requirements are (a) whether an entity has the intent to sell the debt security or (b) whether an entity will more likely than not be required to sell the debt security before its anticipated recovery. The guidance requires recognition of a credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis) through earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial condition or reported results.

Effective January 1, 2009, the Company adopted the guidance for calculating EPS using the two-class method with retroactive application to prior periods. The impact of adopting the guidance is discussed in Note 1 to the consolidated financial statements.

In December 2009, the FASB issued new guidance related to the Consolidation of Variable Interest Entities (“VIE”). The new guidance focuses on “controlling financial interests” and requires companies to perform qualitative analysis to determine whether they must consolidate a VIE by assessing whether the variable interests give them controlling financial interests in the VIE. This guidance is effective for transfers occurring on or after November 15, 2009. Provisions must be applied in annual reporting periods beginning after November 15, 2009 and interim periods within that annual period. The adoption of the guidance did not have a material impact on the Company’s financial statements.

Also, effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. Mercer manages approximately $12 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer has no net investment in any of these funds, and its maximum exposure to loss is limited to collection of its fees. As a result, the above guidance did not apply to certain investment management trusts managed by Mercer.

In January 2010, the FASB issued new guidance that adds additional disclosures about transfers into and out of Levels 1 and 2 items and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the new guidance amends the requirements on employer’s disclosures about postretirement benefit plan assets to require disclosures be provided by classes of assets instead of by major categories of assets. This guidance is effective for the first reporting period beginning after December 31, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued guidance to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is not currently applicable to the Company, since all reporting units have positive carrying amounts.

Reclassifications:  Certain reclassifications have been made to prior year amounts to conform with current year presentation, in particular with regard to separate disclosure of income taxes receivable on the consolidated balance sheets.

2.    Supplemental Disclosures

The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2010	2009	2008
Assets acquired, excluding cash	$867	$420	$249
Liabilities assumed	(176)	(24)	(78)
Shares issued (7.6 million and 10.7 million shares in 2010 and 2009, respectively)	(183)	(229)	—
Contingent/deferred purchase consideration	(81)	(100)	(45)
Net cash outflow for current year acquisitions	427	67	126
Purchase of other intangibles	3	—	—
Contingent payments from prior year acquisitions	2	6	—
Deferred purchase consideration from prior year acquisitions	60	—	—
Net cash outflow for acquisitions	$492	$73	$126

(In millions of dollars)	2010	2009	2008
Interest paid	$232	$230	$216
Income taxes paid	$39	$219	$200

The Company had non-cash issuances of common stock under its share-based payment plan of $182 million, $123 million and $103 million at December 31, 2010, 2009 and 2008, respectively. The Company recorded stock based compensation expense related to equity awards of $174 million, $193 million, and $76 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The consolidated cash flow statements include the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories is as follows:

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Net cash (used for) provided by operations	$(6)	$50	$69
Net cash used for investing activities	$(14)	$(42)	$(47)
Effect of exchange rate changes on cash and cash equivalents	$(2)	$5	$(8)

The information above excludes the cash flow impacts of actual disposal transactions related to discontinued operations because the Company believes these transactions to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. The Company’s cash flow reflects the cash provided by investing activities in 2010 of $1.13 billion from the disposal of Kroll and $110 million for the disposition of KLS, $75 million primarily from the disposal of Kroll Government Services (“KGS”) in 2009 and $56 million from the disposal of Mediservice and Kroll Crucible in 2008.

An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Balance at beginning of year	$107	$93	$109
Provision charged to operations	20	23	9
Accounts written-off, net of recoveries	(26)	(14)	(12)
Effect of exchange rate changes and other	13	5	(13)
Balance at end of year	$114	$107	$93

3.    Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Foreign currency translation adjustments (net of income tax (credit) expense of $(7), $54 and $(14) in 2010, 2009 and 2008, respectively)	$(27)	$346	$(770)
Unrealized investment holding (losses) gains, net of income tax credit (expense) of $2, $2 and $(4) in 2010, 2009 and 2008, respectively	(7)	(1)	12
Less: Reclassification adjustment for realized (gains) included in net income, net of income tax expense of $3, $1 and $1 in 2010, 2009 and 2008, respectively	(5)	(1)	(1)
Losses related to pension/retiree plans (net of income tax credit of $56, $172 and $562 in 2010, 2009 and 2008, respectively)	(90)	(417)	(988)
Other comprehensive loss	(129)	(73)	(1,747)
Net income (loss) before non-controlling interests	871	241	(62)
Comprehensive income (loss) before non-controlling interests	$742	$168	$(1,809)
Less: Comprehensive income attributable to non-controlling interests	(16)	(14)	(11)
Comprehensive income (loss) attributable to the Company	$726	$154	$(1,820)

The components of accumulated other comprehensive income (loss) are as follows:

December 31, (In millions of dollars)	2010	2009
Foreign currency translation adjustments (net of deferred tax of $10 and $17 in 2010 and 2009, respectively)	$62	$89
Net unrealized investment gains (net of deferred tax of $5 and $10 in 2010 and 2009, respectively)	11	23
Net charges related to pension / retiree plans (net of deferred tax (credit) of $(1,173) and $(1,117) in 2010 and 2009, respectively)	(2,373)	(2,283)
	$(2,300)	$(2,171)

4.    Acquisitions

The Company made six acquisitions in its Risk and Insurance Services segment and two acquisitions in its Consulting segment in 2010.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., an independent insurance broking firm in the Midwest, and Thomas Rutherfoord, Inc., an insurance broking firm in the Southeast and mid-Atlantic regions in the U.S. In the second quarter of 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd. (“HIBL”). This transaction deepens Marsh’s presence in the U.K., Hong Kong, Singapore, China and the Middle East. As part of the acquisition agreement, Marsh also entered into a strategic partnership with HSBC Bank that gives the Company preferred access to provide insurance broking and risk management services to HSBC and their corporate and private clients. Also in the second quarter, Marsh & McLennan Agency acquired the Bostonian Group, a regional insurance brokerage in New England. In the fourth quarter of 2010 Marsh acquired Strategic Benefits Solutions, Inc., a benefits brokerage and consulting firm located in the Southeast region of the U.S., and Trion Group, Inc., a provider of brokerage and administrative services. Each of these acquisitions, except HIBL, were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.

In July 2010, Mercer acquired IPA, a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.

Total purchase consideration for the eight acquisitions made during 2010 was $754 million which consisted of cash paid of $490 million, the issuance of 7.6 million shares with a fair value of $183 million and estimated contingent consideration of $81 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair values of the contingent consideration were based on earnings projections of the acquired entities and are categorized as Level 3 in the fair value hierarchy. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In 2010, the Company also paid $60 million of deferred purchase consideration, $3 million for the purchase of other intangible assets and $2 million of contingent purchase consideration related to acquisitions made in prior years.

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

In September 2009, Marsh completed the acquisition of International Advisory Services Ltd. (IAS), an independent manager of captive and third-party insurance companies in Bermuda. The acquisition strengthens Marsh’s position as a global leader in managing captive insurance companies and its rank as Bermuda’s largest captive management organization.

In October 2009, Guy Carpenter acquired Rattner Mackenzie Limited, a reinsurance broker based in London. The acquisition was made in line with Guy Carpenter’s strategic growth approach whereby organic expansion is augmented by acquisitions.

In November 2009, Marsh acquired Insurance Alliance, an independent insurance agency in Texas. In December 2009, Marsh acquired The NIA Group, LLC, an independent insurance agency in the Northeast. These transactions marked the beginning of planned strategic acquisitions as Marsh & McLennan Agency builds a national business to serve the needs of small to mid-sized companies across the United States.

Total purchase consideration for the 2009 acquisitions was $414 million which consisted of cash paid of $85 million, the issuance of 10.7 million shares amounting to $229 million and future payouts of $100 million.

In the first quarter of 2009, the Company acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $47 million. The Company accounted for this acquisition under the guidance for consolidations and non-controlling interests that became effective in 2009. This guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is not permitted. Therefore, the Company recorded a decrease to additional paid-in capital in 2009 of $38 million related to this transaction.

The following table presents the preliminary allocation of the acquisition costs for the companies acquired by the Company during 2010 to the assets acquired and liabilities assumed, based on their fair values.

(In millions of dollars)
Cash	$490
Company common shares	183
Contingent consideration	81
Total Consideration	$754
Allocation of purchase price:
Cash and cash equivalents	63
Accounts receivable, net	106
Other current assets	2
Property, plant, and equipment	10
Other assets	36
Intangible assets	213
Goodwill	500
Total assets acquired	930
Current liabilities	110
Other liabilities	66
Total liabilities assumed	176
Net assets acquired	$754

In the first quarter of 2010, the Company paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity, discussed above.

Pending Acquisitions

In January 2011, Marsh announced that it had acquired RJF Agencies, a provider of property and casualty insurance and employee benefits to middle market companies in the Midwest region. Also in January 2011, Mercer announced that it had completed the acquisition of Hammond Associates, the third largest investment consulting company for endowments and foundations in the U.S.

Pro-Forma Information

The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2009, 2010 and 2011, as if they occurred on January 1, 2009. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The pro-forma information also reflects the classification of Kroll’s operating results in discontinued operations for all periods presented. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Year Ended December 31,
(In millions, except per share data)	2010	2009
Revenue	$10,786	$10,436
Income from continuing operations	$579	$572
Net income attributable to the Company	$869	$268
Basic net income per share:
—Continuing operations	$1.03	$1.02
—Net income attributable to the Company	$1.58	$0.49
Diluted net income per share:
—Continuing operations	$1.02	$1.01
—Net income attributable to the Company	$1.57	$0.49

5.    Discontinued Operations

On August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash proceeds of $1.13 billion. Kroll’s assets and liabilities are reported in discontinued operations at December 31, 2009. The pre-tax gain of $25 million, the tax benefit related to the disposal, Kroll’s results through August 3, 2010, and Kroll’s operating results in 2009 and 2008 are included in discontinued operations in the accompanying consolidated statements of income.

The Company’s tax basis in its investment in the stock of Kroll exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not for tax. Prior to the second quarter of 2010, a tax benefit had not been recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in a tax benefit. Since Kroll met the criteria for classification as a discontinued operation in the second quarter of 2010, the Company determined that it had the ability to carry back the capital loss realized against prior realized capital gains. Therefore, a $277 million tax benefit was recorded in discontinued operations in 2010. The sale of Kroll resulted in the current realization of a portion of this tax benefit. The benefit has been recovered in part through offset of capital gains arising in 2010, and the remainder of the loss to be carried back has been established as a current tax receivable, which is expected to be recovered in the second quarter of 2011.

In the first quarter of 2010, Kroll completed the sale of KLS. The after-tax loss on this disposal is included in discontinued operations in 2010. The operating results of KLS are included in discontinued operations.

Discontinued operations in 2010 and 2009 includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great-West Lifeco Inc. of Putnam Investments Trust from the Company in August 2007. Discontinued operations in 2010 also include $16 million for insurance recoveries related to Putnam market-timing.

In the second quarter of 2009 Kroll completed the sale of Kroll Government Services (“KGS”). The operating results of KGS are included in discontinued operations in 2009 and 2008.

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

As part of the disposal of Putnam, the Company provided indemnities to GWL with respect to certain Putnam-related litigation and regulatory matters described in Note 16, and certain indemnities related to contingent tax liabilities (the “indemnified matters”). The Company estimated the “fair value” of the indemnities based on a (i) probability weighted assessment of possible outcomes; or (ii) in circumstances where the probability or amounts of potential outcomes could not be determined, an analysis of similar but not identical circumstances prepared by a company-affiliated professional economic valuation firm. The amounts recognized are the greater of the estimated fair value of the indemnity or the amount required to be recorded per the guidelines for accounting for contingencies or the accounting for income taxes (for tax-related matters). The remaining liability related to these indemnities was approximately $195 million at December 31, 2010. This liability considers the potential settlement amount as well as related defense costs. The matters for which indemnities have been provided are inherently uncertain as to their eventual outcome. The process of estimating “fair value” entails necessarily uncertain assumptions about such future outcomes. Consequently, the ultimate resolution of the matters for which indemnities have been provided may well vary significantly from the calculated liabilities.

The indemnities described above do not have a stated expiration date. The Company is released from risk under the indemnity as the indemnified matters are settled or otherwise resolved. Since the Company is not released from risk under the indemnities simply based on the passage of time, future costs of settlements and/or legal fees related to the indemnified matters will be charged against the liability so long as they are consistent with the estimated exposure contemplated for such matters when the liability was established. The Company assesses the status of the indemnified matters each reporting period to determine whether to cease reduction of the liability, and/or whether additional accruals are appropriate for non-tax related matters or for tax related matters. Any future charges or credits resulting from the settlement or resolution of the indemnified matters, or any adjustments to the liabilities related to such matters will be recorded in discontinued operations.

Kroll, KLS, KGS and Kroll Crucible were part of the Company’s Risk Consulting & Technology segment. The Company has now divested its entire Risk Consulting & Technology segment.

Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Kroll Operations
Revenue	$381	$699	$866
Expense (a)	345	958	1,281
Net operating income	36	(259)	(415)
Income tax	16	24	24
Income from Kroll operations, net of tax	20	(283)	(439)
Other discontinued operations, net of tax	(7)	—	—
Income (loss) from discontinued operations, net of tax	13	(283)	(439)
Disposals of discontinued operations (b)	58	8	29
Income tax (credit) expense (c)	(235)	15	33
Disposals of discontinued operations, net of tax	293	(7)	(4)
Discontinued operations, net of tax	$306	$(290)	$(443)
Discontinued operations, net of tax per share
—Basic	$0.55	$(0.54)	$(0.83)
—Diluted	$0.55	$(0.54)	$(0.84)

(a)	Includes goodwill impairment charge of $315 million and $504 million in 2009 and 2008, respectively.
(b)	Includes gain on sale of Kroll and the gain on the sale of KLS in 2010 and a loss on the sale of Kroll Government Services in 2009.
(c)	Includes the provision /(credit) for income taxes relating to the recognition of tax benefits recorded in connection with the sale of Kroll as well as a tax provision of $36 million on the sale of KLS in 2010.

The assets and liabilities of Kroll and KLS are classified as current assets, non-current assets and current liabilities of discontinued operations in the Consolidated Balance Sheets at December 31, 2009. The assets of Kroll primarily consist of goodwill, other identified intangible assets, commissions and fees receivable and fixed assets.

6.    Goodwill and Other Intangibles

The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. Fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. This fair value determination was categorized as Level 3 in the fair value hierarchy. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company completed its 2010 annual review in the third quarter of 2010 and concluded goodwill was not impaired.

The Company completed the sale of Kroll on August 3, 2010. Goodwill related to Kroll has been reflected as assets of discontinued operations at December 31, 2009.

As previously reported, in the second quarter of 2009, Kroll completed the sale of KGS, its U.S. government security clearance screening business. As a result of the sale, the Company allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two units. In addition, as required under GAAP, the Company evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as Level 3 in the fair value hierarchy. On the basis of the step one impairment test, the Company concluded that goodwill in the reporting unit was impaired. A step two impairment test which under ASC Topic No. 350 (“Intangibles – Goodwill and Other”) is required to be completed after an impairment is indicated in a step one test and requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. The Company recorded a non-cash charge of $315 million to write down Kroll’s goodwill to its estimated fair value in 2009. The charge of $315 million is included in discontinued operations, which also includes the operating results of Kroll.

In March 2008, the Company announced a management reorganization within the Risk Consulting & Technology segment, whereby two separate units were formed, each reporting directly to the Company’s Chief Executive Officer. These units are: (i) Kroll, which includes litigation support and data recovery, background screening, and risk mitigation and response; and (ii) Corporate Advisory and Restructuring. As a result of the management reorganization, the Company conducted an interim goodwill assessment for the new reporting units within the Risk Consulting & Technology segment in the first quarter of 2008. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment at that time. In particular, events impacting the mortgage markets negatively impacted Kroll Factual Data, and the environment for Corporate Advisory and Restructuring was difficult. On the basis of the step one impairment test, the Company concluded that goodwill in the segment was impaired, and recorded a charge of $425 million in the first quarter of 2008 to reflect the estimated amount of the impairment. Due to the timing of the trigger event and subsequent completion of the step one test, the Company was unable to complete the required step two portion of the impairment assessment prior to the issuance of its first quarter 2008 financial statements. The Company recorded an additional impairment charge of $115 million in the second quarter of 2008. The Company included $504 million of the goodwill impairment charge recorded in 2008 in discontinued operations.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2010	2009
Goodwill recorded (a)	$5,990	$7,365
Accumulated impairment losses	—	(540)
Balance as of January 1, as reported	5,990	6,825
Goodwill acquired	502	250
Goodwill impairment related to discontinued operations	—	(315)
Reclassified to discontinued operations	—	(845)
Other adjustments (b)	(72)	75
Balance as of December 31, 2010	$6,420	$5,990

(a)	Amounts in 2010 exclude goodwill and accumulated impairment losses related to Kroll, which were reclassified to discontinued operations.
(b)	Primarily foreign exchange.

The goodwill acquired of $502 million in 2010 represents $468 million related to the Risk and Insurance Services segment and $34 million related to the Consulting segment.

Goodwill related to Kroll of approximately $800 million at December 31, 2009 is included in non-current assets of discontinued operations in the consolidated balance sheets.

Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services $4.4 billion and Consulting $2.0 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	2010			2009
December 31, (In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$615	$212	$403	$395	$166	$229

Aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008 was $50 million, $26 million and $36 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2011	$49
2012	46
2013	42
2014	36
2015	33
Subsequent years	197
$403

7.    Income Taxes

Income before income taxes shown below is based on the geographic location to which such income is attributable. Although income taxes related to such income may be assessed in more than one jurisdiction, the income tax provision corresponds to the geographic location of the income.

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Income before income taxes:
U.S.	$(296)	$(438)	$(439)
Other	1,065	990	933
	$769	$552	$494
Income taxes:
Current–
U.S. Federal	$(90)	$(308)	$(98)
Other national governments	249	264	141
U.S. state and local	21	15	26
	180	(29)	69
Deferred–
U.S. Federal	(28)	16	(24)
Other national governments	50	39	120
U.S. state and local	2	(5)	(52)
	24	50	44
Total income taxes	$204	$21	$113

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31, (In millions of dollars)	2010	2009
Deferred tax assets:
Accrued expenses not currently deductible	$524	$530
Differences related to non-U.S. operations (a)	310	316
Accrued retirement & postretirement benefits—non-U.S. operations	45	80
Accrued retirement benefits U.S.	344	359
Net operating losses (b)	190	115
Income currently recognized for tax	57	67
Foreign tax credit carryforwards	129	60
Other	181	164
	$1,780	$1,691

Deferred tax liabilities:
Unrealized investment holding gains	$6	$12
Differences related to non-U.S. operations	174	174
Depreciation and amortization	203	153
Other	15	20
	$398	$359

(a)	Net of valuation allowances of $3 million and $2 million in 2010 and 2009, respectively.
(b)	Net of valuation allowances of $47 million and $52 million in 2010 and 2009, respectively.

December 31, (In millions of dollars)	2010	2009
Balance sheet classifications:
Current assets	$177	$98
Other assets	$1,205	$1,234

U.S. Federal income taxes are not provided on temporary differences with respect to investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2010 amounted to approximately $3.6 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below.

For the Years Ended December 31,	2010	2009	2008
	%	%	%
U.S. Federal statutory rate	35.0	35.0	35.0
U.S. state and local income taxes—net of U.S. Federal income tax benefit	1.9	1.3	(4.9)
Differences related to non-U.S. operations	(9.5)	(15.9)	(10.3)
Change in Unrecognized Tax Benefits	(0.2)	(16.8)	—
Other	(0.7)	0.2	3.1
Effective tax rate	26.5	3.8	22.9

The Company’s consolidated tax rate in 2010 was 26.5%. The tax rate reflects foreign operations taxed at rates lower than the U.S. statutory tax rate.

The Company’s consolidated effective tax rate in 2009 was 3.8%. The tax rate reflects reductions relating to a decrease in the liability for unrecognized tax benefits and foreign operations taxed at rates lower than the U.S. statutory tax rate. The decrease in the liability for unrecognized tax benefits resulted from expiring statutes of limitations, audit settlements, and changes in estimates.

The Company’s consolidated effective tax rate in 2008 was 22.9%. The tax rate reflects foreign operations taxed at rates lower than the U.S. rate. It also reflects a federal benefit on deferred state taxes, largely offset by other deferred tax adjustments.

Valuation allowances had a net increase of $4 million in 2010 and $26 million in 2009. During the respective years, adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $1 million in 2010 and increased income tax expense by $9 million in 2009. None of the cumulative valuation allowances relate to amounts which if realized would increase contributed capital in the future. Approximately 81% of the Company’s net operating loss carryforwards expire from 2011 through 2030, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2010 comprised U.S. federal, state and local, and non-U.S. tax benefits of $55 million, $95 million and $87 million, respectively, before reduction for valuation allowances. Foreign tax credit carryforwards expire in 2018 and 2020.

The realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the tax benefits are deductible or creditable. The Company and Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings.

In the United States, certain groups within the Company, which file on a combined basis, and certain entities within Marsh’s operations, which file on a separate entity basis, incurred losses for the last two years as well as the current year. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company’s domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carryforwards in the Company’s consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2010, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed that are designed to reduce capacity and adjust to lower demand in the current economic environment, (iii) profit trends evidenced by recent improvements in the Company’s and Marsh’s operating performance, (iv) the nonrecurring nature of some of the items that contributed to the cumulative losses, (v) the carryforward periods for the NOLs and foreign tax credit carryforwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to $250 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future earnings from the Company’s profitable global operations. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2010, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

(In millions of dollars)	2010	2009	2008
Balance at January 1	$206	$293	$351
Additions, based on tax positions related to current year	7	8	6
Additions for tax positions of prior years	10	28	22
Reductions for tax positions of prior years	(6)	(4)	(36)
Reductions due to reclassification of tax indemnifications on sale of Kroll	(3)	—	—
Settlements	(4)	(4)	(47)
Lapses in statutes of limitation	(11)	(115)	(3)
Balance at December 31	$199	$206	$293

Of the total unrecognized tax benefits at December 31, 2010 and 2009, $123 million and $128 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2010 and 2009, before any applicable federal benefit, was $35 million and $32 million, respectively.

As discussed in Note 5, the Company has provided certain indemnities related to contingent tax liabilities as part of the disposals of Putnam and Kroll. At December 31, 2010, December 31, 2009, and December 31, 2008, $75 million, $80 million and $85 million, respectively, included in the chart above, relates to Putnam and Kroll positions included in consolidated Company tax returns. Since the Company remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of the Company’s consolidated liability for uncertain tax positions. Any future charges or credits that are directly related to the disposal of Putnam and Kroll and the indemnified contingent tax issues, including interest accrued, will be recorded in discontinued operations as incurred. The balance of gross unrecognized tax benefits at January 1, 2010 in the chart above includes balances related to stand alone tax filings of Kroll that were reclassified and are included as part of the fair value liability for contingent tax indemnities following the sale transaction.

The Company is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service completed its examination of 2003 through 2005 during the fourth quarter of 2008 and is currently examining 2006 through 2008. New York State has examinations underway for various entities covering the years 2003 through 2008. California completed its examination of years 2003 through 2005 and years 1999 through 2005 are in various stages of appeal. Massachusetts is examining years 2006 through 2007 for various entities. The United Kingdom is examining tax years 2008 through 2009 for various subsidiaries. Examinations are underway in Canada (2005 to 2008) and Germany (2004 to 2008). Earlier years are closed in all of the foregoing jurisdictions. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $90 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

8.    Retirement Benefits

The Company maintains qualified and non-qualified defined benefit pension and defined contribution plans for its eligible U.S. employees and a variety of defined benefit and defined contribution plans for eligible non-U.S. employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign laws.

Combined U.S. and non-U.S. Plans

The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Weighted average assumptions:
Discount rate (for expense)	6.0%	6.4%	6.3%	6.7%
Expected return on plan assets	8.2%	8.1%	—	—
Rate of compensation increase (for expense)	4.2%	3.7%	—	—
Discount rate (for benefit obligation)	5.6%	6.0%	5.8%	6.3%
Rate of compensation increase (for benefit obligation)	4.1%	4.2%	—	—

The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by the Mercer actuaries to assist in the setting of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. The Company generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. The historical five- and ten-year average asset returns of each plan are also reviewed to determine whether they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. and U.K. plans is 58% equities and 42% fixed income. The U.K. plans comprise approximately 82% of non-U.S. plan assets. As of the measurement date, the actual allocation of assets for the U.S. plan was 63% to equities and 37% to fixed income, and for the U.K. plans was 58% to equities and 42% to fixed income. The assets of the Company’s defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans’ real return within acceptable risk parameters. The Company uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target asset allocation ranges. The actual asset allocation of the U.S. and U.K. plans as of the measurement date were within the target range.

The U.S. qualified plan holds eight million shares of the Company’s common stock which were contributed to the Plan by the Company. This represents approximately 6% of that plan’s assets.

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

The components of the net periodic benefit cost for combined U.S. and non-U.S. defined benefit plans and other postretirement plans are as follows:

For the Years Ended December 31, (In millions of dollars)	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$197	$188	$207	$4	$5	$6
Interest cost	578	551	597	14	17	17
Expected return on plan assets	(815)	(788)	(849)	—	—	—
Amortization of prior service credit	(21)	(49)	(55)	(13)	(13)	(14)
Recognized actuarial loss	144	70	66	—	1	1
Net periodic benefit cost (credit)	$83	$(28)	$(34)	$5	$10	$10

Plan Assets

For the U.S. plan, investment allocation decisions are made by a fiduciary committee composed of senior executives appointed by the Company’s Chief Executive Officer. For the non-U.S. plans, investment allocation decisions are made by local fiduciaries, in consultation with the Company for the larger plans. Plan assets are invested in a manner consistent with the fiduciary standards set forth in all relevant laws relating to pensions and trusts in each country. Our primary investment objectives are (1) to achieve an investment return that, in combination with current and future contributions, will provide sufficient funds to pay benefits, and (2) to minimize the risk of large losses. Our investment allocations are designed to meet these objectives by broadly diversifying plan assets among numerous asset classes with differing expected returns, volatilities, and correlations.

The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. qualified plan, the category ranges are 53-63% for equities and equity alternatives, and 37-47% for fixed income. For the U.K. Plan, the category ranges are 55-61% for equities and equity alternatives, and 39-45% for fixed income. Asset allocation ranges are evaluated generally every three years. Asset allocation is monitored monthly, and rebalancing actions are taken as needed.

Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.

U.S. Plans

The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$3,629	$3,411	$163	$185
Service cost	76	76	3	4
Interest cost	227	219	10	12
Actuarial (gain) loss	270	75	12	(23)
Medicare Part D subsidy	—	—	3	1
Benefits paid	(161)	(152)	(11)	(16)
Benefit obligation at end of year	$4,041	$3,629	$180	$163
Change in plan assets:
Fair value of plan assets at beginning of year	$2,959	$2,761	$—	$—
Actual return on plan assets	425	328	—	—
Employer contributions	221	22	8	15
Medicare Part D subsidy	—	—	3	1
Benefits paid	(161)	(152)	(11)	(16)
Fair value of plan assets at end of year	$3,444	$2,959	$—	$—
Funded status	$(597)	$(670)	$(180)	$(163)
Net liability recognized	$(597)	$(670)	$(180)	$(163)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(23)	$(22)	$(11)	$(11)
Noncurrent liabilities	(574)	(648)	(169)	(152)
	$(597)	$(670)	$(180)	$(163)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$55	$73	$26	$39
Unrecognized net actuarial (loss) gain	(1,327)	(1,258)	(4)	9
Total amounts included in accumulated other comprehensive income	$(1,272)	$(1,185)	$22	$48
Cumulative employer contributions in excess of net periodic cost	675	515	(202)	(211)
Net amount recognized in consolidated balance sheet	$(597)	$(670)	$(180)	$(163)
Accumulated benefit obligation at December 31	$3,929	$3,516	$—	$—

December 31, (In millions of dollars)	U.S. Pension Benefits		U.S. Postretirement Benefits
	2010	2009	2010	2009
Reconciliation of unrecognized prior service credit:
Amount disclosed as of prior year-end	$ 73	$120	$ 39	$ 52
Recognized as component of net periodic benefit credit	(18)	(47)	(13)	(13)
Amount at end of year	$ 55	$ 73	$ 26	$ 39

December 31,	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Reconciliation of unrecognized net actuarial gain (loss):
Amount disclosed as of prior year-end	$(1,258)	$(1,270)	$9	$(15)
Recognized as component of net periodic benefit cost	71	52	—	1
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	(269)	(75)	(13)	23
Asset experience	129	35	—	—
Total gain (loss) recognized as change in plan assets and benefit obligations	(140)	(40)	(13)	23
Amount at end of year	$(1,327)	$(1,258)	$(4)	$9

For the Years Ended December 31, (In millions of dollars)	U.S. Pension Benefits			U.S. Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$148	$42	$1,092	$26	$(7)	$21

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2011	2011
Prior service credit	$(16)	$(13)
Net actuarial loss	102	—
Projected cost (credit)	$86	$(13)

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2010	2009	2010	2009
Weighted average assumptions:
Discount rate (for expense)	6.4%	6.6%	6.3%	6.6%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	3.9%	3.4%	—	—
Discount rate (for benefit obligation)	5.9%	6.4%	6.0%	6.3%
Rate of compensation increase (for benefit obligation)	3.9%	3.9%	—	—

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $4.0 billion, $3.9 billion and $3.4 billion, respectively, as of December 31, 2010 and $3.6 billion, $3.5 billion and $3.0 billion, respectively, as of December 31, 2009.

The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligation in excess of plan assets was $4.0 billion and $3.4 billion, respectively, as of December 31, 2010 and $3.6 billion and $3.0 billion, respectively, as of December 31, 2009.

The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

For the Years Ended December 31, (In millions of dollars)	U.S. Pension Benefits			U.S. Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$76	$76	$73	$3	$4	$4
Interest cost	227	219	211	10	12	12
Expected return on plan assets	(295)	(293)	(289)	—	—	—
Amortization of prior service credit	(18)	(47)	(54)	(13)	(13)	(13)
Recognized actuarial loss	71	52	22	—	1	—
Net periodic benefit cost (credit)	$61	$7	$(37)	$—	$4	$3

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost shown above for 2010, 2009 and 2008, respectively, includes the subsidy.

The assumed health care cost trend rate for Medicare eligibles is approximately 8.4% in 2010, gradually declining to 4.5% in 2028, and the rate for non-Medicare eligibles is 8.2% in 2010, gradually declining to 4.5% in 2028. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$–	$(1)
Effect on postretirement benefit obligation	$1	$(17)

Estimated Future Contributions

The Company expects to fund approximately $20 million for its U.S. non-qualified plan in 2011. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan for 2011.

Non-U.S. Plans

The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans.

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$6,354	$5,228	$70	$63
Service cost	121	112	1	1
Interest cost	351	332	4	5
Employee contributions	16	16	—	—
Actuarial loss	430	679	11	(3)
Effect of settlement	(17)	(218)	—	—
Effect of curtailment	(2)	—	—	—
Special termination benefits	1	—	—	—
Benefits paid	(244)	(246)	(3)	(3)
Foreign currency changes	(208)	442	—	7
Other	—	9	—	—
Benefit obligation at end of year	$6,802	$6,354	$83	$70
Change in plan assets:
Fair value of plan assets at beginning of year	$6,183	$5,033	$—	$—
Actual return on plan assets	765	754	—	—
Effect of settlement	(17)	(218)	—	—
Company contributions	237	397	3	3
Employee contributions	16	16	—	—
Benefits paid	(244)	(246)	(3)	(3)
Foreign currency changes	(202)	438	—	—
Other	3	9	—	—
Fair value of plan assets at end of year	$6,741	$6,183	$—	$—
Funded status	$(61)	$(171)	$(83)	$(70)
Net (liability) asset recognized	$(61)	$(171)	$(83)	$(70)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$265	$94	$—	$—
Current liabilities	(8)	(10)	(4)	(3)
Noncurrent liabilities	(318)	(255)	(79)	(67)
	$(61)	$(171)	$(83)	$(70)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$23	$24	$1	$1
Unrecognized net actuarial loss	(2,305)	(2,268)	(14)	(4)
Total amounts included in AOCI	$(2,282)	$(2,244)	$(13)	$(3)
Cumulative employer contributions in excess of net periodic cost	2,221	2,073	(70)	(67)
Net amount recognized in consolidated balance sheet	$(61)	$(171)	$(83)	$(70)
Accumulated benefit obligation at December 31	$6,313	$5,880	$—	$—

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2010	2009	2010	2009
Reconciliation of prior service credit:
Amount disclosed as of prior year-end	$24	$21	$1	$1
Recognized as component of net periodic benefit credit	(2)	(2)	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	—	1	—	—
Exchange rate adjustments	1	4	—	—
Amount at end of year	$23	$24	$1	$1

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2010	2009	2010	2009
Reconciliation of net actuarial loss:
Amount disclosed as of prior year-end	$(2,268)	$(1,713)	$(4)	$(7)
Recognized as component of net periodic benefit cost	73	18	—	—
Effect of settlement	5	1	—	—

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	(430)	(679)	(10)	4
Asset experience	244	259	—	—
Effect of curtailment	2	—	—	—

Total amount recognized as change in plan assets and benefit obligations	(184)	(420)	(10)	4
Exchange rate adjustments	69	(154)	—	(1)
Amount at end of year	$(2,305)	$(2,268)	$(14)	$(4)

For the Years Ended December 31, (In millions of dollars)	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$66	$519	$409	$15	$3	$(9)

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

Non-U.S. Pension Benefits
(In millions of dollars)	2011
Prior service credit	$(3)
Net actuarial loss	112
Projected cost	$109

The weighted average actuarial assumption utilized in determining the above amounts for the non-U.S. defined benefit and other non-U.S. postretirement plans as of the end of the year are as follows:

December 31, (In millions of dollars)	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2010	2009	2010	2009
Weighted average assumptions:
Discount rate (for expense)	5.8%	6.3%	6.2%	6.9%
Expected return on plan assets	7.9%	7.8%	—	—
Rate of compensation increase (for expense)	4.3%	3.9%	—	—
Discount rate (for benefit obligation)	5.4%	5.8%	5.5%	6.2%
Rate of compensation increase (for benefit obligation)	4.2%	4.3%	—	—

The non-U.S. defined benefit plans do not have any direct ownership of the Company’s common stock.

The pension plan in the United Kingdom holds a limited partnership interest in the Trident III private equity fund valued at $203 million at December 31, 2010.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion, $1.1 billion and $0.9 billion, respectively, as of December 31, 2010 and $0.5 billion, $0.4 billion and $0.2 billion, respectively, as of December 31, 2009.

The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.3 billion and $1.0 billion, respectively, as of December 31, 2010 and $5.2 billion and $5.0 billion, respectively, as of December 31, 2009.

The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31, (In millions of dollars)	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$121	$112	$134	$1	$1	$2
Interest cost	351	332	386	4	5	5
Expected return on plan assets	(520)	(495)	(560)	—	—	—
Amortization of prior service credit	(3)	(2)	(1)	—	—	(1)
Recognized actuarial loss	73	18	44	—	—	1
Net periodic benefit cost	$22	$(35)	$3	$5	$6	$7
Settlement (credit)/loss	5	1	(1)	—	—	—
Curtailment (credit)/loss	—	—	1	—	—	—
Special termination benefits	1	—	3	—	—	—
Total cost (credit)	$28	$(34)	$6	$5	$6	$7

The assumed health care cost trend rate was approximately 6.8% in 2010, gradually declining to 4.5% in 2019. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$8	$(7)

Estimated Future Contributions

The Company expects to fund approximately $300 million to its non-U.S. pension plans in 2011. Funding requirements for non-U.S. plans vary by country. Contribution rates are determined by the local actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.

Estimated Future Benefit Payments

The Plan’s estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) at December 31, 2010 are as follows:

December 31, (In millions of dollars)	Pension Benefits		Postretirement Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S.
2011	$188	$246	$14	$3
2012	198	251	13	4
2013	208	261	14	4
2014	220	283	14	4
2015	232	291	14	4
2016-2020	1,353	1,767	75	26

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

The U.S. and non-U.S. plan investments are classified into Level 1, which refers to securities valued using quoted prices from active markets for identical assets; Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available; and Level 3, which refers to securities valued based on significant unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans investments measured at fair value on a recurring basis at December 31, 2010 and 2009.

	Fair Value Measurements at December 31, 2010
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Company common stock	$219	$—	$—	$219
Corporate stocks	1,939	1	1	1,941
Government securities	—	547	—	547
Corporate obligations	—	1,103	8	1,111
Common/collective trusts	—	4,471	—	4,471
Insurance group annuity contracts	—	—	20	20
Short-term investment funds	561	49	—	610
Swaps	—	9	—	9
Other investments	3	8	177	188
Private equity/Partnerships	—	1	746	747
Real estate	3	5	293	301
Total investments	$2,725	$6,194	$1,245	$10,164

	Fair Value Measurements at December 31, 2009
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Company common stock	$176	$—	$—	$176
Corporate stocks	1,611	176	11	1,798
Government securities	25	400	3	428
Corporate obligations	17	950	5	972
Common/collective trusts	8	4,165	—	4,173
Insurance group annuity contracts	—	—	17	17
Short-term investment funds	299	3	—	302
Swaps	—	10	—	10
Other investments	125	34	180	339
Private equity/Partnerships	—	—	637	637
Real estate	3	4	269	276
Total investments	$2,264	$5,742	$1,122	$9,128

There were no transfers between Level 1 and Level 2 assets during 2010.

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2010:

Assets (In millions)	Fair Value, Beginning of Period	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, End of Period
Corporate stocks	$11	$1	$(4)	$(3)	$1	$—	$(5)	$1
Government securities	3	—	(3)	—	—	—	—	—
Corporate obligations	5	2	(2)	3	(1)	—	1	8
Insurance group annuity contracts	17	141	(140)	2	—	—	—	20
Other investments	180	19	(16)	3	1	(14)	4	177
Private equity/Partnerships	637	138	(54)	15	22	(12)	—	746
Real estate	269	—	—	34	—	(10)	—	293
Total assets	$1,122	$301	$(219)	$54	$23	$(36)	$—	$1,245

Following is a description of the valuation methodologies used for assets measured at fair value.

Company common stock:  Valued at the closing price reported on the New York Stock Exchange.

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

Common collective trusts:  Valued at the quoted market prices of the underlying investments at year end.

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

Private equity/Partnerships:  The fair value of investments in partnership interests is valued by the general partner. The valuations are based on various factors depending on the investment type, including the cost of the securities, financial data and projections, option valuation models, operating and regulatory issues and other such factors as the General Partner may deem relevant. Investments are valued in the accompanying financial statements based on the Plan’s beneficial interest in the underlying net assets of the partnership as determined by the partnership agreement.

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

Real estate investment trusts:  Valued at the closing price reported on an exchange.

Short-term investment funds:  Primarily high-grade money market instruments valued at net asset value at year-end.

Real estate: Valued by investment managers generally using proprietary pricing models.

Registered investment companies:  Valued at the closing price reported on the primary exchange.

Defined Contribution Plans

The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies, Inc. 401(k) Savings & Investment Plan (“401(k)”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k), the Company matches a fixed portion of the employees’ contributions and may also make additional discretionary contributions. The 401(k) contains an Employee Stock Ownership Plan under U.S. tax law. Approximately $334 million of the 401(k)’s assets at December 31, 2010 and $289 million at December 31, 2009 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future Company matching contributions, they are automatically invested in a BlackRock Lifepath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans related to continuing operations was $48 million, $52 million and $53 million for 2010, 2009 and 2008, respectively.

9.     Stock Benefit Plans

The Company maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock units, stock options and other forms of stock-based payment arrangements. Effective July 1, 2005, the Company adopted the revised guidelines for accounting for stock compensation using the modified-prospective transition method. Under this transition method, compensation cost includes compensation cost for all share-based payment arrangements granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the prior accounting guidance, and compensation cost for all share-based payment arrangements granted subsequent to June 30, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the revised guidance.

Marsh & McLennan Companies, Inc. Incentive and Stock Award Plans

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

Stock Options:  Options granted under the 2000 Plans may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of the Company common stock on the date of grant. These option awards generally vest 25% per annum and have a contractual term of 10 years. On March 16, 2005, the Company began granting options that provide for a market-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of the Company stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. The Company accounts for these awards as market-condition options. The effect of the market condition is reflected in the grant-date fair value of such awards. Compensation cost is recognized over the requisite service period and is not subsequently adjusted if the market condition is not met. For awards without a market-based triggering event, compensation cost is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period.

The estimated fair value of options granted without a market-based triggering event is calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. The Company uses a blended volatility rate based on the following: (i) volatility derived from daily closing price observations for the 10-year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before the valuation date and (iii) average volatility for the 10-year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Risk-free interest rate	3.15%-3.20%	2.16%-2.68%	2.98%-3.33%
Expected life (in years)	6.75	6.75	6.0
Expected volatility	26.3%-27.6%	33.5%-36.4%	29.7%-32.2%
Expected dividend yield	3.26%-3.52%	4.15%-4.20%	2.93%-3.07%

The estimated fair value of options granted with a market-based triggering event is calculated using a binomial valuation model. The factors and assumptions used in this model are similar to those utilized in the Black-Scholes option pricing valuation model except that the risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve over the contractual term of the option, and the expected life is calculated by the model. In 2010, there were no options granted with a market-based triggering event.

The assumptions used in the binomial option pricing valuation model for options granted during 2009 and 2008 are as follows:

	2009	2008
Risk-free interest rate	0.42%-2.40%	1.99%-4.41%
Expected life (in years)	5.6-7.7	5.0-7.5
Expected volatility	35.6%	29.7%-33.1%
Expected dividend yield	3.62%	2.3%-3.1%

A summary of the status of the Company’s stock option awards as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2010	46,364,115	$32.14
Granted	6,108,549	$22.71
Exercised	75,336	$20.35
Canceled or exchanged	—	—
Forfeited	543,613	$22.70
Expired	8,467,579	$40.50
Balance at December 31, 2010	43,386,136	$29.33	4.8 years	62,529
Options vested or expected to vest at December 31, 2010	42,145,148	$29.55	4.7 years	55,690
Options exercisable at December 31, 2010	15,717,052	$33.07	2.3 years	8,692

In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised.

The weighted-average grant-date fair value of the Company’s option awards granted during the years ended December 31, 2010, 2009 and 2008 was $4.85, $4.63, and $6.63, respectively. The total intrinsic value of options exercised during the same periods was $.5 million, $0 million and $3 million, respectively.

As of December 31, 2010, there was $23.4 million of unrecognized compensation cost related to the Company’s option awards. The weighted-average period over which that cost is expected to be recognized is 1.7 years. Cash received from the exercise of stock options for the years ended December 31, 2010, 2009 and 2008 was $1.5 million, $0 million and $21 million, respectively.

The Company’s policy is to issue treasury shares upon option exercises or share unit conversion. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Restricted Stock Units:  Restricted stock units may be awarded under the Company’s Incentive and Stock Award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Beginning with awards granted in 2006, awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance-based restricted stock units (payable in shares of the Company common stock) may range from 0–200% of the number of units granted, based on the achievement of objective, pre-determined company or operating company performance measures over a three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are generally paid on both performance-based and service-based restricted stock units prior to payout, based on the initial grant amount. Beginning with awards granted on or after February 23, 2009, dividend equivalents are not paid out unless the award vests.

A summary of the status of the Company’s restricted stock unit awards as of December 31, 2010 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2010	13,674,513	$22.65
Granted	6,734,010	$22.72
Vested	4,164,208	$22.25
Forfeited	2,224,011	$26.12
Non-vested balance at December 31, 2010	14,020,304	$22.26

The weighted-average grant-date fair value of the Company’s restricted stock units granted during the years ended December 31, 2009 and 2008 was $19.03 and $26.16, respectively. The total fair value of the Company’s restricted stock units distributed during the years ended December 31, 2010, 2009 and 2008 was $91.7 million, $35.1 million and $22.4 million, respectively.

Deferred Stock Units:  Deferred stock units may be awarded under the Company’s incentive and stock award plans. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and upon what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. These units are typically off-cycle awards granted to new hires or as retention awards for employees; units in this category may also be granted as the equity portion of mandatory deferred bonus awards.

A summary of the status of the Company’s deferred stock unit awards as of December 31, 2010 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2010	7,451,800	$26.63
Granted	857,999	$23.56
Vested	3,360,441	$28.47
Forfeited	220,561	$24.95
Non-vested balance at December 31, 2010	4,728,797	$24.84

The weighted-average grant-date fair value of the Company’s deferred stock units granted during the years ended December 31, 2009 and 2008 was $21.25 and $26.56, respectively. The total fair value of the Company’s deferred stock units distributed during the years ended December 31, 2010, 2009 and 2008 was $79.0 million, $52.8 million and $71.6 million, respectively.

Restricted Stock:  Restricted shares of the Company’s common stock may be awarded under the Company’s incentive and stock award plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares granted generally become unrestricted at the earlier of: (1) January 1 of the year following the vesting grant date anniversary or (2) the later of the recipient’s normal or actual retirement date. For shares granted prior to 2004, the vesting grant date anniversary is ten years. For shares granted during 2004 and 2005, the vesting grant date anniversary is 7 years and 5 years, respectively. However, certain restricted shares granted in 2005 vested on the third anniversary of the grant date. There have been no restricted shares granted since 2005.

A summary of the status of the Company’s restricted stock awards as of December 31, 2010 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2010	73,900	$41.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested balance at December 31, 2010	73,900	$41.41

The Company has not granted restricted stock awards during any year after 2005. The total fair value of the Company’s restricted stock distributed during the years ended December 31, 2010, 2009 and 2008 was $0 million, $0 million and $5.1 million, respectively.

As of December 31, 2010, there was $206 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock units and deferred stock unit awards.

Marsh & McLennan Companies, Inc. Stock Purchase Plans

In May 1999, the Company’s stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company’s Board of Directors’ action in March 2007, no more than 35,600,000 shares of the Company’s common stock may be sold. Employees purchased 1,211,955 shares during the year ended December 31, 2010 and at December 31, 2010, 6,036,074 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company’s Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company’s common stock may be sold. Employees purchased 180,638 shares during the year ended December 31, 2010 and at December 31, 2010, 3,330,696 shares were available for issuance under the International Plan. The plans are considered non-compensatory.

10.    Fair Value Measurements

Fair Value Hierarchy

The Company has categorized its corporate and fiduciary assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy. The fair value measurements of the plan assets for the Company’s defined benefit pension plans are disclosed separately in Note 8. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Liabilities utilizing Level 3 inputs represent contingent consideration on acquisitions.

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

Contingent Consideration Liability

Purchase consideration for many acquisitions made by the Company includes contingent consideration arrangements. Contingent consideration arrangements are primarily based on meeting EBITDA and revenue targets over two to four years. The fair value of contingent consideration is recorded at the present value of future cash flows based on the earnings projections of the acquired entities.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$1	$10	$—	$—	$—	$—	$1	$10
Mutual funds (a)	137	141	—	—	—	—	137	141
Medium term bond funds and fixed income securities (a)	—	—	—	6	—	—	—	6
Money market funds (b)	8	448	—	—	—	—	8	448
Total assets measured at fair value	$146	$599	$—	$6	$—	$—	$146	$605
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$68	$161	$—	$—	$68	$161
Other sovereign government obligations and supranational agencies	—	—	185	370	—	—	185	370
Corporate and other debt	—	—	30	46	—	—	30	46
Money market funds	152	235	—	—	—	—	152	235
Total fiduciary assets measured at fair value	$152	$235	$283	$577	$—	$—	$435	$812
Contingent consideration liability	$—	$—	$—	$—	$106	$31	$106	$31

(a)	Included in other assets in the consolidated balance sheets.
(b)	Included in cash and cash equivalents in the consolidated balance sheets.

There were no transfers between Level 1 and Level 2 assets during 2010.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2010 that represents contingent consideration related to acquisitions:

	Fair Value, Beginning of Period	Purchases	Realized (Gain) /Loss	Fair Value, End of Period
Contingent consideration	$31	$81	$(6)	$106

The fair value of the contingent liability is based on earnings projections of the acquired entities that are reassessed on a quarterly basis.

11.    Long-term Commitments

The Company leases office facilities, equipment and automobiles under noncancelable operating leases. These leases expire on varying dates; in some instances contain renewal and expansion options; do not restrict the payment of dividends or the incurrence of debt or additional lease obligations; and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 97% of the Company’s lease obligations are for the use of office space.

The consolidated statements of income include net rental costs of $421 million, $397 million and $427 million for 2010, 2009 and 2008, respectively, after deducting rentals from subleases ($8 million in 2010, $5 million in 2009 and $8 million in 2008). The net rental costs disclosed above exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.

At December 31, 2010, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
2011	$423	$55	$368
2012	$386	$54	$332
2013	$338	$52	$286
2014	$288	$49	$239
2015	$249	$43	$206
Subsequent years	$1,371	$206	$1,165

The Company has entered into agreements with various service companies to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2010, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ending December 31, (In millions of dollars)	Future Minimum Commitments
2011	$127
2012	88
2013	46
Subsequent years	172
$433

12.    Debt

The Company’s outstanding debt is as follows:

December 31, (In millions of dollars)	2010	2009

Short-term:
Current portion of long-term debt	$8	$558

Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	253	255
Senior notes – 4.850% due 2013	250	249
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	648	648
Senior notes – 5.15% due 2010	—	549
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	398	398
Mortgage – 5.70% due 2035	439	447
Other	3	3
	3,034	3,592
Less current portion	8	558
	$3,026	$3,034

During the third quarter of 2010, the Company repaid its 5.15% ten-year fixed rate $550 million senior notes that matured.

During the second quarter of 2009, the Company’s 7.125% ten-year fixed rate $400 million senior notes matured. The Company used cash on hand as well as proceeds from the issuance of 9.25% ten-year $400 million senior notes in the first quarter of 2009 to manage liquidity, including the funding of the maturing notes. There were no commercial paper borrowings outstanding at December 31, 2010 or 2009.

On October 23, 2009, the Company and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility discussed below. The interest rate on this facility varies based upon the Company’s credit ratings and the Company’s credit default swap levels subject to floors and caps. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2010.

The Company and certain of its foreign subsidiaries previously maintained a $1.2 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in December 2010 and was in effect until October 2009. There were no borrowings outstanding under this facility at the time it was terminated.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $272 million at December 31, 2010 and $250 million at December 31, 2009. There were no outstanding borrowings under these facilities at December 31, 2010 or December 31, 2009.

The senior notes are publically registered by the Company with no guarantees attached.

Scheduled repayments of long-term debt in 2011 and in the four succeeding years are $8 million, $260 million, $259 million, $660 million and $760 million, respectively.

13.    Financial Instruments

The estimated fair value of the Company’s significant financial instruments is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or need to dispose of the financial instrument.

	December 31, 2010		December 31, 2009
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,894	$1,894	$1,707	$1,707
Long-term investments	$68	$64	$109	$102
Short-term debt	$8	$8	$558	$572
Long-term debt	$3,026	$3,234	$3,034	$3,174

Cash and Cash Equivalents:  The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.

Long-term Investments:  Long-term investments include available for sale securities recorded at quoted market prices, certain investments carried at cost and unrealized gains related to available for sale investments in fiduciary funds as discussed below.

The Company has certain long-term investments, for which there are no readily available market prices, amounting to $39 million and $53 million at December 31, 2010 and 2009, respectively, which are carried on a cost basis. These investments are included in Other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

The Company had available for sale securities with an aggregate fair value of $23 million and $38 million at December 31, 2010 and 2009, respectively, which are carried at market value in accordance with ASC Topic No. 320. The Company had gross unrealized gains (pre-tax) on these securities of $8 million and $15 million included in accumulated other comprehensive income at December 31, 2010 and 2009, respectively. The Company recorded the following net unrealized gains related to its available for sale securities for the three and twelve month periods ended December 31, 2010 and 2009:

(In millions of dollars)	Twelve Months Ended December 31,
	2010	2009	2008
Unrealized gains (pre-tax)	$2	$5	$—
Unrealized losses (pre-tax)	$—	$1	$8

These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

The Company has a portion of insurance fiduciary funds described in Note 3 that are invested in high quality debt securities and classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets were $7 million and $17 million at December 31, 2010 and 2009, respectively. For the twelve months ended December 31, 2010, 2009 and 2008, the Company recorded gross unrealized gain/(losses) (pre-tax) of $(10) million, $(7) million and $24 million, respectively, related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

Proceeds from the sale of available for sale investments were as follows:

(In millions of dollars)	Twelve Months Ended December 31,
	2010	2009	2008
Proceeds from the sale of available for sale securities	$15	$12	$19

The cost of securities sold is determined using the average cost method.

The Company also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. The Company recorded the following gains (losses) related to these investments:

(In millions of dollars)	Twelve Months Ended December 31,
	2010	2009	2008
Equity method gains (losses)	$32	$(6)	$(9)
Gains on cost method investments	3	6	6
Gains (losses) from equity and cost method investments	35	—	(3)
Realized gains on available for sale securities	8	2	(3)
Other-than-temporary impairment	—	(4)	(6)
Investment income (loss)	$43	$(2)	$(12)

Short-term and Long-term Debt:  The fair value of the Company’s short-term debt, which consists primarily of debt maturing within the next year, approximates its carrying value. The estimated fair value of the Company’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities.

14.    Integration and Restructuring Costs

Actions Initiated in 2010

In 2010, the Company implemented restructuring actions which resulted in costs totaling $114 million, primarily related to severance and benefits, and costs for future rent and other real estate costs. Approximately $63 million of these costs related to cost reduction activities for acquisitions made in 2010. These costs were incurred as follows: Risk and Insurance Services—$81 million, comprising Marsh—$65 million (acquisition related—$46 million) and Guy Carpenter—$16 million (acquisition related—$6 million); Mercer—$25 million (acquisition related—$11 million) and Corporate—$8 million. These activities resulted in the elimination of approximately 450 positions at Marsh, 80 positions at Guy Carpenter, 240 positions at Mercer and 70 positions at Corporate. The annualized cost savings from these actions are expected to be approximately $100 million.

Actions Initiated Prior to 2010

Prior to 2010, the Company implemented several restructuring and cost-saving initiatives related to firm-wide infrastructure, organization structure and operating company business processes. These initiatives resulted in staff reductions and consolidations of facilities. The Company incurred restructuring costs of $27 million for the twelve months ended December 31, 2010 in connection with actions initiated in prior years, primarily due to severance and related benefits and adjustments to the estimated future rent and real estate costs related to previously vacated space.

Details of the activity from January 1, 2009 through December 31, 2010 regarding restructuring activities are as follows:

(In millions of dollars)	Liability at 1/1/09	Amounts Accrued	Cash Paid	Liability at 12/31/09	Amounts Accrued	Cash Paid	Liability at 12/31/10
Severance	$85	$183	$(191)	$77	$79	$(116)	$40
Future rent under non-cancellable leases and other costs	137	60	(15)	182	62	(73)	171
Total	$222	$243	$(206)	$259	$141	$(189)	$211

At January 1, 2008, the liability balance related to restructuring activity was $112 million. In 2008, the Company accrued $327 million and had cash payments of $217 million related to restructuring activities that resulted in the liability balance at January 1, 2009 as reported in the above schedule.

The expenses associated with the restructuring plans are included in compensation and benefits and other operating expenses in the consolidated statements of income, and liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued salaries, depending on the nature of the items.

15.    Common Stock

In December 2010, the Company repurchased 3,365,889 shares of its common stock for a total consideration of $85.5 million and an average price per share to the Company of $25.4028. The repurchased shares were reflected as an increase in treasury shares (a decrease in shares outstanding). This share repurchase was effected under a $500 million share repurchase authorization granted by the Company’s Board of Directors in September 2010. The Company remains authorized to repurchase additional shares of its common stock up to a value of $414.5 million. There is no time limit on this authorization. The Company did not purchase any treasury shares in 2009.

16.    Claims, Lawsuits and Other Contingencies

Errors and Omissions Claims

The Company and its subsidiaries, particularly Marsh and Mercer, are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance and the provision of actuarial services for corporate and public clients. Certain of these claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel and an internal actuarial analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year. The Company is not aware of coverage defenses or other obstacles to coverage that would limit recoveries through policy year 2001-2002 in a material amount. Beginning in 2002, the availability of third-party insurance has declined.

Governmental Inquiries and Related Claims

In January 2005, the Company and its subsidiary Marsh Inc. entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint and related citation regarding Marsh’s use of market service agreements with various insurance companies. The parties subsequently entered into an amended and restated settlement agreement in February 2010 that helps restore a level playing field for Marsh.

In December 2009, the U.S. District Court for the Southern District of New York approved a settlement of the purported securities class action lawsuit against the Company, Marsh and certain of their former officers based on similar allegations to those made in the NYAG complaint. Without admitting liability or wrongdoing of any kind, the Company agreed to pay $425 million, $205 million of which was covered by insurance. The settlement resolved all of the claims in this lawsuit against the Company, Marsh and the named individuals.

Numerous other private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. Most of these matters have been resolved. Eight actions instituted by individual policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending in federal and state courts.

On January 31, 2011, Guy Carpenter entered into a settlement agreement with the Connecticut Attorney General to resolve litigation initiated in 2007 against Guy Carpenter relating to certain facilities offering reinsurance to small- to midsized insurance companies.

In June 2010, the Company settled a litigation matter brought by the Alaska Retirement Management Board (“ARMB”) against Mercer. This settlement, in which Mercer expressly denied liability, resolved all claims against Mercer by the ARMB and the State of Alaska related to this matter. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million was covered by insurance.

Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. In the ordinary course of business we are also subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.

Other Contingencies—Guarantees

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2010, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

From 1980 to 1983, the Company owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required the Company to guarantee a portion of E&A’s obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for the Company’s agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. Certain claims have been paid under the letter of credit and we anticipate that additional claimants may seek to recover against the letter of credit.

Putnam-related Matters

Under the terms of a stock purchase agreement with Great-West Lifeco Inc. (“GWL”) related to GWL’s purchase of Putnam Investments Trust from the Company in August 2007, a copy of which was included as an exhibit to the Company’s Form 8-K filed on February 1, 2007, we agreed to indemnify GWL with respect to certain Putnam-related litigation and regulatory matters. Most of these matters have been resolved.

One action by investors in certain Putnam mutual funds, which asserts derivative claims on behalf of the funds against Putnam regarding excessive short-term trading, remains pending in the District of Maryland, and may be subject to our indemnification obligations.

Kroll-related Matters

Under the terms of a stock purchase agreement with Altegrity, Inc. (“Altegrity”) related to Altegrity’s purchase of Kroll from the Company in August 2010, a copy of which is attached as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, we agreed to provide a limited indemnity to Altegrity with respect to certain Kroll-related litigation and regulatory matters.

The pending proceedings and other matters described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, we establish liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies). Except as described above, we are not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company’s consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company’s consolidated results of operations, financial condition or cash flows in a future period.

17.    Segment Information

The Company’s organization structure and segment reporting is based on the types of services provided. Under this organizational structure, the Company’s business segments are:

•	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

•	Consulting, comprising Mercer and Oliver Wyman Group.

With the sale of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has now divested its entire Risk Consulting and Technology segment. As described in Note 1 to the consolidated financial statements, based on the terms and conditions of the divestitures of the corporate advisory and restructuring businesses in 2008, the Company determined it has “continuing involvement” in those businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore classification of CARG as discontinued operations is not appropriate, and their financial results in the current and prior periods are included in operating income. The run-off of the Company’s involvement in the CARG businesses is now managed by the Company’s corporate departments, and consequently, the financial results of these businesses are now included in “Corporate” for segment reporting purposes.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. The information in the following table excludes the results of Kroll, which are classified as discontinued operations as described in Note 5. Revenues are attributed to geographic areas on the basis of where the services are performed. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses.

Selected information about the Company’s operating segments and geographic areas of operation are as follows:

For the Years Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)		Total Assets		Depreciation and Amortization	Capital Expenditures
2010—
Risk and Insurance Services	$5,764	(a)	$972		$9,418		$177	$144
Consulting	4,835	(b)	129		4,437		113	80
Total Operating Segments	10,599		1,101		13,855		290	224
Corporate/Eliminations	(49	)(c)	(162	)(c)	1,455	(d)	29	34
Total Consolidated	$10,550		$939		$15,310		$319	$258
2009—
Risk and Insurance Services	$5,284	(a)	$796		$8,320		$153	$147
Consulting	4,609	(b)	405		4,244		114	78
Total Operating Segments	9,893		1,201		12,564		267	225
Corporate/Eliminations	(62	)(c)	(423	)(c)	2,773	(d)	28	36
Total Consolidated	$9,831		$778		$15,337		$295	$261
2008—
Risk and Insurance Services	$5,466	(a)	$460		$7,704		$188	$135
Consulting	5,196	(b)	555		4,156		111	113
Total Operating Segments	10,662		1,015		11,860		299	248
Corporate/Eliminations	68	(c)	(336	)(c)	3,346	(d)	29	89
Total Consolidated	$10,730		$679		$15,206		$328	$337

(a)	Includes inter-segment revenue ($7 million in 2010, $18 million in 2009 and $5 million in 2008), interest income on fiduciary funds ($45 million in 2010, $54 million in 2009 and $139 million in 2008) and equity method income of ($12 million in 2010, $13 million in 2009 and $15 million in 2008).
(b)	Includes inter-segment revenue ($43 million in 2010, $45 million in 2009 and $52 million in 2008) and interest income on fiduciary funds ($4 million in 2010, $4 million in 2009 and $10 million in 2008).
(c)	Includes results of corporate advisory and restructuring business.
(d)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations. Also includes assets of discontinued operations and the Corporate Advisory and Restructuring business of $0 million, $1,573 million and $1,887 million in 2010, 2009 and 2008, respectively.

Details of Operating Segment Revenue are as follows:

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Risk and Insurance Services
Marsh	$4,781	$4,363	$4,632
Guy Carpenter	983	921	834
Total Risk and Insurance Services	5,764	5,284	5,466
Consulting
Mercer	3,478	3,327	3,642
Oliver Wyman Group	1,357	1,282	1,554
Total Consulting	4,835	4,609	5,196
Total Operating Segments	10,599	9,893	10,662
Corporate/Eliminations	(49)	(62)	68
Total	$10,550	$9,831	$10,730

Information by geographic area is as follows:

For the Years Ended December 31, (In millions of dollars)	2010	2009	2008
Revenue
United States	$4,708	$4,436	$4,694
United Kingdom	1,720	1,708	1,820
Continental Europe	1,809	1,798	2,001
Asia Pacific	1,067	862	925
Other	1,295	1,089	1,222
	10,599	9,893	10,662
Corporate/Eliminations	(49)	(62)	68
	$10,550	$9,831	$10,730

December 31, (In millions of dollars)	2010	2009	2008
Fixed Assets, Net
United States	$511	$515	$518
United Kingdom	132	147	143
Continental Europe	69	74	82
Asia Pacific	43	41	33
Other	67	73	97
	$822	$850	$873

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2011

Marsh & McLennan Companies, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA AND

SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions of dollars, except per share figures)
2010:
Revenue	$2,635	$2,606	$2,524	$2,785
Operating income (loss)	$425	$(50)	$239	$325
Income (loss) from continuing operations	$274	$(29)	$128	$192
(Loss) income from discontinued operations	$(22)	$271	$43	$14
Net income attributable to the Company	$248	$236	$168	$203

Basic Per Share Data:
Income (loss) from continuing operations	$0.50	$(0.06)	$0.23	$0.35
(Loss) income from discontinued operations	$(0.04)	$0.49	$0.07	$0.02
Net income attributable to the Company	$0.46	$0.43	$0.30	$0.37
Diluted Per Share Data:
Income (loss) from continuing operations	$0.49	$(0.06)	$0.22	$0.34
(Loss) income from discontinued operations	$(0.04)	$0.49	$0.08	$0.03
Net income attributable to the Company	$0.45	$0.43	$0.30	$0.37
Dividends Paid Per Share	$0.20	$0.20	$0.20	$0.21

2009:
Revenue	$2,443	$2,470	$2,355	$2,563
Operating income (loss)	$317	$293	$196	$(28)
Income (loss) from continuing operations	$171	$157	$208	$(5)
Income (loss) from discontinued operations	$9	$(347)	$18	$30
Net income (loss) attributable to the Company	$176	$(193)	$221	$23

Basic Per Share Data:
Income (loss) from continuing operations	$0.31	$0.28	$0.38	$(0.01)
Income (loss) from discontinued operations	$0.02	$(0.64)	$0.03	$0.05
Net income (loss) attributable to the Company	$0.33	$(0.36)	$0.41	$0.04

Diluted Per Share Data:
Income (loss) from continuing operations	$0.31	$0.28	$0.38	$(0.01)
Income (loss) from discontinued operations	$0.02	$(0.65)	$0.03	$0.05
Net income (loss) attributable to the Company	$0.33	$(0.37)	$0.41	$0.04
Dividends Paid Per Share	$0.20	$0.20	$0.20	$0.20

As of February 22, 2011 there were 7,635 stockholders of record.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this annual report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Internal Control over Financial Reporting.

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Marsh & McLennan Companies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures relating to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; the recording of all necessary transactions to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles; the proper authorization of receipts and expenditures in accordance with authorizations of the Company’s management and directors; and the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

(b)	Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marsh & McLennan Companies, Inc.

New York, New York

We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2011

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading “Item 1—Election of Directors” in the 2011 Proxy Statement.

The executive officers of the Company are Orlando D. Ashford, Peter J. Beshar, M. Michele Burns, John Drzik, Brian Duperreault, E. Scott Gilbert, Daniel S. Glaser, David Nadler, Vanessa A. Wittman and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of the Company”.

The information set forth in the 2011 Proxy Statement in the sections “Transactions with Management and Others; Other Information—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Codes of Conduct” and “Board of Directors and Committees—Committees—Audit Committee” is incorporated herein by reference.

Item 11.      Executive Compensation.

The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Compensation of Executive Officers” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in the sections “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2011 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information set forth in the sections “Corporate Governance—Director Independence”, “Corporate Governance—Review of Related-Person Transactions” and “Transactions with Management and Others; Other Information” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.

The information set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules. †

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2010

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Other:

Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2010 and 2009

Five-Year Statistical Summary of Operations

2.	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	The following exhibits are filed as a part of this report:

(2.1)	Stock Purchase Agreement, dated as of June 6, 2010, by and between Marsh & McLennan Companies, Inc. and Altegrity, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

(3.1)	Restated Certificate of Incorporation of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2008)

(3.2)	Amended and Restated By-Laws of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated September 17, 2009)

(4.1)	Indenture dated as of June 14, 1999 between Marsh & McLennan Companies and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)	First Supplemental Indenture dated as of June 14, 1999 between Marsh & McLennan Companies and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(4.3)	Second Supplemental Indenture dated as of February 19, 2003 between Marsh & McLennan Companies and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

†	As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the company has not filed with this Form 10-K certain instruments defining the rights of holders of long-term debt of the company and its subsidiaries because the total amount authorized under any of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to furnish a copy of any such agreement to the Commission upon request.

(4.4)	Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)	Indenture dated as of March 19, 2002 between Marsh & McLennan Companies and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)	Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)	First Supplemental Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)	Second Supplemental Indenture, dated as of September 16, 2005, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2005)

(4.9)	Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies and The Bank of New York (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(4.10)	First Supplemental Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies and The Bank of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated March 18, 2009)

(10.1)	Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2005)

(10.2)	Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)	Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.4)	Amendment No. 3, dated August 17, 2006, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2006)

(10.5)	Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated August 6, 2007)

(10.6)	Amendment No. 5, dated May 16, 2008, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2008)

(10.7)	Amended and Restated Agreement, effective February 11, 2010, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 2010)

(10.8)	*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

(10.9)	*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.10)	*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.11)	*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.12)	*Form of Restricted Stock Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005)

(10.13)	*Stock Option and Restricted Stock Unit Award to Brian Duperreault under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.14)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.15)	*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.16)	*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.17)	*Form of Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.18)	*Form of 2007 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.19)	*Form of 2008 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

(10.20)	*Form of 2009 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.21)	*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.22)	*Form of Deferred Stock Unit Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

(10.23)	*Form of Deferred Stock Unit Award, dated as of January 1, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.24)	*Form of Deferred Stock Unit Award, dated as of February 23, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.25)	*Form of Deferred Stock Unit Award, dated as of May 3, 2010, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

(10.26)	*Amendments to Certain Marsh & McLennan Companies Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.27)	*Amendments to Performance Based Restricted Stock Unit Awards Due to U.S. Tax Law Changes Affecting Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan, dated June 5, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.28)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.29)	*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan), Amendment and Restatement effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.30)	*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan, effective January 1, 2009

(10.31)	*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan, effective December 31, 2010

(10.32)	*Marsh & McLennan Companies, Inc. Special Severance Pay Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.33)	*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan, as Amended and Restated effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.34)	*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan, effective January 1, 2009

(10.35)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.36)	*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.37)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.38)	*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan-May 1, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.39)	*Description of compensation arrangements for non-executive directors of Marsh & McLennan Companies, Inc. effective June 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.40)	*Employment Agreement, dated as of November 21, 2007, by and between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009)

(10.41)	*Letter Agreement, effective as of March 31, 2010, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.42)	*Employment Agreement, dated as of December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Current Report on Form 8-K dated December 16, 2005)

(10.43)	*Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.44)	*Amendment No. 2, dated as of December 12, 2008, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.45)	*Letter Agreement, effective as of March 31, 2010, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.46)	*Employment Agreement, dated as of December 10, 2007, by and between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.47)	*Letter Agreement, effective as of December 10, 2010, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

(10.48)	*Employment Agreement, dated as of January 29, 2008, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2008)

(10.49)	*Employment Letter, effective as of September 17, 2009 and January 30, 2011, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2009)

(10.50)	*Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2008)

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of Marsh & McLennan Companies (as of 2/18/2011)

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated: February 25, 2011	By	/S/ BRIAN DUPERREAULT
Brian Duperreault President and Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Luciana Fato and Katherine J. Brennan, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 25th day of February, 2011.

Name	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Director, President & Chief Executive Officer	February 25, 2011

/S/ VANESSA A. WITTMAN Vanessa A. Wittman	Executive Vice President & Chief Financial Officer	February 25, 2011

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 25, 2011

/S/ LESLIE M. BAKER, JR. Leslie M. Baker, Jr.	Director	February 25, 2011

/S/ ZACHARY W. CARTER Zachary W. Carter	Director	February 25, 2011

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 25, 2011

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 25, 2011

/S/ STEPHEN R. HARDIS Stephen R. Hardis	Director	February 25, 2011

/S/ GWENDOLYN S. KING Gwendolyn S. King	Director	February 25, 2010

/S/ LORD LANG OF MONKTON Lord Lang of Monkton	Director	February 25, 2011

Name	Title	Date

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 25, 2011

/S/ MARC D. OKEN Marc D. Oken	Director	February 25, 2011

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 25, 2011

/S/ ADELE SIMMONS Adele Simmons	Director	February 25, 2011