Form 10-Q
period 2011-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2011-05-06
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were outstanding 548,481,740 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

¡	our exposure to potential liabilities arising from errors and omissions claims against us, particularly in our Marsh and Mercer businesses;

¡	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from the businesses we acquire;

¡	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

¡	the impact on our net income caused by fluctuations in foreign currency exchange rates;

¡	the impact on our net income or cash flows and our effective tax rate in a particular period caused by settled tax audits and expired statutes of limitation;

¡	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

¡	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

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

¡	the impact of competition, including with respect to pricing;

¡	the impact of any regional, national or global political, economic, regulatory or market conditions on our results of operations and financial condition;

¡	our ability to successfully recover should we experience a disaster or other business continuity problem;

¡	changes in applicable tax or accounting requirements; and

¡

potential income statement effects from the application of FASB’s ASC Topic No. 740 (“Income Taxes”) regarding accounting treatment of uncertain tax benefits and valuation allowances and ASC Topic No. 350 (“Intangibles – Goodwill and Other”), including the effect of any subsequent adjustments to the estimates we use in applying these accounting standards.

The factors identified above are not exhaustive. Marsh & McLennan Companies and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, we caution readers not to place undue reliance on the above forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section of our most recently filed Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the Three Months Ended March 31, (In millions, except per share figures)	2011	2010
Revenue	$2,884	$2,635
Expense:
Compensation and benefits	1,721	1,575
Other operating expenses	691	635
Operating expenses	2,412	2,210
Operating income	472	425
Interest income	7	4
Interest expense	(51)	(60)
Investment income	19	8
Income before income taxes	447	377
Income taxes	128	103
Income from continuing operations	319	274
Discontinued operations, net of tax	12	(22)
Net income before non-controlling interests	331	252
Less: Net income attributable to non-controlling interests	6	4
Net income attributable to the Company	$ 325	$ 248
Basic net income per share – Continuing operations	$ 0.57	$ 0.50
– Net income attributable to the Company	$ 0.59	$ 0.46
Diluted net income per share – Continuing operations	$ 0.56	$ 0.49
– Net income attributable to the Company	$ 0.58	$ 0.45
Weighted average number of shares outstanding – Basic	544	533
– Diluted	552	536
Shares outstanding at March 31,	548	541
Dividends declared per share	$ 0.42	$ 0.40

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars)	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 1,330	$ 1,894
Receivables
Commissions and fees	2,704	2,544
Advanced premiums and claims	87	96
Income tax receivable	326	323
Other	216	186
	3,333	3,149
Less-allowance for doubtful accounts and cancellations	(121)	(114)
Net receivables	3,212	3,035
Other current assets	394	347
Total current assets	4,936	5,276
Goodwill and intangible assets	6,993	6,823
Fixed assets (net of accumulated depreciation and amortization of $1,461 at March 31, 2011 and $1,411 at December 31, 2010)	828	822
Pension related assets	344	265
Deferred tax assets	1,091	1,205
Other assets	881	919
	$15,073	$15,310

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions of dollars)	March 31, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$ 261	$ 8
Accounts payable and accrued liabilities	1,796	1,741
Accrued compensation and employee benefits	667	1,294
Accrued income taxes	49	62
Dividends payable	116	—
Total current liabilities	2,889	3,105
Fiduciary liabilities	4,272	3,824
Less – cash and investments held in a fiduciary capacity	(4,272)	(3,824)
	—	—
Long-term debt	2,771	3,026
Pension, retirement and postemployment benefits	1,220	1,211
Liabilities for errors and omissions	452	430
Other liabilities	1,054	1,123
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2011 and December 31, 2010	561	561
Additional paid-in capital	1,050	1,185
Retained earnings	7,528	7,436
Accumulated other comprehensive loss	(2,183)	(2,300)
Non-controlling interests	58	47
	7,014	6,929
Less – treasury shares, at cost, 12,533,907 shares at March 31, 2011 and 20,132,120 December 31, 2010	(327)	(514)
Total equity	6,687	6,415
	$15,073	$15,310

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, (In millions of dollars)	2011	2010
Operating cash flows:
Net income before non-controlling interests	$ 331	$ 252
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	67	80
Amortization of intangible assets	16	17
Provision for deferred income taxes	110	100
Gain on investments	(19)	(8)
Loss on disposition of assets	—	26
Stock option expense	7	6
Changes in assets and liabilities:
Net receivables	(172)	(73)
Other current assets	(73)	(7)
Other assets	(45)	(63)
Accounts payable and accrued liabilities	68	64
Accrued compensation and employee benefits	(627)	(682)
Accrued income taxes	(20)	(37)
Other liabilities	50	15
Effect of exchange rate changes	(69)	59
Net cash used for operations	(376)	(251)
Financing cash flows:
Repayments of debt	(2)	(2)
Purchase of non-controlling interests	(13)	(15)
Shares withheld for taxes on vested units – treasury shares	(85)	(40)
Issuance of common stock	89	10
Dividends paid	(117)	(109)
Net cash used for financing activities	(128)	(156)
Investing cash flows:
Capital expenditures	(67)	(80)
Net sales of long-term investments	—	19
Proceeds from sales of fixed assets	1	1
Dispositions	1	110
Acquisitions (including amounts paid into escrow)	(104)	(197)
Other, net	1	5
Net cash used for investing activities	(168)	(142)
Effect of exchange rate changes on cash and cash equivalents	108	(61)
Decrease in cash and cash equivalents	(564)	(610)
Cash and cash equivalents at beginning of period	1,894	1,777
Cash and cash equivalents at end of period	$1,330	$1,167
Cash and cash equivalents – reported as discontinued operations	—	63
Cash and cash equivalents – continuing operations	$1,330	$1,104

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

For the Three Months Ended March 31, (In millions, except per share figures)	2011	2010
COMMON STOCK
Balance, beginning and end of year	$ 561	$ 561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$ 1,185	$ 1,211
Change in accrued stock compensation costs	(129)	(71)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(6)	(16)
Issuance of shares for acquisitions	—	(15)
Balance, end of period	$ 1,050	$ 1,109

RETAINED EARNINGS
Balance, beginning of year	$ 7,436	$ 7,033
Net income attributable to the Company (a)	325	248
Dividend equivalents paid	(4)	(4)
Dividends declared – (per share amounts: $0.42 in 2011 and $0.40 in 2010)	(229)	(215)
Balance, end of period	$ 7,528	$ 7,062

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,300)	$(2,171)
Foreign currency translation adjustments (b)	171	(185)
Unrealized investment holding losses, net of reclassification adjustments (c)	(3)	(8)
Net changes under benefit plans, net of tax (d)	(51)	118
Balance, end of period	$(2,183)	$(2,246)

TREASURY SHARES
Balance, beginning of year	$ (514)	$ (806)
Issuance of shares under stock compensation plans and employee stock purchase plans	187	105
Issuance of shares for acquisitions	—	192
Balance, end of period	$ (327)	$ (509)

NON-CONTROLLING INTERESTS
Balance, beginning of year	$ 47	$ 35
Net Income attributable to non-controlling interests, net of discontinued operations (e)	6	4
Other changes	5	(2)
Balance, end of period	$ 58	$ 37
TOTAL EQUITY	$ 6,687	$ 6,014
TOTAL COMPREHENSIVE INCOME (LOSS) (a+b+c+d+e)	$ 448	$ 177

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Nature of Operations

Marsh & McLennan Companies, Inc. (“the Company”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, the Company’s two business segments are Risk and Insurance Services and Consulting.

As discussed below, on August 3, 2010, the Company completed the sale of Kroll, the Company’s former Risk Consulting & Technology segment, to Altegrity, Inc. (“Altegrity”).

The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter.

In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc.

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

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. The Company conducts business in this segment through Mercer and Oliver Wyman Group. In the first quarter of 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In July 2010, Mercer acquired Innovative Process Administration (“IPA”), a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.

In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). On August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion. The after-tax loss on the sale of KLS, along with Kroll’s, and KLS’s 2010 comparative results of operations are included in discontinued operations in 2010.

With the sale of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has divested its entire Risk Consulting & Technology segment (“CARG”). The run-off of the Company’s involvement in the CARG businesses, in which the Company has “continuing involvement” as defined in SEC Staff Accounting Bulletin Topic 5e, is now managed by the Company’s corporate departments. Consequently, the financial results of the CARG businesses are included in “Corporate” for segment reporting purposes.

2.    Principles of Consolidation and Other Matters

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations for interim filings, although the Company believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three-month periods ended March 31, 2011 and 2010.

Investment Income

The caption “investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of the Company’s holdings in certain private equity funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. Equity method gains/(losses) of $18 million and $(1) million are included in this line in 2011 and 2010, respectively.

The Company has an investment in Trident II limited partnership, a private equity investment fund. At March 31, 2011, the Company’s investment in Trident II was approximately $150 million, reflected in other assets in the consolidated balance sheet. The Company’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $80 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.

Income Taxes

The Company reported a 28.6% effective tax rate in the first quarter of 2011. The effective tax rate includes a benefit from the effective settlement of the IRS audit for 2006 through 2008. Excluding this benefit, the effective tax rate for the first quarter of 2011 was 31.6%.

The Company reported a 27.3% effective tax rate in the first quarter of 2010. The effective rate reflects the impact of the release of valuation allowances in international jurisdictions. Excluding this benefit, the effective tax rate for the first quarter of 2010 was 30.3%.

The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. When appropriate, the Company establishes liabilities for uncertain tax positions in relation to the potential assessments, including the possible assessment of penalties. When establishing this liability, the Company considers a number of relevant factors under penalty statutes, including appropriate disclosure of the tax return position, the existence of legal authority supporting the Company’s position, and reliance on the opinion of professional tax advisors.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company’s gross unrecognized tax benefits decreased from $199 million at December 31, 2010 to $145 million at March 31, 2011, primarily reflecting the effective settlement of issues on audit. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $15 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Other Matters Impacting Results in Prior Periods

In December 2009, the U.S. District Court for the Southern District of New York approved the settlement of a purported securities class action lawsuit against the Company, Marsh and certain of their former officers and directors based on allegations similar to those made by the New York Attorney General against the Company in October 2004. Under the terms of the settlement agreement, the Company agreed to pay $425 million, $205 million of which was covered by insurance.

In June 2010, the Company settled a lawsuit brought by the Alaska Retirement Management Board against Mercer. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million was covered by insurance.

3.    Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $12 million and $11 million for the three-month periods ended March 31, 2011 and 2010, respectively. The Consulting segment recorded fiduciary interest income of $1 million in the three-month periods ended March 31, 2011 and 2010, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $232 million and $283 million of fixed income securities classified as available for sale at March 31, 2011 and December 31, 2010, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, or mature. Unrealized gains, net of tax, were $3 million and $5 million at March 31, 2011 and December 31, 2010, respectively.

Net uncollected premiums and claims and the related payables amounted to $9.3 billion at March 31, 2011 and $9.1 billion at December 31, 2010. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.

In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

4.    Per Share Data

Under the accounting guidance which applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method.

Basic net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock.

Diluted net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities). The diluted earnings per share calculation reflects the more dilutive effect of either (a) the two-class method that assumes that the participating securities have not been exercised or (b) the treasury stock method. Reconciliation of the applicable income components used for diluted earnings per share and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below.

Basic EPS Calculation Continuing Operations
For the Three Months Ended March 31, (In millions)	2011	2010
Net income from continuing operations	$ 319	$ 274
Less: Net income attributable to non-controlling interests	6	4
Net income from continuing operations attributable to the Company	313	270
Less: Portion attributable to participating securities	3	6
Net income attributable to common shares for basic earnings per share	$ 310	$ 264
Basic weighted average common shares outstanding	544	533

Basic EPS Calculation Net Income
For the Three Months Ended March 31, (In millions)	2011	2010
Net income attributable to the Company	$ 325	$ 248
Less: Portion attributable to participating securities	3	5
Net income attributable to common shares for basic earnings per share	$ 322	$ 243
Basic weighted average common shares outstanding	544	533

Diluted EPS Calculation Continuing Operations
For the Three Months Ended March 31, (In millions, except per share figures)	2011	2010
Net income from continuing operations	$ 319	$ 274
Less: Net income attributable to non-controlling interests	6	4
Net income from continuing operations attributable to the Company	313	270
Less: Portion attributable to participating securities	3	6
Net income attributable to common shares	$ 310	$ 264
Basic weighted average common shares outstanding	544	533
Dilutive effect of potentially issuable common shares	8	3
Diluted weighted average common shares outstanding	552	536
Average stock price used to calculate common stock equivalents	$28.90	$22.83

Diluted EPS Calculation Net Income
For the Three Months Ended March 31, (In millions, except per share figures)	2011	2010
Net income attributable to the Company	$ 325	$ 248
Less: Portion attributable to participating securities	3	5
Net income attributable to common shares	$ 322	$ 243
Basic weighted average common shares outstanding	544	533
Dilutive effect of potentially issuable common shares	8	3
Diluted weighted average common shares outstanding	552	536
Average stock price used to calculate common stock equivalents	$28.90	$22.83

There were 42.4 million and 47.2 million stock options outstanding as of March 31, 2011 and 2010, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2011 and 2010.

(In millions of dollars)	2011	2010
Assets acquired, excluding cash	$124	$260
Liabilities assumed	(21)	(36)
Shares issued (7.4 million shares in 2010)	—	(178)
Contingent/deferred purchase consideration	(13)	(55)
Subtotal	90	(9)
Deferred purchase consideration from prior year acquisitions	14	12
Cash paid into escrow for future acquisitions	—	194
Net cash outflow for acquisitions	$104	$197

(In millions of dollars)	2011	2010
Interest paid	$ 72	$ 86
Income taxes paid	$ 85	$ 69

The Company had non-cash issuances of common stock under its share-based payment plan of $177 million and $119 million for the three months ended March 31, 2011 and 2010, respectively. The Company recorded stock-based compensation expense related to equity awards of $40 million and $42 million for the three month periods ended March 31, 2011 and 2010, respectively.

On March 31, 2010, the Company paid $194 million into an escrow fund for an acquisition that closed on April 1, 2010. This amount is reported as an investing cash outflow in the consolidated statement of cash flows in 2010.

The consolidated statement of cash flows for the period ended March 31, 2010 includes the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories in 2010 is as follows:

For the Year Ended March 31, (In millions of dollars)	2010
Net cash (used for) provided by operations	$ 1
Net cash used for investing activities	$(5)
Effect of exchange rate changes on cash and cash equivalents	$(3)

The information above excludes the cash flow impacts of actual disposal transactions related to discontinued operations because the Company believes these transactions to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. The Company’s cash flow reflects the cash provided by investing activities in the first quarter of 2010 of $110 million for the disposition of KLS.

6.    Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010 are as follows:

(In millions of dollars)	2011	2010
Foreign currency translation adjustments, net of income tax expense ($2 for 2011 and $0 for 2010, respectively)	$171	$(185)
Unrealized investment holding losses, net of income tax credit ($1 for 2011 and $3 for 2010, respectively)	(3)	(8)
(Losses) gains related to pension/retiree plans, net of income tax credit (expense) ($13 for 2011 and $(43) for 2010, respectively)	(51)	118
Other comprehensive income (loss)	117	(75)
Net income before non-controlling interests	331	252
Comprehensive income before non-controlling interests	448	177
Less: Comprehensive loss attributable to non-controlling interests	(6)	(4)
Comprehensive income attributable to the Company	$442	$ 173

7.    Acquisitions

During the first quarter of 2011, the Company made three acquisitions in its Risk and Insurance Services segment and one in its Consulting segment. In January 2011, Marsh acquired RJF Agencies, Inc., an independent insurance broking firm in the Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.

In January 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S.

Total purchase consideration for these acquisitions was $106 million which consisted of cash paid of $93 million, and estimated contingent consideration of $13 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $14 million of deferred purchase consideration related to acquisitions made in prior years.

In the first quarter of 2011, the Company paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (amounts in millions):

Cash	$ 93
Marsh & McLennan Companies common shares	—
Contingent consideration	13
Total Consideration	$106
Allocation of purchase price:
Cash and cash equivalents	$ 3
Accounts receivable, net	6
Property, plant, and equipment	2
Other assets	—
Intangible assets	48
Goodwill	68
Total assets acquired	127
Current liabilities	12
Other liabilities	9
Total liabilities assumed	21
Net assets acquired	$106

Prior Year Acquisitions

During the first quarter of 2010, the Company made two acquisitions in its Risk and Insurance Services segment. In February 2010, Marsh acquired Haake Companies, Inc., an independent insurance broking firm in the Midwest. In March 2010, Marsh acquired Thomas Rutherfoord, Inc., an insurance broking firm in the Southeast and mid-Atlantic regions in the U.S. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency. Total purchase consideration for these two acquisitions was $253 million which consisted of cash paid of $20 million, the issuance of 7.4 million shares with a fair value of $178 million, and estimated contingent consideration of $55 million.

In the first quarter of 2010, the Company paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

Pro-Forma Information

The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2010 and 2011. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2010. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

Period Ended March 31,
(In millions, except per share data)	2011	2010
Revenue	$2,885	$2,755
Income from continuing operations	$ 319	$ 279
Net income attributable to the Company	$ 325	$ 253
Basic net income per share:
– Continuing operations	$ 0.57	$ 0.50
– Net income attributable to the Company	$ 0.59	$ 0.46
Diluted net income per share:
– Continuing operations	$ 0.56	$ 0.50
– Net income attributable to the Company	$ 0.58	$ 0.46

The Consolidated Statement of Income for the three months ended March 31, 2011 includes approximately $17 million of revenue and $3 million of net operating income related to acquisitions made during 2011.

8.    Dispositions

In the first quarter of 2010, Kroll completed the sale of KLS and on August 3, 2010, the Company completed the sale of Kroll to Altegrity.

Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statements of income. The three months ended March 31, 2010 also includes the loss on the sale of KLS which includes the tax provision of $36 million on the sale. The tax credit for the three months ended March 31, 2011 is primarily due to a tax recovery under the indemnity related to the Putnam sale.

Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended March 31, (In millions of dollars)	2011	2010
Kroll Operations
Revenue	$ —	$ 162
Expense	—	147
Net operating income	—	15
Income tax	—	15
Income from Kroll operations, net of tax	—	—
Other discontinued operations, net of tax	—	—
Income (loss) from discontinued operations, net of tax	—	—
Disposals of discontinued operations	—	15
Income tax (credit) expense	(12)	37
Disposals of discontinued operations, net of tax	12	(22)
Discontinued operations, net of tax	$ 12	$ (22)
Discontinued operations, net of tax per share
– Basic	$0.02	$(0.04)
– Diluted	$0.02	$(0.04)

9.    Goodwill and Other Intangibles

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

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2011	2010
Balance as of January 1,(a)	$6,420	$5,990
Goodwill acquired	68	157
Other adjustments (b)	69	(62)
Balance at March 31	$6,557	$6,085

(a)	Amounts in 2010 excluded goodwill and accumulated impairment losses related to Kroll, which were reclassified to discontinued operations.

(b)	Primarily foreign exchange.

Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.5 billion and Consulting, $2.1 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	March 31, 2011			December 31, 2010
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$656	$220	$436	$615	$212	$403

Aggregate amortization expense for the three months ended March 31, 2011 and 2010 was $16 million and $10 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense
2011 (excludes amortization through March 31, 2011)	$ 49
2012	62
2013	57
2014	51
2015	41
Subsequent years	176
$436

10.    Fair Value Measurements

Fair Value Hierarchy

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the FASB in ASC Topic No. 820 (“Fair Value Measurements and Disclosures”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, for disclosure purposes, is determined based on the lowest level input that is significant to the fair value measurement.

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

Assets and liabilities utilizing Level 2 inputs include corporate and mutual funds and senior notes.

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

Other Sovereign Government Obligations, Municipal Bonds and Corporate Bonds

The investments listed in the caption above are valued on the basis of valuations furnished by an independent pricing service approved by the trustees or dealers. Such services or dealers determine valuations for normal institutional-size trading units of such securities using methods based on market transactions for comparable securities and various relationships, generally recognized by institutional traders, between securities.

Interest Rate Swap Derivative

The fair value of interest rate swap derivatives is based on the present value of future cash flows at each valuation date resulting from utilization of the swaps, using a constant discount rate of 1.6% compared to discount rates based on projected future yield curves. (See Note 12)

Senior Notes due 2014

The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the carrying value of those notes adjusted by the fair value of the interest rate swap derivative, discussed above. In the first quarter of 2011, the Company entered into two interest rate swaps to convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps will be recorded on the balance sheet. The carrying value of the debt related to these swaps will be adjusted by an equal amount.
(See Note 12)

Contingent Consideration Liability

Purchase consideration for some acquisitions made by the Company includes contingent consideration arrangements. Contingent consideration arrangements are primarily based on meeting EBITDA and revenue targets over two to four years. The fair value of contingent consideration is estimated as the present value of future cash flows that would result from the projected revenue and earnings of the acquired entities.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$ —	$ 1	$ —	$ —	$ —	$ —	$ —	$ 1
Mutual funds (a)	139	137	—	—	—	—	139	137
Medium term bond funds and fixed income securities (a)	—	—	—	—	—	—	—	—
Money market funds (b)	2	8	—	—	—	—	2	8
Interest rate swap derivatives (a)	—	—	—	—	—	—	—	—
Total assets measured at fair value	$141	$146	$ —	$ —	$ —	$ —	$141	$146
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$ —	$ —	$ 52	$ 68	$ —	$ —	$52	$ 68
Other sovereign government obligations and supranational agencies	—	—	167	185	—	—	167	185
Corporate and other debt	—	—	13	30	—	—	13	30
Money market funds	225	152	—	—	—	—	225	152
Total fiduciary assets measured at fair value	$225	$152	$232	$283	$ —	$ —	$457	$435
Liabilities:
Contingent consideration liability (c)	$ —	$ —	$ —	$ —	$106	$106	$106	$106
Senior Notes due 2014 (d)	$ —	$ —	$250	$ —	$ —	$ —	$250	$ —
Total liabilities measured at fair value	$ —	$ —	$250	$ —	$106	$106	$356	$106

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and in other liabilities in the consolidated balance sheets.

(d)	Included in long term debt in the consolidated balance sheets.

During the three month period ended March 31, 2011, there were no assets that transferred between Level 1 and Level 2.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the quarter ended March 31, 2011 that represents contingent consideration related to acquisitions:

	Fair Value, Beginning of Period	Additions	Payments	Revaluation Impact	Fair Value, End of Period
Contingent consideration	$106	$14	$(6)	$(8)	$106

The fair value of the contingent liability is based on earnings projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis.

11.    Retirement Benefits

The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans.

The target asset allocation for the U.S. Plan is 58% equities and 42% fixed income. At the end of the first quarter of 2011, the actual allocation for the U.S. Plan was 62% equities and 38% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 82% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the first quarter of 2011, the actual allocation for the U.K. Plan was 59% equities and 41% fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 56	$ 50	$ 2	$ 1
Interest cost	152	145	3	3
Expected return on plan assets	(221)	(204)	—	—
Amortization of prior service credit	(5)	(5)	(3)	(3)
Recognized actuarial loss	55	35	—	—
Net periodic benefit cost	$ 37	$ 21	$ 2	$ 1

U.S. Plans only For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 21	$ 19	$ 1	$ 1
Interest cost	58	56	2	2
Expected return on plan assets	(79)	(73)	—	—
Amortization of prior service credit	(4)	(4)	(3)	(3)
Recognized actuarial loss	26	17	—	—
Net periodic benefit cost	$ 22	$ 15	$—	$—

Significant non-U.S. Plans only For the Three Months Ended March 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 35	$ 31	$ 1	$—
Interest cost	94	89	1	1
Expected return on plan assets	(142)	(131)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	29	18	—	—
Net periodic benefit cost	$ 15	$ 6	$ 2	$ 1

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted average assumptions:
Expected return on plan assets	8.2%	8.1%	—	—
Discount rate	5.6%	6.0%	5.8%	6.3%
Rate of compensation increase	4.1%	4.2%	—	—

The Company made $65 million of contributions to its U.S. non-qualified and non-U.S. pension plans in the first quarter of 2011 and expects to contribute approximately $255 million for the remainder of 2011 for these plans.

12.    Debt

The Company’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2011	December 31, 2010
Short-term:
Current portion of long-term debt	$ 261	$ 8

Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$ 252	$ 253
Senior notes – 4.850% due 2013	250	250
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	649	648
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	398	398
Mortgage – 5.70% due 2035	437	439
Other	3	3
	3,032	3,034
Less current portion	261	8
	$2,771	$3,026

During the third quarter of 2010, the Company repaid its 5.15% fixed rate $550 million senior notes that matured.

In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of its 5.375% senior notes due in 2014. Under the terms of the swaps, the counterparties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps will match exactly. The floating rate will reset quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps will net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet is adjusted by an equal amount. The fair value of the interest rate swaps was essentially the same as the value at inception, therefore, no adjustments are required at March 31, 2011.

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented.

The senior notes in the table above are publically registered by the Company with no guarantees attached.

On October 23, 2009, the Company and certain of its foreign subsidiaries entered into a $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced a $1.2 billion facility. The interest rate on this facility varies based upon the Company’s credit ratings and the Company’s credit default swap levels subject to floors and caps. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2011.

13.    Restructuring Costs

The Company recorded total restructuring costs of $4 million in the first quarter of 2011, primarily severance, including approximately $2 million related to cost reduction activities for acquisitions made in 2010.

Details of the activity from January 1, 2010 through March 31, 2011 regarding restructuring activities which includes liabilities from actions prior to 2011 are as follows:

(In millions of dollars)	Liability at 1/1/10	Amounts Accrued	Cash Paid	Liability at 12/31/10	Amounts Accrued	Cash Paid	Other (a)	Liability at 3/31/11
Severance	$ 77	$ 79	$(116)	$ 40	$ 4	$(15)	$1	$ 30
Future rent under non-cancelable leases and other costs	182	62	(73)	171	—	(15)	3	159
Total	$259	$141	$(189)	$211	$ 4	$(30)	$4	$189

(a)	Primarily foreign exchange

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

	March 31, 2011		December 31, 2010
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,330	$1,330	$1,894	$1,894
Long-term investments	$ 65	$ 61	$ 68	$ 64
Short-term debt	$ 261	$ 268	$ 8	$ 8
Long-term debt	$2,771	$2,988	$3,026	$3,234

Cash and Cash Equivalents: The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices, certain investments carried at cost and unrealized gains related to available for sale investments held in a fiduciary capacity as discussed below.

The Company has long-term investments of $39 million at March 31, 2011 and December 31, 2010, carried on the cost basis for which there are no readily available market prices. These investments are included in Other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

The Company had available for sale securities with an aggregate fair value of $22 million and $23 million at March 31, 2011 and December 31, 2010, respectively, which are carried at market value under ASC Topic No. 320. The Company had gross unrealized gains (pre-tax) on these securities of $7 million and $8 million included in accumulated other comprehensive income at March 31, 2011 and December 31, 2010, respectively. The Company recorded no unrealized gains and $1 million of unrealized losses related to its available for sale securities for the three-month periods ended March 31, 2011. The Company had no unrealized gains or losses for the three-month periods ended March 31, 2010.

A portion of the Company’s fiduciary funds described in Note 3 are invested in high quality debt securities and are classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets were $4 million and $7 million at March 31, 2011 and December 31, 2010, respectively. The Company recognized no gross unrealized gains on these securities for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company recorded unrealized losses (pre-tax) of $3 million related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of equity.

Proceeds from the sale of available for sale investments were as follows:

(In millions of dollars)	Three Months Ended March 31,
	2011	2010
Proceeds from the sale of available for sale securities	$1	$14

The cost of equity securities sold is determined using the average cost method.

The Company also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. The Company recorded the following gains (losses) related to these investments:

(In millions of dollars)	Three Months Ended March 31,
	2011	2010
Equity method gains (losses)	$18	$(1)
Gains on cost method investments	1	1
Gains from equity and cost method investments	19	—
Realized gains on available for sale securities	—	8
Investment income (loss)	$19	$ 8

Short-term and Long-term Debt: The fair value of the Company’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of a primary portion of the Company’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the carrying value of those notes adjusted by the fair value of the interest rate swap derivative, discussed above.

15.    Common Stock

The Company did not purchase any shares of its common stock in the first quarter of 2011 and 2010.

In December 2010, the Company repurchased 3,365,889 shares of its common stock for a total consideration of $85.5 million at an average price per share of $25.4028. The repurchased shares were reflected as an increase in treasury shares (a decrease in shares outstanding). This share repurchase was effected under a $500 million share repurchase authorization granted by the Company’s Board of Directors in September 2010. The Company remains authorized to repurchase additional shares of its common stock up to a value of $414.5 million. There is no time limit on this authorization.

16.    Claims, Lawsuits and Other Contingencies

Errors and Omissions Claims

The Company and its subsidiaries, particularly Marsh and Mercer, are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance and the provision of actuarial services for corporate and public clients. Certain of these claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies – Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel and an internal actuarial analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

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

Other Contingencies – Guarantees

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2011, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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

17.    Segment Information

The Company is organized based on the types of services provided. Under this organizational structure, the Company’s business segments are:

¡	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

¡	Consulting, comprising Mercer and Oliver Wyman Group

With the sale of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has divested its entire Risk Consulting and Technology segment.

The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2010 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.

Selected information about the Company’s operating segments for the three-month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	Revenue		Operating Income (Loss)
2011 –
Risk and Insurance Services	$1,634	(a)	$ 383
Consulting	1,261	(b)	128
Total Operating Segments	2,895		511
Corporate Eliminations	(11)		(39)
Total Consolidated	$2,884		$ 472
2010 –
Risk and Insurance Services	$1,492	(a)	$ 347
Consulting	1,155	(b)	116
Total Operating Segments	2,647		463
Corporate Eliminations	(12)		(38)
Total Consolidated	$2,635		$ 425

(a)

Includes inter-segment revenue of $1 million in both 2011 and 2010, interest income on fiduciary funds of $12 million and $11 million in 2011 and 2010, respectively, and equity method income of $2 million and $1 million in 2011 and 2010, respectively.

(b)	Includes inter-segment revenue of $10 million and $11 million in 2011 and 2010, respectively, and interest income on fiduciary funds of $1 million in both 2011 and 2010.

Details of operating segment revenue for the three-month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
(In millions of dollars)	2011	2010
Risk and Insurance Services
Marsh	$1,292	$1,175
Guy Carpenter	342	317
Total Risk and Insurance Services	1,634	1,492
Consulting
Mercer	922	849
Oliver Wyman Group	339	306
Total Consulting	1,261	1,155
Total Operating Segments	2,895	2,647
Corporate Eliminations	(11)	(12)
Total	$2,884	$2,635

18.    New Accounting Pronouncements

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

Also, effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result, the guidance discussed in the preceding paragraph did not apply to certain investment management trusts managed by Mercer. Mercer manages approximately $12 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.

In January 2010, the FASB issued new guidance that adds additional disclosures about transfers into and out of Levels 1 and 2 items and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the new guidance amends the requirements on employer’s disclosures about postretirement benefit plan assets to require disclosures be provided by classes of assets instead of by major categories of assets. This guidance is effective for the first reporting period beginning after December 31, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The disclosures required by the guidance are included herein.

In January 2011, the Company adopted guidance issued by the FASB on revenue recognition regarding multiple-deliverable revenue arrangements. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In January 2011, the Company adopted guidance issued by the FASB which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of this guidance is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In May 2010, the FASB issued guidance for foreign currency issues and Venezuela’s highly inflationary status. The guidance states that Venezuela’s economy should be considered highly inflationary as of January 1, 2010 and therefore a U.S. dollar reporting entity must remeasure the financial statements of its Venezuelan subsidiaries as if the subsidiaries’ functional reporting currency were the entity’s reporting currency (i.e., the U.S. dollar). Any changes related to the conversion of non-U.S. dollar denominated balance sheet accounts must be recognized in earnings. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued guidance to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is not currently applicable to the Company, since all reporting units have positive carrying amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Marsh & McLennan Companies, Inc. and Subsidiaries (“the Company”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. The Company’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; and Oliver Wyman Group, which provides management consulting and other services. The Company’s approximately 52,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.

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

In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”) and on August 3, 2010, the Company completed the sale of Kroll to Altegrity. With the Kroll disposition completed in August 2010, along with the previous disposals of other businesses between 2008 and 2010, the Company has divested its entire Risk Consulting and Technology segment. As described in Note 1 to the consolidated financial statements, based on the terms and conditions of the divestitures of the Corporate Advisory and Restructuring businesses (“CARG”) in 2008, the Company determined it has “continuing involvement” in those businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore classification of CARG as discontinued operations is not appropriate, and their financial results in the current and prior periods are included in operating income. The run-off of the Company’s involvement in the CARG businesses is managed by the Company’s corporate departments, and consequently, the financial results of these businesses are included in “Corporate” for segment reporting purposes.

Operating results for Kroll and KLS and the net after-tax loss on the disposal of KLS is included in discontinued operations in the first quarter of 2010.

In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc.

In the first quarter of 2010, Marsh acquired Haake Companies, Inc., an insurance broking firm in the Midwest region and Thomas Rutherfoord, Inc., an insurance broking firm in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh acquired HSBC Insurance Brokers Ltd., an international provider of risk intermediary and risk advisory services and the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), a regional insurance brokerage in New England. In the fourth quarter of 2010, Marsh acquired Trion, a U.S. private benefits specialist and SBS, a Georgia-based benefits brokerage and consulting firm.

In the first quarter of 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S.

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

Consolidated Results of Operations

(In millions, except per share figures)	2011	2010
Revenue	$2,884	$2,635
Expense:
Compensation and Benefits	1,721	1,575
Other Operating Expenses	691	635
Operating Expense	2,412	2,210
Operating Income	$ 472	$ 425
Income from Continuing Operations	$ 319	$ 274
Discontinued Operations, net of tax	12	(22)
Net Income before Non-controlling Interests	$ 331	$ 252
Net Income Attributable to the Company	$ 325	$ 248
Income from Continuing Operations Per Share:
Basic	$ 0.57	$ 0.50
Diluted	$ 0.56	$ 0.49
Net Income Per Share:
Basic	$ 0.59	$ 0.46
Diluted	$ 0.58	$ 0.45
Weighted Average Number of Shares Outstanding:
Basic	544	533
Diluted	552	536
Shares outstanding at March 31,	548	541

The Company reported consolidated operating income of $472 million in the first quarter of 2011 compared with $425 million in the prior year, reflecting increases of $36 million in Risk and Insurance Services and $12 million in Consulting.

Consolidated Revenue and Expense

The Company conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment is as follows:

	Three Months Ended March 31,			Components of Revenue Change*
			% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2011	2010

Risk and Insurance Services
Marsh	$1,282	$1,166	10%	—	7%	4%
Guy Carpenter	340	315	8%	—	1%	7%
Subtotal	1,622	1,481	10%	—	6%	4%
Fiduciary Interest Income	12	11	7%	2%	2%	3%
Total Risk and Insurance Services	1,634	1,492	10%	—	6%	4%
Consulting
Mercer	922	849	9%	2%	2%	5%
Oliver Wyman Group	339	306	11%	1%	—	9%
Total Consulting	1,261	1,155	9%	2%	1%	6%
Corporate Eliminations	(11)	(12)
Total Revenue	$2,884	$2,635	9%	1%	4%	5%

*	Components of revenue change may not add due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2011	2010

Marsh:
EMEA	$ 551	$ 527	5%	(2)%	5%	2%
Asia Pacific	125	99	27%	7%	11%	9%
Latin America	61	52	17%	(4)%	—	21%
Total International	737	678	9%	(1)%	6%	4%
U.S. / Canada	545	488	12%	—	9%	3%
Total Marsh	$1,282	$1,166	10%	—	7%	4%
Mercer:
Retirement	$ 281	$ 280	—	1%	—	(1)%
Health and Benefits	237	225	6%	1%	(3)%	8%
Rewards, Talent & Communications	117	93	26%	2%	10%	14%
Total Mercer Consulting	635	598	6%	1%	—	5%
Outsourcing	176	162	9%	4%	5%	—
Investment Consulting & Management	111	89	25%	4%	8%	13%
Total Mercer	$ 922	$ 849	9%	2%	2%	5%

*	Components of revenue change may not add due to rounding.

Revenue

Consolidated revenue for the first quarter of 2011 was $2.9 billion, an increase of 9% compared with the same period in the prior year. On an underlying basis revenue increased 5%.

Revenue in the Risk and Insurance Services segment for the first quarter of 2011 increased 10% from the same period in 2010, or 4% on an underlying basis. Within the Risk and Insurance Services segment, revenue for Marsh and Guy Carpenter increased 4% and 7%, respectively, on an underlying basis. Fiduciary interest income increased 3% on an underlying basis. Marsh experienced revenue growth in all geographic operations, with particularly strong growth in Asia Pacific and Latin America. Revenue growth at Guy Carpenter was driven by its international operations. Consulting revenue increased 9%, resulting from increases of 9% in Mercer and 11% in Oliver Wyman. On an underlying basis, Consulting revenue increased 6% reflecting increases of 5% in Mercer and 9% in Oliver Wyman.

Operating Expense

Consolidated operating expense in the first quarter of 2011 increased 9% from the same period in 2010. This reflects a 1% increase due to the impact of foreign exchange, a 4% increase due to the impact of acquisitions and a 4% increase in underlying expense. The increase in underlying expenses primarily reflects higher compensation and benefit costs, including increased pension costs.

Restructuring

The Company recorded total restructuring costs of $4 million in the first quarter of 2011, primarily severance, including approximately $2 million related to cost reduction activities for acquisitions made in 2010.

Risk and Insurance Services

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2011	2010
Revenue	$1,634	$1,492
Compensation and Benefits	864	781
Other Expenses	387	364
Expense	1,251	1,145
Operating Income	$ 383	$ 347
Operating Income Margin	23.4%	23.3%

Revenue

Revenue in the Risk and Insurance Services segment in the first quarter of 2011 increased 10%, and increased 4% on an underlying basis compared with the same period in 2010.

In Marsh, revenue in the first quarter of 2011 was $1.3 billion, an increase of 10% from the same quarter of the prior year resulting from an increase of 7% from acquisitions and 4% on an underlying basis. Underlying revenue increased 4% reflecting growth in all of its major geographic markets with particularly strong growth in Asia Pacific and Latin America. Underlying revenue increased 3% in the U.S. / Canada, 21% in Latin America, 9% in Asia

Pacific and 2% in EMEA.

In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc.

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

Guy Carpenter’s revenue increased 8% to $340 million in the first quarter of 2011 compared with the same period in 2010, or 7% on an underlying basis, led by its international operations. The increase in underlying revenue reflects continued strong new business growth and high client retentions.

Fiduciary interest income was $12 million in the first quarter of 2011, an increase of 7% compared with the same period of 2010, or 3% on an underlying basis primarily due to higher average invested funds.

Expense

Expenses in the Risk and Insurance Services segment increased 9% in the first quarter of 2011, compared with the same period in the prior year, reflecting a 1% increase related to the impact of foreign currency, a 6% increase from acquisitions and a 2% increase in underlying expenses. The increase in underlying expenses is primarily due to higher incentive compensation and pension costs.

Consulting

The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2011	2010
Revenue	$1,261	$1,155
Compensation and Benefits	794	737
Other Expenses	339	302
Expense	1,133	1,039
Operating Income	$ 128	$ 116
Operating Income Margin	10.2%	10.0%

Revenue

Consulting revenue in the first quarter of 2011 increased 9% compared with the same period in 2010, or 6% on an underlying basis. Mercer’s revenue reached $922 million in the first quarter of 2011, an increase of 9%. On an underlying basis, Mercer’s revenue increased 5%. Within Mercer’s consulting lines, revenue increased 5% on an underlying basis compared with the first quarter of 2010, reflecting increases of 8% in heath and benefits and 14% in rewards, talent and communications, partly offset by a decrease of 1% in retirement. Within retirement, revenue growth in EMEA, Asia Pacific and Latin America was offset by a decrease in North America. Health and benefits had underlying revenue growth of 8%, consistent with the third and fourth quarters of 2010. All global regions experienced growth with strong performances in the U.S., Latin America and Asia Pacific. The increase in rewards, talent & communications results from continued strong demand for Mercer’s compensation surveys as well as for rewards, talent and consulting services in all major geographic regions. Outsourcing revenue was flat on an underlying basis as it was affected by the loss of a large client due to its acquisition by another company. Investment consulting & management revenue increased 13% on an underlying basis, due to particularly strong growth in the U.S. and EMEA. Oliver Wyman’s revenue increased 11% to $339 million in the first quarter of 2011, or 9% on an underlying basis, driven by double-digit revenue growth in healthcare, transportation and retail.

Expense

Consulting expenses increased 9% in the first quarter of 2011 compared with the same period in 2010, reflecting a 2% increase from the impact of foreign exchange rates, a 2% increase from acquisitions and a 6% increase in underlying expenses. The increase in underlying expenses is driven primarily by an increase in base salaries, pension costs, asset-based fees and expenses recoverable from clients.

Corporate and Other

With the disposition of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has divested its entire Risk Consulting and Technology segment. As described in Note 1 to the consolidated financial statements, based on the terms and conditions of the divestitures of the CARG businesses in 2008, the Company determined it has “continuing involvement” in those businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of the CARG businesses as discontinued operations is not appropriate, and their financial results in the current and prior periods are included in operating income. The runoff of the Company’s involvement in the CARG businesses is managed by the Company’s corporate departments, and consequently, the financial results of these businesses are included in “Corporate” for segment reporting purposes.

The following results of Corporate and Other includes the Corporate Advisory and Restructuring operations:

(In millions of dollars)	2011	2010
Corporate and Other Income (Expense):
Corporate Advisory and Restructuring
Operating Income (Loss)	$3	$2
Corporate Expense	(42)	(40)
Total Corporate and Other	$(39)	$(38)

Corporate expenses in the first quarter of 2011 were $42 million compared with $40 million in the prior year. The increase is due to higher outside services costs related to corporate initiatives partly offset by lower restructuring expenses in 2011.

The Corporate Advisory and Restructuring amounts reflect payments received related to the Corporate Advisory & Restructuring businesses divested in 2008.

Interest

Interest income earned on corporate funds amounted to $7 million in the first quarter of 2011 compared with $4 million in the first quarter of 2010. The increase in interest income is due to the combined effect of higher average invested funds in 2011 and slightly higher average interest rates compared with the prior year. Interest expense of $51 million in the first quarter of 2011 decreased $9 million from the same period in the prior year, primarily due to the maturity of $550 million of senior notes in the third quarter of 2010.

Investment Income (Loss)

Net investment income in the first quarter of 2011 was $19 million, primarily due to mark to market gains on private equity fund investments. This compares with investment income of $8 million in the first quarter of 2010, primarily realized gains on the sale of securities.

Income Taxes

The Company reported a 28.6% effective tax rate in the first quarter of 2011. The effective tax rate includes a benefit from the effective settlement of the IRS audit for 2006 through 2008. Excluding this benefit, the effective tax rate for the first quarter of 2011 was 31.6%.

The Company reported a 27.3% effective tax rate in the first quarter of 2010. The effective rate reflects the impact of the release of valuation allowances in international jurisdictions. Excluding this benefit, the effective tax rate for the first quarter of 2010 was 30.3%.

Impacts on effective tax rates of recent years’ accruals for severance, restructuring, and professional liability could not reasonably be estimated and therefore were reported in the interim period in which they occurred. These factors resulted in highly variable effective tax rates that did not represent long term operating trends. Although we expect the effective tax rate to continue to be significantly variable, the degree of variation is expected to moderate with the anticipated decline in these items.

The effective tax rate is sensitive to the geographic mix and repatriation of the Company’s earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable outside the U.S. Consequently, continued improvement in the profitability of the Company’s U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama, if enacted, could have a significant adverse impact on the effective tax rate.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company’s gross unrecognized tax benefits decreased from $199 million at December 31, 2010 to $145 million at March 31, 2011, primarily reflecting the effective settlement of issues on audit. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $15 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Dispositions

In the first quarter of 2010, Kroll completed the sale of KLS. On August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion.

Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statements of income. The three months ended March 31, 2010 also includes the loss on the sale of KLS which includes the tax provision of $36 million. The tax credit for the three months ended March 31, 2011 is primarily due to a tax recovery under the indemnity related to the Putnam sale.

Summarized Statements of Income data for discontinued operations is as follows:

For the Periods Ended March 31, (In millions of dollars)	2011	2010
Kroll Operations
Revenue	$ —	$ 162
Expense	—	147
Net operating income	—	15
Income tax	—	15
Income from Kroll operations, net of tax	—	—
Other discontinued operations, net of tax	—	—
Income (loss) from discontinued operations, net of tax	—	—

Disposals of discontinued operations	—	15
Income tax (credit) expense	(12)	37
Disposals of discontinued operations, net of tax	12	(22)
Discontinued operations, net of tax	$ 12	$ (22)
Discontinued operations, net of tax per share
– Basic	$0.02	$(0.04)
– Diluted	$0.02	$(0.04)

Liquidity and Capital Resources

Operating Cash Flows

The Company used $376 million of cash from operations for the three months ended March 31, 2011, compared with $251 million used for the same period in 2010. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. The Company’s cash flow from operations is typically negative in the first quarter of each year, resulting from the payment of accrued incentive compensation.

Financing Cash Flows

Net cash used for financing activities was $128 million for the period ended March 31, 2011 compared with $156 million net cash used for the same period in 2010.

The Company paid dividends on its common shares of $117 million ($0.21 per share) during the first three months of 2011, as compared with $109 million ($0.20 per share) during the first three months of 2010.

On October 23, 2009, the Company and certain of its foreign subsidiaries entered into a $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon the Company’s credit ratings and the Company’s credit default swap levels subject to floors and caps. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2011.

In the first quarter of 2011 and 2010, the Company paid deferred purchase consideration of $13 million and $15 million, respectively, related to the purchase in 2009 of the minority interest of a previously controlled entity.

The Company’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. The Company’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. The Company carries a stable outlook from Moody’s and negative outlook from Standard & Poor’s.

Investing Cash Flows

Cash used for investing activities amounted to $168 million in the first three months of 2011, compared with $142 million for the same period in 2010.

The Company made four acquisitions in the first quarter of 2011. Cash used for these acquisitions, net of cash acquired, was approximately $90 million. In addition, in the first quarter of 2011, the Company paid $14 million of deferred purchase consideration related to acquisitions made in prior years. Cash paid for acquisitions net of cash acquired, in the first quarter of 2010 was $197 million, including $12 million of deferred purchase consideration related to acquisitions made in prior periods. Remaining deferred cash payments of $173 million for acquisitions completed in the first quarter of 2011 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2011. Cash generated from the disposition of KLS was $110 million in the first quarter of 2010.

The Company’s additions to fixed assets and capitalized software, which amounted to $67 million in the first three months of 2011 compared with $80 million in the first three months of 2010, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

The Company has committed to potential future investments of approximately $80 million in connection with its investments in Trident II and other funds managed by Stone Point Capital. The majority of the Company’s investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments and follow-on investments. Any remaining capital calls for Trident II would relate to management fees or other partnership expenses, if necessary. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio, the timing of any portfolio company sales and capital distributions is unknown and not controlled by the Company.

Commitments and Obligations

The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2011 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years

Current portion of long-term debt	$ 261	$261	$ —	$ —	$ —
Long-term debt	2,779	—	268	1,421	1,090
Interest on long-term debt	1,444	204	307	237	696
Net operating leases	2,505	359	595	437	1,114
Service agreements	401	117	121	70	93
Other long-term obligations	173	26	136	11	—
Total	$7,563	$967	$1,427	$2,176	$2,993

The above does not include unrecognized tax benefits of $145 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $15 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $938 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.

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

Interest Rate Risk and Credit Risk

The Company has historically managed its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance the Company’s asset base. During 2007, virtually all of the Company’s variable rate borrowings were repaid. In February 2011, the Company entered into two 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of its 5.375% senior notes due in 2014. Under the terms of the swaps, the counterparties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance.

Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	March 31, 2011
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,330
Fiduciary cash and investments	$4,272

Based on the above balances, if short-term interest rates increased or decreased by 10%, or 13 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $4 million.

In addition to interest rate risk, our cash investments and fiduciary fund investments are subject to potential loss of value due to counterparty credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counterparty limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary fund investments are invested in short-term bank deposits and liquid money market funds.

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

Equity Price Risk

The Company holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $22 million are classified as available for sale. Non-publicly traded investments of $39 million are accounted for using the cost method and $189 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

b. Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that were identified in connection with the evaluation referred to under Part I – Item 4a above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 16 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the first quarter of 2011. Pursuant to a September 2010 authorization by the Company’s Board of Directors to repurchase shares of its common stock up to a dollar value of $500 million, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $414.5 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1 – 31, 2011	—	—	—	$414,497,001
Feb 1 – 28, 2011	—	—	—	$414,497,001
March 1 – 31, 2011	—	—	—	$414,497,001
Total Q1 2011	—	—	—	$414,497,001

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Other Information.

None.

Item 5.	Exhibits.

See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: May 6, 2011	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Employment Agreement, effective as of March 1, 2007, by and between Marsh & McLennan Companies, Inc. and David A. Nadler

10.2	Amendment, effective as of December 31, 2008, to Employment Agreement, dated March 1, 2007, between Marsh & McLennan Companies, Inc. and David A. Nadler

10.3	Letter Agreement, effective as of February 28, 2010, between Marsh & McLennan Companies, Inc. and David A. Nadler

10.4	Form of Restricted Stock Unit Award, dated as of February 21, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase