Form 10-Q
period 2011-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2011-08-05
CIK 62709

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were outstanding 541,662,006 shares of common stock, par value $1.00 per share, of the registrant.

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

¡

our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including import and export requirements, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, local laws prohibiting corrupt payments to government officials, as well as various trade sanctions laws;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2011	2010	2011	2010
Revenue	$2,928	$2,606	$5,812	$5,241
Expense:
Compensation and benefits	1,728	1,614	3,449	3,189
Other operating expenses	735	1,042	1,426	1,677
Operating expenses	2,463	2,656	4,875	4,866
Operating income (loss)	465	(50)	937	375
Interest income	5	3	12	7
Interest expense	(49)	(60)	(100)	(120)
Investment income (loss)	(6)	18	13	26
Income (loss) before income taxes	415	(89)	862	288
Income tax expense (credit)	129	(60)	257	43
Income (loss) from continuing operations	286	(29)	605	245
Discontinued operations, net of tax	3	271	15	249
Net income before non-controlling interests	289	242	620	494
Less: Net income attributable to non-controlling interests	7	6	13	10
Net income attributable to the Company	$ 282	$ 236	$ 607	$ 484
Basic net income (loss) per share – Continuing operations	$ 0.51	$ (0.06)	$ 1.08	$ 0.43
– Net income attributable to the Company	$ 0.51	$ 0.43	$ 1.10	$ 0.89
Diluted net income (loss) per share – Continuing operations	$ 0.50	$ (0.06)	$ 1.06	$ 0.43
– Net income attributable to the Company	$ 0.50	$ 0.43	$ 1.09	$ 0.88
Weighted average number of shares outstanding – Basic	547	541	545	537
– Diluted	555	545	554	541
Shares outstanding at June 30,	541	542	541	542

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 1,659	$ 1,894
Receivables
Commissions and fees	2,895	2,544
Advanced premiums and claims	98	96
Income tax receivable	8	323
Other	233	186
	3,234	3,149
Less-allowance for doubtful accounts and cancellations	(123)	(114)
Net receivables	3,111	3,035
Other current assets	416	347
Total current assets	5,186	5,276
Goodwill and intangible assets	7,000	6,823
Fixed assets (net of accumulated depreciation and amortization of $1,366 at June 30, 2011 and $1,411 at December 31, 2010)	823	822
Pension related assets	421	265
Deferred tax assets	1,107	1,205
Other assets	914	919
	$15,451	$15,310

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions of dollars)	June 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$260	$8
Accounts payable and accrued liabilities	1,881	1,741
Accrued compensation and employee benefits	871	1,294
Accrued income taxes	110	62
Dividends payable	120	—
Total current liabilities	3,242	3,105
Fiduciary liabilities	4,177	3,824
Less – cash and investments held in a fiduciary capacity	(4,177)	(3,824)

Long-term debt	2,773	3,026
Pension, postretirement and postemployment benefits	1,178	1,211
Liabilities for errors and omissions	451	430
Other liabilities	1,027	1,123
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2011 and December 31, 2010	561	561
Additional paid-in capital	1,092	1,185
Retained earnings	7,688	7,436
Accumulated other comprehensive loss	(2,078)	(2,300)
Non-controlling interests	53	47
	7,316	6,929
Less – treasury shares, at cost, 19,407,454 shares at June 30, 2011 and 20,132,120 shares at December 31, 2010	(536)	(514)
Total equity	6,780	6,415
	$15,451	$15,310

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, (In millions of dollars)	2011	2010
Operating cash flows:
Net income before non-controlling interests	$ 620	$ 494
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	133	154
Amortization of intangible assets	32	36
Provision for deferred income taxes	73	22
Gain on investments	(13)	(25)
Loss on disposition of assets	1	30
Stock option expense	12	11
Changes in assets and liabilities:
Net receivables	(70)	(425)
Other current assets	(75)	(7)
Other assets	(145)	(93)
Accounts payable and accrued liabilities	148	463
Accrued compensation and employee benefits	(422)	(480)
Accrued income taxes	43	(38)
Other liabilities	64	44
Effect of exchange rate changes	(71)	86
Net cash provided by operations	330	272
Financing cash flows:
Purchase of treasury shares	(235)	—
Repayments of debt	(6)	(4)
Purchase of non-controlling interests	(21)	(15)
Shares withheld for taxes on vested units – treasury shares	(86)	(43)
Issuance of common stock	112	18
Dividends paid	(235)	(221)
Net cash used for financing activities	(471)	(265)
Investing cash flows:
Capital expenditures	(142)	(143)
Net sales of long-term investments	33	57
Proceeds from sales of fixed assets	1	8
Dispositions	1	119
Acquisitions	(113)	(198)
Other, net	(1)	4
Net cash used for investing activities	(221)	(153)
Effect of exchange rate changes on cash and cash equivalents	127	(121)
Decrease in cash and cash equivalents	(235)	(267)
Cash and cash equivalents at beginning of period	1,894	1,777
Cash and cash equivalents at end of period	1,659	1,510
Cash and cash equivalents – reported as discontinued operations	—	35
Cash and cash equivalents – continuing operations	$1,659	$1,475

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

For the Six Months Ended June 30, (In millions, except per share figures)	2011	2010
COMMON STOCK
Balance, beginning and end of year	$ 561	$ 561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$ 1,185	$ 1,211
Change in accrued stock compensation costs	(85)	(33)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(6)	(14)
Purchase of subsidiary shares from non-controlling interests	(2)	—
Issuance of shares for acquisitions	—	(15)
Balance, end of period	$ 1,092	$ 1,149

RETAINED EARNINGS
Balance, beginning of year	$ 7,436	$ 7,033
Net income attributable to the Company (a)	607	484
Dividend equivalents paid	(7)	(8)
Dividends declared – (per share amounts: $0.64 in 2011 and $0.60 in 2010)	(348)	(322)
Balance, end of period	$ 7,688	$ 7,187

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,300)	$(2,171)
Foreign currency translation adjustments (b)	235	(360)
Unrealized investment holding losses, net of reclassification adjustments (c)	(4)	(10)
Net changes under benefit plans, net of tax (d)	(9)	135
Balance, end of period	$(2,078)	$(2,406)

TREASURY SHARES
Balance, beginning of year	$ (514)	$ (806)
Issuance of shares under stock compensation plans and employee stock purchase plans	213	123
Issuance of shares for acquisitions	—	192
Purchase of treasury shares	(235)	—
Balance, end of period	$ (536)	$ (491)

NON-CONTROLLING INTERESTS
Balance, beginning of year	$ 47	$ 35
Net income attributable to non-controlling interests, net of discontinued operations (e)	13	10
Other changes	(7)	(2)
Balance, end of period	$ 53	$ 43
TOTAL EQUITY	$ 6,780	$ 6,043
TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)	$ 842	$ 259

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

In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest region of the U.S. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc.

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

The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. The Company conducts business in this segment through Mercer and Oliver Wyman Group. In the first quarter of 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In June 2011, Mercer acquired Evaluation Associates LLC, an investment consulting firm. In July 2010, Mercer acquired Innovative Process Administration (“IPA”), a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.

In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). On August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion. The after-tax loss on the sale of KLS, along with Kroll’s, and KLS’s 2010 comparative results of operations are included in discontinued operations in 2010.

With the sale of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has divested its entire Risk Consulting & Technology segment. The run-off of the Company’s involvement in the Corporate Advisory and Restructuring business (“CARG”), previously part of Risk Consulting & Technology, in which the Company has “continuing involvement” as defined in SEC Staff Accounting Bulletin Topic 5e, is now managed by the Company’s corporate departments. Consequently, the financial results of the CARG businesses are included in “Corporate” for segment reporting purposes.

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

The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and six-month periods ended June 30, 2011 and 2010.

Investment Income (Loss)

The caption “investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of the Company’s holdings in certain private equity funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. This line includes equity method gains/(losses) of $(4) million and $18 million for the three months ended June 30, 2011 and 2010, respectively, and $14 million and $17 million for the six months ended June 30, 2011 and 2010, respectively.

The Company has an investment in Trident II limited partnership, a private equity investment fund. At June 30, 2011, the Company’s investment in Trident II was approximately $117 million, reflected in other assets in the consolidated balance sheet. The Company’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $67 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.

Income Taxes

The Company’s effective tax rate in the second quarter of 2011 was 31.1%. The 29.8% effective tax rate for the first six months of 2011 includes a benefit recorded in the first quarter from the effective settlement of the IRS audit for the years 2006 through 2008. Excluding this benefit, the effective tax rate for the first six months of 2011 was 31.4%.

The Company reported a net income tax benefit of $60 million in continuing operations in the second quarter of 2010 on a pretax loss of $89 million, an effective tax rate of 67.4%. The high tax benefit rate primarily reflects the combination of the tax benefit related to the Alaska settlement, determined at U.S. tax rates, with other pretax income that is subject to lower average effective tax rates applicable worldwide. Excluding the impact of the Alaska settlement, the effective tax rate for the quarter was 32.3%. The 14.9% effective tax rate for the first six months of 2010 also primarily reflects the tax benefit associated with the Alaska settlement as discussed below. Excluding the effect of the settlement, the effective tax rate for the first six months was 29.5%.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company’s gross unrecognized tax benefits decreased from $199 million at December 31, 2010 to $152 million at June 30, 2011, primarily reflecting the effective settlement of issues on audit. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $20 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Other Matters Impacting Results in Prior Periods

In June 2010, the Company settled a lawsuit brought by the Alaska Retirement Management Board (“ARMB”) against Mercer. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million was covered by insurance, and recognized a charge of $400 million in the second quarter of 2010.

3.     Fiduciary Assets and Liabilities

In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $22 million for each of the six-month periods ended June 30, 2011 and 2010. The Consulting segment recorded fiduciary interest income of $2 million in each of the six-month periods ended June 30, 2011 and 2010. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.

Fiduciary assets include approximately $179 million and $283 million of fixed income securities classified as available for sale at June 30, 2011 and December 31, 2010, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, mature or recognized as an other than temporary impairment. Unrealized gains, net of tax, were $2 million and $5 million at June 30, 2011 and December 31, 2010, respectively.

Net uncollected premiums and claims and the related payables amounted to $10.1 billion at June 30, 2011 and $9.1 billion at December 31, 2010. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.

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

Basic EPS Calculation Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income (loss) from continuing operations	$ 286	$(29)	$ 605	$ 245
Less: Net income attributable to non-controlling interests	7	6	13	10
Net income (loss) from continuing operations attributable to the Company	279	(35)	592	235
Less: Portion attributable to participating securities	1	(1)	4	4
Net income (loss) attributable to common shares for basic earnings per share	$ 278	$(34)	$ 588	$ 231
Basic weighted average common shares outstanding	547	541	545	537

Basic EPS Calculation Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income attributable to the Company	$ 282	$ 236	$ 607	$ 484
Less: Portion attributable to participating securities	2	3	4	8
Net income attributable to common shares for basic earnings per share	$ 280	$ 233	$ 603	$ 476
Basic weighted average common shares outstanding	547	541	545	537

Diluted EPS Calculation Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income (loss) from continuing operations	$ 286	$ (29)	$ 605	$ 245
Less: Net income attributable to non-controlling interests	7	6	13	10
Net income (loss) from continuing operations attributable to the Company	279	(35)	592	235
Less: Portion attributable to participating securities	1	—	4	4
Net income (loss) attributable to common shares for diluted earnings per share	$ 278	$ (35)	$ 588	$ 231
Basic weighted average common shares outstanding	547	541	545	537
Dilutive effect of potentially issuable common shares	8	—	9	4
Diluted weighted average common shares outstanding	555	541	554	541
Average stock price used to calculate common stock equivalents	$ 30.03	$ 23.16	$ 29.47	$ 23.00

Diluted EPS Calculation Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income attributable to the Company	$ 282	$ 236	$ 607	$ 484
Less: Portion attributable to participating securities	2	3	4	8
Net income attributable to common shares for diluted earnings per share	$ 280	$ 233	$ 603	$ 476
Basic weighted average common shares outstanding	547	541	545	537
Dilutive effect of potentially issuable common shares	8	4	9	4
Diluted weighted average common shares outstanding	555	545	554	541
Average stock price used to calculate common stock equivalents	$ 30.03	$ 23.16	$ 29.47	$ 23.00

There were 41.4 million and 45.6 million stock options outstanding as of June 30, 2011 and 2010, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2011 and 2010.

(In millions of dollars)	2011	2010
Assets acquired, excluding cash	$128	$532
Liabilities assumed	(17)	(115)
Shares issued (7.4 million shares in 2010)	—	(178)
Contingent/deferred purchase consideration	(13)	(55)
Net cash outflow for current year acquisitions	98	184
Deferred purchase consideration from prior year acquisitions	15	14
Net cash outflow for acquisitions	$113	$198

(In millions of dollars)	2011	2010
Interest paid	$100	$113
Income taxes (refunded)/paid	$(112)	$34

The Company had non-cash issuances of common stock under its share-based payment plan of $181 million and $132 million for the six months ended June 30, 2011 and 2010, respectively. The Company recorded stock-based compensation expense related to equity awards of $83 million and $90 million for the six month periods ended June 30, 2011 and 2010, respectively.

The consolidated statement of cash flows for the period ended June 30, 2010 includes the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories in 2010 is as follows:

For the Year Ended June 30, (In millions of dollars)	2010
Net cash used for operations	$(18)
Net cash used for investing activities	$(13)
Effect of exchange rate changes on cash and cash equivalents	$(4)

The information above excludes the cash flow impacts of actual disposal transactions related to discontinued operations because the Company believes these transactions to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. In the first six months of 2010, the Company’s cash flow reflects cash provided by investing activities of $110 million related to the disposition of KLS.

6.    Comprehensive Income (Loss)

The components of comprehensive income (loss) for the six-month periods ended June 30, 2011 and 2010 are as follows:

(In millions of dollars)	2011	2010
Foreign currency translation adjustments, net of income tax expense (credit) ($2 for 2011 and $(8) for 2010, respectively)	$235	$(360)
Unrealized investment holding losses, net of income tax credit ($1 for 2011 and $3 for 2010, respectively)	(4)	(10)
(Losses) gains related to pension/retiree plans, net of income tax expense ($3 for 2011 and $51 for 2010, respectively)	(9)	135
Other comprehensive income (loss)	222	(235)
Net income before non-controlling interests	620	494
Comprehensive income before non-controlling interests	842	259
Less: Comprehensive loss attributable to non-controlling interests	(13)	(10)
Comprehensive income attributable to the Company	$829	$249

7.     Acquisitions

During the first six months of 2011 the Company made three acquisitions in its Risk and Insurance Services segment and two in its Consulting segment. In January 2011, Marsh acquired RJF Agencies, Inc., an independent insurance broking firm in the Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.

In January 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In June 2011, Mercer acquired Evaluation Associates LLC, an investment consulting firm.

Total purchase consideration for the 2011 acquisitions was $114 million which consisted of cash paid of $101 million, and estimated contingent consideration of $13 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $15 million of deferred purchase consideration related to acquisitions made in prior years.

In the second quarter of 2011, Marsh acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $8 million and accounted for this acquisition under the guidance for consolidations and non-controlling interests. This guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is not permitted. Therefore, the Company recorded a decrease to additional paid-in capital in 2011 of $2 million related to this transaction.

In the first quarter of 2011, the Company paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (amounts in millions):

Cash	$101
Contingent consideration	13
Total Consideration	$114
Allocation of purchase price:
Cash and cash equivalents	$3
Accounts receivable, net	5
Property, plant, and equipment	2
Intangible assets	45
Goodwill	76
Total assets acquired	131
Current liabilities	11
Other liabilities	6
Total liabilities assumed	17
Net assets acquired	$114

Prior Year Acquisitions

During the first six months of 2010, the Company made four acquisitions in its Risk and

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

Total purchase consideration for the four acquisitions made during the first six months of 2010 was $472 million which consisted of cash paid of $239 million, the issuance of 7.4 million shares with a fair value of $178 million, and estimated contingent consideration of $55 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

In 2010, the Company also paid $14 million of deferred purchase consideration and $2 million of contingent purchase consideration related to acquisitions made in prior years.

In the first quarter of 2010, the Company paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

Pro-Forma Information

While the company does not believe its acquisitions are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2011 and 2010. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2010. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Revenue	$2,930	$2,655	$5,818	$5,413
Income (loss) from continuing operations	$287	$(27)	$606	$252
Net income attributable to the Company	$282	$239	$607	$491
Basic net income (loss) per share:
– Continuing operations	$0.51	$(0.06)	$1.08	$0.44
– Net income attributable to the Company	$0.51	$0.43	$1.11	$0.89
Diluted net income (loss) per share:
– Continuing operations	$0.50	$(0.06)	$1.06	$0.44
– Net income attributable to the Company	$0.51	$0.43	$1.09	$0.89

The Consolidated Statements of Income for the three and six months ended June 30, 2011 includes approximately $17 million of revenue and $3 million of net operating income and approximately $34 million of revenue and $6 million of net operating income, respectively, related to acquisitions made during 2011.

8.     Dispositions

In the first quarter of 2010, Kroll completed the sale of KLS and on August 3, 2010, the Company completed the sale of Kroll to Altegrity.

Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statements of income. The three and six months ended June 30, 2010 also includes the loss on the sale of KLS, which includes the tax provision of $36 million on the sale. Discontinued operations for the six months ended June 30, 2011 primarily relates to an insurance recovery for legal fees incurred at Putnam prior to its sale and a tax recovery under the indemnity related to the Putnam sale.

The Company’s tax basis in its investment in the stock of Kroll at the time of sale exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not tax. Prior to the second quarter of 2010, a tax benefit was not recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in a tax benefit. Since Kroll met the criteria for classification as a discontinued operation in the second quarter of 2010, the Company determined that it had the ability to carry back the capital loss realized against prior realized capital gains. Therefore, a $265 million deferred tax benefit was recorded in discontinued operations in the second quarter of 2010 to establish a deferred tax asset.

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2011	2010	2011	2010
Kroll Operations
Revenue	$—	$163	$—	$325
Expense	—	146	—	293
Net operating income	—	17	—	32
Income Tax	—	—	—	15
Income from Kroll operations, net of tax	—	17	—	17
Other discontinued operations, net of tax	—	—	—	—
Income (loss) from discontinued operations, net of tax	—	17	—	17
Disposals of discontinued operations	8	(8)	8	7
Income tax (credit) expense	5	(262)	(7)	(225)
Disposals of discontinued operations, net of tax	3	254	15	232
Discontinued operations net of tax	$3	$271	$15	$249
Discontinued operations, net of tax per share
– Basic	$0.00	$0.49	$0.02	$0.46
– Diluted	$0.00	$0.49	$0.03	$0.45

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

Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2011	2010
Balance as of January 1, as reported (a)	$6,420	$5,990
Goodwill acquired	76	288
Other adjustments (b)	99	(121)
Balance at June 30	$6,595	$6,157

(a)	Amounts in 2010 excluded goodwill and accumulated impairment losses related to Kroll, which were reclassified to discontinued operations.

(b)	Primarily foreign exchange.

Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.5 billion and Consulting, $2.1 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	June 30, 2011			December 31, 2010
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount

Amortized intangibles	$641	$236	$405	$615	$212	$403

Aggregate amortization expense for the six months ended June 30, 2011 and 2010 was $32 million and $22 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31, (In millions of dollars)	Estimated Expense

2011 (excludes amortization through June 30, 2011)	$ 32
2012	62
2013	56
2014	52
2015	45
Subsequent years	158
$405

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$ —	$ 1	$ —	$ —	$ —	$ —	$ —	$ 1
Mutual funds (a)	140	137	—	—	—	—	140	137
Medium term bond funds and fixed income securities (a)	—	—	—	—	—	—	—	—
Money market funds (b)	226	8	—	—	—	—	226	8
Interest rate swap derivatives (a)	—	—	5	—	—	—	5	—
Total assets measured at fair value	$366	$146	$ 5	$ —	$ —	$ —	$371	$146
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$ —	$ —	$ 35	$ 68	$ —	$ —	$ 35	$ 68
Other sovereign government obligations and supranational agencies	—	—	140	185	—	—	140	185
Corporate and other debt	—	—	4	30	—	—	4	30
Money market funds	175	152	—	—	—	—	175	152
Total fiduciary assets measured at fair value	$175	$152	$179	$283	$ —	$ —	$354	$435
Liabilities:
Contingent consideration liability (c)	$ —	$ —	$ —	$ —	$111	$106	$111	$106
Senior Notes due 2014 (d)	$ —	$ —	$255	$ —	$ —	$ —	$255	$ —
Total liabilities measured at fair value	$ —	$ —	$255	$ —	$111	$106	$366	$106

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and in other liabilities in the consolidated balance sheets.

(d)	Included in long term debt in the consolidated balance sheets.

During the six month period ended June 30, 2011, there were no assets that transferred between Level 1 and Level 2.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the quarter ended June 30, 2011 that represents contingent consideration related to acquisitions:

	Fair Value, Beginning of Period	Additions	Payments		Revaluation Impact		Fair Value, End of Period
Contingent consideration	$106	$15		$(6)		$(4)	$111

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

The target asset allocation for the U.S. Plan is 58% equities and 42% fixed income. At the end of the second quarter of 2011, the actual allocation for the U.S. Plan was 62% equities and 38% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 82% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the second quarter of 2011, the actual allocation for the U.K. Plan was 55% equities and 45% fixed income.

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 58	$ 48	$ 1	$ 2
Interest cost	153	141	4	4
Expected return on plan assets	(224)	(200)	—	—
Amortization of prior service credit	(4)	(5)	(4)	(4)
Recognized actuarial loss	53	37	—	—
Net periodic benefit cost	$ 36	$ 21	$ 1	$ 2

Combined U.S. and significant non-U.S. Plans For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$114	$ 98	$ 3	$ 3
Interest cost	305	286	7	7
Expected return on plan assets	(445)	(404)	—	—
Amortization of prior service credit	(9)	(10)	(7)	(7)
Recognized actuarial loss	108	72	—	—
Net periodic benefit cost	$ 73	$ 42	$ 3	$ 3

U.S. Plans only For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 21	$ 19	$ 1	$ 1
Interest cost	57	57	3	3
Expected return on plan assets	(78)	(74)	—	—
Amortization of prior service credit	(4)	(5)	(4)	(4)
Recognized actuarial loss	24	19	—	—
Net periodic benefit cost	$ 20	$ 16	$ —	$ —

U.S. Plans only For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 42	$ 38	$ 2	$ 2
Interest cost	115	113	5	5
Expected return on plan assets	(157)	(147)	—	—
Amortization of prior service credit	(8)	(9)	(7)	(7)
Recognized actuarial loss	50	36	—	—
Net periodic benefit cost	$ 42	$ 31	$ —	$ —

Significant non-U.S. Plans only For the Three Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 37	$ 29	$ —	$ 1
Interest cost	96	84	1	1
Expected return on plan assets	(146)	(126)	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	29	18	—	—
Net periodic benefit cost	$ 16	$ 5	$ 1	$ 2

Significant non-U.S. Plans only For the Six Months Ended June 30,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$ 72	$ 60	$ 1	$ 1
Interest cost	190	173	2	2
Expected return on plan assets	(288)	(257)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	58	36	—	—
Net periodic benefit cost	$ 31	$ 11	$ 3	$ 3

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

The Company made $170 million of contributions to its U.S. non-qualified and non-U.S. pension plans in the first half of 2011 and expects to contribute approximately $150 million for the remainder of 2011 for these plans.

12.    Debt

The Company’s outstanding debt is as follows:

(In millions of dollars)	June 30, 2011	December 31, 2010
Short-term:
Current portion of long-term debt	$ 260	$ 8

Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$ 252	$ 253
Senior notes – 4.850% due 2013	250	250
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	653	648
Senior notes – 5.75% due 2015	747	747
Senior notes – 9.25% due 2019	398	398
Mortgage – 5.70% due 2035	435	439
Other	2	3
	3,033	3,034
Less current portion	260	8
	$2,773	$3,026

The senior notes in the table above are publically registered by the Company with no guarantees attached.

On June 27, 2011, the Company commenced tender offers (the “tender offers”) to purchase for cash up to a total of $500 million aggregate principal amount of its outstanding 5.375% notes due 2014 (the “2014 Notes”) and 5.750% notes due 2015 (the “2015 Notes” and together with the 2014 Notes, the “Outstanding Notes”), of which $650 million and $750 million, respectively, were then outstanding.

On July 15, 2011, the Company purchased a total of $600 million of the Outstanding Notes, $330 million of its 2014 Notes and $270 million of its 2015 Notes. The Company acquired the notes at fair value plus a tender premium, which exceeded its carrying value.

The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to fund the amounts associated with the tendered bonds.

During the third quarter of 2010, the Company repaid its 5.15% fixed rate $550 million senior notes that matured.

On October 23, 2009, the Company and certain of its foreign subsidiaries entered into a $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced a $1.2 billion facility. The interest rate on this facility varies based upon the Company’s credit ratings and the Company’s credit default swap levels subject to floors and caps. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2011.

Derivative Financial Instruments

In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of its 5.375% senior notes due in 2014.

Under the terms of the swaps, the counterparties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps will match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or loss on the hedged item (fixed rate debt) and the offsetting gain or loss on the interest rate swaps as of June 30, 2011 is as follows:

Income statement classification (In millions of dollars)	Gain on Swaps	Loss on Notes		Net Income Effect
	$4.7		$(4.7)	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented.

13.    Restructuring Costs

The Company recorded total restructuring costs of $5 million in the first six months of 2011, primarily related to severance.

Details of the activity from January 1, 2010 through June 30, 2011 regarding restructuring activities which includes liabilities from actions prior to 2011 are as follows:

(In millions of dollars)	Liability at 1/1/10	Amounts Accrued	Cash Paid	Liability at 12/31/10	Amounts Accrued	Cash Paid	Other (a)	Liability at 6/30/11
Severance	$ 77	$ 79	$(116)	$ 40	$ 5	$(29)	$ 1	$ 17
Future rent under non-cancelable leases and other costs	182	62	(73)	171	—	(24)	5	152
Total	$259	$141	$(189)	$211	$ 5	$(53)	$ 6	$169

(a)	Primarily foreign exchange

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

	June 30, 2011		December 31, 2010
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,659	$1,659	$1,894	$1,894
Long-term investments	$ 58	$ 58	$ 68	$ 64
Short-term debt	$ 260	$ 267	$ 8	$ 8
Long-term debt	$2,773	$3,020	$3,026	$3,234

Cash and Cash Equivalents: The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.

Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices, certain investments carried at cost and unrealized gains related to available for sale investments held in a fiduciary capacity as discussed below.

The Company has long-term investments of $35 million and $39 million at June 30, 2011 and December 31, 2010, carried on the cost basis for which there are no readily available market prices. These investments are included in Other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

The Company had available for sale securities with an aggregate fair value of $20 million and $23 million at June 30, 2011 and December 31, 2010, respectively, which are carried at market value under ASC Topic No. 320. The Company had gross unrealized gains (pre-tax) on these securities of $7 million and $8 million included in accumulated other comprehensive income at June 30, 2011 and December 31, 2010, respectively. The Company recorded the following change in unrealized gains and losses for the three and six-month periods ended June 30, 2011 and 2010.

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized gains (pre-tax)	$ —	$ 1	$ —	$ 1
Unrealized losses (pre-tax)	$ —	$ —	$(1)	$ —

A portion of the Company’s fiduciary funds described in Note 3 are invested in high quality debt securities and are classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets were $3 million and $7 million at June 30, 2011 and December 31, 2010, respectively. In each of the six months ended June 30, 2011 and 2010, the Company recorded gross unrealized losses (pre-tax) of $4 million and $6 million related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of equity.

Proceeds from the sale of available for sale investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2011	2010	2011	2010
Proceeds from the sale of available for sale securities	$ 2	$ —	$ 3	$14

The cost of equity securities sold is determined using the average cost method.

The Company also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. The Company recorded the following gains (losses) related to these investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2011	2010	2011	2010
Equity method gains (losses)	$ (4)	$ 18	$ 14	$ 17
Gains (losses) on cost method investments	(3)	—	(2)	1
Gains (losses) from equity and cost method investments	(7)	18	12	18
Realized gains on available for sale securities	1	—	1	8
Investment income (loss)	$ (6)	$ 18	$ 13	$ 26

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

15.    Common Stock

During the second quarter of 2011, the Company repurchased approximately 7.8 million shares of its common stock for a total consideration of approximately $235 million at an average price per share of $30.10. The repurchased shares were reflected as an increase in treasury shares (a decrease in shares outstanding). The Company did not purchase any shares of its common stock in the first three months of 2011. The Company remains authorized to repurchase additional shares of its common stock up to a value of $179 million. There is no time limit on this authorization.

In December 2010, the Company repurchased approximately 3.4 million shares of its common stock for total consideration of $85.5 million at an average price per share of $25.40. This share repurchase was effected under a $500 million share repurchase authorization granted by the Company’s Board of Directors in September 2010.

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

Other Contingencies—Guarantees

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2011, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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

Selected information about the Company’s operating segments for the three and six-month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2011 –
Risk and Insurance Services	$1,620	(a)	$ 356	$3,254	(c)	$ 739
Consulting	1,319	(b)	152	2,580	(d)	280
Total Operating Segments	2,939		508	5,834		1,019
Corporate / Eliminations	(11)		(43)	(22)		(82)
Total Consolidated	$2,928		$ 465	$5,812		$ 937
2010 –
Risk and Insurance Services	$1,459	(a)	$ 258	$2,951	(c)	$ 605
Consulting	1,168	(b)	(275)	2,323	(d)	(159)
Total Operating Segments	2,627		(17)	5,274		446
Corporate / Eliminations	(21)		(33)	(33)		(71)
Total Consolidated	$2,606		$ (50)	$5,241		$ 375

(a)

Includes inter-segment revenue of $1 million in both 2011 and 2010, respectively, interest income on fiduciary funds of $10 million and $11 million in 2011 and 2010, respectively, and equity method income of $7 million in both 2011 and 2010.

(b)	Includes inter-segment revenue of $10 million and $20 million in 2011 and 2010, respectively, and interest income on fiduciary funds of $1 million in both 2011 and 2010.

(c)

Includes inter-segment revenue of $2 in both 2011 and 2010, respectively, interest income on fiduciary funds of $22 million in both 2011 and 2010, respectively, and equity method income of $9 million and $8 million in 2011 and 2010, respectively.

(d)	Includes inter-segment revenue of $20 million and $31 million in 2011 and 2010, respectively, and interest income on fiduciary funds of $2 million in both 2011 and 2010.

Details of operating segment revenue for the three and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2011	2010	2011	2010
Risk and Insurance Services
Marsh	$1,362	$1,214	$2,654	$2,389
Guy Carpenter	258	245	600	562
Total Risk and Insurance Services	1,620	1,459	3,254	2,951
Consulting
Mercer	945	838	1,867	1,687
Oliver Wyman Group	374	330	713	636
Total Consulting	1,319	1,168	2,580	2,323
Total Operating Segments	2,939	2,627	5,834	5,274
Corporate/ Eliminations	(11)	(21)	(22)	(33)
Total	$2,928	$2,606	$5,812	$5,241

18.    New Accounting Pronouncements

In June 2011, the FASB issued guidance related to the presentation of Comprehensive Income. The new guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011 and must be applied retrospectively. Other than enhanced disclosure, adoption of this guidance will not have a material affect on the Company’s financial statements.

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

Also, effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result, the guidance discussed in the preceding paragraph did not apply to certain investment management trusts managed by Mercer. Mercer manages approximately $18 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.

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

Operating results for Kroll and KLS and the net after-tax loss on the disposal of KLS is included in discontinued operations in the first six months of 2010.

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

In the first quarter of 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In June 2011, Mercer acquired

Evaluation Associates, an investment consulting firm.

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

Consolidated Results of Operations

	Second Quarter		Six Months
(In millions, except per share figures)	2011	2010	2011	2010
Revenue	$2,928	$2,606	$5,812	$5,241
Expense:
Compensation and Benefits	1,728	1,614	3,449	3,189
Other Operating Expenses	735	1,042	1,426	1,677
Operating Expenses	2,463	2,656	4,875	4,866
Operating Income (Loss)	465	(50)	937	375
Income (Loss) from Continuing Operations	286	(29)	605	245
Discontinued Operations, net of tax	3	271	15	249
Net Income Before Non-Controlling Interest	289	242	620	494
Net Income Attributable to the Company	$282	$236	$607	$484
Income (Loss) From Continuing Operations Per Share:
Basic	$0.51	$(0.06)	$1.08	$0.43
Diluted	$0.50	$(0.06)	$1.06	$0.43
Net Income Per Share Attributable to the Company:
Basic	$0.51	$0.43	$1.10	$0.89
Diluted	$0.50	$0.43	$1.09	$0.88
Average Number of Shares Outstanding:
Basic	547	541	545	537
Diluted	555	545	554	541
Shares Outstanding at June 30,	541	542	541	542

The Company reported consolidated operating income of $465 million in the second quarter of 2011 compared with a consolidated operating loss of $50 million in the prior year. The second quarter 2010 results include a net charge of $400 million in the Consulting segment due to the resolution of litigation brought by the Alaska Retirement Management Board (“ARMB”) against Mercer. Excluding this charge, operating income in the second quarter of 2010 would have been $350 million, and when compared with 2011 results, would reflect increases of $98 million in Risk and Insurance Services and $27 million in Consulting.

The Company reported consolidated operating income of $937 million for the first six months of 2011 compared with $375 million in the prior year. Excluding the settlement charges as discussed above, operating income in the first six months of 2010 would have been $775 million compared with $937 million in 2011 reflecting increases of $134 million in Risk & Insurance Services and $39 million in Consulting.

Consolidated Revenue and Expense

The Company conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue, presented below measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment is as follows:

(In millions of dollars)	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010

Risk and Insurance Services
Marsh	$1,353	$1,205	12%	5%	3%	5%
Guy Carpenter	257	243	6%	2%	(1)%	5%
Subtotal	1,610	1,448	11%	4%	2%	5%
Fiduciary Interest Income	10	11
Total Risk and Insurance Services	1,620	1,459	11%	4%	2%	5%
Consulting
Mercer	945	838	13%	6%	2%	4%
Oliver Wyman Group	374	330	14%	6%	—	8%
Total Consulting	1,319	1,168	13%	6%	2%	5%
Corporate/Eliminations	(11)	(21)
Total Revenue	$2,928	$2,606	12%	5%	2%	5%

*	Components of revenue change may not add due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

(In millions of dollars)	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010

Marsh:
EMEA	$ 445	$397	12%	8%	—	4%
Asia Pacific	169	139	21%	13%	3%	6%
Latin America	83	66	25%	7%	—	18%
Total International	697	602	16%	9%	1%	6%
U.S. / Canada	656	603	9%	1%	5%	3%
Total Marsh	$1,353	$1,205	12%	5%	3%	5%
Mercer:
Retirement	$ 271	$259	5%	6%	—	(1)%
Health and Benefits	241	227	6%	4%	(3)%	5%
Rewards, Talent & Communications	127	102	26%	6%	10%	10%
Total Mercer Consulting	639	588	9%	5%	—	3%
Outsourcing	188	161	16%	9%	5%	2%
Investment Consulting & Management	118	89	32%	11%	8%	13%
Total Mercer	$ 945	$838	13%	6%	2%	4%

*	Components of revenue change may not add due to rounding.

(In millions of dollars)	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010

Risk and Insurance Services
Marsh	$2,635	$2,371	11%	2%	5%	4%
Guy Carpenter	597	558	7%	1%	—	6%
Subtotal	3,232	2,929	10%	2%	4%	5%
Fiduciary Interest Income	22	22
Total Risk and Insurance Services	3,254	2,951	10%	2%	4%	5%
Consulting
Mercer	1,867	1,687	11%	4%	2%	4%
Oliver Wyman Group	713	636	12%	4%	—	9%
Total Consulting	2,580	2,323	11%	4%	2%	6%
Corporate/Eliminations	(22)	(33)
Total Revenue	$5,812	$5,241	11%	3%	3%	5%

*	Components of revenue change may not add due to rounding.

(In millions of dollars)	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010

Marsh:
EMEA	$ 996	$ 924	8%	2%	3%	3%
Asia Pacific	294	238	24%	10%	6%	7%
Latin America	144	118	21%	2%	—	19%
Total International	1,434	1,280	12%	4%	3%	5%
U.S. / Canada	1,201	1,091	10%	1%	6%	3%
Total Marsh	$2,635	$2,371	11%	2%	5%	4%
Mercer:
Retirement	$ 552	$ 539	2%	4%	—	(1)%
Health and Benefits	478	452	6%	2%	(3)%	7%
Rewards, Talent & Communications	244	195	26%	4%	10%	12%
Total Mercer Consulting	1,274	1,186	7%	3%	—	4%
Outsourcing	364	323	12%	6%	5%	1%
Investment Consulting & Management	229	178	29%	8%	8%	13%
Total Mercer	$1,867	$1,687	11%	4%	2%	4%

*	Components of revenue change may not add due to rounding.

Revenue

Consolidated revenue for the second quarter of 2011 was $2.9 billion, an increase of 12% compared with the same period in the prior year. On an underlying basis revenue increased 5%.

Revenue in the Risk and Insurance Services segment for the second quarter of 2011 increased 11% to $1.6 billion, from the same period in 2010, or 5% on an underlying basis. Within the Risk and Insurance Services segment, revenue for both Marsh and Guy Carpenter increased 5% on an underlying basis. Marsh experienced revenue growth in all geographic operations, with particularly strong growth in Latin America. Revenue growth at Guy Carpenter was driven by global specialties and continental Europe. Consulting revenue increased 13% to $1.3 billion, resulting from increases of 13% in Mercer and 14% in Oliver Wyman. On an underlying basis, Consulting revenue increased 5% reflecting increases of 4% in Mercer and 8% in Oliver Wyman.

For the first six months of 2011, Risk & Insurance Services revenue increased 10% from the same period in 2010, 5% on an underlying basis. Consulting revenue increased 11%, resulting from an 11% increase at Mercer and a 12% increase at Oliver Wyman. On an underlying basis, consulting revenue increased 6%, resulting from a 4% increase at Mercer and a 9% increase at Oliver Wyman.

Operating Expense

Consolidated operating expense in the second quarter of 2011 decreased 7% from the same period in 2010. Expenses in 2010 included the net charge of $400 million related to the resolution of the ARMB litigation. Excluding this charge, expenses would have increased 9%. This reflects a 2% increase in underlying expenses, a 5% increase due to the impact of foreign exchange, and a 2% increase due to the impact of acquisitions. The increase in underlying expenses primarily reflects higher compensation and benefits costs, including increased pension costs, higher consulting costs, asset-based fees and expenses reimbursable from clients.

For the six months ended June 30, 2011, operating expenses were flat compared to the same period in 2010. Excluding the impact of the charge related to the litigation discussed above, expenses would have increased 9%, reflecting a 3% increase due to the impact of foreign exchange, a 3% increase due to the impact of acquisitions and a 3% increase in underlying expenses.

Restructuring

In the first six months of 2011 the Company recorded total restructuring costs of $5 million primarily related to severance. In the first six months of 2010 the Company incurred restructuring costs of $57 million, primarily related to severance and benefits including approximately $25 million for cost reduction activities related to recent acquisitions.

Risk and Insurance Services

The results of operations for the Risk and Insurance Services segment are presented below:

	Second Quarter		Six Months
(In millions of dollars)	2011	2010	2011	2010
Revenue	$1,620	$1,459	$3,254	$2,951
Compensation and Benefits	863	834	1,727	1,615
Other Expenses	401	367	788	731
Expense	1,264	1,201	2,515	2,346
Operating Income	$356	$258	$739	$605
Operating Income Margin	22.0%	17.7%	22.7%	20.5%

Revenue

Revenue in the Risk and Insurance Services segment in the second quarter of 2011 increased 11% to $1.6 billion, or 5% on an underlying basis compared with the same period in 2010.

In Marsh, revenue in the second quarter of 2011 was $1.4 billion, an increase of 12% from the same quarter of the prior year resulting from an increase of 5% in both underlying revenue and the impact of foreign currency translation and 3% from acquisitions. The underlying revenue growth was across all major geographic markets with particularly strong growth in Latin America. Underlying revenue increased 3% in the U.S. / Canada, 18% in Latin America, 6% in Asia Pacific and 4% in EMEA. Marsh new business increased 8% with similar growth in both U.S./Canada and international.

In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest region of the U.S. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc.

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

Guy Carpenter’s revenue increased 6% to $257 million in the second quarter of 2011 compared with the same period in 2010, or 5% on an underlying basis, led by global specialties and continental Europe. The increase in underlying revenue reflects continued strong new business growth and high client retentions.

Revenue in the Risk & Insurance Services segment increased 10% for the first six months of 2011 compared with the same period of 2010, or 5% on an underlying basis.

Expense

Expenses in the Risk and Insurance Services segment increased 5% in the second quarter of 2011, compared with the same period in the prior year, reflecting a 5% increase related to the impact of foreign currency and a 2% increase from acquisitions, partially offset by a 2% decrease in underlying expenses. The decrease in underlying expenses is primarily due to lower restructuring costs in 2011 compared with 2010.

Expenses for the six-month period in 2011 increased 7% compared with prior year, reflecting an increase of 3% related to the impact of foreign currency and a 4% increase from acquisitions. Underlying expenses were flat compared to the six-month period in the prior year.

Consulting

The results of operations for the Consulting segment are presented below:

	Second Quarter		Six Months
(In millions of dollars)	2011	2010	2011	2010
Revenue	$1,319	$1,168	$2,580	$2,323
Compensation and Benefits	800	721	1,594	1,458
Other Expenses	367	722	706	1,024
Expense	1,167	1,443	2,300	2,482
Operating Income	$152	$(275)	$280	$(159)
Operating Income Margin	11.5%	N/A	10.9%	N/A

Revenue

Consulting revenue in the second quarter of 2011 increased 13% compared with the same period in 2010, or 5% on an underlying basis. Mercer’s revenue reached $945 million in the second quarter of 2011, an increase of 13%. On an underlying basis, Mercer’s revenue increased 4%. Within Mercer’s consulting lines, revenue increased 3% on an underlying basis compared with the second quarter of 2010, reflecting increases of 5% in health and benefits and 10% in rewards, talent and communications, partly offset by a decrease of 1% in retirement. Within retirement, strong revenue growth in most of Europe and Latin America was offset by declines in the U.S. and Ireland. Health and benefits continued its very strong performance, with growth in all regions of the world and particular strength in the U.S., Latin America, Canada and Asia Pacific. Rewards, talent & communications produced double digit revenue growth for the fourth consecutive quarter. Outsourcing revenue grew 16% or 2% on an underlying basis with solid growth in Australia partially offset by a decline in the U.S. Investment consulting & management revenue increased 32% or 13% on an underlying basis, continuing its trend of strong growth. Oliver Wyman’s revenue increased 14% to $374 million in the second quarter of 2011, or 8% on an underlying basis, driven by solid revenue growth in financial services and healthcare.

Consulting revenue in the first six months of 2011 increased 11% compared with the same period in 2010, or 6% on an underlying basis, with underlying growth of 4% at Mercer and 9% at Oliver Wyman.

Expense

Consulting expenses decreased 19% in the second quarter of 2011 compared with the same period in 2010. Excluding the impact of the $400 million charge in 2010 related to litigation, expenses would have increased 12%, reflecting a 6% increase from the impact of foreign exchange rates, a 2% increase from acquisitions and a 4% increase in underlying expenses. The increase in underlying expenses is primarily due to higher compensation and benefits costs, including higher pension costs, and higher asset-based fees.

For the six months ended June 30, 2011, expenses decreased 7%. Excluding the impact of the $400 million charge in 2010 related to litigation, expenses increased 11% reflecting a 4% increase from the impact of foreign exchange rates, a 2% increase from acquisitions and a 5% increase in underlying expenses.

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

The following results of Corporate and Other includes the Corporate Advisory and Restructuring operations:

	Second Quarter		Six Months
(In millions of dollars)	2011	2010	2011	2010
Corporate and Other:
Corporate Advisory and Restructuring Operating Income (Loss)	$2	$2	$5	$4
Corporate Expense	(45)	(35)	(87)	(75)
Total Corporate and Other	$(43)	$(33)	$(82)	$(71)

Corporate expenses in the second quarter of 2011 were $45 million compared with $35 million in the prior year. The increase is due to higher incentive compensation and pension costs primarily due to executive positions added in corporate, higher outside services costs related to corporate initiatives, such as branding and higher severance costs.

Corporate expenses for the six months of 2011 increased $12 million from 2010, primarily due to the increased expenses incurred in the second quarter.

The CARG amounts reflect payments received related to the CARG businesses divested in 2008.

Interest

Interest income earned on corporate funds amounted to $5 million in the second quarter of 2011 compared with $3 million in the second quarter of 2010. The increase in interest income is due to the combined effect of higher average invested funds in 2011 and slightly higher average interest rates compared with the prior year. Interest income increased $5 million for the six months ended June 30, 2011 compared with the prior year. Interest expense decreased $11 million and $20 million, respectively, in 2011 compared with the second quarter and six month periods of 2010, primarily due to the maturity of $550 million of senior notes in the third quarter of 2010, a lower net interest rate on the Company’s debt subject to interest rate swaps and lower interest expense attributable to deferred purchase consideration related to acquisitions.

Investment Income (Loss)

Net investment loss in the second quarter of 2011 was $6 million due to mark to market losses on private equity fund investments of $3 million and a $3 million impairment charge resulting from the other than temporary decrease in the value of a cost basis investment. This compares with investment income of $18 million in the second quarter of 2010, primarily consisting of mark to market gains on private equity investments.

For the first six months of 2011, investment income was $13 million compared with $26 million in the prior year, primarily due to the gain on the sale of equity securities in 2010.

Income Taxes

The Company’s effective tax rate in the second quarter of 2011 was 31.1%. The 29.8% effective tax rate for the first six months includes a tax benefit recorded in the first quarter from the effective settlement of the IRS audit for 2006 through 2008 tax years. Excluding this benefit, the effective tax rate for the first six months of 2011 was 31.4%.

The Company reported a net income tax benefit of $60 million in continuing operations in the second quarter of 2010 on a pretax loss of $89 million, an effective tax rate of 67.4%. The high tax benefit rate primarily reflects the combination of the tax benefit related to the Alaska settlement, determined at U.S. tax rates, with other pre-tax income that is subject to lower average effective tax rates applicable worldwide. Excluding the impact of the Alaska settlement, the effective tax rate for the quarter was 32.3%. The 14.9% effective tax rate for the first six months of 2010 also primarily reflects the benefit associated with the Alaska settlement. Excluding the effect of the settlement, the effective tax rate for the first six months of 2010 was 29.5%.

Impacts on effective tax rates of recent years’ accruals for severance, restructuring, and professional liability could not reasonably be estimated and therefore were reported in the interim periods in which they occurred. These factors resulted in highly variable effective tax rates that did not represent long term operating trends. Although we expect the effective tax rate to continue to be significantly variable, the degree of variation is expected to moderate with the anticipated decline in these items.

The effective tax rate is sensitive to the geographic mix and repatriation of the Company’s earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable outside the U.S. Over the past several years, the Company has experienced losses in its U.S. operations and has had significant earnings in its non-U.S. operations. In 2011 the forecasted pre-tax income in the U.K., Canada, Australia and Bermuda are expected to account for approximately 60% of the Company’s total non-U.S. pre-

tax income, with estimated effective rates in those countries of 29%, 30%, 31% and 0%, respectively. Consequently, continued improvement in the profitability of the Company’s U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama, if enacted, could have a significant adverse impact on the effective tax rate while a reduction in the tax rate in a significant foreign jurisdiction could have a positive impact.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company’s gross unrecognized tax benefits decreased from $199 million at December 31, 2010 to $152 million at June 30, 2011, primarily reflecting the effective settlement of issues on audit. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $20 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Dispositions

In the first quarter of 2010, Kroll completed the sale of KLS. On August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion.

Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statements of income. The three and six months ended June 30, 2010 also include the loss on the sale of KLS which includes the tax provision of $36 million. Discontinued operations for the six months ended June 30, 2011 primarily relates to an insurance recovery for legal fees incurred at Putnam prior to its sale and a tax recovery under the indemnity related to the Putnam sale.

The Company’s tax basis in its investment in the stock of Kroll at the time of sale exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not tax. Prior to the second quarter of 2010, a tax benefit was not recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in a tax benefit. Since Kroll met the criteria for classification as a discontinued operation in the second quarter of 2010, the Company determined that it had the ability to carry back the capital loss realized against prior realized capital gains. Therefore, a $265 million deferred tax benefit was recorded in discontinued operations in the second quarter of 2010 to establish a deferred tax asset.

Summarized Statements of Income data for discontinued operations is as follows:

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Kroll Operations
Revenue	$ —	$163	$ —	$325
Expense	—	146	—	293
Net operating income	—	17	—	32
Income tax	—	—	—	15
Income from Kroll operations, net of tax	—	17	—	17
Other discontinued operations, net of tax	—	—	—	—
Income (loss) from discontinued operations, net of tax	—	17	—	17
Disposals of discontinued operations	8	(8)	8	7
Income tax (credit) expense	5	(262)	(7)	(225)
Disposals of discontinued operations, net of tax	3	254	15	232
Discontinued operations, net of tax	$ 3	$271	$ 15	$249
Discontinued operations, net of tax per share
—Basic	$0.00	$0.49	$0.02	$0.46
—Diluted	$0.00	$0.49	$0.03	$0.45

Liquidity and Capital Resources

The Company is organized as a holding company, a legal entity separate and distinct from its operating subsidiaries. As a holding company without significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to meet its obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders and for corporate expenses. Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2010, the Company had approximately $1.2 billion of cash and cash equivalents in its foreign operations of which all but approximately $121 million is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The Company expects to continue its practice of repatriating foreign funds out of annual earnings. The analysis of the portion of 2011 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company’s cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.

Operating Cash Flows

The Company generated $330 million of cash from operations for the six months ended June 30, 2011, compared with $272 million provided by operations for the same period in 2010. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.

The Company received $322 million in cash refunds of U.S. federal income taxes during the quarter, comprising $212 million from carrying back the net capital loss incurred in 2010 from the sale of Kroll and various other assets, and $110 million from the cash settlement of the IRS audit for the periods 2006 through 2008. The audit settlement primarily reflected the allowance of carry back claims for net operating losses and excess foreign tax credits arising in 2008. The impact on the tax provision of these events was reflected in prior periods and did not impact income tax expense reported during the quarter.

Financing Cash Flows

Net cash used for financing activities was $471 million for the period ended June 30, 2011 compared with $265 million net cash used for the same period in 2010.

The Company paid dividends on its common shares of $235 million ($0.42 per share) during the first six months of 2011, as compared with $221 million ($0.40 per share) during the first six months of 2010.

On October 23, 2009, the Company and certain of its foreign subsidiaries entered into a $1.0 billion multi-currency three-year unsecured revolving credit facility, which replaced the $1.2 billion facility that was previously in place. The interest rate on this facility varies based upon the Company’s credit ratings and the Company’s credit default swap levels subject to floors and caps. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2011.

In the second quarter of 2011, the Company acquired the remaining minority interest of a previously majority-owned entity for total cash consideration of $8 million.

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

On June 27, 2011, the Company commenced tender offers (the “tender offers”) to purchase for cash up to a total of $500 million aggregate principal amount of its outstanding 5.375% notes due 2014 (the “2014 Notes”) and 5.750% notes due 2015 (the “2015 Notes” and together with the 2014 Notes, the “Outstanding Notes”), of which $650 million and $750 million, respectively, were then outstanding.

On July 15, 2011, the Company purchased a total of $600 million of the Outstanding Notes, $330 million of its 2014 Notes and $270 million of its 2015 Notes. The Company acquired the notes at fair value plus a tender premium, which exceeded its carrying value. A charge of approximately $73 million will be recorded in the Consolidated Statement of Income in the third quarter of 2011 related to the extinguishment of this debt.

The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to fund the amounts associated with the tendered bonds.

During 2011, the Company repurchased approximately 7.8 million shares of its common stock for a total consideration of approximately $235 million at an average price per share of $30.10. The Company remains authorized to repurchase additional shares of its common stock up to a value of $179 million. There is no time limit on this authorization.

Investing Cash Flows

Cash used for investing activities amounted to $221 million in the first six months of 2011, compared with $153 million used for the same period in 2010.

The Company made five acquisitions in the first six months of 2011. Cash used for these acquisitions, net of cash acquired, was approximately $98 million. In addition, in the second quarter of 2011, the Company paid $15 million of deferred purchase consideration related to acquisitions made in prior years. Cash paid for acquisitions, net of cash acquired, in the first six months of 2010 was $198 million, including $14 million of deferred purchase consideration related to acquisitions made in prior periods. Remaining deferred cash payments of $182 million for acquisitions completed in the first six months of 2011 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2011. Cash generated from the disposition of KLS was $110 million in the first quarter of 2010.

The Company’s additions to fixed assets and capitalized software, which amounted to $142 million in the first six months of 2011 compared with $143 million in the first six months of 2010, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.

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

Commitments and Obligations

The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2011 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$ 260	$260	$ —	$ —	$ —
Long-term debt	2,777	—	269	1,421	1,087
Interest on long-term debt	1,419	185	325	237	672
Net operating leases	2,413	350	572	429	1,062
Service agreements	371	108	109	70	84
Other long-term obligations	182	70	111	1	—
Total	$7,422	$973	$1,386	$2,158	$2,905

The above does not include unrecognized tax benefits of $152 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $20 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $899 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.

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

Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	June 30, 2011
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,659
Fiduciary cash and investments	$4,177

Based on the above balances, if short-term interest rates increased or decreased by 10%, or 14 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $3 million.

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

Foreign Currency Risk

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $65 million.

Equity Price Risk

The Company holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $20 million are classified as available for sale. Non-publicly traded investments of $35 million are accounted for using the cost method and $156 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Issuer Repurchases of Equity Securities

MMC repurchased 7.8 million shares in the second quarter of 2011. Pursuant to a September 2010 authorization by the Company’s Board of Directors to repurchase shares of its common stock up to a dollar value of $500 million, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $179 million. There is no time limit on this authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011	__	__	__	$414,497,001
May 1 – 31, 2011	2,816,881	$30.17	2,816,881	$329,509,948
June 1 – 30, 2011	5,002,660	$30.07	5,002,660	$179,099,861
Total Q2 2011	7,819,541	$30.10	7,819,541	$179,099,861

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Other Information.

None.

Item 5.	Exhibits.

See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date: August 5, 2011	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1	Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee

4.2	First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee

10.1	Form of 2011 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan

10.2	Form of Deferred Stock Unit Award, dated as of April 20, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase