Form 10-Q
period 2011-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2011-11-04
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
_____________________________________________
Marsh & McLennan Companies, Inc.

1166 Avenue of the Americas
New York, New York 10036
(212) 345-5000
_____________________________________________
Commission file number 1-5998
State of Incorporation: Delaware
I.R.S. Employer Identification No. 36-2668272
_____________________________________________
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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2011, there were outstanding 537,968,459 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management's current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; the expected impact of acquisitions and dispositions; pension obligations; market and industry conditions; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; dividend policy; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

▪	our exposure to potential liabilities arising from errors and omissions claims against us, particularly in our Marsh and Mercer businesses;

▪	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from the businesses we acquire;

▪	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

▪	the impact of any regional, national or global political, economic, regulatory or market conditions on our results of operations and financial condition;

▪	the impact on our net income caused by fluctuations in foreign currency exchange rates;

▪	the impact on our net income or cash flows and our effective tax rate in a particular period caused by settled tax audits and expired statutes of limitation;

▪	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

▪
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

▪	the impact of competition, including with respect to pricing;

▪	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

▪	our ability to successfully recover should we experience a disaster or other business continuity problem;

▪	changes in applicable tax or accounting requirements; and

▪
potential income statement effects from the application of FASB's ASC Topic No. 740 (“Income Taxes”) regarding accounting treatment of uncertain tax benefits and valuation allowances, including the effect of any subsequent adjustments to the estimates we use in applying this accounting standard.

The factors identified above are not exhaustive. Marsh & McLennan Companies and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, we caution readers not to place undue reliance on the above forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the “Risk Factors” section of our most recently filed Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2011	2010	2011	2010
Revenue	$2,806	$2,524	$8,618	$7,765
Expense:
Compensation and benefits	1,753	1,586	5,202	4,775
Other operating expenses	743	699	2,169	2,376
Operating expenses	2,496	2,285	7,371	7,151
Operating income	310	239	1,247	614
Interest income	9	6	21	13
Interest expense	(49)	(60)	(149)	(180)
Cost of extinguishment of debt	(72)	—	(72)	—
Investment income (loss)	—	(2)	13	24
Income before income taxes	198	183	1,060	471
Income tax expense	65	55	322	98
Income from continuing operations	133	128	738	373
Discontinued operations, net of tax	2	43	17	292
Net income before non-controlling interests	135	171	755	665
Less: Net income attributable to non-controlling interests	5	3	18	13
Net income attributable to the Company	$130	$168	$737	$652
Basic net income per share – Continuing operations	$0.24	$0.23	$1.32	$0.66
– Net income attributable to the Company	$0.24	$0.30	$1.35	$1.19
Diluted net income per share – Continuing operations	$0.23	$0.22	$1.30	$0.65
–Net income attributable to the Company	$0.24	$0.30	$1.33	$1.18
Average number of shares outstanding – Basic	540	543	543	539
– Diluted	549	548	552	543
Shares outstanding at September 30,	538	543	538	543
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions of dollars)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,714	$1,894
Receivables
Commissions and fees	2,682	2,544
Advanced premiums and claims	83	96
Income tax receivable	46	323
Other	226	186
	3,037	3,149
Less-allowance for doubtful accounts and cancellations	(112)	(114)
Net receivables	2,925	3,035
Other current assets	391	347
Total current assets	5,030	5,276
Goodwill and intangible assets	6,933	6,823
Fixed assets (net of accumulated depreciation and amortization of $1,483 at September 30, 2011 and $1,411 at December 31, 2010)	804	822
Pension related assets	477	265
Deferred tax assets	1,084	1,205
Other assets	793	919
	$15,121	$15,310

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions of dollars)	September 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$260	$8
Accounts payable and accrued liabilities	1,819	1,741
Accrued compensation and employee benefits	1,106	1,294
Accrued income taxes	80	62
Dividends payable	119	—
Total current liabilities	3,384	3,105
Fiduciary liabilities	4,118	3,824
Less – cash and investments held in a fiduciary capacity	(4,118)	(3,824)
	—	—
Long-term debt	2,670	3,026
Pension, postretirement and postemployment benefits	1,148	1,211
Liabilities for errors and omissions	446	430
Other liabilities	1,008	1,123
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2011 and December 31, 2010	561	561
Additional paid-in capital	1,123	1,185
Retained earnings	7,696	7,436
Accumulated other comprehensive loss	(2,333)	(2,300)
Non-controlling interests	58	47
	7,105	6,929
Less – treasury shares, at cost, 23,079,851 shares at September 30, 2011 and 20,132,120 shares at December 31, 2010	(640)	(514)
Total equity	6,465	6,415
	$15,121	$15,310
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions of dollars)	2011	2010
Operating cash flows:
Net income before non-controlling interests	$755	$665
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	200	222
Amortization of intangible assets	50	52
Charge for early extinguishment of debt	72	—
Provision for deferred income taxes	91	(40)
Gain on investments	(12)	(21)
Loss (gain) on disposition of assets	1	(23)
Stock option expense	16	14
Changes in assets and liabilities:
Net receivables	122	(248)
Other current assets	(83)	(16)
Other assets	(184)	(167)
Accounts payable and accrued liabilities	90	(33)
Accrued compensation and employee benefits	(188)	(269)
Accrued income taxes	12	(23)
Other liabilities	93	(117)
Effect of exchange rate changes	(40)	54
Net cash provided by operations	995	50
Financing cash flows:
Purchase of treasury shares	(361)	—
Proceeds from issuance of debt	496	—
Repayments of debt	(8)	(557)
Payments for early extinguishment of debt	(672)	—
Purchase of non-controlling interests	(21)	(15)
Shares withheld for taxes on vested units – treasury shares	(90)	(54)
Issuance of common stock	123	28
Dividends paid	(358)	(333)
Net cash used for financing activities	(891)	(931)
Investing cash flows:
Capital expenditures	(205)	(193)
Net sales of long-term investments	64	58
Proceeds from sales of fixed assets	4	3
Dispositions	1	1,194
Acquisitions	(134)	(248)
Other, net	(3)	3
Net cash provided by (used for) investing activities	(273)	817
Effect of exchange rate changes on cash and cash equivalents	(11)	(18)
Decrease in cash and cash equivalents	(180)	(82)
Cash and cash equivalents at beginning of period	1,894	1,777
Cash and cash equivalents at end of period	$1,714	$1,695
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share figures)	2011	2010
COMMON STOCK
Balance, beginning and end of year	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,185	$1,211
Change in accrued stock compensation costs	(50)	(25)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(10)	(12)
Purchase of subsidiary shares from non-controlling interests	(2)	—
Issuance of shares for acquisitions	—	(15)
Balance, end of period	$1,123	$1,159
RETAINED EARNINGS
Balance, beginning of year	$7,436	$7,033
Net income attributable to the Company (a)	737	652
Dividend equivalents paid	(11)	(12)
Dividends declared – (per share amounts: $0.86 in 2011 and $0.81 in 2010)	(466)	(437)
Balance, end of period	$7,696	$7,236
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(2,300)	$(2,171)
Foreign currency translation adjustments (b)	(113)	(44)
Unrealized investment holding losses, net of reclassification adjustments (c)	(5)	(11)
Net changes under benefit plans, net of tax (d)	85	88
Balance, end of period	$(2,333)	$(2,138)
TREASURY SHARES
Balance, beginning of year	$(514)	$(806)
Issuance of shares under stock compensation plans and employee stock purchase plans	235	160
Issuance of shares for acquisitions	—	198
Purchase of treasury shares	(361)	—
Balance, end of period	$(640)	$(448)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$47	$35
Net income attributable to non-controlling interests (e)	18	13
Other changes	(7)	(3)
Balance, end of period	$58	$45
TOTAL EQUITY	$6,465	$6,415
TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)	$722	$698
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
In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest region of the U.S. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. In July 2011, Marsh acquired Prescott Pailet Benefits, an employee benefits broker in the state of Texas.
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
The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. The Company conducts business in this segment through Mercer and Oliver Wyman Group. In the first quarter of 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In June 2011, Mercer acquired Evaluation Associates LLC, an investment consulting firm. In July 2011, Mercer acquired Mahoney Associates, a health and benefits advisory firm based in south Florida. In July 2010, Mercer acquired Innovative Process Administration (“IPA”), a provider of health and benefit recordkeeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.
On August 3, 2010, the Company completed the sale of Kroll, the Company’s former Risk Consulting & Technology segment, to Altegrity, Inc. (“Altegrity”) for cash consideration of $1.13 billion. In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). The gain on the sale of Kroll and related tax benefits and the after-tax loss on the sale of KLS, along with Kroll’s, and KLS’s 2010 comparative results of operations are included in discontinued operations in 2010.
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
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and nine-month periods ended September 30, 2011 and 2010.
Investment Income (Loss)
The caption “investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of the Company’s holdings in certain private equity funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. This line includes equity method gains/(losses) of $0 million and $(4) million for the three months ended September 30, 2011 and 2010, respectively, and $14 million and $13 million for the nine months ended September 30, 2011 and 2010, respectively.
The Company has an investment in Trident II limited partnership, a private equity investment fund. At September 30, 2011, the Company’s investment in Trident II was approximately $84 million, reflected in other assets in the consolidated balance sheet. The Company’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $67 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.
Income Taxes
The Company’s effective tax rate in the third quarter of 2011 was 32.8%. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, partially offset by a deferred tax charge from re-measuring deferred tax assets for legislation that reduced tax rates in the U.K. The 30.4% effective tax rate for the first nine months of 2011 primarily reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate.
The Company reported an effective tax rate of 30.0% in the third quarter of 2010. The 20.8% effective tax rate for the first nine months of 2010 primarily reflects the combination of the tax benefit related to the Alaska settlement, determined at U.S. tax rates, with other pretax income that is subject to lower average effective tax rates applicable worldwide. Excluding the impact of the Alaska settlement, the effective tax rate for the first nine months of 2010 was 29.6%.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company’s gross unrecognized tax benefits decreased from $199 million at December 31, 2010 to $154 million at September 30, 2011, primarily reflecting the effective settlement of issues on audit. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
Other Matters Impacting Results in Prior Periods
In June 2010, the Company settled a lawsuit brought by the Alaska Retirement Management Board (“ARMB”) against Mercer. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million was covered by insurance, and recognized a charge of $400 million in the second quarter of 2010.

3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $36 million and $33 million for the nine-month periods ended September 30, 2011 and 2010. The Consulting segment recorded fiduciary interest income of $3 million in each of the nine-month periods ended September 30, 2011 and 2010. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Fiduciary assets include approximately $102 million and $283 million of fixed income securities classified as available for sale at September 30, 2011 and December 31, 2010, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, mature or recognized as an other than temporary impairment. Unrealized gains, net of tax, were $1 million and $5 million at September 30, 2011 and December 31, 2010, respectively.
Net uncollected premiums and claims and the related payables amounted to $9.1 billion at both September 30, 2011 and December 31, 2010. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic EPS Calculation Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income from continuing operations	$133	$128	$738	$373
Less: Net income attributable to non-controlling interests	5	3	18	13
Net income from continuing operations attributable to the Company	128	125	720	360
Less: Portion attributable to participating securities	1	3	5	7
Net income attributable to common shares for basic earnings per share	$127	$122	$715	$353
Basic weighted average common shares outstanding	540	543	543	539

Basic EPS Calculation Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income attributable to the Company	$130	$168	$737	$652
Less: Portion attributable to participating securities	1	3	5	11
Net income attributable to common shares for basic earnings per share	$129	$165	$732	$641
Basic weighted average common shares outstanding	540	543	543	539

Diluted EPS Calculation Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income from continuing operations	$133	$128	$738	$373
Less: Net income attributable to non-controlling interests	5	3	18	13
Net income from continuing operations attributable to the Company	128	125	720	360
Less: Portion attributable to participating securities	1	3	5	7
Net income attributable to common shares for diluted earnings per share	$127	$122	$715	$353
Basic weighted average common shares outstanding	540	543	543	539
Dilutive effect of potentially issuable common shares	9	5	9	4
Diluted weighted average common shares outstanding	549	548	552	543
Average stock price used to calculate common stock equivalents	$28.87	$23.58	$29.27	$23.19

Diluted EPS Calculation Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2011	2010	2011	2010
Net income attributable to the Company	$130	$168	$737	$652
Less: Portion attributable to participating securities	1	3	5	11
Net income attributable to common shares for diluted earnings per share	$129	$165	$732	$641
Basic weighted average common shares outstanding	540	543	543	539
Dilutive effect of potentially issuable common shares	9	5	9	4
Diluted weighted average common shares outstanding	549	548	552	543
Average stock price used to calculate common stock equivalents	$28.87	$23.58	$29.27	$23.19
There were 40.5 million and 44.1 million stock options outstanding as of September 30, 2011 and 2010, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2011 and 2010.

(In millions of dollars)	2011	2010
Assets acquired, excluding cash	$148	$633
Liabilities assumed	(19)	(163)
Shares issued (7.6 million shares in 2010)	—	(183)
Contingent/deferred purchase consideration	(16)	(65)
Net cash outflow for current year acquisitions	113	222
Purchase of other intangibles	2	3
Contingent payments from prior years' acquisitions	3	2
Deferred purchase consideration from prior years' acquisitions	16	21
Net cash outflow for acquisitions	$134	$248

(In millions of dollars)	2011	2010
Interest paid	$163	$182
Income taxes (refunded)/paid	$(37)	$82
The Company had non-cash issuances of common stock under its share-based payment plan of $191 million and $173 million for the nine months ended September 30, 2011 and 2010, respectively. The Company recorded stock-based compensation expense related to equity awards of $124 million and $130 million for the nine month periods ended September 30, 2011 and 2010, respectively.
The consolidated statement of cash flows for the period ended September 30, 2010 includes the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories in 2010 is as follows:

For the Year Ended September 30,
(In millions of dollars)	2010
Net cash used for operations	$(22)
Net cash used for investing activities	$(14)
Effect of exchange rate changes on cash and cash equivalents	$(2)
The information above excludes the cash flow impacts of actual disposal transactions related to discontinued operations because the Company believes these transactions to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. In the first nine months of 2010, the Company’s cash flow reflects cash provided by investing activities of $1.13 billion from the disposal of Kroll and $110 million related to the disposition of KLS.

6.    Comprehensive Income
The components of comprehensive income for the nine-month periods ended September 30, 2011 and 2010 are as follows:

(In millions of dollars)	2011	2010
Foreign currency translation adjustments, net of income tax expense (credit) ($1 for 2011 and $(3) for 2010)	$(113)	$(44)
Unrealized investment holding losses, net of income tax credit ($1 for 2011 and $4 for 2010)	(5)	(11)
(Losses) gains related to pension/retiree plans, net of income tax expense ($39 for 2011 and $34 for 2010)	85	88
Other comprehensive (loss) income	(33)	33
Net income before non-controlling interests	755	665
Comprehensive income before non-controlling interests	722	698
Less: Comprehensive income attributable to non-controlling interests	(18)	(13)
Comprehensive income attributable to the Company	$704	$685

7.     Acquisitions
During the first nine months of 2011 the Company made four acquisitions in its Risk and Insurance Services segment and three in its Consulting segment. In January 2011, Marsh acquired RJF Agencies, Inc., an independent insurance broking firm in the Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. In July 2011, Marsh acquired Prescott Pailet Benefits, an employee benefits broker in the state of Texas. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.
In January 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In June 2011, Mercer acquired Evaluation Associates LLC, an investment consulting firm. In July 2011, Mercer acquired Mahoney Associates, a health and benefits advisory firm based in south Florida.
Total purchase consideration for the 2011 acquisitions was $132 million which consisted of cash paid of $116 million and estimated contingent consideration of $16 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $19 million of deferred purchase and contingent consideration related to acquisitions made in prior years. In addition, the Company paid $2 million to purchase other intangible assets during the first nine months of 2011.
In the second quarter of 2011, Marsh acquired the remaining minority interest of a previously majority owned entity for total purchase consideration of $8 million and accounted for this acquisition under the accounting guidance for consolidations and non-controlling interests. This guidance requires that changes in a parent’s ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is not permitted. Therefore, the Company recorded a decrease to additional paid-in capital in 2011 of $2 million related to this transaction.
In the first quarter of 2011, the Company paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (amounts in millions):

Cash	$116
Contingent consideration	16
Total Consideration	$132
Allocation of purchase price:
Cash and cash equivalents	$3
Accounts receivable, net	6
Property, plant, and equipment	2
Intangible assets	54
Goodwill	86
Total assets acquired	151
Current liabilities	12
Other liabilities	7
Total liabilities assumed	19
Net assets acquired	$132
Prior Year Acquisitions
During the first nine months of 2010, the Company made four acquisitions in its Risk and Insurance Services segment and two acquisitions in its Consulting segment.
In July 2010, Mercer acquired IPA, a provider of health and benefit record-keeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.
During the first three quarters of 2010, the Company made four acquisitions in its Risk and Insurance Services segment. In February 2010, Marsh acquired Haake Companies, Inc., an independent insurance broking firm in the Midwest. In March 2010, Marsh acquired Thomas Rutherfoord, Inc., an insurance broking firm in the Southeast and mid-Atlantic regions in the U.S. On April 30, 2010, Marsh acquired the Bostonian Group, one of the largest regional insurance borkerages in New England. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency. On April 1, 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd. This transaction deepens Marsh’s presence in the U.K., Hong Kong, Singapore, China and the Middle East. As part of the acquisition agreement, Marsh also entered into a strategic partnership with HSBC Bank that gives the Company preferred access to provide insurance broking and risk management services to HSBC and their corporate and private clients.
Total purchase consideration for the six acquisitions made during the first nine months of 2010 was $530 million which consisted of cash paid of $282 million, the issuance of 7.6 million shares with a fair value of $183 million, and estimated contingent consideration of $65 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
In 2010, the Company also paid $21 million of deferred purchase consideration and $2 million of contingent purchase consideration related to acquisitions made in prior years and $3 million to purchase other intangible assets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Revenue	$2,806	$2,568	$8,630	$7,985
Income from continuing operations	$133	$131	$741	$383
Net income attributable to the Company	$131	$171	$739	$661
Basic net income per share:
– Continuing operations	$0.24	$0.23	$1.32	$0.67
– Net income attributable to the Company	$0.24	$0.31	$1.35	$1.20
Diluted net income per share:
– Continuing operations	$0.23	$0.23	$1.30	$0.67
– Net income attributable to the Company	$0.24	$0.31	$1.33	$1.19
The Consolidated Statements of Income for the three and nine months ended September 30, 2011 include approximately $21 million of revenue and $2 million of net operating income and approximately $55 million of revenue and $8 million of net operating income, respectively, related to acquisitions made during 2011.

8.     Dispositions
In the first quarter of 2010, Kroll completed the sale of KLS and on August 3, 2010, the Company completed the sale of Kroll to Altegrity.
Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statements of income. The nine months ended September 30, 2010 also includes the gain on the sale of Kroll and related tax benefits and the loss on the sale of KLS, which includes the tax provision of $36 million on the sale. Discontinued operations for the nine months ended September 30, 2011 primarily relates to an insurance recovery for legal fees incurred at Putnam prior to its sale and a tax recovery under the indemnity related to the Putnam sale.
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
Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars except per share figures)	2011	2010	2011	2010
Kroll Operations
Revenue	$—	$56	$—	$381
Expense	—	52	—	345
Net operating income	—	4	—	36
Income tax	—	1	—	16
Income from Kroll operations, net of tax	—	3	—	20
Other discontinued operations, net of tax	—	(7)	—	(7)
Income (loss) from discontinued operations, net of tax	—	(4)	—	13
Disposals of discontinued operations	3	35	11	42
Income tax (credit) expense	1	(12)	(6)	(237)
Disposals of discontinued operations, net of tax	2	47	17	279
Discontinued operations, net of tax	$2	$43	$17	$292
Discontinued operations, net of tax per share
– Basic	$—	$0.07	$0.03	$0.53
– Diluted	$0.01	$0.08	$0.03	$0.53

9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. The Company adopted new accounting provisions in the third quarter of 2011. Under this guidance, a company may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considered numerous issues, which included the excess of fair value over carrying value in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair values of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year over year change in the Company's share price.
Based on its qualitative evaluation, the Company concluded that a two-step goodwill impairment test was not required.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2011	2010
Balance as of January 1, as reported(a)	$6,420	$5,990
Goodwill acquired	88	349
Other adjustments(b)	31	(53)
Balance at September 30,	$6,539	$6,286

(a)	Amounts in 2010 exclude goodwill and accumulated impairment losses related to Kroll, which were reclassified to discontinued operations.

(b)	Primarily foreign exchange.
Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.4 billion and Consulting, $2.1 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	September 30, 2011			December 31, 2010
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$642	$248	$394	$615	$212	$403
Aggregate amortization expense for the nine months ended September 30, 2011 and 2010 was $50 million and $36 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2011 (excludes amortization through Sept 30, 2011)	$17
2012	63
2013	56
2014	51
2015	43
Subsequent years	164
$394

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	09/30/11	12/31/10	09/30/11	12/31/10	09/30/11	12/31/10	09/30/11	12/31/10
Assets:
Financial instruments owned:
Exchange traded equity securities	$—	$1	$—	$—	$—	$—	$—	$1
Mutual funds(a)	127	137	—	—	—	—	127	137
Money market funds(b)	59	8	—	—	—	—	59	8
Interest rate swap derivatives(c)	—	—	7	—	—	—	7	—
Total assets measured at fair value	$186	$146	$7	$—	$—	$—	$193	$146
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$19	$68	$—	$—	$19	$68
Other sovereign government obligations and supranational agencies	—	—	80	185	—	—	80	185
Corporate and other debt	—	—	3	30	—	—	3	30
Money market funds	119	152	—	—	—	—	119	152
Total fiduciary assets measured at fair value	$119	$152	$102	$283	$—	$—	$221	$435
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$119	$106	$119	$106
Senior Notes due 2014(e)	$—	$—	$257	$—	$—	$—	$257	$—
Total liabilities measured at fair value	$—	$—	$257	$—	$119	$106	$376	$106

(a)	Included in other assets in the consolidated balance sheets.
(b)     Included in cash and cash equivalents in the consolidated balance sheets.
(c)    Included in other receivables in the consolidated balance sheets.
(d)    Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e)    Included in long term debt in the consolidated balance sheets.
During the nine month period ended September 30, 2011, there were no assets that transferred between Level 1 and Level 2.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the quarter ended September 30, 2011 that represent contingent consideration related to acquisitions:

	Fair Value, Beginning of Period	Additions	Payments	Revaluation Impact	Fair Value, End of Period
Contingent consideration	$106	16	(6)	3	$119
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis.
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
The target asset allocation for the U.S. Plan is 58% equities and 42% fixed income. At the end of the third quarter of 2011, the actual allocation for the U.S. Plan was 57% equities and 43% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 82% of non-U.S. Plan assets, is 58% equities and 42% fixed income. At the end of the third quarter of 2011, the actual allocation for the U.K. Plan was 49% equities and 51% fixed income.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plan	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$55	$49	$1	$—
Interest cost	153	145	2	4
Expected return on plan assets	(223)	(204)	—	—
Amortization of prior service credit	(5)	(5)	(3)	(3)
Recognized actuarial loss (credit)	54	36	(3)	—
Net periodic benefit cost (credit)	$34	$21	$(3)	$1

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$169	$147	$4	$3
Interest cost	458	431	9	11
Expected return on plan assets	(668)	(608)	—	—
Amortization of prior service credit	(14)	(15)	(10)	(10)
Recognized actuarial loss (credit)	162	108	(3)	—
Net periodic benefit cost	$107	$63	$—	$4

U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$20	$19	$—	$—
Interest cost	58	57	1	3
Expected return on plan assets	(79)	(74)	—	—
Amortization of prior service credit	(4)	(4)	(3)	(3)
Recognized actuarial loss (credit)	25	17	(3)	—
Net periodic benefit cost (credit)	$20	$15	$(5)	$—

U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$62	$57	$2	$2
Interest cost	173	170	6	8
Expected return on plan assets	(236)	(221)	—	—
Amortization of prior service credit	(12)	(13)	(10)	(10)
Recognized actuarial loss (credit)	75	53	(3)	—
Net periodic benefit cost (credit)	$62	$46	$(5)	$—

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$35	$30	$1	$—
Interest cost	95	88	1	1
Expected return on plan assets	(144)	(130)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	29	19	—	—
Net periodic benefit cost	$14	$6	$2	$1

Significant non-U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2011	2010	2011	2010
Service cost	$107	$90	$2	$1
Interest cost	285	261	3	3
Expected return on plan assets	(432)	(387)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Recognized actuarial loss	87	55	—	—
Net periodic benefit cost	$45	$17	$5	$4
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted average assumptions:
Expected return on plan assets	8.2%	8.1%	—%	—%
Discount rate	5.6%	6.0%	5.8%	6.3%
Rate of compensation increase	4.1%	4.2%	—%	—%
The Company made $247 million of contributions to its U.S. non-qualified and non-U.S. pension plans in the first nine months of 2011 and expects to contribute approximately $70 million to these plans during the remainder of 2011.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2011	December 31, 2010
Short-term:
Current portion of long-term debt	$260	$8
Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$251	$253
Senior notes – 4.850% due 2013	250	250
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	326	648
Senior notes – 5.75% due 2015	479	747
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	496	—
Mortgage – 5.70% due 2035	433	439
Other	1	3
	2,930	3,034
Less current portion	260	8
	$2,670	$3,026
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
On July 15, 2011, the Company purchased a total of $600 million of the Outstanding Notes comprised of $330 million of its 2014 Notes and $270 million of its 2015 Notes. The Company acquired the notes at market value plus a tender premium, which exceeded the notes' carrying value.
The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to fund the amounts associated with the tendered bonds.
During the third quarter of 2010, the Company repaid its 5.15% fixed rate $550 million senior notes that matured.
On October 13, 2011, the Company and certain of its foreign subsidiaries entered into a new $1.0 billion multi-currency five-year unsecured revolving credit facility, which replaced the $1.0 billion facility discussed below, which was in effect as of September 30, 2011. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly.
The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency three-year unsecured revolving credit facility. This facility was due to expire in October 2012. There were no borrowings outstanding under this facility at September 30, 2011.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or loss on the hedged item (fixed rate debt) and the offsetting gain or loss on the interest rate swaps as of September 30, 2011 are as follows:

Income statement classification (In millions of dollars)	Gain on Swaps	Loss on Notes	Net Income Effect
Other Operating Expenses	$7	$(7)	$—
The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented. The portion of the debt acquired under the tender offer discussed above was not part of the first $250 million outstanding and therefore, did not impact the hedged portion of this debt.

13.    Restructuring Costs
The Company recorded total restructuring costs of $16 million in the first nine months of 2011, majority of which related to severance.
Details of the activity from January 1, 2010 through September 30, 2011 regarding restructuring activities, which includes liabilities from actions prior to 2011, are as follows:

(In millions of dollars)	Liability at 1/1/10	Amounts Accrued	Cash Paid	Liability at 12/31/10	Amounts Accrued	Cash Paid	Other (a)	Liability at 9/30/11
Severance	$77	$79	$(116)	$40	$9	$(37)	$—	$12
Future rent under non-cancelable leases and other costs	182	62	(73)	171	7	(33)	2	147
Total	$259	$141	$(189)	$211	$16	$(70)	$2	$159

(a)	Primarily foreign exchange
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

	September 30, 2011		December 31, 2010
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,714	$1,714	$1,894	$1,894
Long-term investments	$56	$56	$68	$64
Short-term debt	$260	$263	$8	$8
Long-term debt	$2,670	$2,914	$3,026	$3,234
Cash and Cash Equivalents: The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.
Long-term Investments: Long-term investments include available for sale securities recorded at quoted market prices, certain investments carried at cost and unrealized gains related to available for sale investments held in a fiduciary capacity as discussed below.
The Company has long-term investments of $34 million and $39 million at September 30, 2011 and December 31, 2010, carried on the cost basis for which there are no readily available market prices. These investments are included in Other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
The Company had available for sale securities with an aggregate fair value of $20 million and $23 million at September 30, 2011 and December 31, 2010, respectively, which are carried at market value under ASC Topic No. 320. The Company had gross unrealized gains (pre-tax) on these securities of $7 million and $8 million included in accumulated other comprehensive income at September 30, 2011 and December 31, 2010, respectively. The Company recorded the following change in unrealized gains and losses for the three and nine-month periods ended September 30, 2011 and 2010.

(In millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized gains (pre-tax)	$—	$—	$—	$1
Unrealized losses (pre-tax)	$—	$—	$(1)	$—
A portion of the Company’s fiduciary funds described in Note 3 are invested in high quality debt securities and are classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets were $1 million and $7 million at September 30, 2011 and December 31, 2010, respectively. In the nine months ended September 30, 2011 and 2010, the Company recorded gross unrealized losses (pre-tax) of $5 million and $8 million, respectively, related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of equity.
Proceeds from the sale of available for sale investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2011	2010	2011	2010
Proceeds from the sale of available for sale securities	$—	$1	$3	$15
The cost of equity securities sold is determined using the average cost method.
The Company also holds investments in certain private equity fund partnerships which are accounted for using the equity method and other investments that are held at cost. The Company recorded the following gains (losses) related to these investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2011	2010	2011	2010
Equity method gains (losses)	$—	$(4)	$14	$13
Gains (losses) on cost method investments	—	1	(2)	2
Gains (losses) from equity and cost method investments	—	(3)	12	15
Realized gains on available for sale securities	—	1	1	9
Investment income (loss)	$—	$(2)	$13	$24
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

15.    Common Stock
During the third quarter of 2011, the Company repurchased approximately 4.4 million shares of its common stock for total consideration of approximately $126 million, at an average price per share of $28.28. For the nine months ending September 30, 2011, the Company has repurchased approximately 12.2 million shares for total consideration of $361 million at an average price per share of $29.44. The repurchased shares were reflected as an increase in treasury shares (a decrease in shares outstanding). During the third quarter of 2011, the Company received authorization to increase the share repurchase program to $1 billion from $500 million. The Company remains authorized to repurchase additional shares of its common stock up to a value of $553 million. There is no time limit on this authorization.

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
Other Contingencies—Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2011, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
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

17.    Segment Information
The Company is organized based on the types of services provided. Under this organizational structure, the Company’s business segments are:

▪	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

▪	Consulting, comprising Mercer and Oliver Wyman Group
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
Selected information about the Company’s operating segments for the three and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2011 –
Risk and Insurance Services	$1,475	(a)	$186	$4,729	(c)	$925
Consulting	1,339	(b)	161	3,919	(d)	441
Total Operating Segments	2,814		347	8,648		1,366
Corporate / Eliminations	(8)		(37)	(30)		(119)
Total Consolidated	$2,806		$310	$8,618		$1,247
2010 –
Risk and Insurance Services	$1,327	(a)	$142	$4,278	(c)	$747
Consulting	1,203	(b)	138	3,526	(d)	(21)
Total Operating Segments	2,530		280	7,804		726
Corporate / Eliminations	(6)		(41)	(39)		(112)
Total Consolidated	$2,524		$239	$7,765		$614

(a)
Includes inter-segment revenue of $2 million and $4 million in 2011 and 2010, respectively, interest income on fiduciary funds of $14 million and $11 million in 2011 and 2010, respectively, and equity method income of $1 million in both 2011 and 2010 .

(b)	Includes inter-segment revenue of $6 million and $2 million in 2011 and 2010, respectively, and interest income on fiduciary funds of $1 million in both 2011 and 2010.

(c)
Includes inter-segment revenue of $4 million and $6 million in 2011 and 2010, respectively, interest income on fiduciary funds of $36 million and $33 million in 2011 and 2010, respectively, and equity method income of $10 million and $9 million in 2011 and 2010, respectively.

(d)	Includes inter-segment revenue of $26 million and $33 million in 2011 and 2010, respectively, and interest income on fiduciary funds of $3 million in both 2011 and 2010.
Details of operating segment revenue for the three and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2011	2010	2011	2010
Risk and Insurance Services
Marsh	$1,221	$1,092	$3,875	$3,481
Guy Carpenter	254	235	854	797
Total Risk and Insurance Services	1,475	1,327	4,729	4,278
Consulting
Mercer	975	881	2,842	2,568
Oliver Wyman Group	364	322	1,077	958
Total Consulting	1,339	1,203	3,919	3,526
Total Operating Segments	2,814	2,530	8,648	7,804
Corporate/ Eliminations	(8)	(6)	(30)	(39)
Total	$2,806	$2,524	$8,618	$7,765

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
On October 21, the effective date for implementation of this guidance was deferred indefinitely by the FASB. Other than enhanced disclosure, adoption of this guidance will not have a material affect on the Company’s financial statements.
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
Also, effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result, the guidance discussed in the preceding paragraph did not apply to certain investment management trusts managed by Mercer. Mercer manages approximately $19 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
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
The gain on the sale of Kroll and the related tax benefits, and the after-tax loss on the sale of KLS, along with Kroll's and KLS's 2010 operating results are included in discontinued operations.
In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. In July 2011, Marsh acquired Prescott Pailet Benefits, an employee benefits broker based in Texas.
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
In the first quarter of 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In June 2011, Mercer acquired Evaluation Associates, an investment consulting firm. In July 2011, Mercer acquired Mahoney Associates, a health and benefits advisory firm based in South Florida.
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
Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2011	2010	2011	2010
Revenue	$2,806	$2,524	$8,618	$7,765
Expense:
Compensation and Benefits	1,753	1,586	5,202	4,775
Other Operating Expenses	743	699	2,169	2,376
Operating Expenses	2,496	2,285	7,371	7,151
Operating Income	310	239	1,247	614
Income from Continuing Operations	133	128	738	373
Discontinued Operations, net of tax	2	43	17	292
Net Income Before Non-Controlling Interest	135	171	755	665
Net Income Attributable to the Company	$130	$168	$737	$652
Income From Continuing Operations Per Share:
Basic	$0.24	$0.23	$1.32	$0.66
Diluted	$0.23	$0.22	$1.30	$0.65
Net Income Per Share Attributable to the Company:
Basic	$0.24	$0.30	$1.35	$1.19
Diluted	$0.24	$0.30	$1.33	$1.18
Average Number of Shares Outstanding:
Basic	540	543	543	539
Diluted	549	548	552	543
Shares Outstanding at September 30,	538	543	538	543
The Company's consolidated operating income increased 30% to $310 million in the third quarter of 2011 compared with consolidated operating income of $239 million in the prior year reflecting increases of $44 million in Risk and Insurance Services and $23 million in Consulting.
The Company reported consolidated operating income of $1.2 billion for the first nine months of 2011 compared with $614 million in the prior year. The 2010 results include a net charge of $400 million in the Consulting segment due to the resolution of litigation brought by the Alaska Retirement Management Board (“ARMB”) against Mercer. Excluding this charge, operating income would have increased 23% in the first nine months of 2011 compared to 2010, reflecting increases of $178 million in Risk & Insurance Services and $62 million in Consulting.
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

(In millions of dollars)	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010
Risk and Insurance Services
Marsh	$1,210	$1,083	12%	3%	3%	6%
Guy Carpenter	251	233	8%	2%	3%	3%
Subtotal	1,461	1,316	11%	3%	3%	5%
Fiduciary Interest Income	14	11
Total Risk and Insurance Services	1,475	1,327	11%	3%	3%	5%
Consulting
Mercer	975	881	11%	5%	2%	4%
Oliver Wyman Group	364	322	13%	4%	—	9%
Total Consulting	1,339	1,203	11%	4%	1%	6%
Corporate/Eliminations	(8)	(6)
Total Revenue	$2,806	$2,524	11%	4%	2%	5%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

(In millions of dollars)	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010
Marsh:
EMEA	$367	$332	11%	5%	—	6%
Asia Pacific	158	125	26%	11%	3%	13%
Latin America	84	73	16%	3%	—	13%
Total International	609	530	15%	6%	1%	8%
U.S. / Canada	601	553	9%	1%	5%	3%
Total Marsh	$1,210	$1,083	12%	3%	3%	6%
Mercer:
Retirement	$261	$256	2%	4%	—	(2)%
Health and Benefits	239	224	7%	3%	(3)%	7%
Rewards, Talent & Communications	173	142	21%	4%	4%	13%
Total Mercer Consulting	673	622	8%	4%	—	5%
Outsourcing	186	168	11%	6%	4%	1%
Investment Consulting & Management	116	91	28%	8%	11%	10%
Total Mercer	$975	$881	11%	5%	2%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

(In millions of dollars)	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010
Risk and Insurance Services
Marsh	$3,845	$3,454	11%	3%	4%	5%
Guy Carpenter	848	791	7%	1%	1%	5%
Subtotal	4,693	4,245	11%	2%	4%	5%
Fiduciary Interest Income	36	33
Total Risk and Insurance Services	4,729	4,278	11%	2%	3%	5%
Consulting
Mercer	2,842	2,568	11%	4%	2%	4%
Oliver Wyman Group	1,077	958	12%	4%	—	9%
Total Consulting	3,919	3,526	11%	4%	1%	6%
Corporate/Eliminations	(30)	(39)
Total Revenue	$8,618	$7,765	11%	3%	3%	5%

*	Components of revenue change may not add due to rounding.

(In millions of dollars)	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2011	2010
Marsh:
EMEA	$1,363	$1,256	9%	3%	2%	4%
Asia Pacific	452	363	24%	11%	5%	9%
Latin America	228	191	19%	2%	—%	17%
Total International	2,043	1,810	13%	4%	2%	6%
U.S. / Canada	1,802	1,644	10%	1%	6%	3%
Total Marsh	$3,845	$3,454	11%	3%	4%	5%
Mercer:
Retirement	$813	$795	2%	4%	—	(1)%
Health and Benefits	717	676	6%	2%	(3)%	7%
Rewards, Talent & Communications	417	337	24%	4%	7%	13%
Total Mercer Consulting	1,947	1,808	8%	3%	—	4%
Outsourcing	550	491	12%	6%	5%	1%
Investment Consulting & Management	345	269	29%	8%	9%	12%
Total Mercer	$2,842	$2,568	11%	4%	2%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the third quarter of 2011 was $2.8 billion, an increase of 11% compared with the same period in the prior year. On an underlying basis revenue increased 5%.
Revenue in the Risk and Insurance Services segment for the third quarter of 2011 increased 11% to $1.5 billion, from the same period in 2010, or 5% on an underlying basis. Within the Risk and Insurance Services segment, underlying revenue increased 6% for Marsh and 3% for Guy Carpenter. Marsh experienced revenue growth in all geographic operations, with particularly strong growth of 13% in Latin America and Asia Pacific. Revenue growth at Guy Carpenter was driven by its international operations. Consulting revenue increased 11% to $1.3 billion, resulting from increases of 11% in Mercer and 13% in Oliver Wyman. On an underlying basis, Consulting revenue increased 6% reflecting increases of 4% in Mercer and 9% in Oliver Wyman.
For the first nine months of 2011, Risk & Insurance Services revenue increased 11% from the same period in 2010, and 5% on an underlying basis. Consulting revenue increased 11%, resulting from an 11% increase at Mercer and a 12% increase at Oliver Wyman. On an underlying basis, Consulting revenue increased 6%, resulting from a 4% increase at Mercer and a 9% increase at Oliver Wyman.
Operating Expense
Consolidated operating expense in the third quarter of 2011 increased 9% from the same period in 2010. This reflects an increase slightly under 4% in underlying expenses, a 4% increase due to the impact of foreign exchange, and a 2% increase due to the impact of acquisitions. The increase in underlying expenses primarily reflects higher compensation and benefits costs, including increased pension costs, higher consulting costs, asset-based fees and expenses reimbursable from clients, partly offset by lower restructuring costs.
For the nine months ended September 30, 2011, operating expenses increased 3% from the same period in 2010. Expenses in 2010 included the net charge of $400 million related to the resolution of the ARMB litigation. Excluding the impact of this charge, expenses would have increased 9%, reflecting a 4% increase due to the impact of foreign exchange, a 2% increase due to the impact of acquisitions and a 3% increase in underlying expenses.
Restructuring
In the first nine months of 2011 the Company recorded total restructuring costs of $16 million, primarily related to severance and benefits, including approximately $5 million for cost reduction activities related to acquisitions. In the first nine months of 2010 the Company incurred restructuring costs of $87 million, primarily related to severance and benefits including approximately $34 million for cost reduction activities related to acquisitions.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2011	2010	2011	2010
Revenue	$1,475	$1,327	$4,729	$4,278
Compensation and Benefits	878	799	2,605	2,414
Other Expenses	411	386	1,199	1,117
Expense	1,289	1,185	3,804	3,531
Operating Income	$186	$142	$925	$747
Operating Income Margin	12.6%	10.7%	19.6%	17.5%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2011 increased 11% to $1.5 billion, or 5% on an underlying basis compared with the same period in 2010.
In Marsh, revenue in the third quarter of 2011 was $1.2 billion, an increase of 12% from the same quarter of the prior year resulting from an increase of 6% in underlying revenue, 3% from the impact of foreign currency translation and 3% from acquisitions. The underlying revenue growth was across all major geographic markets with particularly strong growth in Latin America and Asia Pacific. Underlying revenue increased 3% in the U.S. / Canada, 13% in Latin America and Asia Pacific and 6% in EMEA. Marsh's new business increased 4%.
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
Guy Carpenter's revenue increased 8% to $251 million in the third quarter of 2011 compared with the same period in 2010, or 3% on an underlying basis, led by its international operations. The increase in underlying revenue reflects continued strong new business development and high client retentions.
Revenue in the Risk & Insurance Services segment increased 11% for the first nine months of 2011 compared with the same period of 2010, or 5% on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 9% in the third quarter of 2011, compared with the same period in the prior year, reflecting a 4% increase related to the impact of foreign currency, a 2% increase from acquisitions and a 3% increase in underlying expenses. The increase in underlying expenses is primarily due to higher base salaries and incentive compensation costs, non-restructuring related severance costs and facilities and equipment costs, partly offset by lower restructuring and related costs.
Expenses for the nine-month period in 2011 increased 8% compared with prior year, reflecting an increase of 3% related to the impact of foreign currency, 4% increase from acquisitions and a 1% increase in underlying expenses.
Consulting
The results of operations for the Consulting segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2011	2010	2011	2010
Revenue	$1,339	$1,203	$3,919	$3,526
Compensation and Benefits	813	732	2,407	2,190
Other Expenses	365	333	1,071	1,357
Expense	1,178	1,065	3,478	3,547
Operating Income	$161	$138	$441	$(21)
Operating Income Margin	12.0%	11.5%	11.3%	N/A
Revenue
Consulting revenue in the third quarter of 2011 increased 11% compared with the same period in 2010, or 6% on an underlying basis. Mercer's revenue was $975 million in the third quarter of 2011, an increase of 11%. On an underlying basis, Mercer's revenue increased 4%. Within Mercer's consulting lines, revenue increased 5% on an underlying basis compared with the third quarter of 2010, reflecting increases of 7% in health and benefits and 13% in rewards, talent and communications, partly offset by a decrease of 2% in retirement. Within retirement, revenue growth in the U.K. was offset by declines in the other geographies. Health and benefits continued its growth driven by the U.S. and Canada. Rewards, talent & communications produced double digit revenue growth for the fifth consecutive quarter. Outsourcing revenue grew 11% or 1% on an underlying basis, with growth in Asia Pacific partially offset by a decline in the U.S. Investment consulting & management revenue increased 28% or 10% on an underlying basis, reflecting continuing growth, particularly in the U.S. and EMEA. Oliver Wyman's revenue increased 13% to $364 million in the third quarter of 2011, or 9% on an underlying basis, driven by growth in its financial services, health-care, consumer, and manufacturing & transportation industry sectors.
Consulting revenue in the first nine months of 2011 increased 11% compared with the same period in 2010, or 6% on an underlying basis, with underlying growth of 4% at Mercer and 9% at Oliver Wyman.
Expense
Consulting expenses increased 11% in the third quarter of 2011 compared with the same period in 2010, reflecting a 4% increase from the impact of foreign exchange rates, a 1% increase from acquisitions and a 5% increase in underlying expenses. The increase in underlying expenses is primarily due to higher base-salaries and incentive compensation and benefits costs, including higher pension costs, and higher asset-based fees.
For the nine months ended September 30, 2011, expenses decreased 2%. Excluding the impact of the $400 million charge in 2010 related to litigation, expenses increased 11% from the 2010 period reflecting a 4% increase from the impact of foreign exchange rates, a 2% increase from acquisitions and a 5% increase in underlying expenses.
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
The following results of Corporate and Other includes the Corporate Advisory and Restructuring operations:

	Third Quarter		Nine Months
(In millions of dollars)	2011	2010	2011	2010
Corporate and Other:
Corporate Advisory and Restructuring Operating Income	$1	$3	$6	$7
Corporate Expense	(38)	(44)	(125)	(119)
Total Corporate and Other	$(37)	$(41)	$(119)	$(112)
Corporate expenses in the third quarter of 2011 were $38 million compared with $44 million in the prior year. The decrease is primarily due to lower consulting fees and restructuring costs.
Corporate expenses for the nine months of 2011 increased $6 million from 2010, primarily due to higher incentive compensation and pension costs primarily due to executive positions added in corporate and higher outside services costs related to corporate initiatives, such as branding, partly offset by lower restructuring costs.
The CARG amounts reflect payments received related to the CARG businesses divested in 2008.
Interest
Interest income earned on corporate funds amounted to $9 million in the third quarter of 2011 compared with $6 million in the third quarter of 2010. The increase in interest income is due to the combined effect of higher average invested funds in 2011 and slightly higher average interest rates compared with the prior year. Interest income increased $8 million for the nine months ended September 30, 2011 compared with the prior year. Interest expense decreased $11 million and $31 million, respectively, in 2011 compared with the third quarter and nine month periods of 2010. The decrease is due to the maturity of $550 million of senior notes in the third quarter of 2010, the early extinguishment of a portion of the Company's outstanding notes during the third quarter of 2011, a lower net interest rate on the Company's debt subject to interest rate swaps and lower interest expense attributable to deferred purchase consideration related to acquisitions. These decreases are partly offset by interest on new senior notes issued during the third quarter of 2011.
Early Extinguishment of Debt
On July 15, 2011 the Company purchased a total of $600 million of the Outstanding Notes, $330 million of its 2014 Notes and $270 million of its 2015 Notes. The Company acquired the Notes at market value plus a tender premium, which exceeded its carrying value resulting in a charge of approximately $72 million in the third quarter of 2011.
Investment Income (Loss)
The Company recorded no net investment gains or losses in the third quarter of 2011. This compares with an investment loss of $2 million in the third quarter of 2010, primarily consisting of mark-to-market decreases on private equity investments.
For the first nine months of 2011, investment income was $13 million compared with $24 million in the prior year. This includes private equity gains recorded in both periods. The decrease in 2011 versus 2010 reflects the effects of recording an impairment loss in 2011 and a gain on the sale of equity securities in 2010.
Income Taxes
The Company's effective tax rate in the third quarter of 2011 was 32.8%. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, partially offset by a deferred tax charge from re-measuring deferred tax assets for legislation that reduced tax rates in the U.K. The 30.4% effective tax rate for the first nine months of 2011 primarily reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate.
The Company reported an effective tax rate of 30.0% in continuing operations in the third quarter of 2010. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate and the recognition of uncertain tax benefits as a result of expiring statutes of limitations. This was partially offset by a deferred tax charge from re-measuring deferred tax assets for legislation that reduced tax rates in the U.K. The 20.8% effective tax rate for the first nine months of 2010 primarily reflects the benefit associated with the Alaska settlement recorded in the second quarter. This results from the deduction of the settlement from U.S. income, which has a relatively higher effective tax rate, combined with other pre-tax income that is subject to lower average effective tax rates applicable worldwide. Excluding the effect of the settlement, the effective tax rate for the first nine months was 29.6%.
Impacts on effective tax rates of recent years' accruals for severance, restructuring, and professional liability could not reasonably be estimated and therefore were reported in the interim periods in which they occurred. These factors resulted in highly variable effective tax rates that did not represent long term operating trends. Although we expect the effective tax rate to continue to be significantly variable, the degree of variation is expected to moderate with the anticipated decline in these items.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable outside the U.S. Over the past several years, the Company has experienced losses in its U.S. operations and has had significant earnings in its non-U.S. operations. In 2011 the forecasted pre-tax income in the U.K., Canada, Australia and Bermuda are expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 27%, 28%, 30% and 0%, respectively. The U.K. effective tax rate excludes the deferred tax charge related to the tax legislation mentioned above. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on the effective tax rate while a reduction in the tax rate in a significant foreign jurisdiction could have a positive impact.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $199 million at December 31, 2010 to $154 million at September 30, 2011, primarily reflecting the effective settlement of issues on audit. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
Dispositions
In the first quarter of 2010, Kroll completed the sale of KLS. On August 3, 2010, the Company completed the sale of Kroll to Altegrity for cash consideration of $1.13 billion. The gain on the sale of Kroll and related tax benefits and the after-tax loss on the sale of KLS, including a tax provision of $36 million, along with Kroll’s and KLS’s 2010 comparative results of operations are included in discontinued operations in 2010.
Discontinued operations for the nine months ended September 30, 2011 primarily relates to an insurance recovery for legal fees incurred at Putnam prior to its sale and a tax recovery under the indemnity related to the Putnam sale.
The Company's tax basis in its investment in the stock of Kroll at the time of sale exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not tax. Prior to the second quarter of 2010, a tax benefit was not recorded for this temporary difference because it was not apparent in the foreseeable future that it would reverse in a transaction that would result in a tax benefit. Since Kroll met the criteria for classification as a discontinued operation in the second quarter of 2010, the Company determined that it had the ability to carry back the capital loss realized against prior realized capital gains. Therefore, a $265 million deferred tax benefit was recorded in discontinued operations in the second quarter of 2010 to establish a deferred tax asset.
Summarized Statements of Income data for discontinued operations is as follows:

(In millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Kroll Operations
Revenue	$—	$56	$—	$381
Expense	—	52	—	345
Net operating income	—	4	—	36
Income tax	—	1	—	16
Income from Kroll operations, net of tax	—	3	—	20
Other discontinued operations, net of tax	—	(7)	—	(7)
Income (loss) from discontinued operations, net of tax	—	(4)	—	13
Disposals of discontinued operations	3	35	11	42
Income tax (credit) expense	1	(12)	(6)	(237)
Disposals of discontinued operations, net of tax	2	47	17	279
Discontinued operations, net of tax	$2	$43	$17	$292
Discontinued operations, net of tax per share
—Basic	$—	$0.07	$0.03	$0.53
—Diluted	$0.01	$0.08	$0.03	$0.53

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
Operating Cash Flows
The Company generated $995 million of cash from operations for the nine months ended September 30, 2011, compared with $50 million provided by operations for the same period in 2010. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.
The Company received $322 million in cash refunds of U.S. federal income taxes during the second quarter of 2011, comprising $212 million from carrying back the net capital loss incurred in 2010 from the sale of Kroll and various other assets, and $110 million from the cash settlement of the IRS audit for the periods 2006 through 2008. The audit settlement primarily reflected the allowance of carry back claims for net operating losses and excess foreign tax credits arising in 2008. The impact on the tax provision of these events was reflected in prior periods and did not impact income tax expense reported during the quarter ended September 30, 2011.
Financing Cash Flows
Net cash used for financing activities was $891 million for the period ended September 30, 2011 compared with $931 million net cash used for the same period in 2010.
The Company paid dividends on its common shares of $358 million ($0.64 per share) during the first nine months of 2011, as compared with $333 million ($0.60 per share) during the first nine months of 2010.
On October 13, 2011, the Company and certain of its foreign subsidiaries entered into a $1.0 billion multi-currency five-year unsecured revolving credit facility, which replaced the $1.0 billion facility that was previously in place. The interest rate on this facility is based on libor plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under the prior facility at September 30, 2011.
In the second quarter of 2011, the Company acquired the remaining minority interest of a previously majority-owned entity for total cash consideration of $8 million.
In the first quarter of 2011 and 2010, the Company paid deferred purchase consideration of $13 million and $15 million, respectively, related to the purchase in 2009 of the minority interest of a previously controlled entity.
The Company's senior debt is currently rated Baa2 by Moody's and BBB- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-3 by Standard & Poor's. The Company carries a stable outlook from Moody's and negative outlook from Standard & Poor's.
On July 15, 2011, the Company purchased a total of $600 million of the Outstanding Notes comprised of $330 million of its 2014 Notes and $270 million of its 2015 Notes. The Company acquired the notes at fair value plus a tender premium, which exceeded its carrying value. A charge of approximately $72 million was recorded in the Consolidated Statement of Income in the third quarter of 2011 related to the extinguishment of this debt.
The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to fund the amounts associated with the tendered bonds.
During 2011, the Company repurchased approximately 12.2 million shares of its common stock for a total consideration of approximately $361 million at an average price per share of $29.44. The Company remains authorized to repurchase additional shares of its common stock up to a value of $553 million. There is no time limit on this authorization.
Investing Cash Flows

Cash used for investing activities amounted to $273 million in the first nine months of 2011, compared with $817 million provided by investing activities during the same period in 2010.
The Company made seven acquisitions in the first nine months of 2011. Cash used for these acquisitions, net of cash acquired, was approximately $113 million. In addition, during the first nine months of 2011, the Company paid $19 million of deferred purchase and contingent consideration related to acquisitions made in prior years and $2 million for other intangible assets. Cash paid for acquisitions, net of cash acquired, in the first nine months of 2010 was $222 million. In addition, in the first nine months of 2010 the Company paid $21 million of deferred purchase consideration, $3 million for other intangible assets and $2 million of contingent purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of $184 million for acquisitions completed in the first nine months of 2011 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2011. Cash generated from the disposition of Kroll in August 2010 was $1.13 billion. Cash from the disposition of KLS was $110 million in the first quarter of 2010.
In August, Marsh signed an agreement to acquire the brokerage business of Alexander Forbes, which will significantly expand Marsh's presence in South Africa. The transaction is subject to regulatory and other approvals and is targeted for completion in the fourth quarter of 2011.
The Company's additions to fixed assets and capitalized software, which amounted to $205 million in the first nine months of 2011 compared with $193 million in the first nine months of 2010, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
In October 2011, the Company committed to invest $50 million in a new private equity fund that invests primarily in financial services companies managed by a company unrelated to Stone Point Capital. In addition, the Company has commitments for potential future investments of approximately $80 million in connection with its investments in Trident II and other funds managed by Stone Point Capital. The majority of the Company's investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments and follow-on investments. Any remaining capital calls for Trident II would relate to management fees or other partnership expenses, if necessary. Significant future capital calls related to Trident II are not expected. Although it is anticipated that Trident II will be harvesting its remaining portfolio, the timing of any portfolio company sales and capital distributions is unknown and not controlled by the Company.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2011 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$260	$260	$ —	$ —	$ —
Long-term debt	2,674	—	269	821	1,584
Interest on long-term debt	1,264	168	300	230	566
Net operating leases	2,321	341	549	420	1,011
Service agreements	339	98	96	69	76
Other long-term obligations	184	70	113	1	—
Total	$7,042	$937	$1,327	$1,541	$3,237
The above does not include unrecognized tax benefits of $154 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $10 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $871 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	September 30, 2011
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,714
Fiduciary cash and investments	$4,118
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 14 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $60 million.

Equity Price Risk
The Company holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital. Publicly traded investments of $20 million are classified as available for sale. Non-publicly traded investments of $34 million are accounted for using the cost method and $123 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Issuer Repurchases of Equity Securities

The Company repurchased 4.4 million shares in the third quarter of 2011. In August 2011, Board of Directors of the Company authorized the share repurchase of an additional $500 million. Combined with the September 2010 authorization by the Company's Board of Directors to repurchase shares of its common stock up to a dollar value of $500 million, the Company's authorizations now total $1 billion.
The Company remains authorized to repurchase additional shares of its common stock up to a dollar value of approximately $553 million. There is no time limit on these authorizations.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2011	__	__	__	$179,099,861
August 1 - 31, 2011	3,500,463	$28.15	3,500,463	$580,548,954
September 1 - 30, 2011	940,994	$28.76	940,994	$553,488,567
Total Q3 2011	4,441,457	$28.28	4,441,457	$553,488,567

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Other Information.
None.

Item 5.	Exhibits.
See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2011	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Executive Vice President & Chief Financial Officer

Date:	November 4, 2011	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Form of 2011 Long-term Incentive Award granted on June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase