Form 10-K
period 2011-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2012-02-28
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File No. 1-5998
_____________________________________________
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
Chicago Stock Exchange
London Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $16,855,445,252, computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2011.
As of February 17, 2012, there were outstanding 543,417,064 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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

i

ii

PART I
ITEM 1.      BUSINESS.
References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (the “Company”) and one or more of its subsidiaries, as the context requires.
GENERAL
The Company is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management and economic consultancy. With over 52,000 employees worldwide and annual revenue exceeding $11.5 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 100 countries.
The Company conducts business through two segments:

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

We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 54% of the Company’s total segment revenue in 2011 and employs approximately 27,600 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Marsh generated approximately 45% of the Company’s total segment revenue in 2011. Nearly 25,400 Marsh colleagues provide risk management, risk consulting, insurance broking, alternative risk financing, and insurance program management services to a wide range of businesses, government entities, professional service organizations and individuals around the world in more than 100 countries.
Marsh's clients vary by size, industry, geography and risk exposures. Marsh is organized to serve clients efficiently and effectively, delivering tailored solutions based on complexity of risk and geographic footprint, and matched to clients' buying styles.
Insurance Broking and Risk Consulting
In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients' risk management and insurance needs. Each client relationship is coordinated by a client executive or client manager who draws from the many industry and risk specialties within Marsh to assemble the resources needed to analyze, measure and assist a client in managing its various risks. Product and service offerings include program design and placement, post-placement program support and administration, claims support and advocacy, alternative risk strategies, and a wide array of risk analysis and risk management consulting services. Within Marsh, there are several significant specialties or businesses in addition to our brokerage operations that serve as an important part of the overall capabilities we offer clients. These include Multinational Client Service, Marsh Risk Consulting, Risk, Specialty and Industry Practices, Bowring Marsh, Consumer Operations, Market Consulting, Marsh & McLennan Agency, Captive Solutions, Schinnerer Group and Marsh Client Technologies.
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
Marsh Risk Consulting
Marsh Risk Consulting (MRC) is a global organization comprised of consulting specialists dedicated to providing clients with advice and solutions across a comprehensive range of insurable and non-insurable risk issues. MRC helps clients identify exposures, assess critical business functions and evaluate existing risk treatment practices and strategies. MRC provides client services in five main areas of exposure:

•
Marsh Business Analytics: Applies analytics to risk and business management to help foster a better understanding of issues, substantiate decision making, support the implementation of innovative solutions and strategies, and reduce costs.

•
Property Risk Consulting: Delivers a range of value-added property risk engineering and loss control identification, assessment, and mitigation consulting solutions spanning the lifecycle of a property and its operation, from planning, design, construction, maintenance, and renovation to disposal.

•
Financial Advisory, Claims, Litigation Support: Provides forensic accounting, casualty and liability claim consulting and management, claim accounting preparation, complex claim consulting, mass tort consulting, valuation, investigative services, construction delay and dispute consulting, and capital projects expertise and innovative solutions using proprietary processes and technology.

•
Workforce Strategies: Uses a Continuous Risk Improvement (CRI) process to create lasting improvement and support efforts to reduce workers' compensation loss costs; increase the quality, safety, and efficiency of operations; improve productivity and profitability; reinforce behaviors needed to support business objectives; and develop and implement sustainable safety and health management systems.

•
Strategic Risk Consulting: Supply and value chain, crisis management, and enterprise risk and resiliency services to help preserve, protect, and defend critical business assets, processes, and reputation; evaluate compliance with regulatory requirements; and meet stakeholder corporate governance expectations.

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

Risk & Specialty Practices	Industry Practices
•Aviation & Aerospace	•Agriculture
•Captive Solutions	•Automotive
•Casualty	•Chemicals
•Claims	•Communications, Media and Technology
•Energy	•Construction
•Environmental	•Education
•Financial and Professional (FINPRO)	•Financial Institutions
•Marsh Risk Consulting (MRC)	•Fisheries
•Marine	•Forestry & Integrated Wood Products
•Political Risk / Trade Credit	•Healthcare
•Private Equity and Mergers & Acquisitions (PEMA)	•Hospitality & Gaming
•Product Recall	•Infrastructure
•Property	•Life Sciences
•Surety	•Manufacturing
•Mining, Metals & Minerals
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
Consumer Operations—Affinity/Program & Private Client
In addition to its main risk management and broking practices described above, Marsh operates a “Consumer” business in each geographic region that focuses on either or both of affinity/program marketing and administration opportunities and high net worth individual insurance sales. The Affinity/Program businesses sell and administer insurance products and services on a program basis, typically working with a sponsoring organization client to leverage the affinity relationship that client has with its constituencies (e.g., employees, members, franchisees, or customers, as the case may be). These programs include a broad range of group life & health coverages and property & casualty coverages, with a concentration in professional liability insurance.
Marsh Consumer's sales and servicing activities regarding high net worth individuals are largely U.S.-focused and operate under the names “Private Client Services” (for property & casualty insurance products), and “Private Client Life Insurance Solutions” (for life & health insurance-focused activities). These businesses offer high-net-worth individuals, families and their advisors a single source solution to manage their complete spectrum of risk, uphold their current quality of life and protect and preserve their wealth, current income and legacy.

Market Consulting

Marsh provides market consulting and distribution services to insurers. Through Marsh's MarketConnect electronic platform, Marsh provides to insurers individualized preference setting and risk identification capabilities and detailed performance data and metrics. Market consulting teams review performance metrics and preferences with insurers and work with them to help improve their performance, enhance their efficiency in the placement process and make their offerings more competitive and appealing to clients and prospects.
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
Captive Solutions
Operating in 29 captive domiciles, along with consulting expertise residing in Marsh brokerage offices worldwide, the Captive Solutions Practice serves approximately 1,263 captive facilities, including single-parent captives, reinsurance pools, risk retention groups and others. The Practice includes the Captive Advisory group—a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions and Captive Management— an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services.
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

Marsh Client Technologies
Marsh Client Technologies is comprised of MarshConnect, Marsh's global client technology interface, and CS STARS, a leading provider of risk and claims management systems and related data services.
MarshConnect is a shared platform that delivers two sets of functions: Risk and Insurance Databases and Client Servicing Applications. Proprietary databases provide a broad range of risk and insurance market intelligence, research tools and interactive utilities. Additionally, MarshConnect offers real-time access to critical risk and insurance information relevant to a client's operations and risk profile. The platform enables teams to share information, collaborate and transact business online, increasing operational efficiency for Risk Management departments.
CS STARS serves the technology needs of risk management professionals, as well as insurance carriers and third-party administrators, through integrated software and services that support risk management, claims administration, compliance management, and data management.
GUY CARPENTER
Guy Carpenter generated approximately 9% of the Company’s total segment revenue in 2011. Approximately 2,200 Guy Carpenter professionals create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
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
In addition, Guy Carpenter provides its clients with numerous reinsurance-related services, such as actuarial, enterprise risk management, financial and regulatory consulting, portfolio analysis and advice on the efficient use of capital. Guy Carpenter's GC Analytics® unit serves as a local resource that helps clients better understand and quantify the uncertainties inherent in their businesses. Working in close partnership with Guy Carpenter account executives, GC Analytics specialists can help support clients' critical decisions in numerous areas, including reinsurance utilization, catastrophe exposure portfolio management, new product/market development, rating agency, regulatory and account impacts, loss reserve risk, capital adequacy and return on capital.
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees and commissions. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, the capacity in which the broker acts and negotiations with clients. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. Marsh is compensated for market consulting services and/or distribution services that it provides to insurers through enhanced commissions (at a fixed percentage of the premium placed with the insurer) and fixed fees. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”) of this report.
CONSULTING
The Company’s consulting segment generated approximately 46% of total segment revenue in 2011 and employs approximately 23,800 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
With nearly 20,300 professionals active in 41 countries, Mercer is a leading global provider of human resource consulting and related outsourcing and investment services. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 33% of the Company’s total segment revenue in 2011.
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
Talent, Rewards & Communications.  Mercer’s talent, rewards and communications businesses advise organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness.
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
Investments.  Mercer provides investment consulting services to the fiduciaries of pension funds, foundations, endowments and other investors in more than 35 countries. Mercer advises clients and provides outsourced decision-making services covering all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.
Mercer’s investment management business provides multi-manager investment solutions, primarily for retirement plan assets, to institutional investors (such as retirement plan sponsors and trustees), and to individual investors (primarily through the inclusion of funds managed by Mercer on affiliated and third party defined contribution and financial advice platforms). These solutions include “one-stop” investment advisory and asset management solutions for plan sponsors, bundled services for frozen defined benefit plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. The investment management business offers a diverse range of investment options to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies in four geographic regions (US, Canada, Europe and Australia/New Zealand). As of December 31, 2011, Mercer’s investment management business had assets under management of $53 billion worldwide.
OLIVER WYMAN GROUP
With approximately 3,500 professionals and offices in 25 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated approximately 13% of the Company’s total segment revenue in 2011.
Oliver Wyman is a leading global management consulting firm. Oliver Wyman’s consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management, organizational transformation, and leadership development. Industry groups include:

•	Automotive;

•	Aviation, Aerospace and Defense;

•	Communications, Media and Technology;

•	Energy;

•	Financial services, including corporate and institutional banking, insurance, wealth and asset management, public policy, and retail and business banking;

•	Industrial products and services;

•	Health and life sciences;

•	Retail and consumer products; and

•	Surface transportation.
Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:

•
Actuarial. Oliver Wyman offers actuarial consulting services to public and private enterprises, self-insured group organizations, insurance companies, government entities, insurance regulatory agencies and other organizations.

•
Business and Organization Transformation.  Oliver Wyman advises organizations undergoing or anticipating profound change or facing strategic discontinuities or risks by providing guidance on leading the institution, structuring its operations, improving its performance, and building its organizational capabilities.

•
CEO Effectiveness. Oliver Wyman serves as trusted advisors to CEOs around the world - helping them maximize their impact and succeed in their role as the leaders of large, complex enterprises.  Oliver Wyman works with CEOs to develop a compelling strategic direction, align the right players on strategy implementation, build strong senior teams, design appropriate governance structures, lead successful transitions at the top, and engage effectively with their boards.

•
Corporate Finance & Restructuring. Oliver Wyman provides an array of capabilities to support investment decision making by private equity funds, hedge funds, sovereign wealth funds, investment banks, commercial banks, arrangers, strategic investors, and insurers.

•
Risk Management. Oliver Wyman works with CFOs and other senior finance and risk management executives of corporations and financial institutions. Oliver Wyman provides a range of services that provide effective, customized solutions to the challenges presented by the evolving roles, needs and priorities of these individuals and organizations.

•
Leadership Development.  The Leadership Development business provides customized solutions for clients to develop leadership capability across all levels of their organization in order to accelerate the development of leadership as a source of strategic advantage. These customized solutions blend a range of learning methodologies including leadership and employee engagement programs, action learning, coaching, e-learning, and online applications.

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
Risk and Insurance Services.  While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers, managing general agents and third party administrators) to hold an individual and/or company license from a governmental agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally-owned business entities; in those instances, if the Company has no licensed subsidiary, it may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are subject to an internal review and approval process. Licensing of reinsurance intermediary brokers is generally less rigorous as compared to insurance regulation, and most jurisdictions require only corporate reinsurance intermediary licenses.
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
Insurance authorities in the United States and certain other jurisdictions in which the Company's subsidiaries do business, including the FSA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them, and generally apply to both the insurance and reinsurance business.

Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., a broker-dealer and investment adviser, registered in the U.S. with the SEC, and a member of the Financial Industry Regulatory Agency (FINRA) and the Securities Investor Protection Corporation (SIPC), primarily in connection with investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of NIA Securities, LLC, a U.S. registered broker-dealer and investment adviser. Guy Carpenter provides advice on securities or investments in the European Union through MMC Securities (Europe) Limited, which is authorized and regulated by the FSA. Marsh also receives investment management services in the European Union from Marsh Investment Services Limited, which is also regulated by the FSA. MMC Securities Corp., MMC Securities (Europe) Limited, NIA Securities, LLC, and Marsh Investment Services Limited are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
In some jurisdictions, insurance-related taxes may be due either directly from clients or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.
Consulting.  Certain of Mercer’s retirement-related consulting services are subject to pension law and financial regulation in many countries, including by the SEC in the United States and the FSA in the United Kingdom. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are subject to investment and securities regulations in various jurisdictions. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities Corp. with the provision of certain retirement and employee benefit services. Oliver Wyman Group uses the services of MMC Securities Corp. (in the United States) and MMC Securities (Europe) Limited (in the European Union), primarily in connection with corporate finance advisory services.
COMPETITIVE CONDITIONS
The Company faces strong competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see “Risks Relating to the Company Generally–Competitive Risks,” in Part I, Item 1A of this report.
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
Mercer’s investments businesses faces competition from many sources, including multi-manager services offered by other investment consulting firms and financial institutions.
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
Employees
As of December 31, 2011, the Company and its consolidated subsidiaries employed approximately 52,400 people worldwide, including approximately 27,600 in risk and insurance services, approximately 23,800 in consulting, and approximately 1,000 individuals at the parent-company level.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Company’s Board of Directors. As of February 28, 2012, the following individuals were executive officers of the Company:

Benjamin F. Allen, age 47, is Chief Innovation Officer and Chief Information Officer of Marsh & McLennan Companies. Mr. Allen was previously the President and Chief Executive Officer of Kroll, Inc., which was sold by Marsh & McLennan Companies to Altegrity, Inc. in August 2010. Prior to assuming his role as President and CEO of Kroll, Mr. Allen was Chief Operating Officer of Kroll and also President of Kroll's Technology Services Group, comprised of Kroll Ontrack, Kroll Factual Data and Kroll's background screening and substance abuse testing businesses since 2004. Prior to Kroll's acquisition of Ontrack, Mr. Allen was President and CEO of ONTRACK Data International, Inc., and served in several roles for that firm including as Chief Operating Officer and general manager of the U.K. and France.
Orlando D. Ashford, age 43, is Senior Vice President, Chief Human Resources and Communications Officer of Marsh & McLennan Companies. Mr. Ashford joined the Company in September 2008. Prior to Marsh & McLennan Companies, he was with the Coca-Cola Company since 2005 in human resource management, most recently as Group Director of Human Resources for Eurasia and Africa. While at Coca-Cola, Mr. Ashford reorganized and rebuilt the company's corporate center HR team and headed a company-wide cultural change initiative. Prior to Coca-Cola, Mr. Ashford held positions with Motorola, the Delta Consulting Group (subsequently Mercer Delta Consulting), Ameritech and Andersen Consulting.
Peter J. Beshar, age 50, is Executive Vice President and General Counsel of Marsh & McLennan Companies. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
John P. Drzik, age 49, is President and Chief Executive Officer of Oliver Wyman Group, a position he assumed in June 2006. From 2003 to 2006, Mr. Drzik was President of Mercer Oliver Wyman, which was formed following Marsh & McLennan Companies' acquisition of Oliver, Wyman & Company in 2003. He joined Oliver, Wyman & Company in 1984, became President in 1995, and was appointed Chairman in 2000.
Brian Duperreault, age 64, has been President and Chief Executive Officer of the Company since January 2008. Prior to joining the Company, Mr. Duperreault served as Chairman and Chief Executive Officer of ACE Limited from 1994 to May 2004 and continued as Chairman through the end of 2007. Prior to ACE, Mr. Duperreault was with American International Group (AIG) for more than 20 years, holding numerous positions and eventually becoming Executive Vice President of AIG Foreign General Insurance

and Chairman and Chief Executive Officer of AIG's American International Underwriters (AIU). Mr. Duperreault is also a Director of Tyco International Ltd.
E. Scott Gilbert, age 56, is Senior Vice President and Chief Risk and Compliance Officer of Marsh & McLennan Companies. Prior to joining Marsh & McLennan Companies in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.
Daniel S. Glaser, age 51, is Group President and Chief Operating Officer of Marsh & McLennan Companies. In this role, Mr. Glaser has operational and strategic oversight of the Company's Risk & Insurance and Consulting segments. Prior to assuming his current role in April 2011, Mr. Glaser was Chairman and Chief Executive Officer of Marsh. Mr. Glaser re-joined Marsh as the firm's leader in December 2007, after serving in senior positions in commercial insurance and insurance brokerage in the U.S., Europe, and the Middle East. Prior to Marsh, he was managing director of AIG Europe (UK) Limited, a Senior Vice President of AIG, Inc., and the Chairman of AIU's strategic advisory group. Mr. Glaser joined AIG in 2000 as President of AIG Global Energy based in New York. He became an Executive Vice President of AIG's general insurance operations in North America in 2002. Later that year, he relocated to London upon his appointment as managing director. Mr. Glaser began his career at Marsh almost 30 years ago and has extensive leadership experience in the insurance sector.
Alexander S. Moczarski, age 56, is President and Chief Executive Officer of Guy Carpenter. Prior to assuming this role in April 2011, Mr. Moczarski had been President and CEO of the International Division of Marsh since 2008. Mr. Moczarski, who has more than 30 years of experience in the insurance industry, joined Marsh in 1993 as director of planning and development for Argentina and Chile. In 2001, he became region head for Latin America and the Caribbean. In 2004, he became head of the firm's International Specialty Operations, a region that encompassed Africa, Asia, Pacific, Latin America, and the Caribbean. In 2006, Mr. Moczarski became CEO of Marsh's Europe, Middle East and Africa region (EMEA).
David A. Nadler, age 63, is Vice Chairman, Office of the CEO, of Marsh & McLennan Companies. Dr. Nadler founded the Delta Consulting Group, Inc., a consulting firm specializing in executive leadership and organizational change, in 1980. He served as Chairman and Chief Executive Officer of that firm until its acquisition by Mercer in 2000, when it became Mercer Delta Consulting.
Julio A. Portalatin, age 53, is President and Chief Executive Officer of Mercer. Prior to joining Mercer in February 2012, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe - the largest growth economies footprint in the insurance industry. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG / Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions.
Vanessa A. Wittman, age 44, is Executive Vice President and Chief Financial Officer of Marsh & McLennan Companies. Prior to joining Marsh & McLennan Companies in September 2008, Ms. Wittman was Chief Financial Officer and Executive Vice President of Adelphia Communications Corp. from 2003 to 2007. She joined Adelphia as part of a new executive team that oversaw one of the most complex bankruptcy cases in U.S. history. While there, Ms. Wittman was responsible for accounting, tax and internal audit functions; operational and field finance; corporate development; and the bankruptcy and investor relations teams. Prior to Adelphia, Ms. Wittman served as Chief Financial Officer of 360networks, based in Seattle, where she led the Company's restructuring efforts and successful emergence from bankruptcy protection in November 2002. She also has held positions with Microsoft, Metricom Inc. and Morgan Stanley.
Peter Zaffino, age 45, is President and Chief Executive Officer of Marsh. Prior to assuming this role in April 2011, Mr. Zaffino was President and Chief Executive officer of Guy Carpenter, a position he assumed in early 2008. Previously, he was an Executive Vice President of Guy Carpenter and had held a number of senior positions, including Head of Guy Carpenter's U.S. Treaty Operations and Head of the firm's Global Specialty Practices business. Mr. Zaffino has over 20 years of experience in the Insurance and Reinsurance industry. Prior to joining Guy Carpenter in 2001, he held several senior positions, most recently serving in an executive role with a GE Capital portfolio company that specialized in reinsurance.
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
The Company also posts on its website the following documents with respect to corporate governance:

•	Guidelines for Corporate Governance;

•	Code of Conduct, The Greater Good;

•	Procedures for Reporting Complaints and Concerns Regarding Accounting Matters; and

•
the charters of the Audit Committee, Compensation Committee, Compliance and Risk Committee, Corporate Responsibility Committee and Directors and Governance Committee of the Company’s Board of Directors.

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
Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, actuarial and other services for corporate and public clients around the world. As a result of these activities, the Company and its subsidiaries are subject to a significant number of errors and omissions, or “E&O” claims, particularly in our Marsh and Mercer businesses. In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to adequately place coverage or notify insurers of potential claims on behalf of clients. In our Consulting segment, such claims include allegations of damages arising from our actuarial, consulting, pension administration and other services, which frequently involve (1) assumptions and estimates concerning future events, (2) complex drafting and interpretation of documentation governing pension plans, and (3) calculating benefits within complicated pension structures. Given the long-tail nature of professional liability claims, E&O matters often relate to services provided by the Company dating back many years. In each of our segments, E&O claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant and subject us to potential liability for monetary damages, negative publicity, reputational harm and to diversion of personnel and management resources.
In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Nevertheless, given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. For example, we are subject to regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in the United Kingdom, and self-regulatory organizations such as FINRA, as described further above under Part I, Item 1 — Business (Regulation) of this report. Compliance with foreign and U.S. laws and regulations that are applicable to our operations is complex and may increase our cost of doing business in international jurisdictions. These laws and regulations include import and export requirements, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, local laws prohibiting corrupt payments to governmental officials, as well as various trade sanctions laws such as the various international legislative and regulatory requirements relating to trade with Iran.
As a publicly-traded company, we are subject to additional federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with the requirements of these laws and regulations may be costly and adversely affect our business.
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

Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we operate. Future changes in the regulatory environment may impact our ability to generate additional revenue streams or enhance revenue streams. Any significant impairment of our ability to conduct our business as we historically have done could have a material adverse effect on our business, results of operations or financial condition.
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
Volatility in global equity and bond markets may have an unfavorable impact on the value of the Company's pension trust assets as well as estimated future pension liabilities. As a result, the Company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the Company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the Company's financial flexibility.
The Company has significant pension obligations to its current and former employees, totaling approximately $12 billion at December 31, 2011. Given the magnitude of our worldwide pension plans, our earnings and cash flows are comparatively sensitive to factors such as equity and bond market returns, as well as the assumed interest rates we use to discount our pension liabilities, rates of inflation and mortality assumptions. In accordance with ASC Topic No 715, the Company reflects the over- or under-funded amount of its pension plans as assets or liabilities, respectively. Variations in any of the preceding factors could cause significant fluctuation in our earnings as well as our shareholder's equity from year to year and may result in increased levels of contributions to our pension plans.
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
Our cash investments, including those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the difficulties faced by financial institution counterparties. If the banking system or the fixed income, credit or equity markets deteriorate further or remain volatile, the values and liquidity of our investments could be adversely affected.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the Euro could adversely affect the Company's operating results as well as the value of the Company's Euro-denominated assets.
Concerns persist regarding the ability of certain Eurozone countries to service their debt obligations. As a result, a number of these countries have undertaken a variety of actions, such as cutting spending and raising taxes, designed to ease their future debt burdens. A potential consequence may be stagnant growth, or even recession, in the Eurozone economies and beyond. Also, the stability of the Euro and its viability as a single currency is being called into question. In the future, certain countries may find it advantageous to leave the Eurozone and reintroduce their local currencies to retain better control over their economic situations. A more extreme outcome is the complete dissolution of the Euro. Any of these developments could lead to further contraction in the Eurozone economies, adversely affecting our operating results in the region. The Company may also face increased credit risk as our clients and financial institution counterparties in the region find themselves with reduced resources to meet their obligations. Finally, the value of the Company's assets held in the Eurozone, including cash holdings, will decline if the currency devalues.
Credit rating downgrades would increase our financing costs and could subject us to operational risk.
Currently, the Company's senior debt is rated Baa2 by Moody's and BBB- by S&P. These ratings are the next-to-lowest investment grade rating for Moody's, and the lowest investment-grade rating for S&P. Ratings from both S&P and Moody's currently carry a Stable outlook.
If we need to raise capital in the future (for example, in order to fund maturing debt obligations or finance acquisitions or other initiatives), a credit rating downgrade would increase our financing costs, and could limit our access to financing sources. Further, we believe that a downgrade to a rating below investment-grade could result in greater operational risks through increased operating costs and increased competitive pressures.
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
During times of stress in the banking industry counterparty risk can quickly escalate, potentially resulting in substantial trading and investment losses for corporate and other investors. In addition, we may incur investment losses as a result of unusual and unpredictable market developments, and we may continue to experience reduced investment earnings if the yields on investments deemed to be low risk remain low.
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
Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are made from the U.S., it is important to be able to access cash generated outside the U.S. Funds from the Company's operating subsidiaries outside of the U.S. are periodically repatriated to the U.S. via shareholder distributions and intercompany financings. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to, foreign exchange rates and tax-related costs.
In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

International Operations
We are exposed to multiple risks associated with the global nature of our operations.
We do business worldwide. In 2011, 55% of the Company’s total operating segment revenue was generated from operations outside the United States, and over one-half of our employees are located outside the United States. We expect to expand our non-U.S. operations further.
The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

•	economic and political conditions in foreign countries, including the recent European debt crisis;

•	unexpected increases in taxes or changes in U.S. or foreign tax laws;

•	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	potential transfer pricing-related tax exposures that may result from the allocation of U.S.-based costs that benefit our non-U.S. businesses;

•	potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

•	international hostilities, terrorist activities, natural disasters and infrastructure disruptions;

•	local investment or other financial restrictions that foreign governments may impose;

•
potential costs and difficulties in complying, or monitoring compliance, with rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the requirements of the U.S. Foreign Corrupt Practices Act, or other U.S. laws and regulations applicable to business operations abroad;

•	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•
the length of payment cycles and potential difficulties in collecting accounts receivable, particularly in light of the increasing number of insolvencies in the current economic environment and the numerous bankruptcy laws to which they are subject;

•	engaging and relying on third parties to perform services on behalf of the Company;

•	potential difficulties in monitoring employees in geographically dispersed locations; and

•
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
As a global professional services firm, the Company experiences acute and continuous competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including our geographic reach, the sophistication and quality of our services, our pricing relative to competitors and our customers’ option to self-insure or utilize internal resources instead of consultants. If we are unable to respond successfully to the competition we face, our business and results of operations will suffer. In addition, as a U.S. corporation with significant operations throughout the world, lower combined corporate tax rates in the countries where our competitors are located could impact our ability to compete with our peers abroad.
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

Across all of our businesses, our personnel are crucial to developing and retaining the client relationships on which our revenues depend. It is therefore very important for us to retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including:

•	the intense competition for talent in all of our businesses;

•	the general mobility of professionals in our businesses; and

•	the difficulties we may face in offering compensation of a type and amount (including equity-based compensation) sufficient to attract, motivate and retain valuable employees.
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
We have a history of making acquisitions, including a total of 38 acquisitions in the period 2008-2011 for aggregate purchase consideration of $1.5 billion, in addition to Marsh's acquisition of the brokerage operations of Alexander Forbes in South Africa, Botswana and Namibia described more fully herein. We have also exited various businesses, including the sale of Putnam Investments Trust (“Putnam”) in August 2007 and the sale of Kroll in the third quarter of 2010. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete with favorable results the transactions we decide to pursue.
While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses; and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. As of December 31, 2011, the Company’s consolidated balance sheet reflected $7.0 billion of goodwill and intangible assets, representing approximately 45% of the Company’s total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $4.8 billion and Consulting, $2.2 billion. Given the significant size of the Company’s goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
When we dispose of businesses we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Kroll.
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 54% of the Company’s total operating segment revenue in 2011. Our business in this segment is subject to particular risks.

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

RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 46% of our total operating segment revenue in 2011. Our businesses in this segment is subject to particular risks.
Demand for our services might decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition, or changes in government regulation.
Our Consulting segment has historically achieved annual revenue growth. Despite this history, however, global economic conditions over the past several years have resulted in negative impacts on businesses and financial institutions. Many of our clients, including financial institutions, corporations, governmental entities and pension plans, have been reducing expenses, including amounts spent on consulting services. The evolving needs or financial circumstances of our clients may challenge our ability to increase revenues and profitability and reduce demand for our services. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.
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
Factors impacting defined benefit pension plans and the services we provide relating to those plans could adversely affect Mercer.
Mercer currently provides corporate, multi-employer and public clients with actuarial, consulting and administration services relating to defined benefit pension plans. The nature of our work is complex. Our actuarial services involve numerous assumptions and estimates regarding future events, including interest rates used to discount future liabilities, estimated rates of return for a plan's assets, healthcare cost trends, salary projections and participants' life expectancies. Our consulting services involve complex drafting and interpretation of trust deeds and other documentation governing pension plans. Our administration services include calculating benefits within complicated pension structures. Clients dissatisfied with our services have brought, and may bring, significant claims against us, particularly in the U.S. and the U.K. In addition, over the past several years, the funded status of defined benefit pension plans has declined markedly. A number of Mercer's clients have frozen or curtailed their defined benefit plans and moved to defined contribution plans resulting in reduced revenue for Mercer's retirement business. These developments could adversely affect Mercer's business and operating results.
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
The profitability of our Consulting businesses depends in part on ensuring that our consultants maintain adequate utilization rates (i.e., the percentage of our consultants’ working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

•	our ability to transition consultants promptly from completed projects to new assignments, and to engage newly hired consultants quickly in revenue-generating activities;

•	our ability to continually secure new business engagements, particularly because a portion of our work is project-based rather than recurring in nature;

•	our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition;

•	unanticipated changes in the scope of client engagements;

•	the potential for conflicts of interest that might require us to decline client engagements that we otherwise would have accepted;

•	our need to devote time and resources to sales, training, professional development and other non-billable activities;

•	the potential disruptive impact of acquisitions and dispositions; and

•	general economic conditions.
The factors listed above, and therefore also our utilization rates for service personnel, have been adversely affected by global economic conditions over the past several years. If the utilization rate for our consulting professionals continues to decline, our profit margin and profitability would suffer.
In addition, the profitability of our Consulting businesses depends on the prices we are able to charge for our services. Our pricing power is affected by a number of factors, including:

•	clients’ perception of our ability to add value through our services;

•	market demand for the services we provide;

•	our ability to develop new services and the introduction of new services by competitors;

•	the pricing policies of our competitors;

•	changes in the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and

•	general economic conditions.
Our pricing has also been adversely affected by global economic conditions over the past several years. If we are unable to achieve and maintain adequate billing rates for our services, our margins and profitability could suffer.
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results at Mercer and Oliver Wyman Group may occur due to several factors. These include:

•	the significance of client engagements commenced and completed during a quarter;

•	the unpredictability of the timing and amount of success fees;

•	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

•	fluctuations in consultant hiring and utilization rates and clients’ ability to terminate engagements without penalty;

•	seasonality at Mercer due to the impact of regulatory deadlines and other timing factors to which our clients are subject;

•	the success of our strategic acquisitions, alliances or investments;

•
macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in certain business lines are derived from the value of assets under management (or administration) and declines in global securities markets could result in a decline in revenue and profitability of these business lines; and

•
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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2011 and 2010 and each quarterly period thereof:

	2011 Stock Price Range		2010 Stock Price Range
	High	Low	High	Low
First Quarter	$31.08	$26.72	$24.84	$21.17
Second Quarter	$31.40	$28.71	$25.47	$20.21
Third Quarter	$31.57	$25.89	$24.72	$22.13
Fourth Quarter	$32.00	$25.29	$27.50	$23.40
Full Year	$32.00	$25.29	$27.50	$20.21
On February 17, 2012, the closing price of the Company’s common stock on the NYSE was $32.22.
The Company did not repurchase any shares of its common stock during the fourth quarter of 2011. In August 2011, Board of Directors of the Company authorized the share repurchase of up to a dollar value of $500 million of the Company's common stock. This was in addition to a September 2010 authorization by the Company's Board of Directors to repurchase shares of the Company's common stock up to a dollar value of $500 million. Pursuant to these combined authorizations, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $553 million. There is no time limit on these authorizations.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2011	__	__	__	$553,488,567
Nov 1-30, 2011	__	__	__	$553,488,567
Dec 1-31, 2011	__	__	__	$553,488,567
Total Q4 2011	__	__	__	$553,488,567

Item 6.      Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2011	2010	2009	2008	2007
Revenue	$11,526	$10,550	$9,831	$10,730	$10,370
Expense:
Compensation and Benefits	6,969	6,465	6,182	6,830	6,609
Other Operating Expenses	2,919	3,146	2,871	3,221	3,004
Total Expense	9,888	9,611	9,053	10,051	9,613
Operating Income (a)	1,638	939	778	679	757
Interest Income	28	20	17	47	95
Interest Expense	(199)	(233)	(241)	(220)	(266)
Cost of Extinguishment of Debt	(72)	—	—	—	—
Investment Income (Loss)	9	43	(2)	(12)	173
Income Before Income Taxes	1,404	769	552	494	759
Income Taxes	422	204	21	113	257
Income From Continuing Operations	982	565	531	381	502
Discontinued Operations, Net of Tax	33	306	(290)	(443)	1,987
Net Income (Loss)	1,015	871	241	(62)	2,489
Less: Net Income Attributable to Non-Controlling Interests	22	16	14	11	14
Net Income (Loss) Attributable to the Company	$993	$855	$227	$(73)	$2,475
Basic Income (Loss) Per Share Information:
Income From Continuing Operations	$1.76	$1.01	$0.97	$0.70	$0.88
Discontinued Operations	$0.06	$0.55	$(0.54)	$(0.83)	$3.61
Net Income (Loss) Attributable to the Company	$1.82	$1.56	$0.43	$(0.13)	$4.49
Average Number of Shares Outstanding	542	540	522	514	539
Diluted Income (Loss) Per Share Information:
Income From Continuing Operations	$1.73	$1.00	$0.96	$0.70	$0.88
Income (Loss) From Discontinued Operations	$0.06	$0.55	$(0.54)	$(0.84)	$3.57
Net Income (Loss) Attributable to the Company	$1.79	$1.55	$0.42	$(0.14)	$4.45
Average Number of Shares Outstanding	551	544	524	515	542
Dividends Paid Per Share	$0.86	$0.81	$0.80	$0.80	$0.76
Return on Average Stockholders’ Equity	16%	14%	4%	N/A	36%
Year-end Financial Position:
Working capital	$1,909	$2,171	$1,216	$1,391	$1,834
Total assets	$15,454	$15,310	$15,337	$15,206	$17,359
Long-term debt	$2,668	$3,026	$3,034	$3,194	$3,604
Stockholders’ equity	$5,940	$6,415	$5,863	$5,760	$7,853
Total shares outstanding (net of treasury shares)	539	541	530	514	520
Other Information:
Number of employees	52,000	51,000	49,000	50,100	51,300
Stock price ranges—
U.S. exchanges — High	$32.00	$27.50	$25.46	$36.82	$33.90
— Low	$25.29	$20.21	$17.18	$20.96	$23.12

(a)	Includes the impact of net restructuring costs of $51 million, $141 million, $243 million, $328 million and $98 million in 2011, 2010, 2009, 2008 and 2007, respectively.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this report, for discussion of significant items affecting our results of operations in 2011, 2010 and 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and Subsidiaries (the “Company”) is a global professional services firm providing advice and solutions in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management and economic consultancy. With over 52,000 employees worldwide and annual revenue exceeding $11.5 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 100 countries.
The Company conducts business through two segments:

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

The Company completed the sale of Kroll in August 2010, and along with other dispositions between 2008 and 2010, has divested its entire Risk Consulting and Technology Segment. Note 1 to the consolidated financial statements describes the Company's “continuing involvement” in certain Corporate Advisory and Restructuring businesses (“CARG”) that were disposed of in 2008. The runoff of the CARG businesses is being managed by the Company's corporate departments and financial results of these entities are included in “Corporate” for segment reporting purposes.
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

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2011	2010	2009
Revenue	$11,526	$10,550	$9,831
Expense
Compensation and benefits	6,969	6,465	6,182
Other operating expenses	2,919	3,146	2,871
Operating expenses	9,888	9,611	9,053
Operating Income	$1,638	$939	$778
Income from Continuing Operations	$982	$565	$531
Discontinued Operations, net of tax	33	306	(290)
Net Income	$1,015	$871	$241
Net Income Attributable to the Company	$993	$855	$227
Net Income from Continuing Operations Per Share:
Basic	$1.76	$1.01	$0.97
Diluted	$1.73	$1.00	$0.96
Net Income Per Share Attributable to the Company:
Basic	$1.82	$1.56	$0.43
Diluted	$1.79	$1.55	$0.42
Average number of shares outstanding:
Basic	542	540	522
Diluted	551	544	524
Shares outstanding at December 31,	539	541	530
Consolidated operating income was $1.6 billion in 2011 compared with $939 million in 2010. The 2010 results include a $400 million charge, net of insurance recoveries, for the resolution of the litigation brought by the Alaska Retirement Management Board ("ARMB") and restructuring and other noteworthy items of $139 million. Excluding these charges, consolidated operating income was $1.5 billion in 2010.
Risk and Insurance Services operating income increased $257 million or 26% to $1.2 billion in 2011 compared with 2010, resulting from revenue growth at both Marsh and Guy Carpenter, continued expense discipline and a decrease of $132 million in restructuring and other noteworthy items.
Consulting operating income increased $459 million to $588 million in 2011 primarily due to the $400 million net charge related to the ARMB litigation settlement in 2010. Excluding these items, Consulting operating income increased $59 million, or 11%.
Discontinued operations in 2011 includes a net credit resulting from the resolution of certain legal matters and related insurance recoveries as well as the settlement of certain tax audits and the expiration of the statute of limitations related to certain indemnified matters in connection with the disposal of Putnam and Kroll. These credits are partly offset by the write-off, net of tax, of capitalized software related to Marsh's plan to sell the Marsh Business Processing Outsourcing ("BPO") business. Discontinued operations includes the operating results of Kroll in 2010 and 2009, including a goodwill impairment charge of $315 million in 2009, gains on the sales of Kroll and KLS in 2010 totaling $282 million, insurance recoveries of $16 million related to Putnam market-timing related matters in 2010 and the loss on the sale of KGS in 2009.
Discontinued operations also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great-West Life Co. Inc., of Putnam Investments Trust from the Company in August 2007.

Consolidated net income attributable to the Company was $993 million in 2011, compared with $855 million in 2010 and $227 million in 2009.
Consolidated Revenues and Expenses
The Company conducts business in many countries, as a result of which the impact of foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions including transfers among businesses, on the Company’s operating revenues is as follows:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2011	2010	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,213	$4,744	10%	2%	4%	4%
Guy Carpenter	1,041	975	7%	1%	1%	5%
Subtotal	6,254	5,719	9%	2%	3%	5%
Fiduciary Interest Income	47	45
Total Risk and Insurance Services	6,301	5,764	9%	2%	3%	5%
Consulting
Mercer	3,782	3,478	9%	3%	2%	4%
Oliver Wyman Group	1,483	1,357	9%	2%	—	7%
Total Consulting	5,265	4,835	9%	3%	1%	5%
Corporate and Other/Eliminations	(40)	(49)
Total Revenue	$11,526	$10,550	9%	2%	2%	5%

*	Components of revenue change may not add due to rounding.

Revenue Details
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2011	2010	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,796	$1,674	7%	2%	2%	4%
Asia Pacific	612	503	22%	8%	4%	9%
Latin America	334	298	12%	(1)%	—	14%
Total International	2,742	2,475	11%	3%	2%	6%
U.S. / Canada	2,471	2,269	9%	—	6%	3%
Total Marsh	$5,213	$4,744	10%	2%	4%	4%
Mercer:
Retirement	$1,071	$1,053	2%	3%	—	(1)%
Health and Benefits	940	900	4%	2%	(3)%	6%
Talent, Rewards & Communications	576	488	18%	3%	5%	11%
Total Mercer Consulting	2,587	2,441	6%	2%	—	4%
Outsourcing	733	671	9%	5%	5%	—
Investments	462	366	26%	6%	9%	11%
Total Mercer	$3,782	$3,478	9%	3%	2%	4%

*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2010	2009	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$4,744	$4,319	10%	1%	6%	2%
Guy Carpenter	975	911	7%	1%	4%	2%
Subtotal	5,719	5,230	9%	1%	6%	2%
Fiduciary Interest Income	45	54
Total Risk and Insurance Services	5,764	5,284	9%	1%	6%	2%
Consulting
Mercer	3,478	3,327	5%	2%	1%	2%
Oliver Wyman Group	1,357	1,282	6%	(1)%	—	7%
Total Consulting	4,835	4,609	5%	1%	—	3%
Corporate and Other /Eliminations	(49)	(62)
Total Revenue	$10,550	$9,831	7%	1%	3%	3%

*	Components of revenue change may not add due to rounding.
Revenue Details
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2010	2009	% Change Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,674	$1,555	8%	—	5%	3%
Asia Pacific	503	419	20%	8%	5%	7%
Latin America	298	267	11%	4%	—	8%
Total International	2,475	2,241	10%	2%	5%	4%
U.S. / Canada	2,269	2,078	9%	1%	7%	1%
Total Marsh	$4,744	$4,319	10%	1%	6%	2%
Mercer:
Retirement	$1,053	$1,091	(4)%	1%	—	(4)%
Health and Benefits	900	857	5%	—	—	5%
Talent, Rewards & Communications	488	456	7%	1%	4%	2%
Total Mercer Consulting	2,441	2,404	2%	1%	1%	—
Outsourcing	671	620	8%	4%	1%	3%
Investments	366	303	21%	4%	—	16%
Total Mercer	$3,478	$3,327	5%	2%	1%	2%

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for 2011 increased 9% to $11.5 billion compared with $10.6 billion in 2010, reflecting a 5% increase in underlying revenue, a 2% increase due to acquisitions and a 2% positive impact of foreign currency translation. Revenue in the Risk and Insurance Services segment increased 9% in 2011 compared with 2010 or 5% on an underlying basis, reflecting increases of 4% in Marsh and 5% in Guy Carpenter. Consulting segment revenue increased 9%, resulting from 9% increases in both Mercer and the Oliver Wyman Group. On an underlying basis, revenue increased 5%, reflecting a 4% increase in Mercer and a 7% increase in the Oliver Wyman Group.
Consolidated revenue for 2010 increased 7% to $10.6 billion compared with $9.8 billion in 2009, reflecting a 3% increase in underlying revenue, a 3% increase due to acquisitions and a 1% positive impact of foreign currency translation. Revenue in the Risk and Insurance Services segment increased 9% in 2010 compared with 2009. Underlying revenue increased 2% for the total Risk and Insurance Services segment, reflecting 2% increases in both Marsh and Guy Carpenter, partly offset by a 21% decrease in fiduciary interest income. Consulting segment revenue increased 5%, resulting from a 5% increase in Mercer and a 6% increase in the Oliver Wyman Group. On an underlying basis, revenue increased 3% reflecting a 2% increase in Mercer and a 7% increase in the Oliver Wyman Group.
Expenses
Consolidated operating expenses increased 3% in 2011 compared with the same period in 2010. Expenses in 2010 include the $400 million ARMB settlement at Mercer. Restructuring and other noteworthy charges, which include legal fees, net of insurance recoveries arising from regulatory actions and credits related to the CARG business divested in 2008, decreased $116 million to $23 million in 2011 as compared to $139 million in 2010. Excluding these charges, expenses were $9.9 billion in 2011 compared with $9.1 billion in 2010, an increase of 9%. The increase reflects a 3% increase due to the impact of foreign currency exchange, a 2% increase due to the impact of acquisitions and a 4% increase in underlying expenses. The increase in underlying expenses primarily reflects higher compensation and benefits costs, including increased pension costs, higher consulting costs, asset-based fees and expenses reimbursable from clients.
Consolidated operating expenses increased 6% in 2010 compared with the same period in 2009. Expenses in 2010 include the $400 million ARMB settlement at Mercer. In 2009, the Company recorded a $230 million charge, net of insurance recoveries, for the settlement of the securities and ERISA class action lawsuits filed in 2004. Restructuring and other noteworthy charges in 2010 of $139 million decreased $155 million from charges of $294 million in 2009. Excluding these charges, expenses were $9.1 billion in 2010 compared with $8.5 billion in 2009, an increase of 6%. The increase reflects a 1% increase due to the impact of foreign currency exchange, a 3% increase due to the impact of acquisitions and a 2% increase in underlying expenses. The increase in underlying expenses is due to higher pension, travel and entertainment, outsourcing and other outside services costs.
Restructuring
In 2011, the Company implemented restructuring actions which resulted in costs totaling $51 million, primarily related to severance and benefits, and costs for future rent and other real estate costs. Approximately $5 million of these costs related to cost reduction activities for acquisitions made in 2011 and 2010. These costs were incurred as follows: Risk and Insurance Services—$1 million; Consulting—$31 million (acquisition related—$8 million); and Corporate—$19 million. These activities resulted in the elimination of approximately 400 positions at Mercer and 40 positions at Corporate. The annualized cost savings from these actions are expected to be approximately $45 million.
Businesses Exited
Marsh's BPO business, one of seven units within the Marsh Consumer business, provides policy, claims, call center and accounting operations on an outsourced basis to life insurance carriers. Marsh invested in a technology platform that was designed to make the BPO business scalable and more efficient. During 2011, Marsh decided that it would cease investing in the technology platform and instead exit the business via a sale. In the fourth quarter of 2011, management initiated a plan to sell the Marsh BPO business. The company wrote off capitalized software of the BPO business of $17 million, net of tax, which is included in discontinued operations.

In February 2010, Kroll sold KLS, its substance abuse testing business for $110 million. On August 3, 2010, the Company completed the sale of Kroll to Altegrity for $1.13 billion. The account balances and activities of Kroll and KLS have been segregated and reported as discontinued operations in the accompanying financial statements for 2010 and 2009. The gain on the sale of Kroll and related tax benefits and the after- tax loss on the disposal of KLS, along with Kroll’s and KLS’s 2010 and comparative results of operations are included in discontinued operations.
During the second quarter of 2009, Kroll sold Kroll Government Services ("KGS"). The results of operations and the loss on sale of KGS are included in discontinued operations for that year.
During the fourth quarter of 2008, the Company sold its U.S. and U.K. restructuring businesses to their respective management teams in separate leveraged buyouts. Based on the terms and conditions of the disposals, the Company determined it has “continuing involvement” in these businesses, as that term is used in SEC Staff Accounting Bulletin Topic 5e. Therefore, classification of CARG as discontinued operations is not appropriate, and their financial results in the current and prior periods are included in continuing operations. The Company will earn royalties on future revenue of these businesses through 2012. The royalties will be recognized when earned under the terms of the contract and when collectibility is reasonably assured. Through December 31, 2011, the Company has recognized $20 million of royalty payments related to the U.K. businesses ($9 million in 2011, $10 million in 2010 and $1 million in 2009). The transfer of the U.S. restructuring business was financed with a seller note. If the Company receives interest and principal payments as scheduled for the U.S. business, it will recover the value of the net assets transferred to the new owners and recognize a gain on the disposal of $18 million.
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
The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2011	2010	2009
Revenue	$6,301	$5,764	$5,284
Compensation and Benefits	3,482	3,261	3,023
Other Operating Expenses	1,590	1,531	1,465
Expense	5,072	4,792	4,488
Operating Income	$1,229	$972	$796
Operating Income Margin	19.5%	16.9%	15.1%
Revenue
Revenue in Risk and Insurance Services increased 9% in 2011 compared with 2010 reflecting a 5% increase on an underlying basis, a 3% increase from acquisitions, and a 2% increase from the impact of foreign currency exchange translation.
In Marsh, revenue in 2011 was $5.2 billion, an increase of 10% from the prior year, reflecting 4% growth in underlying revenue, a 4% increase from acquisitions and a 2% increase resulting from the impact of foreign currency translation. The underlying revenue increase of 4% reflects growth in all major geographies, driven by higher retention rates and new business development. Underlying revenue increased 14% in Latin America, 9% in Asia Pacific, 3% in U.S. / Canada and 4% in EMEA.
In January 2011, Marsh acquired RJF Agencies, an independent insurance agency in the upper Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. In July 2011, Marsh acquired Prescott Pailet Benefits, an employee benefits broker based in Texas. In October 2011, Marsh acquired the employee benefits division of Kaeding, Ernst & Co, a Massachusetts based employee benefits, life insurance and financial planning consulting firm. In November 2011, Marsh acquired Seitlin Insurance, a property and casualty insurance and employee benefits firm located in South Florida.
In the first quarter of 2010, Marsh acquired Haake Companies, Inc., an insurance broking firm in the Midwest region and Thomas Rutherfoord, Inc., an insurance broking firm in the Southeast and mid-Atlantic regions of the U.S. In the second quarter of 2010, Marsh acquired HSBC Insurance Brokers Ltd. ("HIBL"), an international provider of risk intermediary and risk advisory services and the Bostonian Group Insurance Agency, Inc. and Bostonian Solutions, Inc. (collectively the “Bostonian Group”), a regional insurance brokerage in New England. In the fourth quarter of 2010, Marsh acquired Trion, a U.S. private benefits specialist and SBS, a Georgia-based benefits brokerage and consulting firm.
All of the acquisitions noted above, except HIBL, relate to the Marsh & McLennan Agency.
In January 2012, Marsh announced it had completed its acquisition of the brokerage operations of Alexander Forbes in South Africa, Botswana and Namibia.
Guy Carpenter’s revenue increased 7% to $1.0 billion in 2011 compared with 2010, or 5% on an underlying basis. The increase in underlying revenue was driven by strong new business development and high retention rates.
Fiduciary interest income was $47 million in 2011 compared to $45 million in 2010 due to higher average invested funds partly offset by lower interest rates.

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
Guy Carpenter’s revenue increased 7% to $975 million in 2010 compared with 2009, or 2% on an underlying basis. The increase in underlying revenue was due to continued strong new business and high client retention.
Fiduciary interest income for the Risk and Insurance Services segment was $45 million in 2010, a decrease of 16% compared with the same period of 2009, driven by lower interest rates.
Expense
Expenses in the Risk and Insurance Services segment increased 6% in 2011 compared with 2010, reflecting a 3% increase from acquisitions and a 2% increase due to the impact of foreign currency translation. Expenses on an underlying basis increased 1% as the segment continued to effectively monitor and control its expenses. The increase in underlying expenses is primarily due to higher base salaries and incentive compensation costs, non-restructuring related severance costs and facilities and equipment costs, partly offset by lower restructuring expenses and a credit of $31 million for insurance recoveries on previously expensed legal fees.
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
Consulting
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of retirement, health & benefits, talent, rewards & communications, outsourcing, and investments. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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

The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2011	2010	2009
Revenue	$5,265	$4,835	$4,609
Compensation and Benefits	3,233	2,974	2,917
Other Operating Expenses	1,444	1,732	1,287
Expense	4,677	4,706	4,204
Operating Income	$588	$129	$405
Operating Income Margin	11.2%	2.7%	8.8%
Revenue
Consulting revenue in 2011 increased 9% compared with 2010, or 5% on an underlying basis. Mercer’s revenue was $3.8 billion in 2011, an increase of 9% or 4% on an underlying basis. Within Mercer’s consulting lines, revenue on an underlying basis increased 4% in 2011 compared with 2010, reflecting increases of 6% in health and benefits and 11% in talent, rewards & communications, offset by a 1% decline in retirement. Outsourcing revenue grew 9% and was flat on an underlying basis. Investments revenue increased 26% or 11% on an underlying basis. Oliver Wyman’s revenue increased 9% to $1.5 billion in 2011, or 7% on an underlying basis.
Consulting revenue in 2010 increased 5% compared with 2009, or 3% on an underlying basis. Mercer’s revenue was $3.5 billion in 2010, an increase of 5%. On an underlying basis, Mercer’s revenue increased 2%. Within Mercer’s consulting lines, revenue on an underlying basis in 2010 was flat compared with 2009, reflecting increases of 5% in health and benefits and 2% in talent, rewards & communications, offset by a 4% decline in retirement. The growth in health and benefits was driven by increases in all geographies. The increase in talent, rewards & communications was driven by a resurgence of demand for compensation surveys partially offset by lower talent, rewards & communications consulting assignments concentrated in the first half of the year. Outsourcing revenue increased 3% on an underlying basis, driven by new client wins primarily in Australia. Investment consulting & management revenue increased 16% on an underlying basis, due to strong growth in all geographies. Oliver Wyman’s revenue increased 6% to $1.4 billion in 2010, or 7% on an underlying basis, driven by double-digit revenue growth within its financial services practice. Other areas, including the healthcare, transportation and consumer sectors also generated double-digit revenue growth.
Expense
Consulting segment expenses in 2011 decreased 1% to $4.7 billion, or 4% on an underlying basis. Mercer recorded a $400 million net charge related to the ARMB settlement in 2010. Excluding this charge, expenses increased 4% on an underlying basis. This increase reflects the impact of higher base-salaries and incentive compensation and benefits costs, including higher pension costs, and higher asset-based fees and recoverable expenses from clients.
Consulting expenses in 2010 increased 12% to $4.7 billion, or 10% on an underlying basis. Mercer recorded a $400 million net charge related to the ARMB settlement in 2010 and in 2009 recorded incremental costs of $30 million related to a professional liability settlement. Excluding these charges, expenses increased 3% on an underlying basis. This increase reflects the impact of higher pension related costs, meeting and training costs, recruitment and asset based fees partly offset by lower severance, restructuring and recoverable expenses from clients.
Corporate and Other
As discussed earlier in this document, the run-off of the Company’s involvement in the CARG businesses is now managed by the Company’s corporate departments, and consequently, the financial results of these businesses are included in “Corporate” for segment reporting purposes.

The following results of Corporate and Other includes the Corporate Advisory and Restructuring operations:

(In millions of dollars)	2011	2010	2009
Corporate and Other:
Corporate Advisory and Restructuring Operating Income	$9	$10	$(3)
Corporate Expense	(188)	(172)	(420)
Total Corporate and Other	$(179)	$(162)	$(423)
Corporate expenses in 2011 were $188 million compared to $172 million in 2010. The increase in Corporate expense reflects higher compensation and pension costs primarily due to executive positions added in corporate and higher outside services costs related to corporate initiatives, such as branding. The CARG amounts reflect payments received related to the CARG businesses divested in 2008.
Corporate expenses in 2010 were $172 million compared to $420 million in 2009. The decrease is due, largely to the impact of a $230 million net charge incurred in 2009 related to the settlement of the securities and ERISA class action lawsuits. The decrease in Corporate expense in 2010 compared to 2009 also reflects the impact of lower restructuring charges partly offset by higher consulting fees. The increase in Corporate Advisory and Restructuring in 2010 is due to the impact of $10 million of payments received in 2010 related to the disposal of this unit in 2008 compared with $1 million in 2009. These payments are classified as a recovery of expenses previously incurred as a result of the disposal transaction.
Discontinued Operations
As part of the disposal transactions for Putnam and Kroll, the Company provided certain indemnities, primarily related to pre-transaction tax uncertainties and legal contingencies. In accordance with applicable accounting guidance, liabilities were established related to these indemnities at the time of the sales and reflected as a reduction of the gain on disposal. Discontinued operations includes charges or credits resulting from the settlement or resolution of the indemnified matters, as well as adjustments to the liabilities related to such matters. Discontinued operations in 2011 includes credits of $50 million from the resolution of certain legal matters and insurance recoveries, as well as the settlement of tax audits and the expiration of the statutes of limitations related to certain of the indemnified matters, primarily with respect to Putnam.
Marsh's Business Process Outsourcing ("BPO") business, one of seven units within the Marsh Consumer business, provides policy, claims, call center and accounting operations on an outsourced basis to life insurance carriers. Marsh invested in a technology platform that was designed to make the BPO business scalable and more efficient. During 2011, Marsh decided that it would cease investing in the technology platform and instead exit the business via a sale. In the fourth quarter of 2011, management initiated a plan to sell the Marsh BPO business. The company wrote off capitalized software of the BPO business of $17 million, net of tax, which is included in discontinued operations.
On August 3, 2010, the Company completed its sale of Kroll to Altegrity for cash proceeds of $1.13 billion. In the first quarter of 2010, Kroll completed the sale of KLS. The gain on the sale of Kroll and related tax benefits and the after-tax loss on the sale of KLS, along with Kroll’s and KLS’s 2010 and comparative results of operations are included in discontinued operations in 2010 and 2009.
Discontinued operations in 2011, 2010 and 2009 includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great-West Lifeco, Inc. of Putnam Investments Trust from the Company in August 2007. Discontinued operations in 2010 includes $16 million for insurance recoveries for costs incurred in prior years related to Putnam.

In the second quarter of 2009 Kroll completed the sale of KGS. The loss on the sale of KGS and comparative results of operations are included in discontinued operations in 2009.
Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31, (In millions of dollars)	2011	2010	2009
Kroll Operations
Revenue	$—	$381	$699
Expense (a)	—	345	958
Net operating income	—	36	(259)
Income tax	—	16	24
Income from Kroll operations, net of tax	—	20	(283)
Other discontinued operations, net of tax	(17)	(7)	—
Income (loss) from discontinued operations, net of tax	(17)	13	(283)
Disposals of discontinued operations (b)	25	58	8
Income tax (credit) expense (c)	(25)	(235)	15
Disposals of discontinued operations, net of tax	50	293	(7)
Discontinued operations, net of tax	$33	$306	$(290)
Discontinued operations, net of tax per share
—Basic	$0.06	$0.55	$(0.54)
—Diluted	$0.06	$0.55	$(0.54)

(a)	Includes goodwill impairment charges of $315 million for 2009.

(b)	Includes gain on sale of Kroll and the gain on the sale of KLS in 2010 and a loss on the sale of KGS in 2009.

(c)
The income tax credit related to the disposal of discontinued operations for 2010 primarily represents the recognition of tax benefits related to the sale of Kroll, partly offset by a tax provision of $36 million related to the sale of KGS.

Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $28 million in 2011 compared with $20 million in 2010. The increase in interest income is due to the combined effect of higher average invested funds in 2011 and slightly higher average interest rates compared with the prior year. Interest expense was $199 million in 2011 compared with $233 million in 2010. The decrease is primarily due to the maturity of $550 million of senior notes in the third quarter of 2010, the early extinguishment of a portion of the Company's outstanding notes during the third quarter of 2011 and a lower net interest rate on the Company's debt subject to interest rate swaps. These decreases are partly offset by interest on new senior notes issued during the third quarter of 2011.
Interest income earned on corporate funds amounted to $20 million in 2010 compared with $17 million in 2009. The increase was primarily due to higher non-U.S. interest rate yields in 2010 compared to 2009. Interest expense was $233 million in 2010 compared with $241 million in 2009. The decrease in interest expense was primarily due to the maturity of $550 million of senior notes in the third quarter of 2010.
Early Extinguishment of Debt
On July 15, 2011 the Company purchased $600 million of outstanding notes, comprised of $330 million of its 2014 Notes and $270 million of its 2015 Notes (collectively, the "Notes"). The Company acquired the Notes at market value plus a tender premium, which exceeded its carrying value and resulted in a charge of approximately $72 million in the third quarter of 2011.
Investment Income (Loss)

In 2011, investment income was $9 million compared with $43 million in 2010. This decrease primarily reflects the impact of lower private equity gains recorded in 2011 as compared to 2010, the effects of recording an impairment loss in 2011 and a gain on the sale of equity securities in 2010.
In 2010, investment income was $43 million compared with a loss of $2 million in 2009. The increase reflects the impact of mark-to-market gains in 2010 on Risk Capital Holdings’ private equity investments compared to losses in 2009, and gains realized from the sale of equity securities in 2010.
Income Taxes
The Company's consolidated effective tax rate in 2011 was 30.1% and in 2010 was 26.5%. The tax rate in each year reflects foreign operations, which are taxed at rates lower than the U.S. statutory tax rate.
The Company's consolidated effective tax rate in 2009 was 3.8%. The tax rate reflects reductions relating to a decrease in the liability for unrecognized tax benefits and the impact of foreign operations, which are taxed at rates lower than the U.S. statutory tax rate. The decrease in the liability for unrecognized tax benefits resulted from expiring statutes of limitations, audit settlements and changes in estimates.
The lower effective tax rate attributed to the Company's foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S., net of the U.S. tax impact from repatriating foreign earnings. In 2011 pre-tax income in the U.K., Canada, Australia and Bermuda accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 25%, 29%, 31% and 0%, respectively. Under current U.S. tax law, the Company anticipates its non-U.S. operations will continue to incur taxes at rates under the U.S. federal tax rate of 35%.
The Company's non-U.S. revenue over the past three years has been approximately 55% of total revenue, while the pre-tax income from non-U.S. locations varied from 91% to 179% of total pre-tax income. Although revenue in the United States has been approximately 45% of total revenue, while the Company had gains in its U.S. operations in 2011, the Company incurred pre-tax losses in the United States during 2010 and 2009 because significant charges from restructuring activities and certain litigation matters were disproportionately incurred there. Litigation related charges, including legal fees, resulted from the settlement of shareholder and ERISA class actions in 2009, and the resolution of the Alaska matter in 2010, all of which are discussed in Note 1 to the Consolidated Financial Statements. The Company incurred gains in its U.S. operations in 2011.
In addition, as a U.S. domiciled parent holding company, Marsh & McLennan Companies, Inc., is the issuer for essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. Finally, most senior executive and oversight functions are conducted in the U.S. Therefore, the associated costs are incurred primarily in the United States.
The effective tax rate is expected to remain significantly variable for the foreseeable future. It is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. A proportional increase in U.S. pre-tax income will tend to increase the effective tax rate because U.S. federal and state corporate tax rates substantially exceed tax rates applicable outside the U.S. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company and Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings. In the United States, certain groups within the Company, which file on a combined basis, were profitable in 2011, but incurred losses in 2009 and 2010, and an entity within Marsh's operations, which files on a separate entity basis, incurred a loss in 2009. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carryforwards in the Company's consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2011, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included

(i) the profitability of the Company's U.S. operations in 2011 (ii) the nature, frequency, and severity of current and cumulative financial reporting losses, (iii) actions completed that are designed to reduce capacity and adjust to lower demand in the current economic environment, (iv) profit trends evidenced by continued improvements in the Company's and Marsh's operating performance, (v) the non-recurring nature of some of the items that contributed to the losses, (vi) the carryforward periods for the net operating losses ("NOLs") and foreign tax credit carryforwards, (vii) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (viii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to approximately $240 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future annual earnings from the Company's profitable global operations, consistent with the Company's historical practice. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2011, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2011, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations of which all but approximately $82 million is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The Company expects to continue its practice of repatriating foreign funds out of annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $1.7 billion of cash from operations in 2011 compared with $722 million in 2010. These amounts reflect the net income reported by the Company during those periods, excluding gains or losses from investments and the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows.
The Company received $322 million in cash refunds of U.S. federal income taxes during the second quarter of 2011, comprising $212 million from carrying back the net capital loss incurred in 2010 from the sale of Kroll and various other assets, and $110 million from the cash settlement of the IRS audit for the periods 2006 through 2008. The audit settlement primarily reflected the allowance of carry back claims for net operating losses and excess foreign tax credits arising in 2008. The impact on the tax provision of these events was reflected in prior periods and did not impact income tax expense reported in 2011.
On June 11, 2010, the Company resolved the litigation brought by the ARMB on behalf of two Alaska benefit plans against Mercer, relating to work in the period 1992 to 2004. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million was covered by insurance.
Pension Related Items
During 2011, the Company contributed $24 million to its U.S. pension plans and $320 million to non-U.S. pension plans, compared with $221 million for U.S. plans and $237 million for non-U.S. plans in 2010.
On January 3, 2012, the Company contributed $100 million to its U.S. qualified plan. The Company’s expected funding for its U.S. and non-U.S. pension plans for the remainder of 2012 is approximately $24 million and $395 million, respectively. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in U.S. and applicable laws of other jurisdictions. There currently is no ERISA funding requirement for the U.S. qualified plan for 2011 or 2012. Funding requirements for non-U.S. plans vary by country.
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
Pension liabilities are impacted by, among other things, the discount rate set as of year-end. In addition, the year-over-year change in the funded status of the plans is impacted by the variance between actual and assumed results, particularly with regard to return on assets and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.7 billion and $3.0 billion at December 31, 2011 for the U.S. plans and non-U.S. plans, respectively, compared with $1.3 billion and $2.3 billion at December 31, 2010. The increase is primarily due to the impact of decreases in the discount rates as well as actual returns in 2011 that were lower than the estimated long-term rate of return on plan assets. In the past several years, the amount of actuarial losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities declined in both the U.S. and the U.K. (our two largest plans) in each of the three years for 2009 to 2011. At the end of 2009, the weighted average discount rate for all plans was 6.0%, declining to 5.6% and 4.9% at the end of 2010 and 2011, respectively. A decline in the discount rate increases the measured plan liability, resulting in actuarial losses. During 2011, the Company's defined benefit pension plan assets had actual returns of 5.8%, and 4.8% in the U.S. and U.K., respectively. During 2010, the actual returns were 14.4% in the U.S. and 13.5% in the U.K., and in 2009 were 12.6% and 14.8% in the U.S and U.K., respectively. In 2011, both the decline in the discount rate and actual asset returns that were lower than the assumed rates of return contributed to the actuarial losses. In 2010 and 2009, actuarial losses resulting from declines in the discount rate were partly offset by actual asset returns which exceeded the assumed rates of return in each year.
Overall, the Company’s pension expense is expected to increase in 2012 by approximately $30 million before the partly-offsetting impacts on bonuses and other incentive compensation and possible movements in foreign exchange rates. The increase in the expected pension expense in 2012 results primarily from a decline in the discount rates used to measure plan liabilities, which has the effect of increasing pension expense, and the impact of a lower assumed rate of return on assets in the U.K., partly offset by lower amortization of actuarial losses, reflecting the fact that substantially all the participants in a U.K. plan which has been closed to new entrants for more than ten years are now inactive.

The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
Financing Cash Flows
Net cash used for financing activities was $1.0 billion in 2011 compared with $1.1 billion of net cash used for financing activities in 2010. The Company reduced outstanding debt by approximately $100 million, $550 million and $10 million in 2011, 2010 and 2009, respectively.
Debt
On July 15, 2011, the Company purchased $600 million of outstanding notes comprised of $330 million of its 2014 Notes and $270 million of its 2015 Notes (collectively, the "Notes"). The Company acquired the Notes at fair value plus a tender premium, which exceeded its carrying value. A charge of approximately $72 million was recorded in the Consolidated Statement of Income in the third quarter of 2011 related to the extinguishment of this debt.
The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to purchase the Notes.
During 2010, the Company’s 5.15% ten-year fixed rate $550 million senior notes matured. The Company used a portion of the cash received from the Kroll disposition to fund the maturity of those notes.
Acquisitions
In the second quarter of 2011, the Company acquired the remaining minority interest of a previously majority-owned entity for total cash consideration of $8 million.
In the first quarter of 2011 and 2010, the Company paid deferred purchase consideration of $13 million and $15 million, respectively, related to the purchase in 2009 of the minority interest of a previously controlled entity.
Credit Facilities
On October 13, 2011, the Company and certain of its subsidiaries entered into a new $1.0 billion multi-currency five-year unsecured revolving credit facility, which replaced the $1.0 billion facility discussed below. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings under this facility at December 31, 2011.
The Company and certain of its subsidiaries previously maintained a $1.0 billion multi-currency three-year unsecured revolving credit facility. This facility was due to expire in October 2012.
The Company’s senior debt is currently rated Baa2 by Moody’s and BBB- by Standard & Poor’s. The Company’s short-term debt is currently rated P-2 by Moody’s and A-3 by Standard & Poor’s. The Company carries a stable outlook from Moody’s and Standard & Poor’s.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $248 million at December 31, 2011 and $272 million at December 31, 2010. There were no outstanding borrowings under these facilities.
Share Repurchases
During 2011, the Company repurchased approximately 12.3 million shares of its common stock for total consideration of approximately $361 million at an average price per share of $29.44. During the third quarter of 2011 the Company received authorization to increase the share repurchase program to $1 billion from $500 million. The Company remains authorized to repurchase additional shares of its common stock up to a value of $553 million. There is no time limit on this authorization.

On September 15, 2010, the Company’s Board of Directors authorized a $500 million share repurchase program. During the fourth quarter of 2010, the Company repurchased 3.4 million of its common stock for total consideration of $85.5 million.
Dividends
The Company paid total dividends of $480 million in 2011 ($0.86 per share), $452 million in 2010 ($0.81 per share) and $431 million in 2009 ($0.80 per share).
Investing Cash Flows
Net cash used for investing activities amounted to $457 million in 2011 compared with $535 million of net cash provided by investing activities in 2010. The Company made 12 acquisitions in 2011. Cash used for these acquisitions, net of cash acquired, was $160 million compared with $427 million used for acquisitions in 2010. In addition, the Company recorded a liability of $33 million for estimated contingent purchase consideration related to the acquisitions completed in 2011. In 2011, the Company also paid $11 million for deferred purchase consideration, $62 million into escrow for future acquisitions and $4 million for the purchase of other intangible assets. In 2010, in addition to the cash paid, the Company issued approximately 7.6 million shares of common stock with an acquisition date value of $183 million, and also paid $60 million of deferred purchase consideration, $3 million for other intangible assets and $2 million of contingent purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of $201 million for acquisitions completed in 2011 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2011.
Cash provided by the sale of securities was $6 million and $32 million in 2011 and 2010, respectively.
During 2010, the Company received $1.13 billion from its disposition of Kroll, which closed on August 3, 2010 and $110 million from the disposition of KLS which closed in the second quarter of 2010.
The Company’s additions to fixed assets and capitalized software, which amounted to $280 million in 2011 and $271 million in 2010, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs. In 2010, the additions to fixed assets and capitalized software include $13 million related to Kroll, which is classified in discontinued operations.
The Company has committed to potential future investments of approximately $80 million in connection with its investments in Trident II, and other funds managed by Stone Point Capital, LLC, and approximately $60 million in two private equity funds that invest primarily in financial services companies managed by companies unrelated to Stone Point Capital. The majority of the Company’s investment commitments for funds managed by Stone Point Capital, LLC are related to Trident II, the investment period for which is now closed for new investments. No significant future capital calls related to Trident II are expected.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2011:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$259	$259	$—	$—	$—
Long-term debt	2,673	—	590	501	1,582
Interest on long-term debt	1,245	167	300	230	548
Net operating leases	2,383	363	596	433	991
Service agreements	349	101	106	80	62
Other long-term obligations	201	77	123	1	—
Total	$7,110	$967	$1,715	$1,245	$3,183

The above does not include the liability for unrecognized tax benefits of $143 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $12 million that may become payable during 2012. The above does not include the indemnified liabilities discussed in Note 16 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of approximately $1.5 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The amounts of estimated future benefits payments to be made from plan assets are disclosed in Note 8 to the consolidated financial statements. The Company expects to contribute approximately $124 million and $395 million in 2012 to its U.S. and non-U.S. pension plans, respectively.
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
Legal and Other Loss Contingencies
The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions. GAAP requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgement is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
The Company recognizes the funded status of its overfunded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in the Company’s consolidated balance sheets. These gains and losses are amortized prospectively out of AOCI over a period that approximates the average remaining service period of active employees, or for plans in which substantially all the participants are inactive, over the remaining life expectancy of the inactive employees.
The determination of net periodic pension cost is based on a number of actuarial assumptions, including an expected long-term rate of return on plan assets, the discount rate and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. The Company believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate actuarial assumptions at least annually and adjust them as appropriate. Based on its current assumptions, the Company expects pension expense in 2012 to increase approximately $30 million compared with 2011 before partly-offsetting impacts of bonuses and other incentive compensation and possible movements in foreign exchange rates.
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

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(18)	$(31)	$18	$31
Discount Rate	$(34)	$(31)	$35	$31
Changing the discount rate and leaving the other assumptions constant may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate. Changes in these assumptions will not necessarily have a linear impact on the net periodic pension cost.
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
Tax law requires items be included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for and amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax-planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior carryback years if carryback is permitted under the appropriate tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carryforwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.
Fair Value Determinations
Investment Valuation—The Company holds investments in private companies as well as certain private equity funds. Certain investments, primarily investments in private equity funds, are accounted for using the equity method. Although not directly recorded in the Company’s consolidated balance sheets, the Company defined benefit pension plans hold investments of approximately $10.7 billion. The fair value of these investments determines, in part, the over-or under-funded status of those plans, which is included in the Company’s consolidated balance sheets. The Company periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. The Company bases its review on the facts and circumstances as they relate to each investment. Fair value of investments in private equity funds is determined by the funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of the Company’s investments. The Company reviews with the fund manager the appropriateness of valuation results for significant private equity investments.
Goodwill Impairment Testing—The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual goodwill impairment test for each of its reporting units during the third quarter of each year. The Company adopted new accounting guidance in the third quarter of 2011. Under this guidance, a company may first assess qualitative factors to determine whether it is necessary to perform the goodwill impairment test. If, as a result of this qualitative assessment, a company determines the fair value of a reporting unit is more likely than not lower than its carrying value, a step 1 impairment assessment must be performed. The Company considered the totality of numerous factors, which included that the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair values of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year over year change in the Company's share price.
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
As of December 31, 2011, there was $21.0 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.6 years. Also as of December 31, 2011, there was $191 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and deferred stock unit awards.
See Note 9 to the consolidated financial statements for additional information regarding accounting for share-based payments.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2011
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,113
Fiduciary cash and investments	$4,082
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 12 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $5 million.
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

Equity Price Risk
The Company holds investments in both public and private companies, certain private equity funds managed by Stone Point Capital, as well as two private equity funds managed by companies unrelated to Stone Point Capital that invests primarily in financial services companies. Publicly traded investments of $20 million are classified as available for sale. Non-publicly traded investments of $37 million are accounted for using the cost method and $119 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 16 to the consolidated financial statements included elsewhere in this report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2011	2010	2009
Revenue	$11,526	$10,550	$9,831
Expense:
Compensation and benefits	6,969	6,465	6,182
Other operating expenses	2,919	3,146	2,871
Operating expenses	9,888	9,611	9,053
Operating income	1,638	939	778
Interest income	28	20	17
Interest expense	(199)	(233)	(241)
Cost of extinguishment of debt	(72)	—	—
Investment income (loss)	9	43	(2)
Income before income taxes	1,404	769	552
Income tax expense	422	204	21
Income from continuing operations	982	565	531
Discontinued operations, net of tax	33	306	(290)
Net income before non-controlling interests	1,015	871	241
Less: Net income attributable to non-controlling interests	22	16	14
Net income attributable to the Company	$993	$855	$227
Basic net income per share – Continuing operations	$1.76	$1.01	$0.97
– Net income attributable to the Company	$1.82	$1.56	$0.43
Diluted net income per share – Continuing operations	$1.73	$1.00	$0.96
–Net income attributable to the Company	$1.79	$1.55	$0.42
Average number of shares outstanding – Basic	542	540	522
– Diluted	551	544	524
Shares outstanding at December 31,	539	541	530
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions of dollars)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,113	$1,894
Receivables
Commissions and fees	2,676	2,544
Advanced premiums and claims	86	96
Income tax receivable	33	323
Other	216	186
	3,011	3,149
Less-allowance for doubtful accounts and cancellations	(105)	(114)
Net receivables	2,906	3,035
Current deferred tax assets	376	177
Other current assets	253	170
Total current assets	5,648	5,276
Goodwill and intangible assets	6,963	6,823
Fixed assets, net	804	822
Pension related assets	39	265
Deferred tax assets	1,205	1,205
Other assets	795	919
	$15,454	$15,310
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$260	$8
Accounts payable and accrued liabilities	2,016	1,741
Accrued compensation and employee benefits	1,400	1,294
Accrued income taxes	63	62
Total current liabilities	3,739	3,105
Fiduciary liabilities	4,082	3,824
Less – cash and investments held in a fiduciary capacity	(4,082)	(3,824)
	—	—
Long-term debt	2,668	3,026
Pension, postretirement and postemployment benefits	1,655	1,211
Liabilities for errors and omissions	468	430
Other liabilities	984	1,123
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2011 and December 31, 2010	561	561
Additional paid-in capital	1,156	1,185
Retained earnings	7,949	7,436
Accumulated other comprehensive loss	(3,188)	(2,300)
Non-controlling interests	57	47
	6,535	6,929
Less – treasury shares, at cost, 21,463,226 shares at December 31, 2011 and 20,132,120 shares at December 31, 2010	(595)	(514)
Total equity	5,940	6,415
	$15,454	$15,310
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

For the Years Ended December 31,
(In millions of dollars)	2011	2010	2009
Operating cash flows:
Net income before non-controlling interests	$1,015	$871	$241
Adjustments to reconcile net income to cash provided by operations:
Goodwill impairment charge	—	—	315
Depreciation and amortization of fixed assets and capitalized software	267	291	307
Amortization of intangible assets	65	66	58
Charge for early extinguishment of debt	72	—	—
Provision for deferred income taxes	178	16	42
(Gain) loss on investments	(8)	(40)	8
Loss (gain) on disposition of assets	35	(17)	56
Stock option expense	21	18	11
Changes in assets and liabilities:
Net receivables	143	(216)	(81)
Other current assets	(225)	51	(28)
Other assets	(94)	(216)	118
Accounts payable and accrued liabilities	108	(55)	124
Accrued compensation and employee benefits	107	(13)	92
Accrued income taxes	1	32	(95)
Other liabilities	32	(145)	(487)
Effect of exchange rate changes	(12)	79	(41)
Net cash provided by operations	1,705	722	640
Financing cash flows:
Purchase of treasury shares	(361)	(86)	—
Proceeds from issuance of debt	496	—	398
Repayments of debt	(11)	(559)	(408)
Payments for early extinguishment of debt	(672)	—	—
Purchase of non-controlling interests	(21)	(15)	(24)
Shares withheld for taxes on vested units – treasury shares	(93)	(59)	(33)
Issuance of common stock	162	41	34
Contingent payments for acquisitions	(16)	—	—
Distributions to non-controlling interests	(11)	—	—
Dividends paid	(480)	(452)	(431)
Net cash used for financing activities	(1,007)	(1,130)	(464)
Investing cash flows:
Capital expenditures	(280)	(271)	(305)
Net sales of long-term investments	62	91	53
Proceeds from sales of fixed assets	3	6	7
Dispositions	—	1,202	75
Acquisitions	(237)	(492)	(73)
Other, net	(5)	(1)	7
Net cash (used for) provided by investing activities	(457)	535	(236)
Effect of exchange rate changes on cash and cash equivalents	(22)	(10)	152
Increase in cash and cash equivalents	219	117	92
Cash and cash equivalents at beginning of period	1,894	1,777	1,685
Cash and cash equivalents at end of period	$2,113	$1,894	$1,777
Cash and cash equivalents—reported as discontinued operations	—	—	70
Cash and cash equivalents—continuing operations	$2,113	$1,894	$1,707
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2011	2010	2009
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,185	$1,211	$1,245
Change in accrued stock compensation costs	(13)	6	54
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(14)	(17)	2
Purchase of subsidiary shares from non-controlling interests	(2)	—	(38)
Issuance of shares for acquisitions	—	(15)	(52)
Balance, end of period	$1,156	$1,185	$1,211
RETAINED EARNINGS
Balance, beginning of year	$7,436	$7,033	$7,237
Net income attributable to the Company (a)	993	855	227
Dividend equivalents paid	(14)	(15)	(14)
Dividends declared – (per share amounts: $0.86 in 2011, $0.81 in 2010 and $0.80 in 2009)	(466)	(437)	(417)
Balance, end of period	$7,949	$7,436	$7,033
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(2,300)	$(2,171)	$(2,098)
Foreign currency translation adjustments (b)	(104)	(27)	346
Unrealized investment holding losses, net of reclassification adjustments (c)	(5)	(12)	(2)
Net changes under benefit plans, net of tax (d)	(779)	(90)	(417)
Balance, end of period	$(3,188)	$(2,300)	$(2,171)
TREASURY SHARES
Balance, beginning of year	$(514)	$(806)	$(1,223)
Issuance of shares under stock compensation plans and employee stock purchase plans	280	180	136
Issuance of shares for acquisitions	—	198	281
Purchase of treasury shares	(361)	(86)	—
Balance, end of period	$(595)	$(514)	$(806)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$47	$35	$38
Net income attributable to non-controlling interests (e)	22	16	14
Purchase of subsidiary shares from non-controlling interests	(5)	—	(8)
Other changes	(7)	(4)	(9)
Balance, end of period	$57	$47	$35
TOTAL EQUITY	$5,940	$6,415	$5,863
TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)	$127	$742	$168
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Nature of Operations:  Marsh & McLennan Companies, Inc. (“the Company”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, the Company’s two segments are Risk and Insurance Services and Consulting.
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
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 4 to the Consolidated Financial Statements.
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
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $47 million, $45 million and $54 million in 2011, 2010 and 2009, respectively. The Consulting segment recorded fiduciary interest income of $4 million in each of 2011 , 2010 and 2009. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Fiduciary assets include approximately $62 million and $283 million of fixed income securities classified as available for sale at December 31, 2011 and 2010, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, mature or are recognized as an other than temporary impairment. Unrealized gains, net of tax, on these securities were $2 million and $5 million at December 31, 2011 and 2010, respectively.
Net uncollected premiums and claims and the related payables amounted to $9 billion and $9.1 billion at December 31, 2011 and 2010, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered and interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in the Company's reinsurance broking operations), as of the effective date or billing date, whichever is later. Commissions are net of policy cancellation reserves, which are estimated based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.
As part of the sale of MMC Capital in 2005, the Company retained the right to receive certain performance fees related to the Trident II and Trident III private equity partnerships. The Company has deferred the recognition of such performance fee revenue of $74 million at December 31, 2011. This revenue is based on the investment performance over the life of each private equity fund, and future declines in fund performance from current levels may result in the forfeiture of such revenue. The Company recognizes performance fee revenue when such fees are no longer subject to forfeiture, which for the $74 million noted above, may take a number of years to resolve.
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

The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2011	2010
Furniture and equipment	$1,101	$1,079
Land and buildings	405	402
Leasehold and building improvements	767	752
	2,273	2,233
Less-accumulated depreciation and amortization	(1,469)	(1,411)
	$804	$822
Investment Securities:  The Company holds investments primarily in private companies and certain private equity funds.
Certain investments, primarily investments in private equity funds, are accounted for under the equity method using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at net asset value. The Company records its proportionate share of the change in fair value of the funds in earnings which amounted to gains/(losses) of $10 million, $32 million and $(6) million in 2011, 2010 and 2009, respectively. Securities recorded using the equity method are included in other assets in the consolidated balance sheets.
The Company has an investment in Trident II limited partnership, a private equity investment fund. At December 31, 2011, the Company’s investment in Trident II was approximately $78 million, reflected in other assets in the consolidated balance sheet. The Company’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $67 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.
Gains or losses recognized in earnings from the investment securities described above are included in investment income (loss) in the consolidated statements of income. Costs related to management of the Company’s investments, including incentive compensation partially derived from investment income and (loss), are recorded in operating expenses.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, during 2011 the Company adopted new accounting guidance that allows companies to assess qualitative factors to determine if a step 1 assessment is necessary. Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2011 or 2010.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $244 million and $215 million, net of accumulated amortization of $619 million and $572 million at December 31, 2011 and 2010, respectively, are included in Other assets in the consolidated balance sheets.

Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions. GAAP requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgement is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under the Company’s various insurance programs.
The legal and other contingent liabilities described above are not discounted.
Income Taxes:  The Company's tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions and the ability to realize deferred tax assets.
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
Tax law requires items be included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.
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
Per Share Data: Under the accounting guidance which applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method.
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

Basic EPS Calculation Continuing Operations
(In millions, except per share figures)	2011	2010	2009
Net income from continuing operations	$982	$565	$531
Less: Net income attributable to non-controlling interests	22	16	14
Net income from continuing operations attributable to the Company	960	549	517
Less: Portion attributable to participating securities	6	6	12
Net income attributable to common shares for basic earnings per share	$954	$543	$505
Basic weighted average common shares outstanding	542	540	522

Basic EPS Calculation Net Income
(In millions, except per share figures)	2011	2010	2009
Net income attributable to the Company	$993	$855	$227
Less: Portion attributable to participating securities	6	11	4
Net income attributable to common shares for basic earnings per share	$987	$844	$223
Basic weighted average common shares outstanding	542	540	522

Diluted EPS Calculation Continuing Operations
(In millions, except per share figures)	2011	2010	2009
Net income from continuing operations	$982	$565	$531
Less: Net income attributable to non-controlling interests	22	16	14
Net income from continuing operations attributable to the Company	960	549	517
Less: Portion attributable to participating securities	6	6	12
Net income attributable to common shares for diluted earnings per share	$954	$543	$505
Basic weighted average common shares outstanding	542	540	522
Dilutive effect of potentially issuable common shares	9	4	2
Diluted weighted average common shares outstanding	551	544	524
Average stock price used to calculate common stock equivalents	$29.40	$23.76	$21.44

Diluted EPS Calculation Net Income
(In millions, except per share figures)	2011	2010	2009
Net income attributable to the Company	$993	$855	$227
Less: Portion attributable to participating securities	6	11	4
Net income attributable to common shares for diluted earnings per share	$987	$844	$223
Basic weighted average common shares outstanding	542	540	522
Dilutive effect of potentially issuable common shares	9	4	2
Diluted weighted average common shares outstanding	551	544	524
Average stock price used to calculate common stock equivalents	$29.40	$23.76	$21.44
There were 38.9 million, 43.4 million and 46.4 million stock options outstanding as of December 31, 2011, 2010 and 2009, respectively.

Other Significant Matters Impacting Results in Prior Periods: In June 2010, the Company settled a lawsuit brought by the Alaska Retirement Management Board (“ARMB”) against Mercer. Under the terms of the settlement agreement, Mercer paid $500 million, of which $100 million was covered by insurance, and recognized a charge of $400 million in the second quarter of 2010.

In December 2009, the U.S. District Court for the Southern District of New York approved a settlement of the purported securities class action lawsuit against the Company, Marsh and certain of their former officers based on similar allegations to those made in the NYAG complaint. Without admitting liability or wrongdoing of any kind, the Company agreed to pay $425 million, $205 million of which was covered by insurance and recognized a charge of $220 million in the fourth quarter of 2009. The settlement resolved all of the claims in this lawsuit against the Company, Marsh and the named individuals.

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
On December 23, 2011, the FASB issued an update that indefinitely defers the provision in this guidance related to the presentation of reclassification adjustments. This new guidance is effective for fiscal and interim periods within those years beginning after December 15, 2011. Other than enhanced disclosure, adoption of this guidance will not have a material affect on the Company’s financial statements.
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
Also, effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result, the guidance discussed in the preceding paragraph did not apply to certain investment management trusts managed by Mercer. Mercer manages approximately $15 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
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
Reclassifications:  Certain reclassifications have been made to prior year amounts to conform with current year presentation, in particular with regard to separate disclosure of current deferred income tax assets on the consolidated balance sheets.
2.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid

(In millions of dollars)	2011	2010	2009
Assets acquired, excluding cash	$214	$867	$420
Liabilities assumed	(21)	(176)	(24)
Shares issued (7.6 million and 10.7 million shares in 2010 and 2009, respectively)	—	(183)	(229)
Contingent/deferred purchase consideration	(33)	(81)	(100)
Net cash outflow for current year acquisitions	160	427	67
Purchase of other intangibles	4	3	—
Contingent payments from prior years' acquisitions	—	2	6
Deferred purchase consideration from prior years' acquisitions	11	60	—
Subtotal	$175	$492	$73
Cash paid into escrow for future acquisition	62	—	—
Net cash outflow for acquisitions	$237	$492	$73

(In millions of dollars)	2011	2010	2009
Interest paid	$188	$232	$230
Income taxes paid, net of refunds	$37	$39	$219
The Company had non-cash issuances of common stock under its share-based payment plan of $197 million, $182 million and $123 million at December 31, 2011, 2010 and 2009, respectively. The Company recorded stock-based compensation expense related to equity awards of $165 million, $174 million and $193 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories is as follows:

For the Year Ended December 31,
(In millions of dollars)	2011	2010	2009
Net cash provided by (used for) operations	$11	$(6)	$50
Net cash used for investing activities	$—	$(14)	$(42)
Effect of exchange rate changes on cash and cash equivalents	$—	$(2)	$5
The information above excludes the cash flow impacts of actual disposal transactions related to discontinued operations because the Company believes these transactions to be cash flows attributable to the parent company, arising from its decision to dispose of the discontinued operation. In 2010, the Company’s cash flow reflects cash provided by investing activities of $1.13 billion from the disposal of Kroll and $110 million related to the disposition of KLS and in 2009, $75 million primarily from the disposal of Kroll Government Services (“KGS”).

An analysis of the allowance for doubtful accounts is as follows:

For the Year Ended December 31,
(In millions of dollars)	2011	2010	2009
Balance at beginning of year	$114	$107	$93
Provision charged to operations	11	20	23
Accounts written-off, net of recoveries	(21)	(26)	(14)
Effect of exchange rate changes and other	1	13	5
Balance at end of year	$105	$114	$107

3.    Other Comprehensive Income (Loss)
The components of comprehensive income are as follows:

For the Year Ended December 31,
(In millions of dollars)	2011	2010	2009
Foreign currency translation adjustments, net of income tax expense (credit) ($4, $(7) and $54 in 2011, 2010 and 2009, respectively)	$(104)	$(27)	$346
Unrealized investment holding losses, net of income tax credit ($4, $2 and $2 in 2011, 2010, and 2009, respectively)	(4)	(7)	(1)
Less: Reclassification adjustment for realized (gains) included in net income, net of income tax expense of $0, $3 and $1 in 2011, 2010 and 2009, respectively	(1)	(5)	(1)
(Losses) gains related to pension/retiree plans, net of income tax credits ($335, $56 and $172 in 2011, 2010 and 2009, respectively)	(779)	(90)	(417)
Other comprehensive (loss) income	(888)	(129)	(73)
Net income before non-controlling interests	1,015	871	241
Comprehensive income before non-controlling interests	127	742	168
Less: Comprehensive income attributable to non-controlling interests	(22)	(16)	(14)
Comprehensive income attributable to the Company	$105	$726	$154
The components of accumulated other comprehensive income (loss) are as follows:

As of December 31,
(In millions of dollars)	2011	2010
Foreign currency translation adjustments (net of deferred tax liability of $14 and $10 in 2011 and 2010, respectively)	$(42)	$62
Net unrealized investment gains (net of deferred tax liability of $1 and $5 in 2011 and 2010, respectively)	6	11
Net charges related to pension / retiree plans (net of deferred tax asset of $1,508 and $1,173 in 2011 and 2010, respectively)	(3,152)	(2,373)
	$(3,188)	$(2,300)

4.     Acquisitions
During 2011 the Company made seven acquisitions in its Risk and Insurance Services segment and five in its Consulting segment. In January 2011, Marsh acquired RJF Agencies, Inc., an independent insurance broking firm in the Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. In July 2011, Marsh acquired Prescott Pailet Benefits, an employee benefits broker in the state of Texas. In October 2011, Marsh acquired the employee benefits division of Kaeding, Ernst & Co, a Massachusetts-based employee benefits, life insurance and financial planning consulting firm. In November 2011, Marsh acquired Gallagher & Associates, Inc., a property and casualty insurance agency based in Minnesota. In November 2011, Marsh acquired Seitlin Insurance, an insurance firm based in South Florida. These acquisitions were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.
In January 2011, Mercer acquired Hammond Associates, an investment consulting company for endowments and foundations in the U.S. In June 2011, Mercer acquired Evaluation Associates LLC, an investment consulting firm. In July 2011, Mercer acquired Mahoney Associates, a health and benefits advisory firm based in South Florida. In August 2011, Mercer acquired Censeo Corporation, a human resource consulting firm based in Florida. In December 2011, Mercer acquired Alicia Smith & Associates, a Medicaid policy consulting firm based in Washington, D.C.
Total purchase consideration for the 2011 acquisitions was $197 million which consisted of cash paid of $164 million and deferred and estimated contingent consideration of $33 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $27 million of deferred purchase and contingent consideration related to acquisitions made in prior years. In addition, the Company paid $4 million to purchase other intangible assets during 2011.
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

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (amounts in millions):

Cash	$164
Deferred/Contingent consideration	33
Total Consideration	$197
Allocation of purchase price:
Cash and cash equivalents	$4
Accounts receivable, net	8
Other current assets	—
Property, plant, and equipment	3
Other assets	1
Intangible assets	80
Goodwill	122
Total assets acquired	218
Current liabilities	14
Other liabilities	7
Total liabilities assumed	21
Net assets acquired	$197
Prior Year Acquisitions
The Company made six acquisitions in its Risk and Insurance Services segment and two acquisitions in its Consulting segment during 2010.
In the first quarter of 2010, the Company acquired Haake Companies, Inc., an independent insurance broking firm in the Midwest, and Thomas Rutherfoord, Inc., an insurance broking firm in the Southeast and mid-Atlantic regions in the U.S. In the second quarter of 2010, Marsh completed the acquisition of HSBC Insurance Brokers Ltd. ("HIBL"). This transaction deepens Marsh’s presence in the U.K., Hong Kong, Singapore, China and the Middle East. As part of the acquisition agreement, Marsh also entered into a strategic partnership with HSBC Bank that gives the Company preferred access to provide insurance broking and risk management services to HSBC and their corporate and private clients. Also in the second quarter, Marsh & McLennan Agency acquired the Bostonian Group, a regional insurance brokerage in New England. In the fourth quarter of 2010, Marsh acquired Strategic Benefits Solutions, Inc., a benefits brokerage and consulting firm located in the Southeast region of the U.S., and Trion Group, Inc., a provider of brokerage and administrative services. Each of these acquisitions, except HIBL, were made to expand Marsh’s share in the middle-market through Marsh & McLennan Agency.
In July 2010, Mercer acquired IPA, a provider of health and benefit record-keeping and employee enrollment technology. In August 2010, Mercer acquired ORC Worldwide, a premier provider of HR knowledge, data and solutions for professionals in numerous industries.
Total purchase consideration for the eight acquisitions made during the year of 2010 was $754 million which consisted of cash paid of $490 million, the issuance of 7.6 million shares with a fair value of $183 million, and estimated contingent consideration of $81 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
In 2010, the Company also paid $60 million of deferred purchase consideration and $2 million of contingent purchase consideration related to acquisitions made in prior years and $3 million to purchase other intangible assets.

In the first quarter of 2010, the Company paid deferred purchase consideration of $15 million related to the purchase in 2009 of the minority interest of a previously controlled entity.
Pending Acquisitions
In January 2012, Marsh announced that it had acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia.
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

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009
Revenue	$11,563	$10,839	$10,436
Income from continuing operations	$985	$580	$572
Net income attributable to the Company	$996	$870	$268
Basic net income per share:
– Continuing operations	$1.77	$1.03	$1.02
– Net income attributable to the Company	$1.83	$1.59	$0.49
Diluted net income per share:
– Continuing operations	$1.74	$1.02	$1.01
– Net income attributable to the Company	$1.80	$1.57	$0.49
The Consolidated Statements of Income for 2011 include approximately $79 million of revenue and $12 million of net operating income, respectively, related to acquisitions made during 2011.

5.     Discontinued Operations

As part of the disposal transactions for Putnam and Kroll, the Company provided certain indemnities, primarily related to pre-transaction tax uncertainties and legal contingencies. In accordance with applicable accounting guidance, liabilities were established related to these indemnities at the time of the sales and reflected as a reduction of the gain on disposal. Discontinued operations includes charges or credits resulting from the settlement or resolution of the indemnified matters, as well as adjustments to the liabilities related to such matters. Discontinued operations in 2011 includes credits of $50 million from the resolution of certain legal matters and insurance recoveries, as well as the settlement of tax audits and the expiration of the statutes of limitations related to certain of the indemnified matters, primarily with respect to Putnam.

 Marsh's BPO business, one of seven units within the Marsh Consumer business, provides policy, claims, call center and accounting operations on an outsourced basis to life insurance carriers (herein referred to as the "Marsh BPO" business). Marsh invested in a technology platform that was designed to make the BPO business scalable and more efficient. During 2011, Marsh decided that it would cease investing in the technology platform and instead exit the business via a sale. In the fourth quarter of 2011, management initiated a plan to sell the Marsh BPO business. The Company wrote off capitalized software of the BPO business of $17 million, net of tax, which is included in discontinued operations.

In the first quarter of 2010, Kroll completed the sale of KLS and on August 3, 2010, the Company completed the sale of Kroll to Altegrity.
Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statements of income. The year ended 2010 also includes the gain on the sale of Kroll and related tax benefits and the loss on the sale of KLS, which includes the tax provision of $36 million on the sale.
The Company’s tax basis in its investment in the stock of Kroll at the time of sale exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not tax. A $265 million deferred tax benefit was recorded in discontinued operations in 2010 as a result of the sale of Kroll.
Summarized Statements of Income data for discontinued operations is as follows:

For the Year Ended December 31,
(In millions of dollars)	2011	2010	2009
Kroll Operations
Revenue	$—	$381	$699
Expense (a)	—	345	958
Net operating income	—	36	(259)
Income tax	—	16	24
Income from Kroll operations, net of tax	—	20	(283)
Other discontinued operations, net of tax	(17)	(7)	—
Income (loss) from discontinued operations, net of tax	(17)	13	(283)
Disposals of discontinued operations (b)	25	58	8
Income tax (credit) expense (c)	(25)	(235)	15
Disposals of discontinued operations, net of tax	50	293	(7)
Discontinued operations, net of tax	$33	$306	$(290)
Discontinued operations, net of tax per share
– Basic	$0.06	$0.55	$(0.54)
– Diluted	$0.06	$0.55	$(0.54)

(a)	Includes goodwill impairment charge of $315 million in 2009.

(b)	Includes gain on sale of Kroll and the gain on the sale of KLS in 2010 and a loss on the sale of Kroll Government Services in 2009.

(c)
Includes the provision /(credit) for income taxes relating to the recognition of tax benefits recorded in connection with the sale of Kroll as well as a tax provision of $36 million on the sale of KLS in 2010.

6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. The Company adopted new accounting provisions in the third quarter of 2011. Under this guidance, a company may first assess qualitative factors to determine whether it is necessary to perform the goodwill impairment test. If, as a result of this qualitative assessment, a company determines the fair value of a reporting unit is more likely than not lower than its carrying value, a step 1 impairment assessment must be performed. The Company considered the totality of numerous factors, which included that the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair values of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year over year change in the Company's share price.
Based on its qualitative evaluation, the Company concluded that a two-step goodwill impairment test was not required in 2011.
The Company completed the sale of Kroll on August 3, 2010. As previously reported, in the second quarter of 2009, Kroll completed the sale of KGS, its U.S. government security clearance screening business. As a result of the sale, the Company allocated goodwill between KGS (the portion of the reporting unit sold) and Kroll (the portion of the reporting unit retained), based on the relative fair value of the two units. In addition, as required under GAAP, the Company evaluated the portion of the reporting unit retained for potential impairment. Fair value was estimated using a market approach, based on management’s latest projections and outlook for the businesses in the current environment. This fair value determination was categorized as Level 3 in the fair value hierarchy. On the basis of the step one impairment test, the Company concluded that goodwill in the reporting unit was impaired. A step two impairment test which under ASC Topic No. 350 (“Intangibles – Goodwill and Other”) is required to be completed after an impairment is indicated in a step one test and requires a complete re-valuation of all assets and liabilities of the reporting units in the same manner as a business combination. The Company recorded a non-cash charge of $315 million to write down Kroll’s goodwill to its estimated fair value in 2009. The charge of $315 million is included in discontinued operations, which also includes the operating results of Kroll.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2011	2010
Balance as of January 1, as reported(a)	$6,420	$5,990
Goodwill acquired	124	502
Other adjustments(b)	18	(72)
Balance at December 31,	$6,562	$6,420

(a)	Amounts in 2010 exclude goodwill and accumulated impairment losses related to Kroll, which were reclassified to discontinued operations.

(b)	Primarily purchase accounting adjustments and foreign exchange.
The goodwill acquired of $124 million in 2011 represents $76 million related to the Risk and Insurance Services segment and $48 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $4.5 billion and Consulting, $2.1 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	2011			2010
December 31, (In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$666	$265	$401	$615	$212	$403

Aggregate amortization expense for the years ended December 31, 2011, 2010 and 2009 was $65 million, $50 million and $26 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2012	$64
2013	59
2014	55
2015	53
2016	40
Subsequent years	130
$401
7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2011	2010	2009
Income before income taxes:
U.S.	$121	$(296)	$(438)
Other	1,283	1,065	990
	$1,404	$769	$552

The expense (benefit) for income taxes is comprised of:

Income taxes:
Current–
U.S. Federal	$7	$(90)	$(308)
Other national governments	289	249	264
U.S. state and local	24	21	15
	320	180	(29)
Deferred–
U.S. Federal	5	(28)	16
Other national governments	90	50	39
U.S. state and local	7	2	(5)
	102	24	50
Total income taxes	$422	$204	$21

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2011	2010
Deferred tax assets:
Accrued expenses not currently deductible	$559	$524
Differences related to non-U.S. operations (a)	188	310
Accrued retirement & postretirement benefits—non-U.S. operations	164	45
Accrued retirement benefits U.S.	507	344
Net operating losses (b)	129	190
Income currently recognized for tax	62	57
Foreign tax credit carryforwards	169	129
Other	114	181
	$1,892	$1,780

Deferred tax liabilities:
Unrealized investment holding gains	$3	$6
Differences related to non-U.S. operations	99	174
Depreciation and amortization	233	203
Other	9	15
	$344	$398

(a)	Net of valuation allowances of $3 million in 2011 and 2010.

(b)	Net of valuation allowances of $46 million and $47 million in 2011 and 2010, respectively.

December 31,
(In millions of dollars)	2011	2010
Balance sheet classifications:
Current assets	$376	$177
Other assets	$1,205	$1,205
Current liabilities	$(12)	$—
Other liabilities	$(21)	$—
U.S. Federal income taxes are not provided on temporary differences with respect to investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2011 amounted to approximately $4.1 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below.

For the Years Ended December 31,	2011	2010	2009
	%	%	%
U.S. Federal statutory rate	35.0	35.0	35.0
U.S. state and local income taxes—net of U.S. Federal income tax benefit	1.6	1.9	1.3
Differences related to non-U.S. operations	(6.5)	(9.5)	(15.9)
Change in Unrecognized Tax Benefits	(0.1)	(0.2)	(16.8)
Other	0.1	(0.7)	0.2
Effective tax rate	30.1	26.5	3.8

The Company’s consolidated tax rate in 2011 was 30.1% and in 2010 was 26.5%. The tax rate in each year reflects foreign operations, which are taxed at rates lower than the U.S. statutory tax rate.

The Company’s consolidated effective tax rate in 2009 was 3.8%. The tax rate reflects reductions relating to a decrease in the liability for unrecognized tax benefits and foreign operations taxed at rates lower than the U.S. statutory tax rate. The decrease in the liability for unrecognized tax benefits resulted from expiring statutes of limitations, audit settlements, and changes in estimates.

Valuation allowances had net decreases of $1 million and $4 million in 2011 and 2010, respectively. During the respective years, adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $7 million in 2011 and by $1 million in 2010. None of the cumulative valuation allowances relate to amounts which if realized would increase contributed capital in the future. Approximately 78% of the Company’s net operating loss carryforwards expire from 2012 through 2031, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2011 comprised state and local, and non-U.S. tax benefits of $93 million and $82 million, respectively, before reduction for valuation allowances. Foreign tax credit carryforwards expire from 2018 through 2021.

The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company and Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings.

In the United States, certain groups within the Company, which file on a combined basis, were profitable in 2011, but incurred losses in 2009 and 2010, and an entity within Marsh's operations, which files on a separate entity basis incurred a loss in 2009. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company's domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carryforwards in the Company's consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2011, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the profitability of the Company's U.S. operations in 2011 (ii) the nature, frequency, and severity of current and cumulative financial reporting losses, (iii) actions completed that are designed to reduce capacity and adjust to lower demand in the current economic environment, (iv) profit trends evidenced by continued improvements in the Company's and Marsh's operating performance, (v) the non-recurring nature of some of the items that contributed to the losses, (vi) the carryforward periods for the net operating losses ("NOLs") and foreign tax credit carryforwards, (vii) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (viii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to approximately $240 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future annual earnings from the Company’s profitable global operations, consistent with the Company's historical practice. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2011, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009:

(In millions of dollars)	2011	2010	2009
Balance at January 1	$199	$206	$293
Additions, based on tax positions related to current year	7	7	8
Additions for tax positions of prior years	39	10	28
Reductions for tax positions of prior years	(91)	(6)	(4)
Reductions due to reclassification of tax indemnifications on sale of Kroll	—	(3)	—
Settlements	(6)	(4)	(4)
Lapses in statutes of limitation	(5)	(11)	(115)
Balance at December 31	$143	$199	$206
Of the total unrecognized tax benefits at December 31, 2011 and 2010, $102 million and $123 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2011 and 2010, before any applicable federal benefit, was $17 million and $35 million, respectively.

As discussed in Note 5, the Company has provided certain indemnities related to contingent tax liabilities as part of the disposals of Putnam and Kroll. At December 31, 2011, 2010 and 2009, $14 million, $75 million and $80 million, respectively, included in the chart above, relates to Putnam and Kroll positions included in consolidated Company tax returns. Since the Company remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of the Company’s consolidated liability for uncertain tax positions. Any future charges or credits that are directly related to the disposal of Putnam and Kroll and the indemnified contingent tax issues, including interest accrued, will be recorded in discontinued operations as incurred. The balance of gross unrecognized tax benefits at January 1, 2010 in the chart above includes balances related to stand alone tax filings of Kroll that were reclassified and are included as part of the fair value liability for contingent tax indemnities following the sale transaction.

The Company is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service (IRS) completed its examination of 2006 through 2008 during the first quarter of 2011 and is currently examining 2009 and 2010.   During 2011, the Company was accepted to participate in the IRS Compliance Assurance Process (CAP) which is structured to conduct real-time compliance reviews.  The IRS is currently performing a pre-filing review of the Company's 2011 U.S. operations. New York State has examinations underway for various entities covering the years 2003 through 2008. The California appeal for the years 1999 through 2002 was completed in the fourth quarter of 2011 and years 2003 through 2005 are still in appeals. Massachusetts completed its examination of years 2006 through 2007 for various entities during the second quarter of 2011 and the Company is currently in appeals. During 2011, the United Kingdom completed its examination of tax years 2008 through 2009 for various subsidiaries. Canada finalized its examination of tax years 2005 to 2008 and Germany completed the audit of tax years 2004 to 2008. There are no ongoing tax audits in the jurisdictions outside the U.S. in which the company has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $80 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans as of the end of the year are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted average assumptions:
Discount rate (for expense)	5.59%	6.00%	5.81%	6.27%
Expected return on plan assets	8.19%	8.18%	—%	—%
Rate of compensation increase (for expense)	4.08%	4.16%	—%	—%
Discount rate (for benefit obligation)	4.91%	5.59%	5.05%	5.84%
Rate of compensation increase (for benefit obligation)	3.09%	4.09%	—%	—%
The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return assumption is selected for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by the Mercer actuaries to assist in the setting of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. The Company generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. Historical long-term average asset returns of each plan are also reviewed to determine whether they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. At the end of 2011, the actual allocation for the U.S. Plan was 58% equities and equity alternatives and 42% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 82% of non-U.S. Plan assets, is 58% equities and equity alternatives and 42% fixed income. At the end of 2011, the actual allocation for the U.K. Plan was 53% equities and equity alternatives and 47% fixed income. The assets of the Company's defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The U.S. qualified plan holds eight million shares of the Company’s common stock which were contributed to the Plan by the Company. This represents approximately 7% of that plan’s assets. In addition, plan assets may be invested in funds managed by Mercer Investments.
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
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2011	2010	2009	2011	2010	2009
Service cost	$226	$197	$188	$5	$4	$5
Interest cost	609	578	551	13	14	17
Expected return on plan assets	(887)	(815)	(788)	—	—	—
Amortization of prior service credit	(19)	(21)	(49)	(13)	(13)	(13)
Recognized actuarial loss (credit)	215	144	70	(4)	—	1
Net periodic benefit cost	$144	$83	$(28)	$1	$5	$10
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
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. qualified plan, the category ranges are 53-63% for equities and equity alternatives, and 37-47% for fixed income. For the U.K. Plan, the category ranges are 55-61% for equities and equity alternatives, and 39-45% for fixed income. Asset allocation ranges are evaluated generally every three years. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate.
Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.
Unrecognized Actuarial Gains/Losses
In accordance with applicable accounting guidance, the funded status of the Company's pension plans are recorded in the consolidated balance sheets and provides for a delayed recognition of actuarial gains or losses arising from changes in the projected benefit obligation due to changes in the assumed discount rates, differences between the actual and expected value of plan assets and other assumption changes. The unrecognized pension plan actuarial gains or losses and prior service costs not yet recognized in net periodic pension cost are recognized in AOCI, net of tax. These gains and losses are amortized prospectively out of AOCI over a period that approximates the average remaining service period of active employees, or for plans in which substantially all the participants are inactive, over the remaining life expectancy of the inactive employees.
U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

December 31,	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$4,041	$3,629	$180	$163
Service cost	83	76	3	3
Interest cost	231	227	8	10
Actuarial (gain) loss	352	270	(20)	12
Medicare Part D subsidy	—	—	4	3
Benefits paid	(174)	(161)	(13)	(11)
Benefit obligation at end of year	$4,533	$4,041	$162	$180
Change in plan assets:
Fair value of plan assets at beginning of year	$3,444	$2,959	$—	$—
Actual return on plan assets	199	425	—	—
Employer contributions	24	221	9	8
Medicare Part D subsidy	—	—	4	3
Benefits paid	(174)	(161)	(13)	(11)
Fair value of plan assets at end of year	$3,493	$3,444	$—	$—
Funded status	$(1,040)	$(597)	$(162)	$(180)
Net liability recognized	$(1,040)	$(597)	$(162)	$(180)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(124)	$(23)	$(9)	$(11)
Noncurrent liabilities	(916)	(574)	(153)	(169)
	$(1,040)	$(597)	$(162)	$(180)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$39	$55	$13	$26
Unrecognized net actuarial (loss) gain	(1,695)	(1,327)	12	(4)
Total amounts included in accumulated other comprehensive income	$(1,656)	$(1,272)	$25	$22
Cumulative employer contributions in excess of net periodic cost	616	675	(187)	(202)
Net amount recognized in consolidated balance sheet	$(1,040)	$(597)	$(162)	$(180)
Accumulated benefit obligation at December 31	$4,467	$3,929	$—	$—

December 31,	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Reconciliation of unrecognized prior service credit:
Amount disclosed as of prior year-end	$55	$73	$26	$39
Recognized as component of net periodic benefit credit	(16)	(18)	(13)	(13)
Amount at end of year	$39	$55	$13	$26

December 31,	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Reconciliation of unrecognized net actuarial gain (loss):
Amount disclosed as of prior year-end	$(1,327)	$(1,258)	$(4)	$9
Recognized as component of net periodic benefit cost	100	71	(4)	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	(352)	(269)	20	(13)
Asset experience	(116)	129	—	—
Total gain (loss) recognized as change in plan assets and benefit obligations	(468)	(140)	20	(13)
Amount at end of year	$(1,695)	$(1,327)	$12	$(4)

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2009	2011	2010	2009
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$467	$148	$42	$(9)	$26	$(7)
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2012	2012
Prior service credit	$(16)	$(12)
Net actuarial loss (gain)	146	(1)
Projected cost (credit)	$130	$(13)
The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2011	2010	2011	2010
Weighted average assumptions:
Discount rate (for expense)	5.90%	6.35%	5.95%	6.30%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	3.90%	3.90%	—	—
Discount rate (for benefit obligation)	5.15%	5.90%	5.10%	6.00%
Rate of compensation increase (for benefit obligation)	2.00%	3.90%	—	—
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $4.5 billion, $4.5 billion and $3.5 billion, respectively, as of December 31, 2011 and $4.0 billion, $3.9 billion and $3.4 billion, respectively, as of December 31, 2010.
The projected benefit obligation for U.S. pension plans with projected benefit obligations in excess of plan assets was $4.5 billion and $3.5 billion, respectively, as of December 31, 2011 and $4.0 billion and $3.4 billion, respectively, as of December 31, 2010.
The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2011	2010	2009	2011	2010	2009
Service cost	$83	$76	$76	$3	$3	$4
Interest cost	231	227	219	8	10	12
Expected return on plan assets	(315)	(295)	(293)	—	—	—
Amortization of prior service credit	(16)	(18)	(47)	(13)	(13)	(13)
Recognized actuarial loss (credit)	100	71	52	(4)	—	1
Net periodic benefit cost (credit)	$83	$61	$7	$(6)	$—	$4
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost shown above for 2011, 2010 and 2009, respectively, includes the subsidy.
The assumed health care cost trend rate for Medicare eligibles is approximately 8.1% in 2011, gradually declining to 4.5% in 2028, and the rate for non-Medicare eligibles is 8% in 2011, gradually declining to 4.5% in 2028. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$(1)
Effect on postretirement benefit obligation	$1	$(16)
Estimated Future Contributions
On January 3, 2012, the Company contributed $100 million to its U.S. qualified plan. The Company expects to fund approximately $24 million for its U.S. plans for the remainder of 2012. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan for 2012.
Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$6,802	$6,354	$83	$70
Service cost	143	121	2	1
Interest cost	378	351	5	4
Employee contributions	14	16	—	—
Actuarial loss	575	430	5	11
Plan amendments	(3)	—	—	—
Effect of settlement	(7)	(17)	—	—
Effect of curtailment	(1)	(2)	—	—
Special termination benefits	—	1	—	—
Benefits paid	(266)	(244)	(4)	(3)
Foreign currency changes	66	(208)	—	—
Newly disclosed plans	16	—	—	—
Benefit obligation at end of year	$7,717	$6,802	$91	$83
Change in plan assets:
Fair value of plan assets at beginning of year	$6,741	$6,183	$—	$—
Actual return on plan assets	311	765	—	—
Effect of settlement	(6)	(17)	—	—
Company contributions	320	237	4	3
Employee contributions	14	16	—	—
Benefits paid	(266)	(244)	(4)	(3)
Foreign currency changes	82	(202)	—	—
Newly disclosed plans	12	—	—	—
Other	(2)	3	—	—
Fair value of plan assets at end of year	$7,206	$6,741	$—	$—
Funded status	$(511)	$(61)	$(91)	$(83)
Net liability recognized	$(511)	$(61)	$(91)	$(83)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$39	$265	$—	$—
Current liabilities	(106)	(8)	(4)	(4)
Non-current liabilities	(444)	(318)	(87)	(79)
	$(511)	$(61)	$(91)	$(83)
Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income:
Unrecognized prior service credit	$23	$23	$1	$1
Unrecognized net actuarial loss	(3,038)	(2,305)	(19)	(14)
Total amounts included in AOCI	$(3,015)	$(2,282)	$(18)	$(13)
Cumulative employer contributions in excess of net periodic cost	2,504	2,221	(73)	(70)
Net amount recognized in consolidated balance sheet	$(511)	$(61)	$(91)	$(83)
Accumulated benefit obligation at December 31	$7,246	$6,313	$—	$—

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Reconciliation of prior service credit (cost):
Amount disclosed as of prior year-end	$23	$24	$1	$1
Recognized as component of net periodic benefit credit	3	(2)	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	(3)	—	—	—
Exchange rate adjustments	—	1	—	—
Amount at end of year	$23	$23	$1	$1

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Reconciliation of net actuarial loss:
Amount disclosed as of prior year-end	$(2,305)	$(2,268)	$(14)	$(4)
Recognized as component of net periodic benefit cost	115	73	—	—
Effect of settlement	—	5	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Liability experience	(575)	(430)	(5)	(10)
Asset experience	(261)	244	—	—
Effect of curtailment	(1)	2	—	—
Total amount recognized as change in plan assets and benefit obligations	(837)	(184)	(5)	(10)
Exchange rate adjustments	(11)	69	—	—
Amount at end of year	$(3,038)	$(2,305)	$(19)	$(14)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2009	2011	2010	2009
Total recognized in net periodic benefit cost and other comprehensive loss	$792	$66	$519	$12	$15	$3
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2012	2012
Prior service credit	$3	$—
Net actuarial loss	(116)	(1)
Projected cost	$(113)	$(1)

December 31,	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2011	2010
Weighted average assumptions:
Discount rate (for expense)	5.41%	5.80%	5.51%	6.20%
Expected return on plan assets	7.91%	7.90%	—%	—%
Rate of compensation increase (for expense)	4.19%	4.30%	—%	—%
Discount rate (for benefit obligation)	4.77%	5.40%	4.95%	5.50%
Rate of compensation increase (for benefit obligation)	3.73%	4.20%	—%	—%
The non-U.S. defined benefit plans do not have any direct ownership of the Company’s common stock.
The pension plan in the United Kingdom holds a limited partnership interest in the Trident III private equity fund valued at $169 million at December 31, 2011.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.4 billion, $1.3 billion and $1.0 billion, respectively, as of December 31, 2011 and $1.2 billion, $1.1 billion and $0.9 billion, respectively, as of December 31, 2010.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $7.6 billion and $7.0 billion, respectively, as of December 31, 2011 and $1.3 billion and $1.0 billion, respectively, as of December 31, 2010.
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2011	2010	2009	2011	2010	2009
Service cost	$143	$121	$112	$2	$1	$1
Interest cost	378	351	332	5	4	5
Expected return on plan assets	(572)	(520)	(495)	—	—	—
Amortization of prior service cost	(3)	(3)	(2)	—	—	—
Recognized actuarial loss	115	73	18	—	—	—
Net periodic benefit cost (credit)	61	22	(35)	7	5	6
Settlement (credit)/loss	—	5	1	—	—	—
Curtailment (credit)/loss	—	—	—	—	—	—
Special termination benefits	—	1	—	—	—	—
Total cost (credit)	$61	$28	$(34)	$7	$5	$6
The assumed health care cost trend rate was approximately 6.7% in 2011, gradually declining to 4.9% in 2025. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$—
Effect on postretirement benefit obligation	$10	$(8)

Estimated Future Contributions
The Company expects to fund approximately $395 million to its non-U.S. pension plans in 2012. Funding requirements for non-U.S. plans vary by country. Contribution rates are determined by the local actuaries based on local funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
Estimated Future Benefit Payments
The Plan’s estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) at December 31, 2011 are as follows:

December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2012	$197	$247	$11	$4
2013	$207	$253	$12	$4
2014	$218	$267	$12	$4
2015	$230	$283	$12	$4
2016	$242	$301	$12	$4
2017-2021	$1,395	$1,786	$61	$25
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
The U.S. and non-U.S. plan investments are classified into Level 1, which refers to securities valued using quoted prices from active markets for identical assets; Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available; and Level 3, which refers to securities valued based on significant unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans investments measured at fair value on a recurring basis at December 31, 2011 and 2010.

	Fair Value Measurements at December 31, 2011
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$10	$4,837	$—	$4,847
Corporate obligations	—	1,792	1	1,793
Corporate stocks	1,716	15	8	1,739
Private equity/Partnerships	—	1	779	780
Government securities	10	368	—	378
Real estate	14	4	319	337
Short-term investment funds	288	42	—	330
Company common stock	253	—	—	253
Other investments	1	34	202	237
Insurance group annuity contracts	—	—	20	20
Swaps	—	5	—	5
Total investments	$2,292	$7,098	$1,329	$10,719

	Fair Value Measurements at December 31, 2010
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$—	$4,471	$—	$4,471
Corporate obligations	—	1,103	8	1,111
Corporate stocks	1,939	1	1	1,941
Private equity/Partnerships	—	1	746	747
Government securities	—	547	—	547
Real estate	3	5	293	301
Short-term investment funds	561	49	—	610
Company common stock	219	—	—	219
Other investments	3	8	177	188
Insurance group annuity contracts	—	—	20	20
Swaps	—	9	—	9
Total investments	$2,725	$6,194	$1,245	$10,164
There were no transfers between Level 1 and Level 2 assets during 2011 or 2010.
The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2011 and December 31, 2010:

Assets (In millions)	Fair Value, January 1, 2011	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2011
Private equity/Partnerships	$746	$119	$(80)	$(83)	$70	$7	$—	$779
Real estate	293	—	—	22	(1)	5	—	319
Other investments	177	32	(13)	6	2	(2)	—	202
Insurance group annuity contracts	20	151	(150)	8	(9)	—	—	20
Corporate stocks	1	8	—	(1)	—	—	—	8
Corporate obligations	8	1	(8)	2	(1)	—	(1)	1
Total assets	$1,245	$311	$(251)	$(46)	$61	$10	$(1)	$1,329

Assets (In millions)	Fair Value, January 1, 2010	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2010
Private equity/Partnerships	$637	$138	$(54)	$15	$22	$(12)	$—	$746
Real estate	269	—	—	34	—	(10)	—	293
Other investments	180	19	(16)	3	1	(14)	4	177
Insurance group annuity contracts	17	141	(140)	2	—	—	—	20
Corporate stocks	11	1	(4)	(3)	1	—	(5)	1
Corporate obligations	5	2	(2)	3	(1)	—	1	8
Government securities	3	—	(3)	—	—	—	—	—
Total assets	$1,122	$301	$(219)	$54	$23	$(36)	$—	$1,245
The following is a description of the valuation methodologies used for assets measured at fair value:
Company common stock:  Valued at the closing price reported on the New York Stock Exchange.
Common stocks, preferred stocks, convertible equity securities and rights/warrants (included in Corporate stocks):  Valued at the closing price reported on the primary exchange.
Corporate bonds (included in corporate obligations):  The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable) and bond spreads. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that references a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models.
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

Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies, Inc. 401(k) Savings & Investment Plan (“401(k)”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k), the Company matches a fixed portion of the employees’ contributions and may also make additional discretionary contributions. The 401(k) contains an Employee Stock Ownership Plan under U.S. tax law. Approximately $366 million of the 401(k)’s assets at December 31, 2011 and $334 million at December 31, 2010 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future company matching contributions, they are automatically invested in a BlackRock Lifepath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans related to continuing operations was $48 million in both 2011 and 2010, and $52 million for 2009.

9.     Stock Benefit Plans

The Company maintains multiple share-based payment arrangements under which employees are awarded grants of restricted stock units, stock options and other forms of stock-based payment arrangements.

Marsh & McLennan Companies, Inc. Incentive and Stock Award Plans

On May 19, 2011, the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (the “2011 Plan”) was approved by the Company's stockholders. The 2011 Plan replaced the Company's two previous equity incentive plans (the 2000 Senior Executive Incentive and Stock Award Plan and the 2000

Employee Incentive and Stock Award Plan).

The types of awards permitted under the 2011 Plan include stock options, restricted stock, restricted and deferred stock units payable in Company common stock or cash, and other stock-based and performance-based awards. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which affiliates may participate in the plans, which eligible employees will receive awards, the types of awards to be received, and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The 2011 Plan contains provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards. The 2011 Plan retains the remaining share authority of the two previous plans as of the date the 2011 Plan was approved by stockholders. Awards relating to not more than approximately 23.2 million shares of common stock, plus shares remaining unused under certain pre-existing plans, may be made over the life of the 2011 Plan.

Our current practice is to grant non-qualified stock options, restricted stock units and/or performance stock units on an annual basis to senior executives and a limited number of other employees as part of their total compensation. We also grant restricted stock units during the year to new hires or as retention awards for certain employees. We have not granted restricted stock since 2005.

Stock Options: Options granted under the 2011 Plan may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These option awards generally vest 25% per annum and have a contractual term of 10 years. Certain stock options granted under the previous stock plans provide for a market-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provide that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of the Company stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. The Company accounts for these awards as market-condition options. The effect of the market condition is reflected in the grant-date fair value of such awards. Compensation cost is recognized over the requisite service period and is not subsequently adjusted if the market condition is not met. For awards without a market-based triggering event, compensation cost is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period.

The estimated fair value of options granted without a market-based triggering event is calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior. The Company uses a blended volatility rate based on the following: (i) volatility derived from daily closing price observations for the 10-year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before the valuation date and (iii) average volatility for the 10-year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Risk-free interest rate	2.28%-2.90%	3.15%-3.20%	2.16%-2.68%
Expected life (in years)	6.75	6.75	6.75
Expected volatility	25.4%-25.8%	26.3%-27.6%	33.5%-36.4%
Expected dividend yield	2.75%-2.86%	3.26%-3.52%	4.15%-4.20%

The estimated fair value of options granted with a market-based triggering event is calculated using a binomial valuation model. The factors and assumptions used in this model are similar to those utilized in the Black-Scholes option pricing valuation model except that the risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve over the contractual term of the option, and the expected life is calculated by the model. Since 2009, there have been no options granted with a market-based triggering event.

The assumptions used in the binomial option pricing valuation model for options granted during 2009 are as follows:

2009
Risk-free interest rate	0.42%-2.40%
Expected life (in years)	5.6-7.7
Expected volatility	35.6%
Expected dividend yield	3.62%
A summary of the status of the Company’s stock option awards as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2011	43,386,136	$29.33
Granted	2,827,655	$30.60
Exercised	4,255,079	$26.26
Canceled or exchanged	—	—
Forfeited	294,840	$25.46
Expired	2,768,763	$37.12
Balance at December 31, 2011	38,895,109	$29.21	4.6 years	155,159
Options vested or expected to vest at December 31, 2011	38,030,022	$29.38	4.8 years	221,216
Options exercisable at December 31, 2011	12,913,460	$31.47	3.0 years	58,228
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2011, 2010 and 2009 was $6.67, $4.85 and $4.63, respectively. The total intrinsic value of options exercised during the same periods was $23.6 million, $0.5 million and $0 million, respectively.

As of December 31, 2011, there was $21 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is 1.6 years. Cash received from the exercise of stock options for the years ended December 31, 2011, 2010 and 2009 was $111.7 million, $1.5 million and $0 million, respectively.

The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The

Company intends to issue treasury shares as long as an adequate number of those shares are available.

Restricted Stock Units and Performance Stock Units: Restricted stock units may be awarded under the Company's 2011 Incentive and Stock Award Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Beginning with awards granted in 2006, awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance-based restricted stock units (payable in shares of the Company common stock) may range generally from 0-200% of the number of units granted, based on the achievement of objective, pre-determined company or operating company performance measures generally over a three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Beginning with awards granted on or after February 23, 2009, dividend equivalents are not paid out unless and until such time that the award vests.

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2011 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	18,749,101	$22.91	—	$—
Granted	5,549,028	$30.46	390,771	$30.60
Vested	8,465,116	$23.16	2,809	$30.60
Forfeited	774,585	$25.12	19,616	$30.60
Non-vested balance at December 31, 2011	15,058,428	$25.43	368,346	$30.60

The weighted-average grant-date fair value of the Company's restricted stock units and performance stock units granted during the years ended December 31, 2010 and 2009 was $22.81 and $19.33, respectively. The total fair value of the shares distributed during the years ended December 31, 2011, 2010 and 2009 in connection with the Company's restricted stock units and performance stock units was $249 million, $170.7 million and $87.9 million, respectively.

Restricted Stock: Restricted shares of the Company's common stock may be awarded under the Company's 2011 Incentive and Stock Award Plan and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares granted generally become unrestricted at the earlier of: (1) January 1 of the year following the vesting grant date anniversary or (2) the later of the recipient's normal or actual retirement date. For shares granted prior to 2004, the vesting grant date anniversary is ten years. For shares granted during 2004 and 2005, the vesting grant date anniversary is 7 years and 5 years, respectively. However, certain restricted shares granted in 2005 vested on the third anniversary of the grant date. There have been no restricted shares granted since 2005.

A summary of the status of the Company's restricted stock awards as of December 31, 2011 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	73,900	$41.41
Granted	—	$—
Vested	22,200	$28.74
Forfeited	—	$—
Non-vested balance at December 31, 2011	51,700	$46.86

The Company has not granted restricted stock awards during any year after 2005. The total fair value of the Company's restricted stock distributed during the year ended December 31, 2011 was $0.6 million. There were no restricted stock distributions in 2010 and 2009.

As of December 31, 2011, there was $191 million of unrecognized compensation cost related to the Company's restricted stock, restricted stock units and performance stock unit awards.

Marsh & McLennan Companies, Inc. Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007, no more than 35,600,000 shares of the Company's common stock may be sold. Employees purchased 1,000,337 shares during the year ended December 31, 2011 and at December 31, 2011, 5,035,737 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company's common stock may be sold. Employees purchased 133,662 shares during the year ended December 31, 2011 and there were 3,197,034 shares available for issuance at December 31, 2010 for issuance under the International Plan. The plans are considered non-compensatory.
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
Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:
Level 1.Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, most U.S. Government and agency securities, money market mutual funds and certain other sovereign government obligations).
Assets and liabilities utilizing Level 1 inputs include exchange traded equity securities and mutual funds.
Level 2.Assets and liabilities whose values are based on the following:

a)Quoted prices for similar assets or liabilities in active markets;
b)Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
c)Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and
d)Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full asset or liability (for example, certain mortgage loans).
Assets and liabilities utilizing Level 2 inputs include corporate and municipal bonds, senior notes and interest rate swaps.
Level 3.Assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long-dated options on gas and power).
Liabilities utilizing Level 3 inputs reflect contingent consideration liabilities.
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
The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the carrying value of those notes adjusted by the fair value of the interest rate swap derivative, discussed above. In the first quarter of 2011, the Company entered into two interest rate swaps to convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps is recorded on the balance sheet. The carrying value of the debt related to these swaps is adjusted by an equal amount. (See Note 12).
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$—	$1	$—	$—	$—	$—	$—	$1
Mutual funds(a)	134	137	—	—	—	—	134	137
Money market funds(b)	226	8	—	—	—	—	226	8
Interest rate swap derivatives(c)	—	—	7	—	—	—	7	—
Total assets measured at fair value	$360	$146	$7	$—	$—	$—	$367	$146
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$13	$68	$—	$—	$13	$68
Other sovereign government obligations and supranational agencies	—	—	47	185	—	—	47	185
Corporate and other debt	—	—	2	30	—	—	2	30
Money market funds	186	152	—	—	—	—	186	152
Total fiduciary assets measured at fair value	$186	$152	$62	$283	$—	$—	$248	$435
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$110	$106	$110	$106
Senior Notes due 2014(e)	$—	$—	$257	$—	$—	$—	$257	$—
Total liabilities measured at fair value	$—	$—	$257	$—	$110	$106	$367	$106
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e) Included in long term debt in the consolidated balance sheets.
During the year ended December 31, 2011, there were no assets that transferred between Level 1 and Level 2.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2011 that represent contingent consideration related to acquisitions:

	Fair Value, Beginning of Period	Additions	Payments	Revaluation Impact	Fair Value, End of Period
Contingent consideration	$106	14	(13)	3	$110
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis.
11.    Long-term Commitments
The Company leases office facilities, equipment and automobiles under non-cancelable operating leases. These leases expire on varying dates; in some instances contain renewal and expansion options; do not restrict the payment of dividends or the incurrence of debt or additional lease obligations; and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 97% of the Company’s lease obligations are for the use of office space.
The consolidated statements of income include net rental costs of $430 million, $421 million and $397 million for 2011, 2010 and 2009, respectively, after deducting rentals from subleases ($9 million in 2011, $8 million in 2010 and $5 million in 2009). The net rental costs disclosed above exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.

At December 31, 2011, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2012	$412	$49	$363
2013	$368	$45	$323
2014	$316	$43	$273
2015	$275	$39	$236
2016	$236	$39	$197
Subsequent years	$1,133	$142	$991
The Company has entered into agreements with various service companies to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2011, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2012	$101
2013	59
2014	47
Subsequent years	142
$349

12.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions of dollars)	2011	2010
Short-term:
Current portion of long-term debt	$260	$8
Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$250	$253
Senior notes – 4.850% due 2013	251	250
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	326	648
Senior notes – 5.75% due 2015	479	747
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	496	—
Mortgage – 5.70% due 2035	431	439
Other	1	3
	2,928	3,034
Less current portion	260	8
	$2,668	$3,026
The senior notes in the table above are publically registered by the Company with no guarantees attached.
On July 15, 2011, the Company purchased a total of $600 million of outstanding notes comprised of $330 million of its 5.375% notes due in 2014 and $270 million of its 5.750% notes due in 2015. The Company acquired the notes at market value plus a tender premium, which exceeded the notes' carrying value.
The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to fund the amounts associated with the tendered bonds.
During the third quarter of 2010, the Company repaid its 5.15% fixed rate $550 million senior notes that matured.
On October 13, 2011, the Company and certain of its subsidiaries entered into a new $1.0 billion multi-currency five-year unsecured revolving credit facility, which replaced the $1.0 billion facility discussed below. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2011.
The Company and certain of its subsidiaries previously maintained a $1.0 billion multi-currency three-year unsecured revolving credit facility. This facility was due to expire in October 2012.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or loss on the hedged item (fixed rate debt) and the offsetting gain or loss on the interest rate swaps as of December 31, 2011 are as follows:

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
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $248 million at December 31, 2011 and $272 million at December 31, 2010. There were no outstanding borrowings under these facilities at December 31, 2011 or December 31, 2010.
Scheduled repayments of long-term debt in 2012 and in the four succeeding years are $259 million, $260 million, $330 million, $490 million and $11 million, respectively.

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

	December 31, 2011		December 31, 2010
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,113	$2,113	$1,894	$1,894
Long-term investments	$58	$58	$68	$64
Short-term debt	$260	$261	$8	$8
Long-term debt	$2,668	$2,958	$3,026	$3,234
Cash and Cash Equivalents: The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.
Long-term Investments: Long-term investments include certain investments carried at cost and unrealized gains related to available-for-sale investments held in a fiduciary capacity as discussed below.
The Company has long-term investments of $37 million and $39 million at December 31, 2011 and December 31, 2010, carried on the cost basis for which there are no readily available market prices. These investments are included in other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
A portion of the Company’s fiduciary funds described in Note 3 are invested in high quality debt securities and are classified as available-for-sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets were $1 million and $7 million at December 31, 2011 and 2010, respectively. In the twelve months ended December 31, 2011, 2010 and 2009, the Company recorded gross unrealized losses (pre-tax) of $6 million, $10 million, and $7 million respectively, related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of equity.

Short-term and Long-term Debt: The fair value of the Company’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of a primary portion of the Company’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. The fair value of long term debt includes the fair value of the interest rate swap derivative on the first $250 million of Senior Notes maturing in 2014 (discussed above).
14.    Integration and Restructuring Costs
The Company recorded total restructuring costs of $51 million in 2011, the majority of which related to severance.
Details of the activity from January 1, 2010 through December 31, 2011 regarding restructuring activities, which includes liabilities from actions prior to 2011, are as follows:

(In millions of dollars)	Liability at 1/1/10	Amounts Accrued	Cash Paid	Liability at 12/31/10	Amounts Accrued	Cash Paid	Other (a)	Liability at 12/31/11
Severance	$77	$79	$(116)	$40	$29	$(40)	$(2)	$27
Future rent under non-cancelable leases and other costs	182	62	(73)	171	22	(42)	3	154
Total	$259	$141	$(189)	$211	$51	$(82)	$1	$181
(a) Primarily foreign exchange.
At January 1, 2009, the liability balance related to restructuring activity was $222 million. In 2009, the Company accrued $243 million and had cash payments of $206 million related to restructuring activities that resulted in the liability balance at January 1, 2010 reported above.
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation and employee benefits, depending on the nature of the items.

15.    Common Stock
During 2011, the Company repurchased approximately 12.3 million shares of its common stock for total consideration of approximately $361 million, at an average price per share of $29.44. The repurchased shares were reflected as an increase in treasury shares (a decrease in shares outstanding). During the third quarter of 2011, the Company received authorization to increase the share repurchase program to $1 billion from $500 million. The Company remains authorized to repurchase additional shares of its common stock up to a value of $553 million. There is no time limit on this authorization. The Company did not repurchase any shares in the fourth quarter of 2011.
16.    Claims, Lawsuits and Other Contingencies
Errors and Omissions Claims
The Company and its subsidiaries, particularly Marsh and Mercer, are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance and the provision of actuarial services for corporate and public clients. Certain of these claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Governmental Inquiries and Related Claims
In January 2005, the Company and its subsidiary Marsh Inc. entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint and related citation regarding Marsh’s use of market service agreements with various insurance companies. The parties subsequently entered into an amended and restated settlement agreement in February 2010 that helps restore a level playing field for Marsh. Most lawsuits against the Company that were based on similar allegations to those made in the NYAG complaint have been resolved. Eight actions instituted by individual policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending in federal and state courts.
Other Contingencies—Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2011, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
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

17.    Segment Information

The Company is organized based on the types of services provided. Under this organizational structure, the Company’s segments are:

▪	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

▪	Consulting, comprising Mercer and Oliver Wyman Group
With the sale of Kroll in August 2010, along with previous divestiture transactions between 2008 and 2010, the Company has divested its entire Risk Consulting and Technology segment.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2011 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)		Total Assets		Depreciation and Amortization	Capital Expenditures
2011 –
Risk and Insurance Services	$6,301	(a)	$1,229		$9,202		$191	$146
Consulting	5,265	(b)	588		4,720		110	91
Total Operating Segments	11,566		1,817		13,922		301	237
Corporate / Eliminations	(40)	(c)	(179)	(c)	1,532	(d)	31	43
Total Consolidated	$11,526		$1,638		$15,454		$332	$280
2010 –
Risk and Insurance Services	$5,764	(a)	$972		$9,418		$177	$144
Consulting	4,835	(b)	129		4,437		113	80
Total Operating Segments	10,599		1,101		13,855		290	224
Corporate / Eliminations	(49)	(c)	(162)	(c)	1,455	(d)	29	34
Total Consolidated	$10,550		$939		$15,310		$319	$258
2009 –
Risk and Insurance Services	$5,284	(a)	$796		$8,320		$153	$147
Consulting	4,609	(b)	405		4,244		114	78
Total Operating Segments	9,893		$1,201		12,564		267	225
Corporate / Eliminations	(62)	(c)	(423)	(c)	2,773	(d)	28	36
Total Consolidated	$9,831		$778		$15,337		$295	$261

(a)
Includes inter-segment revenue of $4 million, $7 million and $18 million in 2011, 2010 and 2009 respectively, interest income on fiduciary funds of $47 million, $45 million and $54 million in 2011, 2010, and 2009, respectively, and equity method income of $14 million, $12 million and $13 million in 2011, 2010, and 2009, respectively.

(b)	Includes inter-segment revenue of $36 million, $43 million and $45 million in 2011, 2010 and 2009, respectively, and interest income on fiduciary funds of $4 million in 2011, 2010, and 2009.

(c)	Includes results of corporate advisory and restructuring business.

(d)
Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations. Also includes assets of discontinued operations and the corporate advisory and restructuring business of $1.6 billion in 2009.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2011	2010	2009
Risk and Insurance Services
Marsh	$5,253	$4,781	$4,363
Guy Carpenter	1,048	983	921
Total Risk and Insurance Services	6,301	5,764	5,284
Consulting
Mercer	3,782	3,478	3,327
Oliver Wyman Group	1,483	1,357	1,282
Total Consulting	5,265	4,835	4,609
Total Operating Segments	11,566	10,599	9,893
Corporate/ Eliminations	(40)	(49)	(62)
Total	$11,526	$10,550	$9,831
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2011	2010	2009
Revenue
United States	$5,131	$4,708	$4,436
United Kingdom	1,922	1,720	1,708
Continental Europe	1,906	1,809	1,798
Asia Pacific	1,287	1,067	862
Other	1,320	1,295	1,089
	11,566	10,599	9,893
Corporate/Eliminations	(40)	(49)	(62)
	$11,526	$10,550	$9,831

For the Years Ended December 31,
(In millions of dollars)	2011	2010	2009
Fixed Assets, Net
United States	$505	$511	$515
United Kingdom	133	132	147
Continental Europe	65	69	74
Asia Pacific	37	43	41
Other	64	67	73
	$804	$822	$850

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2012

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions of dollars, except per share figures)
2011:
Revenue	$2,884	$2,928	$2,806	$2,908
Operating income	$472	$465	$310	$391
Income from continuing operations	$319	$286	$133	$244
Income from discontinued operations	$12	$3	$2	$16
Net income attributable to the Company	$325	$282	$130	$256
Basic Per Share Data:
Income from continuing operations	$0.57	$0.51	$0.24	$0.44
Income from discontinued operations	$0.02	$—	$—	$0.03
Net income attributable to the Company	$0.59	$0.51	$0.24	$0.47
Diluted Per Share Data:
Income from continuing operations	$0.56	$0.50	$0.23	$0.44
Income from discontinued operations	$0.02	$—	$0.01	$0.02
Net income attributable to the Company	$0.58	$0.50	$0.24	$0.46
Dividends Paid Per Share	$0.21	$0.21	$0.22	$0.22
2010:
Revenue	$2,635	$2,606	$2,524	$2,785
Operating income (loss) (a)	$425	$(50)	$239	$325
Income (loss) from continuing operations	$274	$(29)	$128	$192
(Loss) income from discontinued operations	$(22)	$271	$43	$14
Net income attributable to the Company	$248	$236	$168	$203
Basic Per Share Data:
Income (loss) from continuing operations	$0.50	$(0.06)	$0.23	$0.35
(Loss) income from discontinued operations	$(0.04)	$0.49	$0.07	$0.02
Net income attributable to the Company	$0.46	$0.43	$0.30	$0.37
Diluted Per Share Data:
Income (loss) from continuing operations	$0.49	$(0.06)	$0.22	$0.34
(Loss) income from discontinued operations	$(0.04)	$0.49	$0.08	$0.03
Net income attributable to the Company	$0.45	$0.43	$0.30	$0.37
Dividends Paid Per Share	$0.20	$0.20	$0.20	$0.21
As of February 22, 2011 there were 7,254 stockholders of record.

(a) The second quarter of 2010 reflects a net $400 million charge related to the Alaska settlement.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

(b)	Attestation Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2012

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information.
None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading “Item 1—Election of Directors” in the 2012 Proxy Statement.
The executive officers of the Company are Benjamin F. Allen, Orlando D. Ashford, Peter J. Beshar, John Drzik, Brian Duperreault, E. Scott Gilbert, Daniel S. Glaser, Alexander S. Moczarski, David Nadler, Julio A. Portalatin, Vanessa A. Wittman and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of the Company”.
The information set forth in the 2012 Proxy Statement in the sections “Transactions with Management and Others; Other Information—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Codes of Conduct” and “Board of Directors and Committees—Committees—Audit Committee” is incorporated herein by reference.

Item 11.      Executive Compensation.
The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Compensation of Executive Officers” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2012 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections “Corporate Governance—Director Independence”, “Corporate Governance—Review of Related-Person Transactions” and “Transactions with Management and Others; Other Information” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.
The information set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
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
Report of Independent Registered Public Accounting Firm

Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2010 and 2009
Five-Year Statistical Summary of Operations

(2)	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(3)	The following exhibits are filed as a part of this report:

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

(4.1)
Indenture dated as of June 14, 1999 between Marsh & McLennan Companies and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)
First Supplemental Indenture dated as of June 14, 1999 between Marsh & McLennan Companies and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(4.3)
Second Supplemental Indenture dated as of February 19, 2003 between Marsh & McLennan Companies and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

Ö
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

(4.4)
Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)
Indenture dated as of March 19, 2002 between Marsh & McLennan Companies and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)
Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)
First Supplemental Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)
Second Supplemental Indenture, dated as of September 16, 2005, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2005)

(4.9)
Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies and The Bank of New York (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(4.10)
First Supplemental Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies and The Bank of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated March 18, 2009)

(4.11)
Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.12)
First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(10.1)
Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2005)

(10.2)
Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)
Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

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

(10.9)
*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.10)
*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.11)
*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.12)
*Form of Restricted Stock Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005)

(10.13)
*Form of Restricted Stock Unit Award, dated as of February 21, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

(10.14)
*Stock Option and Restricted Stock Unit Award to Brian Duperreault under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.15)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.16)
*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.17)
*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.18)
*Form of Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.19)
*Form of 2007 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.20)
*Form of 2008 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

(10.21)
*Form of 2009 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.22)
*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.23)
*Form of 2011 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(10.24)
*Form of 2011 Long-term Incentive Award dated as of June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.25)
*Form of Deferred Stock Unit Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

(10.26)
*Form of Deferred Stock Unit Award, dated as of January 1, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.27)
*Form of Deferred Stock Unit Award, dated as of February 23, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.28)
*Form of Deferred Stock Unit Award, dated as of May 3, 2010, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

(10.29)
*Form of Deferred Stock Unit Award, dated as of April 20, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(10.30)	*Form of Deferred Stock Unit Award, dated as of February 1, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

(10.31)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011)

(10.32)
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

(10.33)
*Amendments to Performance Based Restricted Stock Unit Awards Due to U.S. Tax Law Changes Affecting Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan, dated June 5, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.34)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.35)
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

(10.36)
*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan, effective January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

(10.37)
*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan, effective December 31, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

(10.38)	*Marsh & McLennan Companies, Inc. Special Severance Pay Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.39)
*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan, as Amended and Restated effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.40)
*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

(10.41)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.42)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.43)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.44)
*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan-May 1, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.45)
*Description of compensation arrangements for non-executive directors of Marsh & McLennan Companies, Inc. effective June 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.46)	*Description of compensation arrangements for non-executive directors of Marsh & McLennan Companies, Inc. effective June 1, 2012

(10.47)
*Employment Agreement, dated as of November 21, 2007, by and between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009)

(10.48)
*Letter Agreement, effective as of March 31, 2010, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.49)
*Employment Agreement, dated as of December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Current Report on Form 8-K dated December 16, 2005)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.50)
*Amendment No. 1, dated as of September 25, 2006, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.51)
*Amendment No. 2, dated as of December 12, 2008, to Employment Agreement, dated December 19, 2005, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.52)
*Letter Agreement, effective as of March 31, 2010, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.53)
*Employment Letter, effective as of October 3, 2011, between Marsh & McLennan Companies, Inc. and M. Michele Burns (incorporated by reference to the Company’s Current Report on Form 8-K dated October 3, 2007)

(10.54)
*Employment Agreement, dated as of December 10, 2007, by and between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.55)
*Letter Agreement, effective as of December 10, 2010, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

(10.56)	*Letter Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

(10.57)
*Employment Agreement, dated as of January 29, 2008, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2008)

(10.58)
*Employment Letter, effective as of September 17, 2009 and January 30, 2011, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2009)

(10.59)	*Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2008)

(10.60)
*Employment Agreement, effective as of March 1, 2007, by and between Marsh & McLennan Companies, Inc. and David A. Nadler (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

(10.61)
*Amendment, effective as of December 31, 2008, to Employment Agreement, dated March 1, 2007, between Marsh & McLennan Companies, Inc. and David A. Nadler (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

(10.62)
*Letter Agreement, effective as of February 28, 2010, between Marsh & McLennan Companies, Inc. and David A. Nadler (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of Marsh & McLennan Companies (as of 2/17/2011)

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 28, 2012	By	/S/ BRIAN DUPERREAULT
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 28th day of February, 2011.

Name	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Director, President & Chief Executive Officer	February 28, 2012

/S/ VANESSA A. WITTMAN Vanessa A. Wittman	Executive Vice President & Chief Financial Officer	February 28, 2012

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 28, 2012

/S/ ZACHARY W. CARTER Zachary W. Carter	Director	February 28, 2012

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 28, 2012

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 28, 2012

/S/ LORD LANG OF MONKTON Lord Lang of Monkton	Director	February 28, 2012

/S/ ELAINE LA ROCHE Elaine La Roche*	Director	February 28, 2012

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 28, 2012
____________________________________________

* Ms. La Roche became a director on January 18, 2012.

Name	Title	Date

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 28, 2012

/S/ MARC D. OKEN Marc D. Oken	Director	February 28, 2012

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 28, 2012

/S/ ADELE SIMMONS Adele Simmons	Director	February 28, 2012

/S/ LLOYD YATES Lloyd Yates	Director	February 28, 2012

/S/ R. DAVID YOST R. David Yost*	Director	February 28, 2012

____________________________________________
* Mr. Yost became a director on January 18, 2012.