Form 10-Q
period 2012-05-08
MARSH & MCLENNAN COMPANIES, INC.
filed 2012-05-08
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2012, there were outstanding 546,271,443 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management's current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; the expected impact of acquisitions and dispositions; pension obligations; market and industry conditions; the impact of foreign currency exchange rates; our effective tax rates; the impact of competition; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure, dividend policy, cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.
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

▪
the impact of any regional, national or global political, economic, regulatory or market conditions on our results of operations and financial condition, including the European debt crisis and market perceptions concerning the instability of the Euro;

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

▪
the impact of competition, including with respect to our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our customers' option to self-insure or utilize internal resources instead of consultants, and our corporate tax rates relative to our competitors;

▪	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

▪	our ability to successfully recover should we experience a disaster or other business continuity problem;

▪	our ability to maintain adequate physical, technical and administrative safeguards to protect the security of our data;

▪	changes in applicable tax or accounting requirements; and

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

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Revenue	$3,051	$2,884
Expense:
Compensation and benefits	1,796	1,721
Other operating expenses	728	691
Operating expenses	2,524	2,412
Operating income	527	472
Interest income	6	7
Interest expense	(46)	(51)
Investment income (loss)	20	19
Income before income taxes	507	447
Income tax expense	153	128
Income from continuing operations	354	319
Discontinued operations, net of tax	—	12
Net income before non-controlling interests	354	331
Less: Net income attributable to non-controlling interests	7	6
Net income attributable to the Company	$347	$325
Basic net income per share – Continuing operations	$0.64	$0.57
– Net income attributable to the Company	$0.64	$0.59
Diluted net income per share – Continuing operations	$0.63	$0.56
– Net income attributable to the Company	$0.63	$0.58
Average number of shares outstanding – Basic	542	544
– Diluted	551	552
Shares outstanding at March 31,	546	548
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Net income before non-controlling interests	$354	$331
Other Comprehensive Income (loss), before tax:
Foreign currency translation adjustments	162	173
Unrealized investment loss	(1)	(4)
Gain (loss) related to pension/post-retirement plans	14	(64)
Other comprehensive income, before tax	175	105
Income tax expense (credit) on other comprehensive income	10	(12)
Other comprehensive income, net of tax	165	117
Comprehensive income	519	448
Less: Comprehensive income attributable to non-controlling interests	(7)	(6)
Comprehensive income attributable to the Company	$512	$442

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions of dollars)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,410	$2,113
Receivables
Commissions and fees	2,787	2,676
Advanced premiums and claims	94	86
Other	233	249
	3,114	3,011
Less-allowance for doubtful accounts and cancellations	(106)	(105)
Net receivables	3,008	2,906
Current deferred tax assets	390	376
Other current assets	227	253
Total current assets	5,035	5,648
Goodwill and intangible assets	7,129	6,963
Fixed assets (net of accumulated depreciation and amortization of $1,535 at March 31, 2012 and $1,469 at December 31, 2011)	795	804
Pension related assets	67	39
Deferred tax assets	1,143	1,205
Other assets	841	795
	$15,010	$15,454

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions of dollars)	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$259	$260
Accounts payable and accrued liabilities	1,873	2,016
Accrued compensation and employee benefits	699	1,400
Accrued income taxes	80	63
Dividends payable	121	—
Total current liabilities	3,032	3,739
Fiduciary liabilities	4,284	4,082
Less – cash and investments held in a fiduciary capacity	(4,284)	(4,082)
	—	—
Long-term debt	2,664	2,668
Pension, postretirement and postemployment benefits	1,606	1,655
Liabilities for errors and omissions	472	468
Other liabilities	971	984
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at March 31, 2012 and December 31, 2011	561	561
Additional paid-in capital	1,018	1,156
Retained earnings	8,053	7,949
Accumulated other comprehensive loss	(3,023)	(3,188)
Non-controlling interests	67	57
	6,676	6,535
Less – treasury shares, at cost, 14,711,644 shares at March 31, 2012 and 21,463,226 shares at December 31, 2011	(411)	(595)
Total equity	6,265	5,940
	$15,010	$15,454
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions of dollars)	2012	2011
Operating cash flows:
Net income before non-controlling interests	$354	$331
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	66	67
Amortization of intangible assets	17	16
Provision for deferred income taxes	35	110
Gain on investments	(20)	(19)
Loss on disposition of assets	12	—
Stock option expense	11	7
Changes in assets and liabilities:
Net receivables	(101)	(172)
Other current assets	151	(73)
Other assets	(213)	(45)
Accounts payable and accrued liabilities	(136)	68
Accrued compensation and employee benefits	(702)	(627)
Accrued income taxes	17	(20)
Other liabilities	26	50
Effect of exchange rate changes	(20)	(69)
Net cash used for operations	(503)	(376)
Financing cash flows:
Proceeds from issuance of debt	248	—
Repayments of debt	(252)	(2)
Purchase of non-controlling interests	—	(13)
Shares withheld for taxes on vested units – treasury shares	(84)	(85)
Issuance of common stock	77	89
Contingent payments for acquisitions	(13)	—
Dividends paid	(121)	(117)
Net cash used for financing activities	(145)	(128)
Investing cash flows:
Capital expenditures	(51)	(67)
Net purchases of long-term investments	(5)	—
Proceeds from sales of fixed assets	1	1
Dispositions	—	1
Acquisitions	(60)	(104)
Other, net	(1)	1
Net cash used for investing activities	(116)	(168)
Effect of exchange rate changes on cash and cash equivalents	61	108
Decrease in cash and cash equivalents	(703)	(564)
Cash and cash equivalents at beginning of period	2,113	1,894
Cash and cash equivalents at end of period	$1,410	$1,330
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
COMMON STOCK
Balance, beginning and end of year	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,156	$1,185
Change in accrued stock compensation costs	(118)	(129)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(20)	(6)
Balance, end of period	$1,018	$1,050
RETAINED EARNINGS
Balance, beginning of year	$7,949	$7,436
Net income attributable to the Company	347	325
Dividend equivalents declared (per share amounts: $0.44 in 2012 and $0.42 in 2011)	(3)	(4)
Dividends declared – (per share amounts: $0.44 in 2012 and $0.42 in 2011)	(240)	(229)
Balance, end of period	$8,053	$7,528
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(3,188)	$(2,300)
Foreign currency translation adjustments	162	171
Unrealized investment holding losses, net of reclassification adjustments	(2)	(3)
Net changes under benefit plans, net of tax	5	(51)
Balance, end of period	$(3,023)	$(2,183)
TREASURY SHARES
Balance, beginning of year	$(595)	$(514)
Issuance of shares under stock compensation plans and employee stock purchase plans	184	187
Balance, end of period	$(411)	$(327)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$57	$47
Net income attributable to non-controlling interests	7	6
Other changes	3	5
Balance, end of period	$67	$58
TOTAL EQUITY	$6,265	$6,687
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
In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012, Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerages services to U.S. subsidiaries of Japanese companies.
The Consulting segment provides advice and services to the managements of organizations in the area of human resource consulting, comprising retirement and investments, health and benefits, outsourcing and talent; and strategy and risk management consulting, comprising management, economic and brand consulting. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
In February 2012, Mercer acquired the remaining 49% of Yokogawa-ORC, a global mobility firm based in Japan, and Pensjon & Finans, a leading Norway-based financial investment and pension consulting firm. In March 2012, Mercer acquired REPCA, a France-based broking and advising firm for employer health and benefits plans.
On August 3, 2010, the Company completed the sale of Kroll, the Company's former Risk Consulting & Technology segment. With the sale of Kroll, along with previous divestiture transactions between 2008 and 2010, the Company has divested its entire Risk Consulting & Technology segment. The run-off of the Company’s involvement in the Corporate Advisory and Restructuring business (“CARG”), previously part of Risk Consulting & Technology, in which the Company has “continuing involvement” as defined in SEC Staff Accounting Bulletin Topic 5e, is now managed by the Company’s corporate departments. Consequently, the financial results of the CARG businesses are included in “Corporate” for segment reporting purposes.

2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations for interim filings, although the Company believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three-month periods ended March 31, 2012 and 2011.
Investment Income (Loss)
The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of the Company’s holdings in certain private equity funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. This line includes equity method gains/(losses) of $20 million and $18 million for the three months ended March 31, 2012 and 2011, respectively.

The Company has an investment in Trident II limited partnership, a private equity investment fund. At March 31, 2012, the Company’s investment in Trident II was approximately $96 million, reflected in other assets in the consolidated balance sheet. The Company’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $67 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.
Income Taxes
The Company’s effective tax rate in the first quarter of 2012 was 30.2%. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of the repatriation of certain non-U.S. earnings. The 28.6% effective tax rate for the first quarter of 2011 includes a benefit from the effective settlement of the IRS audit for 2006 to 2008. Excluding this benefit, the effective tax rate for the first quarter of 2011 was 31.6%.
The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. When evaluating the potential imposition of penalties, the Company considers a number of relevant factors under penalty statutes, including appropriate disclosure of the tax return position, the existence of legal authority supporting the Company’s position, and reliance on the opinion of professional tax advisors.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company’s gross unrecognized tax benefits increased from $143 million at December 31, 2011 to $144 million at March 31, 2012. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $60 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $11 million and $12 million for the three-month periods ended March 31, 2012 and 2011. The Consulting segment recorded fiduciary interest income of $1 million in each of the three-month periods ended March 31, 2012 and 2011. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Fiduciary assets include approximately $42 million and $62 million of fixed income securities classified as available for sale at March 31, 2012 and December 31, 2011, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, mature or a loss is recognized as an other than temporary impairment. Unrealized gains, net of tax, were $0 million and $2 million at March 31, 2012 and December 31, 2011, respectively.
Net uncollected premiums and claims and the related payables amounted to $10 billion at March 31, 2012 and $9 billion at December 31, 2011. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $16 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.

4.    Per Share Data
Under the accounting guidance which applies to the calculation of earnings per share ("EPS") for share-based payment awards with rights to dividends or dividend equivalents, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation.
Basic net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock.
Diluted net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities). The diluted EPS calculation reflects the more dilutive effect of either (a) the two-class method that assumes that the participating securities have not been exercised or (b) the treasury stock method. Reconciliation of the applicable income components used for diluted EPS and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below.

Basic EPS Calculation - Continuing Operations
For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Net income from continuing operations	$354	$319
Less: Net income attributable to non-controlling interests	7	6
Net income from continuing operations attributable to the Company	347	313
Less: Portion attributable to participating securities	2	3
Net income attributable to common shares for basic earnings per share	$345	$310
Basic weighted average common shares outstanding	542	544

Basic EPS Calculation - Net Income
For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Net income attributable to the Company	$347	$325
Less: Portion attributable to participating securities	1	3
Net income attributable to common shares for basic earnings per share	$346	$322
Basic weighted average common shares outstanding	542	544

Diluted EPS Calculation - Continuing Operations
For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Net income from continuing operations	$354	$319
Less: Net income attributable to non-controlling interests	7	6
Net income from continuing operations attributable to the Company	347	313
Less: Portion attributable to participating securities	2	3
Net income attributable to common shares for diluted earnings per share	$345	$310
Basic weighted average common shares outstanding	542	544
Dilutive effect of potentially issuable common shares	9	8
Diluted weighted average common shares outstanding	551	552
Average stock price used to calculate common stock equivalents	$31.95	$28.90

Diluted EPS Calculation - Net Income
For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Net income attributable to the Company	$347	$325
Less: Portion attributable to participating securities	1	3
Net income attributable to common shares for diluted earnings per share	$346	$322
Basic weighted average common shares outstanding	542	544
Dilutive effect of potentially issuable common shares	9	8
Diluted weighted average common shares outstanding	551	552
Average stock price used to calculate common stock equivalents	$31.95	$28.90
There were 38.2 million and 42.4 million stock options outstanding as of March 31, 2012 and 2011, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2012 and 2011.

(In millions of dollars)	2012	2011
Assets acquired, excluding cash	$93	$124
Liabilities assumed	(27)	(21)
Contingent/deferred purchase consideration	(13)	(13)
Net cash outflow for current year acquisitions	53	90
Deferred purchase consideration from prior years' acquisitions	7	14
Net cash outflow for acquisitions	$60	$104

(In millions of dollars)	2012	2011
Interest paid	$65	$72
Income taxes paid	$79	$85
The Company had non-cash issuances of common stock under its share-based payment plan of $170 million and $177 million for the three months ended March 31, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to equity awards of $41 million and $40 million for the three-month periods ended March 31, 2012 and 2011, respectively.

6.    Comprehensive Income
The components of comprehensive income for the three-month periods ended March 31, 2012 and 2011 are as follows:

For the Three Months Ended March 31,	2012			2011
(In millions of dollars)	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustments	$162	$—	$162	$173	$2	$171
Unrealized investment gains (losses)	(1)	1	(2)	(4)	(1)	(3)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior Service gains	(8)	(5)	(3)	(8)	(2)	(6)
Net actuarial losses	66	42	24	55	12	43
Subtotal	58	37	21	47	10	37
Foreign currency translation adjustments	(44)	(28)	(16)	(111)	(23)	(88)
Pension/post-retirement plans (gains) losses	14	9	5	(64)	(13)	(51)
Other comprehensive income (loss)	$175	$10	$165	$105	$(12)	$117

7.     Acquisitions
During the first three months of 2012, the Company made three acquisitions in its Risk and Insurance Services segment and three in its Consulting segment. In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012, Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerages services to U.S. subsidiaries of Japanese companies. In February 2012, Mercer acquired the remaining 49% of Yokogawa-ORC, a global mobility firm based in Japan, and Pensjon & Finans, a leading Norway-based financial investment and pension consulting firm. In March 2012, Mercer acquired REPCA, a France-based broking and advising firm for employer health and benefits plans.
Total purchase consideration for the 2012 acquisitions was $148 million, which consisted of cash paid of $73 million in the first quarter of 2012, deferred purchase and estimated contingent consideration of $13 million, and cash held in escrow of $62 million at December 31, 2011 that was released in the first quarter of 2012. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $20 million$0 millionof deferred purchase and contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

For the Three Months Ended March 31,
(Amounts in millions)	2012
Cash (includes $62 million held in escrow at 12/31/11)	$135
Estimated fair value of contingent consideration	13
Total Consideration	$148
Allocation of purchase price:
Cash and cash equivalents	$20
Accounts receivable, net	3
Property, plant, and equipment	2
Intangible assets	66
Goodwill	89
Other assets	6
Total assets acquired	186
Current liabilities	6
Other liabilities	32
Total liabilities assumed	38
Net assets acquired	$148
Prior Year Acquisitions
During 2011, the Company made seven acquisitions in its Risk and Insurance Services segment and five in its Consulting segment. In January 2011, Marsh acquired RJF Agencies, Inc., an independent insurance broking firm in the Midwest. In February 2011, Marsh acquired Hampton Roads Bonding, a surety bonding agency for commercial, road, utility, maritime and government contractors in the state of Virginia, and the Boston office of Kinloch Consulting Group, Inc. In July 2011, Marsh acquired Prescott Pailet Benefits, an employee benefits broker in the state of Texas. In October 2011, Marsh acquired the employee benefits division of Kaeding, Ernst & Co, a Massachusetts-based employee benefits, life insurance and financial planning consulting firm. In November 2011, Marsh acquired Gallagher & Associates, Inc., a property and casualty insurance agency based in Minnesota. In November 2011, Marsh acquired Seitlin Insurance, an insurance firm based in South Florida. These acquisitions were made to expand Marsh's share in the middle-market through Marsh & McLennan Agency.
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
Total purchase consideration for acquisitions made during the first quarter of 2011 was $106 million which consisted of cash paid of $93 million and estimated contingent consideration of $13 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first quarter of 2011, the Company also paid $14 million of deferred purchase consideration related to acquisitions made in prior years.
In the first quarter of 2011, the Company also paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.

Pro-Forma Information
While the Company does not believe its acquisitions are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2012 and 2011. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2011. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

For the Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Revenue	$3,058	$2,929
Income from continuing operations	$355	$315
Net income attributable to the Company	$348	$321
Basic net income per share:
– Continuing operations	$0.64	$0.56
– Net income attributable to the Company	$0.64	$0.59
Diluted net income per share:
– Continuing operations	$0.63	$0.56
– Net income attributable to the Company	$0.63	$0.58
The Consolidated Statements of Income for the three months ended March 31, 2012 include approximately $20 million of revenue and $1 million of net operating income, respectively, related to acquisitions made during 2012.

8.     Dispositions

Summarized Statements of Income data for discontinued operations is as follows:

For the Three Months Ended March 31,
(In millions of dollars except per share figures)	2012	2011
Disposals of discontinued operations	$—	$—
Income tax (credit) expense	—	(12)
Disposals of discontinued operations, net of tax	—	12
Discontinued operations, net of tax	$—	$12
Discontinued operations, net of tax per share
– Basic	$—	$0.02
– Diluted	$—	$0.02

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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions of dollars)	2012	2011
Balance as of January 1, as reported	$6,562	$6,420
Goodwill acquired	89	68
Other adjustments(a)	24	69
Balance at March 31,	$6,675	$6,557

(a)	Primarily foreign exchange.
Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.6 billion and Consulting, $2.1 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	March 31, 2012			December 31, 2011
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$746	$292	$454	$666	$265	$401
Aggregate amortization expense for the three months ended March 31, 2012 and 2011 was $17 million and $16 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2012 (excludes amortization through March 31, 2012)	$52
2013	64
2014	60
2015	58
2016	48
Subsequent years	172
$454

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

Valuation Techniques
Equity Securities & Mutual Funds - Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange, or official closing bid price for certain markets. If no sales are reported, the security is valued at its last reported bid price.
Other Sovereign Government Obligations, Municipal Bonds and Corporate Bonds - Level 2
The investments in this caption, primarily investments in Germany and France, are valued on the basis of valuations furnished by an independent pricing service approved by the trustees or dealers. Such services or dealers determine valuations for normal institutional-size trading units of such securities using methods based on market transactions for comparable securities and various relationships, generally recognized by institutional traders, between securities.
Interest Rate Swap Derivative - Level 2
The fair value of interest rate swap derivatives is based on the present value of future cash flows at each valuation date resulting from utilization of the swaps, using a constant discount rate of 1.6% compared to discount rates based on projected future yield curves (See Note 12).
Senior Notes due 2014 - Level 2
The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the amortized cost of those notes adjusted by the fair value of the interest rate swap derivative, discussed above. In the first quarter of 2011, the Company entered into two interest rate swaps to convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps will be recorded on the balance sheet. The carrying value of the debt related to these swaps will be adjusted by an equal amount (See Note 12).
Contingent Consideration Liability - Level 3
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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	03/31/12	12/31/11	03/31/12	12/31/11	03/31/12	12/31/11	03/31/12	12/31/11
Assets:
Financial instruments owned:
Exchange traded equity securities	$—	$—	$—	$—	$—	$—	$—	$—
Mutual funds(a)	135	134	—	—	—	—	135	134
Money market funds(b)	173	226	—	—	—	—	173	226
Interest rate swap derivatives(c)	—	—	6	7	—	—	6	7
Total assets measured at fair value	$308	$360	$6	$7	$—	$—	$314	$367
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$8	$13	$—	$—	$8	$13
Other sovereign government obligations and supranational agencies	—	—	34	47	—	—	34	47
Corporate and other debt	—	—	—	2	—	—	—	2
Money market funds	170	186	—	—	—	—	170	186
Total fiduciary assets measured at fair value	$170	$186	$42	$62	$—	$—	$212	$248
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$108	$110	$108	$110
Senior Notes due 2014(e)	—	—	256	257	—	—	256	257
Total liabilities measured at fair value	$—	$—	$256	$257	$108	$110	$364	$367

(a)	Included in other assets in the consolidated balance sheets.
(b)     Included in cash and cash equivalents in the consolidated balance sheets.
(c)    Included in other receivables in the consolidated balance sheets.
(d)    Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e)    Included in long term debt in the consolidated balance sheets.
During the three-month period ended March 31, 2012, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the quarter ended March 31, 2012 that represent contingent consideration related to acquisitions:

(In millions of dollars)	Fair Value, December 31, 2011	Additions	Payments	Revaluation Impact	Fair Value, March 31, 2012
Contingent consideration	$110	10	(13)	1	$108
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. A 5% increase in the above mentioned projections would increase the liability by approximately $20 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $30 million.

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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. At the end of the first quarter of 2012, the actual allocation for the U.S. Plan was 59% equities and equity alternatives and 41% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 82% of non-U.S. Plan assets, is 53% equities and equity alternatives and 47% fixed income. At the end of the first quarter of 2012, the actual allocation for the U.K. Plan was 53% equities and equity alternatives and 47% fixed income.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$61	$56	$2	$2
Interest cost	148	152	3	3
Expected return on plan assets	(226)	(221)	—	—
Amortization of prior service credit	(5)	(5)	(3)	(3)
Recognized actuarial loss	66	55	—	—
Net periodic benefit cost	$44	$37	$2	$2

U.S. Plans only	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$24	$21	$1	$1
Interest cost	57	58	2	2
Expected return on plan assets	(81)	(79)	—	—
Amortization of prior service credit	(4)	(4)	(3)	(3)
Recognized actuarial loss	37	26	—	—
Net periodic benefit cost	$33	$22	$—	$—

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$37	$35	$1	$1
Interest cost	91	94	1	1
Expected return on plan assets	(145)	(142)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	29	29	—	—
Net periodic benefit cost	$11	$15	$2	$2

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
March 31,	2012	2011	2012	2011
Weighted average assumptions:
Expected return on plan assets	8.04%	8.18%	—%	—%
Discount rate	4.91%	5.59%	5.05%	5.84%
Rate of compensation increase	3.09%	4.09%	—%	—%
The Company made $273 million of contributions to its U.S. and non-U.S. pension plans in the first three months of 2012, including discretionary contributions of $100 million to its U.S. qualified pension plan and $100 million to its U.K plans, and expects to contribute approximately $246 million to its non-qualified U.S. pension and non-U.S pension plans during the remainder of 2012.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2012	December 31, 2011
Short-term:
Current portion of long-term debt	$259	$260
Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$—	$250
Senior notes – 4.850% due 2013	250	251
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	326	326
Senior notes – 5.75% due 2015	479	479
Senior notes – 2.30% due 2017	248	—
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	496	496
Mortgage – 5.70% due 2035	429	431
Other	1	1
	2,923	2,928
Less current portion	259	260
	$2,664	$2,668
The senior notes in the table above are publically registered by the Company with no guarantees attached.
During the first quarter of 2012 the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter of 2012 to fund the maturing notes.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2012.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the period ended March 31, 2012 are as follows:

Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect
Other Operating Expenses	$(1)	$1	$—
The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented.

13.    Restructuring Costs
The Company recorded total restructuring costs of $4 million in the first three months of 2012, the majority of which related to severance.
Details of the activity from January 1, 2011 through March 31, 2012 regarding restructuring activities, which includes liabilities from actions prior to 2012, are as follows:

(In millions of dollars)	Liability at 1/1/11	Amounts Accrued	Cash Paid	Other	Liability at 12/31/11	Amounts Accrued	Cash Paid	Other	Liability at 3/31/12
Severance	$40	$29	$(40)	$(2)	$27	$4	$(20)	$6	$17
Future rent under non-cancelable leases and other costs	171	22	(42)	3	154	—	(9)	(3)	142
Total	$211	$51	$(82)	$1	$181	$4	$(29)	$3	$159
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

	March 31, 2012		December 31, 2011
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,410	$1,410	$2,113	$2,113
Long-term investments	$61	$61	$58	$58
Short-term debt	$259	$267	$260	$261
Long-term debt	$2,664	$2,954	$2,668	$2,958

Cash and Cash Equivalents: The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.
Long-term Investments: Long-term investments include certain investments carried at cost and unrealized gains related to available-for-sale investments held in a fiduciary capacity as discussed below.
The Company has long-term investments of $42 million and $37 million at March 31, 2012 and December 31, 2011, carried on the cost basis for which there are no readily available market prices. These investments are included in Other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments would be classified as Level 3 in the fair value hierarchy.
A portion of the Company’s fiduciary funds described in Note 3 are invested in high quality debt securities and are classified as available for sale. Gross unrealized gains (pre-tax) on these securities that are included in other assets and accumulated other comprehensive income in the consolidated balance sheets were $0 million and $1 million at March 31, 2012 and December 31, 2011, respectively. In the three months ended March 31, 2012 and 2011, the Company recorded gross unrealized losses (pre-tax) of $0 million and $3 million, respectively, related to these investments. These amounts have been excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), which is a component of equity.

 Short-term and Long-term Debt: The fair value of the Company’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of a primary portion of the Company’s long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short and long-term debt would be classified as Level 2 in the fair value hierarchy.

15.    Common Stock
At March 31, 2012, the Company remains authorized to repurchase additional shares of its common stock up to a value of $553 million. There is no time limit on this authorization. The Company did not repurchase any shares in the first quarter of 2012 and 2011.

16.    Claims, Lawsuits and Other Contingencies
Errors and Omissions Claims
The Company and its subsidiaries, particularly Marsh and Mercer, are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance and the provision of actuarial services for corporate and public clients. Certain of these claims, particularly in the U.S. and the U.K., seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel and an internal actuarial analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
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

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. Most of these matters have been resolved. Eight actions instituted by policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending in federal and state courts.
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. In the ordinary course of business we are also subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.
Other Contingencies—Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2012, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
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
*****
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
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2012 and 2011 are as follows:

For the Three Months Ended March 31, (In millions of dollars)	Revenue		Operating Income (Loss)
2012 –
Risk and Insurance Services	$1,747	(a)	$417
Consulting	1,313	(b)	159
Total Operating Segments	3,060		576
Corporate / Eliminations	(9)		(49)
Total Consolidated	$3,051		$527
2011–
Risk and Insurance Services	$1,634	(a)	$383
Consulting	1,261	(b)	128
Total Operating Segments	2,895		511
Corporate / Eliminations	(11)		(39)
Total Consolidated	$2,884		$472

(a)
Includes inter-segment revenue of $1 million in both 2012 and 2011, interest income on fiduciary funds of $11 million and $12 million in 2012 and 2011, respectively, and equity method income of $1 million and $2 million in 2012 and 2011, respectively.

(b)	Includes inter-segment revenue of $8 million and $10 million in 2012 and 2011, respectively, and interest income on fiduciary funds of $1 million in both 2012 and 2011.

Details of operating segment revenue for the three-month periods ended March 31, 2012 and 2011 are as follows:

For the Three Months Ended March 31,
(In millions of dollars)	2012	2011
Risk and Insurance Services
Marsh	$1,388	$1,292
Guy Carpenter	359	342
Total Risk and Insurance Services	1,747	1,634
Consulting
Mercer	957	922
Oliver Wyman Group	356	339
Total Consulting	1,313	1,261
Total Operating Segments	3,060	2,895
Corporate/ Eliminations	(9)	(11)
Total	$3,051	$2,884

18.    New Accounting Pronouncements
In the first quarter of 2012, the Company adopted new accounting guidance related to the presentation of Comprehensive Income. The new guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.
On December 23, 2011, the FASB issued an update that indefinitely defers the provisions in this guidance related to the presentation of reclassification adjustments. Other than enhanced disclosure, adoption of this new guidance will not have a material affect on the Company's financial statements.
In January 2012, the Company adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes, the sensitivity of the fair value to changes in unobservable inputs and the hierarchy classification, valuation techniques, and inputs for assets and liabilities whose fair value is only disclosed in the footnotes.
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
General
Marsh & McLennan Companies, Inc. and Subsidiaries (“the Company”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. The Company’s subsidiaries include Marsh, which provides risk and insurance services; Guy Carpenter, which provides reinsurance services; Mercer, which provides human resource and related financial advice and services; and Oliver Wyman Group, which provides management consulting and other services. The Company’s approximately 53,000 employees worldwide provide analysis, advice and transactional capabilities to clients in over 100 countries.
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
In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012 Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerages services to U.S. subsidiaries of Japanese companies.
In February 2012, Mercer acquired the remaining 49% of Yokogara-ORC, a global mobility firm based in Japan, and Pensjon & Finans, a leading Norway-based financial investment and pension consulting firm. In March 2012 Mercer acquired REPCA, a France-based broking and advising firm for employer health and benefits plans.
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

Consolidated Results of Operations

For the Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Revenue	$3,051	$2,884
Expense:
Compensation and Benefits	1,796	1,721
Other Operating Expenses	728	691
Operating Expenses	2,524	2,412
Operating Income	527	472
Income from Continuing Operations	354	319
Discontinued Operations, net of tax	—	12
Net Income Before Non-Controlling Interest	354	331
Net Income Attributable to the Company	$347	$325
Income From Continuing Operations Per Share:
Basic	$0.64	$0.57
Diluted	$0.63	$0.56
Net Income Per Share Attributable to the Company:
Basic	$0.64	$0.59
Diluted	$0.63	$0.58
Average Number of Shares Outstanding:
Basic	542	544
Diluted	551	552
Shares Outstanding at March 31,	546	548
The Company's consolidated operating income increased 12% to $527 million in the first quarter of 2012 compared with consolidated operating income of $472 million in the prior year reflecting increases of $34 million in Risk and Insurance Services and $31 million in Consulting partly offset by increases in corporate expense of $10 million.
Consolidated Revenue and Expense
The Company conducts business in many countries, as a result of which the impact of foreign exchange rate movements may distort period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue, presented below, measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations and acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment is as follows:

For the Three Months Ended March 31,			% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2012	2011
Risk and Insurance Services
Marsh	$1,379	$1,282	8%	(1)%	2%	7%
Guy Carpenter	357	340	5%	(1)%	(1)%	7%
Subtotal	1,736	1,622	7%	(1)%	1%	7%
Fiduciary Interest Income	11	12
Total Risk and Insurance Services	1,747	1,634	7%	(1)%	1%	7%
Consulting
Mercer	957	922	4%	(1)%	1%	4%
Oliver Wyman Group	356	339	5%	(1)%	—	6%
Total Consulting	1,313	1,261	4%	(1)%	—	4%
Corporate/Eliminations	(9)	(11)
Total Revenue	$3,051	$2,884	6%	(1)%	1%	6%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

For the Three Months Ended March 31,			% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2012	2011
Marsh:
EMEA	$577	$551	5%	(4)%	3%	5%
Asia Pacific	142	125	14%	3%	1%	10%
Latin America	74	61	22%	4%	—	18%
Total International	793	737	8%	(2)%	3%	7%
U.S. / Canada	586	545	7%	—	1%	6%
Total Marsh	$1,379	$1,282	8%	(1)%	2%	7%
Mercer:
Retirement	$278	$281	(1)%	(2)%	1%	—
Health and Benefits	253	237	7%	(1)%	1%	6%
Talent, Rewards & Communications	125	117	7%	(1)%	3%	5%
Outsourcing	177	176	0%	1%	(5)%	4%
Investments	124	111	12%	—	4%	7%
Total Mercer	$957	$922	4%	(1)%	1%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2012 was $3.1 billion, an increase of 6% on both a reported and underlying basis from the first quarter of 2011.

Revenue in the Risk and Insurance Services segment for the first quarter of 2012 was $1.7 billion, an increase of
7% from the same period last year, on both a reported and underlying basis. Marsh experienced revenue growth in all geographies, 5% in EMEA, 6% in U.S / Canada, and particularly strong underlying revenue growth of 18% in Latin America and 10% in Asia Pacific. Guy Carpenter's revenue increased 5% on a reported basis and 7% on an underlying basis. Consulting revenue increased 4% to $1.3 billion, resulting from increases of 4% in Mercer and 5% in Oliver Wyman. On an underlying basis, Consulting revenue increased 4% reflecting increases of 4% in Mercer and 6% in Oliver Wyman.
Operating Expense
Consolidated operating expense in the first quarter of 2012 increased 5% from the same period in 2011. This reflects increases of 4% in underlying expenses and 1% due to the impact of acquisitions, partly offset by a 1% decrease due to the impact of foreign exchange. The increase in underlying expenses primarily reflects higher incentive compensation and benefits costs and higher consulting costs.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2012	2011
Revenue	$1,747	$1,634
Compensation and Benefits	902	864
Other Expenses	428	387
Expense	1,330	1,251
Operating Income	$417	$383
Operating Income Margin	23.9%	23.4%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2012 was $1.7 billion, an increase of 7% on a reported and underlying basis compared with the same period in 2011.
In Marsh, revenue in the first quarter of 2012 was $1.4 billion, an increase of 8% compared with the same quarter of the prior year resulting from an increase of 7% in underlying revenue and 2% from acquisitions partly offset by a 1% decrease due to the impact of foreign currency translation. The underlying revenue growth was across all major geographic markets with particularly strong growth in Latin America and Asia Pacific. Underlying revenue increased 6% in the U.S. / Canada, 18% in Latin America, 10% in Asia Pacific and 5% in EMEA. The increase in underlying revenue was driven by both higher client retention rates and new business development.
Guy Carpenter's revenue increased 5% to $357 million in the first quarter of 2012 compared with the same period in 2011, or 7% on an underlying basis, led by its international operations.
Expense
Expenses in the Risk and Insurance Services segment increased 6% in the first quarter of 2012, compared with the same period in the prior year, reflecting a 2% increase from acquisitions and a 5% increase in underlying expenses, partly offset by a 1% decrease related to the impact of foreign currency. The increase in underlying expenses is primarily due to higher base salaries and incentive compensation costs and change in the accrual for contingent acquisition consideration.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2012	2011
Revenue	$1,313	$1,261
Compensation and Benefits	807	794
Other Expenses	347	339
Expense	1,154	1,133
Operating Income	$159	$128
Operating Income Margin	12.1%	10.2%
Revenue
Consulting revenue in the first quarter of 2012 increased 4% on both a reported and underlying basis compared with the same period in 2011. Mercer's revenue was $957 million in the first quarter of 2012, an increase of 4% on both a reported and underlying basis as compared to the same period in 2011 with particularly strong growth in Latin America, Asia Pacific and Canada. On an underlying basis, revenue increased 6% in health and benefits and 5% in talent, rewards and communications. Underlying revenue in retirement was flat compared to prior year. Outsourcing revenue increased 4% on an underlying basis and investment revenue increased 7% on an underlying basis. Oliver Wyman's revenue increased 5% to $356 million in the first quarter of 2012, or 6% on an underlying basis, driven by growth in its financial services, consumer and health & life sciences sectors.
Expense
Consulting expenses increased 2% on a reported and underlying basis in the first quarter of 2012 compared with the same period in 2011. The increase in underlying expenses is primarily due to higher incentive compensation costs.
Corporate and Other
The following results of Corporate and Other includes the run-off of the Corporate Advisory and Restructuring ("CARG") operations:

For the Three Months Ended March 31,
(In millions of dollars)	2012	2011
Corporate and Other:
Corporate Advisory and Restructuring Operating Income	$1	$3
Corporate Expense	(50)	(42)
Total Corporate and Other	$(49)	$(39)
Corporate expenses in the first quarter of 2012 were $50 million compared with $42 million in the prior year. The increase is primarily due to accelerated amortization of equity awards for retirement eligible senior executives.
The CARG amounts reflect payments received related to the CARG businesses divested in 2008.
Interest
Interest income earned on corporate funds amounted to $6 million in the first quarter of 2012 compared with $7 million in the first quarter of 2011. Interest expense decreased $5 million in 2012 compared with the prior period of 2011. The decrease is due to the early extinguishment of a portion of the Company's outstanding notes during the third quarter of 2011, a lower net interest rate on the Company's debt subject to interest rate swaps and lower interest expense attributable to deferred purchase consideration related to acquisitions. These decreases are partly offset by interest on new senior notes issued during the third quarter of 2011 and first quarter of 2012.

Investment Income
The Company recorded investment gains of $20 million in the first quarter of 2012, an increase of $1 million from the prior year. These gains are primarily due to mark-to-market increases on private equity investments.
Income Taxes
The Company's effective tax rate in the first quarter of 2012 was 30.2%. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The 28.6% effective tax rate for the first quarter of 2011 includes a benefit from the effective settlement of the IRS audit for 2006 to 2008. Excluding this benefit, the effective tax rate for the first quarter of 2011 was 31.6%.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable outside the U.S. In recent years, most of the Company's profits were earned outside the U.S. In 2012 the forecasted pre-tax income in the U.K., Canada, Australia and Bermuda are expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 25%, 28%, 30% and 0%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. For example, proposals for U.S. tax reform, if enacted, could have a significant adverse impact on the effective tax rate while a reduction in the tax rate in a significant foreign jurisdiction could have a positive impact.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased from $143 million at December 31, 2011 to $144 million at March 31, 2012. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $60 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

For the Three Months Ended March 31,
(In millions of dollars, except per share figures)	2012	2011
Disposals of discontinued operations	$—	$—
Income tax (credit) expense	—	(12)
Disposals of discontinued operations, net of tax	—	12
Discontinued operations, net of tax	$—	$12
Discontinued operations, net of tax per share
– Basic	—	$0.02
– Diluted	—	$0.02
Discontinued operations for the three months ended March 31, 2011 primarily relates to a tax recovery under the indemnity related to the Putnam sale.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2011, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations of which all but approximately $82 million is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The Company expects to continue its practice of repatriating foreign funds out of annual earnings. The analysis of the portion of 2012 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company’s cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $503 million of cash from operations for the three months ended March 31, 2012, compared with $376 million used by operations for the same period in 2011. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. Cash generated from the disposition of businesses is included in investing cash flows. The Company's cash flow from operations is typically negative in the first quarter of each year resulting from payment of accrued incentive compensation.
During the first quarter of 2012, the Company made $200 million of discretionary pension contributions, $100 million each to its U.S. and U.K. plans.
Financing Cash Flows
Net cash used for financing activities was $145 million for the period ended March 31, 2012 compared with $128 million net cash used for the same period in 2011.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter to fund the maturing notes.
The Company paid dividends on its common shares of $121 million ($0.22 per share) during the first three months of 2012, as compared with $117 million ($0.21 per share) during the first three months of 2011.
On October 13, 2011, the Company and certain of its foreign subsidiaries entered into a $1.0 billion multi-currency five-year unsecured revolving credit facility, which replaced the $1.0 billion facility that was previously in place. The interest rate on this facility is based on Libor plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under the prior facility at March 31, 2012.
In the first quarter of 2012, the Company paid $13 million of contingent payments related to acquisitions made in prior periods. In the first quarter of 2011, the Company paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.
The Company's senior debt is currently rated Baa2 by Moody's and BBB- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-3 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
Investing Cash Flows
Cash used for investing activities amounted to $116 million in the first three months of 2012, compared with $168 million used during the same period in 2011.

The Company made six acquisitions in the first quarter of 2012. Cash used for these acquisitions, net of cash acquired was $53 million. In addition, in the first quarter of 2012, the Company paid $7 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $70 million and estimated future contingent consideration payments of $114 million for acquisitions completed in the first three months of 2012 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2012.
The Company made four acquisitions in the first three months of 2011. Cash used for these acquisitions, net of cash acquired, was approximately $90 million. In addition, in the first quarter of 2011, the Company paid $14 million of deferred purchase and contingent consideration related to acquisitions made in prior years.
The Company's additions to fixed assets and capitalized software, which amounted to $51 million in the first three months of 2012 compared with $67 million in the first three months of 2011, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $80 million in connection with its investments in Trident II and other funds managed by Stone Point Capital, LLC ("Stone Point"), and approximately $60 million in two private equity funds that invest primarily in financial services companies managed by companies unrelated to Stone Point. The majority of the Company's investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments. No significant future capital calls related to Trident ll are expected.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2012 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$259	$259	$ —	$ —	$ —
Long-term debt	2,671	—	340	752	1,579
Interest on long-term debt	1,220	163	296	227	534
Net operating leases	2,293	353	575	423	942
Service agreements	325	91	102	79	53
Other long-term obligations	198	72	125	1	—
Total	$6,966	$938	$1,438	$1,482	$3,108
The above does not include unrecognized tax benefits of $144 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $10 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $1.3 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	March 31, 2012
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,410
Fiduciary cash and investments	$4,284
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 12 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $3 million.
In addition to interest rate risk, our cash and cash equivalents and fiduciary fund investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board-approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary fund investments are invested in short-term bank deposits and liquid money market funds.
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
Equity Price Risk
The Company holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital, as well as two private equity funds managed by companies unrelated to Stone Point Capital that invests primarily in financial services companies. Publicly traded investments of $19 million are classified as available for sale. Non-publicly traded investments of $42 million are accounted for using the cost method and $129 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the first quarter of 2012. In August 2011, Board of Directors of the Company authorized the share repurchase of up to a dollar value of $500 million of the Company's common stock. This was in addition to a September 2010 authorization by the Company's Board of Directors to repurchase shares of the Company's common stock up to a dollar value of $500 million. Pursuant to these combined authorizations, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $553 million. There is no time limit on these authorizations.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2012	__	__	__	$553,488,567
Feb 1 - 29, 2012	__	__	__	$553,488,567
Mar 1 - 31, 2012	__	__	__	$553,488,567
Total Q1 2012	—	__	—	$553,488,567

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosure.
Not Applicable.

Item 5.         Other Information.

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 2, 2012, and will present net income and other comprehensive income in two separate statements in our annual and quarterly financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31, 2011, 2010 and 2009. The retrospective application did not have a material impact on our financial condition or results of operations.

MARSH & McLENNAN COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31,
(In millions of dollars)	2011	2010	2009
Net income before non-controlling interests	$1,015	$871	$241
Other Comprehensive Income (loss), before tax:
Foreign currency translation adjustments	(100)	(34)	400
Unrealized investment loss	(9)	(11)	(3)
Losses related to pension/post-retirement plans	(1,114)	(146)	(589)
Other comprehensive loss, before tax	(1,223)	(191)	(192)
Income tax credit on other comprehensive income	335	62	119
Other comprehensive loss, net of tax	(888)	(129)	(73)
Comprehensive income	127	742	168
Less: Comprehensive income attributable to non-controlling interests	(22)	(16)	(14)
Comprehensive income attributable to the Company	$105	$726	$154

Item 6.         Exhibits.
See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2012	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	May 8, 2012	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.2	Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.3	Letter Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Peter Zaffino

10.4	Letter Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Alexander Moczarski

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase