Form 10-Q
period 2012-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2012-08-08
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2012, there were outstanding 544,195,564 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

▪	our exposure to potential liabilities arising from errors and omissions claims against us, particularly in our Marsh and Mercer businesses in the U.S. and the U.K.;

▪	our ability to make strategic acquisitions and dispositions and to integrate, and realize expected synergies, savings or strategic benefits from the businesses we acquire;

▪	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

▪
the impact of any regional, national or global political, economic, regulatory or market conditions on our results of operations and financial condition, including the European debt crisis and market perceptions concerning the stability of the Euro;

▪	the impact of changes in interest rates and deterioration of counterparty credit quality on our results related to our cash balances and investment portfolios, including corporate and fiduciary funds;

▪	the impact on our net income caused by fluctuations in foreign currency exchange rates;

▪	the impact on our net income or cash flows and our effective tax rate in a particular period caused by settled tax audits and expired statutes of limitation;

▪	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2012	2011	2012	2011
Revenue	$3,026	$2,928	$6,077	$5,812
Expense:
Compensation and benefits	1,776	1,728	3,572	3,449
Other operating expenses	732	735	1,460	1,426
Operating expenses	2,508	2,463	5,032	4,875
Operating income	518	465	1,045	937
Interest income	6	5	12	12
Interest expense	(45)	(49)	(91)	(100)
Investment income (loss)	4	(6)	24	13
Income before income taxes	483	415	990	862
Income tax expense	144	129	297	257
Income from continuing operations	339	286	693	605
Discontinued operations, net of tax	(2)	3	(2)	15
Net income before non-controlling interests	337	289	691	620
Less: Net income attributable to non-controlling interests	8	7	15	13
Net income attributable to the Company	$329	$282	$676	$607
Basic net income per share – Continuing operations	$0.61	$0.51	$1.24	$1.08
– Net income attributable to the Company	$0.60	$0.51	$1.24	$1.10
Diluted net income per share – Continuing operations	$0.60	$0.50	$1.23	$1.06
– Net income attributable to the Company	$0.59	$0.50	$1.22	$1.09
Average number of shares outstanding – Basic	545	547	544	545
– Diluted	553	555	552	554
Shares outstanding at June 30,	544	541	544	541
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net income before non-controlling interests	$337	$289	$691	$620
Other Comprehensive Income (loss), before tax:
Foreign currency translation adjustments	(191)	64	(29)	237
Unrealized investment loss	—	(1)	(1)	(5)
Gain (loss) related to pension/post-retirement plans	120	58	134	(6)
Other comprehensive income (loss), before tax	(71)	121	104	226
Income tax expense (credit) on other comprehensive income (loss)	21	16	31	4
Other comprehensive income (loss), net of tax	(92)	105	73	222
Comprehensive income	245	394	764	842
Less: Comprehensive income attributable to non-controlling interest	(8)	(7)	(15)	(13)
Comprehensive income attributable to the Company	$237	$387	$749	$829

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions of dollars)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,504	$2,113
Receivables
Commissions and fees	2,905	2,676
Advanced premiums and claims	66	86
Other	238	249
	3,209	3,011
Less-allowance for doubtful accounts and cancellations	(107)	(105)
Net receivables	3,102	2,906
Current deferred tax assets	381	376
Other current assets	208	253
Total current assets	5,195	5,648
Goodwill and intangible assets	7,086	6,963
Fixed assets (net of accumulated depreciation and amortization of $1,535 at June 30, 2012 and $1,469 at December 31, 2011)	800	804
Pension related assets	140	39
Deferred tax assets	1,153	1,205
Other assets	828	795
	$15,202	$15,454

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions of dollars)	June 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$259	$260
Accounts payable and accrued liabilities	1,758	2,016
Accrued compensation and employee benefits	916	1,400
Accrued income taxes	111	63
Dividends payable	126	—
Total current liabilities	3,170	3,739
Fiduciary liabilities	4,449	4,082
Less – cash and investments held in a fiduciary capacity	(4,449)	(4,082)
	—	—
Long-term debt	2,663	2,668
Pension, post-retirement and post-employment benefits	1,574	1,655
Liabilities for errors and omissions	466	468
Other liabilities	985	984
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2012 and
December 31, 2011	561	561
Additional paid-in capital	1,053	1,156
Retained earnings	8,257	7,949
Accumulated other comprehensive loss	(3,115)	(3,188)
Non-controlling interests	71	57
	6,827	6,535
Less – treasury shares, at cost, 16,852,064 shares at June 30, 2012 and
21,463,226 shares at December 31, 2011	(483)	(595)
Total equity	6,344	5,940
	$15,202	$15,454
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions of dollars)	2012	2011
Operating cash flows:
Net income before non-controlling interests	$691	$620
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	133	133
Amortization of intangible assets	34	32
Provision for deferred income taxes	25	73
Gain on investments	(24)	(13)
Loss on disposition of assets	12	1
Stock option expense	20	12
Changes in assets and liabilities:
Net receivables	(193)	(70)
Other current assets	(29)	(75)
Other assets	(37)	(145)
Accounts payable and accrued liabilities	(218)	148
Accrued compensation and employee benefits	(484)	(422)
Accrued income taxes	49	43
Other liabilities	68	64
Effect of exchange rate changes	19	(71)
Net cash provided by operations	66	330
Financing cash flows:
Purchase of treasury shares	(100)	(235)
Proceeds from issuance of debt	248	—
Repayments of debt	(254)	(6)
Purchase of non-controlling interests	—	(21)
Shares withheld for taxes on vested units – treasury shares	(89)	(86)
Issuance of common stock	95	112
Payments of contingent consideration for acquisitions	(14)	—
Distributions of non-controlling interests	(4)	—
Dividends paid	(242)	(235)
Net cash used for financing activities	(360)	(471)
Investing cash flows:
Capital expenditures	(149)	(142)
Net (purchases) sales of long-term investments	(8)	33
Proceeds from sales of fixed assets	1	1
Dispositions	2	1
Acquisitions	(129)	(113)
Other, net	(1)	(1)
Net cash used for investing activities	(284)	(221)
Effect of exchange rate changes on cash and cash equivalents	(31)	127
Decrease in cash and cash equivalents	(609)	(235)
Cash and cash equivalents at beginning of period	2,113	1,894
Cash and cash equivalents at end of period	$1,504	$1,659
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Six Months Ended June 30,
(In millions, except per share figures)	2012	2011
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,156	$1,185
Change in accrued stock compensation costs	(79)	(85)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(25)	(6)
Purchase of subsidiary shares from non-controlling interests	1	(2)
Balance, end of period	$1,053	$1,092
RETAINED EARNINGS
Balance, beginning of year	$7,949	$7,436
Net income attributable to the Company	676	607
Dividend equivalents declared (per share amounts: $0.67 in 2012 and $0.64 in 2011)	(4)	(7)
Dividends declared – (per share amounts: $0.67 in 2012 and $0.64 in 2011)	(364)	(348)
Balance, end of period	$8,257	$7,688
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(3,188)	$(2,300)
Foreign currency translation adjustments	(15)	235
Unrealized investment holding losses, net of reclassification adjustments	(3)	(4)
Net changes under benefit plans, net of tax	91	(9)
Balance, end of period	$(3,115)	$(2,078)
TREASURY SHARES
Balance, beginning of year	$(595)	$(514)
Issuance of shares under stock compensation plans and employee stock purchase plans	212	213
Purchase of treasury shares	(100)	(235)
Balance, end of period	$(483)	$(536)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$57	$47
Net income attributable to non-controlling interests	15	13
Distributions	(4)	(4)
Other changes	3	(3)
Balance, end of period	$71	$53
TOTAL EQUITY	$6,344	$6,780
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
In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012, Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies. In June 2012, Marsh acquired Progressive Benefits Solutions, an employee benefits agency based in North Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses.
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

2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, although the Company believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and six-month periods ended June 30, 2012 and 2011.
Investment Income (Loss)
The caption “Investment income (loss)” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of available for sale securities and the change in value of the Company’s holdings in certain private equity funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. This line includes equity method gains/(losses) of $4 million and $(4) million for the three months ended June 30, 2012 and 2011, respectively, and $24 million and $14 million for the six months ended June 30, 2012 and 2011, respectively.
The Company has an investment in Trident II limited partnership, a private equity investment fund. At June 30, 2012, the Company’s investment in Trident II was approximately $100 million, reflected in other assets in the consolidated balance sheet. The Company’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $67 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.
Income Taxes
The Company’s effective tax rate in the second quarter of 2012 was 29.8% compared with 31.1% in the second quarter of 2011. These rates reflect non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first six months of 2012 and 2011 was 30% and 29.8%, respectively. The 29.8% effective tax rate for the first six months of 2011 includes a benefit from the effective settlement of the IRS audits for the tax years from 2006 to 2008. Excluding this benefit, the effective tax rate for the first six months of of 2011 was 31.4%.
The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. When evaluating the potential imposition of penalties, the Company considers a number of relevant factors under penalty statutes, including appropriate disclosure of the tax return position, the existence of legal authority supporting the Company’s position, and the advice of professional tax advisors.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company’s gross unrecognized tax benefits increased to $176 million at June 30, 2012 from $143 million at December 31, 2011. Of the total unrecognized tax benefits at June 30, 2012 and December 31, 2011, $108 million and $102 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in a future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $50 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $21 million and $22 million for the six-month periods ended June 30, 2012 and 2011, respectively. The Consulting segment recorded fiduciary interest income of $1 million for the the six-month period ended June 30, 2012 and $2 million for the same period in 2011. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Fiduciary assets include approximately $19 million and $62 million of fixed income securities classified as available for sale at June 30, 2012 and December 31, 2011, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, mature or a loss is recognized as an other than temporary impairment. Unrealized gains, net of tax, were $0 million and $2 million at June 30, 2012 and December 31, 2011, respectively.
Net uncollected premiums and claims and the related payables amounted to $11 billion at June 30, 2012 and $9 billion at December 31, 2011. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $17 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.

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

Basic EPS Calculation - Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income from continuing operations	$339	$286	$693	$605
Less: Net income attributable to non-controlling interests	8	7	15	13
Net income from continuing operations attributable to the Company	331	279	678	592
Less: Portion attributable to participating securities	—	1	1	4
Net income attributable to common shares for basic earnings per share	$331	$278	$677	$588
Basic weighted average common shares outstanding	545	547	544	545

Basic EPS Calculation - Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income attributable to the Company	$329	$282	$676	$607
Less: Portion attributable to participating securities	—	2	1	4
Net income attributable to common shares for basic earnings per share	$329	$280	$675	$603
Basic weighted average common shares outstanding	545	547	544	545

Diluted EPS Calculation - Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income from continuing operations	$339	$286	$693	$605
Less: Net income attributable to non-controlling interests	8	7	15	13
Net income from continuing operations attributable to the Company	331	279	678	592
Less: Portion attributable to participating securities	—	1	1	4
Net income attributable to common shares for diluted earnings per share	$331	$278	$677	$588
Basic weighted average common shares outstanding	545	547	544	545
Dilutive effect of potentially issuable common shares	8	8	8	9
Diluted weighted average common shares outstanding	553	555	552	554
Average stock price used to calculate common stock equivalents	$32.31	$30.03	$32.13	$29.47

Diluted EPS Calculation - Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income attributable to the Company	$329	$282	$676	$607
Less: Portion attributable to participating securities	—	2	1	4
Net income attributable to common shares for diluted earnings per share	$329	$280	$675	$603
Basic weighted average common shares outstanding	545	547	544	545
Dilutive effect of potentially issuable common shares	8	8	8	9
Diluted weighted average common shares outstanding	553	555	552	554
Average stock price used to calculate common stock equivalents	$32.31	$30.03	$32.13	$29.47
There were 37.3 million and 41.4 million stock options outstanding as of June 30, 2012 and 2011, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2012 and 2011.

(In millions of dollars)	2012	2011
Assets acquired, excluding cash	$131	$128
Liabilities assumed	(31)	(17)
Contingent/deferred purchase consideration	(18)	(13)
Net cash outflow for current year acquisitions	82	98
Deferred purchase consideration from prior years' acquisitions	47	15
Net cash outflow for acquisitions	$129	$113

(In millions of dollars)	2012	2011
Interest paid	$92	$100
Income taxes paid/(refunded)	$160	$(112)
The Company had non-cash issuances of common stock under its share-based payment plan of $181 million for each of the six-month periods ended June 30, 2012 and 2011. The Company recorded stock-based compensation expense related to equity awards of $80 million and $83 million for the six-month periods ended June 30, 2012 and

2011, respectively.

6.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) for the three and six-month periods ended June 30, 2012 and 2011 are as follows:

Three Months Ended June 30,	2012			2011
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(191)	$(14)	$(177)	$64	$—	$64
Unrealized investment gains (losses)	—	1	(1)	(1)	—	(1)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(8)	—	(8)	(8)	(3)	(5)
Net actuarial losses	68	1	67	54	22	32
Subtotal	60	1	59	46	19	27
Foreign currency translation adjustments	60	33	27	12	(3)	15
Pension/post-retirement plans (gains) losses	120	34	86	58	16	42
Other comprehensive income (loss)	$(71)	$21	$(92)	$121	$16	$105

Six Months Ended June 30,	2012			2011
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(29)	$(14)	$(15)	$237	$2	$235
Unrealized investment gains (losses)	(1)	2	(3)	(5)	(1)	(4)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(16)	(5)	(11)	(16)	(5)	(11)
Net actuarial losses	134	43	91	109	34	75
Subtotal	118	38	80	93	29	64
Foreign currency translation adjustments	16	5	11	(99)	(26)	(73)
Pension/post-retirement plans (gains) losses	134	43	91	(6)	3	(9)
Other comprehensive income (loss)	$104	$31	$73	$226	$4	$222

7.     Acquisitions
During the first six months of 2012, the Company made five acquisitions in its Risk and Insurance Services segment and three in its Consulting segment. In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012, Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies. In February 2012, Mercer acquired the remaining 49% of Yokogawa-ORC, a global mobility firm based in Japan, which was previously accounted for under the equity method, and Pensjon & Finans, a leading Norway-based financial investment and pension consulting firm. In March 2012, Mercer acquired REPCA, a France-based broking and advisory firm for employer health and benefits plans. In June 2012, Marsh acquired Progressive Benefits Solutions, an employee benefits agency based in North

Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses.
Total purchase consideration for the 2012 acquisitions was $183 million, which consisted of cash paid of $103 million, deferred purchase and estimated contingent consideration of $18 million, and cash held in escrow of $62 million at December 31, 2011 that was released in the first quarter of 2012. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $61 million of deferred purchase and contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

For the Six Months Ended June 30,
(Amounts in millions)	2012
Cash (includes $62 million held in escrow at 12/31/11)	$165
Estimated fair value of contingent consideration	18
Total Consideration	$183
Allocation of purchase price:
Cash and cash equivalents	$21
Accounts receivable, net	3
Property, plant, and equipment	2
Intangible assets	81
Goodwill	113
Other assets	5
Total assets acquired	225
Current liabilities	9
Other liabilities	33
Total liabilities assumed	42
Net assets acquired	$183
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
Total purchase consideration for acquisitions made during the first six months of 2011 was $114 million which consisted of cash paid of $101 million and estimated contingent consideration of $13 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first six months of 2011, the Company also paid $15 million of deferred purchase consideration related to acquisitions made in prior years.
In the second quarter of 2011, Marsh purchased the remaining minority interest of a previously majority owned entity for total purchase consideration of $8 million and accounted for this acquisition under the guidance for consolidations and non-controlling interests. This guidance requires that changes in a parent's ownership interest while retaining financial controlling interest in a subsidiary be accounted for as an equity transaction. Stepping up the acquired assets to fair value or the recording of goodwill is not permitted. Therefore, the Company recorded a decrease to additional paid in capital in 2011 of $2 million related to this transaction.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Revenue	$3,030	$2,974	$6,092	$5,908
Income from continuing operations	$340	$289	$695	$605
Net income attributable to the Company	$330	$285	$678	$606
Basic net income per share:
– Continuing operations	$0.61	$0.51	$1.25	$1.08
– Net income attributable to the Company	$0.60	$0.52	$1.24	$1.10
Diluted net income per share:
– Continuing operations	$0.60	$0.50	$1.23	$1.06
– Net income attributable to the Company	$0.60	$0.51	$1.23	$1.09
The Consolidated Statements of Income for the three and six months ended June 30, 2012 include approximately $24 million of revenue and $6 million of net operating income and approximately $45 million of revenue and $8 million of net operating income, respectively, related to acquisitions made during 2012.

8.     Dispositions

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars, except per share figures)	2012	2011	2012	2011
Other discontinued operations, net of tax	$(2)	$—	$(2)	$—
Income (loss) from discontinued operations, net of tax	(2)	—	(2)	—
Disposals of discontinued operations	—	8	—	8
Income tax (credit) expense	—	5	—	(7)
Disposals of discontinued operations, net of tax	—	3	—	15
Discontinued operations, net of tax	$(2)	$3	$(2)	$15
Discontinued operations, net of tax per share
– Basic	$(0.01)	$—	$—	$0.02
– Diluted	$(0.01)	$—	$(0.01)	$0.03

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
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions of dollars)	2012	2011
Balance as of January 1, as reported	$6,562	$6,420
Goodwill acquired	113	76
Other adjustments(a)	(32)	99
Balance at June 30,	$6,643	$6,595

(a)	Primarily foreign exchange.
Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.6 billion and Consulting, $2.0 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	June 30, 2012			December 31, 2011
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$747	$304	$443	$666	$265	$401

Aggregate amortization expense for the six months ended June 30, 2012 and 2011 was $34 million and $32 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2012 (excludes amortization through June 30, 2012)	$34
2013	64
2014	60
2015	57
2016	46
Subsequent years	182
$443

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
Other Sovereign Government Obligations, Municipal Bonds and Corporate Bonds - Level 2
The investments in this caption, primarily investments in Germany and France, are valued on the basis of valuations furnished by an independent pricing service. Such services or dealers determine valuations for normal institutional-size trading units of such securities using methods based on market transactions for comparable securities and various relationships, generally recognized by institutional traders, between securities.
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
Contingent Consideration Liability - Level 3
Purchase consideration for some acquisitions made by the Company includes contingent consideration arrangements. Contingent consideration arrangements are primarily based on achieving EBITDA and revenue targets over two to four years. The fair value of contingent consideration is estimated as the present value of future cash flows that would result from the projected revenue and earnings of the acquired entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	06/30/12	12/31/11	06/30/12	12/31/11	06/30/12	12/31/11	06/30/12	12/31/11
Assets:
Financial instruments owned:
Mutual funds(a)	$131	$134	$—	$—	$—	$—	$131	$134
Money market funds(b)	194	226	—	—	—	—	194	226
Interest rate swap derivatives(c)	—	—	7	7	—	—	7	7
Total assets measured at fair value	$325	$360	$7	$7	$—	$—	$332	$367
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$6	$13	$—	$—	$6	$13
Other sovereign government obligations and supranational agencies	—	—	13	47	—	—	13	47
Corporate and other debt	—	—	—	2	—	—	—	2
Money market funds	218	186	—	—	—	—	218	186
Total fiduciary assets measured at fair value	$218	$186	$19	$62	$—	$—	$237	$248
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$116	$110	$116	$110
Senior Notes due 2014(e)	—	—	257	257	—	—	257	257
Total liabilities measured at fair value	$—	$—	$257	$257	$116	$110	$373	$367

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long term debt in the consolidated balance sheets.
During the six-month period ended June 30, 2012, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the six month period ended June 30, 2012 that represent contingent consideration related to acquisitions:

(In millions of dollars)	Fair Value, December 31, 2011	Additions	Payments	Revaluation Impact	Fair Value, June 30, 2012
Contingent consideration	$110	$18	$(14)	$2	$116
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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. At the end of the second quarter of 2012, the actual allocation for the U.S. Plan was 57% equities and equity alternatives and 43% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 80% of non-U.S. Plan assets, is 53% equities and equity alternatives and 47% fixed income. At the end of the second quarter of 2012, the actual allocation for the U.K. Plan was 51% equities and equity alternatives and 49% fixed income. The assets of the Company's defined benefit plans are well-diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$60	$58	$—	$1
Interest cost	149	153	3	4
Expected return on plan assets	(225)	(224)	—	—
Amortization of prior service credit	(5)	(4)	(3)	(4)
Recognized actuarial loss	68	53	—	—
Net periodic benefit cost	$47	$36	$—	$1

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$121	$114	$2	$3
Interest cost	297	305	6	7
Expected return on plan assets	(451)	(445)	—	—
Amortization of prior service credit	(10)	(9)	(6)	(7)
Recognized actuarial loss	134	108	—	—
Net periodic benefit cost	$91	$73	$2	$3

U.S. Plans only	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$23	$21	$—	$1
Interest cost	58	57	2	3
Expected return on plan assets	(80)	(78)	—	—
Amortization of prior service credit	(4)	(4)	(3)	(4)
Recognized actuarial loss (credit)	39	24	(1)	—
Net periodic benefit cost (credit)	$36	$20	$(2)	$—

U.S. Plans only	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$47	$42	$1	$2
Interest cost	115	115	4	5
Expected return on plan assets	(161)	(157)	—	—
Amortization of prior service credit	(8)	(8)	(6)	(7)
Recognized actuarial loss (credit)	76	50	(1)	—
Net periodic benefit cost (credit)	$69	$42	$(2)	$—

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$37	$37	$—	$—
Interest cost	91	96	1	1
Expected return on plan assets	(145)	(146)	—	—
Amortization of prior service cost	(1)	—	—	—
Recognized actuarial loss	29	29	1	—
Net periodic benefit cost	$11	$16	$2	$1

Significant non-U.S. Plans only	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$74	$72	$1	$1
Interest cost	182	190	2	2
Expected return on plan assets	(290)	(288)	—	—
Amortization of prior service cost	(2)	(1)	—	—
Recognized actuarial loss	58	58	1	—
Net periodic benefit cost	$22	$31	$4	$3

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
June 30	2012	2011	2012	2011
Weighted average assumptions:
Expected return on plan assets	8.04%	8.18%	—%	—%
Discount rate	4.91%	5.59%	5.05%	5.84%
Rate of compensation increase	3.09%	4.09%	—%	—%
The Company made $347 million of contributions to its U.S. and non-U.S. defined benefit plans in the first six months of 2012, including discretionary contributions of $100 million to its U.S. qualified defined benefit plan and $100 million to its U.K. plans, and expects to contribute approximately $172 million to its non-qualified U.S. and non-U.S. defined benefit plans during the remainder of 2012.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	June 30, 2012	December 31, 2011
Short-term:
Current portion of long-term debt	$259	$260
Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$—	$250
Senior notes – 4.850% due 2013	250	251
Senior notes – 5.875% due 2033	297	296
Senior notes – 5.375% due 2014	326	326
Senior notes – 5.75% due 2015	479	479
Senior notes – 2.30% due 2017	248	—
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	497	496
Mortgage – 5.70% due 2035	426	431
Other	1	1
	2,922	2,928
Less current portion	259	260
	$2,663	$2,668
The senior notes in the table above are publically registered by the Company with no guarantees attached.
During the first quarter of 2012 the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter of 2012 to fund the maturing notes.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2012.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the year-to-date periods ending June 30, 2012 and June 30, 2011 are as follows:

	2012			2011
Income statement classification (In millions of dollars)	Gain on Swaps	Loss on Notes	Net Income Effect	Gain on Swaps	Loss on Notes	Net Income Effect
Other Operating Expenses	$—	$—	$—	$4.7	$(4.7)	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented.

13.    Restructuring Costs
The Company recorded total restructuring costs of $11 million in the first six months of 2012, the majority of which related to severance.
Details of the activity from January 1, 2011 through June 30, 2012 regarding restructuring activities, which includes liabilities from actions prior to 2012, are as follows:

(In millions of dollars)	Liability at 1/1/11	Amounts Accrued	Cash Paid	Other	Liability at 12/31/11	Amounts Accrued	Cash Paid	Other	Liability at 6/30/12
Severance	$40	$29	$(40)	$(2)	$27	$8	$(28)	$4	$11
Future rent under non-cancelable leases and other costs	171	22	(42)	3	154	3	(21)	(2)	134
Total	$211	$51	$(82)	$1	$181	$11	$(49)	$2	$145
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

	June 30, 2012		December 31, 2011
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,504	$1,504	$2,113	$2,113
Long-term investments	$61	$61	$58	$58
Short-term debt	$259	$265	$260	$261
Long-term debt	$2,663	$2,944	$2,668	$2,958
Cash and Cash Equivalents: The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.
Long-term Investments: Long-term investments include certain investments carried at cost and unrealized gains related to available-for-sale investments held in a fiduciary capacity as discussed below.
The Company has long-term investments of $42 million and $37 million at June 30, 2012 and December 31, 2011, carried on the cost basis for which there are no readily available market prices. The remaining long-term investments are publicly traded mutual funds related to voluntary deferred compensation plans. The fair value of the mutual funds is based on quoted market prices. Management's estimate of the fair value of non-publicly traded investments is based on valuation methodologies including discounted cash flows, estimates of sale price based on multiples of revenue, earnings or EBITDA or estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. These investments are included in Other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments would be classified as Level 3 in the fair value hierarchy.
A portion of the Company’s fiduciary funds described in Note 3 are invested in high quality debt securities and are classified as available for sale. There were no gross unrealized gains or losses (pre-tax) on these securities at June 30, 2012.

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

15.    Common Stock
During the second quarter of 2012, the Company repurchased 3.1 million shares of its common stock for consideration of $100 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $453 million. During the first six months of 2011, the Company purchased 7.8 million shares of its common stock for total consideration of $235 million.

16.    Claims, Lawsuits and Other Contingencies
Errors and Omissions Claims
The Company and its subsidiaries, particularly Marsh and Mercer, are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. Certain of these claims, particularly in the U.S. and the U.K., seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies—Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel and an internal actuarial analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.

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
Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. Most of these matters have been resolved. Seven actions instituted by policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending in federal and state courts.
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. In the ordinary course of business we are also subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.
Other Contingencies—Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2012, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
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
Selected information about the Company’s operating segments for the three and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2012 –
Risk and Insurance Services	$1,698	(a)	$401	$3,445	(c)	$818
Consulting	1,341	(b)	172	2,654	(d)	331
Total Operating Segments	3,039		573	6,099		1,149
Corporate / Eliminations	(13)		(55)	(22)		(104)
Total Consolidated	$3,026		$518	$6,077		$1,045
2011–
Risk and Insurance Services	$1,620	(a)	$356	$3,254	(c)	$739
Consulting	1,319	(b)	152	2,580	(d)	280
Total Operating Segments	2,939		508	5,834		1,019
Corporate / Eliminations	(11)		(43)	(22)		(82)
Total Consolidated	$2,928		$465	$5,812		$937

(a)
Includes inter-segment revenue of $2 million and $1 million in 2012 and 2011, respectively, interest income on fiduciary funds of $10 million in both 2012 and 2011, and equity method income of $9 million and $7 million in 2012 and 2011, respectively.

(b)	Includes inter-segment revenue of $11 million and $10 million in 2012 and 2011, respectively, and interest income on fiduciary funds of $1 million in 2011.

(c)
Includes inter-segment revenue of $3 million and $2 million in 2012 and 2011, respectively, interest income on fiduciary funds of $21 million and $22 million in 2012 and 2011, respectively, and equity method income of $10 million and $9 million in 2012 and 2011, respectively.

(d)	Includes inter-segment revenue of $19 million and $20 million in 2012 and 2011, respectively, and interest income on fiduciary funds of $1 million and $2 million in 2012 and 2011, respectively.

Details of operating segment revenue for the three and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2012	2011	2012	2011
Risk and Insurance Services
Marsh	$1,421	$1,362	$2,809	$2,654
Guy Carpenter	277	258	636	600
Total Risk and Insurance Services	1,698	1,620	3,445	3,254
Consulting
Mercer	960	945	1,917	1,867
Oliver Wyman Group	381	374	737	713
Total Consulting	1,341	1,319	2,654	2,580
Total Operating Segments	3,039	2,939	6,099	5,834
Corporate/ Eliminations	(13)	(11)	(22)	(22)
Total	$3,026	$2,928	$6,077	$5,812

18.    New Accounting Pronouncements
In the first quarter of 2012, the Company adopted new accounting guidance related to the presentation of Comprehensive Income. The new guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. On December 23, 2011, the FASB issued an update that indefinitely defers the provisions in this guidance related to the presentation of reclassification adjustments. Other than enhanced disclosure, adoption of this new guidance will not have a material effect on the Company's financial statements.
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
In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012 Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerages services to U.S. subsidiaries of Japanese companies. In June 2012 Marsh acquired Progressive Benefits Solutions, an employee benefits agency based in North Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses.
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

Consolidated Results of Operations

	Second Quarter		Six Months
(In millions, except per share figures)	2012	2011	2012	2011
Revenue	$3,026	$2,928	$6,077	$5,812
Expense:
Compensation and Benefits	1,776	1,728	3,572	3,449
Other Operating Expenses	732	735	1,460	1,426
Operating Expenses	2,508	2,463	5,032	4,875
Operating Income	518	465	1,045	937
Income from Continuing Operations	339	286	693	605
Discontinued Operations, net of tax	(2)	3	(2)	15
Net Income Before Non-Controlling Interest	337	289	691	620
Net Income Attributable to the Company	$329	$282	$676	$607
Income From Continuing Operations Per Share:
Basic	$0.61	$0.51	$1.24	$1.08
Diluted	$0.60	$0.50	$1.23	$1.06
Net Income Per Share Attributable to the Company:
Basic	$0.60	$0.51	$1.24	$1.10
Diluted	$0.59	$0.50	$1.22	$1.09
Average Number of Shares Outstanding:
Basic	545	547	544	545
Diluted	553	555	552	554
Shares Outstanding at June 30,	544	541	544	541
The Company's consolidated operating income increased 11% to $518 million in the second quarter of 2012 compared with consolidated operating income of $465 million in the prior year, reflecting increases of $45 million in Risk and Insurance Services and $20 million in Consulting, partly offset by increases in corporate expense of $12 million.
The Company reported consolidated operating income of approximately $1 billion in the first six months of 2012 compared with consolidated operating income of $937 million in the prior year reflecting increases of $79 million in Risk and Insurance Services and $51 million in Consulting, partly offset by increases in corporate expense of $22 million.
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

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2012	2011
Risk and Insurance Services
Marsh	$1,413	$1,353	4%	(3)%	2%	6%
Guy Carpenter	275	257	7%	(2)%	(1)%	10%
Subtotal	1,688	1,610	5%	(3)%	2%	6%
Fiduciary Interest Income	10	10
Total Risk and Insurance Services	1,698	1,620	5%	(3)%	2%	6%
Consulting
Mercer	960	945	2%	(3)%	2%	3%
Oliver Wyman Group	381	374	2%	(4)%	(3)%	8%
Total Consulting	1,341	1,319	2%	(3)%	1%	4%
Corporate/Eliminations	(13)	(11)
Total Revenue	$3,026	$2,928	3%	(3)%	1%	5%

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2012	2011
Marsh:
EMEA	$455	$445	2%	(7)%	4%	5%
Asia Pacific	181	169	6%	(3)%	—	10%
Latin America	87	83	5%	(9)%	—	14%
Total International	723	697	4%	(6)%	3%	7%
U.S. / Canada	690	656	5%	(1)%	2%	4%
Total Marsh	$1,413	$1,353	4%	(3)%	2%	6%
Mercer:
Retirement	$267	$271	(2)%	(4)%	1%	1%
Health and Benefits	255	241	6%	(3)%	3%	6%
Talent, Rewards & Communications	132	127	4%	(3)%	7%	1%
Outsourcing	178	188	(5)%	(2)%	(3)%	1%
Investments	128	118	9%	(4)%	6%	7%
Total Mercer	$960	$945	2%	(3)%	2%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

(In millions of dollars)	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2012	2011
Risk and Insurance Services
Marsh	$2,792	$2,635	6%	(2)%	2%	6%
Guy Carpenter	632	597	6%	(1)%	(1)%	8%
Subtotal	3,424	3,232	6%	(2)%	2%	7%
Fiduciary Interest Income	21	22
Total Risk and Insurance Services	3,445	3,254	6%	(2)%	2%	7%
Consulting
Mercer	1,917	1,867	3%	(2)%	1%	3%
Oliver Wyman Group	737	713	3%	(2)%	(2)%	7%
Total Consulting	2,654	2,580	3%	(2)%	1%	4%
Corporate/Eliminations	(22)	(22)
Total Revenue	$6,077	$5,812	5%	(2)%	1%	6%

The following table provides more detailed revenue information for certain of the components presented above:

(In millions of dollars)	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2012	2011
Marsh:
EMEA	$1,032	$996	4%	(5)%	4%	5%
Asia Pacific	323	294	10%	(1)%	1%	10%
Latin America	161	144	12%	(4)%	—	16%
Total International	1,516	1,434	6%	(4)%	3%	7%
U.S. / Canada	1,276	1,201	6%	—	2%	5%
Total Marsh	$2,792	$2,635	6%	(2)%	2%	6%
Mercer:
Retirement	$545	$552	(1)%	(3)%	1%	—%
Health and Benefits	508	478	6%	(2)%	2%	6%
Rewards, Talent & Communications	257	244	5%	(2)%	5%	2%
Outsourcing	355	364	(3)%	(1)%	(4)%	2%
Investment Consulting & Management	252	229	10%	(2)%	5%	7%
Total Mercer	$1,917	$1,867	3%	(2)%	1%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the second quarter of 2012 was $3.0 billion, an increase of 3% on a reported basis and 5% on an underlying basis from the second quarter of 2011.

Revenue in the Risk and Insurance Services segment for the second quarter of 2012 was $1.7 billion, an increase of 5% from the same period last year on a reported basis and 6% on an underlying basis. Marsh experienced revenue growth in all geographies with particularly strong underlying revenue growth of 14% in Latin America and 10% in Asia Pacific. Guy Carpenter's revenue increased 7% on a reported basis and 10% on an underlying basis. Consulting revenue increased 2% to $1.3 billion. On an underlying basis, Consulting revenue increased 4% reflecting increases of 3% in Mercer and 8% in Oliver Wyman.

For the first six months of 2012, Risk & Insurance Services revenue increased 6% on a reported basis from the same period in 2011, and 7% on an underlying basis. Consulting revenue increased 3% compared with the same period last year. On an underlying basis, Consulting revenue increased 4%, reflecting a 3% increase at Mercer and a 7% increase at Oliver Wyman.
Operating Expense
Consolidated operating expense in the second quarter of 2012 increased 2% from the same period in 2011. This reflects increases of 4% in underlying expenses and 1% due to the impact of acquisitions, partly offset by a 3% decrease due to the impact of foreign exchange. The increase in underlying expenses primarily reflects higher incentive compensation and benefits costs and higher consulting costs.
For the six months ended June 30, 2012, operating expenses increased 3% compared to the same period in 2011. This reflects increases of 4% in underlying expenses and 1% due to acquisitions, partly offset by a decrease of 2% due to the impact of foreign exchange.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2012	2011	2012	2011
Revenue	$1,698	$1,620	$3,445	$3,254
Compensation and Benefits	886	863	1,788	1,727
Other Expenses	411	401	839	788
Expense	1,297	1,264	2,627	2,515
Operating Income	$401	$356	$818	$739
Operating Income Margin	23.6%	22.0%	23.7%	22.7%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2012 was $1.7 billion, an increase of 5% on a reported basis and 6% on an underlying basis compared with the same period in 2011.
In Marsh, revenue in the second quarter of 2012 was $1.4 billion, an increase of 4% compared with the same quarter of the prior year resulting from an increase of 6% in underlying revenue and 2% from acquisitions partly offset by a 3% decrease due to the impact of foreign currency translation. The underlying revenue grew across all major geographic markets with particularly strong growth in Latin America and Asia Pacific. Underlying revenue increased 4% in the U.S. / Canada, 14% in Latin America, 10% in Asia Pacific and 5% in EMEA. The increase in underlying revenue was driven by both higher client retention rates and new business development.
Guy Carpenter's revenue increased 7% to $275 million in the second quarter of 2012 compared with the same period in 2011, or 10% on an underlying basis, led by its international operations.
Revenue in the Risk & Insurance Services segment increased 6% in the first six months of 2012 compared with 2011, or 7% on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 3% in the second quarter of 2012 compared with the same period in the prior year, reflecting a 2% increase from acquisitions and a 4% increase in underlying expenses, partly offset by a 3% decrease related to the impact of foreign currency. The increase in underlying expenses is primarily due to higher incentive compensation and benefits costs.
Expenses for the six month period in 2012 increased 4% compared to prior year, reflecting a 5% increase in underlying expenses and 2% due to acquisitions, partly offset by a decrease of 2% related to the impact of foreign currency. The increase in underlying expenses is primarily due to higher base salaries and incentive compensation costs and a change in the accrual for contingent acquisition consideration.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2012	2011	2012	2011
Revenue	$1,341	$1,319	$2,654	$2,580
Compensation and Benefits	803	800	1,610	1,594
Other Expenses	366	367	713	706
Expense	1,169	1,167	2,323	2,300
Operating Income	$172	$152	$331	$280
Operating Income Margin	12.8%	11.5%	12.5%	10.9%
Revenue
Consulting revenue in the second quarter of 2012 increased 2% on a reported basis and 4% on an underlying basis compared with the same period in 2011. Mercer's revenue was $960 million in the second quarter of 2012, an increase of 2% on a reported basis and 3% on underlying basis as compared to the same period in 2011 with particularly strong growth in Asia Pacific and Latin America. The revenue growth on an underlying basis reflects growth in all of Mercer's major lines of business, primarily driven by a 6% increase in health and benefits and a 7% increase in investments. Oliver Wyman's revenue increased 2% to $381 million in the second quarter of 2012, or 8% on an underlying basis, driven by growth in its consumer, health & life sciences and communications sectors.
Consulting revenue in the first six months of 2012 increased 3% compared with the same period in 2011, or 4% on an underlying basis, with underlying growth of 3% in Mercer and 7% in Oliver Wyman.
Expense
Consulting expenses were flat on a reported basis in the second quarter of 2012 compared with the same period in 2011 as underlying growth of 3% was offset by a 3% decrease due to the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher incentive compensation and benefits costs.
Expenses for the six months in 2012 increased 1% over the same period in the prior year driven by a 3% increase in underlying expense partly offset by a 2% increase due to the impact of foreign exchange.
Corporate and Other
The following results of Corporate and Other includes the run-off of the Corporate Advisory and Restructuring ("CARG") operations:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2012	2011	2012	2011
Corporate Advisory and Restructuring Operating Income	$2	$2	$3	$5
Corporate Expense	(57)	(45)	(107)	(87)
Total Corporate and Other	$(55)	$(43)	$(104)	$(82)
Corporate expenses in the second quarter of 2012 were $57 million compared with $45 million in the prior year. The increase is primarily due to accelerated amortization of equity awards for retirement eligible senior executives and higher consulting costs associated with corporate initiatives.

The CARG amounts reflect payments received related to the CARG businesses divested in 2008.
Interest
Interest income earned on corporate funds amounted to $6 million in the second quarter of 2012 compared with $5 million in the second quarter of 2011. Interest expense decreased $4 million and $9 million, respectively in 2012 compared with the second quarter and six month periods of 2011. The decrease in interest expense is primarily due to the impact of lower interest rates on the refinancing of senior notes during the second half of 2011 and the first quarter of 2012.
Investment Income
The Company recorded investment gains of $4 million in the second quarter of 2012 primarily due to mark-to- market gains on private equity fund investments. This compares with an investment loss of $6 million in the second quarter of 2011 due to mark-to-market losses on private equity fund investments and an impairment charge resulting from the other than temporary decrease in the value of a cost basis investment.
For the first six months of 2012, investment income was $24 million compared with $13 million in the prior year, primarily due to higher mark-to-market gains on private equity fund investments and the above-mentioned impairment charge recorded in 2011.
Income Taxes
The Company's effective tax rate in the second quarter of 2012 was 29.8% compared with 31.1% in the second quarter of 2011. These rates reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first six months of 2012 was 30%. The 29.8% effective tax rate for the first six months of 2011 includes a benefit from the effective settlement of the IRS audit for 2006 to 2008. Excluding this benefit, the effective tax rate for the first six months of 2011 was 31.4%.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable outside the U.S. In recent years, most of the Company's profits were earned outside the U.S. In 2012 the forecasted pre-tax income in the U.K., Canada, Australia and Bermuda are expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 26%, 27%, 30% and 0%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. For example, proposals for U.S. tax reform, if enacted, could have a significant adverse impact on the effective tax rate while a reduction in the tax rate in a significant foreign jurisdiction could have a positive impact.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased to $176 million at June 30, 2012 from $143 million at December 31, 2011. Of the total unrecognized tax benefits at June 30, 2012 and December 31, 2011, $108 million and $102 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in a future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $50 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars, except per share figures)	2012	2011	2012	2011
Discontinued operations, net of tax	$(2)	$—	$(2)	$—
Loss from discontinued operations, net of tax	(2)	—	(2)	—
Disposals of discontinued operations	—	8	—	8
Income tax (credit) expense	—	5	—	(7)
Disposals of discontinued operations, net of tax	—	3	—	15
Discontinued operations, net of tax	$(2)	$3	$(2)	$15
Discontinued operations, net of tax per share
– Basic	$(0.01)	$—	$—	$0.02
– Diluted	$(0.01)	$—	$(0.01)	$0.03
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2011, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations of which all but approximately $82 million is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2012 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company’s cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $66 million of cash from operations for the six months ended June 30, 2012, compared with $330 million provided by operations for the same period in 2011. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. During the first quarter of 2012, the Company made $200 million of discretionary pension contributions, discussed in more detail below.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions.

In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. The pension stabilization provisions included in the “Moving Ahead for Progress in the 21st Century Act” enacted on July 6, 2012, changed the methodology for determining the discount rate used for calculating plan liabilities under ERISA, which determines, in part, the funding requirements. After considering the $100 million discretionary contribution made to the plan earlier in 2012, and the impact of the pension funding stabilization provisions discussed above, the Company does not expect any contributions will be required to its U.S. tax-qualified plan through the end of 2014. In the first six months of 2012, the Company has also contributed $12 million to its non-qualified defined benefit plans, and expects a similar level of contribution for the second half of 2012.

The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K. , which comprise approximately 80% of non-U.S. plan assets. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different than those used for U.S. GAAP and typically result in a lower funded status than under U.S. GAAP. The current funding plan was based on assumptions that reflect market levels as of year-end 2009, was agreed to in early 2011 and forms the basis for the Company's aggregate contributions to the U.K. plans for 2011 through 2013. During the first six months of 2012, the Company made required contributions of $135 million to its non-U.S. defined benefit pension plans, including amounts called for under the U.K. funding plan. Additionally, the Company made a $100 million discretionary contribution to the U.K. plans. The Company expects to fund an additional $160 million to its non-U.S. plans over the remainder of 2012, of which approximately two-thirds relates to the U.K. plans. The valuation of the U.K. pension plan at December 31, 2012 will be used in the negotiation process that will determine funding that becomes applicable in 2014.
Financing Cash Flows
Net cash used for financing activities was $360 million for the period ended June 30, 2012 compared with $471 million net cash used for the same period in 2011.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter to fund the maturing notes.
The Company paid dividends on its common shares of $242 million ($0.44 per share) during the first six months of 2012, as compared with $235 million ($0.42 per share) during the first six months of 2011.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2012.
During the six months of 2012, the Company paid $14 million of contingent payments related to acquisitions made in prior periods. In the first quarter of 2011, the Company paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.
During the second quarter of 2012, the Company repurchased 3.1 million of its common stock for consideration of $100 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $453 million. During the first six months of 2011, the Company purchased 7.8 million shares of its common stock for total consideration of $235 million.
The Company's senior debt is currently rated Baa2 by Moody's and BBB- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-3 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
Investing Cash Flows
Cash used for investing activities amounted to $284 million in the first six months of 2012, compared with $221 million used during the same period in 2011.

The Company made eight acquisitions in the first six months of 2012. Cash used for these acquisitions, net of cash acquired was $82 million. In addition, in the first six months of 2012 the Company paid $47 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $30 million and estimated future contingent consideration payments of $119 million for acquisitions completed in the first six months of 2012 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2012.
The Company made five acquisitions in the first six months of 2011. Cash used for these acquisitions, net of cash acquired, was approximately $98 million. In addition, in the second quarter of 2011, the Company paid $15 million of deferred purchase and contingent consideration related to acquisitions made in prior years.
The Company's additions to fixed assets and capitalized software, which amounted to $149 million in the first six months of 2012 compared with $142 million in the first six months of 2011, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $80 million in connection with its investments in Trident II and other funds managed by Stone Point Capital, LLC ("Stone Point"), and approximately $50 million in two private equity funds that invest primarily in financial services companies managed by companies unrelated to Stone Point. The majority of the Company's investment commitments for funds managed by Stone Point are related to Trident II, the investment period for which is now closed for new investments. No significant future capital calls related to Trident ll are expected.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2012 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$259	$259	$ —	$ —	$ —
Long-term debt	2,668	—	340	752	1,576
Interest on long-term debt	1,198	165	296	227	510
Net operating leases	2,203	343	553	414	893
Service agreements	299	80	98	78	43
Other long-term obligations	164	43	117	2	2
Total	$6,791	$890	$1,404	$1,473	$3,024
The above does not include unrecognized tax benefits of $176 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $10 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 ("Guarantees") as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include pension liabilities of $1.3 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	June 30, 2012
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,504
Fiduciary cash and investments	$4,449
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 10 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Equity Price Risk
The Company holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital, as well as two private equity funds managed by companies unrelated to Stone Point Capital that invests primarily in financial services companies. Publicly traded investments of $19 million are classified as available for sale. Non-publicly traded investments of $42 million are accounted for using the cost method and $138 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities

In August 2011, the Board of Directors of the Company authorized share repurchase up to a dollar value of $500 million of the Company's common stock. This was in addition to a September 2010 authorization to repurchase shares of the Company's common stock up to a dollar value of $500 million. The Company repurchased approximately 3 million shares of its common stock for $100 million during the second quarter of 2012. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $453 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	__	__	__	$553,488,567
May 1-31, 2012	1,787,317	$32.1559	1,787,317	$496,015,810
June 1-30, 2012	1,333,149	$31.8997	1,333,149	$453,488,800
Total Q2 2012	3,120,466	$32.0464	3,120,466	$453,488,800

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

Date:	August 8, 2012	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	August 8, 2012	/s/ Robert J. Rapport
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