Form 10-Q
period 2012-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2012-11-08
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2012, there were outstanding 544,386,722 shares of common stock, par value $1.00 per share, of the registrant.

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

▪
our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including trade sanctions laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2012	2011	2012	2011
Revenue	$2,845	$2,806	$8,922	$8,618
Expense:
Compensation and benefits	1,760	1,753	5,332	5,202
Other operating expenses	707	743	2,167	2,169
Operating expenses	2,467	2,496	7,499	7,371
Operating income	378	310	1,423	1,247
Interest income	6	9	18	21
Interest expense	(44)	(49)	(135)	(149)
Cost of extinguishment of debt	—	(72)	—	(72)
Investment (loss) income	(4)	—	20	13
Income before income taxes	336	198	1,326	1,060
Income tax expense	90	65	387	322
Income from continuing operations	246	133	939	738
Discontinued operations, net of tax	1	2	(1)	17
Net income before non-controlling interests	247	135	938	755
Less: Net income attributable to non-controlling interests	6	5	21	18
Net income attributable to the Company	$241	$130	$917	$737
Basic net income per share – Continuing operations	$0.44	$0.24	$1.68	$1.32
– Net income attributable to the Company	$0.44	$0.24	$1.68	$1.35
Diluted net income per share – Continuing operations	$0.43	$0.23	$1.66	$1.30
– Net income attributable to the Company	$0.44	$0.24	$1.66	$1.33
Average number of shares outstanding – Basic	544	540	544	543
– Diluted	552	549	552	552
Shares outstanding at September 30	544	538	544	538

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net income before non-controlling interests	$247	$135	$938	$755
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	171	(349)	142	(112)
Unrealized investment loss	—	(1)	(1)	(6)
Gain (loss) related to pension/post-retirement plans	(72)	130	62	124
Other comprehensive income (loss), before tax	99	(220)	203	6
Income tax expense (credit) on other comprehensive income (loss)	(11)	35	20	39
Other comprehensive income (loss), net of tax	110	(255)	183	(33)
Comprehensive income	357	(120)	1,121	722
Less: Comprehensive income attributable to non-controlling interest	(6)	(5)	(21)	(18)
Comprehensive income attributable to the Company	$351	$(125)	$1,100	$704

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions of dollars)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,044	$2,113
Receivables
Commissions and fees	2,871	2,676
Advanced premiums and claims	63	86
Other	234	249
	3,168	3,011
Less-allowance for doubtful accounts and cancellations	(109)	(105)
Net receivables	3,059	2,906
Current deferred tax assets	334	376
Other current assets	214	253
Total current assets	5,651	5,648
Goodwill and intangible assets	7,113	6,963
Fixed assets (net of accumulated depreciation and amortization of $ 1,551 at September 30, 2012 and $1,469 at December 31, 2011)	807	804
Pension related assets	225	39
Deferred tax assets	1,192	1,205
Other assets	748	795
	$15,736	$15,454

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions of dollars)	September 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$259	$260
Accounts payable and accrued liabilities	1,742	2,016
Accrued compensation and employee benefits	1,225	1,400
Accrued income taxes	154	63
Dividends payable	126	—
Total current liabilities	3,506	3,739
Fiduciary liabilities	4,044	4,082
Less – cash and investments held in a fiduciary capacity	(4,044)	(4,082)
	—	—
Long-term debt	2,660	2,668
Pension, post-retirement and post-employment benefits	1,594	1,655
Liabilities for errors and omissions	476	468
Other liabilities	920	984
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2012
and December 31, 2011	561	561
Additional paid-in capital	1,076	1,156
Retained earnings	8,371	7,949
Accumulated other comprehensive loss	(3,005)	(3,188)
Non-controlling interests	70	57
	7,073	6,535
Less – treasury shares, at cost, 16,865,990 shares at September 30, 2012
and 21,463,226 shares at December 31, 2011	(493)	(595)
Total equity	6,580	5,940
	$15,736	$15,454
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions of dollars)	2012	2011
Operating cash flows:
Net income before non-controlling interests	$938	$755
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	201	200
Amortization of intangible assets	53	50
Intangible asset impairment	8	—
Adjustments to acquisition related contingent consideration liability	(32)	—
Charge for early extinguishment of debt	—	72
Provision for deferred income taxes	18	91
Gain on investments	(19)	(12)
Loss on disposition of assets	13	1
Stock option expense	23	16
Changes in assets and liabilities:
Net receivables	(148)	122
Other current assets	19	(83)
Other assets	(204)	(184)
Accounts payable and accrued liabilities	(208)	90
Accrued compensation and employee benefits	(176)	(188)
Accrued income taxes	88	12
Other liabilities	201	93
Effect of exchange rate changes	(25)	(40)
Net cash provided by operations	750	995
Financing cash flows:
Purchase of treasury shares	(180)	(361)
Proceeds from issuance of debt	248	496
Repayments of debt	(257)	(8)
Payments for early extinguishment of debt	—	(672)
Purchase of non-controlling interests	—	(21)
Shares withheld for taxes on vested units – treasury shares	(92)	(90)
Issuance of common stock	151	123
Payments of contingent consideration for acquisitions	(20)	—
Distributions of non-controlling interests	(5)	—
Dividends paid	(369)	(358)
Net cash used for financing activities	(524)	(891)
Investing cash flows:
Capital expenditures	(249)	(205)
Net sales of long-term investments	26	64
Proceeds from sales of fixed assets	4	4
Dispositions	2	1
Acquisitions	(153)	(134)
Other, net	1	(3)
Net cash used for investing activities	(369)	(273)
Effect of exchange rate changes on cash and cash equivalents	74	(11)
Decrease in cash and cash equivalents	(69)	(180)
Cash and cash equivalents at beginning of period	2,113	1,894
Cash and cash equivalents at end of period	$2,044	$1,714
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share figures)	2012	2011
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,156	$1,185
Change in accrued stock compensation costs	(45)	(50)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(36)	(10)
Purchase of subsidiary shares from non-controlling interests	1	(2)
Balance, end of period	$1,076	$1,123
RETAINED EARNINGS
Balance, beginning of year	$7,949	$7,436
Net income attributable to the Company	917	737
Dividend equivalents declared (per share amounts: $0.90 in 2012 and $0.86 in 2011)	(6)	(11)
Dividends declared – (per share amounts: $0.90 in 2012 and $0.86 in 2011)	(489)	(466)
Balance, end of period	$8,371	$7,696
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(3,188)	$(2,300)
Foreign currency translation adjustments	152	(113)
Unrealized investment holding losses, net of reclassification adjustments	(2)	(5)
Net changes under benefit plans, net of tax	33	85
Balance, end of period	$(3,005)	$(2,333)
TREASURY SHARES
Balance, beginning of year	$(595)	$(514)
Issuance of shares under stock compensation plans and employee stock purchase plans	282	235
Purchase of treasury shares	(180)	(361)
Balance, end of period	$(493)	$(640)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$57	$47
Net income attributable to non-controlling interests	21	18
Distributions	(5)	—
Other changes	(3)	(7)
Balance, end of period	$70	$58
TOTAL EQUITY	$6,580	$6,465
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
In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012, Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies. In June 2012, Marsh acquired Progressive Benefits Solutions, an employee benefits agency based in North Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses. In August 2012, Marsh acquired Rosenfeld-Einstein, a South Carolina-based employee benefits service provider, and Eidson Insurance, a property/casualty and employee benefits services firm located in Florida.
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
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three- and nine-month periods ended September 30, 2012 and 2011.
Investment (Loss) Income
The caption “Investment (loss) income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in Trident II, a limited partnership. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. The company recorded equity method gains/(losses) on its investment in Trident II, of $(1) million and $0 million for the three months ended September 30, 2012 and 2011 , respectively, and $23 million and $14 million for the nine months ended September 30, 2012 and 2011, respectively.
At September 30, 2012, the Company’s investment in Trident II was approximately $66 million, reflected in other assets in the consolidated balance sheet. The Company’s maximum exposure to loss is equal to its investment plus any calls on its remaining capital commitment of $67 million. Since this fund is closed to new investments, none of the remaining capital commitment is expected to be called.
Income Taxes

The Company's effective tax rate in the third quarter of 2012 was 26.8% compared with 32.8% in the third quarter of 2011. These rates reflect non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. In addition, the lower rate in the current period reflects several tax benefits, including the benefit from recording previously unrecognized tax benefits as a result of expiring statutes of limitations for U.S. federal tax years 2006 and 2008, and a favorable permanent difference related to a tax-free adjustment to the estimated liability for contingent consideration. These benefits were partially offset by charges to increase unrecognized tax benefits for certain operations in Asia and U.S. tax costs related to actions taken during the quarter to reduce positions in the Euro currency held by certain of the Company's non-U.S. operations. The effective tax rate for the first nine months of 2012 and 2011 was 29.2% and 30.4%, respectively. The decline primarily reflects the effects of the aforementioned items as well as a lower estimated annual effective tax rate in the current year. The statute of limitations for the 2007 federal tax return remains open in connection with the IRS review of the Company's carryback of Foreign Tax Credits from 2009 to 2007.

The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. When evaluating the potential imposition of penalties, the Company considers a number of relevant factors under penalty statutes, including appropriate disclosure of the tax return position, the existence of legal authority supporting the Company's position, and the advice of professional tax advisors.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits were approximately $143 million at both September 30, 2012 and December 31, 2011. Of the total unrecognized tax benefits at September 30, 2012 and December 31, 2011, $94 million and $102 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in a future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $20 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $31 million and $36 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The Consulting segment recorded fiduciary interest income of $2 million for the the nine-month period ended September 30, 2012 and $3 million for the same period in 2011. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Fiduciary assets include approximately $5 million and $62 million of fixed income securities classified as available for sale at September 30, 2012 and December 31, 2011, respectively. Unrealized gains or losses from available for sale securities are recorded in other comprehensive income until the securities are disposed of, mature or a loss is recognized as an other than temporary impairment. Unrealized gains, net of tax, were $0 million and $2 million at September 30, 2012 and December 31, 2011, respectively.

Net uncollected premiums and claims and the related payables amounted to $10 billion at September 30, 2012 and $9 billion at December 31, 2011. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic EPS Calculation - Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income from continuing operations	$246	$133	$939	$738
Less: Net income attributable to non-controlling interests	6	5	21	18
Net income from continuing operations attributable to the Company	240	128	918	720
Less: Portion attributable to participating securities	—	1	2	5
Net income attributable to common shares for basic earnings per share	$240	$127	$916	$715
Basic weighted average common shares outstanding	544	540	544	543

Basic EPS Calculation - Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income attributable to the Company	$241	$130	$917	$737
Less: Portion attributable to participating securities	—	1	2	5
Net income attributable to common shares for basic earnings per share	$241	$129	$915	$732
Basic weighted average common shares outstanding	544	540	544	543

Diluted EPS Calculation - Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income from continuing operations	$246	$133	$939	$738
Less: Net income attributable to non-controlling interests	6	5	21	18
Net income from continuing operations attributable to the Company	240	128	918	720
Less: Portion attributable to participating securities	—	1	2	5
Net income attributable to common shares for diluted earnings per share	$240	$127	$916	$715
Basic weighted average common shares outstanding	544	540	544	543
Dilutive effect of potentially issuable common shares	8	9	8	9
Diluted weighted average common shares outstanding	552	549	552	552
Average stock price used to calculate common stock equivalents	$33.53	$28.87	$32.60	$29.27

Diluted EPS Calculation - Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2012	2011	2012	2011
Net income attributable to the Company	$241	$130	$917	$737
Less: Portion attributable to participating securities	—	1	2	5
Net income attributable to common shares for diluted earnings per share	$241	$129	$915	$732
Basic weighted average common shares outstanding	544	540	544	543
Dilutive effect of potentially issuable common shares	8	9	8	9
Diluted weighted average common shares outstanding	552	549	552	552
Average stock price used to calculate common stock equivalents	$33.53	$28.87	$32.60	$29.27
There were 35.1 million and 40.5 million stock options outstanding as of September 30, 2012 and 2011, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2012 and 2011.

(In millions of dollars)	2012	2011
Assets acquired, excluding cash	$160	$148
Liabilities assumed	(39)	(19)
Contingent/deferred purchase consideration	(19)	(16)
Net cash outflow for current year acquisitions	102	113
Purchase of other intangibles	—	2
Contingent payments from prior years' acquisitions	—	3
Deferred purchase consideration from prior years' acquisitions	51	16
Net cash outflow for acquisitions	$153	$134

(In millions of dollars)	2012	2011
Interest paid	$150	$163
Income taxes paid/(refunded)	$237	$(37)

The Company had non-cash issuances of common stock under its share-based payment plan of $187 million and $191 million for the nine months ended September 30, 2012 and 2011. The Company recorded stock-based compensation expense related to equity awards of $117 million and $124 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

6.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2012 and 2011 are as follows:

Three Months Ended September 30,	2012			2011
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$171	$4	$167	$(349)	$(1)	$(348)
Unrealized investment gains (losses)	—	(1)	1	(1)	—	(1)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(8)	(6)	(2)	(8)	(3)	(5)
Net actuarial losses	68	52	16	51	18	33
Subtotal	60	46	14	43	15	28
Foreign currency translation adjustments	(132)	(60)	(72)	87	21	66
Pension/post-retirement plans (gains) losses	(72)	(14)	(58)	130	36	94
Other comprehensive income (loss)	$99	$(11)	$110	$(220)	$35	$(255)

Nine Months Ended September 30,	2012			2011
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$142	$(10)	$152	$(112)	$1	$(113)
Unrealized investment gains (losses)	(1)	1	(2)	(6)	(1)	(5)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(24)	(11)	(13)	(24)	(8)	(16)
Net actuarial losses	202	95	107	160	52	108
Subtotal	178	84	94	136	44	92
Foreign currency translation adjustments	(116)	(55)	(61)	(12)	(5)	(7)
Pension/post-retirement plans (gains) losses	62	29	33	124	39	85
Other comprehensive income (loss)	$203	$20	$183	$6	$39	$(33)

7.     Acquisitions
During the first nine months of 2012, the Company made seven acquisitions in its Risk and Insurance Services segment and three in its Consulting segment. In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012, Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies. In February 2012, Mercer acquired the remaining 49% of Yokogawa-ORC, a global mobility firm based in Japan, which was previously accounted for under the equity method, and Pensjon & Finans, a leading Norway-based financial investment and pension consulting firm. In March 2012, Mercer acquired REPCA, a France-based broking and advisory firm for employer health and benefits plans. In June 2012, Marsh acquired Progressive Benefits Solutions, an employee benefits agency based in North Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses. In August 2012 Marsh acquired Rosenfeld-Einstein, a South Carolina-based employee benefits service provider, and Eidson Insurance, a property/casualty and employee benefits services firm located in Florida.
Total purchase consideration for acquisitions made during the nine months of 2012 was $205 million, which consisted of cash paid of $124 million, deferred purchase and estimated contingent consideration of $19 million, and cash held in escrow of $62 million at December 31, 2011 that was released in the first quarter of 2012. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During the nine-months ended September 30, 2012, the Company also paid $51 million of deferred purchase consideration and $20 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

For the Nine Months Ended September 30,
(Amounts in millions)	2012
Cash (includes $62 million held in escrow at 12/31/11)	$186
Estimated fair value of deferred/contingent consideration	19
Total Consideration	$205
Allocation of purchase price:
Cash and cash equivalents	$22
Accounts receivable, net	5
Property, plant, and equipment	3
Intangible assets	96
Goodwill	126
Other assets	3
Total assets acquired	255
Current liabilities	11
Other liabilities	39
Total liabilities assumed	50
Net assets acquired	$205
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
Total purchase consideration for acquisitions made during the first nine months of 2011 was $132 million which consisted of cash paid of $116 million and estimated contingent consideration of $16 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on earnings projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During the first nine-months of 2011, the Company also paid $19 million of deferred purchase consideration related to acquisitions made in prior years. In addition, the Company paid $2 million to purchase other intangible assets during the first nine months of 2011.
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
Pending Acquisitions
Subsequent to September 30, 2012, Marsh made two additional acquisitions for an aggregate purchase price of approximately $60 million and given the timing of these transactions, the initial accounting for the business combinations is not yet complete.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Revenue	$2,848	$2,850	$8,946	$8,762
Income from continuing operations	$247	$133	$943	$738
Net income attributable to the Company	$242	$130	$921	$737
Basic net income per share:
– Continuing operations	$0.44	$0.24	$1.69	$1.32
– Net income attributable to the Company	$0.44	$0.24	$1.69	$1.35
Diluted net income per share:
– Continuing operations	$0.44	$0.23	$1.67	$1.30
– Net income attributable to the Company	$0.44	$0.24	$1.66	$1.33
The Consolidated Statements of Income for the three and nine months ended September 30, 2012 include approximately $31 million of revenue and $6 million of net operating income and approximately $76 million of revenue and $15 million of net operating income, respectively, related to acquisitions made during 2012

8.     Dispositions

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars, except per share figures)	2012	2011	2012	2011
Other discontinued operations, net of tax	$1	$—	$(1)	$—
Income (loss) from discontinued operations, net of tax	1	—	(1)	—
Disposals of discontinued operations	—	3	—	11
Income tax (credit) expense	—	1	—	(6)
Disposals of discontinued operations, net of tax	—	2	—	17
Discontinued operations, net of tax	$1	$2	$(1)	$17
Discontinued operations, net of tax per share
– Basic	$—	$—	$—	$0.03
– Diluted	$0.01	$0.01	$—	$0.03

Discontinued operations for the nine months ended September 30, 2011 primarily relates to an insurance recovery for legal fees incurred at Putnam prior to its sale and a tax recovery under the indemnity related to the Putnam sale.

9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considered the totality of numerous factors, which included that the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair values of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year over year change in the Company's share price. The Company completed its evaluation in the third quarter of 2012 and concluded that a two-step goodwill impairment test was not required in 2012 and that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions of dollars)	2012	2011
Balance as of January 1, as reported	$6,562	$6,420
Goodwill acquired	126	88
Other adjustments(a)	(9)	31
Balance at September 30,	$6,679	$6,539

(a)	Reflects increases due to the impact of foreign exchange in both years. 2012 also reflects a reduction due to purchase accounting adjustments.
Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.6 billion and Consulting, $2.1 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization is as follows:

	September 30, 2012			December 31, 2011
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$762	$328	$434	$666	$265	$401
The Company recorded an intangible asset impairment charge of $8 million in the third quarter of 2012 in the Risk & Insurance Services segment.
Aggregate amortization expense for the nine months ended September 30, 2012 and 2011 was $53 million and $50 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2012 (excludes amortization through September 30, 2012)	$17
2013	65
2014	61
2015	58
2016	47
Subsequent years	186
$434

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	09/30/12	12/31/11	09/30/12	12/31/11	09/30/12	12/31/11	09/30/12	12/31/11
Assets:
Financial instruments owned:
Mutual funds(a)	$137	$134	$—	$—	$—	$—	$137	$134
Money market funds(b)	284	226	—	—	—	—	284	226
Interest rate swap derivatives(c)	—	—	6	7	—	—	6	7
Total assets measured at fair value	$421	$360	$6	$7	$—	$—	$427	$367
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$5	$13	$—	$—	$5	$13
Other sovereign government obligations and supranational agencies	—	—	—	47	—	—	—	47
Corporate and other debt	—	—	—	2	—	—	—	2
Money market funds	179	186	—	—	—	—	179	186
Total fiduciary assets measured at fair value	$179	$186	$5	$62	$—	$—	$184	$248
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$77	$110	$77	$110
Senior Notes due 2014(e)	—	—	256	257	—	—	256	257
Total liabilities measured at fair value	$—	$—	$256	$257	$77	$110	$333	$367

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long term debt in the consolidated balance sheets.
During the nine-month period ended September 30, 2012, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the nine month period ended September 30, 2012 that represent contingent consideration related to acquisitions:

(In millions of dollars)	Fair Value, December 31, 2011	Additions	Payments	Revaluation Impact	Fair Value, September 30, 2012
Contingent consideration	$110	$19	$(20)	$(32)	$77
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net reduction in the estimated fair value of such liabilities for prior period acquisitions of $32 million in the nine-month period ended September 30, 2012. A 5% increase in the above mentioned projections would increase the liability by approximately $25 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $25 million.

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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. At the end of the second quarter of 2012, the actual allocation for the U.S. Plan was 57% equities and equity alternatives and 43% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 80% of non-U.S. Plan assets, is 53% equities and equity alternatives and 47% fixed income. At the end of the second quarter of 2012, the actual allocation for the U.K. Plan was 52% equities and equity alternatives and 48% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$59	$55	$1	$1
Interest cost	148	153	3	2
Expected return on plan assets	(225)	(223)	—	—
Amortization of prior service credit	(4)	(5)	(3)	(3)
Recognized actuarial loss	67	54	—	(3)
Net periodic benefit cost	$45	$34	$1	$(3)

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$180	$169	$3	$4
Interest cost	445	458	9	9
Expected return on plan assets	(676)	(668)	—	—
Amortization of prior service credit	(14)	(14)	(9)	(10)
Recognized actuarial loss	201	162	—	(3)
Net periodic benefit cost	$136	$107	$3	$—

U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$23	$20	$1	$—
Interest cost	57	58	2	1
Expected return on plan assets	(80)	(79)	—	—
Amortization of prior service credit	(4)	(4)	(3)	(3)
Recognized actuarial loss (credit)	38	25	—	(3)
Net periodic benefit cost (credit)	$34	$20	$—	$(5)

U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$70	$62	$2	$2
Interest cost	172	173	6	6
Expected return on plan assets	(241)	(236)	—	—
Amortization of prior service credit	(12)	(12)	(9)	(10)
Recognized actuarial loss (credit)	114	75	(1)	(3)
Net periodic benefit cost (credit)	$103	$62	$(2)	$(5)

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$36	$35	$—	$1
Interest cost	91	95	1	1
Expected return on plan assets	(145)	(144)	—	—
Amortization of prior service cost	—	(1)	—	—
Recognized actuarial loss	29	29	—	—
Net periodic benefit cost	$11	$14	$1	$2

Significant non-U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2012	2011	2012	2011
Service cost	$110	$107	$1	$2
Interest cost	273	285	3	3
Expected return on plan assets	(435)	(432)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Recognized actuarial loss	87	87	1	—
Net periodic benefit cost	$33	$45	$5	$5

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
September 30	2012	2011	2012	2011
Weighted average assumptions:
Expected return on plan assets	8.04%	8.18%	—%	—%
Discount rate	4.91%	5.59%	5.05%	5.84%
Rate of compensation increase	3.09%	4.09%	—%	—%
The Company made approximately $420 million of contributions to its U.S. and non-U.S. defined benefit plans in the first nine months of 2012, including discretionary contributions of $100 million to its U.S. qualified defined benefit plan and $100 million to its U.K. plans, and expects to contribute a total of approximately $100 million to its non-qualified U.S. and non-U.S. defined benefit plans during the remainder of 2012.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2012	December 31, 2011
Short-term:
Current portion of long-term debt	$259	$260
Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$—	$250
Senior notes – 4.850% due 2013	250	251
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	326	326
Senior notes – 5.75% due 2015	479	479
Senior notes – 2.30% due 2017	249	—
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	496	496
Mortgage – 5.70% due 2035	424	431
Other	1	1
	2,919	2,928
Less current portion	259	260
	$2,660	$2,668
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

The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2012.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments, and in accordance with applicable accounting guidance, are deemed to be perfectly effective . The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the year-to-date periods ending September 30, 2012 and September 30, 2011 are as follows:

	2012			2011
Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect	Gain on Swaps	Loss on Notes	Net Income Effect
Other Operating Expenses	$(1.0)	$1.0	$—	$7.0	$(7.0)	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented.

13.    Restructuring Costs
The Company recorded total restructuring costs of $21 million in the first nine months of 2012, the majority of which related to severance.
Details of the activity from January 1, 2011 through September 30, 2012 regarding restructuring activities, which includes liabilities from actions prior to 2012, are as follows:

(In millions of dollars)	Liability at 1/1/11	Amounts Accrued	Cash Paid	Other	Liability at 12/31/11	Amounts Accrued	Cash Paid	Other	Liability at 9/30/12
Severance	$40	$29	$(40)	$(2)	$27	$12	$(35)	$6	$10
Future rent under non-cancelable leases and other costs	171	22	(42)	3	154	9	(31)	1	133
Total	$211	$51	$(82)	$1	$181	$21	$(66)	$7	$143
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

	September 30, 2012		December 31, 2011
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,044	$2,044	$2,113	$2,113
Long-term investments	$48	$48	$58	$58
Short-term debt	$259	$263	$260	$261
Long-term debt	$2,660	$2,984	$2,668	$2,958
Cash and Cash Equivalents: The estimated fair value of the Company’s cash and cash equivalents approximates their carrying value.
Long-term Investments: Long-term investments include certain investments carried at cost and unrealized gains related to available-for-sale investments held in a fiduciary capacity as discussed below.
The Company has long-term investments of $29 million and $37 million at September 30, 2012 and December 31, 2011, carried on the cost basis for which there are no readily available market prices. The remaining long-term investments are publicly traded mutual funds related to voluntary deferred compensation plans. The fair value of the mutual funds is based on quoted market prices. Management's estimate of the fair value of non-publicly traded investments is based on valuation methodologies including discounted cash flows, estimates of sale price based on multiples of revenue, earnings or EBITDA or estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. These investments are included in Other assets in the consolidated balance sheets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments would be classified as Level 3 in the fair value hierarchy.
A portion of the Company’s fiduciary funds described in Note 3 are invested in high quality debt securities and are classified as available for sale. There were no gross unrealized gains or losses (pre-tax) on these securities at September 30, 2012.

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

15.    Common Stock
During the nine months of 2012, the Company repurchased 5.4 million shares of its common stock for consideration of $180 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $373 million. During the first nine months of 2011, the Company purchased 12.2 million shares of its common stock for total consideration of $361 million.

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
Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. Most of these matters have been resolved. Five actions instituted by policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending in federal court.
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. In the ordinary course of business we are also subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.
Other Contingencies—Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2012, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
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
Selected information about the Company’s operating segments for the three- and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2012 –
Risk and Insurance Services	$1,510	(a)	$234	$4,955	(c)	$1,052
Consulting	1,346	(b)	193	4,000	(d)	524
Total Operating Segments	2,856		427	8,955		1,576
Corporate / Eliminations	(11)		(49)	(33)		(153)
Total Consolidated	$2,845		$378	$8,922		$1,423
2011–
Risk and Insurance Services	$1,475	(a)	$186	$4,729	(c)	$925
Consulting	1,339	(b)	161	3,919	(d)	441
Total Operating Segments	2,814		347	8,648		1,366
Corporate / Eliminations	(8)		(37)	(30)		(119)
Total Consolidated	$2,806		$310	$8,618		$1,247

(a)
Includes inter-segment revenue of $1 million and $2 million in 2012 and 2011, respectively, interest income on fiduciary funds of $10 million and $14 million in 2012 and 2011, respectively, and equity method income of $1 million in 2011.

(b)	Includes inter-segment revenue of $10 million and $6 million in 2012 and 2011, respectively, and interest income on fiduciary funds of $1 million in both 2012 and 2011.

(c)
Includes inter-segment revenue of $4 million in both 2012 and 2011, interest income on fiduciary funds of $31 million and $36 million in 2012 and 2011, respectively, and equity method income of $10 million in both 2012 and 2011.

(d)	Includes inter-segment revenue of $29 million and $26 million in 2012 and 2011, respectively, and interest income on fiduciary funds of $2 million and $3 million in 2012 and 2011, respectively.

Details of operating segment revenue for the three- and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2012	2011	2012	2011
Risk and Insurance Services
Marsh	$1,260	$1,221	$4,069	$3,875
Guy Carpenter	250	254	886	854
Total Risk and Insurance Services	1,510	1,475	4,955	4,729
Consulting
Mercer	995	975	2,912	2,842
Oliver Wyman Group	351	364	1,088	1,077
Total Consulting	1,346	1,339	4,000	3,919
Total Operating Segments	2,856	2,814	8,955	8,648
Corporate/ Eliminations	(11)	(8)	(33)	(30)
Total	$2,845	$2,806	$8,922	$8,618

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
In January 2012, Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia. In March 2012, Marsh acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerages services to U.S. subsidiaries of Japanese companies. In June 2012, Marsh acquired Progressive Benefits Solutions, an employee benefits agency based in North Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses. In August 2012, Marsh acquired Rosenfeld-Einstein, a South Carolina-based employee benefits service provider, and Eidson Insurance, a property/casualty and employee benefits services firm located in Florida.
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

Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2012	2011	2012	2011
Revenue	$2,845	$2,806	$8,922	$8,618
Expense:
Compensation and Benefits	1,760	1,753	5,332	5,202
Other Operating Expenses	707	743	2,167	2,169
Operating Expenses	2,467	2,496	7,499	7,371
Operating Income	378	310	1,423	1,247
Income from Continuing Operations	246	133	939	738
Discontinued Operations, net of tax	1	2	(1)	17
Net Income Before Non-Controlling Interest	247	135	938	755
Net Income Attributable to the Company	$241	$130	$917	$737
Income From Continuing Operations Per Share:
Basic	$0.44	$0.24	$1.68	$1.32
Diluted	$0.43	$0.23	$1.66	$1.30
Net Income Per Share Attributable to the Company:
Basic	$0.44	$0.24	$1.68	$1.35
Diluted	$0.44	$0.24	$1.66	$1.33
Average Number of Shares Outstanding:
Basic	544	540	544	543
Diluted	552	549	552	552
Shares Outstanding at September 30	544	538	544	538
The Company's consolidated operating income increased 22% to $378 million in the third quarter of 2012 compared with consolidated operating income of $310 million in the prior year, reflecting increases of $48 million in Risk and Insurance Services and $32 million in Consulting, partly offset by increases in corporate expense of $12 million.
The Company reported consolidated operating income of approximately $1.4 billion in the first nine months of 2012 compared with consolidated operating income of $1.2 billion in the prior year reflecting increases of $127 million in Risk and Insurance Services and $83 million in Consulting, partly offset by increases in corporate expense of $34 million.
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

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2012	2011
Risk and Insurance Services
Marsh	$1,251	$1,210	3%	(3)%	2%	4%
Guy Carpenter	249	251	(1)%	(1)%	—	1%
Subtotal	1,500	1,461	3%	(3)%	2%	4%
Fiduciary Interest Income	10	14
Total Risk and Insurance Services	1,510	1,475	2%	(3)%	2%	4%
Consulting
Mercer	995	975	2%	(3)%	2%	3%
Oliver Wyman Group	351	364	(3)%	(4)%	(3)%	3%
Total Consulting	1,346	1,339	1%	(3)%	—	3%
Corporate/Eliminations	(11)	(8)
Total Revenue	$2,845	$2,806	1%	(3)%	1%	3%

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2012	2011
Marsh:
EMEA	$376	$367	2%	(7)%	4%	5%
Asia Pacific	165	158	5%	(2)%	—	7%
Latin America	81	84	(4)%	(9)%	—	5%
Total International	622	609	2%	(6)%	3%	6%
U.S. / Canada	629	601	5%	—%	2%	3%
Total Marsh	$1,251	$1,210	3%	(3)%	2%	4%
Mercer:
Retirement	$252	$261	(3)%	(4)%	1%	—
Health and Benefits	256	239	7%	(3)%	3%	7%
Talent, Rewards & Communications	179	173	3%	(3)%	5%	1%
Outsourcing	179	186	(3)%	(1)%	(4)%	2%
Investments	129	116	11%	(3)%	4%	10%
Total Mercer	$995	$975	2%	(3)%	2%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

(In millions of dollars)	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2012	2011
Risk and Insurance Services
Marsh	$4,043	$3,845	5%	(3)%	2%	6%
Guy Carpenter	881	848	4%	(1)%	(1)%	6%
Subtotal	4,924	4,693	5%	(2)%	2%	6%
Fiduciary Interest Income	31	36
Total Risk and Insurance Services	4,955	4,729	5%	(2)%	2%	6%
Consulting
Mercer	2,912	2,842	2%	(2)%	1%	3%
Oliver Wyman Group	1,088	1,077	1%	(3)%	(2)%	6%
Total Consulting	4,000	3,919	2%	(2)%	—	4%
Corporate/Eliminations	(33)	(30)
Total Revenue	$8,922	$8,618	4%	(2)%	1%	5%

The following table provides more detailed revenue information for certain of the components presented above:

(In millions of dollars)	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
	2012	2011
Marsh:
EMEA	$1,408	$1,363	3%	(6)%	4%	5%
Asia Pacific	488	452	8%	(1)%	—	9%
Latin America	242	228	6%	(6)%	—	12%
Total International	2,138	2,043	5%	(5)%	3%	7%
U.S. / Canada	1,905	1,802	6%	—	2%	4%
Total Marsh	$4,043	$3,845	5%	(3)%	2%	6%
Mercer:
Retirement	$797	$813	(2)%	(3)%	1%	—
Health and Benefits	764	717	7%	(2)%	2%	7%
Rewards, Talent & Communications	436	417	5%	(2)%	5%	2%
Outsourcing	534	550	(3)%	(1)%	(4)%	2%
Investment Consulting & Management	381	345	10%	(2)%	5%	8%
Total Mercer	$2,912	$2,842	2%	(2)%	1%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the third quarter of 2012 was $2.8 billion, an increase of 1% on a reported basis and 3% on an underlying basis from the third quarter of 2011.

Revenue in the Risk and Insurance Services segment for the third quarter of 2012 was $1.5 billion, an increase of 2% from the same period last year on a reported basis and 4% on an underlying basis. Marsh experienced underlying revenue growth in all geographies with particularly strong underlying revenue growth of 5% in Latin America and 7% in Asia Pacific. Guy Carpenter's revenue decreased 1% on a reported basis but increased 1% on an underlying basis. On an underlying basis, Consulting revenue increased 3% reflecting increases of 3% in both Mercer and Oliver Wyman.

For the first nine months of 2012, Risk & Insurance Services revenue increased 5% on a reported basis from the same period in 2011, and 6% on an underlying basis. Consulting revenue increased 2% compared with the same period last year. On an underlying basis, Consulting revenue increased 4%, reflecting a 3% increase at Mercer and a 6% increase at Oliver Wyman.
Operating Expense
The Company continues its efforts in monitoring and controlling expenses. Consolidated operating expense in the third quarter of 2012 decreased 1% from the same period in 2011. This reflects increases of 1% in underlying expenses and 1% due to the impact of acquisitions, offset by a 3% decrease due to the impact of foreign exchange. The increase in underlying expenses primarily reflects higher incentive compensation and benefits costs partly offset by credits related to the adjustment of acquisition related contingent consideration liabilities.
For the nine months ended September 30, 2012, operating expenses increased 2% compared to the same period in 2011. This reflects increases of 3% in underlying expenses and 1% due to acquisitions, partly offset by a decrease of 2% due to the impact of foreign exchange.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Third Quarter		Nine Months
(In millions of dollars)	2012	2011	2012	2011
Revenue	$1,510	$1,475	$4,955	$4,729
Compensation and Benefits	892	878	2,679	2,605
Other Expenses	384	411	1,224	1,199
Expense	1,276	1,289	3,903	3,804
Operating Income	$234	$186	$1,052	$925
Operating Income Margin	15.5%	12.6%	21.2%	19.6%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2012 was $1.5 billion, an increase of 2% on a reported basis and 4% on an underlying basis compared with the same period in 2011.
In Marsh, revenue in the third quarter of 2012 was $1.3 billion, an increase of 3% compared with the same quarter of the prior year, resulting from an increase of 4% in underlying revenue and 2% from acquisitions, partly offset by a 3% decrease due to the impact of foreign currency translation. The underlying revenue grew across all major geographic markets with particularly strong growth in Asia Pacific. Underlying revenue increased 3% in the U.S. / Canada, 5% in Latin America, 7% in Asia Pacific and 5% in EMEA. The increase in underlying revenue was driven by continued strong growth in new business development.
Guy Carpenter's third quarter revenue was $249 million, decreasing 1% on a reported basis, but increasing 1% on an underlying basis, reflecting a moderating pricing environment and increased risk retention by clients.
Revenue in the Risk & Insurance Services segment increased 5% in the first nine months of 2012 compared with 2011, or 6% on an underlying basis. The increase in underlying revenue was driven by new business and improved client revenue retention rates.

Expense
Expenses in the Risk and Insurance Services segment decreased 1% in the third quarter of 2012 compared with the same period in the prior year, reflecting a 3% decrease related to the impact of foreign exchange offset by a 2% increase from acquisitions. Underlying expenses were flat in the third quarter of 2012 compared with the same period last year reflecting the impact of higher incentive compensation and benefits costs offset by credits related to adjustments to acquisition related contingent consideration liabilities.
Expenses for the nine month period in 2012 increased 3% compared to prior year, reflecting a 4% increase in underlying expenses and 2% due to acquisitions, partly offset by a decrease of 3% related to the impact of foreign currency. The increase in underlying expenses is primarily due to higher base salaries and incentive compensation costs offset by credits related to the adjustment of acquisition related contingent consideration liabilities.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Third Quarter		Nine Months
(In millions of dollars)	2012	2011	2012	2011
Revenue	$1,346	$1,339	$4,000	$3,919
Compensation and Benefits	786	813	2,396	2,407
Other Expenses	367	365	1,080	1,071
Expense	1,153	1,178	3,476	3,478
Operating Income	$193	$161	$524	$441
Operating Income Margin	14.3%	12.0%	13.1%	11.3%
Revenue
Consulting revenue in the third quarter of 2012 increased 1% on a reported basis and 3% on an underlying basis compared with the same period in 2011. Mercer's revenue was $995 million in the third quarter of 2012, an increase of 2% on a reported basis and 3% on an underlying basis as compared to the same period last year, reflecting higher revenue across all regions, with the strongest growth in Asia Pacific and Latin America. The underlying revenue growth was primarily driven by a 7% increase in health and benefits and a 10% increase in investments. Oliver Wyman's revenue decreased 3% to $351 million in the third quarter of 2012, but increased 3% on an underlying basis, driven by growth in its financial services sector.
Consulting revenue in the first nine months of 2012 increased 2% compared with the same period in 2011, or 4% on an underlying basis, with underlying growth of 3% in Mercer and 6% in Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2012 decreased 2% on a reported basis compared with the same period in 2011, reflecting a 2% decrease due to the impact of foreign currency translation. Underlying expenses in the third quarter of 2012 were flat compared with the same period in the prior year, reflecting the impact of higher benefits costs offset by lower restructuring costs.
Expenses for the nine months of 2012 remained flat over the same period in the prior year driven by a 2% increase in underlying expenses, offset by a 2% decrease due to the impact of foreign exchange.
Corporate and Other
The following results of Corporate and Other includes the run-off of the Corporate Advisory and Restructuring ("CARG") operations:

For the Three and Nine Months Ended September 30,	Third Quarter		Nine Months
(In millions of dollars)	2012	2011	2012	2011
Corporate Advisory and Restructuring Operating Income	$2	$1	$5	$6
Corporate Expense	(51)	(38)	(158)	(125)
Total Corporate and Other	$(49)	$(37)	$(153)	$(119)
Corporate expenses in the third quarter of 2012 were $51 million compared with $38 million in the prior year. The increase is due to higher severance costs, including severance related restructuring, increase in the accrual for performance based awards and higher consulting costs related to corporate initiatives.
Expenses for the first nine months of 2012 were $158 million compared with $125 million for the same period in 2011. The increase is primarily due to accelerated amortization of equity awards for retirement eligible senior executives, higher consulting costs associated with corporate initiatives and higher severance costs.
The CARG amounts reflect payments received related to the CARG businesses divested in 2008.
Interest
Interest income earned on corporate funds amounted to $6 million in the third quarter of 2012 compared with $9 million in the third quarter of 2011. Interest expense decreased $5 million and $14 million, respectively, in 2012 compared with the third quarter and nine month periods of 2011. The decrease in interest expense is primarily due to the impact of lower interest rates on the refinancing of senior notes during the second half of 2011 and the first quarter of 2012.
Early Extinguishment of Debt
On July 15, 2011 the Company purchased a total of $600 million of the Outstanding Notes, $330 million of its 2014 Notes and $270 million of its 2015 Notes. The Company acquired the Notes at market value plus a tender premium, which exceeded its carrying value resulting in a charge of approximately $72 million in the third quarter of 2011.
Investment Income
The Company recorded an investment loss of $4 million in the third quarter of 2012. This reflects the recording of an impairment loss on a debt security in the third quarter of 2012. The Company recorded no significant net investment gains or losses in the third quarter of 2011.
For the first nine months of 2012, investment income was $20 million compared with $13 million in the prior year, primarily due to higher mark-to-market gains on private equity fund investments.
Income Taxes

The Company's effective tax rate in the third quarter of 2012 was 26.8% compared with 32.8% in the third quarter of 2011. These rates reflect non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. In addition, the lower rate in the current period reflects several tax benefits, including the benefit from recording previously unrecognized tax benefits as a result of expiring statutes of limitations for U.S. federal tax years 2006 and 2008, and a favorable permanent difference related to a tax-free adjustment to the estimated liability for contingent consideration. These benefits were partially offset by charges to increase unrecognized tax benefits for certain operations in Asia and U.S. tax costs related to actions taken during the quarter to reduce positions in the Euro currency held by certain of the Company's non-US operations. The effective tax rate for the first nine months of 2012 and 2011 was 29.2% and 30.4%, respectively. The decline primarily reflects the effects of the aforementioned items as well as a lower estimated annual effective tax rate in the current year. The statute of limitations for the 2007 federal tax return remains open in connection with the IRS review of the Company's carryback of Foreign Tax Credits from 2009 to 2007.

The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable outside the U.S. In recent years, most of the Company's profits were earned outside the U.S. In 2012 the forecasted pre-tax income in the U.K., Canada, Australia and Bermuda are expected to account for approximately 63% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 25%, 27%,

30% and 0%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. For example, proposals for U.S. tax reform, if enacted, could have a significant adverse impact on the effective tax rate while a reduction in the tax rate in a significant foreign jurisdiction could have a positive impact.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits were approximately $143 million at both September 30, 2012 and December 31, 2011. Of the total unrecognized tax benefits at September 30, 2012 and December 31, 2011, $94 million and $102 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in a future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $20 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

For the Three and Nine Months Ended September 30,	Third Quarter		Nine Months
(In millions of dollars, except per share figures)	2012	2011	2012	2011
Discontinued operations, net of tax	$1	$—	$(1)	$—
Gain (loss) from discontinued operations, net of tax	1	—	(1)	—
Disposals of discontinued operations	—	3	—	11
Income tax expense (credit)	—	1	—	(6)
Disposals of discontinued operations, net of tax	—	2	—	17
Discontinued operations, net of tax	$1	$2	$(1)	$17
Discontinued operations, net of tax per share
– Basic	$—	$—	$—	$0.03
– Diluted	$0.01	$0.01	$—	$0.03
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
Operating Cash Flows
The Company generated $750 million of cash from operations for the nine months ended September 30, 2012, compared with $995 million provided by operations for the same period in 2011. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. During the first quarter of 2012, the Company made $200 million of discretionary pension contributions, discussed in more detail below.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions.

In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. The pension stabilization provisions included in the “Moving Ahead for Progress in the 21st Century Act” enacted on July 6, 2012, changed the methodology for determining the discount rate used for calculating plan liabilities under ERISA, which determines, in part, the funding requirements. After considering the $100 million discretionary contribution made to the plan earlier in 2012, and the impact of the pension funding stabilization provisions discussed above, the Company does not expect any contributions will be required to its U.S. tax-qualified plan through the end of 2014. In the first nine months of 2012, the Company has also contributed $18 million to its non-qualified defined benefit plans, and expects a similar rate of contribution for the last quarter of 2012 and for 2013.

The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 80% of non-U.S. plan assets. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different than those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. The current funding plan was based on assumptions (including interest rates, inflation, salary increases and mortality) that reflected market conditions as of year-end 2009, was agreed to in early 2011 and forms the basis for the Company's aggregate contributions to the U.K. plans for 2011 through 2013. During the first nine months of 2012, the Company made required contributions of $201 million to its non-U.S. defined benefit pension plans, including amounts called for under the U.K. funding plan. Additionally, the Company made a $100 million discretionary contribution to the U.K. plans. The Company expects to fund an additional $90 million to its non-U.S. plans over the remainder of 2012, of which approximately half relates to the U.K. plans. For the entire year, the U.K. plans represent approximately two thirds of the total non-U.S. required contributions. The valuation of the U.K. pension plan at December 31, 2012 will be used in the negotiation process that will determine funding that is expected to become applicable in 2014.
Financing Cash Flows
Net cash used for financing activities was $524 million for the period ended September 30, 2012 compared with $891 million net cash used for the same period in 2011.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter to fund the maturing notes.
The Company paid dividends on its common shares of $369 million ($0.67 per share) during the first nine months of 2012, as compared with $358 million ($0.64 per share) during the first nine months of 2011.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the

Company's credit ratings. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2012.
During the nine months of 2012, the Company paid $20 million of contingent payments related to acquisitions made in prior periods. In the first quarter of 2011, the Company paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.
During the nine months of 2012, the Company repurchased 5.4 million of its common stock for consideration of $180 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $373 million. During the first nine months of 2011, the Company purchased 12.2 million shares of its common stock for total consideration of $361 million.
The Company's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
Investing Cash Flows
Cash used for investing activities amounted to $369 million in the first nine months of 2012, compared with $273 million used during the same period in 2011.
The Company made ten acquisitions in the first nine months of 2012. Cash used for these acquisitions, net of cash acquired was $102 million. In addition, in the first nine months of 2012, the Company paid $51 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $26 million and estimated future contingent consideration payments of $81 million for acquisitions completed in the first nine months of 2012 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2012.
The Company made seven acquisitions in the first nine months of 2011. Cash used for these acquisitions, net of cash acquired, was approximately $113 million. In addition, during the first nine months of 2011, the Company paid $19 million of deferred purchase and contingent consideration related to acquisitions made in prior years and $2 million for other intangible assets.
The Company's additions to fixed assets and capitalized software, which amounted to $249 million in the first nine months of 2012 compared with $205 million in the first nine months of 2011, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
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
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2012 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$259	$259	$ —	$ —	$ —
Long-term debt	2,666	—	821	272	1,573
Interest on long-term debt	1,143	159	287	213	484
Net operating leases	2,111	333	531	404	843
Service agreements	274	70	93	77	34
Other long-term obligations	124	33	88	1	2
Total	$6,577	$854	$1,820	$967	$2,936
The above does not include unrecognized tax benefits of $143 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $10 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 ("Guarantees") as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include future payments related to pension plan liabilities of $1.3 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	September 30, 2012
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,044
Fiduciary cash and investments	$4,044
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 10 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $1 million.
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
Equity Price Risk
The Company holds investments in both public and private companies as well as certain private equity funds managed by Stone Point Capital, as well as two private equity funds managed by companies unrelated to Stone Point Capital that invests primarily in financial services companies. Publicly traded investments of $19 million are classified as available for sale. Non-publicly traded investments of $29 million are accounted for using the cost method and $102 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities

In August 2011, the Board of Directors of the Company authorized share repurchase up to a dollar value of $500 million of the Company's common stock. This was in addition to a September 2010 authorization to repurchase shares of the Company's common stock up to a dollar value of $500 million. The Company repurchased approximately 2.35 million shares of its common stock for $80 million during the third quarter of 2012. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $373 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	__	__	__	$453,488,800
August 1-31, 2012	1,469,527	$34.0285	1,469,527	$403,488,896
September 1-30, 2012	879,203	$34.1505	879,203	$373,488,962
Total Q3 2012	2,348,730	$34.0609	2,348,730	$373,488,962

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

Date:	November 8, 2012	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	November 8, 2012	/s/ Robert J. Rapport
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