Form 10-K
period 2012-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2013-02-27
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $17,355,585,305, computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2012.
As of February 20, 2013, there were outstanding 548,372,915 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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

▪
the impact of competition, including with respect to our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our customers' option to self-insure or utilize internal resources instead of consultants, and our corporate tax rates relative to a number of our competitors;

▪	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

▪	our ability to successfully recover should we experience a disaster or other business continuity problem;

▪	our ability to maintain adequate physical, technical and administrative safeguards to protect the security of data;

▪	changes in applicable tax or accounting requirements; and

▪
potential income statement effects from the application of FASB's ASC Topic No. 740 (“Income Taxes”) regarding accounting treatment of uncertain tax benefits and valuation allowances, including the effect of any subsequent adjustments to the estimates we use in applying this accounting standard.

i

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
GENERAL
The Company is a global professional services firm providing advice and solutions principally in the areas of risk, strategy and human capital. It is the parent company of a number of the world's leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 54,000 employees worldwide and annual revenue of approximately $12 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 100 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•
Consulting includes Retirement, Health, Talent and Investments consulting and services, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 55% of the Company's total revenue in 2012 and employs approximately 29,000 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
MARSH
Marsh is a world leader in delivering risk and insurance services and solutions to its clients. From its founding in 1871 to the present day, Marsh has provided thought leadership and innovation for clients and the insurance industry, introducing and promoting the concept and practice of client representation through brokerage, the discipline of risk management, the globalization of insurance and risk management services and many other innovative tools and service platforms.
Marsh generated approximately 46% of the Company's total segment revenue in 2012. Approximately 27,000 Marsh colleagues provide risk management, risk consulting, insurance broking, alternative risk financing, and insurance program management services to a wide range of businesses, government entities, professional service organizations and individuals in more than 100 countries.
Marsh's clients vary by size, industry, geography and risk exposures. Marsh is organized to serve clients efficiently and effectively, delivering tailored solutions based on complexity of risk and geographic footprint, and matched to clients' buying styles.
Insurance Broking and Risk Consulting
In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients' risk management and insurance needs. Each client relationship is coordinated by a client executive or client manager who draws from the many industry and risk specialties within Marsh to assemble the resources needed to analyze, measure and assist a client in managing its various risks. Product and service offerings include program design and placement, post-placement program support and administration, claims support and advocacy, alternative risk strategies, and a wide array of risk analysis and risk management consulting services. Within Marsh, there are significant specialties or businesses in addition to its main brokerage operations that serve as an important part of the overall capabilities it offers clients. These include Multinational Client Service; Risk, Specialty and Industry Practices; Marsh Global Analytics; Marsh Risk Solutions; Bowring Marsh; Marsh & McLennan Agency; Insurance Services Businesses; Global Consumer Operations; and Insurer Consulting.
Multinational Client Service
Multinational Client Service (MCS) is focused on delivering service excellence and insurance solutions to multinational clients, irrespective of their size. MCS provides risk management programs with a service platform that comprises a combination of proprietary tools and technology and specialized resources. MCS provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory and legal environments and address the worldwide risk issues that confront them.

Risk, Specialty and Industry Practices
In further support of its clients' strategic, operational and risk management objectives, Marsh provides consultative advice, brokerage and claims advocacy services through dedicated global Risk, Specialty and Industry Practices in the areas listed below. For both large and mid-size organizations, Practice colleagues apply their experience and working knowledge of clients' industry sectors, and of the unique environments in which they operate, to facilitate the requisite breadth of coverage and to reduce the cost of risk.

Risk & Specialty Practices	Industry Practices
• Aviation & Aerospace	• Chemicals
• Casualty	• Communications, Media and Technology
• Claims	• Construction
• Employee Benefits	• Education
• Energy	• Financial Institutions
• Environmental	• Healthcare
• Financial and Professional (FINPRO)	• Hospitality & Gaming
• Marine	• Life Sciences
• Political Risk	• Manufacturing and Automotive
• Premium Finance	• Mining, Metals & Minerals
• Private Equity and Mergers & Acquisitions (PEMA)	• Power & Utilities
• Product Recall	• Public Entities
• Project Risk	• Real Estate
• Property	• Retail / Wholesale
• Surety	• Sports, Entertainment & Events
• Trade Credit	• Transportation

Marsh Global Analytics

Marsh's Global Analytics group applies analytics to risk and business management to help foster a better understanding of issues, substantiate decision making, support the implementation of innovative solutions and strategies, and reduce costs through risk financing optimization, catastrophic loss modeling and benchmarking information and tools.
Marsh Risk Solutions
Marsh Risk Consulting and the Captive Solutions practice comprise the Marsh Risk Solutions (MRS) business unit.

Marsh Risk Consulting (MRC) is a global organization comprised of specialists dedicated to providing clients with advice and solutions across a comprehensive range of insurable and non-insurable risk issues. MRC helps clients identify exposures, assess critical business functions and evaluate existing risk treatment practices and strategies. MRC provides client services in four main areas of exposure:

•	Property Risk Consulting: Delivers a range of property risk engineering and loss control identification, assessment, and mitigation consulting solutions.

•
Financial Advisory, Claims, Litigation Support: Provides a range of services, including forensic accounting, complex claim consulting and management, claim accounting preparation, mass tort consulting, and construction delay and dispute consulting.

•
Workforce Strategies: Supports clients' efforts to reduce workers' compensation loss costs, increase the quality, safety, and efficiency of operations, and develop and implement sustainable safety and health management systems.

•
Strategic Risk Consulting: Provides a range of services, including supply and value chain management, crisis management, reputational risk, clinical health care risk management, and enterprise risk and resiliency services.

Captive Solutions. Operating in 36 captive domiciles, along with consulting expertise residing in Marsh brokerage offices worldwide, the Captive Solutions practice serves more than 1,200 captive facilities, including single-parent captives, reinsurance pools, risk retention groups and others. The practice includes the Captive Advisory group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions, and Captive Management, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services.

Bowring Marsh
Bowring Marsh is an international placement broker for property (including terrorism) and casualty risks. Bowring Marsh utilizes placement expertise in major international insurance market hubs, including Bermuda, Brazil, Dublin, London, Miami, Singapore, Tokyo and Zurich, and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.
Marsh & McLennan Agency
Established in 2008, the Marsh & McLennan Agency ("MMA") meets the needs of mid-sized businesses in the United States. MMA's services are targeted to customers who seek professional advice on program structure, market knowledge, experience and expertise in their industry, competitive prices, and local resources and service professionals. MMA offers a broad range of commercial property, casualty and surety products and services, personal lines, as well as a broad range of solutions for employee health and benefits, retirement and administration needs, and life insurance/estate planning to clients through a dedicated sales and service force in retail locations, operating separately and in coordination with Marsh's other insurance broking operations.
Insurance Services Businesses (ISB)
Effective January 1, 2013, the management of Marsh's U.S. Consumer businesses, the Schinnerer Group and CS STARS were combined into one business unit called Insurance Services Businesses.
Marsh U.S. Consumer. Marsh has operated an array of consumer-oriented businesses which focus on insurance administration, servicing and sales to individual clients, either as standalone customers or as part of an affinity program. These businesses include Corporate Benefits, Association, Private Client Services and Sponsored Program & Franchise. Corporate Benefits, Association and Sponsored Program & Franchise are affinity/program businesses that sell and administer insurance products and services, most typically working through a sponsoring organization (e.g., employers, franchisors, associations). Products sold include property & casualty homeowners and/or commercial insurance as well as life, accident and health insurance coverages. Private Client Services provides sales and service to high net worth individuals, families and their advisors and focuses on delivery of property and casualty risk management solutions.

Effective January 1, 2013, the Corporate Benefits and Association businesses transferred to Mercer, while the Private Client Services and Sponsored Program & Franchise businesses will remain within the Insurance Services Businesses division at Marsh.
In 2011, Marsh decided to exit its business processing outsourcing ("BPO") business and in 2012, Marsh decided to exit its individual life insurance business in the U.S. known as Private Client Life Insurance Services, both of which were previously included in the Marsh U.S. Consumer operating unit.
Schinnerer Group. As one of the largest underwriting managers of professional liability and specialty insurance programs in the United States, Victor O. Schinnerer & Co. provides risk management and insurance solutions to clients through licensed brokers. This group includes ENCON Group Inc., a leading managing general agent in Canada. ENCON offers professional liability and construction insurance, as well as group and retiree benefits programs for individuals, professionals, organizations and businesses, through a national network of licensed insurance brokers and plan advisors.
CS STARS serves the technology needs of risk management professionals, as well as insurance carriers and third-party administrators, through integrated software and services that support risk management, claims administration, compliance management, and data management.
Global Consumer Operations
Marsh also operates a global Consumer business outside of the ISB business unit that focuses on either or both of affinity/program marketing and administration opportunities and high net worth individual insurance sales. These programs include a range of group health and life coverages, as well as property and casualty coverages.

Insurer Consulting

Marsh provides consulting and data analytics services to insurers. Through Marsh's patented electronic platform, MarketConnect, Marsh provides to insurers individualized preference setting and risk identification capabilities, as well as detailed performance data and metrics. Insurer consulting teams review performance metrics and preferences with insurers and work with them to help improve their performance, enhance their efficiency in the placement process and make their offerings more competitive and appealing to clients and prospects.

GUY CARPENTER
Guy Carpenter generated approximately 9% of the Company's total revenue in 2012. Over 2,200 Guy Carpenter professionals create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
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

Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its appropriately licensed affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities. GC Securities, the Guy Carpenter division of MMC Securities Corp., offers corporate finance solutions, including mergers & acquisitions and private debt and equity capital raising, and capital markets-based risk transfer solutions that complement Guy Carpenter's strong industry relationships, analytical capabilities and reinsurance expertise.
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
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees and commissions. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, the capacity in which the broker acts and negotiations with clients. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. In certain countries, Marsh is compensated for insurer consulting services in the form of a fee or as a percentage of premium (or a combination of both). For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”) of this report.
CONSULTING
The Company's consulting segment generated approximately 45% of the Company's total revenue in 2012 and employs approximately 23,000 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a global consulting leader in talent, health, retirement and investments. Mercer helps clients around the world advance the health, wealth and performance of their most vital asset - their people. Mercer's approximately 19,600 employees are based in more than 40 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 33% of the Company's total revenue in 2012.
Mercer operates in the following areas:
Retirement.  Mercer provides a wide range of strategic and compliance-related retirement services and solutions to corporate, governmental and institutional clients. Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution and hybrid retirement plans. Mercer's financial approach to retirement services enables clients to consider the benefits, accounting, funding and investment aspects of plan design and management in the context of business objectives and governance requirements.
Health.  In its health & benefits business, Mercer assists public and private sector employers in the design, management and administration of employee health care programs; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides advice and solutions to employers on: total health management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers.

Talent.  Mercer's talent businesses advise organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness. Through proprietary survey data and decision support tools, Mercer's information products solutions business provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer's communication business helps clients to plan and implement HR programs and other organizational changes in order to maximize employee engagement, drive desired employee behaviors and achieve improvements in business performance.
Investments.  Mercer provides investment consulting and other services to the fiduciaries of pension funds, foundations, endowments, other investors and wealth management companies in more than 35 countries. Mercer's services cover all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.
Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees), and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). Solutions include bundled services for frozen defined benefit plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. Mercer offers a diverse range of solutions to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies for clients globally. As of December 31, 2012, Mercer had assets under management of $69.8 billion worldwide.
Mercer also provides benefits administration services to clients globally as part of its Retirement, Health and Investments businesses. Mercer's administration offerings include total benefits outsourcing; total retirement outsourcing, including administration and delivery for retirement benefits; and stand-alone services for defined benefit administration, defined contribution administration, health benefits administration and flexible benefits programs.

OLIVER WYMAN GROUP
With approximately 3,400 professionals and offices in 25 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated approximately 12% of the Company's total revenue in 2012.
Oliver Wyman is a leading global management consulting firm. Oliver Wyman's consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management and organizational transformation. Industry groups include:

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

•
Risk Management. Oliver Wyman works with CFOs, CROs, and other senior finance and risk management executives of corporations and financial institutions. Oliver Wyman provides a range of services that provide effective, customized solutions to the challenges presented by the evolving roles, needs and priorities of these individuals and organizations.

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

Lippincott is a brand strategy and design consulting firm which advises corporations around the world in a variety of industries on corporate branding, identity and image. Lippincott has helped create some of the world's most recognized brands.
NERA Economic Consulting provides economic analysis and advice to public and private entities to achieve practical solutions to highly complex business and legal issues arising from competition, regulation, public policy, strategy, finance and litigation. NERA professionals operate worldwide assisting clients including corporations, governments, law firms, regulatory agencies, trade associations, and international agencies. NERA's specialized practice areas include: antitrust; securities; complex commercial litigation; energy; environmental economics; network industries; intellectual property; product liability and mass torts; and transfer pricing.
Compensation for Services in Consulting
Mercer and the Oliver Wyman Group businesses are compensated for advice and services primarily through fees paid by clients. Mercer's health & benefits business is compensated through commissions for the placement of insurance contracts (comprising more than half of the revenue in the health & benefits business) and consulting fees. Mercer's discretionary investment management business and certain of Mercer's defined contribution administration services are compensated typically through fees based on assets under administration and/or management. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”) of this report.
REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under United States federal and state laws, as well as laws of other countries in which the Company's subsidiaries operate. See Part I, Item 1A (“Risk Factors”) below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.
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
Beginning in January 2005, all European Union member states were required to implement the Insurance Mediation Directive. This Directive aims to apply consistent minimum professional standards to insurance and reinsurance intermediaries, including a licensing system based on an assessment of factors such as professional competence, financial capacity and professional indemnity insurance. The adoption by member states of the European Union of regulations to comply with the Directive has led our insurance intermediary operations in the European Union to become subject to enhanced regulatory requirements. In January 2005, as part of the implementation of the Directive in the United Kingdom, the power and responsibilities of the Financial Services Authority ("FSA") were expanded to include regulation of insurance and reinsurance intermediaries in the United Kingdom.
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
Consulting.  Certain of Mercer's retirement-related consulting services are subject to pension law and financial regulation in many countries, including by the SEC in the United States and the FSA in the United Kingdom. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are subject to investment and securities regulations in various jurisdictions. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities Corp. with the provision of certain retirement and employee benefit services. Oliver Wyman Group uses the services of MMC Securities Corp. (in the United States) and MMC Securities (Europe) Limited (in the European Union), primarily in connection with corporate finance advisory services.
COMPETITIVE CONDITIONS

The Company faces strong competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see “Risks Relating to the Company Generally-Competitive Risks,” in Part I, Item 1A of this report.
Risk and Insurance Services.  The Company's combined insurance and reinsurance services businesses are global in scope. The principal bases upon which our insurance and reinsurance businesses compete include the range, quality and cost of the services and products provided to clients. The Company encounters strong competition from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants, that provide risk-related services and products.
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
Consulting.  The Company's consulting and HR outsourcing businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses compete generally on the basis of the range, quality and cost of the services and products provided to clients. Competitors include independent consulting and outsourcing firms, as well as consulting and outsourcing operations affiliated with accounting, information systems, technology and financial services firms.
Mercer's investments business faces competition from many sources, including multi-manager services offered by other investment consulting firms and financial institutions. In many cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.
Segmentation of Activity by Type of Service and Geographic Area of Operation.
Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 16 to the consolidated financial statements included under Part II, Item 8 of this report.
Employees
As of December 31, 2012, the Company and its consolidated subsidiaries employed approximately 54,000 people worldwide, including approximately 29,000 in risk and insurance services, 23,000 in consulting, and 1,600 individuals at the parent-company level.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Company’s Board of Directors. Effective as of March 1, 2013, the following individuals will be executive officers of the Company:
Peter J. Beshar, age 51, is Executive Vice President and General Counsel of Marsh & McLennan Companies. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
J. Michael Bischoff, age 65, is the Company's Chief Financial Officer. Mr. Bischoff has held a number of senior financial management positions with Marsh & McLennan Companies since joining the Company in 1982. In his most recent role as Vice President, Corporate Finance, Mr. Bischoff was responsible for leading and directing the Company's Corporate Development, Mergers & Acquisitions, Treasury and

Investor Relations functions. His prior experience was with the Board of Governors of the Federal Reserve System.
John P. Drzik, age 50, is President and Chief Executive Officer of Oliver Wyman Group, a position he assumed in June 2006. From 2003 to 2006, Mr. Drzik was President of Mercer Oliver Wyman, which was formed following Marsh & McLennan Companies' acquisition of Oliver, Wyman & Company in 2003. He joined Oliver, Wyman & Company in 1984 and became President in 1995.
E. Scott Gilbert, age 57, is Senior Vice President and Chief Risk and Compliance Officer of Marsh & McLennan Companies. In addition to managing the Company's Risk and Compliance function, Mr. Gilbert also oversees the Company's Business Resiliency Management, Global Security and Global Technology Infrastructure groups. Prior to joining Marsh & McLennan Companies in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.
Daniel S. Glaser, age 52, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to assuming this role in January 2013, Mr. Glaser served as Group President and Chief Operating Officer of Marsh & McLennan Companies from April 2011 through December 2012, with strategic and operational oversight of both the Risk and Insurance Services and the Consulting segments of the Company.  Mr. Glaser rejoined Marsh in December 2007 as Chairman and Chief Executive Officer of Marsh Inc. after serving in senior positions in commercial insurance and insurance brokerage in the United States, Europe, and the Middle East. He began his career at Marsh 30 years ago. Mr. Glaser is a former Chairman of BritishAmerican Business and serves on its International Advisory Board. He is a member of the Board of Directors of Insurance Information Institute, the Board of Trustees of the American Institute for Chartered Property Casualty Underwriters and the Board of Trustees of Ohio Wesleyan University.
Laurie Ledford, age 55, is the Company's Senior Vice President and Chief Human Resources Officer. Ms. Ledford is responsible for the firm's overall human capital and talent strategy and the delivery of human resources services to approximately 54,000 colleagues worldwide. Prior to her current role, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc. Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.
Alexander S. Moczarski, age 57, is President and Chief Executive Officer of Guy Carpenter. In addition, Mr. Moczarski is Chairman of Marsh & McLennan Companies International. In this role, Mr. Moczarski oversees the Company's international strategy, as well as its expanding group of Country Corporate Officers located in regions around the world. Prior to being named Guy Carpenter CEO in April 2011, Mr. Moczarski was President and CEO of the International Division of Marsh. Since 2008, Mr. Moczarski, who has more than 30 years of experience in the insurance industry, joined Marsh in 1993 as director of planning and development for Argentina and Chile. In 2001, he became region head for Latin America and the Caribbean. In 2004, he became head of the firm's International Specialty Operations, a region that encompassed Africa, Asia, Pacific, Latin America, and the Caribbean. In 2006, Mr. Moczarski became CEO of Marsh's UK, Europe, Middle East and Africa region (EMEA).
David A. Nadler, age 64, is Vice Chairman, Office of the CEO, of Marsh & McLennan Companies. Dr. Nadler founded the Delta Consulting Group, Inc., a consulting firm specializing in executive leadership and organizational change, in 1980. He served as Chairman and Chief Executive Officer of that firm until its acquisition by Mercer in 2000, when it became Mercer Delta Consulting.
Julio A. Portalatin, age 54, is President and Chief Executive Officer of Mercer. Prior to joining Mercer, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG /

Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions.
Peter Zaffino, age 46, is President and Chief Executive Officer of Marsh. Prior to being named Marsh CEO in April 2011, Mr. Zaffino was President and Chief Executive Officer of Guy Carpenter, a position he assumed in early 2008. Previously, he was an Executive Vice President of Guy Carpenter and had held a number of senior positions, including Head of Guy Carpenter's U.S. Treaty Operations and Head of the firm's Global Specialty Practices business. Mr. Zaffino has over 20 years of experience in the Insurance and Reinsurance industry. Prior to joining Guy Carpenter in 2001, he held several senior positions, most recently serving in an executive role with a GE Capital portfolio company.

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
Item 1A.      Risk Factors
You should consider the risks described below in conjunction with the other information presented in this report. These risks have the potential to materially adversely affect the Company's business, results of operations or financial condition.
RISKS RELATING TO THE COMPANY GENERALLY
Legal and Regulatory Issues
We are subject to significant uninsured exposures arising from “errors and omissions” claims.
Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, actuarial and other services for corporate and public clients around the world. As a result of these activities, the Company and its subsidiaries are subject to a significant number of errors and omissions, or “E&O” claims, particularly in our Marsh and Mercer businesses in the U.S. and the U.K. In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to adequately place coverage or notify insurers of potential claims on behalf of clients. In our Consulting segment, such claims include allegations of damages arising from our actuarial, consulting, pension administration and other services, which frequently involve (1) assumptions and estimates concerning contingent future events, (2) complex drafting and interpretation of documentation governing pension plans, and (3) calculating benefits within complicated pension structures. Given the long-tail nature of professional liability claims, E&O matters often relate to services provided by the Company dating back many years. In each of our segments, E&O claims seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant and subject us to potential liability for monetary damages, negative publicity, reputational harm and to diversion of personnel and management resources.
In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Nevertheless, given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Further, as more fully described in Note 15 to our consolidated financial statements included under Part II, Item 8 of this report, we are subject to legal proceedings, regulatory investigations and other contingencies other than E&O claims which, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.
Our internal systems and controls cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. For example, we are subject to regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in the United Kingdom, and self-regulatory organizations such as FINRA, as described further above under Part I, Item 1 - Business (Regulation) of this report. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include trade sanctions laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, local laws prohibiting corrupt payments to governmental officials, as well as import and export restrictions.
As a publicly-traded company, we are subject to additional federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with the requirements of these laws and regulations may be costly and adversely affect our business.
While we attempt to comply with all applicable laws and regulations, there can be no assurance that we, our employees, our consultants or our contractors are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our businesses, results of operations or financial condition. In addition, these matters could have a material adverse effect on the Company by exposing us to negative publicity, reputational damage or harm to our client or employee relationships.
In most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew and revoke various licenses and approvals we need to conduct our activities. Such authorities may require the Company to incur substantial increases in costs in order to comply with such laws and regulations. In some areas of our businesses, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from those of regulatory authorities, we might be penalized or precluded from carrying on our previous activities. Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we operate.
The method by which insurance intermediaries are compensated has received substantial scrutiny in the past decade because of the potential for conflicts of interest. The amount of compensation that we receive from insurance companies, including in the form of consulting and other services, has increased in the last two years. Future changes in the regulatory environment may impact our ability to earn certain revenue streams. Adverse regulatory developments regarding the forms of compensation that we earn could have a material adverse effect on our business, results of operations or financial condition.
Finally, government involvement in the insurance or reinsurance markets could displace insurance or reinsurance currently available from the private market and adversely affect our business, results of operations or financial condition.
Improper disclosure of personal data could result in legal liability or harm our reputation.
In many jurisdictions, we are subject to laws relating to the collection, use, retention, security and transfer of our clients' confidential and proprietary information and the personal information of our employees, our individual customers, and our clients' employees and retirement and other benefit plan participants. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among our affiliates. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personal information. Such disclosure could harm our reputation and subject us to liability under our contracts, as well as laws and regulations, resulting in increased costs or loss of revenue.
Further, data privacy is subject to frequently changing laws, rules and regulations in the various jurisdictions and countries in which we operate. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operation requirements and significant penalties for non-compliance. Our failure to adhere to or successfully implement processes in response to changing legal or regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, as well as the general risks described above relating to our compliance systems and controls.
Financial Risks
Our pension obligations may cause the Company's earnings and cash flows to fluctuate.
The Company has significant pension obligations to its current and former employees, totaling approximately $13.8 billion and related plan assets of approximately $12.2 billion at December 31, 2012. The Company's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans. In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines. Contribution rates for non-US plans are generally based on local funding practices and statutory requirements, which may differ from measurements under U.S. GAAP. In the U.K., for example, contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP.
During 2012, the Company contributed $124 million to its U.S. pension plans and $389 million to non-U.S. pension plans. As more fully described in Note 8 to our consolidated financial statements, funding amounts will be impacted by future asset performance, the assumed interest rates we use to discount our pension liabilities, rates of inflation, mortality assumptions and other variables impacting the assets and/or liabilities of the plan. In accordance with ASC Topic No. 715, the Company reflects the over- or under-funded amount of its pension plans as assets or liabilities, respectively. Given the magnitude of our worldwide pension plans, variations in any of the preceding factors could cause significant fluctuation in our earnings as well as our equity from year to year and may result in increased levels of contributions to our pension plans, particularly in the U.K.
Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients' businesses and levels of business activity.
Global economic and political conditions affect our clients' businesses and the markets they serve. These economic conditions may reduce demand for our services or depress pricing of those services, which could have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Should it become necessary for us to restructure our business, including reducing our work force, as a result of market conditions or other factors that reduce the demand for our products and services, our ability to execute our business strategy could be adversely affected.
Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities.
Our cash investments, including those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the difficulties faced by financial institution counterparties. If the banking system or the fixed income, credit or equity markets deteriorate, the values and liquidity of our investments could be adversely affected.

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
Currently, the Company's senior debt is rated Baa2 by Moody's and BBB by S&P. These ratings are the next-to-lowest investment grade rating for each of Moody's and S&P. Ratings from both S&P and Moody's currently carry a Stable outlook.

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
Funds from the Company's operating subsidiaries outside the U.S. are regularly repatriated to the U.S. via stockholder distributions and intercompany financings. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to, foreign exchange rates and tax-related costs.
In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:

•	the significance of client engagements commenced and completed during a quarter;

•	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

•	fluctuations in hiring and utilization rates and clients' ability to terminate engagements without penalty;

•	seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;

•	the success of our strategic acquisitions, alliances or investments;

•
macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in certain business lines are derived from the value of assets under management (or administration), and declines in global securities markets; and

•
general economic conditions, since results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

A significant portion of our total operating expenses is relatively fixed in the short term. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results for these businesses.

International Operations
We are exposed to multiple risks associated with the global nature of our operations.
We do business worldwide. In 2012, 56% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees are located outside the United States. We expect to expand our non-U.S. operations further.
The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

•	economic and political conditions in foreign countries, including the European debt crisis;

•	unexpected increases in taxes or changes in U.S. or foreign tax laws;

•	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	potential transfer pricing-related tax exposures that may result from the allocation of U.S.-based costs that benefit our non-U.S. businesses;

•	potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

•	international hostilities, terrorist activities, natural disasters and infrastructure disruptions;

•	local investment or other financial restrictions that foreign governments may impose;

•
potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law;

•
potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, local laws prohibiting corrupt payments to governmental officials, as well as import and export restrictions;

•	limitations or restrictions that foreign or U.S. legislative bodies or regulators may impose on the products or services we sell or the methods by which we sell our products and services;

•	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•
the length of payment cycles and potential difficulties in collecting accounts receivable, particularly in light of the increasing number of insolvencies in the current economic environment and the numerous bankruptcy laws to which they are subject;

•	engaging and relying on third parties to perform services on behalf of the Company; and

•	potential difficulties in monitoring employees in geographically dispersed locations.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, our operational size, the multiple locations from which we operate, and our existing back-up systems would provide us with an important advantage. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or personnel.
Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
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

Competitive Risks

Each of the Company's businesses operates in a highly competitive environment. If we fail to compete effectively, our business and results of operations will suffer.
As a global professional services firm, the Company faces acute and continuous competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including our geographic reach, the sophistication and quality of our services, our pricing relative to competitors and our customers' option to self-insure or utilize internal resources instead of consultants. If we are unable to respond successfully to the competition we face, our business and results of operations will suffer.
In addition, given the global breadth of the Company's operations, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the United States. Funds from the Company's operating subsidiaries located outside the U.S. are regularly repatriated to the United States out of annual earnings to pay dividends to stockholders, fund share repurchases and for other corporate purposes. The Company's consolidated tax rate is higher than a number of its key competitors that are domiciled outside the United States where corporate tax rates are lower than the U.S. statutory tax rate. The consolidated tax rate at which our earnings are taxed could have an adverse impact on our ability to compete with our peers.
In our Risk and Insurance Services segment, we compete intensely against a wide range of other insurance and reinsurance brokerage firms that operate on a global, regional, national or local scale for both client business and employee talent. We compete as well with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services. The above competition is intensified by an industry trend toward a “syndicated” or “distributed” approach to the purchase of insurance and reinsurance brokerage services, whereby a client engages multiple brokers to service different portions of the client's account.
In our Consulting segment, we compete for business and employee talent with numerous consulting firms and organizations affiliated with accounting, information systems, technology and financial services firms around the world.
The loss of key professionals could hurt our ability to retain existing client revenues and generate revenues from new business.
Across all of our businesses, our colleagues are critical to developing and retaining the client relationships on which our revenues depend. It is therefore very important for us to retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent in all of our businesses and the general mobility of professionals in our businesses.
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
Consolidation in the industries we serve could adversely affect our business.
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
Our businesses face rapid technological changes and our failure to adequately anticipate or respond to these changes or to successfully implement strategic initiatives could adversely affect our business and results of operations.

To remain competitive in many of our business areas, we must identify the most current technologies and methodologies and integrate them into our service offerings. In addition, we have a number of strategic initiatives involving investments in technology systems and infrastructure to support our growth strategy. In addition to new platforms and systems, we are deploying new processes and many of our colleagues across the business are changing the way they perform certain roles to capture efficiencies. If we do not keep up with technological changes or execute well on our strategic initiatives, our business and results of operations could be adversely impacted.
Acquisitions and Dispositions
We face risks when we acquire and dispose of businesses.
We have a history of making acquisitions, including a total of 41 acquisitions in the period 2009-2012 for aggregate purchase consideration of $1.7 billion. We have also exited various businesses, including the sale of Putnam Investments Trust (“Putnam”) in August 2007 and the sale of Kroll in 2010. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete with favorable results the transactions we decide to pursue.
While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses; and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. As of December 31, 2012, the Company's consolidated balance sheet reflected $7.3 billion of goodwill and intangible assets, representing approximately 45% of the Company's total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $5.1 billion and Consulting, $2.2 billion. Given the significant size of the Company's goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
When we dispose of businesses we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 15 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Kroll.
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 55% of the Company's total revenue in 2012. Our business in this segment is subject to particular risks.

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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to “self-insure;” the use of so-called “captive” insurers; and the advent of capital markets-based solutions to traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurances Services segment depends in part on our ability to be compensated not only for insurance and reinsurance transactions, but for the increasing analytical services and advice that we provide. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could suffer.

RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 45% of our total revenue in 2012. Our businesses in this segment are subject to particular risks.
Demand for our services might decrease for various reasons, including a general economic downturn, a decline in a client's or an industry's financial condition, or changes in government regulation.
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
In addition, demand for many of Mercer's benefits services is affected by government regulation and tax rules, which drive our clients' needs for benefits-related services. For example, significant changes in government regulations affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans, defined contribution plans, or defined benefit plans, may adversely affect the demand for or profitability of Mercer's services.
Factors impacting defined benefit pension plans and the services we provide relating to those plans could adversely affect Mercer.
Mercer currently provides corporate, multi-employer and public clients with actuarial, consulting and administration services relating to defined benefit pension plans. The nature of our work is complex. Our actuarial services involve numerous assumptions and estimates regarding future events, including interest rates used to discount future liabilities, estimated rates of return for a plan's assets, healthcare cost trends, salary projections and participants' life expectancies. Our consulting services involve complex drafting and interpretation of trust deeds and other documentation governing pension plans. Our administration services include calculating benefits within complicated pension plan structures. Clients dissatisfied with our services have brought, and may bring, significant claims against us, particularly in the U.S. and the U.K. In addition, a number of Mercer's clients have frozen or curtailed their defined benefit plans and have moved to defined contribution plans resulting in reduced revenue for Mercer's retirement business. These developments could adversely affect Mercer's business and operating results.

Our profitability may suffer if we are unable to achieve or maintain adequate utilization and pricing rates for our consultants.
The profitability of our Consulting businesses depends in part on ensuring that our consultants maintain adequate utilization rates (i.e., the percentage of our consultants' working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

•	our ability to transition consultants promptly from completed projects to new assignments, and to engage newly-hired consultants quickly in revenue-generating activities;

•	our ability to continually secure new business engagements, particularly because a portion of our work is project-based rather than recurring in nature;

•	our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition;

•	unanticipated changes in the scope of client engagements;

•	the potential for conflicts of interest that might require us to decline client engagements that we otherwise would have accepted;

•	our need to devote time and resources to sales, training, professional development and other non-billable activities;

•	the potential disruptive impact of acquisitions and dispositions; and

•	general economic conditions.
If the utilization rate for our consulting professionals declines, our profit margin and profitability may suffer.
In addition, the profitability of our Consulting businesses depends on the prices we are able to charge for our services. Our pricing power is affected by a number of factors, including:

•	clients' perception of our ability to add value through our services;

•	market demand for the services we provide;

•	our ability to develop new services and the introduction of new services by competitors;

•	the pricing policies of our competitors;

•	changes in the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and

•	general economic conditions.
If we are unable to achieve and maintain adequate billing rates for our services, our margins and profitability could suffer.
If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We typically bill and collect on relatively short cycles. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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
Marsh & McLennan Companies and certain of its subsidiaries own, directly and indirectly through special purpose subsidiaries, a 58% condominium interest of a building approximately 900,000 square feet and 44 stories in New York City. This real estate serves as the Company's headquarters and is occupied primarily by the Company and its affiliates for general corporate use. The remaining 42% condominium interest in the 1166 Property is owned by an unaffiliated third party. The Company’s owned interest is financed by a 30-year loan that is non-recourse to the Company (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interest and a first priority assignment of leases and rents. In the event (1) the Company is downgraded below B/B2 (Stable) by any of S&P, Fitch and Moody’s or (2) an event of default has occurred and is continuing, the Company would be obligated to pre-fund certain reserve accounts relating to the mortgaged property, including a rent reserve account in an amount equal to three months rent for the entire occupancy of the mortgaged property.
Item 3.      Legal Proceedings.
Information regarding legal proceedings is set forth in Note 15 to the consolidated financial statements appearing under Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2012 and 2011 and each quarterly period thereof:

	2012 Stock Price Range		2011 Stock Price Range
	High	Low	High	Low
First Quarter	$33.40	$30.69	$31.08	$26.72
Second Quarter	$34.68	$30.74	$31.40	$28.71
Third Quarter	$34.99	$31.42	$31.57	$25.89
Fourth Quarter	$35.78	$33.09	$32.00	$25.29
Full Year	$35.78	$30.69	$32.00	$25.29
On February 22, 2013, the closing price of the Company’s common stock on the NYSE was $36.59.
In August 2011, the Board of Directors of the Company authorized share repurchases up to a dollar value of $500 million of the Company's common stock. This was in addition to a September 2010 authorization to repurchase shares of the Company's common stock up to a dollar value of $500 million. The Company repurchased approximately 1.4 million shares of its common stock for $50 million during the fourth quarter of 2012. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $324 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2012	__	__	__	$373,488,962
Nov 1-30, 2012	795,804	$35.2647	795,804	$345,425,171
Dec 1-31, 2012	625,253	$34.8982	625,253	$323,604,978
Total Q4 2012	1,421,057	$35.1034	1,421,057	$323,604,978

Item 6.      Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2012	2011	2010	2009	2008
Revenue	$11,924	$11,526	$10,550	$9,831	$10,730
Expense:
Compensation and Benefits	7,134	6,969	6,465	6,182	6,830
Other Operating Expenses	2,961	2,919	3,146	2,871	3,221
Operating Expenses	10,095	9,888	9,611	9,053	10,051
Operating Income (a)	1,829	1,638	939	778	679
Interest Income	24	28	20	17	47
Interest Expense	(181)	(199)	(233)	(241)	(220)
Cost of Extinguishment of Debt	—	(72)	—	—	—
Investment Income (Loss)	24	9	43	(2)	(12)
Income Before Income Taxes	1,696	1,404	769	552	494
Income Tax Expense	492	422	204	21	113
Income From Continuing Operations	1,204	982	565	531	381
Discontinued Operations, Net of Tax	(3)	33	306	(290)	(443)
Net Income (Loss)	1,201	1,015	871	241	(62)
Less: Net Income Attributable to Non-Controlling Interests	25	22	16	14	11
Net Income (Loss) Attributable to the Company	$1,176	$993	$855	$227	$(73)
Basic Income (Loss) Per Share Information:
Income From Continuing Operations	$2.16	$1.76	$1.01	$0.97	$0.70
Discontinued Operations	—	0.06	0.55	(0.54)	(0.83)
Net Income (Loss) Attributable to the Company	$2.16	$1.82	$1.56	$0.43	$(0.13)
Average Number of Shares Outstanding	544	542	540	522	514
Diluted Income (Loss) Per Share Information:
Income From Continuing Operations	$2.13	$1.73	$1.00	$0.96	$0.70
Income (Loss) From Discontinued Operations	—	0.06	0.55	(0.54)	(0.84)
Net Income (Loss) Attributable to the Company	$2.13	$1.79	$1.55	$0.42	$(0.14)
Average Number of Shares Outstanding	552	551	544	524	515
Dividends Paid Per Share	$0.90	$0.86	$0.81	$0.80	$0.80
Return on Average Equity	19%	16%	14%	4%	N/A
Year-end Financial Position:
Working capital	$2,399	$1,909	$2,171	$1,216	$1,391
Total assets	$16,288	$15,454	$15,310	$15,337	$15,206
Long-term debt	$2,658	$2,668	$3,026	$3,034	$3,194
Total equity	$6,606	$5,940	$6,415	$5,863	$5,760
Total shares outstanding (net of treasury shares)	545	539	541	530	514
Other Information:
Number of employees	54,000	52,000	51,000	49,000	50,100
Stock price ranges—
U.S. exchanges — High	$35.78	$32.00	$27.50	$25.46	$36.82
— Low	$30.69	$25.29	$20.21	$17.18	$20.96

(a)	Includes the impact of net restructuring costs of $78 million, $51 million, $141 million, $243 million, and $328 million in 2012, 2011, 2010, 2009 and 2008, respectively.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this report, for discussion of significant items affecting our results of operations in 2012, 2011 and 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and Subsidiaries (the “Company”) is a global professional services firm providing advice and solutions principally in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 54,000 employees worldwide and annual revenue of nearly $12 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 100 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•
Consulting includes Retirement, Health, Talent and Investments consulting and services, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

The Company completed the sale of Kroll in August 2010, and along with other dispositions between 2008 and 2010, has divested its entire Risk Consulting and Technology Segment. The Company has “continuing involvement” in certain Corporate Advisory and Restructuring businesses (“CARG”) that were disposed of in 2008. The runoff of the CARG businesses is being managed by the Company's corporate departments and financial results of these entities are included in “Corporate” for segment reporting purposes.
We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 16 to the consolidated financial statements included in Part II Item 8 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
This Management's Discussion & Analysis ("MD&A") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2012	2011	2010
Revenue	$11,924	$11,526	$10,550
Expense
Compensation and Benefits	7,134	6,969	6,465
Other Operating Expenses	2,961	2,919	3,146
Operating Expenses	10,095	9,888	9,611
Operating Income	$1,829	$1,638	$939
Income from Continuing Operations	$1,204	$982	$565
Discontinued Operations, Net of Tax	(3)	33	306
Net Income Before Non-Controlling Interests	$1,201	$1,015	$871
Net Income Attributable to the Company	$1,176	$993	$855
Net Income from Continuing Operations Per Share:
Basic	$2.16	$1.76	$1.01
Diluted	$2.13	$1.73	$1.00
Net Income Per Share Attributable to the Company:
Basic	$2.16	$1.82	$1.56
Diluted	$2.13	$1.79	$1.55
Average number of shares outstanding:
Basic	544	542	540
Diluted	552	551	544
Shares outstanding at December 31,	545	539	541
Consolidated operating income increased 12% to $1.8 billion in 2012 compared with $1.6 billion in 2011. Revenue in 2012 increased 3% compared to 2011, or 4% on an underlying basis, with growth in each operating company, while expenses increased 2%, or 3% on an underlying basis. This reflects the Company's improved operating efficiency as it continues to monitor and control its expenses in each of its operations.
Risk and Insurance Services operating income increased $145 million or 12% to $1.4 billion in 2012 compared with 2011, resulting from revenue growth at both Marsh and Guy Carpenter.
Consulting operating income increased $64 million or 11% to $652 million in 2012 compared with 2011 primarily due to increased revenue at Mercer and improved operating efficiency.
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
Consulting operating income increased $459 million to $588 million in 2011 primarily due to the $400 million net charge related to the ARMB litigation settlement in 2010. Excluding that item, Consulting operating income increased $59 million, or 11%.
Discontinued operations in 2011 includes a net credit resulting from the resolution of certain legal matters and related insurance recoveries as well as the settlement of certain tax audits and the expiration of the statute of limitations related to certain indemnified matters in connection with the disposals of Putnam and Kroll. These credits are partly offset by the write-off, net of tax, of capitalized software related to the disposal of the Marsh Business Processing Outsourcing ("BPO") business. Discontinued operations in 2010 includes the operating results of Kroll, gains on the sales of Kroll and Kroll Laboratory Specialists

("KLS") totaling $282 million, and insurance recoveries of $16 million related to Putnam market-timing related matters.
Discontinued operations also includes the accretion of interest related to an indemnity for uncertain tax positions provided as part of the purchase by Great-West Life Co. Inc., of Putnam Investments Trust from the Company in August 2007.
Consolidated net income attributable to the Company was $1.2 billion in 2012, compared with $993 million in 2011 and $855 million in 2010.
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

	Year Ended December 31,				Components of Revenue Change*
(In millions, except percentage figures)	2012	2011	% Change GAAP Revenue		Currency Impact		Acquisitions/ Dispositions Impact		Underlying Revenue
Risk and Insurance Services
Marsh	$5,463	$5,213	5%		(2)%		2%		5%
Guy Carpenter	1,079	1,041	4%	—	(1)%	—	(1)%	—	6%
Subtotal	6,542	6,254	5%	—	(2)%	—	2%	—	5%
Fiduciary Interest Income	39	47
Total Risk and Insurance Services	6,581	6,301	4%	—	(2)%	—	2%	—	5%
Consulting
Mercer	3,916	3,782	4%	—	(2)%	—	1%	—	4%
Oliver Wyman Group	1,466	1,483	(1)%	—	(2)%	—	(2)%	—	3%
Total Consulting	5,382	5,265	2%	—	(2)%	—	—%	—	4%
Corporate/Eliminations	(39)	(40)
Total Revenue	$11,924	$11,526	3%	—	(2)%	—	1%	—	4%

*	Components of revenue change may not add due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2012	2011	% Change GAAP Revenue	Currency Impact		Acquisitions/ Dispositions Impact		Underlying Revenue
Marsh:
EMEA	$1,860	$1,796	4%	(5)%	—	3%	—	5%
Asia Pacific	656	612	7%	(1)%	—	—%	—	7%
Latin America	353	334	6%	(7)%	—	—%	—	13%
Total International	2,869	2,742	5%	(4)%	—	2%	—	6%
U.S. / Canada	2,594	2,471	5%	—%	—	2%	—	3%
Total Marsh	$5,463	$5,213	5%	(2)%	—	2%	—	5%
Mercer:
Retirement	$1,066	$1,071	—%	(2)%	—	1%	—	1%
Health and Benefits	1,011	940	8%	(2)%	—	2%	—	7%
Talent, Rewards & Communications	604	576	5%	(2)%	—	5%	—	1%
Outsourcing	721	733	(2)%	—%	—	(5)%	—	4%
Investments	514	462	11%	(1)%	—	4%	—	8%
Total Mercer	$3,916	$3,782	4%	(2)%	—	1%	—	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2011	2010	% Change GAAP Revenue	Currency Impact		Acquisitions/ Dispositions Impact		Underlying Revenue
Risk and Insurance Services
Marsh	$5,213	$4,744	10%	2%	—	4%	—	4%
Guy Carpenter	1,041	975	7%	1%	—	1%	—	5%
Subtotal	6,254	5,719	9%	2%	—	3%	—	5%
Fiduciary Interest Income	47	45
Total Risk and Insurance Services	6,301	5,764	9%	2%	—	3%	—	5%
Consulting
Mercer	3,782	3,478	9%	3%	—	2%	—	4%
Oliver Wyman Group	1,483	1,357	9%	2%	—	—	—	7%
Total Consulting	5,265	4,835	9%	3%	—	1%	—	5%
Corporate /Eliminations	(40)	(49)
Total Revenue	$11,526	$10,550	9%	2%	—	2%	—	5%
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2011	2010	% Change GAAP Revenue	Currency Impact		Acquisitions/ Dispositions Impact		Underlying Revenue
Marsh:
EMEA	$1,796	$1,674	7%	2%	—	2%	—	4%
Asia Pacific	612	503	22%	8%	—	4%	—	9%
Latin America	334	298	12%	(1)%	—	—	—	14%
Total International	2,742	2,475	11%	3%	—	2%	—	6%
U.S. / Canada	2,471	2,269	9%	—	—	6%	—	3%
Total Marsh	$5,213	$4,744	10%	2%	—	4%	—	4%
Mercer:
Retirement	$1,071	$1,053	2%	3%	—	—	—	(1)%
Health and Benefits	940	900	4%	2%	—	(3)%	—	6%
Talent, Rewards & Communications	576	488	18%	3%	—	5%	—	11%
Outsourcing	733	671	9%	5%	—	5%	—	—
Investments	462	366	26%	6%	—	9%	—	11%
Total Mercer	$3,782	$3,478	9%	3%	—	2%	—	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for 2012 increased 3% to $11.9 billion compared with $11.5 billion in 2011, reflecting a 4% increase in underlying revenue, a 1% increase due to acquisitions and a 2% negative impact of foreign currency translation. Revenue in the Risk and Insurance Services segment increased 4% in 2012 compared with 2011 or 5% on an underlying basis, reflecting increases of 5% in Marsh and 6% in Guy Carpenter. Consulting segment revenue increased 2%, resulting from a 4% increase in Mercer partly offset by a 1% decrease in the Oliver Wyman Group. On an underlying basis, Consulting segment revenue increased 4%, reflecting a 4% increase in Mercer and a 3% increase in the Oliver Wyman Group.
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
Operating Expense
Consolidated operating expenses increased 2% in 2012 compared with the same period in 2011. The increase reflects a 3% increase in underlying expenses, a 1% increase due to the impact of acquisitions, offset by a 2% decrease due to the impact of foreign currency exchange translation. The increase in underlying expenses primarily reflects higher incentive compensation and benefits costs and restructuring costs at Mercer, which include exit costs related to a portion of Mercer's Canadian outsourcing business. These increases are partly offset by credits related to the adjustment of acquisition related contingent consideration liabilities.
Consolidated operating expenses increased 3% in 2011 compared with the same period in 2010. Expenses in 2010 include the $400 million ARMB settlement at Mercer. Restructuring and other noteworthy charges, which include legal fees arising from regulatory actions, net of insurance recoveries and credits related to the CARG business divested in 2008, decreased $116 million to $23 million in 2011 as compared to $139 million in 2010. Excluding these charges, expenses were $9.9 billion in 2011 compared with $9.1 billion in 2010, an increase of 9%. The increase reflects a 3% increase due to the impact of foreign currency exchange, a 2% increase due to the impact of acquisitions and a 4% increase in underlying expenses. The increase in underlying expenses primarily reflects higher compensation and benefits costs, including increased pension costs, higher consulting costs, asset-based fees and expenses reimbursable from clients.
Restructuring
In 2012, the Company implemented restructuring actions which resulted in costs totaling $78 million. Approximately $58 million of the restructuring charges related to Mercer, with approximately $51 million in expenses recorded in the fourth quarter of 2012 relating to senior management's operations review, including costs of approximately $16 million related to the disposal of a portion of Mercer's Canadian outsourcing business. The restructuring costs consist primarily of severance and benefits, costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$8 million (all acquisition related—$ 8 million); Consulting—$58 million (acquisition related—$1 million); and Corporate—$12 million.
Businesses Exited
Marsh's BPO business, previously part of the Marsh U.S. Consumer business, provided policy, claims, call center and accounting operations on an outsourced basis to life insurance carriers. Marsh invested in a technology platform that was designed to make the BPO business scalable and more efficient. During 2011, Marsh decided that it would cease investing in the technology platform and instead exit the business via a sale. In the fourth quarter of 2011, management initiated a plan to sell the Marsh BPO business, which was completed in August 2012. The Company wrote off capitalized software of the BPO business of $17 million, net of tax, which is included in discontinued operations in 2011.

In February 2010, Kroll sold KLS, its substance abuse testing business for $110 million. On August 3, 2010, the Company completed the sale of Kroll to Altegrity for $1.13 billion. The account balances and activities of Kroll and KLS have been segregated and reported as discontinued operations in the accompanying financial statements for 2010. The gain on the sale of Kroll and related tax benefits and the after- tax loss on the disposal of KLS, along with Kroll’s and KLS’s 2010 results of operations are included in discontinued operations.

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
Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients and/or commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. Revenues can be affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients themselves and by the value of the risks that have been insured since commission based compensation is frequently related to the premiums paid by insureds/reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required, and service provided by the Company and ultimately placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention, and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.
In certain countries, Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically provide for segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest is segregated from the other revenues of Marsh and Guy Carpenter and separately presented within the segment, as shown in the revenue by segments charts earlier in this MD&A. In certain countries, Marsh is compensated for insurer consulting services in the form of a fee or as a percentage of premium (or a combination of both).
The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2012	2011	2010
Revenue	$6,581	$6,301	$5,764
Compensation and Benefits	3,579	3,482	3,261
Other Operating Expenses	1,628	1,590	1,531
Operating Expenses	5,207	5,072	4,792
Operating Income	$1,374	$1,229	$972
Operating Income Margin	20.9%	19.5%	16.9%
Revenue
Revenue in Risk and Insurance Services increased 4% in 2012 compared with 2011 reflecting a 5% increase on an underlying basis, a 2% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency exchange translation.
In Marsh, revenue in 2012 was $5.5 billion, an increase of 5% from the prior year, reflecting 5% growth in underlying revenue, a 2% increase from acquisitions partly offset by a 2% decrease resulting from the impact of foreign currency translation. The underlying revenue increase of 5% reflects growth in all major geographies, driven by new business. Underlying revenue increased 13% in Latin America, 7% in Asia Pacific, 3% in U.S. / Canada and 5% in EMEA.
During 2012, Marsh completed the following twelve acquisitions:

•
January - Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia to expand Marsh's presence in Africa. Marsh subsequently closed the acquisitions of the Alexander Forbes operations in Uganda, Malawi and Zambia.

•
March - Marsh & McLennan Agency ("MMA") acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Marsh acquired Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies.

•
June - MMA acquired Progressive Benefits Solutions, an employee benefits agency based in North Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses.

•	August - MMA acquired Rosenfeld-Einstein, a South Carolina-based employee benefits service provider, and Eidson Insurance, a property/casualty and employee benefits services firm located in Florida.

•
October - MMA acquired Howalt+McDowell, a South Dakota-based agency which offers property casualty, surety, personal protection and employee benefits insurance to individuals and businesses, and The Protector Group Insurance Agency, a Massachusetts-based agency which provides property casualty, employee benefits services, personal insurance and individual financial services.

•	November - MMA acquired Brower Insurance, an Ohio-based company providing employee benefits, property casualty and consulting services.

•
December - MMA acquired McGraw Wentworth, a Michigan-based company providing consulting services to mid-sized organizations, and Liscomb Hood Mason, a Minnesota-based company providing property casualty and employee benefits products and services.

The MMA acquisitions were made to expand Marsh's presence in the U.S. middle-market business.
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
Guy Carpenter’s revenue increased 4% to $1.1 billion in 2012 compared with 2011, or 6% on an underlying basis driven by Carpenter's International operations, particularly Global Specialties, Asia Pacific, EMEA, Latin America, and Global Facultative.
Fiduciary interest income was $39 million in 2012 compared to $47 million in 2011 due to slightly lower average invested funds combined with lower interest rates.
Revenue in Risk and Insurance Services increased 9% in 2011 compared with 2010 reflecting a 5% increase on an underlying basis, a 3% increase from acquisitions, and a 2% increase from the impact of foreign currency exchange translation.
In Marsh, revenue in 2011 was $5.2 billion, an increase of 10% from the prior year, reflecting 4% growth in underlying revenue, a 4% increase from acquisitions and a 2% increase resulting from the impact of foreign currency translation. The underlying revenue increase of 4% reflected growth in all major geographies, driven by higher retention rates and new business development. Underlying revenue increased 14% in Latin America, 9% in Asia Pacific, 3% in U.S. / Canada and 4% in EMEA.
Guy Carpenter’s revenue increased 7% to $1.0 billion in 2011 compared with 2010, or 5% on an underlying basis. The increase in underlying revenue was driven by strong new business development and high retention rates.
Fiduciary interest income was $47 million in 2011 compared to $45 million in 2010 due to higher average invested funds partly offset by lower interest rates.
Expense
Expenses in the Risk and Insurance Services segment increased 3% in 2012 compared with 2011, reflecting a 2% increase from acquisitions and a 2% decrease due to the impact of foreign currency translation. Expenses on an underlying basis increased 3% primarily due to higher base salaries and incentive compensation and benefits costs partly offset by credits related to adjustments to acquisition related contingent consideration liabilities.
Expenses in the Risk and Insurance Services segment increased 6% in 2011 compared with 2010, reflecting a 3% increase from acquisitions and a 2% increase due to the impact of foreign currency translation. Expenses on an underlying basis increased 1%. The increase in underlying expenses is primarily due to higher base salaries and incentive compensation costs, non-restructuring related severance costs and facilities and equipment costs, partly offset by lower restructuring expenses and a credit of $31 million for insurance recoveries on previously expensed legal fees.

Consulting
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of talent, health, retirement and investments. Oliver Wyman Group provides specialized management, economic and brand consulting services.
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
The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2012	2011	2010
Revenue	$5,382	$5,265	$4,835
Compensation and Benefits	3,221	3,233	2,974
Other Operating Expenses	1,509	1,444	1,732
Operating Expenses	4,730	4,677	4,706
Operating Income	$652	$588	$129
Operating Income Margin	12.1%	11.2%	2.7%
Revenue
Consulting revenue in 2012 increased 2% compared with 2011, or 4% on an underlying basis. Mercer’s revenue was $3.9 billion in 2012, an increase of 4% on both a reported and underlying basis as compared to 2011, with growth in each of its businesses. The underlying revenue growth was primarily driven by a 7% increase in health and benefits and an 8% increase in investments. Oliver Wyman’s revenue decreased 1% in 2012 compared to 2011, but increased 3% on an underlying basis.
During 2012, Mercer completed the following three acquisitions:

•
February - Mercer acquired the remaining 49% of Yokogawa-ORC, a global mobility firm based in Japan, which was previously accounted for under the equity method, and Pensjon & Finans, a leading Norway-based financial investment and pension consulting firm.

•	March - Mercer acquired REPCA, a France-based broking and advisory firm for employer health and benefits plans.
Consulting revenue in 2011 increased 9% compared with 2010, or 5% on an underlying basis. Mercer’s revenue was $3.8 billion in 2011, an increase of 9% or 4% on an underlying basis. Within Mercer’s consulting lines, revenue on an underlying basis increased 4% in 2011 compared with 2010, reflecting increases of 6% in health and benefits and 11% in talent, rewards & communications, partly offset by a 1% decline in retirement. Outsourcing revenue grew 9% and was flat on an underlying basis. Investments revenue increased 26% or 11% on an underlying basis. Oliver Wyman’s revenue increased 9% to $1.5 billion in 2011, or 7% on an underlying basis.
Expense
Consulting expenses in 2012 increased 1%, or 3% on an underlying basis. This increase reflects the impact of higher benefits and restructuring costs, including charges of $16 million for the exit activities related to a portion of Mercer's Canadian outsourcing business.
Consulting expenses in 2011 decreased 1% to $4.7 billion, or 4% on an underlying basis. Mercer recorded a $400 million net charge related to the ARMB settlement in 2010. Excluding this charge, expenses increased 4% on an underlying basis. This increase reflected the impact of higher base-salaries and incentive compensation and benefits costs, including higher pension costs, and higher asset-based fees and recoverable expenses from clients.
Corporate and Other
The following results of Corporate and Other includes the run-off of CARG operations:

(In millions of dollars)	2012	2011	2010
Corporate Advisory and Restructuring Operating Income	$6	$9	$10
Corporate Expense	(203)	(188)	(172)
Total Corporate and Other	$(197)	$(179)	$(162)

Corporate expenses in 2012 were $203 million compared to $188 million in 2011. The increase is primarily due to accelerated amortization of equity awards for retirement eligible senior executives and higher consulting costs associated with corporate initiatives.

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

Marsh's BPO business, previously part of Marsh U.S. Consumer business, provided policy, claims, call center and accounting operations on an outsourced basis to life insurance carriers. Marsh invested in a technology platform that was designed to make the BPO business scalable and more efficient. During 2011, Marsh decided that it would cease investing in the technology platform and instead exit the business via a sale. In the fourth quarter of 2011, management initiated a plan to sell the Marsh BPO business which was completed in August 2012. The Company wrote off capitalized software of the BPO business of $17 million, net of tax, which is included in discontinued operations in 2011.
In the first quarter of 2010, Kroll completed the sale of KLS and on August 3, 2010, the Company completed the sale of Kroll to Altegrity.
Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statement of income for the portion of 2010 prior to Kroll's disposal. The year ended 2010 also includes the gain on the sale of Kroll and related tax benefits and the loss on the sale of KLS, which includes the tax provision of $36 million on the sale.
The Company’s tax basis in its investment in the stock of Kroll at the time of sale exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not tax. A $265 million deferred tax benefit was recorded in discontinued operations in 2010 as a result of the sale of Kroll.
Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31, (In millions of dollars, except per share figures)	2012	2011	2010
Kroll Operations
Revenue	$—	$—	$381
Operating expenses	—	—	345
Operating income	—	—	36
Income tax expense	—	—	16
Income from Kroll operations, net of tax	—	—	20
Other discontinued operations, net of tax	—	(17)	(7)
Income (loss) from discontinued operations, net of tax	—	(17)	13
Disposals of discontinued operations (a)	(2)	25	58
Income tax expense (credit) (b)	1	(25)	(235)
Disposals of discontinued operations, net of tax	(3)	50	293
Discontinued operations, net of tax	$(3)	$33	$306
Discontinued operations, net of tax per share
—Basic	$—	$0.06	$0.55
—Diluted	$—	$0.06	$0.55

(a)	Includes gain on sale of Kroll and the gain on the sale of KLS in 2010.

(b)
The income tax credit related to the disposal of discontinued operations for 2010 primarily represents the recognition of tax benefits related to the sale of Kroll, partly offset by a tax provision of $36 million related to the sale of KLS.

Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $24 million in 2012 compared with $28 million in 2011. The decrease in interest income is due to lower average interest rates compared with the prior year. Interest expense was $181 million in 2012 compared with $199 million in 2011. The decrease is primarily due to lower interest rates on senior notes issued during the second half of 2011 and the first quarter of 2012, compared to the interest rate on notes that matured.
Interest income earned on corporate funds was $28 million in 2011 compared with $20 million in 2010. The increase in interest income was due to the combined effect of higher average invested funds in 2011 and slightly higher average interest rates compared with the prior year. Interest expense was $199 million in 2011 compared with $233 million in 2010. The decrease was primarily due to the maturity of senior notes in the third quarter of 2010, the early extinguishment of a portion of the Company's outstanding notes during the third quarter of 2011 and a lower net interest rate on the Company's debt subject to interest rate swaps. These decreases were partly offset by interest on new senior notes issued during the third quarter of 2011.
Early Extinguishment of Debt
On July 15, 2011 the Company purchased $600 million of the Outstanding Notes, comprised of $330 million of its 2014 Notes and $270 million of its 2015 Notes (collectively, the "Notes"). The Company acquired the Notes at market value plus a tender premium, which exceeded its carrying value and resulted in a charge of approximately $72 million in the third quarter of 2011.
Investment Income (Loss)
In 2012, investment income was $24 million compared with $9 million in 2011. This increase is primarily due to higher mark-to-market gains on private equity fund investments, partly offset by an impairment loss on a debt security of $8 million.
In 2011, investment income was $9 million compared with $43 million in 2010. This decrease primarily reflects the impact of lower private equity gains recorded in 2011 as compared to 2010, the effects of recording an impairment loss in 2011 and a gain on the sale of equity securities in 2010.
Income Taxes
The Company's consolidated effective tax rate was 29.0%, 30.1% and 26.5% in 2012, 2011 and 2010, respectively. The tax rate in each year reflects foreign operations which are taxed at rates lower than the U.S. statutory tax rate.
The lower effective tax rate attributed to the Company's foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S., net of the U.S. tax impact from repatriating foreign earnings. In 2012, pre-tax income in the U.K., Canada, Australia and Bermuda accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 24% (excluding the non-cash deferred tax impact of UK tax legislation enacted in 2012), 27%, 30% and 0%, respectively. Under current U.S. tax law, the Company anticipates its non-U.S. operations will continue to incur taxes at rates below the U.S. federal tax rate of 35%.
The Company's non-U.S. revenue over the past three years has been approximately 55% of total revenue, while the pre-tax income from non-U.S. locations varied from 77% to 138% of total pre-tax income. Although revenue in the United States has been approximately 45% of total revenue, while the Company had gains in its U.S. operations in 2011 and 2012, the Company incurred pre-tax losses in the United States during 2010 as a result of a significant charge from the resolution of the ARMB matter, which is discussed in Note 1 to the Consolidated Financial Statements. The Company had pre-tax income in its U.S. operations in 2011 and 2012.
In addition, as a U.S. domiciled parent holding company, Marsh & McLennan Companies, Inc., is the issuer for essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. Finally, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States.

The effective tax rate may vary significantly from period to period for the foreseeable future. It is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. A proportional increase in U.S. pre-tax income will tend to increase the effective tax rate because U.S. federal and state corporate tax rates often exceed tax rates applicable outside the U.S. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate, depending on estimates of the realizability of associated deferred tax assets. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company and Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings. In the United States, certain groups within the Company, which file on a combined basis, were profitable in 2011 and 2012, but incurred a loss in 2010 as a result of the resolution of the ARMB matter. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company's domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carry-forwards in the Company's consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2012, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the profitability of the Company's U.S. operations in 2011 and 2012 and the cumulative period from 2010 through 2012, (ii) the nature, frequency, and severity of losses incurred before 2011, (iii) profit trends evidenced by continued improvements in the Company's and Marsh's operating performance, (iv) the non-recurring nature of some of the items that contributed to losses before 2011, (v) the carry-forward periods for the net operating losses ("NOLs") and foreign tax credit carry-forwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic deferred tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to approximately $270 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future annual earnings from the Company's profitable global operations, consistent with the Company's historical practice. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2012, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2012, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations, of which all but approximately $80 million is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $250 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $1.3 billion of cash from operations in 2012 compared with $1.7 billion in 2011. These amounts reflect the net income reported by the Company during those periods, excluding gains or losses from investments and the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. The reduction in cash generated from operations is primarily due to the cash refunds of U.S. federal income taxes received in 2011, discussed below. Cash generated from the disposition of businesses is included in investing cash flows.
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
Pension Related Items
During 2012, the Company contributed $124 million to its U.S. pension plans and $389 million to non-U.S. pension plans, which includes discretionary contributions of $100 million to each of the U.S. and the U.K. plans, compared with $24 million for U.S. plans and $320 million for non-U.S. plans in 2011.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. The pension stabilization provisions included in the "Moving Ahead for Progress in the 21st Century Act", enacted on July 6, 2012, changed the methodology for determining the discount rate used for calculating plan liabilities under ERISA, which determines, in part, the funding requirements. After considering the impact of the pension funding stabilization provisions discussed above, the Company does not expect any contributions will be required to its U.S. tax-qualified plan through the end of 2014. The Company expects to fund approximately $25 million to its non-qualified U.S. pension plans in 2013.

The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 82% of non-U.S. plan assets. Contribution rates for non-US plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' Trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. The current funding plan was based on assumptions (including interest rates, inflation, salary increases and mortality) that reflected market conditions as of year-end 2009, was agreed to in early 2011 and forms the basis for the Company's aggregate contributions to the U.K. plans for 2011 through 2013. In 2012, the Company made required contributions of $289 million to its non-U.S. defined benefit pension plans, including amounts called for under the U.K. funding plan. Additionally, the Company made a $100 million discretionary contribution to the U.K. plans. The valuation of the U.K. pension plan at December 31, 2012 that results from the negotiation process described above will determine funding that is expected to become applicable in 2014. Contributions to the U.K. plans typically comprised of a portion related to the current service cost, that is, the benefits earned by employees in the current year, plus an amount intended to reduce, over time, any deficit determined through the Company's negotiations with the Trustee. The Company anticipates contributing approximately $250 million in March 2013 to pre-fund all or a substantial portion of any deficit funding contributions that may be required from 2014 through 2016 as a result of the negotiations with the Trustee. In the aggregate, the Company expects to fund $623 million to its non-U.S. plans in 2013, comprising $171 million to plans outside of the U.K. (including a $70 million discretionary contribution to a Canadian plan in January 2013) and $452 million to the U.K. plans.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.
The year-over-year change in the funded status of the Company's pension plans is impacted by the variance between actual and assumed results, particularly with regard to return on assets and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.9 billion and $3.3 billion at December 31, 2012 for the U.S. plans and non-U.S. plans, respectively, compared with $1.7 billion and $3.0 billion at December 31, 2011. The increase is primarily due to the impact of decreases in the discount rates partly offset by actual returns on plan assets in 2012 that were higher than the estimated long-term rate of return on plan assets. In the past several years, the amount of actuarial losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities declined in both the U.S. and the U.K. (the Company's two largest plans) in each of the four years for 2009 to 2012. At the end of 2009, the weighted average discount rate for all plans was 6.0%, declining to 5.6%, 4.9% and 4.4% at the end of 2010, 2011 and 2012, respectively. A decline in the discount rate increases the measured plan liability, resulting in actuarial losses. During 2012, the Company's defined benefit pension plan assets had actual returns of 14.1% and 9.9% in the U.S. and U.K., respectively. During 2011, the Company's defined benefit pension plan assets had actual returns of 5.8%, and 4.8% in the U.S. and U.K., respectively; and in 2010, the actual returns were 14.4% in the U.S. and 13.5% in the U.K. In 2012 and 2010, actuarial losses resulting from declines in the discount rate were partly offset by actual asset returns which exceeded the assumed rates of return in each year. In 2011, both the decline in the discount rate and actual asset returns that were lower than the assumed rates of return contributed to the actuarial losses.
Overall, the Company’s pension expense is expected to increase in 2013 by approximately $30 million before the partly-offsetting impacts on bonuses and other incentive compensation and possible movements in foreign exchange rates. The increase in the expected pension expense in 2013 results primarily from a decline in the discount rates used to measure plan liabilities. Partly offsetting this increase is the impact of an increase in plan assets resulting from both investment returns and contributions.The impact of these higher asset levels is partly offset by a reduction in the weighted average assumed rate of return related to the non-U.S. plans.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
Financing Cash Flows
Net cash used for financing activities was $633 million in 2012 compared with $1.0 billion of net cash used for financing activities in 2011. The Company reduced outstanding debt by approximately $10 million, $100 million and $550 million in 2012, 2011 and 2010, respectively.

Debt
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
In February 2013, the Company repaid $250 million of maturing senior notes.
Acquisitions
During 2012, the Company paid $30 million of contingent payments related to acquisitions made in prior periods. Remaining estimated future contingent consideration payments of $63 million for acquisitions completed in 2012 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2012.
In the second quarter of 2011, the Company acquired the remaining minority interest of a previously majority-owned entity for total cash consideration of $8 million.
In the first quarter of 2011, the Company paid deferred purchase consideration of $13 million related to the purchase in 2009 of the minority interest of a previously controlled entity.
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings under this facility at December 31, 2012.
In December 2012 the Company closed on a $50 million, 3-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. There were no borrowings under this facility at December 31, 2012.
The Company’s senior debt is currently rated Baa2 by Moody’s and BBB by Standard & Poor’s. The Company’s short-term debt is currently rated P-2 by Moody’s and A-2 by Standard & Poor’s. The Company carries a stable outlook from Moody’s and Standard & Poor’s.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $247 million at December 31, 2012 and $248 million at December 31, 2011. There were no outstanding borrowings under these facilities.
Share Repurchases
During 2012, the Company repurchased approximately 6.9 million shares of its common stock for total consideration of approximately $230 million at an average price per share of $33.36. The Company remains authorized to repurchase additional shares of its common stock up to a value of $323 million. There is no time limit on this authorization. During 2011, the Company repurchased approximately 12.3 million shares of its common stock for total consideration of approximately $361 million at an average price per share of $29.44.

Dividends
The Company paid total dividends of $497 million in 2012 ($0.90 per share), $480 million in 2011 ($0.86 per share) and $452 million in 2010 ($0.81 per share).
Investing Cash Flows
Net cash used for investing activities amounted to $583 million in 2012 compared with $457 million used for investing activities in 2011. The Company made 15 acquisitions in 2012. Cash used for these acquisitions, net of cash acquired was $230 million. In addition, in 2012, the Company paid $59 million of deferred purchase consideration related to acquisitions made in prior years and $3 million for the purchase of other intangible assets. Remaining deferred cash payments of approximately $42 million for acquisitions completed in 2012 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2012.
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
Cash provided by the sale of securities was $6 million for the periods ended December 31, 2012 and 2011, respectively.
The Company’s additions to fixed assets and capitalized software, which amounted to $320 million in 2012 and $280 million in 2011, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has committed to potential future investments of approximately $40 million in private equity funds that invest primarily in financial services companies. Substantially all invested assets in Trident II were harvested in the first quarter of 2013 and the fund is expected to wind down. The Company expects to receive approximately $100 million related to its Trident II investment in 2013.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2012:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$260	$260	$—	$—	$—
Long-term debt	2,664	—	821	273	1,570
Interest on long-term debt	1,309	159	287	209	654
Net operating leases	2,489	355	583	433	1,118
Service agreements	374	136	120	78	40
Other long-term obligations	144	32	103	7	2
Purchase commitments	47	32	15	—	—
Total	$7,287	$974	$1,929	$1,000	$3,384
The above does not include the liability for unrecognized tax benefits of $117 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $12 million that may become payable during 2013. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities of approximately $1.8 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The amounts of estimated future benefits payments to be made from plan assets are disclosed in Note 8 to the consolidated financial statements. In 2013, the Company expects to contribute approximately $25 million and $623 million to its U.S. and non-U.S. pension plans, respectively.
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
Legal and Other Loss Contingencies
The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions. GAAP requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analyses to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors are amortized prospectively out of AOCI over a period that approximates the average remaining service period of active employees, or for plans in which substantially all the participants are inactive, over the remaining life expectancy of the inactive employees.
The determination of net periodic pension cost is based on a number of assumptions, including an expected long-term rate of return on plan assets, the discount rate, mortality and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. The Company believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate assumptions at least annually and adjust them as appropriate. Based on its current assumptions, the Company expects pension expense in 2013 to increase approximately $30 million compared with 2012 before partly-offsetting impacts of bonuses and other incentive compensation and possible movements in foreign exchange rates.

Future pension expense or credits will depend on plan provisions, future investment performance, future assumptions and various other factors related to the populations participating in the pension plans. Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 88% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(18)	$(35)	$18	$35
Discount Rate	$(20)	$(25)	$20	$25
Changing the discount rate and leaving the other assumptions constant may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate. Changes in these assumptions will not necessarily have a linear impact on the net periodic pension cost.
The Company contributes to certain health care and life insurance benefits provided to its retired employees. The cost of these post-retirement benefits for employees in the U.S. is accrued during the period up to the date employees are eligible to retire, but is funded by the Company as incurred. The key assumptions and sensitivity to changes in the assumed health care cost trend rate are discussed in Note 8 to the consolidated financial statements.
Income Taxes
The Company's tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.
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
Tax law requires items be included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for and amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax-planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior period tax filings in jurisdictions that allow for the carryback of tax attributes pursuant to the applicable tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

Fair Value Determinations
Investment Valuation—The Company holds investments in private companies as well as certain private equity funds. Certain investments, primarily investments in private equity funds, are accounted for using the equity method. Although not directly recorded in the Company’s consolidated balance sheets, the Company defined benefit pension plans hold investments of approximately $12.2 billion. The fair value of these investments determines, in part, the over-or under-funded status of those plans, which is included in the Company’s consolidated balance sheets. The Company periodically reviews the carrying value of its investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. The Company bases its review on the facts and circumstances as they relate to each investment. Fair value of investments in private equity funds is determined by the funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float. In those instances where quoted market prices are not available, particularly for equity holdings in private companies, or formal restrictions limit the sale of securities, significant management judgment is required to determine the appropriate value of the Company’s investments. The Company reviews with the fund manager the appropriateness of valuation results for significant private equity investments.
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
Based on its qualitative evaluation, the Company concluded that a two-step goodwill impairment test was not required in 2012.
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

As of December 31, 2012, there was $18 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.3 years. Also as of December 31, 2012, there was $135 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and deferred stock unit awards.
See Note 9 to the consolidated financial statements for additional information regarding accounting for share-based payments.
New Accounting Pronouncements
Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading "New Accounting Pronouncements" .

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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2012
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,301
Fiduciary cash and investments	$3,992
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 10 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $4 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 56% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year operating income by approximately $45 million.

Equity Price Risk
The Company holds investments in both public and private companies, and certain private equity funds that invest primarily in financial services companies. Non-publicly traded investments of $16 million are accounted for using the cost method and $131 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 15 to the consolidated financial statements included elsewhere in this report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2012	2011	2010
Revenue	$11,924	$11,526	$10,550
Expense:
Compensation and benefits	7,134	6,969	6,465
Other operating expenses	2,961	2,919	3,146
Operating expenses	10,095	9,888	9,611
Operating income	1,829	1,638	939
Interest income	24	28	20
Interest expense	(181)	(199)	(233)
Cost of extinguishment of debt	—	(72)	—
Investment income	24	9	43
Income before income taxes	1,696	1,404	769
Income tax expense	492	422	204
Income from continuing operations	1,204	982	565
Discontinued operations, net of tax	(3)	33	306
Net income before non-controlling interests	1,201	1,015	871
Less: Net income attributable to non-controlling interests	25	22	16
Net income attributable to the Company	$1,176	$993	$855
Basic net income per share – Continuing operations	$2.16	$1.76	$1.01
– Net income attributable to the Company	$2.16	$1.82	$1.56
Diluted net income per share – Continuing operations	$2.13	$1.73	$1.00
–Net income attributable to the Company	$2.13	$1.79	$1.55
Average number of shares outstanding – Basic	544	542	540
– Diluted	552	551	544
Shares outstanding at December 31,	545	539	541
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2012	2011	2010
Net income before non-controlling interests	$1,201	$1,015	$871
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	177	(100)	(34)
Unrealized investment loss	(1)	(9)	(17)
Loss related to pension/post-retirement plans	(447)	(1,114)	(146)
Other comprehensive loss, before tax	(271)	(1,223)	(197)
Income tax credit on other comprehensive loss	(152)	(335)	(68)
Other comprehensive loss, net of tax	(119)	(888)	(129)
Comprehensive income	1,082	127	742
Less: Comprehensive income attributable to non-controlling interests	25	22	16
Comprehensive income attributable to the Company	$1,057	$105	$726

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,301	$2,113
Receivables
Commissions and fees	2,858	2,676
Advanced premiums and claims	62	86
Other	244	249
	3,164	3,011
Less-allowance for doubtful accounts and cancellations	(106)	(105)
Net receivables	3,058	2,906
Current deferred tax assets	410	376
Other current assets	194	253
Total current assets	5,963	5,648
Goodwill and intangible assets	7,261	6,963
Fixed assets, net	809	804
Pension related assets	260	39
Deferred tax assets	1,223	1,205
Other assets	772	795
	$16,288	$15,454
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$260	$260
Accounts payable and accrued liabilities	1,721	2,016
Accrued compensation and employee benefits	1,473	1,400
Accrued income taxes	110	63
Total current liabilities	3,564	3,739
Fiduciary liabilities	3,992	4,082
Less – cash and investments held in a fiduciary capacity	(3,992)	(4,082)
	—	—
Long-term debt	2,658	2,668
Pension, postretirement and postemployment benefits	2,094	1,655
Liabilities for errors and omissions	460	468
Other liabilities	906	984
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2012 and December 31, 2011	561	561
Additional paid-in capital	1,107	1,156
Retained earnings	8,628	7,949
Accumulated other comprehensive loss	(3,307)	(3,188)
Non-controlling interests	64	57
	7,053	6,535
Less – treasury shares, at cost, 15,133,774 shares at December 31, 2012 and 21,463,226 shares at December 31, 2011	(447)	(595)
Total equity	6,606	5,940
	$16,288	$15,454
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2012	2011	2010
Operating cash flows:
Net income before non-controlling interests	$1,201	$1,015	$871
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	277	267	291
Amortization of intangible assets	72	65	66
Intangible asset impairment	8	—	—
Adjustments to acquisition related contingent consideration liability	(44)	—	—
Charge for early extinguishment of debt	—	72	—
Provision for deferred income taxes	96	178	16
Gain on investments	(24)	(8)	(40)
Loss (gain) on disposition of assets	23	35	(17)
Stock option expense	26	21	18
Changes in assets and liabilities:
Net receivables	(144)	143	(216)
Other current assets	(37)	(225)	51
Other assets	(177)	(94)	(216)
Accounts payable and accrued liabilities	(210)	108	(55)
Accrued compensation and employee benefits	72	107	(13)
Accrued income taxes	44	1	32
Other liabilities	174	32	(145)
Effect of exchange rate changes	(35)	(12)	79
Net cash provided by operations	1,322	1,705	722
Financing cash flows:
Purchase of treasury shares	(230)	(361)	(86)
Proceeds from issuance of debt	248	496	—
Repayments of debt	(259)	(11)	(559)
Payments for early extinguishment of debt	—	(672)	—
Purchase of non-controlling interests	—	(21)	(15)
Shares withheld for taxes on vested units – treasury shares	(97)	(93)	(59)
Issuance of common stock	248	162	41
Payments of contingent consideration for acquisitions	(30)	(16)	—
Distributions to non-controlling interests	(16)	(11)	—
Dividends paid	(497)	(480)	(452)
Net cash used for financing activities	(633)	(1,007)	(1,130)
Investing cash flows:
Capital expenditures	(320)	(280)	(271)
Net sales of long-term investments	20	62	91
Proceeds from sales of fixed assets	6	3	6
Dispositions	—	—	1,202
Acquisitions	(292)	(237)	(492)
Other, net	3	(5)	(1)
Net cash (used for) provided by investing activities	(583)	(457)	535
Effect of exchange rate changes on cash and cash equivalents	82	(22)	(10)
Increase in cash and cash equivalents	188	219	117
Cash and cash equivalents at beginning of period	2,113	1,894	1,777
Cash and cash equivalents at end of period	$2,301	$2,113	$1,894
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2012	2011	2010
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,156	$1,185	$1,211
Change in accrued stock compensation costs	(16)	(13)	6
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(34)	(14)	(17)
Purchase of subsidiary shares from non-controlling interests	1	(2)	—
Issuance of shares for acquisitions	—	—	(15)
Balance, end of period	$1,107	$1,156	$1,185
RETAINED EARNINGS
Balance, beginning of year	$7,949	$7,436	$7,033
Net income attributable to the Company	1,176	993	855
Dividend equivalents declared - (per share amounts: $0.90 in 2012, $0.86 in 2011, and $0.81 in 2010)	(8)	(14)	(15)
Dividends declared – (per share amounts: $0.90 in 2012, $0.86 in 2011, and $0.81 in 2010)	(489)	(466)	(437)
Balance, end of period	$8,628	$7,949	$7,436
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,188)	$(2,300)	$(2,171)
Comprehensive loss, net of tax	(119)	(888)	(129)
Balance, end of period	$(3,307)	$(3,188)	$(2,300)
TREASURY SHARES
Balance, beginning of year	$(595)	$(514)	$(806)
Issuance of shares under stock compensation plans and employee stock purchase plans	378	280	180
Issuance of shares for acquisitions	—	—	198
Purchase of treasury shares	(230)	(361)	(86)
Balance, end of period	$(447)	$(595)	$(514)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$57	$47	$35
Net income attributable to non-controlling interests	25	22	16
Distributions	(16)	(5)	—
Other changes	(2)	(7)	(4)
Balance, end of period	$64	$57	$47
TOTAL EQUITY	$6,606	$5,940	$6,415
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Nature of Operations:  Marsh & McLennan Companies, Inc. the ("Company”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
The Risk and Insurance Services segment provides risk management and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter.
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of talent, health, retirement and investments. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 4 to the consolidated financial statements.
On August 3, 2010, the Company completed the sale of Kroll, the Company’s former Risk Consulting & Technology segment, to Altegrity, Inc. (“Altegrity”) for cash consideration of $1.13 billion. In the first quarter of 2010, Kroll completed the sale of Kroll Laboratory Specialists (“KLS”). The gain on the sale of Kroll and related tax benefits and the after-tax loss on the sale of KLS, along with Kroll’s, and KLS’s 2010 results of operations are included in discontinued operations in 2010.

With the sale of Kroll in August 2010, along with other dispositions between 2008 and 2010, the Company has divested its entire Risk Consulting and Technology Segment. The Company has “continuing involvement” in certain Corporate Advisory and Restructuring businesses (“CARG”) that were disposed of in 2008. The runoff of the CARG businesses is being managed by the Company's corporate departments and financial results of these entities are included in “Corporate” for segment reporting purposes.
Principles of Consolidation:  The accompanying consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, the Company generally collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $39 million, $47 million and $45 million in 2012, 2011 and 2010, respectively. The Consulting segment recorded fiduciary interest income of $4 million in each of 2012 , 2011 and 2010. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $9.1 billion and $9 billion at December 31, 2012 and 2011, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered and interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in the Company's reinsurance broking operations), as of the effective date or billing date, whichever is later. A reserve for policy cancellation is provided based on historic and current data on cancellations. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.
As part of the sale of MMC Capital in 2005, the Company retained the right to receive certain performance fees related to the Trident II and Trident III private equity partnerships. The Company recognizes performance fee income when such fees are no longer subject to forfeiture, which may take a number of years to resolve. The Company has deferred the recognition of income related to such performance fees of $78 million and $74 million at December 31, 2012 and 2011, respectively. This income is based on the investment performance over the life of each private equity fund, and future declines in fund performance from current levels may result in the forfeiture of such revenue. In the first quarter of 2013, Trident II sold substantially all of the remaining assets of the fund and the fund will wind down. As a result, approximately $15 million of the deferred performance fees will be recognized as part of investment income.
Consulting revenue includes fees paid by clients for advice and services and commissions from insurance companies for the placement of individual and group contracts. Fee revenue for engagements where remuneration is based on time plus out-of-pocket expenses is recognized based on the amount of time consulting professionals expend on the engagement. For fixed fee engagements, revenue is recognized using a proportional performance model. Revenue from insurance commissions not subject to a fee arrangement is recorded over the effective period of the applicable policies. Revenues for asset based fees are recognized on an accrual basis by applying the daily/monthly rate as contractually agreed with the client to the applicable net asset value. On a limited number of engagements, performance fees may also be earned for achieving certain pre-determined performance criteria. Such fees are recognized when the performance criteria have been achieved and agreed to by the client. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue.
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $250 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
Fixed Assets:  Fixed assets are stated at cost less accumulated depreciation and amortization. Expenditures for improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to operations as incurred.
Depreciation of buildings, building improvements, furniture, and equipment is provided on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment is depreciated over periods ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the periods covered by the applicable leases or the estimated useful life of the improvement, whichever is less. Buildings are depreciated over periods ranging from thirty to forty years. The Company periodically reviews long-lived assets for impairment whenever events or changes indicate that the carrying value of assets may not be recoverable.

The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2012	2011
Furniture and equipment	$1,168	$1,101
Land and buildings	412	405
Leasehold and building improvements	811	767
	2,391	2,273
Less-accumulated depreciation and amortization	(1,582)	(1,469)
	$809	$804
Investment Securities:  The Company holds investments primarily in private companies and certain private equity funds.
Certain investments, primarily investments in private equity funds, are accounted for under the equity method using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where securities within the fund are carried at fair value. The Company records its proportionate share of the change in fair value of the funds in earnings which amounted to gains of $33 million, $10 million and $32 million in 2012, 2011 and 2010, respectively. Securities recorded using the equity method are included in other assets in the consolidated balance sheets.
The Company has an investment in Trident II limited partnership, a private equity investment fund. At December 31, 2012, the Company’s investment in Trident II was approximately $78 million, reflected in other assets in the consolidated balance sheet. In the first quarter of 2013, Trident II sold substantially all remaining assets and the fund will wind down. The Company expects to receive approximately $100 million in cash proceeds related to this sale in 2013.
Gains or losses recognized in earnings from the investment securities, including the performance fees discussed above, are included in investment income in the consolidated statements of income. Costs related to management of the Company’s investments, including incentive compensation partially derived from investment income and (loss), are recorded in operating expenses.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company assesses qualitative factors to determine if a step 1 assessment is necessary. Other intangible assets, which primarily consist of customer lists, that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2012 or 2011.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from three to ten years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $278 million and $244 million, net of accumulated amortization of $691 million and $619 million at December 31, 2012 and 2011, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). GAAP requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgement is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analyses to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under the Company’s various insurance programs.
The legal and other contingent liabilities described above are not discounted.
Income Taxes:  The Company's effective tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions and the ability to realize deferred tax assets.
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
Tax law requires items be included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the income tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.
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

Basic EPS Calculation - Continuing Operations
(In millions, except per share figures)	2012	2011	2010
Net income from continuing operations	$1,204	$982	$565
Less: Net income attributable to non-controlling interests	25	22	16
Net income from continuing operations attributable to the Company	1,179	960	549
Less: Portion attributable to participating securities	2	6	6
Net income attributable to common shares for basic earnings per share	$1,177	$954	$543
Basic weighted average common shares outstanding	544	542	540

Basic EPS Calculation - Net Income
(In millions, except per share figures)	2012	2011	2010
Net income attributable to the Company	$1,176	$993	$855
Less: Portion attributable to participating securities	2	6	11
Net income attributable to common shares for basic earnings per share	$1,174	$987	$844
Basic weighted average common shares outstanding	544	542	540

Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2012	2011	2010
Net income from continuing operations	$1,204	$982	$565
Less: Net income attributable to non-controlling interests	25	22	16
Net income from continuing operations attributable to the Company	1,179	960	549
Less: Portion attributable to participating securities	2	6	6
Net income attributable to common shares for diluted earnings per share	$1,177	$954	$543
Basic weighted average common shares outstanding	544	542	540
Dilutive effect of potentially issuable common shares	8	9	4
Diluted weighted average common shares outstanding	552	551	544
Average stock price used to calculate common stock equivalents	$33.10	$29.40	$23.76

Diluted EPS Calculation - Net Income
(In millions, except per share figures)	2012	2011	2010
Net income attributable to the Company	$1,176	$993	$855
Less: Portion attributable to participating securities	2	6	11
Net income attributable to common shares for diluted earnings per share	$1,174	$987	$844
Basic weighted average common shares outstanding	544	542	540
Dilutive effect of potentially issuable common shares	8	9	4
Diluted weighted average common shares outstanding	552	551	544
Average stock price used to calculate common stock equivalents	$33.10	$29.40	$23.76
There were 32.0 million, 38.9 million and 43.4 million stock options outstanding as of December 31, 2012, 2011 and 2010, respectively.

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
On February 5, 2013, the FASB issued new accounting guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The Company is required to implement this new guidance for the reporting period ended March 31, 2013. Other than enhanced disclosure, the adoption of this new guidance is not expected to have a material effect on the Company's financial statements.
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
In January 2011, the Company adopted guidance issued by the FASB on revenue recognition regarding multiple-deliverable revenue arrangements. Other than enhanced disclosure, the adoption of this new guidance did not have a material effect on the Company's financial statements.
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
Reclassifications: Certain reclassifications have been made to prior period amounts to conform with current year presentation, in particular with regard to combining income taxes receivable with other receivables on the consolidated balance sheets.

2.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2012	2011	2010
Assets acquired, excluding cash	$380	$214	$867
Released from escrow in 2012	(62)	—	—
Liabilities assumed	(42)	(21)	(176)
Shares issued (7.6 million shares in 2010)	—	—	(183)
Contingent/deferred purchase consideration	(46)	(33)	(81)
Net cash outflow for current year acquisitions	230	160	427
Purchase of other intangibles	3	4	3
Deferred purchase consideration from prior years' acquisitions	59	11	62
Subtotal	$292	$175	$492
Cash paid into escrow for future acquisition	—	62	—
Net cash outflow for acquisitions	$292	$237	$492

(In millions of dollars)	2012	2011	2010
Interest paid	$183	$188	$232
Income taxes paid, net of refunds	$350	$37	$39

The Company had non-cash issuances of common stock under its share-based payment plan of $193 million, $197 million and $182 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recorded stock-based compensation expense related to equity awards of

$152 million, $165 million and $174 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations in each cash flow category. The cash flow impact of discontinued operations from the operating, financing and investing cash flow categories is as follows:

For the Year Ended December 31,
(In millions of dollars)	2012	2011	2010
Net cash provided by (used for) operations	$—	$11	$(6)
Net cash used for investing activities	$—	$—	$(14)
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$(2)

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

An analysis of the allowance for doubtful accounts is as follows:

For the Year Ended December 31,
(In millions of dollars)	2012	2011	2010
Balance at beginning of year	$105	$114	$107
Provision charged to operations	11	11	20
Accounts written-off, net of recoveries	(12)	(21)	(26)
Effect of exchange rate changes and other	2	1	13
Balance at end of year	$106	$105	$114

3.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 are as follows:

For the year ended December 31,	2012
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$177	$(5)	$182
Unrealized investment gains (losses)	(1)	1	(2)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(31)	(12)	(19)
Net actuarial losses	270	90	180
Subtotal	239	78	161
Net loss arising during period	(648)	(217)	(431)
Foreign currency translation adjustments	(113)	(26)	(87)
Other adjustments	75	17	58
Pension/post-retirement plans losses	(447)	(148)	(299)
Other comprehensive loss	$(271)	$(152)	$(119)

For the year ended December 31,	2011
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(100)	$4	$(104)
Unrealized investment losses	(9)	(4)	(5)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(32)	(13)	(19)
Net actuarial losses	213	68	145
Subtotal	181	55	126
Net loss arising during period	(1,289)	(388)	(901)
Foreign currency translation adjustments	(14)	(3)	(11)
Other adjustments	8	1	7
Pension/post-retirement plans losses	(1,114)	(335)	(779)
Other comprehensive loss	$(1,223)	$(335)	$(888)

For the year ended December 31,	2010
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(34)	$(7)	$(27)
Unrealized investment losses	(17)	(5)	(12)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(34)	(13)	(21)
Net actuarial losses	144	48	96
Subtotal	110	35	75
Net loss arising during period	(346)	(111)	(235)
Foreign currency translation adjustments	89	18	71
Other adjustments	1	2	(1)
Pension/post-retirement plans losses	(146)	(56)	(90)
Other comprehensive loss	$(197)	$(68)	$(129)

The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2012	December 31, 2011
Foreign currency translation adjustments (net of deferred tax liability of $9 and $14 in 2012 and 2011, respectively)	$140	$(42)
Net unrealized investment gains (net of deferred tax liability of $2 and $1 in 2012 and 2011, respectively)	4	6
Net charges related to pension / post-retirement plans (net of deferred tax asset of $1,657 and $1,508 in 2012 and 2011, respectively)	(3,451)	(3,152)
	$(3,307)	$(3,188)

4.     Acquisitions
The Company’s acquisitions have been accounted for as purchases. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective effective purchase dates. In connection with acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer lists, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Any change in assumptions could affect the carrying value of such intangible assets.

During 2012, Marsh completed the following twelve acquisitions:

•
January - Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and related ancillary operations and insurance broking operations in Botswana and Namibia to expand Marsh's presence in Africa. Marsh subsequently closed the acquisitions of the Alexander Forbes operations in Uganda, Malawi and Zambia.

•
March - Marsh & McLennan Agency business ("MMA") acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Marsh acquired Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies.

•
June - MMA acquired Progressive Benefits Solutions, an employee benefits agency based in North Carolina, and Security Insurance Services, Inc., a Wisconsin-based insurance agency which offers property/casualty and employee benefits products and services to individuals and businesses.

•	August - MMA acquired Rosenfeld-Einstein, a South Carolina-based employee benefits service provider, and Eidson Insurance, a property/casualty and employee benefits services firm located in Florida.

•
October - MMA acquired Howalt+McDowell, a South Dakota-based agency which offers property casualty, surety, personal protection and employee benefits insurance to individuals and businesses, and The Protector Group Insurance Agency, a Massachusetts-based agency which provides property casualty, employee benefits services, personal insurance and individual financial services.

•	November - MMA acquired Brower Insurance, an Ohio-based company providing employee benefits, property/casualty and consulting services.

•
December - MMA acquired McGraw Wentworth, a Michigan-based company providing consulting services to mid-sized organizations, and Liscomb Hood Mason, a Minnesota-based company providing property/casualty and employee benefits products and services.

The MMA acquisitions were made to expand Marsh's presence in the U.S. middle-market business.
During 2012, Mercer completed the following three acquisitions:

•
February - Mercer acquired the remaining 49% of Yokogawa-ORC, a global mobility firm based in Japan, which was previously accounted for under the equity method, and Pensjon & Finans, a leading Norway-based financial investment and pension consulting firm.

•	March - Mercer acquired REPCA, a France-based broking and advisory firm for employer health and benefits plans.
Total purchase consideration for acquisitions made during 2012 was $360 million, which consisted of cash paid of $252 million, deferred purchase and estimated contingent consideration of $46 million, and cash held in escrow of $62 million at December 31, 2011 that was released in the first quarter of 2012. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2012, the Company also paid $59 million of deferred purchase consideration and $30 million of contingent consideration related to acquisitions made in prior years. In addition, the Company paid $3 million to purchase other intangible assets during 2012.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

(In millions)	2012
Cash (includes $62 million held in escrow at December 31, 2011)	$314
Estimated fair value of deferred/contingent consideration	46
Total Consideration	$360
Allocation of purchase price:
Cash and cash equivalents	$22
Accounts receivable, net	8
Other current assets	—
Property, plant, and equipment	5
Intangible assets (primarily customer lists amortized over 10 years)	147
Goodwill	226
Other assets	5
Total assets acquired	413
Current liabilities	13
Other liabilities	40
Total liabilities assumed	53
Net assets acquired	$360

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
Pro-Forma Information
While the Company does not believe its acquisitions are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2012 and 2011. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2011 and reflects acquisitions made in 2011 as if they occured on January 1, 2010. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2012	2011	2010
Revenue	$12,013	$11,778	$10,839
Income from continuing operations	$1,214	$990	$580
Net income attributable to the Company	$1,187	$1,001	$870
Basic net income per share:
– Continuing operations	$2.18	$1.78	$1.03
– Net income attributable to the Company	$2.18	$1.84	$1.59
Diluted net income per share:
– Continuing operations	$2.15	$1.75	$1.02
– Net income attributable to the Company	$2.14	$1.81	$1.57

The consolidated statements of income for 2012 include approximately $113 million of revenue and $21 million of net operating income, respectively, related to acquisitions made during 2012.

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

Marsh's BPO business, previously part of the Marsh U.S. Consumer business, provided policy, claims, call center and accounting operations on an outsourced basis to life insurance carriers. Marsh invested in a technology platform that was designed to make the Marsh BPO business scalable and more efficient.

During 2011, Marsh decided that it would cease investing in the technology platform and instead exit the business via a sale. In the fourth quarter of 2011, management initiated a plan to sell the Marsh BPO business, which was completed in August 2012. The Company wrote off capitalized software of $17 million, net of tax, which is included in discontinued operations in 2011.
In the first quarter of 2010, Kroll completed the sale of KLS and on August 3, 2010, the Company completed the sale of Kroll to Altegrity.
Kroll’s results of operations are reported as discontinued operations in the Company’s consolidated statement of income for the portion of 2010 prior to Kroll's disposal. The year ended 2010 also includes the gain on the sale of Kroll and related tax benefits and the loss on the sale of KLS, which includes the tax provision of $36 million on the sale.
The Company’s tax basis in its investment in the stock of Kroll at the time of sale exceeded the recorded amount primarily as a result of prior impairments of goodwill recognized for financial reporting, but not tax. A $265 million deferred tax benefit was recorded in discontinued operations in 2010 as a result of the sale of Kroll.
Summarized Statements of Income data for discontinued operations is as follows:

For the Year Ended December 31,
(In millions of dollars)	2012	2011	2010
Kroll Operations
Revenue	$—	$—	$381
Operating expenses	—	—	345
Operating income	—	—	36
Income tax expense	—	—	16
Income from Kroll operations, net of tax	—	—	20
Other discontinued operations, net of tax	—	(17)	(7)
Income (loss) from discontinued operations, net of tax	—	(17)	13
Disposals of discontinued operations (a)	(2)	25	58
Income tax (credit) expense (b)	1	(25)	(235)
Disposals of discontinued operations, net of tax	(3)	50	293
Discontinued operations, net of tax	$(3)	$33	$306
Discontinued operations, net of tax per share
– Basic	$—	$0.06	$0.55
– Diluted	$—	$0.06	$0.55

(a)	Includes gain on sale of Kroll and the gain on the sale of KLS in 2010.

(b)
Includes the provision/(credit) for income taxes relating to the recognition of tax benefits recorded in connection with the sale of Kroll as well as a tax provision of $36 million on the sale of KLS in 2010.

6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considered the numerous factors, which included that the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair values of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year over year change in the Company's share price. The Company completed its evaluation in the third quarter of 2012 and concluded that a two-step goodwill impairment test was not required in 2012 and that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2012	2011
Balance as of January 1, as reported	$6,562	$6,420
Goodwill acquired	226	124
Other adjustments(a)	4	18
Balance at December 31,	$6,792	$6,562

(a)	Reflects increases due to the impact of foreign exchange in both years. 2012 also reflects a reduction due to purchase accounting adjustments.
The goodwill acquired of $226 million in 2012 (approximately $110 million of which is deductible for tax purposes) comprised of $196 million related to the Risk and Insurance Services segment and $30 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $4.7 billion and Consulting, $2.1 billion.
Amortized intangible assets consist primarily of the cost of client lists and trade names acquired. The gross cost and accumulated amortization at December 31, 2012 and 2011 is as follows:

(In millions of dollars)	2012			2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$814	$345	$469	$666	$265	$401
The Company recorded an intangible asset impairment charge of $8 million in the third quarter of 2012 in the Risk & Insurance Services segment.

Aggregate amortization expense for the years ended December 31, 2012, 2011 and 2010 was $72 million, $65 million and $50 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2013	$67
2014	64
2015	61
2016	50
2017	45
Subsequent years	182
$469

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2012	2011	2010
Income before income taxes:
U.S.	$398	$121	$(296)
Other	1,298	1,283	1,065
	$1,696	$1,404	$769

The expense (benefit) for income taxes is comprised of:
Income taxes:
Current–
U.S. Federal	$42	$7	$(90)
Other national governments	336	289	249
U.S. state and local	24	24	21
	402	320	180
Deferred–
U.S. Federal	(18)	5	(28)
Other national governments	89	90	50
U.S. state and local	19	7	2
	90	102	24
Total income taxes	$492	$422	$204

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2012	2011
Deferred tax assets:
Accrued expenses not currently deductible	$589	$559
Differences related to non-U.S. operations (a)	159	188
Accrued retirement & postretirement benefits—non-U.S. operations	107	164
Accrued retirement benefits U.S.	604	507
Net operating losses (b)	104	129
Income currently recognized for tax	75	62
Foreign tax credit carryforwards	224	169
Other	77	114
	$1,939	$1,892

Deferred tax liabilities:
Unrealized investment holding gains	$2	$3
Differences related to non-U.S. operations	107	99
Depreciation and amortization	245	233
Other	4	9
	$358	$344

(a)	Net of valuation allowances of $7 million in 2012 and $3 million in 2011.

(b)	Net of valuation allowances of $65 million in 2012 and $46 million in 2011.

December 31,
(In millions of dollars)	2012	2011
Balance sheet classifications:
Current assets	$410	$376
Other assets	$1,223	$1,205
Current liabilities	$(18)	$(12)
Other liabilities	$(34)	$(21)
U.S. Federal income taxes are not provided on temporary differences with respect to investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2012 amounted to approximately $4.3 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below.

For the Years Ended December 31,	2012	2011	2010
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	1.9	1.6	1.9
Differences related to non-U.S. operations	(6.1)	(6.5)	(9.5)
Other	(1.8)	—	(0.9)
Effective tax rate	29.0%	30.1%	26.5%

The Company’s consolidated tax rate was 29.0%, 30.1% and 26.5% in 2012, 2011 and 2010, respectively. The tax rate in each year reflects foreign operations, which are taxed at rates lower than the U.S. statutory tax rate.

Valuation allowances had net increases of $23 million and decreases of $1 million in 2012 and 2011, respectively. During the respective years, adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $16 million in 2012 and decreased income tax expense by $7 million in 2011. None of the cumulative valuation allowances relate to amounts which if realized would increase contributed capital in the future. Approximately 73% of the Company’s net operating loss carryforwards expire from 2013 through 2032, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2012 comprised state and local, and non-U.S. tax benefits of $78 million and $90 million, respectively, before reduction for valuation allowances. Foreign tax credit carryforwards expire from 2018 through 2022.

The realization of deferred tax assets depends on generating future taxable income in the applicable jurisdiction during the periods in which the tax benefits are deductible or creditable. The Company, including Marsh have been profitable globally. However, tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings.

In the United States, certain groups within the Company, which file on a combined basis, were profitable in 2011 and 2012, but incurred a loss in 2010 as a result of the cost resulting from the resolution of the ARMB matter. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company's domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carryforwards in the Company's consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2012, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the profitability of the Company's U.S. operations in 2011 and 2012 and the cumulative period from 2010 through 2012, (ii) the nature, frequency, and severity of financial reporting losses incurred prior to

2011, (iii) profit trends evidenced by continued improvements in the Company's and Marsh's operating performance, (iv) the non-recurring nature of some of the items that contributed to the losses before 2011, (v) the carryforward periods for the net operating losses ("NOLs") and foreign tax credit carryforwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that it is more likely than not that a substantial portion of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to approximately $270 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future annual earnings from the Company’s profitable global operations, consistent with the Company's historical practice. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2012, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

(In millions of dollars)	2012	2011	2010
Balance at January 1,	$143	$199	$206
Additions, based on tax positions related to current year	26	7	7
Additions for tax positions of prior years	35	39	10
Reductions for tax positions of prior years	(41)	(91)	(6)
Reductions due to reclassification of tax indemnifications on sale of Kroll	—	—	(3)
Settlements	(6)	(6)	(4)
Lapses in statutes of limitation	(40)	(5)	(11)
Balance at December 31,	$117	$143	$199
Of the total unrecognized tax benefits at December 31, 2012, 2011 and 2010, $96 million, $102 million and $123 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2012 , 2011 and 2010, before any applicable federal benefit, was $13 million, $17 million and $35 million, respectively.

As discussed in Note 5, the Company has provided certain indemnities related to contingent tax liabilities as part of the disposals of Putnam and Kroll. At December 31, 2012, 2011 and 2010, $6 million, $14 million and $75 million, respectively, included in the table above, relates to Putnam and Kroll positions included in consolidated Company tax returns. Since the Company remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of the Company’s consolidated liability for uncertain tax positions. Any future charges or credits that are directly related to the disposal of Putnam and Kroll and the indemnified contingent tax issues, including interest accrued, will be recorded in discontinued operations as incurred. The balance of gross unrecognized tax benefits at January 1, 2010 in the chart above includes balances related to stand alone tax filings of Kroll that were reclassified and are included as part of the fair value liability for contingent tax indemnities following the sale transaction.

The Company is routinely examined by the jurisdictions in which it has significant operations. The Internal Revenue Service (IRS) is currently examining 2009 and 2010.   During 2011, the Company was accepted to participate in the IRS Compliance Assurance Process (CAP) which is structured to conduct real-time compliance reviews.  The IRS is currently examining 2011 and performing a pre-filing review of the Company's 2012 U.S. operations. New York State has examinations underway for various entities covering the years 2007 through 2010. At the end of 2012, Massachusetts issued Notices of Assessment for 2007 for various entities and the Company is currently appealing those assessments. During 2012, the United Kingdom completed its examination of tax year 2010 for various subsidiaries. There are no ongoing tax audits in the jurisdictions outside the U.S. in which the company has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $25 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Weighted average assumptions:
Discount rate (for expense)	4.91%	5.59%	5.05%	5.81%
Expected return on plan assets	8.03%	8.19%	—	—
Rate of compensation increase (for expense)	3.09%	4.08%	—	—
Discount rate (for benefit obligation)	4.38%	4.91%	4.32%	5.05%
Rate of compensation increase (for benefit obligation)	2.43%	3.09%	—	—
The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by the Mercer actuaries to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. The Company generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. Historical long-term average asset returns of each plan are also reviewed to determine whether they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are recorded.

The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. At the end of 2012, the actual allocation for the U.S. Plan was 58% equities and equity alternatives and 42% fixed income. The target asset allocation for the U.K. Plan, which comprises approximately 82% of non-U.S. Plan assets, is 53% equities and equity alternatives and 47% fixed income. At the end of 2012, the actual allocation for the U.K. Plan was 52% equities and equity alternatives and 48% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
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
The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2012	2011	2010	2012	2011	2010
Service cost	$240	$226	$197	$5	$5	$4
Interest cost	596	609	578	13	13	14
Expected return on plan assets	(905)	(887)	(815)	—	—	—
Amortization of prior service credit	(19)	(19)	(21)	(14)	(13)	(13)
Recognized actuarial loss (credit)	270	215	144	—	(4)	—
Net periodic benefit cost	$182	$144	$83	$4	$1	$5
Plan Assets
For the U.S. plan, investment allocation decisions are made by a fiduciary committee composed of senior executives appointed by the Company’s Chief Executive Officer. For the non-U.S. plans, investment allocation decisions are made by local fiduciaries, in consultation with the Company for the larger plans. Plan assets are invested in a manner consistent with the fiduciary standards set forth in all relevant laws relating to pensions and trusts in each country. Primary investment objectives are (1) to achieve an investment return that, in combination with current and future contributions, will provide sufficient funds to pay benefits, and (2) to minimize the risk of large losses. The investment allocations are designed to meet these objectives by broadly diversifying plan assets among numerous asset classes with differing expected returns, volatilities, and correlations.
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. qualified plan, the category ranges are 53-63% for equities and equity alternatives, and 37-47% for fixed income. For the U.K. Plan, the category ranges are 50-56% for equities and equity alternatives, and 44-50% for fixed income. Asset allocation ranges are evaluated generally every three years. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate.
Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.

Unrecognized Actuarial Gains/Losses
In accordance with applicable accounting guidance, the funded status of the Company's pension plans is recorded in the consolidated balance sheets and provides for a delayed recognition of actuarial gains or losses arising from changes in the projected benefit obligation due to changes in the assumed discount rates, differences between the actual and expected value of plan assets and other assumption changes. The unrecognized pension plan actuarial gains or losses and prior service costs not yet recognized in net periodic pension cost are recognized in AOCI, net of tax. These gains and losses are amortized prospectively out of AOCI over a period that approximates the average remaining service period of active employees, or for plans in which substantially all the participants are inactive, over the remaining life expectancy of the inactive employees.
U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$4,533	$4,041	$162	$180
Service cost	93	83	3	3
Interest cost	230	231	8	8
Actuarial (gain) loss	522	352	13	(20)
Medicare Part D subsidy	—	—	3	4
Benefits paid	(181)	(174)	(13)	(13)
Benefit obligation, December 31	$5,197	$4,533	$176	$162
Change in plan assets:
Fair value of plan assets at beginning of year	$3,493	$3,444	$—	$—
Actual return on plan assets	500	199	—	—
Employer contributions	124	24	10	9
Medicare Part D subsidy	—	—	3	4
Benefits paid	(181)	(174)	(13)	(13)
Fair value of plan assets, December 31	$3,936	$3,493	$—	$—
Net funded status, December 31	$(1,261)	$(1,040)	$(176)	$(162)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(25)	$(124)	$(9)	$(9)
Noncurrent liabilities	(1,236)	(916)	(167)	(153)
Net liability recognized, December 31	$(1,261)	$(1,040)	$(176)	$(162)
Amounts recognized in other comprehensive income (loss):
Prior service credit	$23	$39	$—	$13
Net actuarial (loss) gain	(1,887)	(1,695)	(2)	12
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,864)	$(1,656)	$(2)	$25
Cumulative employer contributions in excess (deficient) of net periodic cost	603	616	(174)	(187)
Net amount recognized in consolidated balance sheet	$(1,261)	$(1,040)	$(176)	$(162)
Accumulated benefit obligation at December 31	$5,114	$4,467	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2012	2011
Reconciliation of prior service credit (charge) recognized in accumulated other comprehensive income (loss):
Beginning balance	$39	$55	$13	$26
Recognized as component of net periodic benefit credit	(16)	(16)	(13)	(13)
Prior service credit, December 31	$23	$39	$—	$13

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2012	2011
Reconciliation of net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,695)	$(1,327)	$12	$(4)
Recognized as component of net periodic benefit cost	152	100	(1)	(4)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(522)	(352)	(13)	20
Asset experience	178	(116)	—	—
Total gain (loss) recognized as change in plan assets and benefit obligations	(344)	(468)	(13)	20
Net actuarial gain (loss), December 31	$(1,887)	$(1,695)	$(2)	$12

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2010	2012	2011	2010
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$346	$467	$148	$24	$(9)	$26
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2013	2013
Prior service cost	$(16)	$—
Net actuarial loss	202	—
Projected cost	$186	$—

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2012	2011	2012	2011
Weighted average assumptions:
Discount rate (for expense)	5.15%	5.90%	5.10%	5.95%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	2.00%	3.90%	—	—
Discount rate (for benefit obligation)	4.45%	5.15%	4.25%	5.10%
Rate of compensation increase (for benefit obligation)	2.00%	2.00%	—	—
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $5.2 billion, $5.1 billion and $3.9 billion, respectively, as of December 31, 2012 and $4.5 billion, $4.5 billion and $3.5 billion, respectively, as of December 31, 2011.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $5.2 billion and $3.9 billion, respectively, as of December 31, 2012 and $4.5 billion and $3.5 billion, respectively, as of December 31, 2011.
As of December 31, 2012, the U.S. qualified plan holds eight million shares of the Company’s common stock which were contributed to the Plan by the Company in 2005. This represents approximately 7% of that plan’s assets as of December 31, 2012. In addition, plan assets may be invested in funds managed by Mercer Investments.
The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Postretirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2012	2011	2010	2012	2011	2010
Service cost	$93	$83	$76	$3	$3	$3
Interest cost	230	231	227	8	8	10
Expected return on plan assets	(322)	(315)	(295)	—	—	—
Amortization of prior service credit	(16)	(16)	(18)	(13)	(13)	(13)
Recognized actuarial loss (credit)	152	100	71	(1)	(4)	—
Net periodic benefit cost (credit)	$137	$83	$61	$(3)	$(6)	$—
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost shown above for 2012, 2011 and 2010, respectively, includes the subsidy.
The assumed health care cost trend rate for Medicare eligibles is approximately 7.86% in 2012, gradually declining to 4.5% in 2028, and the rate for non-Medicare eligibles is 7.73% in 2012, gradually declining to 4.50% in 2028. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$1	$(5)
Estimated Future Contributions
The Company expects to fund approximately $25 million for its U.S. non-qualified plan in 2013. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. There currently is no ERISA funding requirement for the U.S. qualified plan for 2013.
Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$7,717	$6,802	$91	$83
Service cost	147	143	2	2
Interest cost	366	378	5	5
Employee contributions	11	14	—	—
Actuarial loss	419	575	10	5
Plan amendments	(71)	(3)	—	—
Effect of settlement	(11)	(7)	—	—
Effect of curtailment	(3)	(1)	(1)	—
Benefits paid	(278)	(266)	(4)	(4)
Foreign currency changes	280	66	4	—
Other	2	16	—	—
Benefit obligation at, December 31	$8,579	$7,717	$107	$91
Change in plan assets:
Fair value of plan assets at beginning of year	$7,206	$6,741	$—	$—
Actual return on plan assets	721	311	—	—
Effect of settlement	(11)	(6)	—	—
Company contributions	389	320	4	4
Employee contributions	11	14	—	—
Benefits paid	(278)	(266)	(4)	(4)
Foreign currency changes	273	82	—	—
Other	1	10	—	—
Fair value of plan assets, December 31	$8,312	$7,206	$—	$—
Net funded status, December 31	$(267)	$(511)	$(107)	$(91)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$258	$39	$—	$—
Current liabilities	(6)	(106)	(4)	(4)
Non-current liabilities	(519)	(444)	(103)	(87)
Net liability recognized, December 31	$(267)	$(511)	$(107)	$(91)
Amounts recognized in other comprehensive income (loss):
Prior service credit	$93	$23	$—	$1
Net actuarial (loss) gain	(3,309)	(3,038)	(27)	(19)
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,216)	$(3,015)	$(27)	$(18)
Cumulative employer contributions in excess (deficient) of net periodic cost	2,949	2,504	(80)	(73)
Net amount recognized in consolidated balance sheet, December 31	$(267)	$(511)	$(107)	$(91)
Accumulated benefit obligation, December 31	$8,229	$7,246	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2012	2011
Reconciliation of prior service credit (cost):
Beginning balance	$23	$23	$1	$1
Recognized as component of net periodic benefit credit	(3)	3	(1)	—
Effect of curtailment	(1)	—	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	71	(3)	—	—
Exchange rate adjustments	3	—	—	—
Prior service credit, December 31	$93	$23	$—	$1

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2012	2011
Reconciliation of net actuarial gain (loss):
Beginning balance	$(3,038)	$(2,305)	$(19)	$(14)
Recognized as component of net periodic benefit cost	118	115	1	—
Effect of settlement	1	—	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(419)	(575)	(10)	(5)
Asset experience	138	(261)	—	—
Effect of curtailment	3	(1)	1	—
Total amount recognized as change in plan assets and benefit obligations	(278)	(837)	(9)	(5)
Exchange rate adjustments	(112)	(11)	—	—
Net actuarial gain (loss), December 31	$(3,309)	$(3,038)	$(27)	$(19)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2010	2012	2011	2010
Total recognized in net periodic benefit cost and other comprehensive loss	$246	$792	$66	$16	$12	$15
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2013	2013
Prior service cost	$(6)	$—
Net actuarial loss	112	2
Projected cost	$106	$2

The weighted average actuarial assumptions utilized for the non-U.S. defined and postretirement benefit plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2012	2011	2012	2011
Weighted average assumptions:
Discount rate (for expense)	4.77%	5.41%	4.95%	5.51%
Expected return on plan assets	7.68%	7.91%	—	—
Rate of compensation increase (for expense)	3.73%	4.19%	—	—
Discount rate (for benefit obligation)	4.33%	4.77%	4.45%	4.95%
Rate of compensation increase (for benefit obligation)	2.69%	3.73%	—	—
The non-U.S. defined benefit plans do not have any direct ownership of the Company’s common stock.
The pension plan in the United Kingdom holds a limited partnership interest in the Trident III private equity fund valued at approximately $200 million at December 31, 2012.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.7 billion, $1.6 billion and $1.2 billion, respectively, as of December 31, 2012 and $1.4 billion, $1.3 billion and $1 billion, respectively, as of December 31, 2011.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.7 billion and $1.2 billion, respectively, as of December 31, 2012 and $7.6 billion and $7.0 billion, respectively, as of December 31, 2011.
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2012	2011	2010	2012	2011	2010
Service cost	$147	$143	$121	$2	$2	$1
Interest cost	366	378	351	5	5	4
Expected return on plan assets	(583)	(572)	(520)	—	—	—
Amortization of prior service cost	(3)	(3)	(3)	(1)	—	—
Recognized actuarial loss	118	115	73	1	—	—
Net periodic benefit cost	45	61	22	7	7	5
Settlement loss	1	—	5	—	—	—
Curtailment credit	(1)	—	—	—	—	—
Special termination benefits	—	—	1	—	—	—
Total cost	$45	$61	$28	$7	$7	$5
The assumed health care cost trend rate was approximately 5.47% in 2012, gradually declining to 4.48% in 2031. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$12	$(10)

Estimated Future Contributions
The Company expects to fund approximately $623 million to its non-U.S. pension plans in 2013. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
Estimated Future Benefit Payments
The Plan’s estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) at December 31, 2012 are as follows:

December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2013	$210	$275	$11	$4
2014	$221	$276	$11	$4
2015	$231	$287	$11	$4
2016	$242	$310	$11	$4
2017	$251	$321	$11	$5
2018-2022	$1,394	$1,910	$59	$27
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
The U.S. and non-U.S. plan investments are classified into Level 1, which refers to investments valued using quoted prices from active markets for identical assets; Level 2, which refers to investments not traded on an active market but for which observable market inputs are readily available; and Level 3, which refers to investments valued based on significant unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans investments measured at fair value on a recurring basis at December 31, 2012 and 2011.

	Fair Value Measurements at December 31, 2012
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$16	$5,376	$—	$5,392
Corporate obligations	—	2,236	1	2,237
Corporate stocks	2,005	4	9	2,018
Private equity/Partnerships	2	2	824	828
Government securities	9	309	—	318
Real estate	11	8	357	376
Short-term investment funds	410	4	—	414
Company common stock	276	—	—	276
Other investments	11	112	216	339
Insurance group annuity contracts	—	—	23	23
Swaps	—	4	—	4
Total investments	$2,740	$8,055	$1,430	$12,225

	Fair Value Measurements at December 31, 2011
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$10	$4,837	$—	$4,847
Corporate obligations	—	1,792	1	1,793
Corporate stocks	1,716	15	8	1,739
Private equity/Partnerships	—	1	779	780
Government securities	10	368	—	378
Real estate	14	4	319	337
Short-term investment funds	288	42	—	330
Company common stock	253	—	—	253
Other investments	1	34	202	237
Insurance group annuity contracts	—	—	20	20
Swaps	—	5	—	5
Total investments	$2,292	$7,098	$1,329	$10,719
There were no transfers between Level 1 and Level 2 assets during 2012 or 2011.
The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2012 and December 31, 2011:

Assets (In millions)	Fair Value, January 1, 2012	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2012
Private equity/Partnerships	$779	$86	$(79)	$138	$(113)	$13	$—	$824
Real estate	319	11	(3)	104	(86)	12	—	357
Other investments	202	17	(24)	11	6	4	—	216
Insurance group annuity contracts	20	160	(157)	1	(1)	—	—	23
Corporate stocks	8	1	—	—	—	—	—	9
Corporate obligations	1	—	—	—	—	—	—	1
Total assets	$1,329	$275	$(263)	$254	$(194)	$29	$—	$1,430

Assets (In millions)	Fair Value, January 1, 2011	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2011
Private equity/Partnerships	$746	$119	$(80)	$(83)	$70	$7	$—	$779
Real estate	293	—	—	22	(1)	5	—	319
Other investments	177	32	(13)	6	2	(2)	—	202
Insurance group annuity contracts	20	151	(150)	8	(9)	—	—	20
Corporate stocks	1	8	—	(1)	—	—	—	8
Corporate obligations	8	1	(8)	2	(1)	—	(1)	1
Total assets	$1,245	$311	$(251)	$(46)	$61	$10	$(1)	$1,329
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
Private equity and real estate partnerships:  Investments in private equity and real estate partnerships are valued based on the fair value reported by the manager of the corresponding partnership. The managers provide unaudited quarterly financial statements and audited annual financial statements which set forth the value of the fund. The valuations obtained from the managers are based on various analyses on the underlying holdings in each partnership, including financial valuation models and projections, comparable valuations from the public markets, and precedent private market transactions. Investments are valued in the accompanying financial statements based on the Plan’s beneficial interest in the underlying net assets of the partnership as determined by the partnership agreement.
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

Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan (“401(k) Plan”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $375 million of the 401(k) Plan’s assets at December 31, 2012 and $366 million at December 31, 2011 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans related to continuing operations was $50 million in 2012 and $48 million for 2011 and 2010.

9.     Stock Benefit Plans

The Company maintains multiple stock-based payment arrangements under which employees are awarded grants of restricted stock units, stock options and other forms of stock-based payment arrangements.

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

The types of awards permitted under the 2011 Plan include stock options, restricted stock and restricted stock units payable in Company common stock or cash, and other stock-based and performance-based awards. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which affiliates may participate in the 2011 Plan, which eligible employees will receive awards, the types of awards to be received, and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The 2011 Plan contains provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards. The 2011 Plan retains the remaining share authority of the two previous plans as of the date the 2011 Plan was approved by stockholders. Awards relating to not more than approximately 23.2 million shares of common stock, plus shares remaining unused under certain pre-existing plans, may be made over the life of the 2011 Plan.

Our current practice is to grant non-qualified stock options, restricted stock units and/or performance stock units on an annual basis to senior executives and a limited number of other employees as part of their total compensation. We also grant restricted stock units during the year to new hires or as retention awards for certain employees. We have not granted restricted stock since 2005.

Stock Options: Options granted under the 2011 Plan may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These option awards generally vest 25% per annum and have a contractual term of 10 years. Certain stock options granted under the previous equity incentive plans provided for a market-based triggering event before a vested option can be exercised. The terms and conditions of these stock option awards provided that (i) options will vest at a rate of 25% a year beginning one year from the date of grant and (ii) each vested tranche will only become exercisable if the market price of the Company stock appreciates to a level of 15% above the exercise price of the option and maintains that level for at least ten (10) consecutive trading days after the award has vested. The Company accounts for these awards as market-condition options. The effect of the market condition is reflected in the grant-date fair value of such awards. Compensation cost is recognized over the requisite service period and is not subsequently adjusted if the market condition is not met. For awards without a market-based triggering event, compensation cost is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period.

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

The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Risk-free interest rate	1.26%-1.27%	2.28%-2.90%	3.15%-3.20%
Expected life (in years)	6.50	6.75	6.75
Expected volatility	26.2%-26.4%	25.4%-25.8%	26.3%-27.6%
Expected dividend yield	2.76%-2.80%	2.75%-2.86%	3.26%-3.52%

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
A summary of the status of the Company’s stock option awards as of December 31, 2012 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2012	38,895,109	$29.21
Granted	3,547,733	$31.88
Exercised	(6,892,731)	$26.01
Canceled or exchanged	—	—
Forfeited	(860,022)	$27.69
Expired	(2,644,296)	$42.85
Balance at December 31, 2012	32,045,793	$29.10	4.5 years	186,467
Options vested or expected to vest at December 31, 2012	32,004,297	$29.12	4.4 years	185,871
Options exercisable at December 31, 2012	16,115,605	$28.85	3.8 years	106,606
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2012, 2011 and 2010 was $6.04, $6.67 and $4.85, respectively. The total intrinsic value of options exercised during the same periods was $57.7 million, $23.6 million and $0.5 million, respectively.

As of December 31, 2012, there was $18 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.3 years. Cash received from the exercise of stock options for the years ended December 31, 2012, 2011 and 2010 was $179.3 million, $111.7 million and $1.5 million, respectively.

The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The
Company intends to issue treasury shares as long as an adequate number of those shares are available.

Restricted Stock Units and Performance Stock Units: Restricted stock units may be awarded under the Company's 2011 Incentive and Stock Award Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance-based restricted stock units (payable in shares of the Company's common stock) may range, generally, from 0-200% of the number of units granted, based on the achievement of objective, pre-determined Company or operating company performance measures, generally, over a three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Beginning with awards granted on or after February 23, 2009, dividend equivalents are not paid out unless and until such time that the award vests.

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2012 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	15,058,428	$25.43	368,346	$30.60
Granted	2,797,287	$31.96	461,756	$31.89
Vested	(8,209,388)	$23.97	(25,129)	$30.83
Forfeited	(682,089)	$28.49	(81,075)	$31.31
Adjustment due to performance	—	$—	6,940	$30.60
Non-vested balance at December 31, 2012	8,964,238	$28.58	730,838	$31.32

The weighted-average grant-date fair value of the Company's restricted stock units and performance stock units granted during the year ended December 31, 2011 was $30.46 and $30.60, respectively; the combined weighted-average grant-date fair value of the Company's restricted stock units and performance stock units granted during the year ended December 31, 2010 was $22.81. The total fair value of the shares distributed during the years ended December 31, 2012, 2011 and 2010 in connection with the Company's restricted stock units and performance stock units was $262.6 million, $249 million and $170.7 million, respectively.

The number of vested performance stock units includes any applicable performance adjustment shares. The adjustment due to performance reflects the incremental portion of the above-target payout (160%) of performance stock units awarded in February 2011 that vested during 2012 either in full or on a pro-rata basis due to certain types of termination of employment. There is no adjustment due to performance for performance stock units awarded in February 2012 that vested during 2012 due to certain types of termination of employment within the calendar year of grant since the payout of such awards is at 100% of target under the award's terms and conditions.

Restricted Stock: Restricted shares of the Company's common stock may be awarded under the 2011 Plan and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Shares granted, generally become unrestricted at the earlier of: (1) January 1 of the year following the vesting grant date anniversary or (2) the later of the recipient's normal or actual retirement date. For shares granted prior to 2004, the vesting grant date anniversary is ten years. For shares granted during 2004 and 2005, the vesting grant date anniversary is 7 years and 5 years, respectively. However, certain restricted shares granted in 2005 vested on the third anniversary of the grant date. There have been no restricted shares granted since 2005.

A summary of the status of the Company's restricted stock awards as of December 31, 2012 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	51,700	$46.86
Granted	—	$—
Vested	(20,000)	$46.14
Forfeited	—	$—
Non-vested balance at December 31, 2012	31,700	$47.31

The total fair value of the Company's restricted stock distributed was $0.6 million for each of the years ended December 31, 2012 and December 31, 2011. There were no restricted stock distributions in 2010.

As of December 31, 2012, there was $135 million of unrecognized compensation cost related to the Company's restricted stock, restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1 year.

Marsh & McLennan Companies Stock Purchase Plans

In May 1999, the Company's stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007, no more than 35,600,000 shares of the Company's common stock may be sold. Employees purchased 899,424 shares during the year ended December 31, 2012 and at December 31, 2012, 4,136,312 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company's common stock may be sold. Employees purchased 111,073 shares during the year ended December 31, 2012 and there were 3,085,961 shares available for issuance at December 31, 2012 under the International Plan. The plans are considered non-compensatory.

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
Liabilities utilizing Level 3 inputs include liabilities for contingent purchase consideration.
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

Contingent Purchase Consideration Liability - Level 3
Purchase consideration for some acquisitions made by the Company includes contingent consideration arrangements. Contingent consideration arrangements are primarily based on meeting EBITDA and revenue targets over periods from two to four years. The fair value of contingent consideration is estimated as the present value of future cash flows that would result from the projected revenue and earnings of the acquired entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11
Assets:
Financial instruments owned:
Mutual funds(a)	$139	$134	$—	$—	$—	$—	$139	$134
Money market funds(b)	483	226	—	—	—	—	483	226
Interest rate swap derivatives(c)	—	—	6	7	—	—	6	7
Total assets measured at fair value	$622	$360	$6	$7	$—	$—	$628	$367
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$3	$13	$—	$—	$3	$13
Other sovereign government obligations and supranational agencies	—	—	—	47	—	—	—	47
Corporate and other debt	—	—	—	2	—	—	—	2
Money market funds	149	186	—	—	—	—	149	186
Total fiduciary assets measured at fair value	$149	$186	$3	$62	$—	$—	$152	$248
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$63	$110	$63	$110
Senior Notes due 2014(e)	$—	$—	$256	$257	$—	$—	$256	$257
Total liabilities measured at fair value	$—	$—	$256	$257	$63	$110	$319	$367
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e) Included in long term debt in the consolidated balance sheets.
During the year ended December 31, 2012, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2012 and December 31, 2011 that represent contingent purchase consideration related to acquisitions:

(In millions of dollars)	2012	2011
Balance at January 1,	$110	$106
Additions	27	14
Payments	(30)	(13)
Revaluation Impact	(44)	3
Balance at December 31,	$63	$110

The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent purchase consideration liability, the Company recorded a net reduction in the estimated fair value of such liabilities for acquisitions made in prior periods of $44 million for the year ended December 31, 2012. A 5% increase in the above mentioned projections would increase the liability by approximately $30 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $20 million.
Fair Value of Long-term Investments
The Company has certain long-term investments, primarily related to investments in non-publicly traded private equity funds of $16 million and $38 million at December 31, 2012 and December 31, 2011, respectively, carried on the cost basis for which there are no readily available market prices. The carrying values of these investments approximates fair value. Management's estimate of the fair value of these non-publicly traded investments is based on valuation methodologies including estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments would be classified as Level 3 in the fair value hierarchy and are included in Other assets in the consolidated balance sheets. The Company also has investments in publicly traded mutual funds of $19 million and $20 million at December 31, 2012 and December 31, 2011, related to voluntary deferred contribution plans. These investments are classified as Level 1 in the fair value hierarchy and are included in Other assets in the consolidated balance sheets.

11.    Long-term Commitments
The Company leases office facilities, equipment and automobiles under non-cancelable operating leases. These leases expire on varying dates; in some instances contain renewal and expansion options; do not restrict the payment of dividends or the incurrence of debt or additional lease obligations; and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 98% of the Company’s lease obligations are for the use of office space.
The consolidated statements of income include net rental costs of $416 million, $430 million and $421 million for 2012, 2011 and 2010, respectively, after deducting rentals from subleases ($10 million in 2012, $9 million in 2011 and $8 million in 2010). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.

At December 31, 2012, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2013	$404	$49	$355
2014	$359	$48	$311
2015	$315	$43	$272
2016	$279	$42	$237
2017	$236	$40	$196
Subsequent years	$1,227	$109	$1,118
The Company has entered into agreements, primarily with various service companies, to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2012, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2013	$168
2014	87
2015	48
Subsequent years	118
$421

12.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions of dollars)	2012	2011
Short-term:
Current portion of long-term debt	$260	$260
Long-term:
Senior notes – 6.25% due 2012 (5.1% effective interest rate)	$—	$250
Senior notes – 4.850% due 2013	250	251
Senior notes – 5.875% due 2033	296	296
Senior notes – 5.375% due 2014	326	326
Senior notes – 5.75% due 2015	479	479
Senior notes – 2.30% due 2017	249	—
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	497	496
Mortgage – 5.70% due 2035	422	431
Other	1	1
	2,918	2,928
Less current portion	260	260
	$2,658	$2,668
The senior notes in the table above are publically registered by the Company with no guarantees attached.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter of 2012 to fund the maturing notes.
On July 15, 2011, the Company purchased a total of $600 million of outstanding notes comprised of $330 million of its 5.375% notes due in 2014 and $270 million of its 5.750% notes due in 2015. The Company acquired the notes at market value plus a tender premium, which exceeded the notes' carrying values.
The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to fund the amounts associated with the tendered bonds.
In February 2013, the Company repaid $250 million of maturing senior notes.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are measured quarterly. There were no borrowings outstanding under this facility at December 31, 2012.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The Company has the ability to increase the loan amount by $100 million during the life of the loan. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. There were no borrowings under this facility at December 31, 2012.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or loss on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the periods ended December 31, 2012 and December 31, 2011 is as follows:

	2012			2011
Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect	Gain on Swaps	Loss on Notes	Net Income Effect
Other Operating Expenses	$(1)	$1	$—	$7	$(7)	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented. The portion of the debt acquired under the tender offer discussed above was not part of the first $250 million outstanding and therefore, did not impact the hedged portion of this debt.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $247 million at December 31, 2012 and $248 million at December 31, 2011. There were no outstanding borrowings under these facilities at December 31, 2012 or December 31, 2011.
Scheduled repayments of long-term debt in 2013 and in the four succeeding years are $260 million, $330 million, $491 million, $11 million and $262 million, respectively.
Fair value of Short-term and Long-term Debt
The estimated fair value of the Company’s short-term and long-term debt is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or need to dispose of the financial instrument.

	December 31, 2012		December 31, 2011
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$260	$261	$260	$261
Long-term debt	$2,658	$2,986	$2,668	$2,958
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

13.    Integration and Restructuring Costs
In 2012, the Company implemented restructuring actions which resulted in costs totaling $78 million million. Approximately $58 million of the restructuring charges are related to Mercer, approximately $51 million of which was incurred in the fourth quarter of 2012 related to senior management's recent operations review, including costs of approximately $16 million related to the disposal of Mercer's Canadian outsourcing business. The remaining restructuring costs consist primarily of severance and benefits, costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$8 million (all acquisition related); Consulting—$58 million (acquisition related—$1 million); and Corporate—$12 million.
Details of the restructuring liability activity from January 1, 2011 through December 31, 2012, including actions taken prior to 2012 are as follows:

(In millions of dollars)	Balance at 1/1/11	Expense Incurred	Cash Paid	Other	Balance at 12/31/11	Expense Incurred	Cash Paid	Other	Balance at 12/31/12
Severance	$40	$29	$(40)	$(2)	$27	$46	$(38)	$1	$36
Future rent under non-cancelable leases and other costs	171	22	(42)	3	154	32	(50)	(2)	134
Total	$211	$51	$(82)	$1	$181	$78	$(88)	$(1)	$170
As of January 1, 2010, the liability balance related to restructuring activity was $259 million. In 2010, the Company accrued $141 million and had cash payments of $189 million related to restructuring activities that resulted in the liability balance at January 1, 2011 reported above.
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation and employee benefits, depending on the nature of the items.

14.    Common Stock
During 2012, the Company repurchased 6.9 million shares of its common stock for total consideration of $230 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $323 million. During 2011, the Company purchased 12.3 million shares of its common stock for total consideration of $361 million.

15.    Claims, Lawsuits and Other Contingencies

Errors and Omissions Claims
The Company and its subsidiaries, particularly Marsh and Mercer, are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. Certain of these claims, particularly in the U.S. and the U.K., seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel and an internal actuarial analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Governmental Inquiries and Related Claims
In January 2005, the Company and its subsidiary Marsh Inc. entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint and related citation regarding Marsh's use of market service agreements with various insurance companies. The parties subsequently entered into an amended and restated settlement agreement in February 2010 that restored a level playing field for Marsh.
Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. Most of these matters have been resolved. Four actions instituted by policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending in federal court.
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. In the ordinary course of business we are also subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which we sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2012, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
From 1980 to 1983, the Company owned indirectly the English & American Insurance Company (“E&A”), which was a member of the ILU. The ILU required the Company to guarantee a portion of E&A's obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for the Company's agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. Certain claims have been paid under the letter of credit and we anticipate that additional claimants may seek to recover against the letter of credit.

Kroll-related Matters
Under the terms of a stock purchase agreement with Altegrity, Inc. (“Altegrity”) related to Altegrity's purchase of Kroll from the Company in August 2010, a copy of which is attached as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010, we agreed to provide a limited indemnity to Altegrity with respect to certain Kroll-related litigation and regulatory matters.

**********
The pending proceedings and other matters described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, we establish liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies). Except as described above, we are not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.

16.    Segment Information

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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions)	Revenue		Operating Income (Loss)		Total Assets		Depreciation and Amortization	Capital Expenditures
2012 –
Risk and Insurance Services	$6,581	(a)	$1,374		$9,932		$198	$131
Consulting	5,382	(b)	652		5,103		111	117
Total Operating Segments	11,963		2,026		15,035		309	248
Corporate / Eliminations	(39)	(c)	(197)	(c)	1,253	(d)	40	72
Total Consolidated	$11,924		$1,829		$16,288		$349	$320
2011 –
Risk and Insurance Services	$6,301	(a)	$1,229		$9,202		$191	$146
Consulting	5,265	(b)	588		4,720		110	91
Total Operating Segments	11,566		1,817		13,922		301	237
Corporate / Eliminations	(40)	(c)	(179)	(c)	1,532	(d)	31	43
Total Consolidated	$11,526		$1,638		$15,454		$332	$280
2010 –
Risk and Insurance Services	$5,764	(a)	$972		$9,418		$177	$144
Consulting	4,835	(b)	129		4,437		113	80
Total Operating Segments	10,599		1,101		13,855		290	224
Corporate / Eliminations	(49)	(c)	(162)	(c)	1,455	(d)	29	34
Total Consolidated	$10,550		$939		$15,310		$319	$258

(a)
Includes inter-segment revenue of $5 million, $4 million and $7 million in 2012, 2011 and 2010, respectively, interest income on fiduciary funds of $39 million, $47 million and $45 million in 2012, 2011 and 2010, respectively, and equity method income of $11 million, $14 million and $12 million in 2012, 2011 and 2010, respectively.

(b)	Includes inter-segment revenue of $34 million, $36 million and $43 million in 2012, 2011 and 2010, respectively, and interest income on fiduciary funds of $4 million in 2012, 2011 and 2010.

(c)	Includes results of corporate advisory and restructuring business.

(d)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2012	2011	2010
Risk and Insurance Services
Marsh	$5,496	$5,253	$4,781
Guy Carpenter	1,085	1,048	983
Total Risk and Insurance Services	6,581	6,301	5,764
Consulting
Mercer	3,916	3,782	3,478
Oliver Wyman Group	1,466	1,483	1,357
Total Consulting	5,382	5,265	4,835
Total Operating Segments	11,963	11,566	10,599
Corporate/ Eliminations	(39)	(40)	(49)
Total	$11,924	$11,526	$10,550

Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2012	2011	2010
Revenue
United States	$5,300	$5,131	$4,708
United Kingdom	1,960	1,922	1,720
Continental Europe	1,879	1,906	1,809
Asia Pacific	1,346	1,287	1,067
Other	1,478	1,320	1,295
	11,963	11,566	10,599
Corporate/Eliminations	(39)	(40)	(49)
	$11,924	$11,526	$10,550

For the Years Ended December 31,
(In millions of dollars)	2012	2011	2010
Fixed Assets, Net
United States	$494	$505	$511
United Kingdom	121	133	132
Continental Europe	63	65	69
Asia Pacific	62	37	43
Other	69	64	67
	$809	$804	$822

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2013

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2012:
Revenue	$3,051	$3,026	$2,845	$3,002
Operating income	$527	$518	$378	$406
Income from continuing operations	$354	$339	$246	$265
Income (loss) from discontinued operations	$—	$(2)	$1	$(2)
Net income attributable to the Company	$347	$329	$241	$259
Basic Per Share Data:
Income from continuing operations	$0.64	$0.61	$0.44	$0.48
Income (loss) from discontinued operations	$—	$(0.01)	$—	$—
Net income attributable to the Company	$0.64	$0.60	$0.44	$0.48
Diluted Per Share Data:
Income from continuing operations	$0.63	$0.60	$0.43	$0.47
Income (loss) from discontinued operations	$—	$(0.01)	$0.01	$—
Net income attributable to the Company	$0.63	$0.59	$0.44	$0.47
Dividends Paid Per Share	$0.22	$0.22	$0.23	$0.23
2011:
Revenue	$2,884	$2,928	$2,806	$2,908
Operating income	$472	$465	$310	$391
Income from continuing operations	$319	$286	$133	$244
Income from discontinued operations	$12	$3	$2	$16
Net income attributable to the Company	$325	$282	$130	$256
Basic Per Share Data:
Income from continuing operations	$0.57	$0.51	$0.24	$0.44
Income from discontinued operations	$0.02	$—	$—	$0.03
Net income attributable to the Company	$0.59	$0.51	$0.24	$0.47
Diluted Per Share Data:
Income from continuing operations	$0.56	$0.50	$0.23	$0.44
Income from discontinued operations	$0.02	$—	$0.01	$0.02
Net income attributable to the Company	$0.58	$0.50	$0.24	$0.46
Dividends Paid Per Share	$0.21	$0.21	$0.22	$0.22
As of February 22, 2013 there were 6,840 stockholders of record.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's annual report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2013

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information.
None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading “Item 1—Election of Directors” in the 2013 Proxy Statement.
Effective March 1, 2013, the executive officers of the Company will be Peter J. Beshar, J. Michael Bischoff, John Drzik, E. Scott Gilbert, Daniel S. Glaser, Laurie Ledford, Alexander S. Moczarski, David Nadler, Julio A. Portalatin and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of the Company”.
The information set forth in the 2013 Proxy Statement in the sections “Transactions with Management and Others; Other Information—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Codes of Conduct” and “Board of Directors and Committees—Committees—Audit Committee” is incorporated herein by reference.

Item 11.      Executive Compensation.
The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Compensation of Executive Officers” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections “Corporate Governance—Director Independence”, “Corporate Governance—Review of Related-Person Transactions” and “Transactions with Management and Others; Other Information” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.
The information set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement is incorporated herein by reference.

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

(4.4)
Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies and U.S. National Bank Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)
Indenture dated as of March 19, 2002 between Marsh & McLennan Companies and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)
Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)
First Supplemental Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)
Second Supplemental Indenture, dated as of September 16, 2005, between Marsh & McLennan Companies and The Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2005)

(4.9)
Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies and The Bank of New York (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(4.10)
First Supplemental Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies and The Bank of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated March 18, 2009)

(4.11)
Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.12)
First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.13)
Form of Second Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2012)

(10.1)
Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2005)

(10.2)
Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)
Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.4)
Amendment No. 3, dated August 17, 2006, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2006)

(10.5)
Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated August 6, 2007)

(10.6)
Amendment No. 5, dated May 16, 2008, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2008)

(10.7)
Amended and Restated Agreement, effective February 11, 2010, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 2010)

(10.8)	*Marsh & McLennan Companies, Inc. US Employee 1996 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

(10.9)	*Marsh & McLennan Companies, Inc. US Employee 1997 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

(10.10)	*Marsh & McLennan Companies, Inc. US Employee 1998 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

(10.11)	*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

(10.12)
*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

(10.13)
*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.14)
*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.15)
*Form of Restricted Stock Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.16)	*2005 Award of Nonqualified Stock Options under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan

(10.17)
*Form of Restricted Stock Unit Award, dated as of February 21, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

(10.18)
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

(10.22)	*2005 Award of Nonqualified Stock Options under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan

(10.23)
*Form of Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.24)
*Form of 2007 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.25)
*Form of 2008 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

(10.26)
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

(10.27)
*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.28)
*Form of 2011 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(10.29)
*Form of 2011 Long-term Incentive Award dated as of June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

(10.30)
*Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.31)
*Form of Deferred Stock Unit Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

(10.32)
*Form of Deferred Stock Unit Award, dated as of January 1, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.33)
*Form of Deferred Stock Unit Award, dated as of February 23, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.34)
*Form of Deferred Stock Unit Award, dated as of May 3, 2010, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

(10.35)
*Form of Deferred Stock Unit Award, dated as of April 20, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(10.36)
*Form of Deferred Stock Unit Award, dated as of February 1, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.37)
*Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.38)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011)

(10.39)
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

(10.41)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.42)
*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012

(10.43)	*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012

(10.44)	*Marsh & McLennan Companies, Inc. Special Severance Pay Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.45)	*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012

(10.46)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.47)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.48)	*Marsh & McLennan Companies Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.49)
*Marsh & McLennan Companies, Inc. Directors Stock Compensation Plan-May 1, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.50)
*Description of compensation arrangements for non-executive directors of Marsh & McLennan Companies, Inc. effective June 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.51)
*Description of compensation arrangements for non-executive directors of Marsh & McLennan Companies, Inc. effective June 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

(10.52)
*Letter Agreement, dated September 19, 2012, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated September 4, 2012, filed on September 24, 2012)

(10.53)	*Non-Competition and Non-Solicitation Agreement, effective as of September 19, 2012, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff

(10.54)
*Employment Agreement, dated as of January 29, 2008, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2008)

(10.55)
*Employment Letter, effective as of September 17, 2009 and January 30, 2011, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2009)

(10.56)	*Letter Regarding Qualifying Retirement Determination, dated January 16, 2013, from Marsh & McLennan Companies to Brian Duperreault

(10.57)	*General Release, dated January 22, 2013, between Marsh & McLennan Companies, Inc. and Brian Duperreault

(10.58)
*Employment Agreement, dated as of December 10, 2007, by and between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.59)
*Letter Agreement, effective as of December 10, 2010, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

(10.60)
*Letter Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

(10.61)
*Letter Agreement, effective as of January 1, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Current Report on Form 8-K/A dated September 20, 2012, filed on December 14, 2012)

(10.62)
*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Current Report on Form 8-K/A dated September 20, 2012, filed on December 14, 2012)

(10.63)
*Letter Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Alexander Moczarski (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.64)	*Non-Competition and Non-Solicitation Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Alexander Moczarski

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.65)	*Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2008)

(10.66)	Non-Solicitation Agreement, dated as of September 10, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman

(10.67)	Confidentiality Agreement, dated as of September 10, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman

(10.68)
*Letter Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.69)	*Non-Competition and Non-Solicitation Agreement, effective as of April 20, 2011, between Marsh & McLennan Companies, Inc. and Peter Zaffino

(12)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21)	List of Subsidiaries of Marsh & McLennan Companies (as of 2/22/2013)

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 27, 2013	By	/S/ DANIEL S. GLASER
Daniel S. Glaser President and Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints Luciana Fato and Katherine J. Brennan, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of February, 2013.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 27, 2013

/S/ J. MICHAEL BISCHOFF J. Michael Bischoff	Chief Financial Officer	February 27, 2013

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 27, 2013

/S/ ZACHARY W. CARTER Zachary W. Carter	Director	February 27, 2013

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 27, 2013

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 27, 2013

/S/ LORD LANG OF MONKTON Lord Lang of Monkton	Director	February 27, 2013

/S/ ELAINE LA ROCHE Elaine La Roche	Director	February 27, 2013

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 27, 2013

Name	Title	Date

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 27, 2013

/S/ MARC D. OKEN Marc D. Oken	Director	February 27, 2013

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 27, 2013

/S/ ADELE SIMMONS Adele Simmons	Director	February 27, 2013

/S/ LLOYD YATES Lloyd Yates	Director	February 27, 2013

/S/ R. DAVID YOST R. David Yost	Director	February 27, 2013