Form 10-Q
period 2013-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2013-05-09
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2013, there were outstanding 551,286,359 shares of common stock, par value $1.00 per share, of the registrant.

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

•
our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including trade sanctions laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;

•	our ability to maintain adequate physical, technical and administrative safeguards to protect the security of data;

•	the impact of changes in interest rates and deterioration of counterparty credit quality on our results related to our cash balances and investment portfolios, including corporate and fiduciary funds;

•	the impact on our net income or cash flows and our effective tax rate in a particular period caused by settled tax audits and expired statutes of limitation;

•	the impact on our net income caused by fluctuations in foreign currency exchange rates;

•	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

•	our ability to successfully recover should we experience a disaster or other business continuity problem;

•	changes in applicable tax or accounting requirements; and

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

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share figures)	2013	2012
Revenue:	$3,126	$3,051
Expense:
Compensation and benefits	1,803	1,796
Other operating expenses	716	728
Operating expenses	2,519	2,524
Operating income	607	527
Interest income	4	6
Interest expense	(44)	(46)
Investment income	21	20
Income before income taxes	588	507
Income tax expense	176	153
Income from continuing operations	412	354
Discontinued operations, net of tax	12	—
Net income before non-controlling interests	424	354
Less: Net income attributable to non-controlling interests	11	7
Net income attributable to the Company	$413	$347
Basic net income per share – Continuing operations	$0.73	$0.64
– Net income attributable to the Company	$0.75	$0.64
Diluted net income per share – Continuing operations	$0.72	$0.63
– Net income attributable to the Company	$0.74	$0.63
Average number of shares outstanding – Basic	548	542
– Diluted	557	551
Shares outstanding at March 31	550	546

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2013	2012
Net income before non-controlling interests	$424	$354
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(260)	162
Unrealized investment loss	—	(1)
Gain related to pension/post-retirement plans	252	14
Other comprehensive income (loss), before tax	(8)	175
Income tax expense on other comprehensive income (loss)	64	10
Other comprehensive income (loss), net of tax	(72)	165
Comprehensive income	352	519
Less: Comprehensive income attributable to non-controlling interest	11	7
Comprehensive income attributable to the Company	$341	$512

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions of dollars, except per share figures)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,263	$2,301
Receivables
Commissions and fees	2,994	2,858
Advanced premiums and claims	76	62
Other	211	244
	3,281	3,164
Less-allowance for doubtful accounts and cancellations	(105)	(106)
Net receivables	3,176	3,058
Current deferred tax assets	436	410
Other current assets	222	194
Total current assets	5,097	5,963
Goodwill and intangible assets	7,199	7,261
Fixed assets (net of accumulated depreciation and amortization of $1,586 at March 31, 2013 and $1,582 at December 31, 2012)	793	809
Pension related assets	580	260
Deferred tax assets	1,129	1,223
Other assets	739	772
	$15,537	$16,288

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions of dollars, except per share figures)	March 31, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$10	$260
Accounts payable and accrued liabilities	1,808	1,721
Accrued compensation and employee benefits	746	1,473
Accrued income taxes	148	110
Dividends payable	128	—
Total current liabilities	2,840	3,564
Fiduciary liabilities	4,396	3,992
Less – cash and investments held in a fiduciary capacity	(4,396)	(3,992)
	—	—
Long-term debt	2,705	2,658
Pension, post-retirement and post-employment benefits	1,993	2,094
Liabilities for errors and omissions	433	460
Other liabilities	853	906
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at March 31, 2013
and December 31, 2012	561	561
Additional paid-in capital	993	1,107
Retained earnings	8,786	8,628
Accumulated other comprehensive loss	(3,379)	(3,307)
Non-controlling interests	73	64
	7,034	7,053
Less – treasury shares, at cost, 10,373,289 shares at March 31, 2013
and 15,133,774 shares at December 31, 2012	(321)	(447)
Total equity	6,713	6,606
	$15,537	$16,288
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions of dollars)	2013	2012
Operating cash flows:
Net income before non-controlling interests	$424	$354
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	69	66
Amortization of intangible assets	18	17
Adjustments to acquisition related contingent consideration liability	1	—
Provision for deferred income taxes	51	35
Gain on investments	(21)	(20)
Loss on disposition of assets	2	12
Stock option expense	7	11
Changes in assets and liabilities:
Net receivables	(120)	(101)
Other current assets	(54)	151
Other assets	(334)	(213)
Accounts payable and accrued liabilities	53	(136)
Accrued compensation and employee benefits	(727)	(702)
Accrued income taxes	39	17
Other liabilities	(37)	26
Effect of exchange rate changes	36	(20)
Net cash used for operations	(593)	(503)
Financing cash flows:
Purchase of treasury shares	(100)	—
Proceeds from debt	50	248
Repayments of debt	(252)	(252)
Shares withheld for taxes on vested units – treasury shares	(65)	(84)
Issuance of common stock	135	77
Payments of contingent consideration for acquisitions	(3)	(13)
Distributions of non-controlling interests	(2)	—
Dividends paid	(127)	(121)
Net cash used for financing activities	(364)	(145)
Investing cash flows:
Capital expenditures	(88)	(51)
Net sales of long-term investments	92	(5)
Proceeds from sales of fixed assets	1	1
Dispositions	3	—
Acquisitions	(1)	(60)
Other, net	1	(1)
Net cash provided by (used for) investing activities	8	(116)
Effect of exchange rate changes on cash and cash equivalents	(89)	61
Decrease in cash and cash equivalents	(1,038)	(703)
Cash and cash equivalents at beginning of period	2,301	2,113
Cash and cash equivalents at end of period	$1,263	$1,410
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share figures)	2013	2012
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,107	$1,156
Change in accrued stock compensation costs	(89)	(118)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(25)	(20)
Balance, end of period	$993	$1,018
RETAINED EARNINGS
Balance, beginning of year	$8,628	$7,949
Net income attributable to the Company	413	347
Dividend equivalents declared (per share amounts: $0.46 in 2013 and $0.44 in 2012)	(3)	(3)
Dividends declared – (per share amounts: $0.46 in 2013 and $0.44 in 2012)	(252)	(240)
Balance, end of period	$8,786	$8,053
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(3,307)	$(3,188)
Other comprehensive income (loss), net of tax	(72)	165
Balance, end of period	$(3,379)	$(3,023)
TREASURY SHARES
Balance, beginning of year	$(447)	$(595)
Issuance of shares under stock compensation plans and employee stock purchase plans	226	184
Purchase of treasury shares	(100)	—
Balance, end of period	$(321)	$(411)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$64	$57
Net income attributable to non-controlling interests	11	7
Other changes	(2)	3
Balance, end of period	$73	$67
TOTAL EQUITY	$6,713	$6,265
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
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 7 to the consolidated financial statements.
As discussed below in Note 2, effective January 1, 2013, the Corporate Benefits and Association businesses, previously part of Marsh's U.S. Consumer operations were transferred to Mercer, accordingly, these businesses are now part of the Consulting segment. Prior period segment amounts have been reclassified to conform with current year presentation.
The Company has "continuing involvement" in certain Corporate Advisory and Restructuring businesses (“CARG”), that were disposed of in 2008. The run-off of the CARG business is being managed by the Company’s corporate departments and financial results of these entities are included in “Corporate” for segment reporting purposes.

2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, although the Company believes that the information and disclosures presented are adequate to make such information and disclosure not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).
Effective January 1, 2013, the Corporate Benefits and Association businesses, previously part of Marsh's U.S. Consumer operations were transferred to Mercer. The presentation of segment revenue and segment operating income has been conformed accordingly. Prior period segment amounts have been reclassified to conform with current year presentations. See Note 16 for additional details about the impact of these reclassifications.
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three month period ended March 31, 2013 and 2012.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $230 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
Investment (Loss) Income
The caption “Investment (loss) income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in Trident II, a limited partnership. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded gains on its investment in Trident II of $20 million in both quarters ended March 31, 2013 and 2012, including $15 million of deferred performance fees in the first quarter of 2013. Trident II has now harvested substantially all its portfolio investments and there are no remaining capital commitments for this fund.
Income Taxes

The Company's effective tax rate in the first quarter of 2013 was 29.9%. The rate reflects the impact of non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first quarter of 2012 was 30.2%.

The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. When evaluating the potential imposition of penalties, the Company considers a number of relevant factors under penalty statutes, including appropriate disclosure of the tax return position, the existence of legal authority supporting the Company's position, and reliance on the opinion of professional tax advisors.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from
$117 million at December 31, 2012 to $113 million at March 31, 2013. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $21 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $8 million and $11 million for the three-month periods ended March 31, 2013 and 2012, respectively. The Consulting segment recorded fiduciary interest income of $1 million in each of the three-month periods ended March 31, 2013 and 2012. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $10.1 billion at March 31, 2013 and $9.1 billion at December 31, 2012. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

4.    Per Share Data
From 2009 through 2012, the Company used the two-class method to compute basic and diluted earnings per share ("EPS"). Under the accounting guidance which applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and dilutive EPS using the two-class method.

In the first quarter of 2013, the share based payment awards with non-forfeitable rights to dividends were fully vested. As a result, the Company is no longer required to use the two-class method and in the first quarter of 2013 used the treasury stock method to calculate EPS. There was no difference in the earnings per share calculations when comparing the two-class method to the treasury stock method in any quarter of 2012. Therefore, the prior period information in the chart below shows the earnings per share calculation using the treasury stock method, consistent with current year presentation.
Basic net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average number of outstanding shares of the Company’s common stock.
Diluted net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliation of the applicable income components used for diluted EPS - continuing operations and basic weighted average common shares outstanding to diluted weighted average common shares outstanding is presented below. The reconciling items, related to the calculation of diluted weighted average common shares outstanding are the same for net income attributable to the Company.

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended March 31,
(In millions, except per share figures)	2013	2012
Net income from continuing operations	$412	$354
Less: Net income attributable to non-controlling interests	11	7
	401	347
Basic weighted average common shares outstanding	548	542
Dilutive effect of potentially issuable common shares	9	9
Diluted weighted average common shares outstanding	557	551
Average stock price used to calculate common stock equivalents	$36.21	$31.95
There were 28.9 million and 38.2 million stock options outstanding as of March 31, 2013 and 2012, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2013 and 2012.

(In millions of dollars)	2013	2012
Assets acquired, excluding cash	$—	$93
Liabilities assumed	—	(27)
Contingent/deferred purchase consideration	—	(13)
Net cash outflow for current year acquisitions	—	53
Deferred purchase consideration from prior years' acquisitions	1	7
Net cash outflow for acquisitions	$1	$60

(In millions of dollars)	2013	2012
Interest paid	$59	$65
Income taxes paid	$85	$79
The Company had non-cash issuances of common stock under its share-based payment plans of $130 million and $170 million for the three months ended March 31, 2013 and 2012. The Company recorded stock-based compensation expense related to equity awards of $34 million and $41 million for the three-month periods ended March 31, 2013 and 2012, respectively.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the period ended March 31, 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Beginning Balance	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	$—	$139	$(256)	$(117)
Amounts reclassified from accumulated other comprehensive income	$—	$45	$—	$45
Net current period other comprehensive income (loss)	$—	$184	$(256)	$(72)
Ending Balance	$4	$(3,267)	$(116)	$(3,379)

The components of other comprehensive income (loss) for the three-month periods ended March 31, 2013 and 2012 are as follows:

Three Months Ended March 31,	2013			2012
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(260)	$(4)	$(256)	$162	$—	$162
Unrealized investment gains (losses)	—	—	—	(1)	1	(2)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(6)	(2)	(4)	(8)	(5)	(3)
Net actuarial losses (a)	78	29	49	66	42	24
Subtotal	72	27	45	58	37	21
Foreign currency translation adjustments	180	41	139	(44)	(28)	(16)
Pension/post-retirement plans (gains) losses	252	68	184	14	9	5
Other comprehensive income (loss)	$(8)	$64	$(72)	$175	$10	$165
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company made no acquisitions during the first quarter of 2013.
Prior Year Acquisitions
During 2012, Marsh completed the following twelve acquisitions:

•
January - Marsh acquired Alexander Forbes' South African brokerage operations, including Alexander Forbes Risk Services and insurance broking operations in Botswana and Namibia to expand Marsh's presence in Africa. Marsh subsequently completed the acquisitions of the Alexander Forbes operations in Uganda, Malawi and Zambia.

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
Total purchase consideration for acquisitions made during the first three months of 2012 was $148 million which consisted of cash paid of $73 million and estimated contingent consideration of $13 million, and cash held in escrow of $62 million that was released in the first quarter of 2012. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods from two to four years. The fair value of the contingent consideration was based on the relevant projections of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During the first three months of 2012, the Company also paid $20 million of deferred purchase and contingent consideration related to acquisitions made in prior years.
Pro-Forma Information
The Company made no acquisitions during the first quarter of 2013. The Company does not believe its acquisitions have been material in the aggregate. The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during the first quarter of 2012 and 2011. In accordance with accounting guidance related to pro-forma disclosure, the information presented for 2012 acquisitions is as if they occurred on January 1, 2011. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2012	2011
Revenue	$3,058	$2,929
Income from continuing operations	$355	$315
Net income attributable to the Company	$348	$321
Basic net income per share:
– Continuing operations	$0.64	$0.56
– Net income attributable to the Company	$0.64	$0.59
Diluted net income per share:
– Continuing operations	$0.63	$0.56
– Net income attributable to the Company	$0.63	$0.58

8.     Dispositions

Summarized Statements of Income data for discontinued operations is as follows:

Three Months Ended March 31,
(In millions of dollars, except per share figures)	2013	2012
Disposals of discontinued operations	$1	$—
Income tax (credit) expense	(11)	—
Disposals of discontinued operations, net of tax	12	—
Discontinued operations, net of tax	$12	$—
Discontinued operations, net of tax per share
– Basic	$0.02	$—
– Diluted	$0.02	$—

The credits in discontinued operations for the three months ended March 31, 2013 primarily result from tax indemnities related to the Putnam sale.

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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions of dollars)	2013	2012
Balance as of January 1, as reported	$6,792	$6,562
Goodwill acquired	—	89
Other adjustments(a)	(40)	24
Balance at March 31, 2013	$6,752	$6,675

(a)	Reflects the impact of foreign exchange in each year.
Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.6 billion and Consulting, $2.2 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	March 31, 2013			December 31, 2012
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$806	$359	$447	$814	$345	$469
Aggregate amortization expense for the three months ended March 31, 2013 and 2012 was $18 million and $17 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2013 (excludes amortization through March 31, 2013)	$52
2014	67
2015	66
2016	55
2017	51
Subsequent years	156
$447

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

Senior Notes due 2014 - Level 2
The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the amortized cost of those notes adjusted by the fair value of the interest rate swap derivative, discussed above. In the first quarter of 2011, the Company entered into two interest rate swaps to convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps is recorded on the balance sheet. The carrying value of the debt related to these swaps is adjusted by an equal amount (See Note 12).
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	03/31/13	12/31/12	03/31/13	12/31/12	03/31/13	12/31/12	03/31/13	12/31/12
Assets:
Financial instruments owned:
Mutual funds(a)	$138	$139	$—	$—	$—	$—	$138	$139
Money market funds(b)	22	483	—	—	—	—	22	483
Interest rate swap derivatives(c)	—	—	5	6	—	—	5	6
Total assets measured at fair value	$160	$622	$5	$6	$—	$—	$165	$628
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$2	$3	$—	$—	$2	$3
Money market funds	107	149	—	—	—	—	107	149
Total fiduciary assets measured at fair value	$107	$149	$2	$3	$—	$—	$109	$152
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$61	$63	$61	$63
Senior Notes due 2014(e)	—	—	255	256	—	—	255	256
Total liabilities measured at fair value	$—	$—	$255	$256	$61	$63	$316	$319

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long term debt in the consolidated balance sheets.
During the three-month period ended March 31, 2013, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of March 31, 2013 and 2012 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2013	2012
Balance at January 1,	$63	$110
Additions	—	10
Payments	(3)	(13)
Revaluation Impact	1	1
Balance at March 31,	$61	$108
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $1 million in the three-month period ended March 31, 2013. A 5% increase in the above mentioned projections would increase the liability by approximately $28 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $15 million.
Fair Value of Long-term Investments
The Company has certain long-term investments, primarily related to investments in non-publicly traded private equity funds of $16 million at March 31, 2013 and December 31, 2012 carried on the cost basis for which there are no readily available market prices. The carrying values of these investments approximates fair value. Management's estimate of the fair value of these non-publicly traded investments is based on valuation methodologies including estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments would be classified as Level 3 in the fair value hierarchy and are included in Other assets in the consolidated balance sheets.

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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. As of March 31, 2013, the actual allocation for the U.S. Plan was 60% equities and equity alternatives and 40% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 82% of non-U.S. Plan assets, is 53% equities and equity alternatives and 47% fixed income. As of March 31, 2013, the actual allocation for the U.K. Plan was 55% equities and equity alternatives and 45% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$64	$61	$2	$2
Interest cost	145	148	3	3
Expected return on plan assets	(228)	(226)	—	—
Amortization of prior service credit	(5)	(5)	—	(3)
Recognized actuarial loss	78	66	—	—
Net periodic benefit cost	$54	$44	$5	$2

U.S. Plans only	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$27	$24	$1	$1
Interest cost	57	57	2	2
Expected return on plan assets	(81)	(81)	—	—
Amortization of prior service credit	(4)	(4)	—	(3)
Recognized actuarial loss	51	37	—	—
Net periodic benefit cost	$50	$33	$3	$—

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$37	$37	$1	$1
Interest cost	88	91	1	1
Expected return on plan assets	(147)	(145)	—	—
Amortization of prior service credit	(1)	(1)	—	—
Recognized actuarial loss	27	29	—	—
Net periodic benefit cost	$4	$11	$2	$2

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
March 31	2013	2012	2013	2012
Weighted average assumptions:
Expected return on plan assets	7.66%	8.04%	—%	—%
Discount rate	4.38%	4.91%	4.32%	5.05%
Rate of compensation increase	2.43%	3.09%	—%	—%

The Company made approximately $402 million of contributions to its U.S. and non-U.S. defined benefit plans in the first three months of 2013, including $250 million and $70 million of discretionary contributions to its U.K. and Canadian pension plans, respectively, and expects to contribute approximately $246 million to its non-qualified U.S. pension and non-U.S. pensions plans during the remainder of 2013.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2013	December 31, 2012
Short-term:
Current portion of long-term debt	$10	$260
Long-term:
Senior notes – 4.850% due 2013	—	250
Senior notes – 5.875% due 2033	297	296
Senior notes – 5.375% due 2014	324	326
Senior notes – 5.75% due 2015	479	479
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	497	497
Mortgage – 5.70% due 2035	420	422
Term Loan Facility - due 2016	50	—
Other	1	1
	2,715	2,918
Less current portion	10	260
	$2,705	$2,658
The senior notes in the table above are publicaly registered by the Company with no guarantees attached.
In February 2013, the Company repaid its 4.850% fixed rate $250 million senior notes that matured using cash.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter of 2012 to fund the maturing notes.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2013.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at March 31, 2013.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties pay the Company a fixed rate of 5.375% and the Company pays interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments, and in accordance with applicable accounting guidance, are deemed to be perfectly effective. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the year-to-date periods ended March 31, 2013 and 2012 are as follows:

	2013			2012
Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect	Loss on Swaps	Gain on Notes	Net Income Effect
Other Operating Expenses	$(1)	$1	$—	$(1)	$1	$—

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

	March 31, 2013		December 31, 2012
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$10	$10	$260	$261
Long-term debt	$2,705	$3,016	$2,658	$2,986

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

13.    Restructuring Costs
The Company recorded total restructuring costs of $7 million in the first three months of 2013, the majority of which related to severance.
Details of the activity from January 1, 2012 through March 31, 2013 regarding restructuring activities, which includes liabilities from actions prior to 2013, are as follows:

(In millions of dollars)	Liability at 1/1/12	Amounts Accrued	Cash Paid	Other	Liability at 12/31/12	Amounts Accrued	Cash Paid	Other	Liability at 3/31/13
Severance	$27	$46	$(38)	$1	$36	$4	$(17)	$(3)	$20
Future rent under non-cancelable leases and other costs	154	32	(50)	(2)	134	3	(12)	(2)	123
Total	$181	$78	$(88)	$(1)	$170	$7	$(29)	$(5)	$143
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as Accounts payable, Other liabilities, or Accrued compensation, depending on the nature of the items.

14.    Common Stock
During the first three months of 2013, the Company repurchased 2.7 million shares of its common stock for consideration of $100 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $223 million. The Company did not repurchase any shares in the first quarter of 2012.

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

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. Most of these matters have been resolved. Two actions instituted by policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending in federal court.

Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which the Company operates. In the ordinary course of business the Company is also subject to investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities.

Other Contingencies-Guarantees

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2013, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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

Kroll-related Matters

Under the terms of a stock purchase agreement with Altegrity, Inc. (“Altegrity”) related to Altegrity's purchase of Kroll from the Company in August 2010, a copy of which is attached as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010, the Company agreed to provide a limited indemnity to Altegrity with respect to certain Kroll-related litigation and regulatory matters.

**********

The pending proceedings and other matters described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies). Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.

16.    Segment Information
The Company is organized based on the types of services provided. Under this organizational structure, the Company’s business segments are:

▪	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

▪	Consulting, comprising Mercer and Oliver Wyman Group
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2012 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.

Effective January 1, 2013, the Corporate Benefits and Association businesses, previously part of Marsh's U.S. Consumer operations, were transferred to Mercer. The segment data presented below reflects the reclassification of prior year segment data to conform with the current year presentations.
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	Revenue		Operating Income (Loss)
2013 –
Risk and Insurance Services	$1,771	(a)	$468
Consulting	1,362	(b)	187
Total Operating Segments	3,133		655
Corporate / Eliminations	(7)		(48)
Total Consolidated	$3,126		$607
2012–
Risk and Insurance Services	$1,689	(a)	$412
Consulting	1,371	(b)	164
Total Operating Segments	3,060		576
Corporate / Eliminations	(9)		(49)
Total Consolidated	$3,051		$527

(a)
Includes inter-segment revenue of $1 million in 2012, interest income on fiduciary funds of $8 million and $11 million in 2013 and 2012, respectively, and equity method income of $1 million in both 2013 and 2012, respectively.

(b)	Includes inter-segment revenue of $7 million and $8 million in 2013 and 2012, respectively, and interest income on fiduciary funds of $1 million in both 2013 and 2012 respectively.

Details of operating segment revenue for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	2013	2012
Risk and Insurance Services
Marsh	$1,395	$1,330
Guy Carpenter	376	359
Total Risk and Insurance Services	1,771	1,689
Consulting
Mercer	1,041	1,015
Oliver Wyman Group	321	356
Total Consulting	1,362	1,371
Total Operating Segments	3,133	3,060
Corporate/ Eliminations	(7)	(9)
Total	$3,126	$3,051

The following reflects the impact of the transfer discussed above on prior years' segment information:

	Three Months Ended March 31, 2012
(In millions of dollars)	As Reported	Reclassification	Current Presentation
Revenue
Risk and Insurance Services
Marsh	$1,388	$(58)	$1,330
Guy Carpenter	359	—	359
Total Risk and Insurance Services	1,747	(58)	1,689
Consulting
Mercer	957	58	1,015
Oliver Wyman Group	356	—	356
Total Consulting	1,313	58	1,371
Total Operating Segments	3,060	—	3,060
Corporate Eliminations	(9)	—	(9)
Total Revenue	$3,051	$—	$3,051
Operating Income
Risk and Insurance Services	417	(5)	412
Consulting	159	5	164
Total Operating Segments	576	—	576
Corporate Eliminations	(49)	—	(49)
Total Consolidated	$527	$—	$527

The following tables reflect the results for revenue and operating income by segment after the transfer of the Consumer operations business:

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Full Year 2012
Risk and Insurance Services
Marsh	$1,330	$1,364	$1,201	$1,370	$5,265
Guy Carpenter	359	277	250	199	1,085
Total Risk and Insurance Services	1,689	1,641	1,451	1,569	6,350
Consulting
Mercer	1,015	1,017	1,054	1,061	4,147
Oliver Wyman Group	356	381	351	378	1,466
Total Consulting	1,371	1,398	1,405	1,439	5,613
Total operating segments	3,060	3,039	2,856	3,008	11,963
Corporate Eliminations	(9)	(13)	(11)	(6)	(39)
Total Revenue	$3,051	$3,026	$2,845	$3,002	$11,924

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Full Year 2012
Operating Income
Risk and Insurance Services	412	390	222	310	1,334
Consulting	164	183	205	140	692
Total operating segments	576	573	427	450	2,026
Corporate	(49)	(55)	(49)	(44)	(197)
Total Operating Income	527	518	378	406	1,829

17.    New Accounting Guidance

On February 13, 2013 the FASB issued new accounting guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The Company implemented this new guidance for the reporting period ended March 31, 2013. Other than enhanced disclosure, the adoption of this new guidance did not have a material effect on the Company's financial statements.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and Subsidiaries (“the Company”) is a global professional services firm providing advice and solutions principally in the areas of risk, strategy, and human capital. It is the parent company of a number of the world's leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 54,000 employees worldwide and annual revenue of nearly $12 billion, the Company provides analysis, advice and transactional capabilities to clients in over 100 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•
Consulting includes Health, Retirement, Talent and Investments consulting and services, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

Effective January 1, 2013, the Corporate benefits and Association businesses, previously part of Marsh's U.S. Consumer operations, were transferred to Mercer. Also, effective January 1, 2013, Mercer realigned management responsibility for its outsourcing business within its other lines of business. Accordingly, we have reclassified prior year segment data and related disclosures contained in this management's discussion and analysis to conform with current year presentation.
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

Consolidated Results of Operations

For the Three Months Ended March 31,
(In millions, except per share figures)	2013	2012
Revenue	$3,126	$3,051
Expense:
Compensation and Benefits	1,803	1,796
Other Operating Expenses	716	728
Operating Expenses	2,519	2,524
Operating Income	607	527
Income from Continuing Operations	412	354
Discontinued Operations, net of tax	12	—
Net Income Before Non-Controlling Interest	424	354
Net Income Attributable to the Company	$413	$347
Income From Continuing Operations Per Share:
Basic	$0.73	$0.64
Diluted	$0.72	$0.63
Net Income Per Share Attributable to the Company:
Basic	$0.75	$0.64
Diluted	$0.74	$0.63
Average Number of Shares Outstanding:
Basic	548	542
Diluted	557	551
Shares Outstanding at March 31	550	546
The Company's consolidated operating income increased 15% to $607 million in the first quarter of 2013 compared with $527 million in the prior year. This was driven by the combined effect of a 2% increase in revenue and slightly lower expenses as compared to the same period last year. Risk and Insurance Services operating income increased $56 million or 14% increase while Consulting increased $23 million or 14% compared with the same period last year.
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

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Risk and Insurance Services
Marsh	$1,388	$1,321	5%	—%	2%	4%
Guy Carpenter	375	357	5%	1%	—%	4%
Subtotal	1,763	1,678	5%	—%	2%	4%
Fiduciary Interest Income	8	11
Total Risk and Insurance Services	1,771	1,689	5%	—%	2%	3%
Consulting
Mercer	1,041	1,015	3%	—%	—%	3%
Oliver Wyman Group	321	356	(10)%	—%	(2)%	(9)%
Total Consulting	1,362	1,371	(1)%	—%	—%	—%
Corporate/Eliminations	(7)	(9)
Total Revenue	$3,126	$3,051	2%	—%	1%	2%

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Marsh:
EMEA	$594	$577	3%	1%	(1)%	3%
Asia Pacific	147	142	4%	(2)%	—%	6%
Latin America	78	74	5%	(8)%	—%	13%
Total International	819	793	3%	(1)%	—%	5%
U.S. / Canada	569	528	8%	—%	6%	2%
Total Marsh	$1,388	$1,321	5%	—%	2%	4%
Mercer:
Health	$381	$351	9%	—%	2%	6%
Retirement	343	360	(5)%	—%	(3)%	(1)%
Talent	123	125	(1)%	(1)%	4%	(4)%
Investments	194	179	8%	(1)%	1%	9%
Total Mercer	$1,041	$1,015	3%	—%	—%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.
 Revenue
Consolidated revenue for the first quarter of 2013 was $3.1 billion, an increase of 2% on both a reported and underlying basis from the first quarter of 2012.

Revenue in the Risk and Insurance Services segment for the first quarter of 2013 was $1.8 billion, an increase of 5% from the same period last year on a reported basis and 3% on an underlying basis. Marsh experienced underlying revenue growth in all geographies with particularly strong underlying revenue growth of 13% in Latin America and 6% in Asia Pacific. Guy Carpenter's revenue increased 5% on a reported basis and 4% on an underlying basis driven by improved retention rates as well as increased new business. On an underlying basis, Consulting revenue was flat, reflecting an increase of 3% in Mercer and a decrease of 9% in Oliver Wyman.
Operating Expense
Consolidated operating expense in the first quarter of 2013 was slightly lower from the same period of 2012.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2013	2012
Revenue	$1,771	$1,689
Compensation and Benefits	919	881
Other Expenses	384	396
Expense	1,303	1,277
Operating Income	$468	$412
Operating Income Margin	26.4%	24.4%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2013 was $1.8 billion, an increase of 5% on a reported basis and 3% on an underlying basis compared with the same period in 2012.
In Marsh, revenue in the first quarter of 2013 was $1.4 billion, an increase of 5% compared with the same quarter of the prior year, and 4% on an underlying basis. The underlying revenue grew across all major geographic markets. International operations had underlying revenue growth of 5%, reflecting growth of 13% in Latin America; 6% in Asia Pacific; and 3% in EMEA. Underlying revenue increased 2% in the U.S. / Canada division. The increase in underlying revenue was driven by continued strong growth in new business development.
Guy Carpenter's first quarter revenue was $375 million, an increase of 5% on a reported basis, or 4% on an underlying basis. The increase in underlying revenue was driven by new business and higher retention rates.
Expense
Expenses in the Risk and Insurance Services segment increased 2% in the first quarter of 2013 compared with the same period in the prior year, reflecting a 1% increase on an underlying basis and a 1% increase from acquisitions. Underlying expenses increased 1% in the first quarter of 2013 compared with the same period last year reflecting the impact of higher base salaries and pension costs, offset by generally lower other operating expenses.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2013	2012
Revenue	$1,362	$1,371
Compensation and Benefits	796	828
Other Expenses	379	379
Expense	1,175	1,207
Operating Income	$187	$164
Operating Income Margin	13.7%	12.0%

Revenue
Consulting revenue in the first quarter of 2013 decreased 1% on a reported basis but was flat on an underlying basis compared with the same period in 2012. Mercer's revenue was $1.0 billion in the first quarter of 2013, an increase of 3% on both a reported basis and an underlying basis as compared to the same period last year. The increase in underlying revenue was driven by growth in its Health and Investments lines of business, which increased 6% and 9%, respectively, compared with the same period last year. Oliver Wyman's revenue decreased 10% to $321 million in the first quarter of 2013, or 9% on an underlying basis, as ongoing weakness in Europe as well as a slowdown in North America offset expansion in its other, smaller geographic regions.
Expense
Consulting expenses in the first quarter of 2013 decreased 3% on a reported basis compared with the same period in 2012, reflecting a 2% decrease on an underlying basis and a 1% decrease due to the impact of dispositions. The underlying expense decrease in the first quarter of 2013 is primarily due to lower base salaries and executive compensation costs.
Corporate and Other
The following results of Corporate and Other include the run-off of the Corporate Advisory and Restructuring ("CARG") operations:

For the Three Months Ended March 31,
(In millions of dollars)	2013	2012
Corporate Advisory and Restructuring Operating Income	$—	$1
Corporate Expense	(48)	(50)
Total Corporate and Other	$(48)	$(49)
Corporate expenses in the first quarter of 2013 were $48 million compared with $50 million in the prior year. The decrease is primarily due to lower amortization of equity awards in the first quarter of 2013 as compared to the same quarter in the prior year, as the prior year's expense included the impact of accelerated amortization for retirement eligible senior executives.
Interest
Interest income earned on corporate funds amounted to $4 million in the first quarter of 2013 compared with $6 million in the first quarter of 2012 due to lower interest rates. Interest expense decreased $2 million in 2013 compared with the first quarter of 2012. The decrease in interest expense is primarily due to the maturity of senior notes in February of 2013.
Investment Income
For the first three months of 2013, investment income was $21 million, primarily related to the Company's private equity investment in Trident II, which divested its remaining position in the common stock of Axis. For the three months of 2012, the Company recorded $20 million of investment income, primarily due to mark-to-market gains on private equity fund investments.
Income Taxes

The Company's effective tax rate in the first quarter of 2013 was 29.9%. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first quarter of 2012 was 30.2%.

The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2013 the forecasted pre-tax income in the U.K., Australia, Canada and France are expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 23%, 30%, 27% and 42%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. Discussions continue within Congress and the Administration about broad reform of the corporate tax system in the US. It is not possible to predict the ultimate outcome of these discussions. Future legislation could have a material impact on our effective tax rate and consolidated financial statements due to reforms that could include changes in the corporate tax rate and in the way US corporations are taxed on foreign earnings.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $117 million at December 31, 2012 to $113 million at March 31, 2013. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $21 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

For the Three Months Ended March 31,
(In millions of dollars, except per share figures)	2013	2012
Disposals of discontinued operations	$1	$—
Income tax expense (credit)	(11)	—
Disposals of discontinued operations, net of tax	12	—
Discontinued operations, net of tax	$12	$—
Discontinued operations, net of tax per share
– Basic	$0.02	$—
– Diluted	$0.02	$—
The credits in discontinued operations for the three months ended March 31, 2013 primarily results from tax indemnities related to the Putnam sales.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2012, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations of which all but approximately $80 million is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2013 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company’s cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $593 million of cash from operations for the three months ended March 31, 2013, compared with $503 million used by operations for the same period in 2012. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets. During the first quarter of 2013, the Company made $320 million of discretionary pension contributions, discussed in more detail below, compared to $200 million for the same period in 2012.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first quarter of 2013, the Company contributed $396 million to its non-U.S. pension plans and $6 million to its U.S. pension plans, including discretionary contributions of $250 million to its U.K. pension plan and $70 million to its Canadian plan. During the first three months of 2012, the Company contributed $167 million to its non-U.S. plans and $106 million to its U.S. plans, including discretionary contributions of $100 million to its U.S. plans and $100 million to its non-U.S. plans.

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

The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 82% of non-U.S. plan assets. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different than those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. The current funding plan was based on assumptions (including interest rates, inflation, salary increases and mortality) that reflected market conditions as of year-end 2009, was agreed to in early 2011 and forms the basis for the Company's aggregate contributions to the U.K. plans for 2011 through 2013. During the first three months of 2013, the Company made required contributions of $76 million to its non-U.S. defined benefit pension plans, including amounts called for under the U.K. funding plan. Additionally, the Company made a $250 million discretionary contribution to the U.K. plans and $70 million to its Canadian plan. The Company expects to fund an additional $227 million to its non-U.S. plans over the remainder of 2013, of which approximately half relates to the U.K. plans. For the entire year, the U.K. plans represent approximately two thirds of the total non-U.S. required contributions. The valuation of the U.K. pension plan at December 31, 2012 that results from the negotiation process described above will determine funding that is expected to become applicable in 2014.
Financing Cash Flows
Net cash used for financing activities was $364 million for the period ended March 31, 2013 compared with $145 million net cash used for the same period in 2012.
During the first quarter of 2013, the Company used cash to repay its 4.85% fixed rate $250 million senior notes that matured.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes to fund the maturing notes.
The Company paid dividends on its common shares of $127 million ($0.23 per share) during the first three months of 2013, as compared with $121 million ($0.22 per share) during the first three months of 2012.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2013.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at March 31, 2013.
The Company's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a positive outlook from Moody's and a stable outlook from Standard & Poor's.
During the first three months of 2013, the Company paid $3 million of contingent payments related to acquisitions made in prior periods. In the first quarter of 2012, the Company paid $13 million of contingent payments related to acquisitions made in prior periods.
During the three months of 2013, the Company repurchased 2.7 million of its common stock for consideration of $100 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $223 million. The Company did not repurchase any shares in the first quarter of 2012.
Investing Cash Flows
Cash provided by investing activities amounted to $8 million in the first three months of 2013, compared with $116 million used during the same period in 2012.
The Company made no acquisitions during the first three months of 2013.
The Company made six acquisitions in the first three months of 2012. Cash used for these acquisitions, net of cash acquired, was approximately $53 million. In addition, in the first quarter of 2012, the Company paid $7 million of deferred purchase consideration related to acquisitions made in prior years.
The Company used cash of $88 million to purchase fixed assets and capitalized software in the first three months of 2013 compared with $51 million in the first three months of 2012, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $40 million in two private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2013 (dollars in millions):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$10	$10	$—	$—	$—
Long-term debt	2,711	—	871	273	1,567
Interest on long-term debt	1,257	154	266	209	628
Net operating leases	2,400	344	564	423	1,069
Service agreements	340	120	113	76	31
Other long-term obligations	139	36	95	6	2
Purchases commitments	33	18	15	—	—
Total	$6,890	$682	$1,924	$987	$3,297
The above does not include unrecognized tax benefits of $113 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $7 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 ("Guarantees") as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.7 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. In 2013, the Company expects to contribute approximately $19 million and $227 million to its U.S. and non-U.S. pension plans, respectively.
New Accounting Guidance
Note 17 to the consolidated financial statements contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	March 31, 2013
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,263
Fiduciary cash and investments	$4,396
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 9 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $3 million.
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
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Publicly traded investments of $19 million are classified as available for sale. Non-publicly traded investments of $16 million are accounted for using the cost method and $59 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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

Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities

In August 2011, the Board of Directors of the Company authorized share repurchases up to a dollar value of $500 million of the Company's common stock. This was in addition to a September 2010 authorization to repurchase shares of the Company's common stock up to a dollar value of $500 million. The Company repurchased approximately 2.7 million shares of its common stock for $100 million during the first quarter of 2013. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $224 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	__	__	__
February 1-28, 2013	350,000	$37.0668	350,000	$310,631,593
March 1-31, 2013	2,346,258	$37.0891	2,346,258	$223,605,897
Total Q1 2013	2,696,258	$37.0881	2,696,258	$223,605,897

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

Date:	May 8, 2013	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	May 8, 2013	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.2	Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.3	Letter Agreement, dated as of January 3, 2012, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

10.4	Non-Competition and Non-Solicitation Agreement, effective as of February 1, 2012, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase