Form 10-Q/A
period 2013-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2013-05-10
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q/A Filing
(Amendment No. 1)
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

Explanatory Note
Marsh & McLennan Companies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Form 10-Q”) solely to correct a typographical error in the conformed signatures to Exhibit 32.1 originally filed with the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made pursuant to this Amendment No. 1 to the Company's financial statements or any other disclosure contained in the Form 10-Q.

Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2013	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	May 9, 2013	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1*	Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.2*	Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.3*	Letter Agreement, dated as of January 3, 2012, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

10.4*	Non-Competition and Non-Solicitation Agreement, effective as of February 1, 2012, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

* Previously filed as part of our Quarterly Report on Form 10-Q for the period ended March 31, 2013 with the Securities and Exchange Commission on May 8, 2013, which this Amendment No. 1 on Form 10-Q/A amends.