Form 10-Q
period 2013-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2013-08-08
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2013, there were outstanding 549,611,971 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

•	our exposure to potential liabilities arising from errors and omissions claims against us;

•	our ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from the businesses we acquire;

•	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

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

•
our ability to successfully recover should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2013	2012	2013	2012
Revenue:	$3,088	$3,026	$6,214	$6,077
Expense:
Compensation and benefits	1,766	1,776	3,569	3,572
Other operating expenses	745	732	1,461	1,460
Operating expenses	2,511	2,508	5,030	5,032
Operating income	577	518	1,184	1,045
Interest income	4	6	8	12
Interest expense	(40)	(45)	(84)	(91)
Investment income	23	4	44	24
Income before income taxes	564	483	1,152	990
Income tax expense	164	144	340	297
Income from continuing operations	400	339	812	693
Discontinued operations, net of tax	(5)	(2)	7	(2)
Net income before non-controlling interests	395	337	819	691
Less: Net income attributable to non-controlling interests	7	8	18	15
Net income attributable to the Company	$388	$329	$801	$676
Basic net income per share – Continuing operations	$0.71	$0.61	$1.45	$1.24
– Net income attributable to the Company	$0.71	$0.60	$1.46	$1.24
Diluted net income per share – Continuing operations	$0.70	$0.60	$1.42	$1.23
– Net income attributable to the Company	$0.69	$0.59	$1.44	$1.22
Average number of shares outstanding – Basic	551	545	549	544
– Diluted	559	553	558	552
Shares outstanding at June 30	549	544	549	544

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net income before non-controlling interests	$395	$337	$819	$691
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(85)	(191)	(345)	(29)
Unrealized investment loss	(1)	—	(1)	(1)
Gain related to pension/post-retirement plans	50	120	302	134
Other comprehensive income (loss), before tax	(36)	(71)	(44)	104
Income tax expense on other comprehensive income (loss)	20	21	84	31
Other comprehensive income (loss), net of tax	(56)	(92)	(128)	73
Comprehensive income	339	245	691	764
Less: comprehensive income attributable to non-controlling interest	7	8	18	15
Comprehensive income attributable to the Company	$332	$237	$673	$749

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share figures)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,230	$2,301
Receivables
Commissions and fees	3,162	2,858
Advanced premiums and claims	64	62
Other	219	244
	3,445	3,164
Less-allowance for doubtful accounts and cancellations	(100)	(106)
Net receivables	3,345	3,058
Current deferred tax assets	410	410
Other current assets	229	194
Total current assets	5,214	5,963
Goodwill and intangible assets	7,281	7,261
Fixed assets (net of accumulated depreciation and amortization of $1,595 at June 30, 2013 and $1,582 at December 31, 2012)	804	809
Pension related assets	668	260
Deferred tax assets	1,129	1,223
Other assets	742	772
	$15,838	$16,288

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except per share figures)	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$10	$260
Accounts payable and accrued liabilities	1,786	1,721
Accrued compensation and employee benefits	858	1,473
Accrued income taxes	171	110
Dividends payable	139	—
Total current liabilities	2,964	3,564
Fiduciary liabilities	4,563	3,992
Less – cash and investments held in a fiduciary capacity	(4,563)	(3,992)
	—	—
Long-term debt	2,703	2,658
Pension, post-retirement and post-employment benefits	1,979	2,094
Liabilities for errors and omissions	440	460
Other liabilities	906	906
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2013
and December 31, 2012	561	561
Additional paid-in capital	1,002	1,107
Retained earnings	9,036	8,628
Accumulated other comprehensive loss	(3,435)	(3,307)
Non-controlling interests	67	64
	7,231	7,053
Less – treasury shares, at cost, 11,596,053 shares at June 30, 2013
and 15,133,774 shares at December 31, 2012	(385)	(447)
Total equity	6,846	6,606
	$15,838	$16,288
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2013	2012
Operating cash flows:
Net income before non-controlling interests	$819	$691
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	142	133
Amortization of intangible assets	35	34
Adjustments to acquisition related contingent consideration liability	10	—
Provision for deferred income taxes	71	25
Gain on investments	(44)	(24)
Loss on disposition of assets	5	12
Stock option expense	12	20
Changes in assets and liabilities:
Net receivables	(283)	(193)
Other current assets	(34)	(29)
Other assets	(498)	(37)
Accounts payable and accrued liabilities	27	(218)
Accrued compensation and employee benefits	(615)	(484)
Accrued income taxes	53	49
Other liabilities	124	68
Effect of exchange rate changes	13	19
Net cash (used for) provided by operations	(163)	66
Financing cash flows:
Purchase of treasury shares	(250)	(100)
Proceeds from debt	50	248
Repayments of debt	(255)	(254)
Shares withheld for taxes on vested units – treasury shares	(68)	(89)
Issuance of common stock from treasury shares	206	95
Payments of contingent consideration for acquisitions	(5)	(14)
Distributions of non-controlling interests	(15)	(4)
Dividends paid	(255)	(242)
Net cash used for financing activities	(592)	(360)
Investing cash flows:
Capital expenditures	(192)	(149)
Net sales of long-term investments	82	(8)
Proceeds from sales of fixed assets	2	1
Dispositions	3	2
Acquisitions	(91)	(129)
Other, net	2	(1)
Net cash used for investing activities	(194)	(284)
Effect of exchange rate changes on cash and cash equivalents	(122)	(31)
Decrease in cash and cash equivalents	(1,071)	(609)
Cash and cash equivalents at beginning of period	2,301	2,113
Cash and cash equivalents at end of period	$1,230	$1,504
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Six Months Ended June 30,
(In millions, except per share figures)	2013	2012
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,107	$1,156
Change in accrued stock compensation costs	(69)	(79)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(36)	(25)
Purchase of subsidiary shares from non-controlling interests	—	1
Balance, end of period	$1,002	$1,053
RETAINED EARNINGS
Balance, beginning of year	$8,628	$7,949
Net income attributable to the Company	801	676
Dividend equivalents declared (per share amounts: $0.71 in 2013 and $0.67 in 2012)	(3)	(4)
Dividends declared – (per share amounts: $0.71 in 2013 and $0.67 in 2012)	(390)	(364)
Balance, end of period	$9,036	$8,257
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(3,307)	$(3,188)
Other comprehensive income (loss), net of tax	(128)	73
Balance, end of period	$(3,435)	$(3,115)
TREASURY SHARES
Balance, beginning of year	$(447)	$(595)
Issuance of shares under stock compensation plans and employee stock purchase plans	312	212
Purchase of treasury shares	(250)	(100)
Balance, end of period	$(385)	$(483)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$64	$57
Net income attributable to non-controlling interests	18	15
Dividends and other changes	(15)	(1)
Balance, end of period	$67	$71
TOTAL EQUITY	$6,846	$6,344
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

2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, although the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) and the amended Items 7 and 8 of the Annual Report filed May 10, 2013.
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and six month periods ended June 30, 2013 and 2012.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $240 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded gains of $4 million on its investment in Trident II for the three months ended June 30, 2012, and $20 million and $24 million for the six months ended June 30, 2013 and 2012, respectively, including $15 million of deferred performance fees recognized in the first quarter of 2013. Trident II has now harvested substantially all its portfolio investments and there are no remaining capital commitments for this fund. The Company has recognized substantially all of the performance fees related to its general partnership interest in Trident II. Investment income for the three and six months ended June 30, 2013 includes $21 million of performance fees, which had been deferred, that are no longer subject to claw-back from Trident III. Trident III is a private equity fund created in 2003. No Trident III-related investment income had been recognized since 2006, when MMC contributed its limited partnership investment interest to its U.K. pension plan. The Company continues to hold a general partnership interest in Trident III. At June 30, 2013, the Company has a deferred performance fees of $32 million related to Trident III included in the consolidated balance sheet. Recognition of these deferred fees will only occur as investments are harvested and the performance fees are no longer subject to claw-back. Timing of this is unknown and is not controlled by the Company.
Income Taxes

The Company's effective tax rate in the second quarter of 2013 was 28.9% compared with 29.8% in the second quarter of 2012. These rates reflect non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first six months of 2013 was 29.5% compared with 30.0% for the first six months of 2012. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation as well as the impact of discrete tax matters such as the resolution of tax examinations.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from
$117 million at December 31, 2012 to $120 million at June 30, 2013. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $22 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

During the second quarter of 2013 the Company settled federal tax audits with the IRS for the years 2007 and 2009 through 2011.

3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $14 million and $21 million for the six-month periods ended June 30, 2013 and 2012, respectively. The Consulting segment recorded fiduciary interest income of $2 million and $1 million in each of the six-month periods ended June 30, 2013 and 2012, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $9.6 billion at June 30, 2013 and $9.1 billion at December 31, 2012. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
In the first quarter of 2013, the share based payment awards with non-forfeitable rights to dividends became fully vested. As a result, the Company is no longer required to use the two-class method and in the first quarter of 2013 used the treasury stock method to calculate EPS. There was no difference in the earnings per share calculations when comparing the two-class method to the treasury stock method in any quarter of 2012. Therefore, the prior period information in the chart below shows the earnings per share calculation using the treasury stock method, consistent with current year presentation.
Basic net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average number of outstanding shares of the Company’s common stock.
Diluted net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliations of the applicable income components used for diluted EPS - Continuing operations and basic weighted average common shares outstanding to diluted weighted average common shares outstanding are presented below. The reconciling items related to the calculation of diluted weighted average common shares outstanding are the same for net income attributable to the Company.

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2013	2012	2013	2012
Net income from continuing operations	$400	$339	$812	$693
Less: Net income attributable to non-controlling interests	7	8	18	15
	$393	$331	$794	$678
Basic weighted average common shares outstanding	551	545	549	544
Dilutive effect of potentially issuable common shares	8	8	9	8
Diluted weighted average common shares outstanding	559	553	558	552
Average stock price used to calculate common stock equivalents	$39.15	$32.31	$37.68	$32.13
There were 26.5 million and 37.3 million stock options outstanding as of June 30, 2013 and 2012, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2013 and 2012.

(In millions of dollars)	2013	2012
Assets acquired, excluding cash	$126	$131
Liabilities assumed	(24)	(31)
Contingent/deferred purchase consideration	(14)	(18)
Net cash outflow for current year acquisitions	88	82
Deferred purchase consideration from prior years' acquisitions	3	47
Net cash outflow for acquisitions	$91	$129

(In millions of dollars)	2013	2012
Interest paid	$89	$92
Income taxes paid	$185	$160
The Company had non-cash issuances of common stock under its share-based payment plans of $138 million and $181 million, respectively for the six months ended June 30, 2013 and 2012. The Company recorded stock-based compensation expense related to equity awards of $54 million and $80 million for the six-month periods ended June 30, 2013 and 2012, respectively.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the period ended June 30, 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Beginning Balance	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	(1)	121	(340)	(220)
Amounts reclassified from accumulated other comprehensive income	—	92	—	92
Net current period other comprehensive income (loss)	(1)	213	(340)	(128)
Ending Balance	$3	$(3,238)	$(200)	$(3,435)

The components of other comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and 2012 are as follows:

Three Months Ended June 30,	2013			2012
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(85)	$(1)	$(84)	$(191)	$(14)	$(177)
Unrealized investment gains (losses)	(1)	—	(1)	—	1	(1)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(5)	(2)	(3)	(8)	—	(8)
Net actuarial losses (a)	78	28	50	68	1	67
Subtotal	73	26	47	60	1	59
Foreign currency translation adjustments	(23)	(5)	(18)	60	33	27
Pension/post-retirement plans losses	50	21	29	120	34	86
Other comprehensive income (loss)	$(36)	$20	$(56)	$(71)	$21	$(92)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

Six Months Ended June 30,	2013			2012
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(345)	$(5)	$(340)	$(29)	$(14)	$(15)
Unrealized investment gains (losses)	(1)	—	(1)	(1)	2	(3)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(11)	(4)	(7)	(16)	(5)	(11)
Net actuarial losses (a)	156	57	99	134	43	91
Subtotal	145	53	92	118	38	80
Foreign currency translation adjustments	157	36	121	16	5	11
Pension/post-retirement plans losses	302	89	213	134	43	91
Other comprehensive income (loss)	$(44)	$84	$(128)	$104	$31	$73
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company completed two acquisitions during the first six months of 2013.
During June 2013, Marsh acquired Rehder y Asociados Group, a leading insurance adviser in Peru. The business includes the insurance broker Rehder y Asociados and employee health and benefits specialist, Humanasalud. Marsh also completed the acquisitions of Franco & Acra Tecniseguros, the leading insurance advisor in the Dominican Republic.

Total purchase consideration for acquisitions made during the six months of 2013 was $109 million, which consisted of cash paid of $95 million and deferred purchase and estimated contingent consideration of $14 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $3 million of deferred purchase consideration and $5 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2013 based on their fair values:

For the Six Months Ended June 30, 2013
(Amounts in millions)
Cash	$95
Estimated fair value of deferred/contingent consideration	14
Total Consideration	$109
Allocation of purchase price:
Cash and cash equivalents	$7
Accounts receivable, net	7
Property, plant, and equipment	4
Intangible assets	51
Goodwill	62
Other assets	2
Total assets acquired	133
Current liabilities	10
Other liabilities	14
Total liabilities assumed	24
Net assets acquired	$109

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
Total purchase consideration for acquisitions made during the first six months of 2012 was $183 million which consisted of cash paid of $103 million and estimated contingent consideration of $18 million, and cash held in escrow of $62 million that was released in the first quarter of 2013. The Company also paid $61 million of deferred purchase and contingent consideration related to acquisitions made in prior years.
Pending Acquisitions
Subsequent to June 30, 2013, Oliver Wyman made an acquisition for an aggregate purchase price of approximately $30 million and given the timing of this transaction, the initial accounting for the business combination is not yet complete.
Pro-Forma Information
The Company made two acquisitions during the second quarter of 2013. The actual 2013 results do not include any revenue or operating income from these acquisitions due to their timing. The Company does not believe its acquisitions have been material in the aggregate. The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during the first six months of 2013 and 2012. In accordance with accounting guidance related to pro-forma disclosure, the information presented for 2013 acquisitions is as if they occurred on January 1, 2012 and reflects acquisitions made in 2012 as if they occured on January 1, 2011. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2013	2012	2013	2012
Revenue	$3,099	$3,061	$6,237	$6,153
Income from continuing operations	$404	$344	$817	$701
Net income attributable to the Company	$391	$334	$806	$684
Basic net income per share:
– Continuing operations	$0.72	$0.62	$1.45	$1.26
– Net income attributable to the Company	$0.71	$0.61	$1.47	$1.25
Diluted net income per share:
– Continuing operations	$0.71	$0.61	$1.43	$1.24
– Net income attributable to the Company	$0.70	$0.60	$1.44	$1.24

8.     Dispositions

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars, except per share figures)	2013	2012	2013	2012
Loss from discontinued operations, net of tax	$—	$(2)	$—	$(2)
Disposals of discontinued operations	(6)	—	(5)	—
Income tax credit	(1)	—	(12)	—
Disposals of discontinued operations, net of tax	(5)	—	7	—
Discontinued operations, net of tax	$(5)	$(2)	$7	$(2)
Discontinued operations, net of tax per share
– Basic	$—	$(0.01)	$0.01	$—
– Diluted	$(0.01)	$(0.01)	$0.02	$(0.01)

The three and six months ended June 30, 2013 includes estimated costs covered under the indemnity related to the Kroll sale. The six months ended June 30, 2013 also includes tax indemnities related to the Putnam sale.

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
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions of dollars)	2013	2012
Balance as of January 1, as reported	$6,792	$6,562
Goodwill acquired	62	113
Other adjustments(a)	(50)	(32)
Balance at June 30, 2013	$6,804	$6,643

(a)	Primarily reflects the impact of foreign exchange in each year.
Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.6 billion and Consulting, $2.2 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	June 30, 2013			December 31, 2012
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$849	$372	$477	$814	$345	$469
Aggregate amortization expense for the six months ended June 30, 2013 and 2012 was $35 million and $34 million, respectively, and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2013 (excludes amortization through June 30, 2013)	$36
2014	70
2015	69
2016	60
2017	54
Subsequent years	188
$477

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

U.S. Municipal Bonds - Level 2
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

Senior Notes due 2014 - Level 2
The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the amortized cost of those notes adjusted by the fair value of the interest rate swap derivative, discussed above. In the first quarter of 2012, the Company entered into two interest rate swaps that effectively convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps is recorded on the balance sheet. The carrying value of the debt related to these swaps is adjusted by an equal amount (See Note 12).

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	06/30/13	12/31/12	06/30/13	12/31/12	06/30/13	12/31/12	06/30/13	12/31/12
Assets:
Financial instruments owned:
Mutual funds(a)	$138	$139	$—	$—	$—	$—	$138	$139
Money market funds(b)	24	483	—	—	—	—	24	483
Interest rate swap derivatives(c)	—	—	5	6	—	—	5	6
Total assets measured at fair value	$162	$622	$5	$6	$—	$—	$167	$628
Fiduciary Assets:
U.S. Municipal Bonds	$—	$—	$2	$3	$—	$—	$2	$3
Money market funds	4	149	—	—	—	—	4	149
Total fiduciary assets measured at fair value	$4	$149	$2	$3	$—	$—	$6	$152
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$81	$63	$81	$63
Senior Notes due 2014(e)	—	—	255	256	—	—	255	256
Total liabilities measured at fair value	$—	$—	$255	$256	$81	$63	$336	$319

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long term debt in the consolidated balance sheets.
During the six-month period ended June 30, 2013, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of June 30, 2013 and 2012 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2013	2012
Balance at January 1,	$63	$110
Additions	13	18
Payments	(5)	(14)
Revaluation Impact	10	2
Balance at June 30,	$81	$116
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $10 million in the six-month period ended June 30, 2013. A 5% increase in the above mentioned projections would increase the liability by approximately $16 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $14 million.
Fair Value of Long-term Investments
The Company has certain long-term investments, primarily related to investments in non-publicly traded private equity funds of $12 million and $16 million at June 30, 2013 and December 31, 2012 carried on the cost basis for which there are no readily available market prices. The carrying values of these investments approximates their fair value. Management's estimate of the fair value of these non-publicly traded investments is based on valuation methodologies including estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments would be classified as Level 3 in the fair value hierarchy and are included in Other assets in the consolidated balance sheets.

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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. As of June 30, 2013, the actual allocation for the U.S. Plan was 60% equities and equity alternatives and 40% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 82% of non-U.S. Plan assets, is 53% equities and equity alternatives and 47% fixed income. As of June 30, 2013, the actual allocation for the U.K. Plan was 53% equities and equity alternatives and 47% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$61	$60	$—	$—
Interest cost	144	149	3	3
Expected return on plan assets	(225)	(225)	—	—
Amortization of prior service credit	(6)	(5)	—	(3)
Recognized actuarial loss	80	68	1	—
Net periodic benefit cost	$54	$47	$4	$—

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$125	$121	$2	$2
Interest cost	289	297	6	6
Expected return on plan assets	(453)	(451)	—	—
Amortization of prior service credit	(11)	(10)	—	(6)
Recognized actuarial loss	158	134	1	—
Net periodic benefit cost	$108	$91	$9	$2

U.S. Plans only	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$25	$23	$—	$—
Interest cost	57	58	2	2
Expected return on plan assets	(81)	(80)	—	—
Amortization of prior service credit	(4)	(4)	—	(3)
Recognized actuarial loss (gain)	53	39	—	(1)
Net periodic benefit cost (credit)	$50	$36	$2	$(2)

U.S. Plans only	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$52	$47	$1	$1
Interest cost	114	115	4	4
Expected return on plan assets	(162)	(161)	—	—
Amortization of prior service credit	(8)	(8)	—	(6)
Recognized actuarial loss (gain)	104	76	—	(1)
Net periodic benefit cost (credit)	$100	$69	$5	$(2)

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$36	$37	$—	$—
Interest cost	87	91	1	1
Expected return on plan assets	(144)	(145)	—	—
Amortization of prior service credit	(2)	(1)	—	—
Recognized actuarial loss	27	29	1	1
Net periodic benefit cost	$4	$11	$2	$2

Significant non-U.S. Plans only	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$73	$74	$1	$1
Interest cost	175	182	2	2
Expected return on plan assets	(291)	(290)	—	—
Amortization of prior service cost	(3)	(2)	—	—
Recognized actuarial loss	54	58	1	1
Net periodic benefit cost	$8	$22	$4	$4

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
June 30,	2013	2012	2013	2012
Weighted average assumptions:
Expected return on plan assets	7.66%	8.04%	—%	—%
Discount rate	4.38%	4.91%	4.32%	5.05%
Rate of compensation increase	2.43%	3.09%	—%	—%
The Company made approximately $473 million of contributions to its U.S. and non-U.S. defined benefit plans in the first six months of 2013, including $250 million and $70 million of discretionary contributions to its U.K. and Canadian pension plans, respectively. The Company expects to contribute approximately $175 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2013.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	June 30, 2013	December 31, 2012
Short-term:
Current portion of long-term debt	$10	$260
Long-term:
Senior notes – 4.850% due 2013	—	250
Senior notes – 5.875% due 2033	297	296
Senior notes – 5.375% due 2014	325	326
Senior notes – 5.75% due 2015	479	479
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	398	398
Senior notes – 4.80% due 2021	497	497
Mortgage – 5.70% due 2035	417	422
Term Loan Facility - due 2016	50	—
Other	1	1
	2,713	2,918
Less current portion	10	260
	$2,703	$2,658
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
In February 2013, the Company repaid its 4.850% fixed rate $250 million senior notes that matured using cash.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter of 2012 to fund the maturing notes.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency unsecured revolving credit facility which expires in October 2016. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2013.
In December 2012, the Company closed on a $50 million, three-year draw term loan facility. The interest rate on this facility at June 30, 2013 was 1.44%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at June 30, 2013.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties pay the Company a fixed rate of 5.375% and the Company pays interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments, and in accordance with applicable accounting guidance, are deemed to be perfectly effective. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the year-to-date periods ended June 30, 2013 and 2012 are as follows:

	2013			2012
Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect	Loss on Swaps	Gain on Notes	Net Income Effect
Other Operating Expenses	$(1)	$1	$—	$—	$—	$—

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

	June 30, 2013		December 31, 2012
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$10	$10	$260	$261
Long-term debt	$2,703	$2,939	$2,658	$2,986

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

13.    Restructuring Costs
The Company recorded total restructuring costs of $13 million in the first six months of 2013, related to severance and future rent under non-cancelable leases.
Details of the activity from January 1, 2012 through June 30, 2013 regarding restructuring activities, which includes liabilities from actions prior to 2013, are as follows:

(In millions of dollars)	Liability at 1/1/12	Amounts Accrued	Cash Paid	Other	Liability at 12/31/12	Amounts Accrued	Cash Paid	Other	Liability at 6/30/13
Severance	$27	$46	$(38)	$1	$36	$7	$(26)	$(2)	$15
Future rent under non-cancelable leases and other costs	154	32	(50)	(2)	134	6	(21)	1	120
Total	$181	$78	$(88)	$(1)	$170	$13	$(47)	$(1)	$135
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.

14.    Common Stock
During the first six months of 2013, the Company repurchased 6.4 million shares of its common stock for consideration of $250 million. In May 2013, the Board of Directors of the Company authorized share repurchases of up to $1 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $862 million. During the first six months of 2012, the Company repurchased 3.1 million shares of its common stock for consideration of $100 million.

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

Other Contingencies-Guarantees

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2013, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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
Selected information about the Company’s operating segments for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2013 –
Risk and Insurance Services	$1,688	(a)	$421	$3,459	(c)	$889
Consulting	1,410	(b)	205	2,772	(d)	392
Total Operating Segments	3,098		626	6,231		1,281
Corporate / Eliminations	(10)		(49)	(17)		(97)
Total Consolidated	$3,088		$577	$6,214		$1,184
2012–
Risk and Insurance Services	$1,641	(a)	$390	$3,330	(c)	$802
Consulting	1,398	(b)	183	2,769	(d)	347
Total Operating Segments	3,039		573	6,099		1,149
Corporate / Eliminations	(13)		(55)	(22)		(104)
Total Consolidated	$3,026		$518	$6,077		$1,045

(a)
Includes inter-segment revenue of $3 million and $2 million in 2013 and 2012 respectively, interest income on fiduciary funds of $6 million and $10 million in 2013 and 2012, respectively, and equity method income of $7 million and $9 million in 2013 and 2012, respectively.

(b)	Includes inter-segment revenue of $7 million and $11 million in 2013 and 2012, respectively, and interest income on fiduciary funds of $1 million in 2013 and 2012.

(c)
Includes inter-segment revenue of $3 million in both 2013 and 2012, interest income on fiduciary funds of $14 million and $21 million in 2013 and 2012, respectively, and equity method income of $8 million and $10 million in 2013 and 2012, respectively.

(d)	Includes inter-segment revenue of $14 million and $19 million in 2013 and 2012, respectively, and interest income on fiduciary funds of $2 million and $1 million in 2013 and 2012, respectively.

Details of operating segment revenue for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2013	2012	2013	2012
Risk and Insurance Services
Marsh	$1,402	$1,364	$2,797	$2,694
Guy Carpenter	286	277	662	636
Total Risk and Insurance Services	1,688	1,641	3,459	3,330
Consulting
Mercer	1,044	1,017	2,085	2,032
Oliver Wyman Group	366	381	687	737
Total Consulting	1,410	1,398	2,772	2,769
Total Operating Segments	3,098	3,039	6,231	6,099
Corporate/ Eliminations	(10)	(13)	(17)	(22)
Total	$3,088	$3,026	$6,214	$6,077

The following reflects the impact of the transfer discussed above on prior year's segment information:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In millions of dollars)	As Reported	Reclassification	Current Presentation	As Reported	Reclassification	Current Presentation
Revenue
Risk and Insurance Services
Marsh	$1,421	$(57)	$1,364	$2,809	$(115)	$2,694
Guy Carpenter	277	—	277	636	—	636
Total Risk and Insurance Services	1,698	(57)	1,641	3,445	(115)	3,330
Consulting
Mercer	960	57	1,017	1,917	115	2,032
Oliver Wyman Group	381	—	381	737	—	737
Total Consulting	1,341	57	1,398	2,654	115	2,769
Total Operating Segments	3,039	—	3,039	6,099	—	6,099
Corporate Eliminations	(13)	—	(13)	(22)	—	(22)
Total Revenue	$3,026	$—	$3,026	$6,077	$—	$6,077
Operating Income
Risk and Insurance Services	$401	$(11)	$390	$818	$(16)	$802
Consulting	172	11	183	331	16	347
Total Operating Segments	573	—	573	1,149	—	1,149
Corporate Eliminations	(55)	—	(55)	(104)	—	(104)
Total Consolidated	$518	$—	$518	$1,045	$—	$1,045

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
In the first quarter of 2012, the Company adopted new accounting guidance related to the presentation of Comprehensive Income. The new guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Other than enhanced disclosure, adoption of this new guidance did not have a material effect on the Company's financial statements.
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

In June 2013, Marsh completed the acquisition of Rehder y Asociados Group, a leading insurance adviser in Peru. This transaction included the employee health and benefits specialist Humanasalud. Marsh also completed the acquisitions of Franco Acra, the leading insurance advisor in the Dominican Republic.

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

Consolidated Results of Operations

	Second Quarter		Six Months
(In millions, except per share figures)	2013	2012	2013	2012
Revenue	$3,088	$3,026	$6,214	$6,077
Expense:
Compensation and Benefits	1,766	1,776	3,569	3,572
Other Operating Expenses	745	732	1,461	1,460
Operating Expenses	2,511	2,508	5,030	5,032
Operating Income	577	518	1,184	1,045
Income from Continuing Operations	400	339	812	693
Discontinued Operations, net of tax	(5)	(2)	7	(2)
Net Income Before Non-Controlling Interest	395	337	819	691
Net Income Attributable to the Company	$388	$329	$801	$676
Income From Continuing Operations Per Share:
Basic	$0.71	$0.61	$1.45	$1.24
Diluted	$0.70	$0.60	$1.42	$1.23
Net Income Per Share Attributable to the Company:
Basic	$0.71	$0.60	$1.46	$1.24
Diluted	$0.69	$0.59	$1.44	$1.22
Average Number of Shares Outstanding:
Basic	551	545	549	544
Diluted	559	553	558	552
Shares Outstanding at June 30	549	544	549	544
The Company's consolidated operating income increased 12% to $577 million in the second quarter of 2013 compared with $518 million in the prior year. This was driven by the combined effect of a 2% increase in revenue and slightly lower expenses as compared to the same period last year. Risk and Insurance Services operating income increased $31 million or 8% while Consulting increased $22 million or 12% compared with the same period last year.
The Company reported consolidated operating income of approximately $1.2 billion in the first six months of 2013 compared with consolidated operating income of $1 billion in the prior year, reflecting increases of $87 million in Risk and Insurance Services, $45 million in Consulting and a decrease in corporate expense of $7 million.
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

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Risk and Insurance Services
Marsh	$1,397	$1,356	3%	(1)%	2%	3%
Guy Carpenter	285	275	4%	(2)%	1%	5%
Subtotal	1,682	1,631	3%	(1)%	1%	3%
Fiduciary Interest Income	6	10
Total Risk and Insurance Services	1,688	1,641	3%	(1)%	1%	3%
Consulting
Mercer	1,044	1,017	3%	(1)%	(1)%	4%
Oliver Wyman Group	366	381	(4)%	—	(1)%	(4)%
Total Consulting	1,410	1,398	1%	—	(1)%	2%
Corporate/Eliminations	(10)	(13)
Total Revenue	$3,088	$3,026	2%	(1)%	—	3%

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Marsh:
EMEA	$455	$455	—	(1)%	(1)%	1%
Asia Pacific	184	181	2%	(3)%	—	5%
Latin America	88	87	2%	(8)%	—	10%
Total International	727	723	—	(2)%	—	3%
U.S. / Canada	670	633	6%	—	4%	2%
Total Marsh	$1,397	$1,356	3%	(1)%	2%	3%
Mercer:
Health	$376	$353	7%	—	1%	6%
Retirement	338	350	(4)%	(1)%	(4)%	2%
Talent	133	132	—	(2)%	3%	(2)%
Investments	197	182	8%	(1)%	—	9%
Total Mercer	$1,044	$1,017	3%	(1)%	(1)%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Risk and Insurance Services
Marsh	$2,785	$2,677	4%	(1)%	2%	3%
Guy Carpenter	660	632	4%	—	—	5%
Subtotal	3,445	3,309	4%	(1)%	2%	3%
Fiduciary Interest Income	14	21
Total Risk and Insurance Services	3,459	3,330	4%	(1)%	2%	3%
Consulting
Mercer	2,085	2,032	3%	(1)%	—	3%
Oliver Wyman Group	687	737	(7)%	—	(1)%	(6)%
Total Consulting	2,772	2,769	—	—	(1)%	1%
Corporate/Eliminations	(17)	(22)
Total Revenue	$6,214	$6,077	2%	(1)%	1%	2%

The following table provides more detailed revenue information for certain of the components presented above:

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Marsh:
EMEA	$1,049	$1,032	2%	—	(1)%	2%
Asia Pacific	331	323	3%	(2)%	—	5%
Latin America	166	161	3%	(8)%	—	12%
Total International	1,546	1,516	2%	(1)%	—	4%
U.S. / Canada	1,239	1,161	7%	—	5%	2%
Total Marsh	$2,785	$2,677	4%	(1)%	2%	3%
Mercer:
Health	$757	$704	8%	—	2%	6%
Retirement	681	710	(4)%	(1)%	(4)%	—
Talent	256	257	(1)%	(1)%	4%	(3)%
Investments	391	361	8%	(1)%	—	9%
Total Mercer	$2,085	$2,032	3%	(1)%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the second quarter of 2013 was $3.1 billion, an increase of 2% on a reported basis and 3% on an underlying basis from the second quarter of 2012.

Revenue in the Risk and Insurance Services segment for the second quarter of 2013 was $1.7 billion, an increase of 3% from the same period last year on both a reported and an underlying basis. Marsh produced underlying revenue growth across all major geographies. Guy Carpenter's revenue increased 4% on a reported basis and 5% on an underlying basis driven by its U.S. and international operations. On an underlying basis, Consulting revenue increased 2%, reflecting an increase of 4% in Mercer, offset by a decrease of 4% in Oliver Wyman.

For the first six months of 2013, Risk & Insurance Services revenue increased 4% on a reported basis from the same period in 2012, and 3% on an underlying basis. Consulting revenue remained flat compared with the same period last year. On an underlying basis, Consulting revenue increased 1%, reflecting a 3% increase at Mercer offset by a 6% decrease at Oliver Wyman.
Operating Expense
Consolidated operating expense in the second quarter and six months ended June 30, 2013 was flat compared to the same periods of 2012 reflecting the Company's continued efforts to monitor and control expenses.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2013	2012	2013	2012
Revenue	$1,688	$1,641	$3,459	$3,330
Compensation and Benefits	878	867	1,797	1,748
Other Expenses	389	384	773	780
Expense	1,267	1,251	2,570	2,528
Operating Income	$421	$390	$889	$802
Operating Income Margin	24.9%	23.8%	25.7%	24.1%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2013 was $1.7 billion, an increase of 3% on both a reported and underlying basis compared with the same period in 2012.
In Marsh, revenue in the second quarter of 2013 was $1.4 billion, an increase of 3% compared with the same quarter of the prior year on both a reported and underlying basis. The international division grew 3% on an underlying basis, led by 10% growth in Latin America. Asia Pacific grew 5% and EMEA grew 1%. Underlying revenue increased 2% in the U.S. / Canada division.
Guy Carpenter's second quarter revenue was $285 million, an increase of 4% on a reported basis, or 5% on an underlying basis. The increase in underlying revenue was driven by high revenue retention rates and growth in new business development.
Revenue in the Risk & Insurance Services segment increased 4% in the first six months of 2013 compared with 2012, or 3% on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 1% in the second quarter of 2013 compared with the same period in the prior year, reflecting a 1% increase from acquisitions offset by a decrease of 1% for the impact of foreign exchange translation. Underlying expenses increased 1% when compared to prior year reflecting the impact of higher base salaries and pension costs, offset by lower outside service costs.
Expenses for the six month period in 2013 increased 2% compared to prior year, reflecting a 1% increase in underlying expenses and 1% due to acquisitions. The increase in underlying expenses is primarily due to higher base salaries and pension costs.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2013	2012	2013	2012
Revenue	$1,410	$1,398	$2,772	$2,769
Compensation and Benefits	806	822	1,602	1,650
Other Expenses	399	393	778	772
Expense	1,205	1,215	2,380	2,422
Operating Income	$205	$183	$392	$347
Operating Income Margin	14.5%	13.1%	14.2%	12.5%
Revenue
Consulting revenue in the second quarter of 2013 increased 1% on a reported basis or 2% on an underlying basis compared with the same period in 2012. Mercer's revenue was $1 billion in the second quarter of 2013, an increase of 3% on a reported basis or 4% on an underlying basis as compared to the same period last year. The increase in underlying revenue was driven by growth in Mercer's Health and Investments lines of business, which increased 6% and 9%, respectively, compared with the same period last year. Oliver Wyman's revenue decreased 4% to $366 million in the second quarter of 2013 on both a reported and underlying basis.
Consulting revenue in the first six months of 2013 was flat compared with the same period in 2012, but increased 1% on an underlying basis, with underlying growth of 3% in Mercer, offset by a decrease of 6% in Oliver Wyman.
Expense
Consulting expenses in the second quarter of 2013 decreased 1% on both a reported and underlying basis compared with the same period in 2012. The underlying expense decrease in the second quarter of 2013 is primarily due to lower incentive compensation costs.
Expenses for the six months of 2013 decreased 2% over the same period in the prior year driven by a 1% decrease in underlying expenses.
Corporate and Other
The following results of Corporate and Other include the run-off of the Corporate Advisory and Restructuring ("CARG") operations:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2013	2012	2013	2012
Corporate Advisory and Restructuring Operating Income	$—	$2	$—	$3
Corporate Expense	(49)	(57)	(97)	(107)
Total Corporate and Other	$(49)	$(55)	$(97)	$(104)
Corporate expenses in the second quarter of 2013 were $49 million compared with $57 million in the prior year. The decrease is primarily due to a reduction in the number of executive officers, as well as lower amortization of equity awards as the prior year's expense included a larger impact of accelerated amortization for retirement eligible senior executives.
Expenses for the first six months of 2013 were $97 million compared with $107 million for the same period in 2012 primarily due to lower amortization of equity awards .
Interest
Interest income earned on corporate funds amounted to $4 million in the second quarter of 2013 compared with $6 million in the second quarter of 2012 is due to lower cash levels and lower interest rates. Interest expense decreased $5 million and $7 million, respectively, in 2013 compared with the second quarter and six month periods of 2012. The decrease in interest expense is primarily due to the lower level of debt.
Investment Income

The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company's holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded gains of $4 million on its investment in Trident II for the three months ended June 30, 2012, and $20 million and $24 million for the six months ended June 30, 2013 and 2012, respectively, including $15 million of deferred performance fees recognized in the first quarter of 2013. Trident II has now harvested substantially all its portfolio investments and there are no remaining capital commitments for this fund. The Company has recognized substantially all of the performance fees related to its general partnership interest in Trident II. Investment income for the three and six months ended June 30, 2013 includes $21 million of performance fees, which had been deferred, that are no longer subject to claw back from Trident III. Trident III is a private equity fund created in 2003. No Trident III-related investment income had been recognized since 2006, when MMC contributed its limited partnership investment interest to its U.K. pension plan. The Company continues to hold a general partnership interest in Trident III. At June 30, 2013, the Company has deferred performance fees of $32 million related to Trident III included in the consolidated balance sheet. Recognition of these deferred fees will only occur as investments are harvested and the performance fees are no longer subject to claw back. Timing of this is unknown and is not controlled by the Company.
Income Taxes

The Company's effective tax rate in the second quarter of 2013 was 28.9% compared with 29.8% in the second quarter of 2012. These rates reflect non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first six months of 2013 was 29.5%, compared with 30.0% for the first six months of 2012. The rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation as well as the impact of discrete tax matters such as the resolution of tax examinations.

The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2013 the forecasted pre-tax income in the U.K., Canada, Australia, and France are expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 23%, 27%, 30% and 42%, respectively. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. Discussions continue within Congress and the Administration about broad reform of the corporate tax system in the U.S. It is not possible to predict the ultimate outcome of these discussions. Future legislation could have a material impact on our effective tax rate and consolidated financial statements due to reforms that could include changes in the corporate tax rate and in the way U.S. corporations are taxed on foreign earnings.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased from $117 million at December 31, 2012 to $120 million at June 30, 2013. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $22 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
During the second quarter of 2013 the Company settled federal tax audits with the IRS for the years 2007 and 2009 through 2011.

Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars, except per share figures)	2013	2012	2013	2012
Loss from discontinued operations, net of tax	$—	$(2)	$—	$(2)
Disposals of discontinued operations	(6)	—	(5)	—
Income tax credit	(1)	—	(12)	—
Disposals of discontinued operations, net of tax	(5)	—	7	—
Discontinued operations, net of tax	$(5)	$(2)	$7	$(2)
Discontinued operations, net of tax per share
– Basic	$—	$(0.01)	$0.01	$—
– Diluted	$(0.01)	$(0.01)	$0.02	$(0.01)

The three and six months ended June 30, 2013 includes estimated costs covered under the indemnity related to the Kroll sale. The six months ended June 30, 2013 also includes tax indemnities related to the Putnam sale.

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
Cash on the Company's consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $163 million of cash from operations for the six months ended June 30, 2013, compared with $66 million provided by operations for the same period in 2012. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first six months of 2013, the Company contributed $460 million to its non-U.S. pension plans and $13 million to its U.S. pension plans, including discretionary contributions of $250 million to its U.K. pension plans and $70 million to its Canadian plans. During the first six months of 2012, the Company contributed $235 million to its non-U.S. plans and $112 million to its U.S. plans, including discretionary contributions of $100 million to its U.S.

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

The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 82% of non-U.S. plan assets. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different than those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. The current funding plan was based on assumptions (including interest rates, inflation, salary increases and mortality) that reflected market conditions as of year-end 2009, was agreed to in early 2011 and forms the basis for the Company's aggregate contributions to the U.K. plans for 2011 through 2013. The Company expects to fund an additional $163 million to its non-U.S. plans over the remainder of 2013, including approximately $100 million to the U.K. plans. For the entire year, the U.K. plans represent approximately two thirds of the total non-U.S. required contributions. The valuation of the U.K. pension plans at December 31, 2012 that results from the negotiation process described above will determine funding that is expected to become applicable in 2014.
Financing Cash Flows
Net cash used for financing activities was $592 million for the period ended June 30, 2013 compared with $360 million net cash used for the same period in 2012.
During the first quarter of 2013, the Company used cash to repay its 4.85% fixed rate $250 million senior notes that matured.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes to fund the maturing notes.
The Company paid dividends on its common shares of $255 million ($0.46 per share) during the first six months of 2013, as compared with $242 million ($0.44 per share) during the first six months of 2012.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency unsecured revolving credit facility, which expires in October 2016. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2013.
In December 2012, the Company closed on a $50 million, three-year draw term loan facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at June 30, 2013.
The Company's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a positive outlook from Moody's and a positive outlook from Standard & Poor's.
During the first six months of 2013, the Company paid $5 million of contingent payments related to acquisitions made in prior periods. In the first six months of 2012, the Company paid $14 million of contingent payments related to acquisitions made in prior periods.
During the six months of 2013, the Company repurchased 6.4 million shares of its common stock for consideration of $250 million. In May 2013, the Board of Directors of the Company authorized share repurchases of up to $1 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $862 million. During the six months of 2012, the Company repurchased 3.1 million shares of its common stock for total consideration of $100 million.
Investing Cash Flows
Cash used for investing activities amounted to $194 million in the first six months of 2013, compared with $284 million used during the same period in 2012.
The Company made two acquisitions during the first six months of 2013. Cash used for these acquisitions, net of cash acquired was $88 million. In addition, in the first six months of 2013 the Company paid $3 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $40 million and estimated future contingent consideration payments of $80 million for acquisitions completed in the first six months of 2013 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2013.
The Company made eight acquisitions in the first six months of 2012. Cash used for these acquisitions, net of cash acquired was approximately $82 million. In addition, in the first six months of 2012, the Company paid $47 million of deferred purchase consideration related to acquisitions made in prior years.
The Company used cash of $192 million to purchase fixed assets and capitalized software in the first six months of 2013 compared with $149 million in the first six months of 2012, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $35 million in two private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2013 (In millions of dollars):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$10	$10	$—	$—	$—
Long-term debt	2,708	—	871	273	1,564
Interest on long-term debt	1,228	153	265	206	604
Net operating leases	2,312	333	545	413	1,021
Service agreements	306	104	106	74	22
Other long-term obligations	164	57	103	2	2
Purchases commitments	33	18	15	—	—
Total	$6,761	$675	$1,905	$968	$3,213
The above does not include unrecognized tax benefits of $120 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $8 million that may become payable within one year. The above does not include liabilities established under ASC Topic No. 460 ("Guarantees") as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.7 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $12 million and $163 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2013.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	June 30, 2013
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,230
Fiduciary cash and investments	$4,563
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 8 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
In addition to interest rate risk, our cash and cash equivalents and fiduciary fund investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board-approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary fund investments are invested in short-term bank deposits.
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
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Publicly traded investments of $18 million are classified as available for sale. Non-publicly traded investments of $12 million are accounted for using the cost method and $76 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities

In May 2013, the Board of Directors of the Company authorized share repurchases up to a dollar value of $1 billion of the Company's common stock. The Company repurchased approximately 3.7 million shares of its common stock for $150 million during the second quarter of 2013. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $862.5 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2013	__	__	__	$223,605,897
May 1-31, 2013	1,416,241	$40.6379	1,416,241	$954,946,831
June 1-30, 2013	2,320,796	$39.8341	2,320,796	$862,499,972
Total Q2 2013	3,737,037	$40.1387	3,737,037	$862,499,972

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

Date:	August 8, 2013	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	August 8, 2013	/s/ Robert J. Rapport
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