Form 10-Q
period 2013-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2013-11-07
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2013, there were outstanding 548,775,659 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management's current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; the expected impact of acquisitions and dispositions; the impact of competition; pension obligations; the impact of foreign currency exchange rates; our effective tax rates; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure, dividend policy, cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.

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

•
our ability to maintain adequate physical, technical and administrative safeguards to protect the security of data and the potential of a system or network disruption that results in regulatory penalties, remedial costs and/or the improper disclosure of data;

•
our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable to our international operations, including trade sanctions laws relating to countries such as Cuba, Iran, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;

•	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•
our ability to successfully recover should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2013	2012	2013	2012
Revenue	$2,932	$2,845	$9,146	$8,922
Expense:
Compensation and benefits	1,824	1,760	5,393	5,332
Other operating expenses	704	707	2,165	2,167
Operating expenses	2,528	2,467	7,558	7,499
Operating income	404	378	1,588	1,423
Interest income	5	6	13	18
Interest expense	(40)	(44)	(124)	(135)
Investment income	14	(4)	58	20
Income before income taxes	383	336	1,535	1,326
Income tax expense	123	90	463	387
Income from continuing operations	260	246	1,072	939
Discontinued operations, net of tax	(1)	1	6	(1)
Net income before non-controlling interests	259	247	1,078	938
Less: Net income attributable to non-controlling interests	6	6	24	21
Net income attributable to the Company	$253	$241	$1,054	$917
Basic net income per share – Continuing operations	$0.46	$0.44	$1.91	$1.68
– Net income attributable to the Company	$0.46	$0.44	$1.92	$1.68
Diluted net income per share – Continuing operations	$0.45	$0.43	$1.88	$1.66
– Net income attributable to the Company	$0.45	$0.44	$1.89	$1.66
Average number of shares outstanding – Basic	549	544	549	544
– Diluted	558	552	558	552
Shares outstanding at September 30	547	544	547	544

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net income before non-controlling interests	$259	$247	$1,078	$938
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	254	171	(91)	142
Unrealized investment loss	—	—	(1)	(1)
Gain (loss) related to pension/post-retirement plans	(37)	(72)	265	62
Other comprehensive income, before tax	217	99	173	203
Tax expense (benefit) on other comprehensive income	(5)	(11)	79	20
Other comprehensive income, net of tax	222	110	94	183
Comprehensive income	481	357	1,172	1,121
Less: comprehensive income attributable to non-controlling interest	6	6	24	21
Comprehensive income attributable to the Company	$475	$351	$1,148	$1,100

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except per share figures)	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,174	$2,301
Receivables
Commissions and fees	3,120	2,858
Advanced premiums and claims	62	62
Other	219	244
	3,401	3,164
Less-allowance for doubtful accounts and cancellations	(107)	(106)
Net receivables	3,294	3,058
Current deferred tax assets	459	410
Other current assets	234	194
Total current assets	6,161	5,963
Goodwill and intangible assets	7,353	7,261
Fixed assets (net of accumulated depreciation and amortization of $1,611 at September 30, 2013 and $1,582 at December 31, 2012)	824	809
Pension related assets	780	260
Deferred tax assets	1,020	1,223
Other assets	838	772
	$16,976	$16,288

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per share figures)	September 30, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$583	$260
Accounts payable and accrued liabilities	1,830	1,721
Accrued compensation and employee benefits	1,194	1,473
Accrued income taxes	148	110
Dividends payable	138	—
Total current liabilities	3,893	3,564
Fiduciary liabilities	4,657	3,992
Less – cash and investments held in a fiduciary capacity	(4,657)	(3,992)
	—	—
Long-term debt	2,623	2,658
Pension, post-retirement and post-employment benefits	1,975	2,094
Liabilities for errors and omissions	380	460
Other liabilities	985	906
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2013
and December 31, 2012	561	561
Additional paid-in capital	1,010	1,107
Retained earnings	9,151	8,628
Accumulated other comprehensive loss	(3,213)	(3,307)
Non-controlling interests	78	64
	7,587	7,053
Less – treasury shares, at cost, 13,338,019 shares at September 30, 2013
and 15,133,774 shares at December 31, 2012	(467)	(447)
Total equity	7,120	6,606
	$16,976	$16,288
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2013	2012
Operating cash flows:
Net income before non-controlling interests	$1,078	$938
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	213	201
Amortization of intangible assets	53	53
Intangible asset impairment	5	8
Adjustments to acquisition related contingent consideration liability	16	(32)
Provision for deferred income taxes	137	18
Gain on investments	(58)	(19)
Loss on disposition of assets	1	13
Stock option expense	15	23
Changes in assets and liabilities:
Net receivables	(229)	(148)
Other current assets	(71)	19
Other assets	(564)	(204)
Accounts payable and accrued liabilities	47	(208)
Accrued compensation and employee benefits	(279)	(176)
Accrued income taxes	39	88
Other liabilities	174	201
Effect of exchange rate changes	(2)	(25)
Net cash provided by operations	575	750
Financing cash flows:
Purchase of treasury shares	(400)	(180)
Proceeds from debt	546	248
Repayments of debt	(257)	(257)
Shares withheld for taxes on vested units – treasury shares	(74)	(92)
Issuance of common stock from treasury shares	254	151
Payments of contingent consideration for acquisitions	(8)	(20)
Distributions of non-controlling interests	(17)	(5)
Dividends paid	(394)	(369)
Net cash used for financing activities	(350)	(524)
Investing cash flows:
Capital expenditures	(288)	(249)
Net sales of long-term investments	90	26
Proceeds from sales of fixed assets	2	4
Dispositions	3	2
Acquisitions	(108)	(153)
Other, net	2	1
Net cash used for investing activities	(299)	(369)
Effect of exchange rate changes on cash and cash equivalents	(53)	74
Decrease in cash and cash equivalents	(127)	(69)
Cash and cash equivalents at beginning of period	2,301	2,113
Cash and cash equivalents at end of period	$2,174	$2,044
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share figures)	2013	2012
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,107	$1,156
Change in accrued stock compensation costs	(45)	(45)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(52)	(36)
Purchase of subsidiary shares from non-controlling interests	—	1
Balance, end of period	$1,010	$1,076
RETAINED EARNINGS
Balance, beginning of year	$8,628	$7,949
Net income attributable to the Company	1,054	917
Dividend equivalents declared (per share amounts: $0.96 in 2013 and $0.90 in 2012)	(5)	(6)
Dividends declared – (per share amounts: $0.96 in 2013 and $0.90 in 2012)	(526)	(489)
Balance, end of period	$9,151	$8,371
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)
Balance, beginning of year	$(3,307)	$(3,188)
Other comprehensive income, net of tax	94	183
Balance, end of period	$(3,213)	$(3,005)
TREASURY SHARES
Balance, beginning of year	$(447)	$(595)
Issuance of shares under stock compensation plans and employee stock purchase plans	380	282
Purchase of treasury shares	(400)	(180)
Balance, end of period	$(467)	$(493)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$64	$57
Net income attributable to non-controlling interests	24	21
Distributions	(17)	(5)
Other changes	7	(3)
Balance, end of period	$78	$70
TOTAL EQUITY	$7,120	$6,580
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
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three- and nine- month periods ended September 30, 2013 and 2012.
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
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded (losses) gains on its investment in Trident II of $0 million and $(1) million for the three months ended September 30, 2013 and 2012, respectively, and $20 million and $23 million for the nine months ended September 30, 2013 and 2012, respectively, including $15 million of deferred performance fees recognized in the first quarter of 2013. Trident II has now harvested substantially all its portfolio investments and there are no remaining capital commitments for this fund. The Company has recognized substantially all of the performance fees related to its general partnership interest in Trident II. Investment income for the three- and nine- months ended September 30, 2013 includes performance fees of $13 million and $34 million, respectively, which had been deferred, that are no longer subject to claw-back from Trident III. At September 30, 2013, the Company has deferred performance fees of approximately $43 million related to Trident III. Recognition of these deferred performance fees will only occur as investments are harvested and the performance fees are no longer subject to claw-back. Timing of this is unknown and is not controlled by the Company.
Income Taxes

The Company's effective tax rate in the third quarter of 2013 was 32.1%. This rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation and the impact of tax rate changes on the Company's deferred tax assets and liabilities.

The Company's effective tax rate in the third quarter of 2012 was 26.8%. As discussed above, this rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. In addition, it reflects several discrete tax benefits, including the benefit from recording previously unrecognized tax benefits as a result of expiring statutes of limitations for U.S. federal tax years 2006 and 2008, and a favorable permanent difference related to a tax-free adjustment to the estimated liability for contingent consideration. Partially offsetting these benefits in the quarter were charges to increase unrecognized tax benefits for certain operations in Asia and U.S. tax costs related to actions taken during the quarter to reduce positions in the Euro currency held by certain of the Company's non-U.S. operations.

The effective tax rate for the first nine months of 2013 was 30.1% compared with 29.2% for the first nine months of 2012. The rate in both periods reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation, and the impact of discrete tax matters such as the resolution of tax examinations.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from
$117 million at December 31, 2012 to $133 million at September 30, 2013. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $20 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $21 million and $31 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The Consulting segment recorded fiduciary interest income of $3 million and $2 million in the nine-month periods ended September 30, 2013 and 2012, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $9 billion at September 30, 2013 and $9.1 billion at December 31, 2012. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
In the first quarter of 2013, the share-based payment awards with non-forfeitable rights to dividends became fully vested. As a result, the Company is no longer required to use the two-class method and in the first quarter of 2013 used the treasury stock method to calculate EPS. There was no difference in the earnings per share calculations when comparing the two-class method to the treasury stock method in any quarter of 2012. Therefore, the prior period information in the chart below shows the earnings per share calculation using the treasury stock method, consistent with current year presentation.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2013	2012	2013	2012
Net income from continuing operations	$260	$246	$1,072	$939
Less: Net income attributable to non-controlling interests	6	6	24	21
	$254	$240	$1,048	$918
Basic weighted average common shares outstanding	549	544	549	544
Dilutive effect of potentially issuable common shares	9	8	9	8
Diluted weighted average common shares outstanding	558	552	558	552
Average stock price used to calculate common stock equivalents	$42.08	$33.53	$39.15	$32.60
There were 24.9 million and 35.1 million stock options outstanding as of September 30, 2013 and 2012, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2013 and 2012.

(In millions of dollars)	2013	2012
Assets acquired, excluding cash	$199	$160
Liabilities assumed	(59)	(39)
Contingent/deferred purchase consideration	(37)	(19)
Net cash outflow for current year acquisitions	103	102
Purchase of other intangibles	1	—
Deferred purchase consideration from prior years' acquisitions	4	51
Net cash outflow for acquisitions	$108	$153

(In millions of dollars)	2013	2012
Interest paid	$140	$150
Income taxes paid	$258	$237
The Company had non-cash issuances of common stock of $148 million and $187 million, respectively, for the nine months ended September 30, 2013 and 2012, primarily related to its share-based payment plans. The Company recorded stock-based compensation expense related to equity awards of $84 million and $117 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the nine-month period ended September 30, 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	(1)	36	(84)	(49)
Amounts reclassified from accumulated other comprehensive income	—	143	—	143
Net current period other comprehensive income (loss)	(1)	179	(84)	94
Balance as of September 30, 2013	$3	$(3,272)	$56	$(3,213)

The components of other comprehensive income (loss) for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

Three Months Ended September 30,	2013			2012
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$254	$(2)	$256	$171	$4	$167
Unrealized investment gains (losses)	—	—	—	—	(1)	1
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(6)	(2)	(4)	(8)	(6)	(2)
Net actuarial losses (a)	81	26	55	68	52	16
Subtotal	75	24	51	60	46	14
Foreign currency translation adjustments	(106)	(25)	(81)	(132)	(60)	(72)
Other	(6)	(2)	(4)	—	—	—
Pension/post-retirement plans losses	(37)	(3)	(34)	(72)	(14)	(58)
Other comprehensive income (loss)	$217	$(5)	$222	$99	$(11)	$110
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

Nine Months Ended September 30,	2013			2012
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(91)	$(7)	$(84)	$142	$(10)	$152
Unrealized investment gains (losses)	(1)	—	(1)	(1)	1	(2)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(17)	(6)	(11)	(24)	(11)	(13)
Net actuarial losses (a)	237	83	154	202	95	107
Subtotal	220	77	143	178	84	94
Foreign currency translation adjustments	51	11	40	(116)	(55)	(61)
Other	(6)	(2)	(4)	—	—	—
Pension/post-retirement plans losses	265	86	179	62	29	33
Other comprehensive income	$173	$79	$94	$203	$20	$183
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company completed six acquisitions during the first nine months of 2013.
In September 2013, Marsh purchased an additional stake in Insia a.s., an insurance broker operating in the Czech Republic and Slovakia which, when combined with its prior holdings, gave MMC a controlling interest. Insia a.s. was previously accounted for under the equity method. In August 2013, Mercer acquired Global Remuneration Solutions, a market leading compensation consulting firm based in South Africa. In July 2013, Oliver Wyman acquired Corven, a U.K.-based management consultancy firm and Guy Carpenter acquired Smith Group, a specialist disability reinsurance risk manager and consultant based in Maine. In June 2013, Marsh acquired Rehder y Asociados Group, an insurance adviser in Peru. The business includes the insurance broker Rehder y Asociados and employee health and benefits specialist, Humanasalud. Marsh also completed the acquisition of Franco & Acra Tecniseguros, an insurance advisor in the Dominican Republic in June 2013.

Total purchase consideration for acquisitions made during the nine months of 2013 was $156 million, which consisted of cash paid of $119 million and deferred purchase and estimated contingent consideration of $37 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $4 million of deferred purchase consideration and $8 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2013 based on their fair values:

For the Nine Months Ended September 30,
(Amounts in millions)
Cash	$119
Estimated fair value of deferred/contingent consideration	37
Total Consideration	$156
Allocation of purchase price:
Cash and cash equivalents	$16
Accounts receivable, net	11
Property, plant, and equipment	4
Intangible assets	74
Goodwill	93
Other current assets	17
Total assets acquired	215
Current liabilities	26
Other liabilities	33
Total liabilities assumed	59
Net assets acquired	$156

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

•
October - MMA acquired Howalt+McDowell, a South Dakota-based agency which offers property casualty, surety, personal protection and employee benefits insurance to individuals and businesses, and The Protector Group Insurance Agency, a Massachusetts-based agency which provides property/casualty, employee benefits services, personal insurance and individual financial services.

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

During 2012, Mercer completed the following three acquisitions:

•
February - Mercer acquired the remaining 49% of Yokogawa-ORC, a global mobility firm based in Japan, which was previously accounted for under the equity method, and Pensjon & Finans, a Norwegian financial investment and pension consulting firm.

•	March - Mercer acquired REPCA, a France-based broking and advisory firm for employer health and benefits plans.
Total purchase consideration for acquisitions made during the first nine months of 2012 was $205 million which consisted of cash paid of $124 million and estimated contingent consideration of $19 million, and cash held in escrow of $62 million that was released in the first quarter of 2013. The Company also paid $51 million of deferred purchase and contingent consideration related to acquisitions made in prior years.
Pro-Forma Information
While the Company does not believe its acquisitions are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during the first nine months of 2013 and 2012. In accordance with accounting guidance related to pro-forma disclosure, the information presented for 2013 acquisitions is as if they occurred on January 1, 2012 and reflects acquisitions made in 2012 as if they occurred on January 1, 2011. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2013	2012	2013	2012
Revenue	$2,935	$2,883	$9,192	$9,057
Income from continuing operations	$260	$247	$1,076	$947
Net income attributable to the Company	$253	$242	$1,058	$926
Basic net income per share:
– Continuing operations	$0.46	$0.44	$1.92	$1.70
– Net income attributable to the Company	$0.46	$0.44	$1.93	$1.70
Diluted net income per share:
– Continuing operations	$0.46	$0.44	$1.89	$1.68
– Net income attributable to the Company	$0.45	$0.44	$1.90	$1.67

The consolidated statements of income includes the results of operations of acquired companies as of their respective acquisition dates. The consolidated statements of income for both the three-month and nine-month periods ending September 30, 2013 include approximately $13 million of revenue and $0 million of net operating income related to acquisitions made in 2013.

8.     Dispositions

Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars, except per share figures)	2013	2012	2013	2012
Income (loss) from discontinued operations, net of tax	$—	$1	$—	$(1)
Disposals of discontinued operations	—	—	(5)	—
Income tax expense (credit)	1	—	(11)	—
Disposals of discontinued operations, net of tax	(1)	—	6	—
Discontinued operations, net of tax	$(1)	$1	$6	$(1)
Discontinued operations, net of tax per share
– Basic	$—	$—	$0.01	$—
– Diluted	$—	$0.01	$0.01	$—

The nine months ended September 30, 2013 includes estimated costs covered under the indemnity related to the Kroll sale and tax indemnities related to the Putnam sale.

9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In 2013, the Company elected to not use the option to perform a qualitative assessment to determine if a step 1 impairment test was necessary and instead elected to perform a step 1 impairment test. Fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. This fair value determination was categorized as Level 3 in the fair value hierarchy. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company completed its 2013 annual review in the third quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value by a substantial margin.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions of dollars)	2013	2012
Balance as of January 1, as reported	$6,792	$6,562
Goodwill acquired	93	126
Other adjustments(a)	(20)	(9)
Balance at September 30,	$6,865	$6,679

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments is as follows: Risk & Insurance Services, $4.7 billion and Consulting, $2.2 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	September 30, 2013			December 31, 2012
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$887	$399	$488	$814	$345	$469
The Company recorded an intangible asset impairment charge of $5 million and $8 million in the third quarter of 2013 and 2012, respectively, in the Risk & Insurance Services segment.
Aggregate amortization expense for both nine months ended September 30, 2013 and 2012 was $53 million and the estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2013 (excludes amortization through September 30, 2013)	$18
2014	71
2015	69
2016	61
2017	51
Subsequent years	218
$488

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
Valuation Techniques
Mutual Funds and Money Market Funds - Level 1
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

Senior Notes due 2014 - Level 2
The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the amortized cost of those notes adjusted by the fair value of the interest rate swap derivative, discussed above. In the first quarter of 2011, the Company entered into two interest rate swaps that effectively convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps is recorded on the balance sheet. The carrying value of the debt related to these swaps is adjusted by an equal amount (See Note 12).

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	09/30/13	12/31/12	09/30/13	12/31/12	09/30/13	12/31/12	09/30/13	12/31/12
Assets:
Financial instruments owned:
Mutual funds(a)	$146	$139	$—	$—	$—	$—	$146	$139
Money market funds(b)	23	483	—	—	—	—	23	483
Interest rate swap derivatives(c)	—	—	3	6	—	—	3	6
Total assets measured at fair value	$169	$622	$3	$6	$—	$—	$172	$628
Fiduciary Assets:
U.S. Municipal Bonds	$—	$—	$—	$3	$—	$—	$—	$3
Money market funds	4	149	—	—	—	—	4	149
Total fiduciary assets measured at fair value	$4	$149	$—	$3	$—	$—	$4	$152
Liabilities:
Contingent consideration liability(d)	$—	$—	$—	$—	$92	$63	$92	$63
Senior Notes due 2014(e)	—	—	253	256	—	—	253	256
Total liabilities measured at fair value	$—	$—	$253	$256	$92	$63	$345	$319

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long term debt in the consolidated balance sheets.
During the nine-month period ended September 30, 2013, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of September 30, 2013 and 2012 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2013	2012
Balance at January 1,	$63	$110
Additions	21	19
Payments	(8)	(20)
Revaluation Impact	16	(32)
Balance at September 30,	$92	$77
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $16 million in the nine-month period ended September 30, 2013. A 5% increase in the above mentioned projections would increase the liability by approximately $15 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $13 million.
Fair Value of Long-term Investments
The Company has certain long-term investments, primarily related to investments in non-publicly traded private equity funds of $12 million and $16 million at September 30, 2013 and December 31, 2012 carried on the cost basis for which there are no readily available market prices. The carrying values of these investments approximates their fair value. Management's estimate of the fair value of these non-publicly traded investments is based on valuation methodologies including estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If carried at fair value, these investments would be classified as Level 3 in the fair value hierarchy and are included in Other assets in the consolidated balance sheets.

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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. As of September 30, 2013, the actual allocation for the U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 83% of non-U.S. Plan assets, is 53% equities and equity alternatives and 47% fixed income. As of September 30, 2013, the actual allocation for the U.K. Plan was 50% equities and equity alternatives and 50% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$63	$59	$2	$1
Interest cost	144	148	2	3
Expected return on plan assets	(227)	(225)	—	—
Amortization of prior service credit	(5)	(4)	—	(3)
Recognized actuarial loss	79	67	—	—
Net periodic benefit cost	$54	$45	$4	$1

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$188	$180	$4	$3
Interest cost	433	445	8	9
Expected return on plan assets	(680)	(676)	—	—
Amortization of prior service credit	(16)	(14)	—	(9)
Recognized actuarial loss	237	201	1	—
Net periodic benefit cost	$162	$136	$13	$3

U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$26	$23	$1	$1
Interest cost	57	57	1	2
Expected return on plan assets	(81)	(80)	—	—
Amortization of prior service credit	(4)	(4)	—	(3)
Recognized actuarial loss	52	38	—	—
Net periodic benefit cost	$50	$34	$2	$—

U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$78	$70	$2	$2
Interest cost	171	172	5	6
Expected return on plan assets	(243)	(241)	—	—
Amortization of prior service credit	(12)	(12)	—	(9)
Recognized actuarial loss (gain)	156	114	—	(1)
Net periodic benefit cost (credit)	$150	$103	$7	$(2)

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$37	$36	$1	$—
Interest cost	87	91	1	1
Expected return on plan assets	(146)	(145)	—	—
Amortization of prior service credit	(1)	—	—	—
Recognized actuarial loss	27	29	—	—
Net periodic benefit cost	$4	$11	$2	$1

Significant non-U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2013	2012	2013	2012
Service cost	$110	$110	$2	$1
Interest cost	262	273	3	3
Expected return on plan assets	(437)	(435)	—	—
Amortization of prior service cost	(4)	(2)	—	—
Recognized actuarial loss	81	87	1	1
Net periodic benefit cost	$12	$33	$6	$5

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
September 30,	2013	2012	2013	2012
Weighted average assumptions:
Expected return on plan assets	7.66%	8.04%	—%	—%
Discount rate	4.38%	4.91%	4.32%	5.05%
Rate of compensation increase	2.43%	3.09%	—%	—%
The Company made approximately $552 million of contributions to its U.S. and non-U.S. defined benefit plans in the first nine months of 2013, including $250 million to its U.K. pension plans to pre-fund all or a substantial portion of any deficit funding contributions that may be required from 2014 through 2016 as a result of negotiations with the Trustee of its U.K. pension plans. The Company also made discretionary contributions of $70 million to its Canadian pension plans. The Company expects to contribute approximately $102 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2013.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2013	December 31, 2012
Short-term:
Current portion of long-term debt	$583	$260
Long-term:
Senior notes – 4.850% due 2013	—	250
Senior notes – 5.875% due 2033	297	296
Senior notes – 5.375% due 2014	323	326
Senior notes – 5.75% due 2015	479	479
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	399	398
Senior notes – 4.80% due 2021	497	497
Senior notes – 2.55% due 2018	248	—
Senior notes – 4.05% due 2023	247	—
Mortgage – 5.70% due 2035	415	422
Term Loan Facility - due 2016	50	—
Other	2	1
	3,206	2,918
Less current portion	583	260
	$2,623	$2,658
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
In September 2013, the Company issued $250 million of 2.55% five-year senior notes and $250 million of 4.05% ten-year senior notes. The net proceeds of this offering will be used for general corporate purposes, which includes a partial redemption of $250 million of the outstanding principal amount of the existing 5.75% senior notes due 2015. The redemption settled in October 2013 with a total cash outflow of approximately $275 million including a $24 million charge for early redemption.
In February 2013, the Company repaid its 4.850% fixed rate $250 million senior notes that matured using cash.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter of 2012 to fund the maturing notes.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency unsecured revolving credit facility which expires in October 2016. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2013.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at September 30, 2013 was 1.43%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at September 30, 2013.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties pay the Company a fixed rate of 5.375% and the Company pays interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments, and in accordance with applicable accounting guidance, are deemed to be perfectly effective. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the year-to-date periods ended September 30, 2013 and 2012 are as follows:

	2013			2012
Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect	Loss on Swaps	Gain on Notes	Net Income Effect
Other Operating Expenses	$(3)	$3	$—	$(1)	$1	$—

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

	September 30, 2013		December 31, 2012
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$583	$614	$260	$261
Long-term debt	$2,623	$2,828	$2,658	$2,986

The estimated fair value of the Company’s short and long-term debt is primarily based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short and long-term debt would be classified as Level 2 in the fair value hierarchy.

13.    Restructuring Costs
The Company recorded total restructuring costs of $17 million in the first nine months of 2013, related to severance and future rent under non-cancelable leases. These costs were incurred as follows: Risk and Insurance Services -$5 million, Consulting - $1 million and Corporate - $11 million.
Details of the activity from January 1, 2012 through September 30, 2013 regarding restructuring activities, which includes liabilities from actions prior to 2013, are as follows:

(In millions of dollars)	Liability at 1/1/12	Amounts Accrued	Cash Paid	Other	Liability at 12/31/12	Amounts Accrued	Cash Paid	Other	Liability at 9/30/13
Severance	$27	$46	$(38)	$1	$36	$8	$(30)	$(2)	$12
Future rent under non-cancelable leases and other costs	154	32	(50)	(2)	134	9	(28)	3	118
Total	$181	$78	$(88)	$(1)	$170	$17	$(58)	$1	$130

The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.

14.    Common Stock
During the first nine months of 2013, the Company repurchased 10 million shares of its common stock for consideration of $400 million. In May 2013, the Board of Directors of the Company authorized share repurchases of up to $1 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $712 million. There is no time limit on the authorization. During the first nine months of 2012, the Company repurchased 5.4 million shares of its common stock for consideration of $180 million.

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

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. The vast majority of these matters have been resolved. Two actions instituted by policyholders against the Company, Marsh and certain Marsh subsidiaries remain pending.

Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which the Company operates. In the ordinary course of business the Company is also subject to subpoenas, investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities. In this regard, Mercer recently received a subpoena from the New York Department of Financial Services in connection with a review of New York’s public pension funds.

Other Contingencies-Guarantees

In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2013, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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
Selected information about the Company’s operating segments for the three-and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2013 –
Risk and Insurance Services	$1,504	(a)	$222	$4,963	(c)	$1,111
Consulting	1,437	(b)	232	4,209	(d)	624
Total Operating Segments	2,941		454	9,172		1,735
Corporate / Eliminations	(9)		(50)	(26)		(147)
Total Consolidated	$2,932		$404	$9,146		$1,588
2012–
Risk and Insurance Services	$1,451	(a)	$222	$4,781	(c)	$1,024
Consulting	1,405	(b)	205	4,174	(d)	552
Total Operating Segments	2,856		427	8,955		1,576
Corporate / Eliminations	(11)		(49)	(33)		(153)
Total Consolidated	$2,845		$378	$8,922		$1,423

(a)
Includes inter-segment revenue of $1 million in both 2013 and 2012, interest income on fiduciary funds of $7 million and $10 million in 2013 and 2012, respectively, and equity method income of $2 million in 2013.

(b)	Includes inter-segment revenue of $8 million and $10 million in 2013 and 2012, respectively, and interest income on fiduciary funds of $1 million in both 2013 and 2012.

(c)
Includes inter-segment revenue of $4 million in both 2013 and 2012, interest income on fiduciary funds of $21 million and $31 million in 2013 and 2012, respectively, and equity method income of $10 million in both 2013 and 2012.

(d)	Includes inter-segment revenue of $22 million and $29 million in 2013 and 2012, respectively, and interest income on fiduciary funds of $3 million and $2 million in 2013 and 2012, respectively.

Details of operating segment revenue for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2013	2012	2013	2012
Risk and Insurance Services
Marsh	$1,241	$1,201	$4,038	$3,895
Guy Carpenter	263	250	925	886
Total Risk and Insurance Services	1,504	1,451	4,963	4,781
Consulting
Mercer	1,072	1,054	3,157	3,086
Oliver Wyman Group	365	351	1,052	1,088
Total Consulting	1,437	1,405	4,209	4,174
Total Operating Segments	2,941	2,856	9,172	8,955
Corporate/ Eliminations	(9)	(11)	(26)	(33)
Total	$2,932	$2,845	$9,146	$8,922

The following reflects the impact of the transfer discussed above on prior year's segment information:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In millions of dollars)	As Reported	Reclassification	Current Presentation	As Reported	Reclassification	Current Presentation
Revenue
Risk and Insurance Services
Marsh	$1,260	$(59)	$1,201	$4,069	$(174)	$3,895
Guy Carpenter	250	—	250	886	—	886
Total Risk and Insurance Services	1,510	(59)	1,451	4,955	(174)	4,781
Consulting
Mercer	995	59	1,054	2,912	174	3,086
Oliver Wyman Group	351	—	351	1,088	—	1,088
Total Consulting	1,346	59	1,405	4,000	174	4,174
Total Operating Segments	2,856	—	2,856	8,955	—	8,955
Corporate Eliminations	(11)	—	(11)	(33)	—	(33)
Total Revenue	$2,845	$—	$2,845	$8,922	$—	$8,922
Operating Income
Risk and Insurance Services	$234	$(12)	$222	$1,052	$(28)	$1,024
Consulting	193	12	205	524	28	552
Total Operating Segments	427	—	427	1,576	—	1,576
Corporate Eliminations	(49)	—	(49)	(153)	—	(153)
Total Consolidated	$378	$—	$378	$1,423	$—	$1,423

17.    New Accounting Guidance

In July 2013 the FASB issued new accounting guidance related to the presentation of unrecognized tax benefits as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. However, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction, the unrecognized tax benefit shall be presented in the financial statement as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this new guidance will affect balance sheet classification and footnote disclosure only and is not expected to have a material impact on the Company's financial statements.

In February 2013 the FASB issued new accounting guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The Company implemented this new guidance for the reporting period ended March 31, 2013. Other than enhanced disclosure, the adoption of this new guidance did not have a material effect on the Company's financial statements.
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

Effective January 1, 2013, the Corporate Benefits and Association businesses, previously part of Marsh's U.S. Consumer operations, were transferred to Mercer. Also, effective January 1, 2013, Mercer realigned management responsibility for its outsourcing business within its other lines of business. Accordingly, the Company has reclassified prior year segment data and related disclosures contained in this management's discussion and analysis to conform with current year presentation.

The Company completed six acquisitions during the first nine months of 2013.
In September 2013, Marsh purchased an additional stake in Insia a.s., an insurance broker operating in the Czech Republic and Slovakia which, when combined with its prior holdings, gave MMC a controlling interest. Insia a.s. was previously accounted for under the equity method. In August 2013, Mercer acquired Global Remuneration Solutions, a market leading compensation consulting firm based in South Africa. In July 2013, Oliver Wyman acquired Corven, a U.K.-based management consultancy firm and Guy Carpenter acquired Smith Group, a specialist disability reinsurance risk manager and consultant based in Maine. In June 2013, Marsh acquired Rehder y Asociados Group, a leading insurance adviser in Peru. The business includes the insurance broker Rehder y Asociados and employee health and benefits specialist, Humanasalud. Marsh also completed the acquisition of Franco & Acra Tecniseguros, an insurance advisor in the Dominican Republic in June 2013.

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

Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2013	2012	2013	2012
Revenue	$2,932	$2,845	$9,146	$8,922
Expense:
Compensation and Benefits	1,824	1,760	5,393	5,332
Other Operating Expenses	704	707	2,165	2,167
Operating Expenses	2,528	2,467	7,558	7,499
Operating Income	404	378	1,588	1,423
Income from Continuing Operations	260	246	1,072	939
Discontinued Operations, net of tax	(1)	1	6	(1)
Net Income Before Non-Controlling Interest	259	247	1,078	938
Net Income Attributable to the Company	$253	$241	$1,054	$917
Income From Continuing Operations Per Share:
Basic	$0.46	$0.44	$1.91	$1.68
Diluted	$0.45	$0.43	$1.88	$1.66
Net Income Per Share Attributable to the Company:
Basic	$0.46	$0.44	$1.92	$1.68
Diluted	$0.45	$0.44	$1.89	$1.66
Average Number of Shares Outstanding:
Basic	549	544	549	544
Diluted	558	552	558	552
Shares Outstanding at September 30	547	544	547	544
The Company's consolidated operating income increased 7% to $404 million in the third quarter of 2013 compared with $378 million in the prior year. This represents the effect of a 3% increase in revenue and a 2% increase in expenses compared to the same period last year. Risk and Insurance Services operating income was flat while Consulting increased $27 million or 13% compared with the same period last year.
The Company reported consolidated operating income of approximately $1.6 billion in the first nine months of 2013 compared with consolidated operating income of $1.4 billion in the prior year, reflecting increases of $87 million in Risk and Insurance Services and $72 million in Consulting.
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

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Risk and Insurance Services
Marsh	$1,235	$1,192	4%	(2)%	2%	3%
Guy Carpenter	262	249	5%	—	1%	5%
Subtotal	1,497	1,441	4%	(2)%	2%	4%
Fiduciary Interest Income	7	10
Total Risk and Insurance Services	1,504	1,451	4%	(2)%	2%	3%
Consulting
Mercer	1,072	1,054	2%	(2)%	(1)%	4%
Oliver Wyman Group	365	351	4%	1%	1%	2%
Total Consulting	1,437	1,405	2%	(1)%	—	4%
Corporate/Eliminations	(9)	(11)
Total Revenue	$2,932	$2,845	3%	(1)%	1%	4%

The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Marsh:
EMEA	$387	$376	3%	—	—	3%
Asia Pacific	165	165	—	(8)%	—	7%
Latin America	94	81	15%	(11)%	11%	15%
Total International	646	622	4%	(3)%	1%	6%
U.S. / Canada	589	570	3%	—	3%	1%
Total Marsh	$1,235	$1,192	4%	(2)%	2%	3%
Mercer:
Health	$378	$354	7%	—	1%	5%
Retirement	325	334	(3)%	(1)%	(4)%	2%
Talent	179	179	—	(2)%	—	2%
Investments	190	187	2%	(6)%	—	8%
Total Mercer	$1,072	$1,054	2%	(2)%	(1)%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Risk and Insurance Services
Marsh	$4,020	$3,869	4%	(1)%	2%	3%
Guy Carpenter	922	881	5%	—	—	5%
Subtotal	4,942	4,750	4%	(1)%	2%	3%
Fiduciary Interest Income	21	31
Total Risk and Insurance Services	4,963	4,781	4%	(1)%	2%	3%
Consulting
Mercer	3,157	3,086	2%	(1)%	—	4%
Oliver Wyman Group	1,052	1,088	(3)%	1%	—	(3)%
Total Consulting	4,209	4,174	1%	(1)%	—	2%
Corporate/Eliminations	(26)	(33)
Total Revenue	$9,146	$8,922	3%	(1)%	1%	3%

The following table provides more detailed revenue information for certain of the components presented above:

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2013	2012
Marsh:
EMEA	$1,436	$1,408	2%	—	—	3%
Asia Pacific	496	488	2%	(4)%	—	6%
Latin America	260	242	7%	(9)%	4%	13%
Total International	2,192	2,138	3%	(2)%	—	4%
U.S. / Canada	1,828	1,731	6%	—	4%	2%
Total Marsh	$4,020	$3,869	4%	(1)%	2%	3%
Mercer:
Health	$1,135	$1,058	7%	—	1%	6%
Retirement	1,006	1,044	(4)%	(1)%	(4)%	1%
Talent	435	436	—	(2)%	2%	(1)%
Investments	581	548	6%	(3)%	—	9%
Total Mercer	$3,157	$3,086	2%	(1)%	—	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the third quarter of 2013 was $2.9 billion, an increase of 3% or 4% on an underlying basis from the third quarter of 2012.

Revenue in the Risk and Insurance Services segment for the third quarter of 2013 was $1.5 billion, an increase of 4% from the same period last year, or 3% on an underlying basis. Marsh produced underlying revenue growth across all major geographies. Guy Carpenter's revenue increased 5% on both a reported basis and an underlying basis reflecting growth in both U.S. and international operations. On an underlying basis, Consulting revenue increased 4%, reflecting increases of 4% in Mercer and 2% in Oliver Wyman.

For the first nine months of 2013, Risk & Insurance Services revenue increased 4% from the same period in 2012, and 3% on an underlying basis. Consulting revenue increased 1% compared with the same period last year. On an underlying basis, Consulting revenue increased 2%, reflecting a 4% increase at Mercer offset by a 3% decrease at Oliver Wyman.
Operating Expense
Consolidated operating expense in the third quarter increased 2% as compared to the same period last year or 3% on an underlying basis. The increase on an underlying basis is primarily due to higher incentive compensation, severance and pension costs partly offset by lower costs related to professional indemnity claims. For the nine months ended September 30, 2013, expense increased 1% on both a reported and underlying basis.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2013	2012	2013	2012
Revenue	$1,504	$1,451	$4,963	$4,781
Compensation and Benefits	915	874	2,712	2,622
Other Expenses	367	355	1,140	1,135
Expense	1,282	1,229	3,852	3,757
Operating Income	$222	$222	$1,111	$1,024
Operating Income Margin	14.8%	15.3%	22.4%	21.4%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2013 was $1.5 billion, an increase of 4% or 3% on an underlying basis compared with the same period in 2012.
In Marsh, revenue in the third quarter of 2013 was $1.2 billion, an increase of 4% compared with the same quarter of the prior year, or 3% on an underlying basis. The international division grew 6% on an underlying basis, led by growth of 15% in Latin America, 7% in Asia Pacific and 3% in EMEA. Underlying revenue increased 1% in the U.S. / Canada division.
Guy Carpenter's third quarter revenue was $262 million, an increase of 5% on both a reported basis and underlying basis. The increase in underlying revenue reflects new business development and high revenue retention rates.
Revenue in the Risk & Insurance Services segment increased 4% in the first nine months of 2013 compared with 2012, or 3% on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 4% in the third quarter of 2013 compared with the same period in the prior year, reflecting a 4% increase on an underlying basis, a 2% increase from acquisitions offset by a decrease of 2% for the impact of foreign exchange translation. The underlying expense increase reflects higher incentive compensation, base salary and severance related costs, offset by lower costs related to professional indemnity claims as compared to the same period last year. The expense increase also reflects the impact of credits recorded in the third quarter of 2012 related to the adjustment of acquisition-related contingent consideration liabilities compared to a charge in 2013.
Expenses for the nine month period in 2013 increased 3% compared to prior year, reflecting a 2% increase in underlying expenses, a 2% increase due to acquisitions, partly offset by a 1% decrease for the impact of foreign exchange. The increase in underlying expenses is primarily due to higher base salaries, pension costs and adjustments to acquisition-related contingent consideration liabilities, partly offset by lower costs related to professional indemnity claims.

Consulting
The results of operations for the Consulting segment are presented below:

	Third Quarter		Nine Months
(In millions of dollars)	2013	2012	2013	2012
Revenue	$1,437	$1,405	$4,209	$4,174
Compensation and Benefits	823	804	2,425	2,454
Other Expenses	382	396	1,160	1,168
Expense	1,205	1,200	3,585	3,622
Operating Income	$232	$205	$624	$552
Operating Income Margin	16.1%	14.6%	14.8%	13.2%
Revenue
Consulting revenue in the third quarter of 2013 increased 2% or 4% on an underlying basis compared with the same period in 2012. Mercer's revenue was $1.1 billion in the third quarter of 2013, an increase of 2% or 4% on an underlying basis as compared to the same period last year. The increase in underlying revenue was driven by growth in Mercer's Health and Investments lines of business, which increased 5% and 8%, respectively, compared with the same period last year. Oliver Wyman's revenue increased 4% to $365 million in the third quarter of 2013, or 2% on an underlying basis.
Consulting revenue in the first nine months of 2013 increased 1% on a reported basis compared with the same period in 2012, or 2% on an underlying basis, with underlying growth of 4% in Mercer, offset by a decrease of 3% in Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2013 increased 1% on both a reported and underlying basis compared with the same period in 2012. The underlying expense increase in the third quarter of 2013 is primarily due to higher incentive compensation costs partly offset by lower professional indemnity claims.
Expenses for the nine months of 2013 decreased 1% as compared to the same period in 2012.
Corporate and Other
The following results of Corporate and Other include the run-off of the Corporate Advisory and Restructuring ("CARG") operations:

	Third Quarter		Nine Months
(In millions of dollars)	2013	2012	2013	2012
Corporate Advisory and Restructuring Operating Income	$1	$2	$1	$5
Corporate Expense	(51)	(51)	(148)	(158)
Total Corporate and Other	$(50)	$(49)	$(147)	$(153)

Corporate expenses in the third quarter of 2013 were $51 million, which was unchanged from the prior year reflecting the impact of higher pension and performance based compensation costs offset by lower severance costs in 2013, as compared with the same period last year.

Expenses for the first nine months of 2013 decreased to $148 million from $158 million in 2012, primarily due to lower amortization of equity awards and lower severance partially offset by higher pension expense.  Prior year included accelerated amortization of equity awards for retirement eligible senior executives.

Interest
Interest income earned on corporate funds amounted to $5 million in the third quarter of 2013 compared with $6 million in the third quarter of 2012 reflecting lower cash levels and lower interest rates. Interest expense decreased $4 million and $11 million, respectively, in 2013 compared with the third quarter and nine month periods of 2012. The decrease in interest expense is primarily due to the lower level of debt throughout most of the period.
Investment Income

The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company's holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded gains on its investment in Trident II of $20 million and $23 million for the nine months ended September 30, 2013 and 2012, respectively, including $15 million of deferred performance fees recognized in the first quarter of 2013 related to Trident II. Trident II has now harvested substantially all its portfolio investments and there are no remaining capital commitments for this fund. The Company has recognized substantially all of the performance fees related to its general partnership interest in Trident II. Investment income for the three and nine months ended September 30, 2013 includes performance fees of $13 million and $34 million, respectively, which had been deferred, that are no longer subject to claw back from Trident III. Trident III is a private equity fund created in 2003. No Trident III-related investment income had been recognized since 2006, when MMC contributed its limited partnership investment interest to its U.K. pension plan. The Company continues to hold a general partnership interest in Trident III. At September 30, 2013, the Company has deferred performance fees of approximately $43 million related to Trident III. Recognition of these deferred performance fees will only occur as investments are harvested and the performance fees are no longer subject to claw back. Timing of this is unknown and is not controlled by the Company.
Income Taxes

The Company's effective tax rate in the third quarter of 2013 was 32.1%. This rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation and the impact of tax rate changes on the Company's deferred tax assets and liabilities.

The Company's effective tax rate in the third quarter of 2012 was 26.8%. As above, this rate reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. In addition, it reflects several discrete tax benefits, including the benefit from recording previously unrecognized tax benefits as a result of expiring statutes of limitations for U.S. federal tax years 2006 and 2008, and a favorable permanent difference related to a tax-free adjustment to the estimated liability for contingent consideration. Partially offsetting these benefits in the quarter were charges to increase unrecognized tax benefits for certain operations in Asia and U.S. tax costs related to actions taken during the quarter to reduce positions in the Euro currency held by certain of the Company's non-U.S. operations.

The effective tax rate for the first nine months of 2013 was 30.1% compared with 29.2% for the first nine months of 2012. The rate in both periods reflects non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation, and the impact of discrete tax matters such as the resolution of tax examinations.

The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2013 the forecasted pre-tax income in the U.K., Canada, Australia, and France are expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 22%, 27%, 30% and 41%, respectively. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased from $117 million at December 31, 2012 to $133 million at September 30, 2013. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $20 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Third Quarter		Nine Months
(In millions of dollars, except per share figures)	2013	2012	2013	2012
Loss from discontinued operations, net of tax	$—	$1	$—	$(1)
Disposals of discontinued operations	—	—	(5)	—
Income tax expense (credit)	1	—	(11)	—
Disposals of discontinued operations, net of tax	(1)	—	6	—
Discontinued operations, net of tax	$(1)	$1	$6	$(1)
Discontinued operations, net of tax per share
– Basic	$—	$—	$0.01	$—
– Diluted	$—	$0.01	$0.01	$—

The nine months ended September 30, 2013 includes estimated costs covered under the indemnity related to the Kroll sale. The nine months ended September 30, 2013 also includes tax indemnities related to the Putnam sale.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2012, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations of which all but approximately $80 million is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2013 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company’s cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
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

Operating Cash Flows
The Company generated $575 million of cash from operations for the nine months ended September 30, 2013, compared with $750 million provided by operations for the same period in 2012. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first nine months of 2013, the Company contributed $532 million to its non-U.S. pension plans and $20 million to its U.S. pension plans, including contributions of $250 million to its U.K. pension plans to pre-fund all or a substantial portion of any deficit funding contributions that may be required from 2014 through 2016 as a result of negotiations with the Trustee of its U.K. pension plans. The Company also made discretionary contributions of $70 million to its Canadian plans. During the first nine months of 2012, the Company contributed $301 million to its non-U.S. plans and $118 million to its U.S. plans, including discretionary contributions of $100 million to its U.S. plans and $100 million to its non-U.S. plans.

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

The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 83% of non-U.S. plan assets. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different than those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. The current funding plan was based on assumptions (including interest rates, inflation, salary increases and mortality) that reflected market conditions as of year-end 2009, was agreed to in early 2011 and forms the basis for the Company's aggregate contributions to the U.K. plans for 2011 through 2013. The Company expects to fund an additional $97 million to its non-U.S. plans over the remainder of 2013, including approximately $63 million to the U.K. plans. For the entire year, the required contributions to the U.K. plans represent approximately two thirds of the total non-U.S. required contributions. The valuation of the U.K. pension plans at December 31, 2012 that results from the negotiation process described above will determine funding that is expected to become applicable in 2014.
Financing Cash Flows
Net cash used for financing activities was $350 million for the period ended September 30, 2013 compared with $524 million net cash used for the same period in 2012.
In September 2013, the Company issued $250 million of 2.55% five-year senior notes and $250 million of 4.05% ten-year senior notes. The net proceeds of this offering will be used for general corporate purposes, which includes a partial redemption of $250 million of the outstanding principal amount of the existing 5.75% senior notes due 2015. The redemption settled in October 2013 with a total cash outflow of approximately $275 million including a $24 million charge for early redemption.
During the first quarter of 2013, the Company used cash to repay its 4.85% fixed rate $250 million senior notes that matured.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes to fund the maturing notes.

The Company paid dividends on its common shares of $394 million ($0.71 per share) during the first nine months of 2013, as compared with $369 million ($0.67 per share) during the first nine months of 2012.
The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency unsecured revolving credit facility, which expires in October 2016. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2013.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at September 30, 2013.
The Company has met all requirements for its credit facilities as of September 30, 2013.
The Company's senior debt is currently rated Baa2 by Moody's and BBB by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a positive outlook from Moody's and a positive outlook from Standard & Poor's.
During the first nine months of 2013, the Company paid $8 million of contingent payments related to acquisitions made in prior periods. In the first nine months of 2012, the Company paid $20 million of contingent payments related to acquisitions made in prior periods.
During the first nine months of 2013, the Company repurchased 10 million shares of its common stock for consideration of $400 million. In May 2013, the Board of Directors of the Company authorized share repurchases of up to $1 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $712 million. During the nine months of 2012, the Company repurchased 5.4 million shares of its common stock for total consideration of $180 million.
Investing Cash Flows
Cash used for investing activities amounted to $299 million in the first nine months of 2013, compared with $369 million used during the same period in 2012.
The Company made six acquisitions during the first nine months of 2013. Cash used for these acquisitions, net of cash acquired was $103 million. In addition, in the first nine months of 2013, the Company paid $4 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $57 million and estimated future contingent consideration payments of $92 million for acquisitions completed in the first nine months of 2013 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2013.
The Company made ten acquisitions in the first nine months of 2012. Cash used for these acquisitions, net of cash acquired was approximately $102 million. In addition, in the first nine months of 2012, the Company paid $51 million of deferred purchase consideration related to acquisitions made in prior years.
The Company used cash of $288 million to purchase fixed assets and capitalized software in the first nine months of 2013 compared with $249 million in the first nine months of 2012, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $25 million in two private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2013 (In millions of dollars):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$581	$581	$—	$—	$—
Long-term debt	2,637	—	302	274	2,061
Interest on long-term debt	1,310	174	261	238	637
Net operating leases	2,222	322	527	402	971
Service agreements	272	88	98	72	14
Other long-term obligations	188	76	102	8	2
Purchases commitments	33	18	15	—	—
Total	$7,243	$1,259	$1,305	$994	$3,685

The above does not include unrecognized tax benefits of $133 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $5 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.7 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $5 million and $97 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2013.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.

The Company had the following investments subject to variable interest rates:

(In millions of dollars)	September 30, 2013
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,174
Fiduciary cash and investments	$4,657

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
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Publicly traded investments of $18 million are classified as available for sale. Non-publicly traded investments of $12 million are accounted for using the cost method and $86 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities

In May 2013, the Board of Directors of the Company authorized share repurchases up to a dollar value of $1 billion of the Company's common stock. The Company repurchased approximately 3.6 million shares of its common stock for $150 million during the third quarter of 2013. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $712.5 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	__	__	__	$862,499,972
August 1-31, 2013	1,855,816	$41.8014	1,855,816	$784,924,338
September 1-30, 2013	1,718,860	$42.1351	1,718,860	$712,500,017
Total Q3 2013	3,574,676	$41.9618	3,574,676	$712,500,017

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

Date:	November 7, 2013	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	November 7, 2013	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement, dated as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

10.2	Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase