Form 10-K
period 2013-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2014-02-27
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $21,878,761,313, computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 28, 2013.
As of February 21, 2014, there were outstanding 548,374,223 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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

▪
our ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information or data, and the potential of a system or network disruption that results in regulatory penalties, remedial costs and/or the improper disclosure of confidential information or data;

▪
our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which we operate, including trade sanctions laws relating to countries such as Cuba, Iran, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;

▪	our ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from, the businesses we acquire;

▪	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

▪	the impact on our net income caused by fluctuations in foreign currency exchange rates;

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
GENERAL
The Company is a global professional services firm providing advice and solutions principally in the areas of risk, strategy and human capital. It is the parent company of a number of the world's leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 55,000 employees worldwide and annual revenue of approximately $12.3 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•
Consulting includes Health, Retirement, Talent and Investments consulting services and products, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 54% of the Company's total revenue in 2013 and employs approximately 29,000 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Marsh generated approximately 45% of the Company's total revenue in 2013. Approximately 26,600 Marsh colleagues provide risk management, risk consulting, insurance broking, alternative risk financing, and insurance program management services to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries.
Marsh's clients vary by size, industry, geography and risk exposures. Marsh is organized to serve clients efficiently and effectively, delivering tailored solutions based on complexity of risk and geographic footprint, and matched to clients' buying styles.
Insurance Broking and Risk Consulting
In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients' risk management and insurance needs. Each client relationship is coordinated by a client executive or client manager who draws from the many industry and risk specialties within Marsh to assemble the resources needed to analyze, measure and assist a client in managing its various risks. Product and service offerings include program design and placement, post-placement program support and administration, claims support and advocacy, alternative risk strategies, and a wide array of risk analysis and risk management consulting services. Within Marsh, there are significant specialties or businesses in addition to its main brokerage operations that serve as an important part of the overall capabilities it offers clients. These include Global Risk and Specialties; Multinational Client Service; Bowring Marsh; Marsh & McLennan Agency; Schinnerer Group; and Sponsored Program & Franchise; Private Client Services.
Risk, Specialty and Industry Practices. In further support of its clients' strategic, operational and risk management objectives, Marsh provides consultative advice, brokerage and claims advocacy services through dedicated global practices in the areas listed below. For both large and mid-size organizations, colleagues in these practices apply their experience and working knowledge of clients' industry sectors, and of the unique environments in which they operate, to facilitate the requisite breadth of coverage and to reduce the cost of risk.

Risk & Specialty Practices	Industry Practices
• Aviation & Aerospace	• Agriculture
• Casualty	• Chemicals
• Claims	• Communications, Media and Technology
• Employee Benefits	• Construction
• Energy	• Education
• Environmental	• Financial Institutions
• Financial and Professional (FINPRO)	• Healthcare
• Marine	• Hospitality & Gaming
• Political Risk	• Life Sciences
• Premium Finance	• Manufacturing and Automotive
• Private Equity and Mergers & Acquisitions (PEMA)	• Mining, Metals & Minerals
• Product Recall	• Power & Utilities
• Project Risk	• Public Entities
• Property	• Real Estate
• Surety	• Retail / Wholesale
• Trade Credit	• Sports, Entertainment & Events
• Workers’ Compensation	• Transportation
Global Risk and Specialties
Effective January 1, 2014, the management of Marsh Global Analytics, Marsh Risk Consulting, Captive Solutions, CS STARS, Insurer Consulting Group and Marsh's Specialty Practices were combined into one business unit called Global Risk and Specialties.
Marsh Global Analytics (MGA) helps organizations use data and analytical tools to better understand risks, make more informed decisions, support the implementation of innovative solutions and strategies, and ultimately reduce costs. The principal tools employed include data from Marsh’s extensive Global Benchmarking Portal, statistical and financial analyses, decision modeling, catastrophic loss modeling, and the Marsh Analytical Platform (MAP).
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

•	Strategic Risk Consulting: Provides a range of services, including supply and value chain management, crisis management, reputational risk, and enterprise risk and resiliency services.

Captive Solutions. Operating in 29 captive domiciles, along with consulting expertise residing in Marsh brokerage offices worldwide, the Captive Solutions practice serves more than 1,200 captive facilities, including single-parent captives, reinsurance pools, risk retention groups and others. The practice includes the Captive Advisory group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions, and Captive Management, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services.

CS STARS. CS STARS serves the technology needs of risk management professionals, as well as insurance carriers and third-party administrators, through integrated software and services that support risk management, claims administration, compliance management, and data management.

Insurer Consulting Group. Marsh provides consulting, data analytics and other services to insurers. Through Marsh's patented electronic platform, MarketConnect, and through other data analyses, Marsh provides to insurers individualized preference setting and risk identification capabilities, as well as detailed performance data and metrics. Insurer consulting teams review performance metrics and preferences with insurers. Marsh's Insurer Consulting services are designed to improve the product offerings available to Marsh’s clients, assist insurers in identifying new opportunities, and enhance insurers’ operational efficiency. The scope and nature of the services vary by insurer and by geography.
Multinational Client Service
Multinational Client Service (MCS) is focused on delivering service excellence and insurance solutions to multinational clients, irrespective of their size. MCS provides risk management programs with a service platform that comprises a combination of proprietary tools and technology and specialized resources. MCS provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory environments and address the worldwide risk issues that confront them.
Bowring Marsh
Bowring Marsh is an international placement broker for property (including terrorism) and casualty risks. Bowring Marsh utilizes placement expertise in major international insurance market hubs, including Bermuda, Brazil, China, Dubai, Dublin, Hong Kong, London, Madrid, Miami, Singapore, South Korea, Tokyo and Zurich, and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.
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
Sponsored Programs; Private Client Services
Marsh also operates business units that focus on affinity/program marketing and administration opportunities and high net worth individual insurance sales. Sponsored Programs is an affinity/program business that customizes commercial insurance programs and other business management solutions to meet the needs of franchisors/franchisees, independent contractors, and other networks of businesses and their affiliates. Private Client Services provides sales and service to high net worth individuals, families and their advisors and focuses on delivery of property and casualty risk management solutions.
GUY CARPENTER
Guy Carpenter generated approximately 9% of the Company's total revenue in 2013. Over 2,300 Guy Carpenter professionals help clients achieve profitable growth with a combination of specialized reinsurance broking expertise, strategic advisory services, and industry-leading analytics. Guy Carpenter teams create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
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
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, the capacity in which the broker acts, and negotiations with clients. Marsh also receives compensation from insurance companies. This compensation includes, among other things, payment for consulting and analytics services provided to insurers; administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions in parts of its operations.

Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”) of this report.
CONSULTING
The Company's consulting segment generated approximately 46% of the Company's total revenue in 2013 and employs approximately 23,800 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a global consulting leader in Health, Retirement, Talent and Investments. Mercer helps clients around the world advance the health, wealth and performance of their most vital asset - their people. Mercer's approximately 20,300 employees are based in more than 40 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 34% of the Company's total revenue in 2013.
Mercer operates in the following areas:
Health.  In its Health & Benefits business, Mercer assists public and private sector employers in the design, management and administration of employee health care programs; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides advice and solutions to employers on: total health management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer also provides products and solutions for private active and retiree exchanges, including its Mercer MarketplaceSM private active exchange.
Retirement.  Mercer provides a wide range of strategic and compliance-related retirement services and solutions to corporate, governmental and institutional clients. Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution and hybrid retirement plans. Mercer's approach to retirement services enables clients to consider the benefits, accounting, funding and investment aspects of plan design and management in the context of business objectives and governance requirements.
Talent.  Mercer's talent businesses advise organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness. Through proprietary survey data and decision support tools, Mercer's Information Products Solutions business provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer's Communications business helps clients to plan and implement HR programs and other organizational changes designed to maximize employee engagement, drive desired employee behaviors and achieve improvements in business performance.
Investments.  Mercer provides investment consulting and other services to the sponsors of pension funds, foundations, endowments, other investors and wealth management companies in more than 35 countries. Mercer's services cover all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.
Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). Solutions include bundled services for defined benefit plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. Mercer offers a diverse range of solutions to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies for clients globally. As of December 31, 2013, Mercer had assets under management of $87 billion worldwide.

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
OLIVER WYMAN GROUP
With approximately 3,500 professionals and offices in 26 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated approximately 12% of the Company's total revenue in 2013.
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

•
Risk Management. Oliver Wyman works with chief financial officers, chief risk officers, and other senior finance and risk management executives of corporations and financial institutions. Oliver Wyman provides a range of services that provide effective, customized solutions to the challenges presented by the evolving roles, needs and priorities of these individuals and organizations.

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
Compensation for Services in Consulting
Mercer and the Oliver Wyman Group businesses are compensated for advice and services primarily through fees paid by clients. Mercer's Health & Benefits business is compensated through commissions for the placement of insurance contracts (comprising more than half of the revenue in the Health & Benefits business) and consulting fees. Mercer's delegated Investment Management business and certain of Mercer's defined contribution administration services are compensated typically through fees based on assets under administration and/or management. Mercer Investments pays investment fees to sub-advisors and reports revenue on a gross basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”) of this report.
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
Beginning in January 2005, all European Union member states were required to implement the Insurance Mediation Directive. This Directive aims to apply consistent minimum professional standards to insurance and reinsurance intermediaries, including a licensing system based on an assessment of factors such as professional competence, financial capacity and professional indemnity insurance. The adoption by member states of the European Union of regulations to comply with the Directive has led our insurance intermediary operations in the European Union to become subject to enhanced regulatory requirements. In January 2005, as part of the implementation of the Directive in the United Kingdom, the power and responsibilities of the Financial Services Authority ("FSA") were expanded to include regulation of insurance and reinsurance intermediaries in the United Kingdom. In April 2013, the FSA was superseded by the Financial Conduct Authority (“FCA”). In April 2014, the FCA’s responsibilities will be further expanded to include the regulation of consumer credit activities (such as offering financing for consumers to meet their premiums).

Insurance authorities in the United States and certain other jurisdictions in which the Company's subsidiaries do business, including the FCA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them, and generally apply to both the insurance and reinsurance business. The rules in the United Kingdom are currently being reviewed by the FCA with changes intended to provide enhanced protection to customer funds expected in the first quarter of 2014.
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., a broker-dealer, investment adviser and introducing broker, registered in the U.S. with the SEC and the Commodity Futures Trading Commission ("CFTC") and a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of NIA Securities, LLC, a U.S. registered broker-dealer and member of FINRA and SIPC. In the United Kingdom, Marsh and Guy Carpenter utilize the expertise of GC Securities, part of MMC Securities (Europe) Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the European Union. MMC Securities Corp., MMC Securities (Europe) Limited, NIA Securities, LLC, and Marsh Investment Services Limited are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
In some jurisdictions, insurance-related taxes may be due either directly from clients or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.
Consulting.  Certain of Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries, including by the SEC in the United States and the FCA in the United Kingdom. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are also subject to investment and securities regulations in various jurisdictions, including the Department of Labor and the CFTC in the United States, and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investment Management, Inc. and Mercer Investment Consulting, Inc., each a registered investment adviser. Mercer Trust Company, a New Hampshire chartered trust bank, provides services for Mercer’s benefits administration and investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities Corp. with the provision of certain retirement and employee benefit services. Oliver Wyman Group uses the services of MMC Securities Corp. (in the United States) and MMC Securities (Europe) Limited (in the European Union), primarily in connection with corporate finance advisory services.
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
Employees
As of December 31, 2013, the Company and its consolidated subsidiaries employed approximately 55,000 people worldwide, including approximately 29,000 in risk and insurance services, 23,800 in consulting, and 1,700 individuals at the parent-company level.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 52, is Executive Vice President and General Counsel of Marsh & McLennan Companies. In addition to managing the Company's Legal function, Mr. Beshar also oversees the Company's Government Relations, Risk Management and Public Relations groups. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
J. Michael Bischoff, age 66, is the Company's Chief Financial Officer. Mr. Bischoff has held a number of senior financial management positions with Marsh & McLennan Companies since joining the Company in 1982. In his most recent role as Vice President, Corporate Finance, Mr. Bischoff was responsible for leading and directing the Company's Corporate Development, Mergers & Acquisitions, Treasury and Investor Relations functions. His prior experience was with the Board of Governors of the Federal Reserve System.
E. Scott Gilbert, age 58, is Senior Vice President and Chief Risk and Compliance Officer of Marsh & McLennan Companies. In addition to managing the Company's Risk and Compliance function, Mr. Gilbert also oversees the Company's Business Resiliency Management, Global Security and Global Technology Infrastructure groups. Prior to joining Marsh & McLennan Companies in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.

Daniel S. Glaser, age 53, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to assuming this role in January 2013, Mr. Glaser served as Group President and Chief Operating Officer of Marsh & McLennan Companies from April 2011 through December 2012, with strategic and operational oversight of both the Risk and Insurance Services and the Consulting segments of the Company. Mr. Glaser rejoined Marsh in December 2007 as Chairman and Chief Executive Officer of Marsh Inc. after serving in senior positions in commercial insurance and insurance brokerage in the United States, Europe, and the Middle East. He began his career at Marsh 30 years ago. Mr. Glaser is a former Chairman of BritishAmerican Business and serves on its International Advisory Board. He is a member of the Board of Directors of Insurance Information Institute, the Board of Trustees of the American Institute for Chartered Property Casualty Underwriters and the Board of Trustees of Ohio Wesleyan University.
Laurie Ledford, age 56, is the Company's Senior Vice President and Chief Human Resources Officer. Ms. Ledford is responsible for the firm's overall human capital and talent strategy and the delivery of human resources services to approximately 54,500 colleagues worldwide. Prior to her current role, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc. Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.
Scott McDonald, age 47, became the Chief Executive Officer of Oliver Wyman Group and a member of the Marsh & McLennan Companies Executive Committee effective January 1, 2014. Previously, Scott was President of Oliver Wyman. Before becoming President of Oliver Wyman in 2012, Scott was the Managing Partner of Oliver Wyman's Financial Services practice. In that role, he managed the practice globally across all of its service lines and advised senior executives in financial services around the world, especially on matters of competitiveness and industry regulation and reform. Scott joined Oliver Wyman in 1995, was elected a partner in 2000, and elected by his partners as Managing Partner in 2007. Prior to becoming Managing Partner of Financial Services, Scott was the Global head of the Corporate & Institutional Banking practice within Financial Services, which includes Oliver Wyman's activities in Corporate Banking, Investment Banking, Capital Markets, Asset Management, Exchanges, and other related businesses. Before joining Oliver Wyman, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Alexander S. Moczarski, age 58, is President and Chief Executive Officer of Guy Carpenter. In addition, Mr. Moczarski is Chairman of Marsh & McLennan Companies International. In this role, Mr. Moczarski oversees the Company's international strategy, as well as its expanding group of Country Corporate Officers located in regions around the world. Prior to being named Guy Carpenter CEO in April 2011, Mr. Moczarski was President and CEO of the International Division of Marsh. Previously, he was CEO of Marsh Inc.’s Europe, Middle East and Africa region. While at Marsh, Mr. Moczarski held several other roles, including President and CEO of the firm’s International Specialty Operations and Region Head for the Latin America and Caribbean Region. Before joining Marsh in 1993, Mr. Moczarski worked for AIG for nearly 15 years, most recently as CEO of the firm’s operations in Argentina and Chile.
Julio A. Portalatin, age 55, is President and Chief Executive Officer of Mercer. Prior to joining Mercer, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG / Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions.

Peter Zaffino, age 47, is President and Chief Executive Officer of Marsh. Prior to being named Marsh CEO in April 2011, Mr. Zaffino was President and Chief Executive Officer of Guy Carpenter, a position he assumed in early 2008. Previously, he was an Executive Vice President of Guy Carpenter and had held a number of senior positions, including Head of Guy Carpenter's U.S. Treaty Operations and Head of the firm's Global Specialty Practices business. Mr. Zaffino has over 20 years of experience in the Insurance and Reinsurance industry. Prior to joining Guy Carpenter in 2001, he held several senior positions, most recently serving in an executive role with a GE Capital portfolio company.
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
Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, actuarial and other services for corporate and public clients around the world. As a result of these activities, the Company and its subsidiaries are subject to a significant number of errors and omissions, or “E&O” claims. In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to adequately place coverage or notify insurers of potential claims on behalf of clients. In our Consulting segment, such claims include allegations of damages arising from our actuarial, consulting, investments, pension administration and other services, which frequently involve (1) assumptions and estimates concerning contingent future events, (2) drafting and interpretation of complex documentation governing pension plans, (3) calculating benefits within complicated pension structures and (4) the provision of investment advice and management of client assets. Given the long-tail nature of professional liability claims, E&O matters often relate to services provided by the Company dating back many years. E&O claims may seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant and subject us to liability for monetary damages, negative publicity, and reputational harm and divert personnel and management resources. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
In establishing liabilities for E&O claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Nevertheless, given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations, financial condition or cash flow in a given quarterly or annual period.
Further, as more fully described in Note 15 to our consolidated financial statements included under Part II, Item 8 of this report, we are subject to legal proceedings, regulatory investigations and other contingencies other than E&O claims which, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.
We cannot guarantee that we are or will be in compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which we operate. For example, we are subject to regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FCA in the United Kingdom, and self-regulatory organizations such as FINRA, as further described above under Part I, Item 1 - Business (Regulation) of this report. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include trade sanctions laws relating to countries such as Cuba, Iran, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar local laws prohibiting corrupt payments to governmental officials, the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as import and export restrictions.
We are subject to additional federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with the requirements of these laws and regulations, among others, may be costly and adversely affect our business.
While we attempt to comply with all applicable laws and regulations, there can be no assurance that we, our employees, our consultants or our contractors are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business, results of operations or financial condition. In addition, these matters could have a material adverse effect on the Company by exposing us to negative publicity and reputational damage or by harming our client or employee relationships.
In most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew and revoke various licenses and approvals we need to conduct our activities. Such authorities may require the Company to incur substantial increases in costs in order to comply with such laws and regulations. In some areas of our businesses, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we might be penalized or precluded from carrying on our previous activities. Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we operate, which could increase the likelihood of our businesses being non-compliant in one or more jurisdictions.
The method by which insurance intermediaries are compensated has received substantial scrutiny from regulators in the past because of the potential for conflicts of interest. The potential for conflicts of interest arises when an intermediary is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation that Marsh receives is in the form of retail commissions and fees. The amount of compensation that we receive from insurance companies, separate from retail commissions and fees, has increased substantially in the last several years. This compensation includes, among other things, payment for consulting and analytics services provided to insurers; administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions in parts of our operations. Future changes in the regulatory environment may impact our ability to collect these revenue streams. In addition, these revenues present potential regulatory, litigation and reputational risks that may arise from alleged conflicts of interest or allegations under antitrust, competition and other laws. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our client, insurer or other relationships.
Finally, government involvement in the insurance or reinsurance markets could displace insurance or reinsurance currently available from the private market and adversely affect our business, results of operations or financial condition.
Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information and financial information. In many jurisdictions, particularly in the U.S. and the European Union, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors.
Data privacy is subject to frequently changing laws, rules and regulations in the various jurisdictions and countries in which we operate. There is a growing body of international data protection laws, which, in part, includes security breach notification obligations, more stringent operational requirements and significant penalties for non-compliance. In addition, legislators in the U.S. are proposing new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the world would add to our IT and compliance costs. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace, as well as the general risks described herein relating to our compliance systems and controls.
We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or inadequate safeguards against employee or vendor malfeasance or cyberattacks that could result in improper access to or misuse of confidential, personal or proprietary information. In addition, significant costs are involved with maintaining system safeguards for our technology infrastructure. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, including in connection with the integration of acquisitions, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access.

With respect to our commercial arrangements with third-party vendors, we have processes designed to require third-party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyberattack on a vendor’s information systems.
We have experienced data incidents, including breaches, resulting from human error as well as attempts at unauthorized access to our systems, which to date have not had a material impact on our business or operations. In the future, the cost associated with human error, the misuse of information by employees or vendors, or a major cyberattack related to our systems (including costs relating to notification of data security breaches and costs of credit monitoring services) could be substantial. Furthermore, the use of mobile technologies and social media by employees and third parties, and the speed at which information can be widely distributed, increases the risks associated with the intentional or unintentional distribution of confidential, personal or proprietary information. Improper access to or disclosure of confidential, personal or proprietary information could harm our reputation and subject us to liability under our contracts, as well as laws and regulations, resulting in increased legal and other costs, disruption of our operations and loss of revenue.
Financial Risks
Our pension obligations may cause the Company's earnings and cash flows to fluctuate.
The Company has significant pension obligations to its current and former employees, totaling approximately $13.5 billion and related plan assets of approximately $13.6 billion at December 31, 2013. The Company's policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans. In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ from measurements under U.S. GAAP. In the U.K., for example, contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP.
During 2013, the Company contributed $26 million to its U.S. pension plans and $620 million to non-U.S. pension plans. As more fully described in Note 8 to our consolidated financial statements, funding amounts will be impacted by future asset performance, the assumed interest rates we use to discount our pension liabilities, rates of inflation, mortality assumptions and other variables impacting the assets and/or liabilities of the plan. In accordance with ASC Topic No. 715, the Company reflects the over- or under-funded amount of its pension plans as assets or liabilities, respectively. Given the magnitude of our worldwide pension plans, variations in any of the preceding factors could cause significant fluctuation in our earnings as well as our equity from year to year and may result in increased levels of contributions to our pension plans, particularly in the U.K.
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

Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations and investing activities (including the financing of any future acquisitions).
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
We are subject to exchange rate risk because some of our subsidiaries receive revenue other than in their functional currencies, and because we must translate the financial results of our foreign subsidiaries into U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, our Risk and Insurance Services operations generate revenue in a number of different currencies, but expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the profits of our operations. Exchange rate risk could have a significant impact on our business, financial condition, results of operations or cash flow.
Increased counterparty risk and changes in interest rates could reduce the value of our investment portfolio and adversely affect our financial results.
During times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial trading and investment losses for corporate and other investors. In addition, we may incur investment losses as a result of unusual and unpredictable market developments, and we may continue to experience reduced investment earnings if the yields on investments deemed to be low risk remain at or near their current low levels.
We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders and for corporate expenses. In the event our operating subsidiaries are unable to pay sufficient dividends and other payments to the Company, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.
Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are paid from the U.S., it is important to be able to access the cash generated by our operating subsidiaries outside the U.S.
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
Currently, the Company's senior debt is rated Baa2 by Moody's and A- by S&P. The rating from S&P carries a Stable outlook, while the rating from Moody’s carries a Positive outlook.
If we need to raise capital in the future (for example, in order to fund maturing debt obligations or finance acquisitions or other initiatives), credit rating downgrades would increase our financing costs, and could limit our access to financing sources. Further, we believe that a downgrade to a rating below investment-

grade could result in greater operational risks through increased operating costs and increased competitive pressures.
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:

•	the significance of client engagements commenced and completed during a quarter;

•	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

•	fluctuations in hiring and utilization rates and clients' ability to terminate engagements without penalty;

•	seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;

•	the success of our acquisitions or investments;

•
macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in certain business lines are derived from the value of assets under management or administration; and

•
general economic conditions, since results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

A significant portion of our total operating expenses is relatively fixed in the short term. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results for these businesses.
If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for our work performed. Accounts receivable typically total about one-quarter of our total annual revenues. In most cases, we bill and collect on relatively short cycles. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of, or be unable to collect, our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time it takes to bill and collect for our services, our cash flows could be adversely affected.
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

Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We do business worldwide. In 2013, 55% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees are located outside the United States. We expect to expand our non-U.S. operations further.
The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

•	economic and political conditions in foreign countries;

•	unexpected increases in taxes or changes in U.S. or foreign tax laws;

•	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	potential transfer pricing-related tax exposures that may result from the allocation of U.S.-based costs that benefit our non-U.S. businesses;

•	potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

•	international hostilities, terrorist activities, natural disasters and infrastructure disruptions;

•	local investment or other financial restrictions that foreign governments may impose;

•
potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law;

•
potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws relating to countries such as Cuba, Iran, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, local laws prohibiting corrupt payments to governmental officials, as well as import and export restrictions;

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
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, our operational size, the multiple locations from which we operate, and our existing back-up systems would provide us with an important advantage. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or personnel.
Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

We regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.
Competitive Risks
Each of the Company's businesses operates in a highly competitive environment. If we fail to compete effectively, our business and results of operations will suffer.
As a global professional services firm, the Company faces acute and continuous competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including our geographic reach, the sophistication and quality of our services, our pricing relative to competitors and our customers' option to self-insure or utilize internal resources instead of consultants. If we are unable to respond successfully to the competition we face, our business, results of operations and financial condition will suffer.
In addition, given the global breadth of the Company's operations, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the United States. Funds from the Company's operating subsidiaries located outside the U.S. are regularly repatriated to the United States out of annual earnings to pay dividends to stockholders, fund share repurchases and for other corporate purposes. The Company's consolidated tax rate is higher than a number of its key competitors that are domiciled outside the United States where corporate tax rates are lower than the U.S. statutory tax rate. The consolidated tax rate at which our earnings are taxed could have an adverse impact on our ability to compete with a number of our peers.
In our Risk and Insurance Services segment, in addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete intensely against a wide range of other insurance and reinsurance brokerage firms that operate on a global, regional, national or local scale for both client business and employee talent. We compete as well with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services. This competition is intensified by an industry trend toward a “syndicated” or “distributed” approach to the purchase of insurance and reinsurance brokerage services, whereby a client engages multiple brokers to service different portions of the client's account.
In our Consulting segment, we compete for business and employee talent with numerous consulting firms and organizations affiliated with accounting, information systems, technology and financial services firms around the world. Through these affiliations, such competitors may be able to offer more comprehensive coverage to potential clients.
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
To remain competitive in many of our business areas, we must identify the most current technologies and methodologies and integrate them into our service offerings. We also have a number of strategic initiatives involving investments in technology systems and infrastructure to support our growth strategy. In addition to new platforms and systems, we are deploying new processes and many of our colleagues across the business are changing the way they perform certain roles to capture efficiencies. If we do not keep up with technological changes or execute well on our strategic initiatives, our business and results of operations could be adversely impacted.
Consolidation in the industries we serve could adversely affect our business.
Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. Any of these or similar possible results of industry consolidation could adversely affect our business. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.
Acquisitions and Dispositions
We face risks when we acquire and dispose of businesses.
We have a history of making acquisitions, including a total of 49 acquisitions in the period 2009-2013 for aggregate purchase consideration of $1.9 billion. We have also exited various businesses, including the sale of Kroll in 2010. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete with favorable results the transactions we decide to pursue.
While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the assumption of unanticipated liabilities and contingencies; difficulties in integrating acquired businesses; and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. As of December 31, 2013, the Company's consolidated balance sheet reflected $7.4 billion of goodwill and intangible assets, representing approximately 44% of the Company's total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $5.1 billion and Consulting, $2.3 billion. Given the significant size of the Company's goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
When we dispose of businesses, we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 15 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Kroll.
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 54% of the Company's total revenue in 2013. Our business in this segment is subject to particular risks.

Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.
Demand for many types of insurance and reinsurance generally rises or falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would inhibit our ability to generate commission revenue, the insurance they seek to obtain through us may be impacted by changes in their assets, property values, sales or number of employees, which may reduce our commission revenue, and they may decide not to purchase our risk advisory services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the market place.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to “self-insure,” the use of so-called “captive” insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurances Services segment depends in part on our ability to be compensated, not only for insurance and reinsurance transactions, but also for the increasing analytical services and advice that we provide. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could suffer.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 46% of our total revenue in 2013. Our businesses in this segment are subject to particular risks.
Demand for our services might decrease for various reasons, including a general economic downturn, a decline in a client's or an industry's financial condition, or changes in government regulation.
Global economic conditions over the past several years have resulted in negative impacts on businesses and financial institutions. Many of our clients, including financial institutions, corporations, governmental entities and pension plans, have been reducing expenses, including amounts spent on consulting services. The evolving needs or financial circumstances of our clients may challenge our ability to increase revenues and profitability and may reduce demand for our services. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.
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
Mercer currently provides corporate, multi-employer and public clients with actuarial, consulting and administration services relating to defined benefit pension plans. The nature of our work is complex. Our actuarial services involve numerous assumptions and estimates regarding future events, including interest rates used to discount future liabilities, estimated rates of return for a plan's assets, healthcare cost trends, salary projections and participants' life expectancies. Our consulting services involve the drafting and interpretation of trust deeds and other complex documentation governing pension plans. Our administration services include calculating benefits within complicated pension plan structures. Clients dissatisfied with our services have brought, and may bring, significant claims against us, particularly in the
U.S. and the U.K. In addition, a number of Mercer's clients have frozen or curtailed their defined benefit plans and have moved to defined contribution plans resulting in reduced revenue for Mercer's retirement business. These developments could adversely affect Mercer's business and operating results.
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
If the utilization rate for our consulting professionals declines, our profit margin and profitability could suffer.
In addition, the profitability of our Consulting businesses depends in part on the prices we are able to charge for our services. The prices we charge are affected by a number of factors, including:

•	clients' perception of our ability to add value through our services;

•	market demand for the services we provide;

•	our ability to develop new services and the introduction of new services by competitors;

•	the pricing policies of our competitors;

•	the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and

•	general economic conditions.
If we are unable to achieve and maintain adequate billing rates for our services, our profit margin and profitability could suffer.

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
Marsh & McLennan Companies and certain of its subsidiaries own, directly and indirectly through special purpose subsidiaries, a 58% condominium interest covering approximately 900,000 square feet in a 44-story building in New York City. This real estate serves as the Company's headquarters and is occupied primarily by the Company and its affiliates for general corporate use. The remaining 42% condominium interest in this property is owned by an unaffiliated third party. The Company’s owned interest is financed by a 30-year loan that is non-recourse to the Company (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interest and a first priority assignment of leases and rents. In the event (1) the Company is downgraded below B/B2 (Stable) by any of S&P, Fitch and Moody’s or (2) an event of default under the loan has occurred and is continuing, the Company would be obligated to pre-fund certain reserve accounts relating to the mortgaged property, including a rent reserve account in an amount equal to three months’ rent for the entire occupancy of the mortgaged property.

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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2013 and 2012 and each quarterly period thereof:

	2013 Stock Price Range		2012 Stock Price Range
	High	Low	High	Low
First Quarter	$38.00	$34.43	$33.40	$30.69
Second Quarter	$41.68	$37.00	$34.68	$30.74
Third Quarter	$44.63	$39.96	$34.99	$31.42
Fourth Quarter	$48.56	$41.98	$35.78	$33.09
Full Year	$48.56	$34.43	$35.78	$30.69

On February 21, 2014, the closing price of the Company’s common stock on the NYSE was $47.96.
In May 2013, the Board of Directors of the Company increased the amount of authorized share repurchases to up to a dollar value of $1 billion of the Company's common stock. The Company repurchased 3.2 million shares of its common stock for $150 million during the fourth quarter of 2013, resulting in full year 2013 repurchases of 13.2 million shares for $550 million. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $563 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2013	__	__	__	$712,500,017
Nov 1-30, 2013	1,171,729	$47.1464	1,171,729	$657,257,157
Dec 1-31, 2013	1,989,703	$47.6237	1,989,703	$562,500,042
Total Q4 2013	3,161,432	$47.4468	3,161,432	$562,500,042

Item 6.      Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2013	2012	2011	2010	2009
Revenue	$12,261	$11,924	$11,526	$10,550	$9,831
Expense:
Compensation and Benefits	7,226	7,134	6,969	6,465	6,182
Other Operating Expenses	2,958	2,961	2,919	3,146	2,871
Operating Expenses	10,184	10,095	9,888	9,611	9,053
Operating Income (a)	2,077	1,829	1,638	939	778
Interest Income	18	24	28	20	17
Interest Expense	(167)	(181)	(199)	(233)	(241)
Cost of Extinguishment of Debt	(24)	—	(72)	—	—
Investment Income (Loss)	69	24	9	43	(2)
Income Before Income Taxes	1,973	1,696	1,404	769	552
Income Tax Expense	594	492	422	204	21
Income From Continuing Operations	1,379	1,204	982	565	531
Discontinued Operations, Net of Tax	6	(3)	33	306	(290)
Net Income Before Non-Controlling Interests	1,385	1,201	1,015	871	241
Less: Net Income Attributable to Non-Controlling Interests	28	25	22	16	14
Net Income Attributable to the Company	$1,357	$1,176	$993	$855	$227
Basic Income (Loss) Per Share Information:
Income From Continuing Operations	$2.46	$2.16	$1.76	$1.01	$0.97
Income (Loss) From Discontinued Operations	0.01	—	0.06	0.55	(0.54)
Net Income (Loss) Attributable to the Company	$2.47	$2.16	$1.82	$1.56	$0.43
Average Number of Shares Outstanding	549	544	542	540	522
Diluted Income (Loss) Per Share Information:
Income From Continuing Operations	$2.42	$2.13	$1.73	$1.00	$0.96
Income (Loss) From Discontinued Operations	0.01	—	0.06	0.55	(0.54)
Net Income (Loss) Attributable to the Company	$2.43	$2.13	$1.79	$1.55	$0.42
Average Number of Shares Outstanding	558	552	551	544	524
Dividends Paid Per Share	$0.96	$0.90	$0.86	$0.81	$0.80
Return on Average Equity	19%	19%	16%	14%	4%
Year-end Financial Position:
Working capital	$2,491	$2,399	$1,909	$2,171	$1,216
Total assets	$16,980	$16,288	$15,454	$15,310	$15,337
Long-term debt	$2,621	$2,658	$2,668	$3,026	$3,034
Total equity	$7,975	$6,606	$5,940	$6,415	$5,863
Total shares outstanding (net of treasury shares)	547	545	539	541	530
Other Information:
Number of employees	55,000	54,000	52,000	51,000	49,000
Stock price ranges—
U.S. exchanges — High	$48.56	$35.78	$32.00	$27.50	$25.46
— Low	$34.43	$30.69	$25.29	$20.21	$17.18

(a)	Includes the impact of net restructuring costs of $22 million, $78 million, $51 million, $141 million, and $243 million in 2013, 2012, 2011, 2010 and 2009, respectively.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this report, for discussion of significant items affecting our results of operations in 2013, 2012 and 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and Subsidiaries (the “Company”) is a global professional services firm providing advice and solutions principally in the areas of risk, strategy and human capital. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 55,000 employees worldwide and annual revenue of over $12 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•
Consulting includes Health, Retirement, Talent and Investments consulting and services and products, and specialized management and economic consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

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

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2013	2012	2011
Revenue	$12,261	$11,924	$11,526
Expense
Compensation and Benefits	7,226	7,134	6,969
Other Operating Expenses	2,958	2,961	2,919
Operating Expenses	10,184	10,095	9,888
Operating Income	$2,077	$1,829	$1,638
Income from Continuing Operations	$1,379	$1,204	$982
Discontinued Operations, Net of Tax	6	(3)	33
Net Income Before Non-Controlling Interests	$1,385	$1,201	$1,015
Net Income Attributable to the Company	$1,357	$1,176	$993
Net Income from Continuing Operations Per Share:
Basic	$2.46	$2.16	$1.76
Diluted	$2.42	$2.13	$1.73
Net Income Per Share Attributable to the Company:
Basic	$2.47	$2.16	$1.82
Diluted	$2.43	$2.13	$1.79
Average number of shares outstanding:
Basic	549	544	542
Diluted	558	552	551
Shares outstanding at December 31,	547	545	539
Consolidated operating income increased 14% to $2.1 billion in 2013 compared with $1.8 billion in 2012 driven by a 3% increase in revenue on both a reported and underlying basis, with growth in each operating company. Expenses increased 1% on both a reported and underlying basis as the Company continues its efforts to manage expenses and improve operating efficiency.
Risk and Insurance Services operating income increased $87 million or 7% in 2013 compared with 2012. Revenue increased 4%, or 3% on an underlying basis, to $6.6 billion in 2013 reflecting underlying revenue growth of 3% at Marsh and 5% at Guy Carpenter.
Consulting operating income increased $153 million or 22% to $845 million in 2013 compared with 2012 due to the combined effects of increased revenue at Mercer and lower expenses in the segment.
Consolidated operating income in 2012 was $1.8 billion compared with $1.6 billion in 2011.
Risk and Insurance Services operating income in 2012 increased $134 million or 11% to $1.3 billion compared with 2011, resulting from revenue growth at both Marsh and Guy Carpenter.
Consulting operating income in 2012 increased $75 million or 12% to $692 million compared with 2011, primarily due to increased revenue at Mercer and improved operating efficiency.
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
Consolidated net income attributable to the Company was $1.4 billion in 2013, compared with $1.2 billion in 2012 and $993 million in 2011.
Consolidated Revenue and Expense
The Company conducts business in many countries, as a result of which the impact of foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues is as follows:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2013	2012	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,438	$5,232	4%	(1)%	2%	3%
Guy Carpenter	1,131	1,079	5%	(1)%	1%	5%
Subtotal	6,569	6,311	4%	(1)%	2%	4%
Fiduciary Interest Income	27	39
Total Risk and Insurance Services	6,596	6,350	4%	(1)%	2%	3%
Consulting
Mercer	4,241	4,147	2%	(1)%	—	4%
Oliver Wyman Group	1,460	1,466	—	1%	—	(1)%
Total Consulting	5,701	5,613	2%	(1)%	—	2%
Corporate/Eliminations	(36)	(39)
Total Revenue	$12,261	$11,924	3%	(1)%	1%	3%

*	Components of revenue change may not add due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2013	2012	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,902	$1,860	2%	—	—	3%
Asia Pacific	659	656	—	(5)%	—	5%
Latin America	392	353	11%	(9)%	7%	13%
Total International	2,953	2,869	3%	(2)%	1%	4%
U.S. / Canada	2,485	2,363	5%	—	4%	2%
Total Marsh	$5,438	$5,232	4%	(1)%	2%	3%
Mercer:
Health	$1,511	$1,412	7%	—	1%	6%
Retirement	1,344	1,396	(4)%	—	(4)%	1%
Talent	606	604	—	(2)%	4%	(1)%
Investments	780	735	6%	(3)%	1%	9%
Total Mercer	$4,241	$4,147	2%	(1)%	—	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2012	2011	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,232	$4,991	5%	(2)%	2%	5%
Guy Carpenter	1,079	1,041	4%	(1)%	(1)%	6%
Subtotal	6,311	6,032	5%	(2)%	2%	5%
Fiduciary Interest Income	39	47
Total Risk and Insurance Services	6,350	6,079	4%	(2)%	2%	5%
Consulting
Mercer	4,147	4,004	4%	(1)%	1%	4%
Oliver Wyman Group	1,466	1,483	(1)%	(2)%	(2)%	3%
Total Consulting	5,613	5,487	2%	(2)%	—	4%
Corporate /Eliminations	(39)	(40)
Total Revenue	$11,924	$11,526	3%	(2)%	1%	4%
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2012	2011	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,860	$1,796	4%	(5)%	3%	5%
Asia Pacific	656	612	7%	(1)%	—	7%
Latin America	353	334	6%	(7)%	—	13%
Total International	2,869	2,742	5%	(4)%	2%	6%
U.S. / Canada	2,363	2,249	5%	—	2%	3%
Total Marsh	$5,232	$4,991	5%	(2)%	2%	5%
Mercer:
Health	$1,412	$1,320	7%	(1)%	2%	7%
Retirement	1,396	1,423	(2)%	(2)%	(1)%	1%
Talent	604	576	5%	(2)%	4%	2%
Investments	735	685	7%	(1)%	2%	7%
Total Mercer	$4,147	$4,004	4%	(1)%	1%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items such as: acquisitions, dispositions and transfers among businesses.
*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for 2013 increased 3% on both a reported and underlying basis to $12.3 billion compared with $11.9 billion in 2012. Revenue in the Risk and Insurance Services segment increased 4% in 2013 compared with 2012, or 3% on an underlying basis, with underlying revenue growth of 3% at Marsh and 5% at Guy Carpenter. The Consulting segment's revenue increased 2% on both a reported and underlying basis. On an underlying basis, Mercer's revenue was up 4% in 2013 compared with 2012, while the Oliver Wyman Group decreased 1%.
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
Operating Expense
Consolidated operating expenses increased 1% in 2013 compared with the same period in 2012 on both a reported and underlying basis. The increase in underlying expenses primarily reflects higher incentive compensation and pension costs, partly offset by lower costs related to professional indemnity claims.
Consolidated operating expenses increased 2% in 2012 compared with the same period in 2011. The increase reflects a 3% increase in underlying expenses, a 1% increase due to the impact of acquisitions, offset by a 2% decrease due to the impact of foreign currency exchange translation. The increase in underlying expenses primarily reflects higher incentive compensation and benefits costs as well as restructuring costs at Mercer, which include exit costs related to a portion of Mercer's Canadian outsourcing business. These increases were partly offset by credits related to the adjustment of acquisition related contingent consideration liabilities.
Restructuring
In 2013, the Company implemented restructuring actions which resulted in costs totaling $22 million. The restructuring costs consist primarily of severance and benefits, costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$7 million; Consulting—$2 million; and Corporate—$13 million.
Businesses Exited
In the fourth quarter of 2011, management initiated a plan to sell the Marsh BPO business, which was completed in August 2012. Marsh's BPO business was previously part of the Marsh U.S. Consumer business and provided policy, claims, call center and accounting operations on an outsourced basis to life insurance carriers. Marsh invested in a technology platform that was designed to make the BPO business scalable and more efficient. During 2011, Marsh decided that it would cease investing in the technology platform and instead exit the business via a sale. The Company wrote off capitalized software of the BPO business of $17 million, net of tax, which is included in discontinued operations in 2011.
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
Marsh also receives compensation from insurance companies. This compensation includes, among other things, payment for consulting and analytics services provided to insurers; administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions in parts of its operations. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically provide for segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest is segregated from the other revenues of Marsh and Guy Carpenter and separately presented within the segment, as shown in the revenue by segments charts earlier in this MD&A.
The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2013	2012	2011
Revenue	$6,596	$6,350	$6,079
Compensation and Benefits	3,618	3,502	3,400
Other Operating Expenses	1,557	1,514	1,479
Operating Expenses	5,175	5,016	4,879
Operating Income	$1,421	$1,334	$1,200
Operating Income Margin	21.5%	21.0%	19.7%
Revenue
Revenue in the Risk and Insurance Services segment increased 4%, or 3% on an underlying basis, in 2013 compared with 2012.
In Marsh, revenue grew to $5.4 billion in 2013, an increase of 4% from the prior year, reflecting 3% growth in underlying revenue and a 2% increase from acquisitions, partly offset by a 1% decrease resulting from the impact of foreign currency translation. The underlying revenue increase of 3% reflects growth in all major geographies which was driven by increased new business. International operations had underlying revenue growth of 4% reflecting increases of 13% in Latin America, 5% in Asia Pacific and 3% in EMEA, while U.S. / Canada increased 2%.
The Risk and Insurance segment completed six acquisitions during 2013.

•
June - Marsh acquired Rehder y Asociados Group, an insurance adviser in Peru. The business includes the insurance broker Rehder y Asociados and employee health and benefits specialist, Humanasalud. Marsh also completed the acquisition of Franco & Acra Tecniseguros, an insurance advisor in the Dominican Republic.

•	July - Guy Carpenter acquired Smith Group, a specialist disability reinsurance risk manager and consultant based in Maine.

•
September - Marsh purchased an additional stake in Insia a.s., an insurance broker operating in the Czech Republic and Slovakia which, when combined with its prior holdings, gave Marsh a controlling interest. Insia a.s. was previously accounted for under the equity method.

•	November - Marsh & McLennan Agency ("MMA") acquired Elsey & Associates, a Texas-based provider of surety bonds and insurance coverage to the construction industry.

•	December - MMA acquired Cambridge Property and Casualty, a Michigan-based company providing insurance and risk management services to high net worth individuals and mid-sized businesses.
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

•
March - MMA acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Marsh acquired Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies.

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

•
October - MMA acquired Howalt+McDowell, a South Dakota-based agency which offers property/ casualty, surety, personal protection and employee benefits insurance to individuals and businesses, and The Protector Group Insurance Agency, a Massachusetts-based agency which provides property/casualty, employee benefits services, personal insurance and individual financial services.

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
Guy Carpenter’s revenue increased 5% to $1.1 billion in 2013 compared with 2012, or 5% on an underlying basis, reflecting growth across North America, International, Global Specialites and U.K. Facultative.
In July 2013, Guy Carpenter acquired Smith Group, a specialist disability reinsurance risk manager and consultant based in Maine.
Fiduciary interest income was $27 million in 2013 compared to $39 million in 2012 due to lower average invested funds combined with lower interest rates.
Revenue in Risk and Insurance Services increased 4% in 2012 compared with 2011, reflecting a 5% increase on an underlying basis and a 2% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency exchange translation.
In Marsh, revenue in 2012 was $5.2 billion, an increase of 5% from the prior year, reflecting 5% growth in underlying revenue and a 2% increase from acquisitions, partly offset by a 2% decrease resulting from the impact of foreign currency translation. The underlying revenue increase of 5% reflects growth in all major geographies, driven by new business. Underlying revenue increased 13% in Latin America, 7% in Asia Pacific, 3% in U.S. / Canada and 5% in EMEA.
Guy Carpenter’s revenue increased 4% to $1.1 billion in 2012 compared with 2011, or 6% on an underlying basis, driven by Guy Carpenter's International operations, particularly Global Specialties, Asia Pacific, EMEA, Latin America, and Global Facultative.

Fiduciary interest income was $39 million in 2012 compared to $47 million in 2011 due to slightly lower average invested funds combined with lower interest rates.
Expense
Expenses in the Risk and Insurance Services segment increased 3% on both a reported and underlying basis in 2013 compared with 2012. The increase in expenses on an underlying basis is primarily due to higher base salaries, pension costs and adjustments to acquisition-related contingent consideration liabilities, partly offset by lower costs related to professional indemnity claims.
Expenses in the Risk and Insurance Services segment increased 3% in 2012 compared with 2011, reflecting a 2% increase from acquisitions and a 2% decrease due to the impact of foreign currency translation. Expenses on an underlying basis increased 3% primarily due to higher base salaries, incentive compensation and benefits costs partly offset by credits related to adjustments to acquisition- related contingent consideration liabilities.
Consulting
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Oliver Wyman Group provides specialized management, economic and brand consulting services.
The major component of revenue in the Consulting segment business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s delegated investment management business and certain of Mercer’s defined contribution administration services consists principally of fees based on assets under management and/or administration.
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
Reimbursable expenses incurred by professional staff in the generation of revenue and sub-advisory fees related to investment management are included in revenue and the related expenses are included in other operating expenses.
The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2013	2012	2011
Revenue	$5,701	$5,613	$5,487
Compensation and Benefits	3,269	3,298	3,315
Other Operating Expenses	1,587	1,623	1,555
Operating Expenses	4,856	4,921	4,870
Operating Income	$845	$692	$617
Operating Income Margin	14.8%	12.3%	11.2%
Revenue
Consulting revenue in 2013 increased 2% compared with 2012 on both a reported and underlying basis. Mercer’s revenue was $4.2 billion in 2013, an increase of 2% reflecting a 4% increase in underlying revenue, partly offset by a 1% decrease due to the impact of foreign currency. The underlying revenue growth was primarily driven by Health and Investments, which increased 6% and 9%, respectively. Oliver Wyman’s revenue was flat in 2013 compared to 2012, as a 1% decrease in underlying revenue was offset by a 1% increase due to the impact of foreign currency.

The Consulting segment completed two acquisitions during 2013.

•	July - Oliver Wyman acquired Corven, a U.K.-based management consultancy firm.

•	August - Mercer acquired Global Remuneration Solutions, a market leading compensation consulting firm based in South Africa.
Consulting revenue in 2012 increased 2% compared with 2011, or 4% on an underlying basis. Mercer’s revenue was $4.1 billion in 2012, an increase of 4% on both a reported and underlying basis compared with 2011, with growth in each of its businesses. The underlying revenue growth was primarily driven by 7% increases in both health and investments. Oliver Wyman’s revenue decreased 1% in 2012 compared to 2011, but increased 3% on an underlying basis.
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
Expense
Consulting expenses in 2013 decreased 1% on both a reported and underlying basis compared to 2012. This decrease reflects the impact of lower restructuring costs and continued strong expense control.
Consulting expenses in 2012 increased 1%, or 2% on an underlying basis. This increase reflects the impact of higher benefits and restructuring costs, including charges of $16 million for the exit activities related to a portion of Mercer's Canadian outsourcing business.
Corporate and Other
The following results of Corporate and Other includes the run-off of Corporate Advisory and Restructuring Group ("CARG") operations:

(In millions of dollars)	2013	2012	2011
Corporate Advisory and Restructuring Operating Income	$1	$6	$9
Corporate Expense	(190)	(203)	(188)
Total Corporate and Other	$(189)	$(197)	$(179)

Corporate expenses in 2013 were $190 million compared to $203 million in 2012. The decrease is primarily due to lower amortization of equity awards and lower severance, partially offset by higher pension expense.

Corporate expenses in 2012 were $203 million compared to $188 million in 2011. The increase was primarily due to accelerated amortization of equity awards for retirement eligible senior executives and higher consulting costs associated with corporate initiatives.

The CARG amounts reflect payments received related to the CARG businesses divested in 2008.
Discontinued Operations
As part of the disposal transactions for Putnam and Kroll, the Company provided certain indemnities, primarily related to pre-transaction tax uncertainties and legal contingencies. In accordance with applicable accounting guidance, liabilities were established related to these indemnities at the time of the sales and reflected as a reduction of the gain on disposal. Discontinued operations includes charges or credits resulting from the settlement or resolution of the indemnified matters, as well as adjustments to the liabilities related to such matters. Discontinued operations in 2013 includes estimated costs covered under the indemnity related to the Kroll sale as well as tax indemnities related to the Putnam sale. Discontinued operations in 2011 includes credits of $50 million from the resolution of certain legal matters and insurance recoveries, as well as the settlement of tax audits and the expiration of the statutes of limitations related to certain of the indemnified matters, primarily with respect to Putnam.

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
Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31, (In millions of dollars, except per share figures)	2013	2012	2011
Income (loss) from discontinued operations, net of tax	$—	$—	$(17)
Disposals of discontinued operations	(4)	(2)	25
Income tax (credit) expense	(10)	1	(25)
Disposals of discontinued operations, net of tax	6	(3)	50
Discontinued operations, net of tax	$6	$(3)	$33
Discontinued operations, net of tax per share
—Basic	$0.01	$—	$0.06
—Diluted	$0.01	$—	$0.06

Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $18 million in 2013 compared with $24 million in 2012. The decrease in interest income is due to lower average interest rates compared with the prior year. Interest expense was $167 million in 2013 compared with $181 million in 2012. The decrease is due to lower average debt balances in 2013 and lower interest rates on senior notes issued in 2013 compared with the interest rates on senior notes that matured or were extinguished during 2013.
Interest income earned on corporate funds amounted to $24 million in 2012 compared with $28 million in 2011. The decrease in interest income was due to lower average interest rates compared with the prior year. Interest expense was $181 million in 2012 compared with $199 million in 2011. The decrease was primarily due to lower interest rates on senior notes issued during the second half of 2011 and the first quarter of 2012, compared with the interest rate on notes that matured.
Cost of Extinguishment of Debt
On October 24, 2013, the Company purchased $250 million of its 2015 Notes. The Company acquired the Notes at market value plus a make whole premium based on the terms of the original indenture, which exceeded its carrying value and resulted in a cost of approximately $24 million in the fourth quarter of 2013.
On July 15, 2011, the Company purchased $600 million of outstanding notes, comprising $330 million of its 2014 Notes and $270 million of its 2015 Notes. The Company acquired the Notes at market value plus a tender premium, which exceeded the carrying value and resulted in a charge of approximately $72 million in the third quarter of 2011.
Investment Income (Loss)
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company's holdings in certain private equity funds, including equity method gains

(losses) on its investment in the Trident funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded gains on its investment in Trident II of $22 million and $35 million in 2013 and 2012, respectively, including $15 million of deferred performance fees recognized in the first quarter of 2013. Trident II has now fully harvested all its portfolio investments and made final distributions to its partners during the fourth quarter of 2013. The Company has now recognized all of the performance fees related to its general partnership interest in Trident II. Investment income for 2013 includes performance fees of $40 million related to the Company's general partnership interest in Trident III which had been deferred, but are no longer subject to claw back. Trident III is a private equity fund created in 2003. Prior to 2013, no Trident III-related investment income had been recognized since 2006, when MMC contributed its limited partnership investment interest to its U.K. pension plan. At December 31, 2013, the Company had deferred performance fees of approximately $38 million related to Trident III. Recognition of these deferred performance fees will only occur as investments are harvested and the performance fees are no longer subject to claw back. Timing of this is unknown and is not controlled by the Company.
In 2012, investment income was $24 million compared with $9 million in 2011. This increase was primarily due to higher mark-to-market gains on private equity fund investments, partly offset by an impairment loss on a debt security of $8 million.
Income Taxes
The Company's consolidated effective tax rate was 30.1%, 29.0% and 30.1% in 2013, 2012 and 2011, respectively. The tax rate in each year reflects foreign operations which are taxed at rates lower than the U.S. statutory tax rate.
The lower effective tax rate attributed to the Company's foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S., net of the U.S. tax impact from repatriating foreign earnings. In 2013, pre-tax income in the U.K., Canada, Australia, France and Bermuda accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 21% (excluding the non-cash deferred tax impact of U.K. tax legislation enacted in 2013), 27%, 31%, 42% and 0%, respectively. Under current U.S. tax law, the Company anticipates its non-U.S. operations will continue to incur taxes at rates below the U.S. federal tax rate of 35%.
The Company's U.S. revenue over the past three years has been approximately 45% of total revenue, while over that period the pre-tax income from U.S. locations varied from 9% to 21% of total pre-tax income.
As a U.S. domiciled parent holding company, Marsh & McLennan Companies, Inc. is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States.
The effective tax rate may vary significantly from period to period for the foreseeable future. It is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. A proportional increase in U.S. pre-tax income will tend to increase the effective tax rate because U.S. federal and state corporate tax rates exceed tax rates applicable outside the U.S. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate, depending on estimates of the realizability of associated deferred tax assets. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company and Marsh have been profitable in the U.S. and globally. Tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing jurisdictions allow or require combined or consolidated tax filings. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company's domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carry-forwards in the Company's consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2013, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the profitability of the Company's U.S. operations throughout the period 2011 to 2013, (ii) the nature, frequency, and severity of losses incurred before 2011, (iii) profit trends evidenced by continued improvements in the Company's and Marsh's operating performance, (iv) the non-recurring nature of some of the items that contributed to losses before 2011, (v) the carry-forward periods for the net operating losses ("NOLs") and foreign tax credit carry-forwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that most of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic deferred tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to approximately $195 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future annual earnings from the Company's profitable global operations, consistent with the Company's historical practice. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2013, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.
Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on the effective tax rate.
Liquidity and Capital Resources
The Company is organized as a holding company, a legal entity separate and distinct from its operating subsidiaries. As a holding company without significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to meet its obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders, for share repurchases and for corporate expenses. Other sources of liquidity include borrowing facilities discussed below in financing cash flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2013, the Company had approximately $1.4 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $190 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $1.3 billion of cash from operations in both 2013 and 2012. These amounts reflect the net income reported by the Company during those periods, excluding gains or losses from investments, cost of extinguishment of debt and the disposition of businesses, adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets.
Pension Related Items
During 2013, the Company contributed $26 million to its U.S. pension plans and $620 million to non-U.S. pension plans, which included contributions of $250 million to pre-fund all of the 2014 and a substantial portion of the 2015 deficit funding contributions for the U.K. plans and a discretionary contribution of $70 million to the Canadian plans. In 2012, the Company contributed $124 million to U.S. plans and $389 million to non-U.S. plans, which included $100 million of discretionary contributions to each of the U.S. and the U.K. plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. The pension stabilization provisions included in the "Moving Ahead for Progress in the 21st Century Act", enacted on July 6, 2012, changed the methodology for determining the discount rate used for calculating plan liabilities under ERISA, which determines, in part, the funding requirements. After considering the impact of the pension funding stabilization provisions discussed above, the Company expects less than $1 million of contributions will be required for its U.S. tax-qualified plan through the end of 2014. The Company also expects to fund approximately $24 million to its non-qualified U.S. pension plans in 2014.
The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 82% of non-U.S. plan assets. Contribution rates for non-US plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' Trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. The current funding plan was based on assumptions (including interest rates, inflation, salary increases and mortality) that reflected market conditions as of year-end 2009, was agreed to in early 2011 and formed the basis for the Company's aggregate contributions to the U.K. plans for 2011 through 2013. In 2013, the Company made required contributions of $300 million to its non-U.S. defined benefit pension plans, including amounts called for under the U.K. funding plan. Additionally, the Company made a $250 million contribution to pre-fund certain deficit funding contributions for the U.K. plans, described above, and a $70 million discretionary contribution to its Canadian plans. The valuation of the U.K. pension plan at December 31, 2012 that results from the negotiation process described above will determine funding that is expected to become applicable in 2014. Contributions to the U.K. plans typically comprised of a portion related to the current service cost, that is, the benefits earned by employees in the current year, plus an amount intended to reduce, over time, any deficit determined through the Company's negotiations with the Trustee. In the aggregate, the Company expects to fund approximately $160 million to its non-U.S. defined benefit plans in 2014, comprising approximately $90 million to plans outside of the U.K. and $70 million to the U.K. plans.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.
After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans, to close those plans to future benefit accruals effective August 1, 2014 and will replace those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. As required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the Projected Benefit Obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 will be the weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company will recognize a curtailment gain of $63 million in the first quarter of 2014, primarily resulting from the recognition of the remaining prior service credit related to a plan amendment made in December 2012. This gain will be mostly offset by a transition benefit to certain employees most impacted by the amendment. As a result of the amendments to the U.K. plans, the Company expects an increase in contributions to its defined contribution plans of approximately $30 million related to the transfer of colleagues from defined benefit to defined contribution plans, and funding of a portion of the transition benefit.
The year-over-year change in the funded status of the Company's pension plans is impacted by the variance between actual and assumed results, particularly with regard to return on assets and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.0 billion and $3.0 billion at December 31, 2013 for the U.S. plans and non-U.S. plans, respectively, compared with $1.9 billion and $3.3 billion at December 31, 2012. The decrease is primarily due to the impact of increases in the discount rates, actual returns on plan assets in 2013 that were higher than the estimated long-term rate of return on plan assets and discretionary contributions to the plans, discussed above. In the past several years, the amount of actuarial losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities increased in both the U.S. and the U.K. (the Company's two largest plans) in 2013 after decreasing in each of the four years from 2009 to 2012. At the end of 2009, the weighted average discount rate for all plans was 6.0%, declining to 5.6%, 4.9% and 4.4% at the end of 2010, 2011 and 2012, respectively. In 2013 the weighted average discount rate increased to 4.8%. An increase in the discount rate decreases the measured plan liability, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan liability, resulting in actuarial losses. During 2013, the Company's defined benefit pension plan assets had actual returns of 12.6% and 8.6% in the U.S. and U.K., respectively. During 2012, the Company's defined benefit pension plan assets had actual returns of 14.1%, and 9.8% in the U.S. and U.K., respectively; and in 2011, the actual returns were 5.8% in the U.S. and 4.8% in the U.K. In 2012 and 2010, actuarial losses resulting from declines in the discount rate were partly offset by actual asset returns which exceeded the assumed rates of return in each year. In 2011, both the decline in the discount rate and actual asset returns that were lower than the assumed rates of return contributed to the actuarial losses.
Overall, based on the measurement at December 31, 2013, the Company’s pension expense was expected to decrease in 2014 by approximately $128 million, partly offset by compensation considerations. Approximately 85% of this decrease relates to the U.S. plans. The decrease in the expected U.S. pension expense results primarily from an increase in the discount rates used to measure U.S. plan liabilities along with the impact of an increase in plan assets at the end of 2013 resulting from investment returns. The remainder of the decrease relates to plans outside of the U.S. resulting from a modest increase in the discount rate and an increase in plan assets resulting from both asset performance and contributions.
As a result of the plan remeasurement to reflect the amendments to the U.K. plans, described above, an incremental decrease of approximately $31 million for defined benefit pension expense is expected for 2014, primarily resulting from the elimination of the service cost component, effective August 1, 2014. However, the decrease in the defined benefit pension cost resulting from the amendment will be largely offset by increased cost for the new defined contribution plan which will replace the existing defined benefit plans in the U.K.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
Other
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
Financing Cash Flows
Net cash used for financing activities was $834 million in 2013 compared with $633 million of net cash used for financing activities in 2012. The Company increased outstanding debt by approximately $37 million in 2013 while outstanding debt decreased by $10 million and $100 million in 2012 and 2011, respectively.
Debt
In September 2013, the Company issued $250 million of 2.55% five-year senior notes and $250 million of 4.05% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included a partial redemption of $250 million of the outstanding principal amount of the existing 5.75% senior notes due 2015. The redemption settled in October 2013 with a total cash outflow of approximately $275 million, including a $24 million cost for early redemption based on the terms of the original indenture.
During the first quarter of 2013, the Company used cash to repay its 4.85% fixed rate $250 million senior notes that matured.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter to repay the maturing notes.
On July 15, 2011, the Company purchased $600 million of outstanding notes comprising $330 million of its 2014 Notes and $270 million of its 2015 Notes (collectively, the "Notes"). The Company acquired the Notes at fair value plus a tender premium, which exceeded its carrying value. A cost of approximately $72 million was recorded in the Consolidated Statements of Income in the third quarter of 2011 related to the extinguishment of this debt.
The Company used proceeds from the issuance of 4.80% ten-year $500 million senior notes in the third quarter of 2011 and cash on hand to purchase the Notes.
Acquisitions
During 2013, the Company paid $17 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments that are reflected as a financing activity is $9 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Any payments made related to increases in the contingent consideration liability subsequent to the date of acquisition are reflected as operating cash flows, which in 2013 was $8 million. Remaining estimated future contingent consideration payments of $104 million for acquisitions completed in 2013 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2013.
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

Credit Facilities
The Company and certain of its subsidiaries maintain a $1.0 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings under this facility at December 31, 2013.
In December 2012, the Company closed on a $50 million, 3-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at December 31, 2013.
The Company’s senior debt is currently rated Baa2 by Moody’s and A- by Standard & Poor’s. The Company’s short-term debt is currently rated P-2 by Moody’s and A-2 by Standard & Poor’s. The Company carries a positive outlook from Moody’s and a stable outlook from Standard & Poor’s.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $282 million at December 31, 2013 and $247 million at December 31, 2012. There was $1 million outstanding borrowings under these facilities at December 31, 2013 and no outstanding borrowings under these facilities at December 31, 2012.
Share Repurchases
In May 2013, the Board of Directors of the Company authorized share repurchases of up to $1 billion of the Company's common stock. During 2013, the Company repurchased 13.2 million shares of its common stock for total consideration of $550 million at an average price per share of $41.76. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $563 million. There is no time limit on this authorization. During 2012, the Company repurchased approximately 6.9 million shares of its common stock for total consideration of $230 million at an average price per share of $33.36.
Dividends
The Company paid total dividends of $533 million in 2013 ($0.96 per share), $497 million in 2012 ($0.90 per share) and $480 million in 2011 ($0.86 per share).
Investing Cash Flows
Net cash used for investing activities amounted to $446 million in 2013 compared with $583 million used for investing activities in 2012. The Company made eight acquisitions in 2013. Cash used for these acquisitions, net of cash acquired was $125 million. In addition, in 2013, the Company paid $15 million of deferred purchase consideration related to acquisitions made in prior years and $2 million for the purchase of other intangible assets. Remaining deferred cash payments of approximately $44 million for acquisitions completed in 2013 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2013.
The Company made 15 acquisitions in 2012. Cash used for these acquisitions, net of cash acquired was $230 million. In addition, in 2012, the Company paid $59 million of deferred purchase consideration related to acquisitions made in prior years and $3 million for the purchase of other intangible assets.
The Company received proceeds from distributions on its Investment in Trident II of $100 million, $35 million and $61 million in 2013, 2012 and 2011, respectively. Trident II has now fully harvested all its portfolio investments and final distributions were made to partners during the fourth quarter of 2013.
The Company’s additions to fixed assets and capitalized software, which amounted to $401 million in 2013 and $320 million in 2012, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $25 million in two private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2013:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$331	$331	$—	$—	$—
Long-term debt	2,634	—	302	524	1,808
Interest on long-term debt	1,257	156	261	235	605
Net operating leases	2,380	346	584	435	1,015
Service agreements	676	285	221	140	30
Other long-term obligations	190	83	97	8	2
Purchase commitments	35	20	15	—	—
Total	$7,503	$1,221	$1,480	$1,342	$3,460
The above does not include the liability for unrecognized tax benefits of $128 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $7 million that may become payable during 2014. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities of approximately $900 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The amounts of estimated future benefits payments to be made from plan assets are disclosed in Note 8 to the consolidated financial statements. In 2014, the Company expects to contribute approximately $25 million and $160 million to its U.S. and non-U.S. pension plans, respectively.
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
The determination of net periodic pension cost is based on a number of assumptions, including an expected long-term rate of return on plan assets, the discount rate, mortality and assumed rate of salary increase. Significant assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. The Company believes the assumptions for each plan are reasonable and appropriate and will continue to evaluate assumptions at least annually and adjust them as appropriate. Based on its current assumptions, the Company expects pension expense in 2014 to decrease approximately $128 million compared with 2013, partly offset by compensation considerations.
Future pension expense or credits will depend on plan provisions, future investment performance, future assumptions and various other factors related to the populations participating in the pension plans. Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 86% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(19)	$(37)	$19	$37
Discount Rate	$(38)	$(28)	$39	$29
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
Fair Value Determinations
Goodwill Impairment Testing—The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In 2013, the Company elected to not use the option to perform a qualitative assessment to determine if a step 1 impairment test was necessary and instead elected to perform a step 1 impairment test. Fair values of the reporting units are estimated using either a market approach or discounted cash flow model. This fair value determination was categorized as Level 3 in the fair value hierarchy. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level.
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
As of December 31, 2013, there was $17 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.2 years. Also as of December 31, 2013, there was $74 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and deferred stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.
See Note 9 to the consolidated financial statements for additional information regarding accounting for share-based payments.
New Accounting Pronouncements
Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading "New Accounting Pronouncements".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2013
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,303
Fiduciary cash and investments	$4,234
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 8 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $3 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year operating income by approximately $47 million.

Equity Price Risk

The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Publicly traded investments of $18 million are classified as available for sale. Non-publicly traded investments of $14 million are accounted for using the cost method and $89 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 15 to the consolidated financial statements included elsewhere in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2013	2012	2011
Revenue	$12,261	$11,924	$11,526
Expense:
Compensation and benefits	7,226	7,134	6,969
Other operating expenses	2,958	2,961	2,919
Operating expenses	10,184	10,095	9,888
Operating income	2,077	1,829	1,638
Interest income	18	24	28
Interest expense	(167)	(181)	(199)
Cost of extinguishment of debt	(24)	—	(72)
Investment income	69	24	9
Income before income taxes	1,973	1,696	1,404
Income tax expense	594	492	422
Income from continuing operations	1,379	1,204	982
Discontinued operations, net of tax	6	(3)	33
Net income before non-controlling interests	1,385	1,201	1,015
Less: Net income attributable to non-controlling interests	28	25	22
Net income attributable to the Company	$1,357	$1,176	$993
Basic net income per share – Continuing operations	$2.46	$2.16	$1.76
– Net income attributable to the Company	$2.47	$2.16	$1.82
Diluted net income per share – Continuing operations	$2.42	$2.13	$1.73
–Net income attributable to the Company	$2.43	$2.13	$1.79
Average number of shares outstanding – Basic	549	544	542
– Diluted	558	552	551
Shares outstanding at December 31,	547	545	539
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2013	2012	2011
Net income before non-controlling interests	$1,385	$1,201	$1,015
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(86)	177	(100)
Unrealized investment loss	1	(1)	(9)
Gain (loss) related to pension/post-retirement plans	1,213	(447)	(1,114)
Other comprehensive income (loss), before tax	1,128	(271)	(1,223)
Income tax expense (credit) on other comprehensive loss	442	(152)	(335)
Other comprehensive income (loss), net of tax	686	(119)	(888)
Comprehensive income	2,071	1,082	127
Less: Comprehensive income attributable to non-controlling interests	28	25	22
Comprehensive income attributable to the Company	$2,043	$1,057	$105

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,303	$2,301
Receivables
Commissions and fees	3,065	2,858
Advanced premiums and claims	61	62
Other	282	244
	3,408	3,164
Less-allowance for doubtful accounts and cancellations	(98)	(106)
Net receivables	3,310	3,058
Current deferred tax assets	482	410
Other current assets	205	194
Total current assets	6,300	5,963
Goodwill and intangible assets	7,365	7,261
Fixed assets, net	828	809
Pension related assets	979	260
Deferred tax assets	626	1,223
Other assets	882	772
	$16,980	$16,288
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$334	$260
Accounts payable and accrued liabilities	1,861	1,721
Accrued compensation and employee benefits	1,466	1,473
Accrued income taxes	148	110
Total current liabilities	3,809	3,564
Fiduciary liabilities	4,234	3,992
Less – cash and investments held in a fiduciary capacity	(4,234)	(3,992)
	—	—
Long-term debt	2,621	2,658
Pension, postretirement and postemployment benefits	1,150	2,094
Liabilities for errors and omissions	373	460
Other liabilities	1,052	906
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2013 and December 31, 2012	561	561
Additional paid-in capital	1,028	1,107
Retained earnings	9,452	8,628
Accumulated other comprehensive loss	(2,621)	(3,307)
Non-controlling interests	70	64
	8,490	7,053
Less – treasury shares, at cost, 13,882,204 shares at December 31, 2013 and 15,133,774 shares at December 31, 2012	(515)	(447)
Total equity	7,975	6,606
	$16,980	$16,288
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2013	2012	2011
Operating cash flows:
Net income before non-controlling interests	$1,385	$1,201	$1,015
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	286	277	267
Amortization of intangible assets	72	72	65
Intangible asset impairment	5	8	—
Adjustments to acquisition related contingent consideration liability	24	(44)	—
Cost of early extinguishment of debt	24	—	72
Provision for deferred income taxes	184	96	178
Gain on investments	(69)	(24)	(8)
Loss on disposition of assets	1	23	35
Stock option expense	18	26	21
Changes in assets and liabilities:
Net receivables	(245)	(144)	143
Other current assets	(70)	(37)	(225)
Other assets	(766)	(177)	(94)
Accounts payable and accrued liabilities	106	(210)	108
Accrued compensation and employee benefits	(8)	72	107
Accrued income taxes	43	44	1
Other liabilities	383	174	32
Effect of exchange rate changes	(32)	(35)	(12)
Net cash provided by operations	1,341	1,322	1,705
Financing cash flows:
Purchase of treasury shares	(550)	(230)	(361)
Proceeds from debt	547	248	496
Repayments of debt	(260)	(259)	(11)
Payments for early extinguishment of debt	(274)	—	(672)
Purchase of non-controlling interests	—	—	(21)
Shares withheld for taxes on vested units – treasury shares	(79)	(97)	(93)
Issuance of common stock from treasury shares	352	248	162
Payments of contingent consideration for acquisitions	(9)	(30)	(16)
Distributions of non-controlling interests	(28)	(16)	(11)
Dividends paid	(533)	(497)	(480)
Net cash used for financing activities	(834)	(633)	(1,007)
Investing cash flows:
Capital expenditures	(401)	(320)	(280)
Net sales of long-term investments	93	20	62
Proceeds from sales of fixed assets	5	6	3
Dispositions	5	—	—
Acquisitions	(142)	(292)	(237)
Other, net	(6)	3	(5)
Net cash used for investing activities	(446)	(583)	(457)
Effect of exchange rate changes on cash and cash equivalents	(59)	82	(22)
Increase in cash and cash equivalents	2	188	219
Cash and cash equivalents at beginning of period	2,301	2,113	1,894
Cash and cash equivalents at end of period	$2,303	$2,301	$2,113
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2013	2012	2011
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,107	$1,156	$1,185
Change in accrued stock compensation costs	(22)	(16)	(13)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(57)	(34)	(14)
Purchase of subsidiary shares from non-controlling interests	—	1	(2)
Balance, end of period	$1,028	$1,107	$1,156
RETAINED EARNINGS
Balance, beginning of year	$8,628	$7,949	$7,436
Net income attributable to the Company	1,357	1,176	993
Dividend equivalents declared - (per share amounts: $0.96 in 2013, $0.90 in 2012, and $0.86 in 2011)	(6)	(8)	(14)
Dividends declared – (per share amounts: $0.96 in 2013, $0.90 in 2012, and $0.86 in 2011)	(527)	(489)	(466)
Balance, end of period	$9,452	$8,628	$7,949
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,307)	$(3,188)	$(2,300)
Other comprehensive income (loss), net of tax	686	(119)	(888)
Balance, end of period	$(2,621)	$(3,307)	$(3,188)
TREASURY SHARES
Balance, beginning of year	$(447)	$(595)	$(514)
Issuance of shares under stock compensation plans and employee stock purchase plans	481	378	280
Issuance of shares for acquisitions	1	—	—
Purchase of treasury shares	(550)	(230)	(361)
Balance, end of period	$(515)	$(447)	$(595)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$64	$57	$47
Net income attributable to non-controlling interests	28	25	22
Distributions	(28)	(16)	(5)
Other changes	6	(2)	(7)
Balance, end of period	$70	$64	$57
TOTAL EQUITY	$7,975	$6,606	$5,940
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Nature of Operations:  Marsh & McLennan Companies, Inc. (the "Company”), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
The Risk and Insurance Services segment provides risk management activities and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter.
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 4 below.
Principles of Consolidation:  The accompanying consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, the Company generally collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $27 million, $39 million and $47 million in 2013, 2012 and 2011, respectively. The Consulting segment recorded fiduciary interest income of $5 million in 2013 and $4 million in both 2012 and 2011. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $8.2 billion and $9.1 billion at December 31, 2013 and 2012, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
Consulting revenue includes fees paid by clients for advice and services and commissions from insurance companies for the placement of individual and group contracts. Fee revenue for engagements where remuneration is based on time plus out-of-pocket expenses is recognized based on the amount of time consulting professionals expend on the engagement. For fixed fee engagements, revenue is recognized using a proportional performance model. Revenue from insurance commissions not subject to a fee arrangement is recorded over the effective period of the applicable policies. Revenue for asset based fees is recognized on an accrual basis by applying the daily/monthly rate as contractually agreed with the client to the applicable net asset value. On a limited number of engagements, performance fees may also be earned for achieving certain prescribed performance criteria. Such fees are recognized when the performance criteria have been achieved and agreed to by the client. Reimbursable expenses incurred by professional staff in the generation of revenue and sub-advisory fees related to investment management are included in revenue and the related expenses are included in other operating expenses.
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $190 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2013	2012
Furniture and equipment	$1,201	$1,168
Land and buildings	408	412
Leasehold and building improvements	816	811
	2,425	2,391
Less-accumulated depreciation and amortization	(1,597)	(1,582)
	$828	$809
Investments:  The Company holds investments primarily in private companies and certain private equity funds.
Certain investments, primarily investments in private equity funds, are accounted for under the equity method using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds, which amounted to gains of $12 million, $33 million and $10 million in 2013, 2012 and 2011, respectively. Investments recorded using the equity method are included in other assets in the consolidated balance sheets.

As part of the sale of MMC Capital in 2005, the Company retained the right to receive certain performance fees related to the Trident II and Trident III private equity partnerships. The Company recognizes performance fee income when such fees are no longer subject to forfeiture, which may take a number of years to resolve. The Company deferred the recognition of income related to such performance fees of $38 million and $63 million at December 31, 2013 and 2012, respectively, related to Trident III. This income is based on the investment performance over the life of each investment in the private equity fund, and future declines in fund performance from current levels may result in the forfeiture of such revenue. Trident II has now fully harvested all its portfolio investments and final distributions were made to partners during the fourth quarter of 2013. Therefore, the Company no longer holds an investment in Trident II. Approximately $40 million and $15 million of performance fees were recognized in 2013 related to Trident III and Trident II, respectively, and included as part of investment income. The Company received approximately $100 million in cash proceeds related to Trident II partnership distributions in 2013.
Gains or losses recognized in earnings from the investments, including the performance fees discussed above, are included in investment income in the consolidated statements of income.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company may elect to assess qualitative factors to determine if a step 1 assessment is necessary. Other intangible assets, which primarily consist of customer lists, that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2013 or 2012.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $399 million and $278 million, net of accumulated amortization of $748 million and $691 million at December 31, 2013 and 2012, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). GAAP requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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

In the first quarter of 2013, the share-based payment awards with non-forfeitable rights to dividends became fully vested. As a result, the Company is no longer required to use the two-class method and in the first quarter of 2013 used the treasury stock method to calculate EPS. There was no difference in the earnings per share calculations when comparing the two-class method to the treasury stock method for the years ended 2012 and 2011. Therefore, the prior period information in the chart below shows the earnings per share calculation using the treasury stock method, consistent with current year presentation.
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

Basic and Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2013	2012	2011
Net income from continuing operations	$1,379	$1,204	$982
Less: Net income attributable to non-controlling interests	28	25	22
	$1,351	$1,179	$960
Basic weighted average common shares outstanding	549	544	542
Dilutive effect of potentially issuable common shares	9	8	9
Diluted weighted average common shares outstanding	558	552	551
Average stock price used to calculate common stock equivalents	$40.97	$33.10	$29.40
There were 22.6 million, 32.0 million and 38.9 million stock options outstanding as of December 31, 2013, 2012 and 2011, respectively.

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
New Accounting Pronouncements:  In July 2013, the FASB issued new accounting guidance related to the presentation of unrecognized tax benefits as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. However, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle taxes that would result from the disallowance of the tax position or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), the unrecognized tax benefit shall be presented in the financial statement as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this new guidance will affect balance sheet classification and footnote disclosure only and is not expected to have a material impact on the Company's financial statements.
In June 2013, the FASB issued new accounting guidance which amends the criteria for an entity to qualify as an investment company. The guidance clarifies the characteristics of an investment company, provides comprehensive guidance to determine whether an entity is an investment company and sets measurement and disclosure requirements for investment companies. The guidance is effective for interim and annual reporting periods beginning after December 15, 2013. Earlier application is prohibited. Adoption of the guidance is not expected to materially affect the Company's financial position, results of operations or cash flows.

In February 2013, the FASB issued new accounting guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The Company implemented this new guidance for the reporting period ended March 31, 2013. Other than enhanced disclosure, the adoption of this new guidance did not have a material effect on the Company's financial statements.
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
Reclassifications: Certain reclassifications have been made to prior period amounts to conform with current year presentation, in particular with regard to the Per Share Data disclosure in Footnote 1, which is presented using the treasury stock method, since there is no difference in the earnings per share calculation between the treasury stock method and the two-class method for the three years presented.

2.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2013	2012	2011
Assets acquired, excluding cash	$217	$380	$214
Released from escrow in 2012	—	(62)	—
Liabilities assumed	(53)	(42)	(21)
Contingent/deferred purchase consideration	(39)	(46)	(33)
Net cash outflow for current year acquisitions	125	230	160
Purchase of other intangibles	2	3	4
Deferred purchase consideration from prior years' acquisitions	15	59	11
Subtotal	$142	$292	$175
Cash paid into escrow for future acquisition	—	—	62
Net cash outflow for acquisitions	$142	$292	$237

(In millions of dollars)	2013	2012	2011
Interest paid	$170	$183	$188
Income taxes paid, net of refunds	$360	$350	$37

The Company had non-cash issuances of common stock under its share-based payment plan of $150 million, $193 million and $197 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to equity awards of $110 million, $152 million and $165 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations in each cash flow category, which were insignificant to the overall Company.

An analysis of the allowance for doubtful accounts is as follows:

For the Year Ended December 31,
(In millions of dollars)	2013	2012	2011
Balance at beginning of year	$106	$105	$114
Provision charged to operations	16	11	11
Accounts written-off, net of recoveries	(19)	(12)	(21)
Effect of exchange rate changes and other	(5)	2	1
Balance at end of year	$98	$106	$105

3.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the year ended December 31, 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	1	574	(84)	491
Amounts reclassified from accumulated other comprehensive income	—	195	—	195
Net current period other comprehensive income (loss)	1	769	(84)	686
Balance as of December 31, 2013	$5	$(2,682)	$56	$(2,621)

The components of other comprehensive income (loss) are as follows:

For the year ended December 31,	2013
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(86)	$(2)	$(84)
Unrealized investment gains (losses)	1	—	1
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(22)	(8)	(14)
Net actuarial losses	317	108	209
Subtotal	295	100	195
Net gains arising during period	898	339	559
Foreign currency translation adjustments	27	8	19
Other adjustments	(7)	(3)	(4)
Pension/post-retirement plans gains	1,213	444	769
Other comprehensive income	$1,128	$442	$686

For the year ended December 31,	2012
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$177	$(5)	$182
Unrealized investment losses	(1)	1	(2)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(31)	(12)	(19)
Net actuarial losses	270	90	180
Subtotal	239	78	161
Net loss arising during period	(648)	(217)	(431)
Foreign currency translation adjustments	(113)	(26)	(87)
Other adjustments	75	17	58
Pension/post-retirement plans losses	(447)	(148)	(299)
Other comprehensive loss	$(271)	$(152)	$(119)

For the year ended December 31,	2011
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(100)	$4	$(104)
Unrealized investment losses	(9)	(4)	(5)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains	(32)	(13)	(19)
Net actuarial losses	213	68	145
Subtotal	181	55	126
Net loss arising during period	(1,289)	(388)	(901)
Foreign currency translation adjustments	(14)	(3)	(11)
Other adjustments	8	1	7
Pension/post-retirement plans losses	(1,114)	(335)	(779)
Other comprehensive loss	$(1,223)	$(335)	$(888)

The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2013	December 31, 2012
Foreign currency translation adjustments (net of deferred tax liability of $7 and $9 in 2013 and 2012, respectively)	$56	$140
Net unrealized investment gains (net of deferred tax liability of $2 in 2013 and 2012, respectively)	5	4
Net charges related to pension / post-retirement plans (net of deferred tax asset of $1,213 and $1,657 in 2013 and 2012, respectively)	(2,682)	(3,451)
	$(2,621)	$(3,307)

4.     Acquisitions
The Company’s acquisitions have been accounted for as purchases. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase dates. In connection with acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer lists, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Any change in assumptions could affect the carrying value of such intangible assets.
The Risk and Insurance segment completed six acquisitions during 2013.

•
June - Marsh acquired Rehder y Asociados Group, an insurance adviser in Peru. The business includes the insurance broker Rehder y Asociados and employee health and benefits specialist, Humanasalud. Marsh also completed the acquisition of Franco & Acra Tecniseguros, an insurance advisor in the Dominican Republic.

•	July - Guy Carpenter acquired Smith Group, a specialist disability reinsurance risk manager and consultant based in Maine.

•
September - Marsh purchased an additional stake in Insia a.s., an insurance broker operating in the Czech Republic and Slovakia which, when combined with its prior holdings, gave MMC a controlling interest. Insia a.s. was previously accounted for under the equity method.

•	November - Marsh & McLennan Agency ("MMA") acquired Elsey & Associates, a Texas-based provider of surety bonds and insurance coverage to the construction industry.

•	December - MMA acquired Cambridge Property and Casualty, a Michigan-based company providing insurance and risk management services to high net worth individuals and mid-sized businesses.
The MMA acquisitions were made to expand Marsh's presence in the U.S. middle-market business.

The Consulting segment completed two acquisitions during 2013.

•	July - Oliver Wyman acquired Corven, a U.K.-based management consultancy firm.

•	August - Mercer acquired Global Remuneration Solutions, a market leading compensation consulting firm based in South Africa.
Total purchase consideration for acquisitions made during 2013 was $178 million, which consisted of cash paid of $139 million, deferred purchase and estimated contingent consideration of $39 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2013, the Company also paid $15 million of deferred purchase consideration and $17 million of contingent consideration related to acquisitions made in prior years. In addition, the Company paid $2 million to purchase other intangible assets during 2013.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

(In millions)	2013
Cash	$139
Estimated fair value of deferred/contingent consideration	39
Total Consideration	$178
Allocation of purchase price:
Cash and cash equivalents	$14
Accounts receivable, net	10
Other current assets	12
Property, plant, and equipment	3
Intangible assets (primarily customer lists amortized over 10 years)	77
Goodwill	113
Other assets	2
Total assets acquired	231
Current liabilities	21
Other liabilities	32
Total liabilities assumed	53
Net assets acquired	$178

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

•
March - MMA acquired KSPH, LLC, a middle-market employee benefits agency based in Virginia, and Marsh acquired Cosmos Services (America) Inc., the U.S. insurance brokerage subsidiary of ITOCHU Corp., which specializes in commercial property/casualty, personal lines, and employee benefits brokerage services to U.S. subsidiaries of Japanese companies.

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
Subsequent Acquisitions
In January 2014, MMA announced that it had acquired Barney & Barney, a San Diego based insurance broking firm that provides insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. and abroad. Also in January, Marsh announced that it had reached a definitive agreement to acquire Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors, with particular expertise in Scotland’s oil and gas sector as well as financial services, construction, and agriculture. It also has an extensive private client offering, specializing in providing tailored insurance solutions for individuals and families.
Pro-Forma Information
While the Company does not believe its acquisitions are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2013 and 2012 and for the Barney & Barney acquisition that closed in January 2014. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions and the Barney & Barney acquisition is as if they occurred on January 1, 2012 and reflects acquisitions made in 2012 as if they occurred on January 1, 2011. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2013	2012	2011
Revenue	$12,424	$12,202	$11,778
Income from continuing operations	$1,387	$1,222	$990
Net income attributable to the Company	$1,365	$1,195	$1,001
Basic net income per share:
– Continuing operations	$2.48	$2.20	$1.78
– Net income attributable to the Company	$2.49	$2.20	$1.84
Diluted net income per share:
– Continuing operations	$2.44	$2.16	$1.75
– Net income attributable to the Company	$2.45	$2.16	$1.81

The consolidated statements of income for 2013 include approximately $50 million of revenue and $9 million of net operating income, respectively, related to acquisitions made during 2013.

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
Summarized Statements of Income data for discontinued operations is as follows:

For the Year Ended December 31,
(In millions of dollars)	2013	2012	2011
Income (loss) from discontinued operations, net of tax	$—	$—	$(17)
Disposals of discontinued operations	(4)	(2)	25
Income tax (credit) expense	(10)	1	(25)
Disposals of discontinued operations, net of tax	6	(3)	50
Discontinued operations, net of tax	$6	$(3)	$33
Discontinued operations, net of tax per share
– Basic	$0.01	$—	$0.06
– Diluted	$0.01	$—	$0.06

6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In 2013, the Company elected to not use the option to perform a qualitative assessment to determine if a step 1 impairment test was necessary and instead elected to perform a step 1 impairment test. Fair values of the reporting units were estimated using either a market approach or discounted cash flow model. This fair value determination was categorized as Level 3 in the fair value hierarchy. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company completed its 2013 annual review in the third quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value by a substantial margin.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2013	2012
Balance as of January 1, as reported	$6,792	$6,562
Goodwill acquired	113	226
Other adjustments(a)	(12)	4
Balance at December 31,	$6,893	$6,792

(a)	Reflects increases due to the impact of foreign exchange in both years. 2013 also reflects a reduction due to purchase accounting adjustments.
The goodwill acquired of $113 million in 2013 (approximately $7 million of which is deductible for tax purposes) comprised of $96 million related to the Risk and Insurance Services segment and $17 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $4.7 billion and Consulting, $2.2 billion.
Amortized intangible assets consist primarily of the cost of client lists and trade names acquired. The gross cost and accumulated amortization at December 31, 2013 and 2012 is as follows:

(In millions of dollars)	2013			2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$888	$416	$472	$814	$345	$469
The Company recorded an intangible asset impairment charge of $5 million and $8 million in the third quarter of 2013 and 2012, respectively, in the Risk & Insurance Services segment.

Aggregate amortization expense for each of the years ended December 31, 2013, 2012 and 2011 was $72 million, $72 million and $65 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2014	$77
2015	75
2016	68
2017	61
2018	58
Subsequent years	133
$472

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2013	2012	2011
Income before income taxes:
U.S.	$407	$398	$121
Other	1,566	1,298	1,283
	$1,973	$1,696	$1,404

The expense (benefit) for income taxes is comprised of:
Income taxes:
Current–
U.S. Federal	$102	$42	$7
Other national governments	264	336	289
U.S. state and local	45	24	24
	411	402	320
Deferred–
U.S. Federal	12	(18)	5
Other national governments	149	89	90
U.S. state and local	22	19	7
	183	90	102
Total income taxes	$594	$492	$422

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2013	2012
Deferred tax assets:
Accrued expenses not currently deductible	$570	$589
Differences related to non-U.S. operations (a)	140	159
Accrued retirement & postretirement benefits—non-U.S. operations	—	107
Accrued retirement benefits U.S.	297	604
Net operating losses (b)	79	104
Income currently recognized for tax	74	75
Foreign tax credit carryforwards	157	224
Other	90	77
	$1,407	$1,939

Deferred tax liabilities:
Unrealized investment holding gains	$2	$2
Differences related to non-U.S. operations	112	107
Depreciation and amortization	273	245
Accrued retirement & postretirement benefits - non-U.S. operations	89	—
Other	3	4
	$479	$358

(a)	Net of valuation allowances of $12 million in 2013 and $7 million in 2012.

(b)	Net of valuation allowances of $70 million in 2013 and $65 million in 2012.

December 31,
(In millions of dollars)	2013	2012
Balance sheet classifications:
Current assets	$482	$410
Other assets	$626	$1,223
Current liabilities	$(18)	$(18)
Other liabilities	$(162)	$(34)
U.S. Federal income taxes are not provided on temporary differences with respect to investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2013, the Company estimates, amounted to approximately $5.2 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below.

For the Years Ended December 31,	2013	2012	2011
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	2.1	1.9	1.6
Differences related to non-U.S. operations	(6.0)	(6.1)	(6.5)
Other	(1.0)	(1.8)	—
Effective tax rate	30.1%	29.0%	30.1%

The Company’s consolidated tax rate was 30.1%, 29.0% and 30.1% in 2013, 2012 and 2011, respectively. The tax rate in each year reflects foreign operations, which are generally taxed at rates lower than the U.S. statutory tax rate.

Valuation allowances had net increases of $10 million and $23 million in 2013 and 2012, respectively, and a decrease of $1 million in 2011. During the respective years, adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $3 million in 2013 and increased income tax expense by $16 million in 2012. None of the cumulative valuation allowances relate to amounts which if realized would increase contributed capital in the future. Approximately 66% of the Company’s net operating loss carryforwards expire from 2014 through 2033, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2013 comprised state and local, and non-U.S. tax benefits of $60 million and $90 million, respectively, before reduction for valuation allowances. Foreign tax credit carryforwards expire from 2019 through 2022.

The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company and Marsh have been profitable in the U.S. and globally. Tax liabilities are determined and assessed on a legal entity and jurisdictional basis. Certain taxing authorities allow or require combined or consolidated tax filings. The Company assessed the realizability of its domestic deferred tax assets, particularly state deferred tax assets of Marsh relating to jurisdictions in which it files separate tax returns, state deferred tax assets of all of the Company's domestic operations related to jurisdictions in which the Company files a unitary or combined state tax return, and foreign tax credit carry-forwards in the Company's consolidated U.S. federal tax return. When making its assessment about the realization of its domestic deferred tax assets at December 31, 2013, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included (i) the profitability of the Company's U.S. operations throughout the period 2011 to 2013, (ii) the nature, frequency, and severity of losses incurred prior to 2011, (iii) profit trends evidenced by continued improvements in the Company's and Marsh's operating performance, (iv) the non-recurring nature of some of the items that contributed to the losses before 2011, (v) the carry-forward periods for the net operating losses ("NOLs") and foreign tax credit carryforwards, (vi) the sources and timing of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (vii) tax planning strategies that would be implemented, if necessary, to accelerate utilization of NOLs. Based on its assessment, the Company concluded that it is more likely than not that most of these deferred tax assets are realizable and a valuation allowance was recorded to reduce the domestic deferred tax assets to the amount that the Company believes is more likely than not to be realized. In the event sufficient taxable income is not generated in future periods, additional valuation allowances of up to approximately $195 million could be required relating to these domestic deferred tax assets. The realization of the remaining U.S. federal deferred tax assets is not as sensitive to U.S. profits because it is supported by anticipated repatriation of future annual earnings from the Company’s profitable global operations, consistent with the Company's historical practice. In addition, when making its assessment about the realization of its domestic deferred tax assets at December 31, 2013, the Company continued to assess the realizability of deferred tax assets of certain other entities with a history of recent losses, including other U.S. entities that file separate state tax returns and foreign subsidiaries, and recorded valuation allowances as appropriate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

(In millions of dollars)	2013	2012	2011
Balance at January 1,	$117	$143	$199
Additions, based on tax positions related to current year	16	26	7
Additions for tax positions of prior years	35	35	39
Reductions for tax positions of prior years	(7)	(41)	(91)
Settlements	(3)	(6)	(6)
Lapses in statutes of limitation	(30)	(40)	(5)
Balance at December 31,	$128	$117	$143
Of the total unrecognized tax benefits at December 31, 2013, 2012 and 2011, $71 million, $96 million and $102 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2013, 2012 and 2011, before any applicable federal benefit, was $10 million, $13 million and $17 million, respectively.

As discussed in Note 5, the Company has provided certain indemnities related to contingent tax liabilities as part of the disposals of Putnam and Kroll. At December 31, 2013, 2012 and 2011, $2 million, $6 million and $14 million, respectively, included in the table above, relates to Putnam and Kroll positions included in consolidated Company tax returns. Since the Company remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of the Company’s consolidated liability for uncertain tax positions. Any future charges or credits that are directly related to the disposal of Putnam and Kroll and the indemnified contingent tax issues, including interest accrued, will be recorded in discontinued operations as incurred.

The Company is routinely examined by the jurisdictions in which it has significant operations. During 2013, the Company settled federal tax audits with the Internal Revenue Service (IRS) for years 2007 and 2009 through 2011. The tax year 2008 was settled in a prior period. During 2011, the Company was accepted to participate in the IRS Compliance Assurance Process (CAP) which is structured to conduct real-time compliance reviews.  The IRS is currently examining 2012 and performing a pre-filing review of the Company's 2013 U.S. operations. New York State and New York City have examinations underway for various entities covering the years 2007 through 2011. During 2013, the State of Illinois commenced an audit of the Company for years 2009 through 2012. During 2013, the Company filed appeals in the Massachusetts Appellate Tax Board for various entities for assessments received at the end of 2012, and the Company is currently appealing those assessments. During 2013, the United Kingdom commenced an examination of tax years 2011 and 2012 for various subsidiaries. There are no ongoing tax audits in the jurisdictions outside the U.S. in which the Company has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established appropriate liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $21 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Weighted average assumptions:
Discount rate (for expense)	4.38%	4.91%	4.32%	5.05%
Expected return on plan assets	7.68%	8.03%	—	—
Rate of compensation increase (for expense)	2.43%	3.09%	—	—
Discount rate (for benefit obligation)	4.82%	4.38%	5.03%	4.32%
Rate of compensation increase (for benefit obligation)	2.64%	2.43%	—	—
The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by the Mercer actuaries to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. The Company generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the best estimate range, defined as between the 25th and 75th percentile of the expected long-term annual returns in accordance with the “American Academy of Actuaries Pension Practice Council Note May 2001 Selecting and Documenting Investment Return Assumptions” and consistent with Actuarial Standards of Practice No. 27. Historical long-term average asset returns of each plan are also reviewed to determine whether they are consistent and reasonable compared with the best estimate range. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are reflected.
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. At the end of 2013, the actual allocation for the U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target asset allocation for the U.K. Plans, which comprise approximately 82% of non-U.S. Plan assets, is 50% equities and equity alternatives and 50% fixed income. At the end of 2013, the actual allocation for the U.K. Plans was 49% equities and equity alternatives and 51% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio rebalancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
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
The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2013	2012	2011	2013	2012	2011
Service cost	$252	$240	$226	$5	$5	$5
Interest cost	581	596	609	11	13	13
Expected return on plan assets	(911)	(905)	(887)	—	—	—
Amortization of prior service credit	(22)	(19)	(19)	—	(14)	(13)
Recognized actuarial loss (credit)	315	270	215	2	—	(4)
Net periodic benefit cost	$215	$182	$144	$18	$4	$1
Plan Assets
For the U.S. plan, investment allocation decisions are made by a fiduciary committee composed of senior executives appointed by the Company’s Chief Executive Officer. For the non-U.S. plans, investment allocation decisions are made by local fiduciaries, in consultation with the Company for the larger plans. Plan assets are invested in a manner consistent with the fiduciary standards set forth in all relevant laws relating to pensions and trusts in each country. Primary investment objectives are (1) to achieve an investment return that, in combination with current and future contributions, will provide sufficient funds to pay benefits as they become due, and (2) to minimize the risk of large losses. The investment allocations are designed to meet these objectives by broadly diversifying plan assets among numerous asset classes with differing expected returns, volatilities, and correlations.
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. qualified plan, the category ranges are 53-63% for equities and equity alternatives, and 37-47% for fixed income. For the U.K. Plan, the category ranges are 47-53% for equities and equity alternatives, and 47-53% for fixed income. Asset allocation ranges are evaluated generally every three years. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate.
Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.
Unrecognized Actuarial Gains/Losses
In accordance with applicable accounting guidance, the funded status of the Company's pension plans is recorded in the consolidated balance sheets and provides for a delayed recognition of actuarial gains or losses arising from changes in the projected benefit obligation due to changes in the assumed discount rates, differences between the actual and expected value of plan assets and other assumption changes. The unrecognized pension plan actuarial gains or losses and prior service costs not yet recognized in net periodic pension cost are recognized in Accumulated Other Comprehensive Income ("AOCI"), net of tax. These gains and losses are amortized prospectively out of AOCI over a period that approximates the average remaining service period of active employees, or for plans in which substantially all the participants are inactive, over the remaining life expectancy of the inactive employees.

U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$5,197	$4,533	$176	$162
Service cost	104	93	3	3
Interest cost	229	230	7	8
Plan combination	36	—	—	—
Actuarial (gain) loss	(547)	522	(15)	13
Medicare Part D subsidy	—	—	1	3
Benefits paid	(192)	(181)	(14)	(13)
Benefit obligation, December 31	$4,827	$5,197	$158	$176
Change in plan assets:
Fair value of plan assets at beginning of year	$3,936	$3,493	$—	$—
Plan combination	21	—	—	—
Actual return on plan assets	488	500	—	—
Employer contributions	26	124	13	10
Medicare Part D subsidy	—	—	1	3
Benefits paid	(192)	(181)	(14)	(13)
Fair value of plan assets, December 31	$4,279	$3,936	$—	$—
Net funded status, December 31	$(548)	$(1,261)	$(158)	$(176)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(24)	$(25)	$(8)	$(9)
Noncurrent liabilities	(524)	(1,236)	(150)	(167)
Net liability recognized, December 31	$(548)	$(1,261)	$(158)	$(176)
Amounts recognized in other comprehensive income (loss):
Prior service credit	$7	$23	$—	$—
Net actuarial (loss) gain	(974)	(1,887)	13	(2)
Total recognized accumulated other comprehensive (loss) income, December 31	$(967)	$(1,864)	$13	$(2)
Cumulative employer contributions in excess (deficient) of net periodic cost	419	603	(171)	(174)
Net amount recognized in consolidated balance sheet	$(548)	$(1,261)	$(158)	$(176)
Accumulated benefit obligation at December 31	$4,753	$5,114	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2013	2012
Reconciliation of prior service credit (charge) recognized in accumulated other comprehensive income (loss):
Beginning balance	$23	$39	$—	$13
Recognized as component of net periodic benefit credit	(16)	(16)	—	(13)
Prior service credit, December 31	$7	$23	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2013	2012
Reconciliation of net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,887)	$(1,695)	$(2)	$12
Recognized as component of net periodic benefit cost	208	152	—	(1)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	541	(522)	15	(13)
Asset experience	164	178	—	—
Total gain (loss) recognized as change in plan assets and benefit obligations	705	(344)	15	(13)
Net actuarial gain (loss), December 31	$(974)	$(1,887)	$13	$(2)

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2011	2013	2012	2011
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(696)	$346	$467	$(5)	$24	$(9)
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2014	2014
Prior service credit	$(7)	$—
Net actuarial loss	105	1
Projected cost	$98	$1

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2013	2012	2013	2012
Weighted average assumptions:
Discount rate (for expense)	4.45%	5.15%	4.25%	5.10%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	2.00%	2.00%	—	—
Discount rate (for benefit obligation)	5.30%	4.45%	5.17%	4.25%
Rate of compensation increase (for benefit obligation)	2.00%	2.00%	—	—
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $4.8 billion, $4.8 billion and $4.3 billion, respectively, as of December 31, 2013 and $5.2 billion, $5.1 billion and $3.9 billion, respectively, as of December 31, 2012.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $4.8 billion and $4.3 billion, respectively, as of December 31, 2013 and $5.2 billion and $3.9 billion, respectively, as of December 31, 2012.
As of December 31, 2013, the U.S. qualified plan holds 5.4 million shares of the Company’s common stock which were contributed to the Plan by the Company in 2005. This represented approximately 6% of that plan’s assets as of December 31, 2013. In addition, plan assets may be invested in funds managed by Mercer Investments, a subsidiary of the Company.
The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Postretirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2013	2012	2011	2013	2012	2011
Service cost	$104	$93	$83	$3	$3	$3
Interest cost	229	230	231	7	8	8
Expected return on plan assets	(324)	(322)	(315)	—	—	—
Amortization of prior service credit	(16)	(16)	(16)	—	(13)	(13)
Recognized actuarial loss (credit)	207	152	100	—	(1)	(4)
Net periodic benefit cost (credit)	$200	$137	$83	$10	$(3)	$(6)
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost for all periods shown above includes the subsidy.
The assumed health care cost trend rate for Medicare eligibles is approximately 7.6% in 2013, gradually declining to 4.5% in 2028, and the rate for non-Medicare eligibles is 7.5% in 2013, gradually declining to 4.5% in 2028. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$2	$(7)
Estimated Future Contributions
The Company expects to fund approximately $24 million for its U.S. non-qualified plans in 2014. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. The

Company expects less than $1 million of contributions will be required for its U.S. tax-qualified plan through the end of 2014.
Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$8,579	$7,717	$107	$91
Service cost	148	147	2	2
Interest cost	352	366	4	5
Employee contributions	11	11	—	—
Actuarial (gain) loss	(53)	419	(8)	10
Plan amendments	—	(71)	—	—
Effect of settlement	(2)	(11)	—	—
Effect of curtailment	—	(3)	—	(1)
Benefits paid	(293)	(278)	(4)	(4)
Foreign currency changes	(31)	280	(4)	4
Other	—	2	—	—
Benefit obligation December 31	$8,711	$8,579	$97	$107
Change in plan assets:
Fair value of plan assets at beginning of year	$8,312	$7,206	$—	$—
Actual return on plan assets	698	721	—	—
Effect of settlement	(2)	(11)	—	—
Company contributions	620	389	4	4
Employee contributions	11	11	—	—
Benefits paid	(293)	(278)	(4)	(4)
Foreign currency changes	5	273	—	—
Other	—	1	—	—
Fair value of plan assets, December 31	$9,351	$8,312	$—	$—
Net funded status, December 31	$640	$(267)	$(97)	$(107)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$977	$258	$—	$—
Current liabilities	(5)	(6)	(4)	(4)
Non-current liabilities	(332)	(519)	(93)	(103)
Net asset (liability) recognized, December 31	$640	$(267)	$(97)	$(107)
Amounts recognized in other comprehensive income (loss):
Prior service credit	$85	$93	$—	$—
Net actuarial (loss) gain	(3,010)	(3,309)	(16)	(27)
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,925)	$(3,216)	$(16)	$(27)
Cumulative employer contributions in excess (deficient) of net periodic cost	3,565	2,949	(81)	(80)
Net asset (liability) recognized in consolidated balance sheet, December 31	$640	$(267)	$(97)	$(107)
Accumulated benefit obligation, December 31	$8,413	$8,229	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2013	2012
Reconciliation of prior service credit (cost):
Beginning balance	$93	$23	$—	$1
Recognized as component of net periodic benefit credit	(6)	(3)	—	(1)
Effect of curtailment	—	(1)	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	—	71	—	—
Exchange rate adjustments	(2)	3	—	—
Prior service credit, December 31	$85	$93	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2013	2012
Reconciliation of net actuarial gain (loss):
Beginning balance	$(3,309)	$(3,038)	$(27)	$(19)
Recognized as component of net periodic benefit cost	108	118	2	1
Effect of settlement	—	1	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	53	(419)	8	(10)
Asset experience	111	138	—	—
Effect of curtailment	—	3	—	1
Total amount recognized as change in plan assets and benefit obligations	164	(278)	8	(9)
Exchange rate adjustments	27	(112)	1	—
Net actuarial gain (loss), December 31	$(3,010)	$(3,309)	$(16)	$(27)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2011	2013	2012	2011
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(276)	$246	$792	$(2)	$16	$12
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2014	2014
Prior service credit	$(6)	$—
Net actuarial loss	95	1
Projected cost	$89	$1

The weighted average actuarial assumptions utilized for the non-U.S. defined and postretirement benefit plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2013	2012	2013	2012
Weighted average assumptions:
Discount rate (for expense)	4.33%	4.77%	4.45%	4.95%
Expected return on plan assets	7.17%	7.68%	—	—
Rate of compensation increase (for expense)	2.69%	3.73%	—	—
Discount rate (for benefit obligation)	4.55%	4.33%	4.80%	4.45%
Rate of compensation increase (for benefit obligation)	2.99%	2.69%	—	—
The non-U.S. defined benefit plans do not have any direct ownership of the Company’s common stock.
The pension plan in the United Kingdom holds a limited partnership interest in the Trident III private equity fund valued at approximately $111 million at December 31, 2013.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.7 billion, $1.5 billion and $1.3 billion, respectively, as of December 31, 2013 and $1.7 billion, $1.6 billion and $1.2 billion, respectively, as of December 31, 2012.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.7 billion and $1.3 billion, respectively, as of December 31, 2013 and $1.7 billion and $1.2 billion, respectively, as of December 31, 2012.

Subsequent Event

After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans, to close those plans to future benefit accruals effective August 1, 2014 and will replace those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. As required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the projected benefit obligation increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 will be the weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company will recognize a curtailment gain of $63 million in the first quarter of 2014, primarily resulting from the recognition of the remaining prior service credit related to a plan amendment made in December 2012.This will be mostly offset by a transition benefit to certain employees most impacted by the amendment.

Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2013	2012	2011	2013	2012	2011
Service cost	$148	$147	$143	$2	$2	$2
Interest cost	352	366	378	4	5	5
Expected return on plan assets	(587)	(583)	(572)	—	—	—
Amortization of prior service cost	(6)	(3)	(3)	—	(1)	—
Recognized actuarial loss	108	118	115	2	1	—
Net periodic benefit cost	15	45	61	8	7	7
Settlement loss	—	1	—	—	—	—
Curtailment credit	—	(1)	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Total cost	$15	$45	$61	$8	$7	$7
The assumed health care cost trend rate was approximately 5.80% in 2013, gradually declining to 4.85% in 2031. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$10	$(8)
Estimated Future Contributions
The Company expects to fund approximately $160 million to its non-U.S. pension plans in 2014. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
Estimated Future Benefit Payments
The Plans' estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) are as follows:

For the Years Ended December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2014	$207	$287	$11	$4
2015	$219	$299	$11	$4
2016	$233	$318	$11	$5
2017	$244	$342	$11	$5
2018	$255	$350	$11	$5
2019-2023	$1,424	$2,046	$57	$27

Defined Benefit Plans Fair Value Disclosures
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

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans investments measured at fair value on a recurring basis at December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$138	$5,649	$151	$5,938
Corporate obligations	—	2,330	4	2,334
Corporate stocks	2,434	5	1	2,440
Private equity/partnerships	—	2	799	801
Government securities	10	340	2	352
Real estate	—	7	312	319
Short-term investment funds	824	15	—	839
Company common stock	261	—	—	261
Other investments	35	3	238	276
Insurance group annuity contracts	—	—	—	—
Swaps	—	2	—	2
Total investments	$3,702	$8,353	$1,507	$13,562

	Fair Value Measurements at December 31, 2012
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$16	$5,376	$—	$5,392
Corporate obligations	—	2,236	1	2,237
Corporate stocks	2,005	4	9	2,018
Private equity/partnerships	2	2	824	828
Government securities	9	309	—	318
Real estate	11	8	357	376
Short-term investment funds	410	4	—	414
Company common stock	276	—	—	276
Other investments	11	112	216	339
Insurance group annuity contracts	—	—	23	23
Swaps	—	4	—	4
Total investments	$2,740	$8,055	$1,430	$12,225
There were no transfers between Level 1 and Level 2 assets during 2013 or 2012.

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2013 and December 31, 2012:

Assets (In millions)	Fair Value, January 1, 2013	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2013
Private equity/Partnerships	$824	$146	$(174)	$(155)	$150	$(1)	$9	$799
Real estate	357	21	(95)	6	26	(3)	—	312
Other investments	216	18	(13)	11	—	6	—	238
Common/Collective Trusts	—	61	—	(4)	—	(5)	99	151
Insurance group annuity contracts	23	—	—	(1)	—	—	(22)	—
Corporate stocks	9	—	—	—	—	—	(8)	1
Corporate obligations	1	1	—	—	—	—	2	4
Government Securities	—	—	—	(1)	—	—	3	2
Total assets	$1,430	$247	$(282)	$(144)	$176	$(3)	$83	$1,507

Assets (In millions)	Fair Value, January 1, 2012	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2012
Private equity/Partnerships	$779	$86	$(79)	$138	$(113)	$13	$—	$824
Real estate	319	11	(3)	104	(86)	12	—	357
Other investments	202	17	(24)	11	6	4	—	216
Insurance group annuity contracts	20	160	(157)	1	(1)	—	—	23
Corporate stocks	8	1	—	—	—	—	—	9
Corporate obligations	1	—	—	—	—	—	—	1
Total assets	$1,329	$275	$(263)	$254	$(194)	$29	$—	$1,430
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
Common/Collective trusts:  Valued at the quoted market prices of the investments at year end.
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
Swap assets and liabilities:  Fair values for interest rate swaps, equity index swaps and inflation swaps are estimated using a discounted cash flow pricing model. These models use observable market data such as contractual fixed rate, broker quotes, spot equity price or index value and dividend data. The fair values of credit default swaps are estimated using an income approach model which determines expected cash flows based on default probabilities from the issuer-specific credit spread curve and credit loss recovery rates, both of which are dependent on market quotes.
Real estate investment trusts:  Valued at the closing price reported on an exchange.
Short-term investment funds:  Primarily high-grade money market instruments valued at net asset value at year-end.
Real estate: Valued by investment managers generally using proprietary pricing models.
Registered investment companies:  Valued at the closing price reported on the primary exchange.

Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan (“401(k) Plan”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $453 million of the 401(k) Plan’s assets at December 31, 2013 and $375 million at December 31, 2012 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans related to continuing operations was $50 million in 2013, $50 million in 2012 and $48 million in 2011. In addition, the Company has a significant defined contribution plan in the U.K. The cost of the U.K. defined contribution plan was $23 million, $ 21 million and $20 million in 2013, 2012 and 2011, respectively. As noted above, effective August 1, 2014, a newly formed defined contribution plan will replace the existing defined contribution and defined benefit plans with regard to future service.

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

The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Risk-free interest rate	1.03%-1.30%	1.26%-1.27%	2.28%-2.90%
Expected life (in years)	6.0	6.50	6.75
Expected volatility	23.6%-24.1%	26.2%-26.4%	25.4%-25.8%
Expected dividend yield	2.48%-2.54%	2.76%-2.80%	2.75%-2.86%

The estimated fair value of options granted with a market-based triggering event is calculated using a binomial valuation model. The factors and assumptions used in this model are similar to those utilized in the Black-Scholes option pricing valuation model except that the risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve over the contractual term of the option, and the expected life is calculated by the model. Since 2009, there have been no options granted with a market-based triggering event. All such market-condition options have met their market price targets.
A summary of the status of the Company’s stock option awards as of December 31, 2013 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2013	32,045,793	$29.10
Granted	2,563,951	$36.55
Exercised	(9,928,320)	$28.31
Forfeited	(124,911)	$30.18
Expired	(1,988,647)	$40.46
Balance at December 31, 2013	22,567,866	$29.29	4.9 years	$428,167
Options vested or expected to vest at December 31, 2013	22,098,993	$29.26	4.9 years	$419,912
Options exercisable at December 31, 2013	15,750,814	$28.02	3.6 years	$318,923
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2013, 2012 and 2011 was $6.21, $6.04 and $6.67, respectively. The total intrinsic value of options exercised during the same periods was $198.1 million, $57.7 million and $23.6 million, respectively.

As of December 31, 2013, there was $17 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.2 years. Cash received from the exercise of stock options for the years ended December 31, 2013, 2012 and 2011 was $281.1 million, $179.3 million and $111.7 million, respectively.

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

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2013 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2013	8,964,238	$28.58	730,838	$31.32
Granted	842,433	$36.70	289,200	$36.54
Vested	(5,310,027)	$26.96	(76,844)	$31.22
Forfeited	(245,835)	$31.29	(19,412)	$32.71
Adjustment due to performance	—	$—	37,381	$31.24
Non-vested balance at December 31, 2013	4,250,809	$32.04	961,163	$32.87

The weighted-average grant-date fair value of the Company's restricted stock units granted during the years ended December 31, 2012 and 2011 was $31.96 and $30.46, respectively. The weighted average grant date fair value of the Company's performance stock units granted during the years ended December 31, 2012 and 2011 was $31.89 and $30.60, respectively. The total fair value of the shares distributed during the years ended December 31, 2013, 2012 and 2011 in connection with the Company's restricted stock units and performance stock units was $205.5 million, $262.6 million and $249.0 million, respectively.

The number of vested performance stock units includes any applicable performance adjustment shares. The adjustment due to performance reflects the incremental portion of the above-target payout of performance stock units awarded in February 2011 and February 2012 (190% and 200%, respectively) that vested during 2013 either in full or on a pro-rata basis due to certain types of termination of employment. There is no adjustment due to performance for performance stock units awarded in February 2013 that vested during 2013 due to certain types of termination of employment within the calendar year of grant since the payout of such awards is at 100% of target under the award's terms and conditions.

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

A summary of the status of the Company's restricted stock awards as of December 31, 2013 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2013	31,700	$47.31
Granted	—	$—
Vested	(24,500)	$47.66
Forfeited	—	$—
Non-vested balance at December 31, 2013	7,200	$46.14

The total fair value of the Company's restricted stock distributed was $1.1 million during the year ended December 31, 2013 and $0.6 million for each of the years ended December 31, 2012 and 2011.

As of December 31, 2013, there was $73.6 million of unrecognized compensation cost related to the Company's restricted stock, restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.

Marsh & McLennan Companies Stock Purchase Plans

In May 1999, the Company's stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007, no more than 35,600,000 shares of the Company's common stock may be sold. Employees purchased 748,842 shares during the year ended December 31, 2013 and at December 31, 2013, 3,387,471 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company's common stock may be sold. Employees purchased 98,863 shares during the year ended December 31, 2013 and there were 2,987,099 shares available for issuance at December 31, 2013 under the International Plan. The plans are considered non-compensatory.

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

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:
Level 1.Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities and money market mutual funds).
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12
Assets:
Financial instruments owned:
Mutual funds(a)	$154	$139	$—	$—	$—	$—	$154	$139
Money market funds(b)	45	483	—	—	—	—	45	483
Interest rate swap derivatives(c)	—	—	3	6	—	—	3	6
Total assets measured at fair value	$199	$622	$3	$6	$—	$—	$202	$628
Fiduciary Assets:
State and local obligations (including non-U.S. locales)	$—	$—	$—	$3	$—	$—	$—	$3
Money market funds	—	149	—	—	—	—	—	149
Total fiduciary assets measured at fair value	$—	$149	$—	$3	$—	$—	$—	$152
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$104	$63	$104	$63
Senior Notes due 2014(e)	$—	$—	$253	$256	$—	$—	$253	$256
Total liabilities measured at fair value	$—	$—	$253	$256	$104	$63	$357	$319
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e) Included in long term-debt in the consolidated balance sheets.
During the year ended December 31, 2013, there were no assets or liabilities that transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2013 and December 31, 2012 that represent contingent purchase consideration related to acquisitions:

(In millions of dollars)	2013	2012
Balance at January 1,	$63	$110
Additions	26	27
Payments	(17)	(30)
Revaluation Impact	32	(44)
Balance at December 31,	$104	$63
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $32 million for the year ended December 31, 2013. A 5% increase in the above mentioned projections would increase the liability by approximately $8 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $9 million.
Fair Value of Long-term Investments
The Company has certain long-term investments, primarily related to investments in non-publicly traded private equity funds of $14 million and $16 million at December 31, 2013 and December 31, 2012, respectively, carried on the cost basis for which there are no readily available market prices. The carrying values of these investments approximates fair value. Management's estimate of the fair value of these non-publicly traded investments is based on valuation methodologies including estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments would be classified as Level 3 in the fair value hierarchy and are included in Other assets in the consolidated balance sheets.

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
The consolidated statements of income include net rental costs of $403 million, $416 million and $430 million for 2013, 2012 and 2011, respectively, after deducting rentals from subleases ($13 million in 2013, $10 million in 2012 and $9 million in 2011). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.

At December 31, 2013, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2014	$398	$52	$346
2015	$357	$46	$311
2016	$318	$45	$273
2017	$273	$42	$231
2018	$244	$40	$204
Subsequent years	$1,101	$86	$1,015
The Company has entered into agreements, primarily with various service companies, to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2013, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2014	$285
2015	119
2016	102
Subsequent years	170
$676

12.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions of dollars)	2013	2012
Short-term:
Current portion of long-term debt	$334	$260
Long-term:
Senior notes – 4.850% due 2013	—	250
Senior notes – 5.875% due 2033	297	296
Senior notes – 5.375% due 2014	323	326
Senior notes – 5.75% due 2015	230	479
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	399	398
Senior notes – 4.80% due 2021	497	497
Senior notes - 2.55% due 2018	248	—
Senior notes - 4.05% due 2023	247	—
Mortgage – 5.70% due 2035	413	422
Term Loan Facility - due 2016	50	—
Other	2	1
	2,955	2,918
Less current portion	334	260
	$2,621	$2,658
The senior notes in the table above are publically registered by the Company with no guarantees attached.
In September 2013, the Company issued $250 million of 2.55% five-year senior notes and $250 million of 4.05% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included a partial redemption of $250 million of the outstanding principal amount of the existing 5.75% senior notes due 2015. The redemption settled in October 2013 with a total cash outflow of approximately $275 million including a $24 million cost for early redemption.
In February 2013, the Company repaid its 4.850% fixed rate $250 million senior notes that matured using cash.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter of 2012 to fund the maturing notes.

The Company and certain of its foreign subsidiaries maintain a $1.0 billion multi-currency unsecured revolving credit facility which expires in October 2016. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2013.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at December 31, 2013 was 1.29%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at December 31, 2013.
Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or loss on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the periods ended December 31, 2013 and 2012 is as follows:

	2013			2012
Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect	Loss on Swaps	Gain on Notes	Net Income Effect
Other Operating Expenses	$(3)	$3	$—	$(1)	$1	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in the periods presented.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $282 million at December 31, 2013 and $247 million at December 31, 2012. There was $1 million outstanding borrowings under these facilities at December 31, 2013 and no outstanding borrowings under these facilities at December 31, 2012.
Scheduled repayments of long-term debt in 2014 and in the four succeeding years are $331 million, $241 million, $61 million, $262 million and $262 million, respectively.
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

	December 31, 2013		December 31, 2012
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$334	$334	$260	$261
Long-term debt	$2,621	$2,819	$2,658	$2,986
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

13.    Integration and Restructuring Costs
In 2013, the Company implemented restructuring actions which resulted in costs totaling $22 million. Restructuring costs consist primarily of severance and benefits, costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$7 million; Consulting—$2 million; and Corporate—$13 million.
Details of the restructuring liability activity from January 1, 2012 through December 31, 2013, including actions taken prior to 2013 are as follows:

(In millions of dollars)	Balance at 1/1/12	Expense Incurred	Cash Paid	Other	Balance at 12/31/12	Expense Incurred	Cash Paid	Other	Balance at 12/31/13
Severance	$27	$46	$(38)	$1	$36	$9	$(33)	$(1)	$11
Future rent under non-cancelable leases and other costs	154	32	(50)	(2)	134	13	(32)	(2)	113
Total	$181	$78	$(88)	$(1)	$170	$22	$(65)	$(3)	$124
As of January 1, 2011, the liability balance related to restructuring activity was $211 million. In 2011, the Company accrued $51 million and had cash payments of $82 million related to restructuring activities that resulted in the liability balance at January 1, 2012 reported above.
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation and employee benefits, depending on the nature of the items.

14.    Common Stock
During 2013, the Company repurchased 13.2 million shares of its common stock for total consideration of $550 million. In May 2013, the Board of Directors of the Company authorized share repurchases of up to $1 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $563 million. There is no time limit on the authorization. During 2012, the Company purchased 6.9 million shares of its common stock for total consideration of $230 million.

15.    Claims, Lawsuits and Other Contingencies

Errors and Omissions Claims
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. Errors and omissions claims may seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
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
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which the Company operates. In the ordinary course of business the Company is also subject to subpoenas, investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities. In this regard, in November 2013, Mercer received a subpoena from the New York Department of Financial Services in connection with a review of New York's public pension funds.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2013, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)		Total Assets		Depreciation and Amortization	Capital Expenditures
2013 –
Risk and Insurance Services	$6,596	(a)	$1,421		$11,365		$192	$158
Consulting	5,701	(b)	845		5,178		115	155
Total Segments	12,297		2,266		16,543		307	313
Corporate / Eliminations	(36)	(c)	(189)	(c)	437	(d)	51	88
Total Consolidated	$12,261		$2,077		$16,980		$358	$401
2012 –
Risk and Insurance Services	$6,350	(a)	$1,334		$9,832		$196	$131
Consulting	5,613	(b)	692		5,203		113	117
Total Segments	11,963		2,026		15,035		309	248
Corporate / Eliminations	(39)	(c)	(197)	(c)	1,253	(d)	40	72
Total Consolidated	$11,924		$1,829		$16,288		$349	$320
2011 –
Risk and Insurance Services	$6,079	(a)	$1,200		$9,102		$189	$146
Consulting	5,487	(b)	617		4,820		112	91
Total Segments	11,566		1,817		13,922		301	237
Corporate / Eliminations	(40)	(c)	(179)	(c)	1,532	(d)	31	43
Total Consolidated	$11,526		$1,638		$15,454		$332	$280

(a)
Includes inter-segment revenue of $5 million in both 2013 and 2012 and $4 million in 2011, interest income on fiduciary funds of $27 million, $39 million and $47 million in 2013, 2012 and 2011, respectively, and equity method income of $8 million, $11 million and $14 million in 2013, 2012 and 2011, respectively.

(b)
Includes inter-segment revenue of $31 million, $34 million and $36 million in 2013, 2012 and 2011, respectively, and interest income on fiduciary funds of $5 million in 2013, and $4 million in both 2012 and 2011.

(c)	Includes results of corporate advisory and restructuring business.

(d)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2013	2012	2011
Risk and Insurance Services
Marsh	$5,461	$5,265	$5,031
Guy Carpenter	1,135	1,085	1,048
Total Risk and Insurance Services	6,596	6,350	6,079
Consulting
Mercer	4,241	4,147	4,004
Oliver Wyman Group	1,460	1,466	1,483
Total Consulting	5,701	5,613	5,487
Total Segments	12,297	11,963	11,566
Corporate/ Eliminations	(36)	(39)	(40)
Total	$12,261	$11,924	$11,526

Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2013	2012	2011
Revenue
United States	$5,485	$5,300	$5,131
United Kingdom	1,979	1,960	1,922
Continental Europe	1,943	1,879	1,906
Asia Pacific	1,396	1,346	1,287
Other	1,494	1,478	1,320
	12,297	11,963	11,566
Corporate/Eliminations	(36)	(39)	(40)
	$12,261	$11,924	$11,526

For the Years Ended December 31,
(In millions of dollars)	2013	2012	2011
Fixed Assets, Net
United States	$494	$494	$505
United Kingdom	121	121	133
Continental Europe	64	63	65
Asia Pacific	72	62	37
Other	77	69	64
	$828	$809	$804

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2014

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2013:
Revenue	$3,126	$3,088	$2,932	$3,115
Operating income	$607	$577	$404	$489
Income from continuing operations	$412	$400	$260	$307
Income (loss) from discontinued operations	$12	$(5)	$(1)	$—
Net income attributable to the Company	$413	$388	$253	$303
Basic Per Share Data:
Income from continuing operations	$0.73	$0.71	$0.46	$0.55
Income from discontinued operations	$0.02	$—	$—	$—
Net income attributable to the Company	$0.75	$0.71	$0.46	$0.55
Diluted Per Share Data:
Income from continuing operations	$0.72	$0.70	$0.45	$0.54
Income (loss) from discontinued operations	$0.02	$(0.01)	$—	$—
Net income attributable to the Company	$0.74	$0.69	$0.45	$0.54
Dividends Paid Per Share	$0.23	$0.23	$0.25	$0.25
2012:
Revenue	$3,051	$3,026	$2,845	$3,002
Operating income	$527	$518	$378	$406
Income from continuing operations	$354	$339	$246	$265
Income (loss) from discontinued operations	$—	$(2)	$1	$(2)
Net income attributable to the Company	$347	$329	$241	$259
Basic Per Share Data:
Income from continuing operations	$0.64	$0.61	$0.44	$0.48
Income (loss) from discontinued operations	$—	$(0.01)	$—	$—
Net income attributable to the Company	$0.64	$0.60	$0.44	$0.48
Diluted Per Share Data:
Income from continuing operations	$0.63	$0.60	$0.43	$0.47
Income (loss) from discontinued operations	$—	$(0.01)	$0.01	$—
Net income attributable to the Company	$0.63	$0.59	$0.44	$0.47
Dividends Paid Per Share	$0.22	$0.22	$0.23	$0.23
As of February 21, 2014, there were 6,627 stockholders of record.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 1992. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2014

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information.
None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading “Item 1: Election of Directors” in the 2014 Proxy Statement.
The executive officers of the Company are Peter J. Beshar, J. Michael Bischoff, E. Scott Gilbert, Daniel S. Glaser, Laurie Ledford, Scott McDonald, Alexander S. Moczarski, Julio A. Portalatin and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of the Company”.
The information set forth in the 2014 Proxy Statement in the sections “Transactions with Management and Others; Other Information","—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Codes of Conduct” and “Board of Directors and Committees—Committees—Audit Committee” is incorporated herein by reference.

Item 11.      Executive Compensation.
The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Compensation of Executive Officers” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2014 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections “Corporate Governance—Director Independence”, “Corporate Governance—Review of Related-Person Transactions” and “Transactions with Management and Others; Other Information” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.
The information set forth under the heading “Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2013
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2013 and 2012
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

(4.1)
Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)
First Supplemental Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

†
As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

(4.3)
Second Supplemental Indenture dated as of February 19, 2003 between Marsh & McLennan Companies, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

(4.4)
Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.5)
Indenture dated as of March 19, 2002 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.6)
Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies, Inc. and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.7)
First Supplemental Indenture, dated as of July 14, 2004, between Marsh & McLennan Companies, Inc. and The Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(4.8)
Second Supplemental Indenture, dated as of September 16, 2005, between Marsh & McLennan Companies, Inc. and The Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2005)

(4.9)
Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(4.10)
First Supplemental Indenture, dated as of March 23, 2009, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 18, 2009)

(4.11)
Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.12)
First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.13)
Form of Second Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2012)

(4.14)
Form of Third Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 24, 2013)

(10.1)
Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2005)

(10.2)
Amendment No. 1, effective as of January 30, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.3)
Amendment No. 2, dated September 27, 2005, to Agreement between the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York, and Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, dated January 30, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

(10.4)
Amendment No. 3, dated August 17, 2006, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2006)

(10.5)
Amendment No. 4, signed August 6, 2007, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated August 6, 2007)

(10.6)
Amendment No. 5, dated May 16, 2008, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2008)

(10.7)
Amended and Restated Agreement, effective February 11, 2010, to the Agreement, dated January 30, 2005, as amended, among Marsh & McLennan Companies, Inc., Marsh Inc. and their subsidiaries and affiliates, the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 2010)

(10.8)
*Marsh & McLennan Companies, Inc. U.S. Employee 1996 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

(10.9)
*Marsh & McLennan Companies, Inc. U.S. Employee 1997 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

(10.10)
*Marsh & McLennan Companies, Inc. U.S. Employee 1998 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

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

(10.15)
*Form of Restricted Stock Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005)

(10.16)
*2005 Award of Nonqualified Stock Options under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.17)
*Form of Restricted Stock Unit Award, dated as of February 21, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

(10.18)
*Stock Option and Restricted Stock Unit Award to Brian Duperreault under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.19)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.20)
*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.21)
*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.22)
*2005 Award of Nonqualified Stock Options under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.23)
*Form of Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.24)
*Form of 2007 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.25)
*Form of 2008 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

(10.26)
*Form of 2009 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.27)
*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.28)
*Form of 2011 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(10.29)
*Form of 2011 Long-term Incentive Award dated as of June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

(10.30)
*Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.31)
*Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.32)
*Form of Deferred Stock Unit Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

(10.33)
*Form of Deferred Stock Unit Award, dated as of January 1, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.34)
*Form of Deferred Stock Unit Award, dated as of February 23, 2009, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.35)
*Form of Deferred Stock Unit Award, dated as of May 3, 2010, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

(10.36)
*Form of Deferred Stock Unit Award, dated as of April 20, 2011, under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.37)
*Form of Deferred Stock Unit Award, dated as of February 1, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

(10.38)
*Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.39)
*Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.40)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)

(10.41)
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

(10.43)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.44)
*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.45)
*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.46)	*Marsh & McLennan Companies, Inc. Special Severance Pay Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.47)
*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.48)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.49)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.50)	*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.51)
*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan-May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.52)
*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

(10.53)
*Employment Agreement, effective as of January 29, 2008, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2008)

(10.54)
*Employment Letter, effective as of September 17, 2009 and January 30, 2011, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2009)

(10.55)
*Letter Regarding Qualifying Retirement Determination, dated January 16, 2013, from Marsh & McLennan Companies, Inc. to Brian Duperreault (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.56)
*General Release, dated January 22, 2013, between Marsh & McLennan Companies, Inc. and Brian Duperreault (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.57)	*Letter Agreement, dated August 18, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2008)

(10.58)
Non-Solicitation Agreement, dated as of September 10, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.59)
Confidentiality Agreement, dated as of September 10, 2008, between Marsh & McLennan Companies, Inc. and Vanessa A. Wittman (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.60)
*Employment Agreement, dated as of December 10, 2007, by and between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2009)

(10.61)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.62)
*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.63)	*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff

(10.64)	*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff

(10.65)	*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Peter Zaffino

(10.66)	*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Peter Zaffino

(10.67)	*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

(10.68)	*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

(12.1)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14.1)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21.1)	List of Subsidiaries of Marsh & McLennan Companies, Inc. (as of February 21, 2014)

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.1)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 27, 2014	By	/S/ DANIEL S. GLASER
Daniel S. Glaser President and Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints Luciana Fato and Tiffany Wooley, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of February, 2014.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 27, 2014

/S/ J. MICHAEL BISCHOFF J. Michael Bischoff	Chief Financial Officer	February 27, 2014

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 27, 2014

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 27, 2014

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 27, 2014

/S/ LORD LANG OF MONKTON Lord Lang of Monkton	Director	February 27, 2014

/S/ ELAINE LA ROCHE Elaine La Roche	Director	February 27, 2014

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 27, 2014

Name	Title	Date

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 27, 2014

/S/ MARC D. OKEN Marc D. Oken	Director	February 27, 2014

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 27, 2014

/S/ ADELE SIMMONS Adele Simmons	Director	February 27, 2014

/S/ LLOYD YATES Lloyd Yates	Director	February 27, 2014

/S/ R. DAVID YOST R. David Yost	Director	February 27, 2014