Form 10-Q
period 2014-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2014-05-08
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2014, there were outstanding 549,601,256 shares of common stock, par value $1.00 per share, of the registrant.

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

•
our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which we operate, including evolving sanctions against Russia and existing trade sanctions laws relating to countries such as Cuba, Iran, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;

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

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share figures)	2014	2013
Revenue	$3,264	$3,126
Expense:
Compensation and benefits	1,839	1,803
Other operating expenses	752	716
Operating expenses	2,591	2,519
Operating income	673	607
Interest income	5	4
Interest expense	(42)	(44)
Investment income	13	21
Income before income taxes	649	588
Income tax expense	192	176
Income from continuing operations	457	412
Discontinued operations, net of tax	(1)	12
Net income before non-controlling interests	456	424
Less: Net income attributable to non-controlling interests	13	11
Net income attributable to the Company	$443	$413
Basic net income per share – Continuing operations	$0.81	$0.73
– Net income attributable to the Company	$0.81	$0.75
Diluted net income per share – Continuing operations	$0.80	$0.72
– Net income attributable to the Company	$0.80	$0.74
Average number of shares outstanding – Basic	548	548
– Diluted	556	557
Shares outstanding at March 31	549	550

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net income before non-controlling interests	$456	$424
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	71	(260)
Unrealized investment loss	—	—
Gain (loss) related to pension/post-retirement plans	(199)	252
Other comprehensive loss, before tax	(128)	(8)
Income tax expense (benefit) on other comprehensive income	(41)	64
Other comprehensive loss, net of tax	(87)	(72)
Comprehensive income	369	352
Less: comprehensive income attributable to non-controlling interest	13	11
Comprehensive income attributable to the Company	$356	$341

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In millions, except per share figures)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,380	$2,303
Receivables
Commissions and fees	3,209	3,065
Advanced premiums and claims	55	61
Other	300	282
	3,564	3,408
Less-allowance for doubtful accounts and cancellations	(102)	(98)
Net receivables	3,462	3,310
Current deferred tax assets	484	482
Other current assets	237	205
Total current assets	5,563	6,300
Goodwill and intangible assets	7,799	7,365
Fixed assets (net of accumulated depreciation and amortization of $1,616 at March 31, 2014 and $1,597 at December 31, 2013)	825	828
Pension related assets	889	979
Deferred tax assets	564	626
Other assets	937	882
	$16,577	$16,980

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per share figures)	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$432	$334
Accounts payable and accrued liabilities	1,895	1,861
Accrued compensation and employee benefits	701	1,466
Accrued income taxes	176	148
Dividends payable	139	—
Total current liabilities	3,343	3,809
Fiduciary liabilities	4,814	4,234
Less – cash and investments held in a fiduciary capacity	(4,814)	(4,234)
	—	—
Long-term debt	2,619	2,621
Pension, post-retirement and post-employment benefits	1,135	1,150
Liabilities for errors and omissions	354	373
Other liabilities	1,083	1,052
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at March 31, 2014
and December 31, 2013	561	561
Additional paid-in capital	909	1,028
Retained earnings	9,620	9,452
Accumulated other comprehensive loss	(2,708)	(2,621)
Non-controlling interests	82	70
	8,464	8,490
Less – treasury shares, at cost, 11,358,687 shares at March 31, 2014
and 13,882,204 shares at December 31, 2013	(421)	(515)
Total equity	8,043	7,975
	$16,577	$16,980
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2014	2013
Operating cash flows:
Net income before non-controlling interests	$456	$424
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	75	69
Amortization of intangible assets	22	18
Adjustments to acquisition related contingent consideration liability	(6)	1
Provision for deferred income taxes	59	51
Gain on investments	(13)	(21)
Loss on disposition of assets	1	2
Share based compensation expense	33	42
Changes in assets and liabilities:
Net receivables	(150)	(120)
Other current assets	(35)	(54)
Other assets	33	(14)
Accounts payable and accrued liabilities	47	53
Accrued compensation and employee benefits	(764)	(727)
Accrued income taxes	28	39
Contributions to pension and other benefit plans in excess of current year expense/credit	(93)	(350)
Other liabilities	(85)	(42)
Effect of exchange rate changes	12	36
Net cash used for operations	(380)	(593)
Financing cash flows:
Purchase of treasury shares	(100)	(100)
Net increase in commercial paper	100	—
Proceeds from debt	—	50
Repayments of debt	(3)	(252)
Shares withheld for taxes on vested units – treasury shares	(49)	(65)
Issuance of common stock from treasury shares	92	135
Payments of contingent consideration for acquisitions	(20)	(3)
Distributions of non-controlling interests	(1)	(2)
Dividends paid	(137)	(127)
Net cash used for financing activities	(118)	(364)
Investing cash flows:
Capital expenditures	(99)	(88)
Net sales of long-term investments	—	92
Proceeds from sales of fixed assets	1	1
Dispositions	—	3
Acquisitions	(319)	(1)
Other, net	1	1
Net cash (used for) provided by investing activities	(416)	8
Effect of exchange rate changes on cash and cash equivalents	(9)	(89)
Decrease in cash and cash equivalents	(923)	(1,038)
Cash and cash equivalents at beginning of period	2,303	2,301
Cash and cash equivalents at end of period	$1,380	$1,263
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share figures)	2014	2013
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,028	$1,107
Change in accrued stock compensation costs	(59)	(89)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(60)	(25)
Balance, end of period	$909	$993
RETAINED EARNINGS
Balance, beginning of year	$9,452	$8,628
Net income attributable to the Company	443	413
Dividend equivalents declared - (per share amounts: $0.50 in 2014 and $0.46 in 2013)	(1)	(3)
Dividends declared – (per share amounts: $0.50 in 2014 and $0.46 in 2013)	(274)	(252)
Balance, end of period	$9,620	$8,786
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,621)	$(3,307)
Other comprehensive loss, net of tax	(87)	(72)
Balance, end of period	$(2,708)	$(3,379)
TREASURY SHARES
Balance, beginning of year	$(515)	$(447)
Issuance of shares under stock compensation plans and employee stock purchase plans	194	226
Purchase of treasury shares	(100)	(100)
Balance, end of period	$(421)	$(321)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$70	$64
Net income attributable to non-controlling interests	13	11
Other changes	(1)	(2)
Balance, end of period	$82	$73
TOTAL EQUITY	$8,043	$6,713
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
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three-month periods ended March 31, 2014 and 2013.
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
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. Trident II fully harvested all its portfolio investments and made final distributions to its partners during the fourth quarter of 2013. As of the end of 2013, the Company recognized all the performance fees related to its general partnership interest in Trident II. The Company recorded gains on its investment in Trident II of $20 million, including $15 million of deferred performance fees, for the three months ended March 31, 2013. Investment income for the three months ended March 31, 2014 includes performance fees of $7 million from Trident III which had been deferred, and that are no longer subject to claw-back, and also includes approximately $6 million of mark-to-market gains in the Company's private equity investments. At March 31, 2014, the Company had deferred performance fees of approximately $35 million related to Trident III. Recognition of these deferred performance fees will only occur as investments are harvested and the performance fees are no longer subject to claw-back. Timing of this is unknown and is not controlled by the Company.

Income Taxes
The Company's effective tax rate in the first quarter of 2014 was 29.5%. The rate reflects the impact of non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first quarter of 2013 was 29.9%.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from
$128 million at December 31, 2013 to $117 million at March 31, 2014. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $27 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
Reclassifications
In the first quarter of 2014, the Company enhanced its operating cash flow presentation within the statement of cash flows to show on single lines the impact of pension and other benefit plan contributions in excess of the related expenses, and the non-cash impact of equity share awards. Previously, the cash flow impact of those items was presented as part of changes in other assets and other liabilities, and changes in other liabilities, respectively. The prior year’s presentation was conformed to the current presentation for the following line items within operating cash flows:

•	Share based compensation expense

•	Changes in other assets

•	Contributions to pension and other benefit plans in excess of current year expense/credit

•	Changes in other liabilities
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $6 million and $8 million for the three-month periods ended March 31, 2014 and 2013, respectively. The Consulting segment recorded fiduciary interest income of $1 million in each of the the three-month periods ended March 31, 2014 and 2013. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $8.7 billion at March 31, 2014 and $8.2 billion at December 31, 2013. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended March 31,
(In millions, except per share figures)	2014	2013
Net income from continuing operations	$457	$412
Less: Net income attributable to non-controlling interests	13	11
	$444	$401
Basic weighted average common shares outstanding	548	548
Dilutive effect of potentially issuable common shares	8	9
Diluted weighted average common shares outstanding	556	557
Average stock price used to calculate common stock equivalents	$47.84	$36.21
There were 21.6 million and 28.9 million stock options outstanding as of March 31, 2014 and 2013, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2014 and 2013.

(In millions of dollars)	2014	2013
Assets acquired, excluding cash	$464	$—
Liabilities assumed	(38)	—
Contingent/deferred purchase consideration	(113)	—
Net cash outflow for current year acquisitions	313	—
Deferred purchase consideration from prior years' acquisitions	6	1
Net cash outflow for acquisitions	$319	$1

(In millions of dollars)	2014	2013
Interest paid	$44	$59
Income taxes paid	$120	$85
The Company had non-cash issuances of common stock of $92 million and $130 million, respectively, for the three months ended March 31, 2014 and 2013, primarily related to its share-based payment plans. The Company recorded stock-based compensation expense related to equity awards of $26 million and $34 million for the three-month periods ended March 31, 2014 and 2013, respectively.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month periods ended March 31, 2014 and 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive income (loss) before reclassifications	—	(199)	78	(121)
Amounts reclassified from accumulated other comprehensive income	—	34	—	34
Net current period other comprehensive income (loss)	—	(165)	78	(87)
Balance as of March 31, 2014	$5	$(2,847)	$134	$(2,708)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	—	139	(256)	(117)
Amounts reclassified from accumulated other comprehensive income	—	45	—	45
Net current period other comprehensive income (loss)	—	184	(256)	(72)
Balance as of March 31, 2013	$4	$(3,267)	$(116)	$(3,379)

The components of other comprehensive income (loss) for the three-month periods ended March 31, 2014 and 2013 are as follows:

Three Months Ended March 31,	2014			2013
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$71	$(7)	$78	$(260)	$(4)	$(256)
Unrealized investment gains (losses)	—	—	—	—	—	—
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(3)	(1)	(2)	(6)	(2)	(4)
Net actuarial losses (a)	51	15	36	78	29	49
Subtotal	48	14	34	72	27	45
Effect of remeasurement	(166)	(33)	(133)	—	—	—
Effect of curtailment	(65)	(13)	(52)	—	—	—
Foreign currency translation adjustments	(17)	(2)	(15)	180	41	139
Other	1	—	1	—	—	—
Pension/post-retirement plans (losses) gains	(199)	(34)	(165)	252	68	184
Other comprehensive (loss) income	$(128)	$(41)	$(87)	$(8)	$64	$(72)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.
7.     Acquisitions
The Company completed six acquisitions during the first three months of 2014.
In January 2014, Marsh & Mclennan Agency ("MMA") acquired Barney & Barney, a San Diego-based insurance broking firm that provides insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. and abroad. Also in January, Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors. In February 2014, MMA acquired Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a surety bonding agency based in North Carolina. In March 2014, MMA acquired Capstone Insurance Services, LLC, an agency that provides property/casualty insurance and risk management solutions to businesses and individuals throughout South Carolina, and Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance.
The MMA acquisitions were made to expand Marsh's presence in the U.S. middle-market business.
Total purchase consideration for acquisitions made during the first three months of 2014 was $444 million, which consisted of cash paid of $331 million and deferred purchase and estimated contingent consideration of $113 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $6 million of deferred purchase consideration and $30 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during the first quarter of 2014 based on their fair values:

For the Three Months Ended March 31, 2014
(Amounts in millions)
Cash	$331
Estimated fair value of deferred/contingent consideration	113
Total Consideration	$444
Allocation of purchase price:
Cash and cash equivalents	$18
Accounts receivable, net	3
Other current assets	—
Property, plant, and equipment	3
Intangible assets	189
Goodwill	267
Other assets	2
Total assets acquired	482
Current liabilities	33
Other liabilities	5
Total liabilities assumed	38
Net assets acquired	$444
Prior Year Acquisitions
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
Pro-Forma Information
While the Company does not believe its acquisitions are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during the first three months of 2014 and 2013. In accordance with accounting guidance related to pro-forma disclosure, the information presented for 2014 acquisitions is as if they occurred on January 1, 2013 and reflects acquisitions made in 2013 as if they occurred on January 1, 2012. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2014	2013
Revenue	$3,277	$3,187
Income from continuing operations	$460	$416
Net income attributable to the Company	$446	$417
Basic net income per share:
– Continuing operations	$0.82	$0.74
– Net income attributable to the Company	$0.81	$0.76
Diluted net income per share:
– Continuing operations	$0.80	$0.73
– Net income attributable to the Company	$0.80	$0.75
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statement of income for the three-month period ending March 31, 2014 includes approximately $21 million of revenue and $1 million of net operating income related to acquisitions made in 2014.

8.     Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended March 31,
(In millions of dollars, except per share figures)	2014	2013
Disposals of discontinued operations	$—	$1
Income tax expense (credit)	1	(11)
Disposals of discontinued operations, net of tax	(1)	12
Discontinued operations, net of tax	$(1)	$12
Discontinued operations, net of tax per share
– Basic	$—	$0.02
– Diluted	$—	$0.02
The credits in discontinued operations for the three months ended March 31, 2013 primarily result from tax indemnities related to the Putnam sale.

9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. Fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. This fair value determination was categorized as Level 3 in the fair value hierarchy. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company completed its 2013 annual review in the third quarter of 2013 and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value by a substantial margin.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions of dollars)	2014	2013
Balance as of January 1, as reported	$6,893	$6,792
Goodwill acquired	267	—
Other adjustments(a)	(1)	(40)
Balance at March 31,	$7,159	$6,752

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at March 31, 2014 is as follows: Risk & Insurance Services, $4.9 billion and Consulting, $2.2 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	March 31, 2014			December 31, 2013
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$1,079	$439	$640	$888	$416	$472
Aggregate amortization expense for the three months ended March 31, 2014 and 2013 was $22 million and $18 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2014 (excludes amortization through March 31, 2014)	$82
2015	102
2016	97
2017	90
2018	89
Subsequent years	180
$640

10.     Fair Value Measurements
Fair Value Hierarchy
The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the Financial Accounting Standards Board ("FASB") in Accounting Standards Council ("ASC") Topic No. 820 ("Fair Value Measurements and Disclosures"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, for disclosure purposes, is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:

Level 1.
Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities and money market mutual funds).

Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities and mutual funds.

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
Valuation Techniques
Equity Securities and Mutual Funds - Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange, or official closing bid price for certain markets.
Interest Rate Swap Derivatives - Level 2
The fair value of interest rate swap derivatives is based on the present value of future cash flows at each valuation date resulting from utilization of the swaps, using a constant discount rate of 1.6% compared to discount rates based on projected future yield curves (See Note 12).
Senior Notes due 2014 - Level 2
The fair value of the first $250 million of Senior Notes maturing in 2014 is estimated to be the carrying value of those notes based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities, adjusted by the fair value of the interest rate swap derivatives, discussed above. In the first quarter of 2011, the Company entered into two interest rate swaps to convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps is recorded on the balance sheet. The carrying value of the debt related to these swaps is adjusted by an equal amount (See Note 12).
Contingent Consideration Liability - Level 3
Purchase consideration for some acquisitions made by the Company includes contingent consideration arrangements. Contingent consideration arrangements are primarily based on meeting EBITDA and revenue targets over periods ranging from two to four years. The fair value of contingent consideration is estimated as the present value of future cash flows resulting from the projected revenue and earnings of the acquired entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13
Assets:
Financial instruments owned:
Mutual funds(a)	$144	$154	$—	$—	$—	$—	$144	$154
Money market funds(b)	66	45	—	—	—	—	66	45
Interest rate swap derivatives(c)	—	—	2	3	—	—	2	3
Total assets measured at fair value	$210	$199	$2	$3	$—	$—	$212	$202
Fiduciary Assets:
Money market funds	$14	$—	$—	$—	$—	$—	$14	$—
Total fiduciary assets measured at fair value	$14	$—	$—	$—	$—	$—	$14	$—
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$133	$104	$133	$104
Senior Notes due 2014(e)	—	—	252	253	—	—	252	253
Total liabilities measured at fair value	$—	$—	$252	$253	$133	$104	$385	$357

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long-term debt in the consolidated balance sheets.
During the three-month period ended March 31, 2014, there were no assets or liabilities that were transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of March 31, 2014 and 2013 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2014	2013
Balance at January 1,	$104	$63
Additions	55	—
Payments	(30)	(3)
Revaluation Impact	4	1
Balance at March 31,	$133	$61
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $4 million in the three-month period ended March 31, 2014. A 5% increase in the above mentioned projections would increase the liability by approximately $17 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $19 million.
Fair Value of Long-term Investments
The Company has certain long-term investments, primarily investments in non-publicly traded private equity funds, of $13 million and $14 million at March 31, 2014 and December 31, 2013, respectively, carried on the cost basis for which there are no readily available market prices. The carrying values of these investments approximates their fair value. Management's estimate of the fair value of these non-publicly traded investments is based on valuation methodologies including estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If carried at fair value, these investments would be classified as Level 3 in the fair value hierarchy. They are included in Other assets in the consolidated balance sheets.
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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. As of March 31, 2014, the actual allocation for the U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 82% of non-U.S. Plan assets, is 50% equities and equity alternatives and 50% fixed income. As of March 31, 2014, the actual allocation for the U.K. Plan was 48% equities and equity alternatives and 52% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and will replace those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans, and as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the projected benefit obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 are the weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was mostly offset by the cost of a transition benefit for certain employees most impacted by the amendment, which is not part of net periodic pension cost.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$61	$64	$1	$2
Interest cost	161	145	3	3
Expected return on plan assets	(248)	(228)	—	—
Amortization of prior service credit	(3)	(5)	—	—
Recognized actuarial loss	51	78	—	—
Net periodic benefit cost	$22	$54	$4	$5
Curtailment (credit)	(65)	—	—	—
Total cost (credit)	$(43)	$54	$4	$5

U.S. Plans only	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$22	$27	$—	$1
Interest cost	63	57	2	2
Expected return on plan assets	(86)	(81)	—	—
Amortization of prior service credit	(2)	(4)	—	—
Recognized actuarial loss (gain)	26	51	—	—
Net periodic benefit cost (credit)	$23	$50	$2	$3

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$39	$37	$1	$1
Interest cost	98	88	1	1
Expected return on plan assets	(162)	(147)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss	25	27	—	—
Net periodic benefit cost	$(1)	$4	$2	$2
Curtailment (credit)	(65)	—	—	—
Total cost (credit)	$(66)	$4	$2	$2

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
March 31,	2014	2013	2014	2013
Weighted average assumptions:
Expected return on plan assets	7.53%	7.66%	—%	—%
Discount rate	4.74%	4.38%	5.03%	4.32%
Rate of compensation increase	2.64%	2.43%	—%	—%
The Company made approximately $54 million of contributions to its U.S. and non-U.S. defined benefit plans in the first three months of 2014. The Company expects to contribute approximately $130 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2014.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2014	December 31, 2013
Short-term:
Commercial paper	$100	$—
Current portion of long-term debt	332	334
	432	334
Long-term:
Senior notes – 5.875% due 2033	297	297
Senior notes – 5.375% due 2014	322	323
Senior notes – 5.75% due 2015	230	230
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	399	399
Senior notes – 4.80% due 2021	497	497
Senior notes – 2.55% due 2018	248	248
Senior notes – 4.05% due 2023	247	247
Mortgage – 5.70% due 2035	410	413
Term Loan Facility - due 2016	50	50
Other	2	2
	2,951	2,955
Less current portion	332	334
	$2,619	$2,621
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
In February 2013, the Company repaid its 4.850% fixed rate $250 million senior notes.
The Company had $100 million of commercial paper outstanding at March 31, 2014 with a weighted average interest rate of 0.32% including dealer fees.
On March 28, 2014, the Company and certain of its foreign subsidiaries amended its $1.0 billion facility as discussed below into a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2014.
The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at March 31, 2014 was 1.28%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at March 31, 2014.

Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the year-to-date periods ended March 31, 2014 and 2013 are as follows:

	2014			2013
Income statement classification (In millions of dollars)	Loss on Swaps	Gain on Notes	Net Income Effect	Loss on Swaps	Gain on Notes	Net Income Effect
Other Operating Expenses	$(1)	$1	$—	$(1)	$1	$—

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

	March 31, 2014		December 31, 2013
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$432	$439	$334	$334
Long-term debt	$2,619	$2,844	$2,621	$2,819

The fair value of the Company’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short and long-term debt would be classified as Level 2 in the fair value hierarchy.

13.    Restructuring Costs
The Company recorded total restructuring costs of $2 million in the first three months of 2014 primarily for future rent under non-cancelable leases. These costs were incurred in Corporate.
Details of the restructuring activity from January 1, 2013 through March 31, 2014, which includes liabilities from actions prior to 2014, are as follows:

(In millions of dollars)	Liability at 1/1/13	Amounts Accrued	Cash Paid	Other	Liability at 12/31/13	Amounts Accrued	Cash Paid	Liability at 3/31/14
Severance	$36	$9	$(33)	$(1)	$11	$—	$(3)	$8
Future rent under non-cancelable leases and other costs	134	13	(32)	(2)	113	2	(12)	103
Total	$170	$22	$(65)	$(3)	$124	$2	$(15)	$111
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.
14.    Common Stock
During the first three months of 2014, the Company repurchased approximately 2 million shares of its common stock for consideration of $100 million. In May 2013, the Board of Directors of the Company authorized share repurchases of up to $1 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $463 million. There is no time limit on the authorization. During the first three months of 2013, the Company repurchased 2.7 million shares of its common stock for consideration of $100 million.
15.    Claims, Lawsuits and Other Contingencies
Errors and Omissions Claims
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. Errors and omissions claims may seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
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

Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2014, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2013 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	Revenue		Operating Income (Loss)
2014 –
Risk and Insurance Services	$1,839	(a)	$493
Consulting	1,432	(b)	225
Total Operating Segments	3,271		718
Corporate / Eliminations	(7)		(45)
Total Consolidated	$3,264		$673
2013–
Risk and Insurance Services	$1,771	(a)	$468
Consulting	1,362	(b)	187
Total Operating Segments	3,133		655
Corporate / Eliminations	(7)		(48)
Total Consolidated	$3,126		$607

(a)	Includes interest income on fiduciary funds of $6 million and $8 million in 2014 and 2013, respectively, and equity method income of $1 million in 2013, respectively.

(b)	Includes inter-segment revenue of $7 million in both 2014 and 2013 and interest income on fiduciary funds of $1 million in both 2014 and 2013.

Details of operating segment revenue for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	2014	2013
Risk and Insurance Services
Marsh	$1,457	$1,395
Guy Carpenter	382	376
Total Risk and Insurance Services	1,839	1,771
Consulting
Mercer	1,061	1,041
Oliver Wyman Group	371	321
Total Consulting	1,432	1,362
Total Operating Segments	3,271	3,133
Corporate/ Eliminations	(7)	(7)
Total	$3,264	$3,126

17.    New Accounting Guidance

In April 2014, the FASB issued new accounting guidance which changes the criteria for reporting discontinued operations and enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations, such as disposal of a major geographic area or a major line of business, should be presented as discontinued operations. Those strategic shifts should have a major impact on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014. Adoption of the guidance is not expected to materially affect the Company's financial position, results of operations or cash flows.

In July 2013, the FASB issued new accounting guidance related to the presentation of unrecognized tax benefits as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. However, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction, the unrecognized tax benefit shall be presented in the financial statement as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this new guidance did not have a material impact on the Company's financial statements.

In July 2013, the FASB issued new accounting guidance which amends the criteria for an entity to qualify as an investment company. The guidance clarifies the characteristics of an investment company, provides comprehensive guidance to determine whether an entity is an investment company and sets measurement and disclosure requirements for investment companies. The guidance is effective for interim and annual reporting periods beginning after December 13, 2013. The adoption of this new guidance did not have a material impact on the Company's financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and Subsidiaries (“the Company”) is a global professional services firm providing advice and solutions principally in the areas of risk, strategy, and human capital. It is the parent company of a number of the world's leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 55,000 employees worldwide and annual revenue of more than $12 billion, the Company provides analysis, advice and transactional capabilities to clients in over 130 countries.
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

The Company completed six acquisitions during the first three months of 2014.
In January 2014, Marsh & Mclennan Agency ("MMA") acquired Barney & Barney, a San Diego-based insurance broking firm that provides insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. and abroad. Also in January, Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors. In February 2014, MMA acquired Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a leading surety bonding agency based in North Carolina. In March 2014, MMA acquired Capstone Insurance Services, LLC, an agency that provides property/casualty insurance and risk management solutions to businesses and individuals throughout South Carolina, and Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance.

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 16 to the consolidated financial statements included in Part I Item 1 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
This Management's Discussion & Analysis ("MD&A") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” at the outset of this report.

Consolidated Results of Operations

	Three Months
(In millions, except per share figures)	2014	2013
Revenue	$3,264	$3,126
Expense:
Compensation and Benefits	1,839	1,803
Other Operating Expenses	752	716
Operating Expenses	2,591	2,519
Operating Income	673	607
Income from Continuing Operations	457	412
Discontinued Operations, net of tax	(1)	12
Net Income Before Non-Controlling Interests	456	424
Net Income Attributable to the Company	$443	$413
Income From Continuing Operations Per Share:
Basic	$0.81	$0.73
Diluted	$0.80	$0.72
Net Income Per Share Attributable to the Company:
Basic	$0.81	$0.75
Diluted	$0.80	$0.74
Average Number of Shares Outstanding:
Basic	548	548
Diluted	556	557
Shares Outstanding at March 31	549	550
The Company's consolidated operating income increased 11% to $673 million in the first quarter of 2014 compared with $607 million in the prior year. This represents the effect of a 4% increase in revenue and a 3% increase in expenses compared to the same period last year. Risk and Insurance Services operating income increased $25 million or 5%, while Consulting increased $38 million or 20% compared with the same period last year.

Income from continuing operations increased 11%, primarily reflecting the increase in operating income discussed above, as lower investment income in 2014 was offset by lower interest expense and a slightly lower effective tax rate. Diluted net income per share from continuing operations also increased 11% to $0.80, reflecting the increase in income from continuing operations and a slight decrease in average number of diluted shares outstanding. Shares issued related to the vesting of share awards and exercise of employee stock options were offset by share repurchases over the past four quarters.

Consolidated Revenue and Expense
The Company conducts business in many countries, as a result of which the impact of foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain items that affect comparability, such as the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment was as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Risk and Insurance Services
Marsh	$1,452	$1,388	5%	(1)%	2%	4%
Guy Carpenter	381	375	2%	—	2%	—
Subtotal	1,833	1,763	4%	(1)%	2%	3%
Fiduciary Interest Income	6	8
Total Risk and Insurance Services	1,839	1,771	4%	(1)%	2%	3%
Consulting
Mercer	1,061	1,041	2%	(1)%	—	3%
Oliver Wyman Group	371	321	16%	1%	3%	11%
Total Consulting	1,432	1,362	5%	(1)%	1%	5%
Corporate/Eliminations	(7)	(7)
Total Revenue	$3,264	$3,126	4%	(1)%	2%	4%
The following table provides more detailed revenue information for certain of the components presented above:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Marsh:
EMEA	$617	$594	4%	1%	1%	2%
Asia Pacific	151	147	2%	(7)%	—	9%
Latin America	84	78	7%	(14)%	10%	11%
Total International	852	819	4%	(2)%	1%	4%
U.S. / Canada	600	569	6%	(1)%	4%	2%
Total Marsh	$1,452	$1,388	5%	(1)%	2%	4%
Mercer:
Health	$388	$381	2%	—	—	2%
Retirement	357	343	4%	—	—	4%
Talent	117	123	(5)%	(2)%	(1)%	(1)%
Investments	199	194	2%	(6)%	1%	8%
Total Mercer	$1,061	$1,041	2%	(1)%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2014 was $3.3 billion, an increase of 4% on both a reported and underlying basis from the first quarter of 2013.
Revenue in the Risk and Insurance Services segment for the first quarter of 2014 was $1.8 billion, an increase of 4% from the same period last year, or 3% on an underlying basis. Marsh produced underlying revenue growth across all major geographies. Guy Carpenter's revenue was $381 million, an increase of 2% from the prior year, or flat on an underlying basis. On an underlying basis, Consulting revenue increased 5%, reflecting increases of 3% in Mercer and 11% in Oliver Wyman.
Operating Expense
Consolidated operating expense in the first quarter increased 3% as compared to the same period last year, or 2% on an underlying basis. The increase on an underlying basis is primarily due to higher incentive compensation and facilities and software amortization costs, partly offset by lower pension costs.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2014	2013
Revenue	$1,839	$1,771
Compensation and Benefits	941	919
Other Expenses	405	384
Expense	1,346	1,303
Operating Income	$493	$468
Operating Income Margin	26.8%	26.4%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2014 was $1.8 billion, an increase of 4%, or 3% on an underlying basis, compared with the same period in 2013.
In Marsh, revenue in the first quarter of 2014 was $1.5 billion, an increase of 5% compared with the same quarter of the prior year, or 4% on an underlying basis. The international division grew 4% on an underlying basis, led by growth of 11% in Latin America, 9% in Asia Pacific and 2% in EMEA. Underlying revenue increased 2% in the U.S. / Canada division. Guy Carpenter's first quarter revenue was $381 million, an increase of 2% as compared to the same period in the prior year, or flat on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 3% in the first quarter of 2014 compared with the same period in the prior year, reflecting a 2% increase on an underlying basis and a 2% increase from acquisitions, partly offset by a decrease of 1% related to the impact of foreign exchange translation. The underlying expense increase reflects higher base salary, incentive compensation, and facilities and intangible asset amortization expense, partly offset by lower pension costs.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2014	2013
Revenue	$1,432	$1,362
Compensation and Benefits	813	796
Other Expenses	394	379
Expense	1,207	1,175
Operating Income	$225	$187
Operating Income Margin	15.8%	13.7%
Revenue
Consulting revenue in the first quarter of 2014 increased 5% on both a reported and underlying basis compared with the same period in 2013. Mercer's revenue was $1.1 billion in the first quarter of 2014, an increase of 2%, or 3% on an underlying basis, as compared to the same period last year. The increase in underlying revenue was driven by growth in Mercer's Retirement and Investments lines of business, which increased 4% and 8%, respectively, compared with the same period last year. Oliver Wyman's revenue increased 16% to $371 million in the first quarter of 2014, or 11% on an underlying basis.
Expense
Consulting expenses in the first quarter of 2014 increased 3% on both a reported and underlying basis compared with the same period in 2013. The underlying expense increase in the first quarter of 2014 is primarily due to higher base salaries and incentive compensation costs, partly offset by lower pension costs.
Corporate and Other
Corporate expenses in the first quarter of 2014 were $45 million compared with $48 million in the prior year. The decrease is primarily due to lower pension and benefit costs as compared with the same period last year.

Interest
Interest income earned on corporate funds amounted to $5 million in the first quarter of 2014 compared with $4 million in the first quarter of 2013 reflecting a higher level of invested funds, partly offset by lower effective interest rates. Interest expense decreased $2 million in 2014 compared with the first quarter of 2013. The decrease is due to lower interest rates on senior notes issued in the second half of 2013 compared with the interest rates on senior notes that matured or were extinguished during 2013.
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. Trident II fully harvested all its remaining portfolio investments and made final distributions to its partners during the fourth quarter of 2013. As of the end of 2013, the Company had recognized all the performance fees related to its general partnership interest in Trident II. The Company recorded gains on its investment in Trident II of $20 million, including $15 million of deferred performance fees, for the three months ended March 31, 2013. Investment income for the three months ended March 31, 2014 included performance fees of $7 million from Trident III, which had been deferred, that are no longer subject to claw-back and also includes approximately $6 million of mark-to-market gains in the Company's private equity investments. At March 31, 2014, the Company had deferred performance fees of approximately $35 million related to Trident III. Recognition of these deferred performance fees will only occur as investments are harvested and the performance fees are no longer subject to claw-back. Timing of this is unknown and is not controlled by the Company.

Income Taxes
The Company's effective tax rate in the first quarter of 2014 was 29.5%. The rate reflects the impact of non-U.S. earnings subject to tax at rates below the U.S. statutory rate, including the effect of repatriation. The effective tax rate for the first quarter of 2013 was 29.9%.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2014, the forecasted pre-tax income in the U.K., Canada, Australia, France, Germany and Bermuda, is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 21%, 27%, 30%, 41%, 32% and 0%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $128 million at December 31, 2013 to $117 million at March 31, 2014. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $27 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Three Months
(In millions of dollars, except per share figures)	2014	2013
Disposals of discontinued operations	$—	$1
Income tax expense (credit)	1	(11)
Disposals of discontinued operations, net of tax	(1)	12
Discontinued operations, net of tax	$(1)	$12
Discontinued operations, net of tax per share
– Basic	$—	$0.02
– Diluted	$—	$0.02
The credit in discontinued operations for the three months ended March 31, 2013 primarily results from tax indemnities related to the Putnam sale.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2013, the Company had approximately $1.4 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $190 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2014 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company's cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $380 million of cash from operations for the three months ended March 31, 2014, compared with $593 million used by operations for the same period in 2013. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first three months of 2014, the Company contributed $47 million to its non-U.S. pension plans and $7 million to its U.S. pension plans. In the first quarter of 2013, the Company contributed $396 million to its non-U.S. pension plans and $6 million to its U.S. plans, including a contribution of $250 million to prefund its 2014 and a substantial portion of its 2015 deficit funding contribution for its U.K. pension plans and a $70 million discretionary contribution to its Canadian plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. The pension stabilization provisions included in the “Moving Ahead for Progress in the 21st Century Act” enacted on July 6, 2012, changed the methodology for determining the discount rate used for calculating plan liabilities under ERISA, which determines, in part, the funding requirements. After considering the impact of the pension funding stabilization provisions discussed above, the Company made a $0.2 million required contribution to its U.S. tax-qualified plan in the first quarter of 2014.
The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 82% of non-U.S. plan assets. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. In March 2014, the Company and the Trustee of the U.K. Defined Benefit Plans agreed to the outcome of the December 31, 2012 valuation and to a funding deficit recovery plan. The recovery plan sets out the maximum annual deficit contributions which would be due based on the deficit as at December 31, 2012. However, the funding agreement includes a provision for the funding level to be assessed on November 1st each year. If the funding level on November 1st has sufficiently improved, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred.
As a result of the significant improvement in funded status during 2013, which includes the $250 million deficit funding contribution discussed above, no additional deficit recovery contributions are required in 2014. The next funding test will be carried out as at November 1, 2014 to assess the deficit contributions payable during 2015. Deficit recovery contributions in 2015 can range from $0 to a maximum of $58.2 (£35.3) million. The U.K. employers also contribute an expense allowance each year of approximately $9 million.
The Company expects to fund an additional $113 million to its non-U.S. plans over the remainder of 2014, including approximately $35 million to the U.K. plans, related to the service cost for benefits earned through July 31, 2014, the date on which future benefit accrual will cease.

After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans, to close those plans to future benefit accruals effective August 1, 2014 and will replace those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans, and as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the Projected Benefit Obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 were the weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was largely offset by the cost of a transition benefit to certain employees most impacted by the amendment. As a result of the amendments to the U.K. plans, the Company expects an increase in contributions to its defined contribution plans of approximately $30 million related to the transfer of colleagues from defined benefit to defined contribution plans, and funding of a portion of the transition benefit.
Financing Cash Flows
Net cash used for financing activities was $118 million for the period ended March 31, 2014 compared with $364 million net cash used for the same period in 2013.
During the first quarter of 2013, the Company used cash to repay its 4.85% fixed rate $250 million senior notes that matured.
On March 28, 2014, the Company and certain of its foreign subsidiaries amended its $1.0 billion facility discussed below, into a new $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2014.
The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at March 31, 2014.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
During the first three months of 2014, the Company paid $30 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments that are reflected as a financing activity is $20 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Any payments made related to increases in the contingent consideration liability subsequent to the date of acquisition are reflected as operating cash flows, which was $10 million for the first three months of 2014. In the first three months of 2013, the Company paid $3 million of contingent payments related to acquisitions made in prior periods.
During the first three months of 2014, the Company repurchased approximately 2 million shares of its common stock for consideration of $100 million. The Company remains authorized to purchase additional shares of its common stock up to a value of $463 million. There is no time limit on this authorization. During the first three months of 2013, the Company repurchased 2.7 million shares of its common stock for total consideration of $100 million.
The Company paid dividends on its common shares of $137 million ($0.25 per share) during the first three months of 2014, as compared with $127 million ($0.23 per share) during the first three months of 2013.

Investing Cash Flows
Net cash used for investing activities amounted to $416 million in the first three months of 2014, compared with $8 million generated during the same period in 2013.
The Company, made six acquisitions during the first three months of 2014. Cash used for these acquisitions, net of cash acquired, was $313 million. In addition, in the first three months of 2014, the Company paid $6 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $90 million and estimated future contingent consideration payments of $133 million for acquisitions completed in the first three months of 2014 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2014.
The Company made no acquisitions during the first three months of 2013.
The Company used cash of $99 million to purchase fixed assets and capitalized software in the first three months of 2014 compared with $88 million in the first three months of 2013, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $25 million in two private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2014 (In millions of dollars):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$100	$100	$—	$—	$—
Current portion of long-term debt	331	331	—	—	—
Long-term debt	2,631	—	303	524	1,804
Interest on long-term debt	1,215	147	254	235	579
Net operating leases	2,292	337	563	428	964
Service agreements	606	244	211	136	15
Other long-term obligations	321	80	118	121	2
Purchases commitments	15	15	—	—	—
Total	$7,511	$1,254	$1,449	$1,444	$3,364
The above does not include unrecognized tax benefits of $117 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $6 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $900 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $17 million and $113 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2014.
New Accounting Guidance
Note 17 to the consolidated financial statements contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	March 31, 2014
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,380
Fiduciary cash and investments	$4,814
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tend to mitigate the impact on net operating income of foreign currency risk. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $44 million.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Publicly traded investments of $18 million are classified as available for sale. Non-publicly traded investments of $13 million are accounted for using the cost method and $95 million are accounted for using the equity method. The investments that are classified as available for sale or that are not publicly traded are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Other
A number of lawsuits and regulatory proceedings are pending. See Note 15 to the consolidated financial statements included elsewhere in this report.

Item 4.	Controls & Procedures.
a. Evaluation of Disclosure Controls and Procedures
Based on their evaluation, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective.
b. Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
The information set forth in Note 15 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.

Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2013, the Board of Directors of the Company authorized share repurchases up to a dollar value of $1 billion of the Company's common stock. The Company repurchased approximately 2.0 million shares of its common stock for $100 million during the first quarter of 2014. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $463 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	—	—	—	$562,500,042
February 1-28, 2014	804,868	$47.8648	804,868	$523,975,202
March 1-31, 2014	1,243,638	$49.4137	1,243,638	$462,522,386
Total Q1 2014	2,048,506	$48.8052	2,048,506	$462,522,386

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

Date:	May 8, 2014	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	May 8, 2014	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Form of 2014 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.2	Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.3	Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009

10.4	Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Alexander S. Moczarski

10.5	Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Alexander S. Moczarski

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase