Form 10-Q
period 2014-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2014-08-04
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 28, 2014, there were outstanding 544,316,951 shares of common stock, par value $1.00 per share, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2014	2013	2014	2013
Revenue	$3,300	$3,088	$6,564	$6,214
Expense:
Compensation and benefits	1,876	1,766	3,715	3,569
Other operating expenses	777	745	1,529	1,461
Operating expenses	2,653	2,511	5,244	5,030
Operating income	647	577	1,320	1,184
Interest income	5	4	10	8
Interest expense	(42)	(40)	(84)	(84)
Investment income	(2)	23	11	44
Income before income taxes	608	564	1,257	1,152
Income tax expense	168	164	360	340
Income from continuing operations	440	400	897	812
Discontinued operations, net of tax	(2)	(5)	(3)	7
Net income before non-controlling interests	438	395	894	819
Less: Net income attributable to non-controlling interests	7	7	20	18
Net income attributable to the Company	$431	$388	$874	$801
Basic net income per share – Continuing operations	$0.79	$0.71	$1.60	$1.45
– Net income attributable to the Company	$0.78	$0.71	$1.59	$1.46
Diluted net income per share – Continuing operations	$0.78	$0.70	$1.58	$1.42
– Net income attributable to the Company	$0.77	$0.69	$1.57	$1.44
Average number of shares outstanding – Basic	549	551	548	549
– Diluted	556	559	556	558
Shares outstanding at June 30	546	549	546	549
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net income before non-controlling interests	$438	$395	$894	$819
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	136	(85)	207	(345)
Unrealized investment loss	—	(1)	—	(1)
Gain (loss) related to pension/post-retirement plans	(42)	50	(241)	302
Other comprehensive income (loss), before tax	94	(36)	(34)	(44)
Income tax expense (credit) on other comprehensive income	(7)	20	(48)	84
Other comprehensive income (loss), net of tax	101	(56)	14	(128)
Comprehensive income	539	339	908	691
Less: comprehensive income attributable to non-controlling interest	7	7	20	18
Comprehensive income attributable to the Company	$532	$332	$888	$673

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In millions, except per share figures)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,005	$2,303
Receivables
Commissions and fees	3,461	3,065
Advanced premiums and claims	59	61
Other	292	282
	3,812	3,408
Less-allowance for doubtful accounts and cancellations	(106)	(98)
Net receivables	3,706	3,310
Current deferred tax assets	480	482
Other current assets	223	205
Total current assets	6,414	6,300
Goodwill and intangible assets	7,871	7,365
Fixed assets (net of accumulated depreciation and amortization of $1,663 at June 30, 2014 and $1,597 at December 31, 2013)	843	828
Pension related assets	980	979
Deferred tax assets	546	626
Other assets	934	882
	$17,588	$16,980

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per share figures)	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$333	$334
Accounts payable and accrued liabilities	1,849	1,861
Accrued compensation and employee benefits	985	1,466
Accrued income taxes	209	148
Dividends payable	154	—
Total current liabilities	3,530	3,809
Fiduciary liabilities	5,237	4,234
Less – cash and investments held in a fiduciary capacity	(5,237)	(4,234)
	—	—
Long-term debt	3,212	2,621
Pension, post-retirement and post-employment benefits	1,123	1,150
Liabilities for errors and omissions	366	373
Other liabilities	1,129	1,052
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2014
and December 31, 2013	561	561
Additional paid-in capital	914	1,028
Retained earnings	9,897	9,452
Accumulated other comprehensive loss	(2,607)	(2,621)
Non-controlling interests	77	70
	8,842	8,490
Less – treasury shares, at cost, 14,993,131 shares at June 30, 2014
and 13,882,204 shares at December 31, 2013	(614)	(515)
Total equity	8,228	7,975
	$17,588	$16,980
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2014	2013
Operating cash flows:
Net income before non-controlling interests	$894	$819
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	149	142
Amortization of intangible assets	42	35
Adjustments to acquisition related contingent consideration liability	(3)	10
Provision for deferred income taxes	83	71
Gain on investments	(10)	(44)
Loss on disposition of assets	2	5
Share based compensation expense	51	66
Changes in assets and liabilities:
Net receivables	(392)	(283)
Other current assets	(16)	(34)
Other assets	15	(75)
Accounts payable and accrued liabilities	(7)	27
Accrued compensation and employee benefits	(480)	(615)
Accrued income taxes	61	53
Contributions to pension and other benefit plans in excess of current year expense/credit	(118)	(370)
Other liabilities	(39)	17
Effect of exchange rate changes	26	13
Net cash provided by (used for) operations	258	(163)
Financing cash flows:
Purchase of treasury shares	(350)	(250)
Proceeds from debt	595	50
Repayments of debt	(5)	(255)
Shares withheld for taxes on vested units – treasury shares	(55)	(68)
Issuance of common stock from treasury shares	136	206
Payments of contingent consideration for acquisitions	(24)	(5)
Distributions of non-controlling interests	(13)	(15)
Dividends paid	(275)	(255)
Net cash provided by (used for) financing activities	9	(592)
Investing cash flows:
Capital expenditures	(202)	(192)
Net sales of long-term investments	2	82
Proceeds from sales of fixed assets	1	2
Dispositions	—	3
Acquisitions	(383)	(91)
Other, net	1	2
Net cash used for investing activities	(581)	(194)
Effect of exchange rate changes on cash and cash equivalents	16	(122)
Decrease in cash and cash equivalents	(298)	(1,071)
Cash and cash equivalents at beginning of period	2,303	2,301
Cash and cash equivalents at end of period	$2,005	$1,230

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Six Months Ended June 30,
(In millions, except per share figures)	2014	2013
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,028	$1,107
Change in accrued stock compensation costs	(47)	(69)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(67)	(36)
Balance, end of period	$914	$1,002
RETAINED EARNINGS
Balance, beginning of year	$9,452	$8,628
Net income attributable to the Company	874	801
Dividend equivalents declared - (per share amounts: $0.78 in 2014 and $0.71 in 2013)	(2)	(3)
Dividends declared – (per share amounts: $0.78 in 2014 and $0.71 in 2013)	(427)	(390)
Balance, end of period	$9,897	$9,036
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,621)	$(3,307)
Other comprehensive income (loss), net of tax	14	(128)
Balance, end of period	$(2,607)	$(3,435)
TREASURY SHARES
Balance, beginning of year	$(515)	$(447)
Issuance of shares under stock compensation plans and employee stock purchase plans	251	312
Purchase of treasury shares	(350)	(250)
Balance, end of period	$(614)	$(385)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$70	$64
Net income attributable to non-controlling interests	20	18
Other changes	(13)	(15)
Balance, end of period	$77	$67
TOTAL EQUITY	$8,228	$6,846
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
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of December 31, 2013, Mercer had assets under management of $103 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three- and six-month periods ended June 30, 2014 and 2013.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $200 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. Trident II fully harvested all its portfolio investments and made final distributions to its partners during the fourth quarter of 2013. As of the end of 2013, the Company recognized all the performance fees related to its general partnership interest in Trident II. The Company recorded gains on its investment in Trident II of $20 million in the six months ended June 30, 2013 including $15 million of deferred performance fees recognized in the first quarter of 2013. For the three months ended June 30, 2014, the Company recorded investment losses of $2 million. For the six months ended June 30, 2014, the Company recorded performance fees of $7 million from Trident III which had been deferred, and that are no longer subject to claw-back and $3 million of gains related to the Company's private equity investments. At June 30, 2014, the Company had deferred performance fees of approximately $37 million related to Trident III. Recognition of these deferred performance fees will only occur as the Trident III investments are harvested and the performance fees are no longer subject to claw-back. Timing of this is unknown and is not controlled by the Company.
Income Taxes
The Company's effective tax rate in the second quarter of 2014 was 27.6% compared with 28.9% in the second quarter of 2013. The effective tax rates for the first six months of 2014 and 2013 were 28.6% and 29.5%, respectively. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as the resolution of tax examinations and expirations of statutes of limitations.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from
$128 million at December 31, 2013 to $105 million at June 30, 2014. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
During the second quarter of 2014, the Company settled the federal tax audit with the IRS for the year 2012. During the second quarter of 2013, the Company settled federal tax audits with the IRS for the years 2007 and 2009 through 2011.
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
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $12 million and $14 million for the six-month periods ended June 30, 2014 and 2013, respectively. The Consulting segment recorded fiduciary interest income of $3 million and $2 million for the the six-month periods ended June 30, 2014 and 2013, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $8.7 billion at June 30, 2014 and $8.2 billion at December 31, 2013. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2014	2013	2014	2013
Net income from continuing operations	$440	$400	$897	$812
Less: Net income attributable to non-controlling interests	7	7	20	18
	$433	$393	$877	$794
Basic weighted average common shares outstanding	549	551	548	549
Dilutive effect of potentially issuable common shares	7	8	8	9
Diluted weighted average common shares outstanding	556	559	556	558
Average stock price used to calculate common stock equivalents	$49.67	$39.15	$48.75	$37.68
There were 20.6 million and 26.5 million stock options outstanding as of June 30, 2014 and 2013, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2014 and 2013.

(In millions of dollars)	2014	2013
Assets acquired, excluding cash	$554	$126
Liabilities assumed	(40)	(24)
Contingent/deferred purchase consideration	(140)	(14)
Net cash outflow for current year acquisitions	374	88
Deferred purchase consideration from prior years' acquisitions	9	3
Net cash outflow for acquisitions	$383	$91

(In millions of dollars)	2014	2013
Interest paid	$82	$89
Income taxes paid	$218	$185
The Company had non-cash issuances of common stock of $102 million and $138 million, respectively, for the six months ended June 30, 2014 and 2013, primarily related to its share-based payment plans. The Company recorded stock-based compensation expense related to equity awards of $41 million and $54 million for the six-month periods ended June 30, 2014 and 2013, respectively.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three- and six-month periods ended June 30, 2014 and 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2014	$5	$(2,847)	$134	$(2,708)
Other comprehensive income (loss) before reclassifications	—	(69)	137	68
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive income (loss)	—	(36)	137	101
Balance as of June 30, 2014	$5	$(2,883)	$271	$(2,607)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2013	4	(3,267)	(116)	$(3,379)
Other comprehensive income (loss) before reclassifications	(1)	(18)	(84)	(103)
Amounts reclassified from accumulated other comprehensive income	—	47	—	47
Net current period other comprehensive income (loss)	(1)	29	(84)	(56)
Balance as of June 30, 2013	$3	$(3,238)	$(200)	$(3,435)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive income (loss) before reclassifications	—	(268)	215	(53)
Amounts reclassified from accumulated other comprehensive income	—	67	—	67
Net current period other comprehensive income (loss)	—	(201)	215	14
Balance as of June 30, 2014	$5	$(2,883)	$271	$(2,607)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	(1)	121	(340)	(220)
Amounts reclassified from accumulated other comprehensive income	—	92	—	92
Net current period other comprehensive income (loss)	(1)	213	(340)	(128)
Balance as of June 30, 2013	$3	$(3,238)	$(200)	$(3,435)

The components of other comprehensive income (loss) for the three- and six-month periods ended June 30, 2014 and 2013 are as follows:

Three Months Ended June 30,	2014			2013

(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$136	$(1)	$137	$(85)	$(1)	$(84)
Unrealized investment gains (losses)	—	—	—	(1)	—	(1)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(2)	(1)	(1)	(5)	(2)	(3)
Net actuarial losses (a)	49	15	34	78	28	50
Subtotal	47	14	33	73	26	47
Foreign currency translation adjustments	(91)	(20)	(71)	(23)	(5)	(18)
Other	2	—	2	—	—	—
Pension/post-retirement plans (losses) gains	(42)	(6)	(36)	50	21	29
Other comprehensive income (loss)	$94	$(7)	$101	$(36)	$20	$(56)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

Six Months Ended June 30,	2014			2013
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$207	$(8)	$215	$(345)	$(5)	$(340)
Unrealized investment gains (losses)	—	—	—	(1)	—	(1)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(5)	(2)	(3)	(11)	(4)	(7)
Net actuarial losses (a)	100	30	70	156	57	99
Subtotal	95	28	67	145	53	92
Effect of remeasurement	(166)	(33)	(133)	—	—	—
Effect of curtailment	(65)	(13)	(52)	—	—	—
Foreign currency translation adjustments	(108)	(22)	(86)	157	36	121
Other	3	—	3	—	—	—
Pension/post-retirement plans (losses) gains	(241)	(40)	(201)	302	89	213
Other comprehensive (loss) income	$(34)	$(48)	$14	$(44)	$84	$(128)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company completed nine acquisitions during the first six months of 2014.

•
January - Marsh & McLennan Agency ("MMA") acquired Barney & Barney, a San Diego-based insurance broking firm that provides insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. and abroad. Also in January, Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors.

•
February - MMA acquired Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a surety bonding agency based in North Carolina.

•
March - MMA acquired Capstone Insurance Services, LLC, an agency that provides property/casualty insurance and risk management solutions to businesses and individuals throughout South Carolina, and Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance.

•
May - MMA acquired Kinker-Eveleigh Insurance Agency, an Ohio-based agency specializing in property-casualty and employee benefits solutions, and VISICOR, a full-service employee benefits brokerage and consulting firm based in Texas.

•	June - MMA acquired Senn Dunn Insurance, an insurance agency located in North Carolina.
The MMA acquisitions were made to expand Marsh's presence in the U.S. middle-market business.
Total purchase consideration for acquisitions made during the first six months of 2014 was $534 million, which consisted of cash paid of $394 million and deferred purchase and estimated contingent consideration of $140 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $9 million of deferred purchase consideration and $36 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2014 based on their fair values:

For the Six Months Ended June 30, 2014
(Amounts in millions)
Cash	$394
Estimated fair value of deferred/contingent consideration	140
Total Consideration	$534
Allocation of purchase price:
Cash and cash equivalents	$20
Accounts receivable, net	5
Other current assets	—
Property, plant, and equipment	3
Intangible assets	210
Goodwill	334
Other assets	2
Total assets acquired	574
Current liabilities	35
Other liabilities	5
Total liabilities assumed	40
Net assets acquired	$534

Prior Year Acquisitions
The Risk and Insurance Services segment completed six acquisitions during 2013.

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
Pro-Forma Information
While the Company does not believe its acquisitions are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during the first six months of 2014 and 2013. In accordance with accounting guidance related to pro-forma disclosure, the information presented for the 2014 acquisitions is as if they occurred on January 1, 2013 and reflects acquisitions made in 2013 as if they occurred on January 1, 2012. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2014	2013	2014	2013
Revenue	$3,306	$3,152	$6,591	$6,348
Income from continuing operations	$440	$406	$900	$823
Net income attributable to the Company	$431	$393	$877	$812
Basic net income per share:
– Continuing operations	$0.79	$0.72	$1.60	$1.46
– Net income attributable to the Company	$0.79	$0.71	$1.60	$1.48
Diluted net income per share:
– Continuing operations	$0.78	$0.71	$1.58	$1.44
– Net income attributable to the Company	$0.78	$0.70	$1.58	$1.45

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statement of income for the three- and six-month periods ending June 30, 2014 includes approximately $38 million of revenue and $5 million of net operating income and approximately $59 million of revenue and $6 million of net operating income, respectively, related to acquisitions made in 2014.
Subsequent Acquisition
On June 23, 2014, Mercer announced that it had entered into a definitive agreement to acquire a 34% stake in South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes") for approximately $312 million, becoming a strategic shareholder after Alexander Forbes successfully launched an initial public offering. Mercer will purchase its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. On July 24, 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $140 million. The remaining 19.1% of the common shares will be purchase by early October 2014, subject to the receipt of requisite regulatory approvals. Alexander Forbes is listed on the Johannesburg Stock Exchange. In July, the Company entered into a forward contract that expires on September 30, 2014 to sell British Pounds and purchase South African Rand to lock in current foreign exchange rates for the remaining commitment. Gain or loss on the forward contract will flow through earnings in the third quarter of 2014. The investment in Alexander Forbes will be accounted for using the equity method.
Alexander Forbes principally focuses on employee benefits and investment solutions for institutional clients, and financial wellbeing and retail financial solutions for individual clients. Services include retirement funds and investment consulting, actuarial and administration services, employee risk benefits and health-care consulting, multi-manager investments solutions, and personal lines and business insurance. The range of services provided by Alexander Forbes aligns closely with Mercer's global business.
8.     Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars, except per share figures)	2014	2013	2014	2013
Disposals of discontinued operations	$—	$(6)	$—	$(5)
Income tax expense (credit)	2	(1)	3	(12)
Disposals of discontinued operations, net of tax	(2)	(5)	(3)	7
Discontinued operations, net of tax	$(2)	$(5)	$(3)	$7
Discontinued operations, net of tax per share
– Basic	$(0.01)	$—	$(0.01)	$0.01
– Diluted	$(0.01)	$(0.01)	$(0.01)	$0.02
The three and six months ended June 30, 2013 include estimated costs covered under the indemnity related to the Kroll sale. The six months ended June 30, 2013 also includes tax indemnities related to the Putnam sale.
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

Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions of dollars)	2014	2013
Balance as of January 1, as reported	$6,893	$6,792
Goodwill acquired	334	62
Other adjustments(a)	3	(50)
Balance at June 30,	$7,230	$6,804

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at June 30, 2014 is as follows: Risk & Insurance Services, $5 billion and Consulting, $2.2 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	June 30, 2014			December 31, 2013
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$1,101	$460	$641	$888	$416	$472
Aggregate amortization expense for the six months ended June 30, 2014 and 2013 was $42 million and $35 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2014 (excludes amortization through June 30, 2014)	$45
2015	86
2016	76
2017	67
2018	63
Subsequent years	304
$641
10.     Fair Value Measurements
Fair Value Hierarchy
The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the Financial Accounting Standards Board ("FASB") in Accounting Standards Codification ("ASC") Topic No. 820 ("Fair Value Measurements and Disclosures"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, for disclosure purposes, is determined based on the lowest level input that is significant to the fair value measurement.

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
Senior Notes due 2014 - Level 2
At June 30, 2014, the fair value of the first $250 million of Senior Notes maturing in July 2014 was estimated to be the carrying value of those notes based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities, adjusted by the fair value of the interest rate swap derivatives, discussed above. In the first quarter of 2011, the Company entered into two interest rate swaps to convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps is recorded on the balance sheet. The carrying value of the debt related to these swaps is adjusted by an equal amount (See Note 12).
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13
Assets:
Financial instruments owned:
Mutual funds(a)	$150	$154	$—	$—	$—	$—	$150	$154
Money market funds(b)	72	45	—	—	—	—	72	45
Interest rate swap derivatives(c)	—	—	2	3	—	—	2	3
Total assets measured at fair value	$222	$199	$2	$3	$—	$—	$224	$202
Fiduciary Assets:
Money market funds	$14	$—	$—	$—	$—	$—	$14	$—
Total fiduciary assets measured at fair value	$14	$—	$—	$—	$—	$—	$14	$—
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$144	$104	$144	$104
Senior Notes due 2014(e)	—	—	252	253	—	—	252	253
Total liabilities measured at fair value	$—	$—	$252	$253	$144	$104	$396	$357

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long-term debt in the consolidated balance sheets.
During the six-month period ended June 30, 2014, there were no assets or liabilities that were transferred between Level 1 and Level 2 or between Level 2 and Level 3.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of June 30, 2014 and 2013 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2014	2013
Balance at January 1,	$104	$63
Additions	67	13
Payments	(36)	(5)
Revaluation Impact	9	10
Balance at June 30,	$144	$81
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $9 million in the six-month period ended June 30, 2014. A 5% increase in the above mentioned projections would increase the liability by approximately $20 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $24 million.
Fair Value of Long-term Investments
The Company has certain long-term investments, primarily investments in non-publicly traded private equity funds, of $14 million at both June 30, 2014 and December 31, 2013, carried on the cost basis for which there are no readily available market prices. The carrying values of these investments approximates their fair value. Management's estimate of the fair value of these non-publicly traded investments is based on valuation methodologies including estimates from private equity managers of the fair value of underlying investments in private equity funds. The ability to accurately predict future cash flows, revenue or earnings may impact the determination of fair value. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If carried at fair value, these investments would be classified as Level 3 in the fair value hierarchy. They are included in Other assets in the consolidated balance sheets.

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
The target asset allocation for the U.S. Plan is 58% equities and equity alternatives and 42% fixed income. As of June 30, 2014, the actual allocation for the U.S. Plan was 60% equities and equity alternatives and 40% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 82% of non-U.S. Plan assets, is 50% equities and equity alternatives and 50% fixed income. As of June 30, 2014, the actual allocation for the U.K. Plans was 48% equities and equity alternatives and 52% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
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

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$62	$61	$1	$—
Interest cost	161	144	3	3
Expected return on plan assets	(250)	(225)	—	—
Amortization of prior service credit	(3)	(6)	—	—
Recognized actuarial loss	53	80	—	1
Net periodic benefit cost	$23	$54	$4	$4

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$123	$125	$2	$2
Interest cost	322	289	6	6
Expected return on plan assets	(498)	(453)	—	—
Amortization of prior service credit	(6)	(11)	—	—
Recognized actuarial loss	104	158	—	1
Net periodic benefit cost	$45	$108	$8	$9
Curtailment (credit)	(65)	—	—	—
Total cost (credit)	$(20)	$108	$8	$9

U.S. Plans only	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$23	$25	$1	$—
Interest cost	62	57	2	2
Expected return on plan assets	(87)	(81)	—	—
Amortization of prior service credit	(2)	(4)	—	—
Recognized actuarial loss	27	53	(1)	—
Net periodic benefit cost	$23	$50	$2	$2

U.S. Plans only	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$45	$52	$1	$1
Interest cost	125	114	4	4
Expected return on plan assets	(173)	(162)	—	—
Amortization of prior service credit	(4)	(8)	—	—
Recognized actuarial loss (gain)	53	104	(1)	—
Net periodic benefit cost	$46	$100	$4	$5

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$39	$36	$—	$—
Interest cost	99	87	1	1
Expected return on plan assets	(163)	(144)	—	—
Amortization of prior service credit	(1)	(2)	—	—
Recognized actuarial loss	26	27	1	1
Net periodic benefit cost	$—	$4	$2	$2

Significant non-U.S. Plans only	Pension		Postretirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$78	$73	$1	$1
Interest cost	197	175	2	2
Expected return on plan assets	(325)	(291)	—	—
Amortization of prior service cost	(2)	(3)	—	—
Recognized actuarial loss	51	54	1	1
Net periodic benefit cost	$(1)	$8	$4	$4
Curtailment (credit)	(65)	—	—	—
Total cost (credit)	$(66)	$8	$4	$4

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
June 30,	2014	2013	2014	2013
Weighted average assumptions:
Expected return on plan assets	7.53%	7.66%	—%	—%
Discount rate	4.74%	4.38%	5.03%	4.32%
Rate of compensation increase	2.64%	2.43%	—%	—%
The Company made approximately $106 million of contributions to its U.S. and non-U.S. defined benefit plans in the first six months of 2014. The Company expects to contribute approximately $78 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2014.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	June 30, 2014	December 31, 2013
Short-term:
Current portion of long-term debt	$333	$334

Long-term:
Senior notes – 5.875% due 2033	297	297
Senior notes – 5.375% due 2014	322	323
Senior notes – 5.75% due 2015	230	230
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	399	399
Senior notes – 4.80% due 2021	497	497
Senior notes – 2.55% due 2018	248	248
Senior notes – 4.05% due 2023	248	247
Senior notes – 3.50% due 2024	595	—
Mortgage – 5.70% due 2035	408	413
Term Loan Facility - due 2016	50	50
Other	2	2
	3,545	2,955
Less current portion	333	334
	$3,212	$2,621
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
In May 2014, the Company issued $600 million of 3.50% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included the repayment of the existing 5.375% senior notes, which matured on July 15, 2014.
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
In February 2013, the Company repaid its 4.850% $250 million senior notes.
On March 28, 2014, the Company and certain of its foreign subsidiaries amended its $1.0 billion facility as discussed below into a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2014.
The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at June 30, 2014 was 1.28%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at June 30, 2014.

Derivative Financial Instruments
In February 2011, the Company entered into two $125 million 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of the outstanding 5.375% senior notes due in 2014.
Under the terms of the swaps, the counter-parties will pay the Company a fixed rate of 5.375% and the Company will pay interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The maturity date of the senior notes and the swaps match exactly. The floating rate resets quarterly, with every second reset occurring on the interest payment date of the senior notes. The swaps net settle every six months on the senior note coupon payment dates. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps and in the consolidated balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal amount. These swaps were settled in July 2014 at the time of the repayment of the senior notes. The gain or (loss) on the hedged item (fixed rate debt) and the offsetting gain or (loss) on the interest rate swaps for the year-to-date periods ended June 30, 2014 and 2013 are as follows:

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

	June 30, 2014		December 31, 2013
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$333	$333	$334	$334
Long-term debt	$3,212	$3,480	$2,621	$2,819

The fair value of the Company’s short-term debt, which consists primarily of term debt maturing within the next year, approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.

13.    Restructuring Costs
The Company recorded total restructuring costs of $6 million in the first six months of 2014 primarily for future rent under non-cancelable leases. These costs were incurred in Corporate.
Details of the restructuring activity from January 1, 2013 through June 30, 2014, which includes liabilities from actions prior to 2014, are as follows:

(In millions of dollars)	Liability at 1/1/13	Amounts Accrued	Cash Paid	Other	Liability at 12/31/13	Amounts Accrued	Cash Paid	Other	Liability at 6/30/14
Severance	$36	$9	$(33)	$(1)	$11	$2	$(5)	$—	$8
Future rent under non-cancelable leases and other costs	134	13	(32)	(2)	113	4	(15)	(1)	101
Total	$170	$22	$(65)	$(3)	$124	$6	$(20)	$(1)	$109
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.
14.    Common Stock
During the first six months of 2014, the Company repurchased approximately 7 million shares of its common stock for consideration of $350 million. In May 2014, the Board of Directors of the Company authorized share repurchases of up to $2 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $1.8 billion. There is no time limit on the authorization. During the first six months of 2013, the Company repurchased 6.4 million shares of its common stock for consideration of $250 million.
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

Governmental Inquiries and Related Claims
In January 2005, the Company and its subsidiary Marsh Inc. (the predecessor entity to Marsh LLC) entered into a settlement agreement with the New York State Attorney General (“NYAG”) and the New York State Insurance Department to settle a civil complaint and related citation regarding Marsh's use of market service agreements with various insurance companies. The parties subsequently entered into an amended and restated settlement agreement in February 2010 that restored a level playing field for Marsh.

Numerous private party lawsuits based on similar allegations to those made in the NYAG complaint were commenced against the Company, one or more of its subsidiaries, and their current and former directors and officers. All but one of these matters have been resolved.

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

Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2014, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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
Selected information about the Company’s operating segments for the three and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2014 –
Risk and Insurance Services	$1,791	(a)	$448	$3,630	(c)	$941
Consulting	1,520	(b)	247	2,952	(d)	472
Total Operating Segments	3,311		695	6,582		1,413
Corporate / Eliminations	(11)		(48)	(18)		(93)
Total Consolidated	$3,300		$647	$6,564		$1,320
2013–
Risk and Insurance Services	$1,688	(a)	$421	$3,459	(c)	$889
Consulting	1,410	(b)	205	2,772	(d)	392
Total Operating Segments	3,098		626	6,231		1,281
Corporate / Eliminations	(10)		(49)	(17)		(97)
Total Consolidated	$3,088		$577	$6,214		$1,184

(a)
Includes inter-segment revenue of $3 million in both 2014 and 2013, interest income on fiduciary funds of $6 million in both 2014 and 2013, and equity method income of $6 million and $7 million in 2014 and 2013, respectively.

(b)	Includes inter-segment revenue of $8 million and $7 million in 2014 and 2013, respectively, and interest income on fiduciary funds of $2 million in 2014 and $1 million in 2013.

(c)
Includes inter-segment revenue of $3 million in both 2014 and 2013, interest income on fiduciary funds of $12 million and $14 million in 2014 and 2013, respectively, and equity method income of $6 million and $8 million in 2014 and 2013, respectively.

(d)	Includes inter-segment revenue of $15 million and $14 million in 2014 and 2013, respectively, and interest income on fiduciary funds of $3 million and $2 million in 2014 and 2013, respectively.

Details of operating segment revenue for the three- and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2014	2013	2014	2013
Risk and Insurance Services
Marsh	$1,495	$1,402	$2,952	$2,797
Guy Carpenter	296	286	678	662
Total Risk and Insurance Services	1,791	1,688	3,630	3,459
Consulting
Mercer	1,071	1,044	2,132	2,085
Oliver Wyman Group	449	366	820	687
Total Consulting	1,520	1,410	2,952	2,772
Total Operating Segments	3,311	3,098	6,582	6,231
Corporate/ Eliminations	(11)	(10)	(18)	(17)
Total	$3,300	$3,088	$6,564	$6,214

17.    New Accounting Guidance

In June 2014, the FASB issued new accounting guidance to clarify the treatment of share-based payment awards that require a specific performance target to be achieved in order for employees to be eligible to vest in the awards which include terms that may provide that the performance conditions could be achieved after an employee completes the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, a reporting entity should apply the existing guidance as it relates to awards with performance conditions that affect vesting. The guidance is effective for annual periods beginning after December 15, 2015. Earlier adoption is permitted. Adoption of the guidance is not expected to materially affect the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued new accounting guidance to clarify the principles for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity should apply the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Entities are permitted to adopt the guidance under one of the following methods: retrospectively to each prior reporting period presented (with certain practical expedients allowed) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. If an entity elects this transition method, it must provide disclosures in reporting periods that include the date of initial application of the amount by which each financial statement line item is affected in the current reporting period by application of the guidance as compared to guidance that was in effect before the change, and an explanation for the reasons for significant changes. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.

In April 2014, the FASB issued new accounting guidance which changes the criteria for reporting discontinued operations and enhances disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations, such as disposal of a major geographic area or a major line of business, should be presented as discontinued operations. Those strategic shifts should have a major impact on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014. Adoption of the guidance is not expected to materially affect the Company's financial condition, results of operations or cash flows.

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

The Company completed nine acquisitions during the first six months of 2014.
In January 2014, Marsh & McLennan Agency ("MMA") acquired Barney & Barney, a San Diego-based insurance broking firm that provides insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. and abroad. Also in January, Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors. In February 2014, MMA acquired Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a leading surety bonding agency based in North Carolina. In March 2014, MMA acquired Capstone Insurance Services, LLC, an agency that provides property/casualty insurance and risk management solutions to businesses and individuals throughout South Carolina, and Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance. In May 2014, MMA acquired Kinker-Eveleigh Insurance Agency, an Ohio-based agency specializing in property-casualty and employee benefits solutions, and VISICOR, a full-service employee benefits brokerage and consulting firm based in Texas. In June 2014, MMA acquired Senn Dunn Insurance, an insurance agency located in North Carolina.

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

Consolidated Results of Operations

	Second Quarter		Six Months
(In millions, except per share figures)	2014	2013	2014	2013
Revenue	$3,300	$3,088	$6,564	$6,214
Expense:
Compensation and Benefits	1,876	1,766	3,715	3,569
Other Operating Expenses	777	745	1,529	1,461
Operating Expenses	2,653	2,511	5,244	5,030
Operating Income	647	577	1,320	1,184
Income from Continuing Operations	440	400	897	812
Discontinued Operations, net of tax	(2)	(5)	(3)	7
Net Income Before Non-Controlling Interests	438	395	894	819
Net Income Attributable to the Company	$431	$388	$874	$801
Income From Continuing Operations Per Share:
Basic	$0.79	$0.71	$1.60	$1.45
Diluted	$0.78	$0.70	$1.58	$1.42
Net Income Per Share Attributable to the Company:
Basic	$0.78	$0.71	$1.59	$1.46
Diluted	$0.77	$0.69	$1.57	$1.44
Average Number of Shares Outstanding:
Basic	549	551	548	549
Diluted	556	559	556	558
Shares Outstanding at June 30	546	549	546	549
The Company's consolidated operating income increased 12% to $647 million in the second quarter of 2014 compared with $577 million in the prior year. This represents the effect of a 7% increase in revenue and a 6% increase in expenses compared to the same period last year. Risk and Insurance Services operating income increased $27 million or 6%, while Consulting increased $42 million or 20% compared with the same period last year.

Income from continuing operations increased 10% in the second quarter of 2014, primarily reflecting the increase in operating income discussed above and a slightly lower effective tax rate, partly offset by lower investment income. Diluted net income per share from continuing operations also increased 11% to $0.78, reflecting the increase in income from continuing operations and a slight decrease in average number of diluted shares outstanding. Shares issued related to the vesting of share awards and exercise of employee stock options were more than offset by share repurchases over the past four quarters.
Consolidated operating income was approximately $1.3 billion for the first six months of 2014 compared with consolidated operating income of $1.2 billion in the prior year, reflecting increases of $52 million in Risk and Insurance Services and $80 million in Consulting.

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

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Risk and Insurance Services
Marsh	$1,490	$1,397	7%	(1)%	4%	4%
Guy Carpenter	295	285	3%	1%	—	2%
Subtotal	1,785	1,682	6%	—	3%	4%
Fiduciary Interest Income	6	6
Total Risk and Insurance Services	1,791	1,688	6%	—	3%	4%
Consulting
Mercer	1,071	1,044	3%	1%	—	2%
Oliver Wyman Group	449	366	23%	3%	3%	17%
Total Consulting	1,520	1,410	8%	1%	1%	6%
Corporate/Eliminations	(11)	(10)
Total Revenue	$3,300	$3,088	7%	—	2%	5%

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Marsh:
EMEA	$478	$455	5%	3%	1%	1%
Asia Pacific	194	184	6%	(3)%	—	9%
Latin America	102	88	16%	(11)%	11%	16%
Total International	774	727	7%	—	2%	5%
U.S. / Canada	716	670	7%	(1)%	5%	3%
Total Marsh	$1,490	$1,397	7%	(1)%	4%	4%
Mercer:
Health	$393	$376	4%	—	1%	4%
Retirement	345	338	2%	2%	(1)%	1%
Talent	123	133	(7)%	(1)%	(1)%	(5)%
Investments	210	197	7%	(1)%	1%	6%
Total Mercer	$1,071	$1,044	3%	1%	—	2%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Risk and Insurance Services
Marsh	$2,942	$2,785	6%	(1)%	3%	4%
Guy Carpenter	676	660	2%	—	1%	1%
Subtotal	3,618	3,445	5%	(1)%	3%	3%
Fiduciary Interest Income	12	14
Total Risk and Insurance Services	3,630	3,459	5%	(1)%	3%	3%
Consulting
Mercer	2,132	2,085	2%	—	—	3%
Oliver Wyman Group	820	687	19%	2%	3%	14%
Total Consulting	2,952	2,772	6%	—	1%	6%
Corporate/Eliminations	(18)	(17)
Total Revenue	$6,564	$6,214	6%	—	2%	4%
The following table provides more detailed revenue information for certain of the components presented above:

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Marsh:
EMEA	$1,095	$1,049	4%	2%	1%	2%
Asia Pacific	345	331	4%	(5)%	—	9%
Latin America	186	166	12%	(13)%	11%	14%
Total International	1,626	1,546	5%	(1)%	2%	5%
U.S. / Canada	1,316	1,239	6%	(1)%	4%	3%
Total Marsh	$2,942	$2,785	6%	(1)%	3%	4%
Mercer:
Health	$781	$757	3%	—	—	3%
Retirement	702	681	3%	1%	—	2%
Talent	240	256	(6)%	(2)%	(1)%	(3)%
Investments	409	391	5%	(3)%	1%	7%
Total Mercer	$2,132	$2,085	2%	—	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the second quarter of 2014 was $3.3 billion, increases of 7% on a reported basis and 5% on an underlying basis from the second quarter of 2013.
Revenue in the Risk and Insurance Services segment for the second quarter of 2014 was $1.8 billion, an increase of 6% from the same period last year, or 4% on an underlying basis. Marsh produced underlying revenue growth across all major geographies. Guy Carpenter's revenue was $295 million, an increase of 3% from the prior year, or 2% on an underlying basis. Consulting revenue of $1.5 billion in the second quarter of 2014 increased 8% from the second quarter of 2013. On an underlying basis, Consulting revenue increased 6%, reflecting increases of 2% in Mercer and 17% in Oliver Wyman.
For the first six months of 2014, Risk & Insurance Services revenue increased 5% from the same period in 2013, and 3% on an underlying basis. Consulting revenue increased 6% compared with the six-month period last year. On an underlying basis, Consulting revenue increased 6%, reflecting a 3% increase at Mercer and a 14% increase at Oliver Wyman.
Operating Expense
Consolidated operating expense in the second quarter increased 6% compared to the same period last year, or 3% on an underlying basis. The increase on an underlying basis is primarily due to higher incentive compensation, facilities and software amortization costs, partly offset by lower pension costs.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2014	2013	2014	2013
Revenue	$1,791	$1,688	$3,630	$3,459
Compensation and Benefits	943	878	1,884	1,797
Other Expenses	400	389	805	773
Expense	1,343	1,267	2,689	2,570
Operating Income	$448	$421	$941	$889
Operating Income Margin	25.0%	24.9%	25.9%	25.7%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2014 was $1.8 billion, an increase of 6%, or 4% on an underlying basis, compared with the same period in 2013.
In Marsh, revenue in the second quarter of 2014 was $1.5 billion, an increase of 7% compared with the same quarter of the prior year, or 4% on an underlying basis. The international division grew 5% on an underlying basis, led by growth of 16% in Latin America, 9% in Asia Pacific and 1% in EMEA. Underlying revenue increased 3% in the U.S. / Canada division. Guy Carpenter's second quarter revenue was $295 million, an increase of 3% compared to the same period in the prior year, or 2% on an underlying basis, reflecting growth in international operations.
Revenue in the Risk & Insurance Services segment increased 5% in the first six months of 2014 compared with 2013, or 3% on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 6% in the second quarter of 2014 compared with the same period in the prior year, reflecting a 2% increase on an underlying basis and a 3% increase from acquisitions. The underlying expense increase reflects higher base salary, incentive compensation, facilities and intangible asset amortization expense, partly offset by lower pension costs and adjustments to acquisition-related contingent consideration liabilities.
Expenses for the six-month period in 2013 increased 5% compared to the prior year, reflecting a 2% increase in underlying expenses and a 3% increase due to acquisitions, partly offset by a 1% decrease for the impact of foreign exchange. The increase in underlying expenses is primarily due to higher base salaries, incentive compensation, facilities and intangible asset amortization expenses, partly offset by lower pension costs.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Second Quarter		Six Months
(In millions of dollars)	2014	2013	2014	2013
Revenue	$1,520	$1,410	$2,952	$2,772
Compensation and Benefits	851	806	1,664	1,602
Other Expenses	422	399	816	778
Expense	1,273	1,205	2,480	2,380
Operating Income	$247	$205	$472	$392
Operating Income Margin	16.2%	14.5%	16.0%	14.2%
Revenue
Consulting revenue in the second quarter of 2014 increased 8%, or 6% on an underlying basis, compared with the same period in 2013. Mercer's revenue was $1.1 billion in the second quarter of 2014, an increase of 3%, or 2% on an underlying basis, compared to the same period last year. The increase in underlying revenue was driven by growth in Mercer's Health and Investments lines of business, which increased 4% and 6%, respectively. Oliver Wyman's revenue increased 23% to $449 million in the second quarter of 2014, or 17% on an underlying basis.
Consulting revenue in the first six months of 2014 increased 6% on both a reported and underlying basis compared with the same period in 2013, with underlying growth of 3% in Mercer and 14% in Oliver Wyman.
Expense
Consulting expenses in the second quarter of 2014 increased 6%, or 4% on an underlying basis, compared with the same period in 2013. The underlying expense increase in the second quarter of 2014 is primarily due to higher incentive compensation costs, partly offset by lower pension costs.
Expenses for the six months of 2014 increased 4% as compared to the same period in 2013.
Corporate and Other
Corporate expenses in the second quarter of 2014 were $48 million compared with $49 million in the prior year. Lower pension and benefits costs were largely offset by the cost of a hedge transaction related to the planned Alexander Forbes investment.

Expenses for the first six months of 2014 decreased to $93 million from $97 million in 2013, primarily due to lower pension and benefit costs as compared with the same period last year.

Interest
Interest income earned on corporate funds was $5 million in the second quarter of 2014 compared with $4 million in the second quarter of 2013 reflecting a higher level of invested funds, partly offset by lower effective interest rates. Interest expense increased $2 million in 2014 compared with the second quarter of 2013. The increase is due to a higher level of debt during the second quarter of 2014.
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. Trident II fully harvested all its remaining portfolio investments and made final distributions to its partners during the fourth quarter of 2013. As of the end of 2013, the Company had recognized all the performance fees related to its general partnership interest in Trident II. The Company recorded gains on its investment in Trident II of $20 million, including $15 million of deferred performance fees, for the six months ended June 30, 2013. Investment income for the six months ended June 30, 2014 includes performance fees of $7 million from Trident III, which had been deferred, that are no longer subject to claw-back. In 2013, the Company recorded $21 million of performance fees during the three and six months ended June 30, 2013.

Investment income for the six months of 2014 also includes $3 million of mark-to-market gains in the Company's private equity investments. At June 30, 2014, the Company had deferred performance fees of approximately $37 million related to Trident III. Recognition of these deferred performance fees will only occur as investments are harvested and the performance fees are no longer subject to claw-back. Although the Company expects to recognize approximately $25 million of performance fees in the third quarter of 2014, the timing of recognition of the remaining deferred performance fees is unknown and is not controlled by the Company.
Income Taxes
The Company's effective tax rate in the second quarter of 2014 was 27.6% compared with 28.9% in the second quarter of 2013. The effective tax rate for the six months of 2014 was 28.6% compared with 29.5% for the first six months of 2013. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as the resolution of tax examinations.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2014, the forecasted pre-tax income in the U.K., Canada, Australia, France, Germany and Bermuda, is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 21%, 27%, 30%, 41%, 32% and 0%, respectively. Consequently, increases in pre-tax income of the Company's U.S.-based operations at a rate higher than operations outside of the U.S. would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $128 million at December 31, 2013 to $105 million at June 30, 2014. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
During the second quarter of 2014, the Company settled the federal tax audit with the IRS for the year 2012. During the second quarter of 2013, the Company settled federal tax audits with the IRS for the years 2007 and 2009 through 2011.

Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Second Quarter		Six Months
(In millions of dollars, except per share figures)	2014	2013	2014	2013
Disposals of discontinued operations	$—	$(6)	$—	$(5)
Income tax expense (credit)	2	(1)	3	(12)
Disposals of discontinued operations, net of tax	(2)	(5)	(3)	7
Discontinued operations, net of tax	$(2)	$(5)	$(3)	$7
Discontinued operations, net of tax per share
– Basic	$(0.01)	$—	$(0.01)	$0.01
– Diluted	$(0.01)	$(0.01)	$(0.01)	$0.02
The three and six months ended June 30, 2013 include estimated costs covered under the indemnity related to the Kroll sale. The six months ended June 30, 2013 also includes tax indemnities related to the Putnam sale.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2013, the Company had approximately $1.4 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $200 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2014 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company's cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
Cash and cash equivalents on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $258 million of cash from operations for the six months ended June 30, 2014, compared with $163 million used by operations for the same period in 2013. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first six months of 2014, the Company contributed $94 million to its non-U.S. pension plans and $12 million to its U.S. pension plans. During the first six months of 2013, the Company contributed $460 million to its non-U.S. pension plans and $13 million to its U.S. plans, including a contribution of $250 million to prefund its 2014, and a substantial portion of its 2015, deficit funding contribution for its U.K. pension plans and a $70 million discretionary contribution to its Canadian plans.
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
The Company expects to fund an additional $66 million to its non-U.S. plans over the remainder of 2014, including approximately $35 million to the U.K. plans, related to the service cost for benefits earned through July 31, 2014, the date on which future benefit accrual will cease.
After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and will replace those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans, and as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the Projected Benefit Obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs to be recognized in 2014 are based on a weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was largely offset by the cost of a transition benefit to certain employees most impacted by the amendment. As a result of the amendments to the U.K. plans, the Company expects an increase in contributions to its defined contribution plans of approximately $30 million related to the transfer of colleagues from defined benefit to defined contribution plans, and funding of a portion of the transition benefit.
Financing Cash Flows
Net cash provided by financing activities was $9 million for the period ended June 30, 2014, compared with $592 million net cash used for the same period in 2013.
During the second quarter of 2014, the Company issued $600 million of 3.5% ten-year senior notes. A portion of the net proceeds of this offering will be used for general corporate purposes including the repayment of $320 million of 5.375% senior notes that matured in July 2014.
During the first quarter of 2013, the Company used cash to repay its 4.85% fixed rate $250 million senior notes that matured.
On March 28, 2014, the Company and certain of its foreign subsidiaries amended the $1.0 billion facility discussed below, into a new $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2014.
The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the current revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at June 30, 2014.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.

During the first six months of 2014, the Company paid $36 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $24 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $12 million for the first six months of 2014, are reflected as operating cash flows. In the first six months of 2013, the Company paid $5 million of contingent payments related to acquisitions made in prior periods.
During the first six months of 2014, the Company repurchased approximately 7 million shares of its common stock for consideration of $350 million. In May 2014, the Board of Directors increased the Company's share repurchase program to $2 billion. The Company remains authorized to purchase additional shares of its common stock up to a value of $1.8 billion. There is no time limit on this authorization. During the first six months of 2013, the Company repurchased 6.4 million shares of its common stock for total consideration of $250 million.
The Company paid dividends on its common shares of $275 million ($0.50 per share) during the first six months of 2014, as compared with $255 million ($0.46 per share) during the first six months of 2013.
Investing Cash Flows
Net cash used for investing activities amounted to $581 million in the first six months of 2014, compared with $194 million used during the same period in 2013.
The Company, made nine acquisitions during the first six months of 2014. Cash used for these acquisitions, net of cash acquired, was $374 million. In addition, in the first six months of 2014, the Company paid $9 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $103 million and estimated future contingent consideration payments of $144 million for acquisitions completed in the first six months of 2014 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2014.
The Company made two acquisitions during the first six months of 2013. Cash used for these acquisitions, net of cash acquired was $88 million. In addition, in the first six months of 2013, the Company paid $3 million of deferred purchase consideration related to acquisitions made in prior years.
The Company used cash of $202 million to purchase fixed assets and capitalized software in the first six months of 2014, compared with $192 million in the first six months of 2013, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $23 million in two private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2014 (In millions of dollars):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$331	$331	$—	$—	$—
Long-term debt	3,229	—	553	675	2,001
Interest on long-term debt	1,389	168	295	271	655
Net operating leases	2,207	329	543	422	913
Service agreements	534	202	201	116	15
Other long-term obligations	343	92	167	82	2
Acquisitions	312	312	—	—	—
Purchases commitments	15	15	—	—	—
Total	$8,360	$1,449	$1,759	$1,566	$3,586
The above does not include unrecognized tax benefits of $105 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately

$4 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $851 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $12 million and $66 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2014.
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
Interest Rate Risk and Credit Risk
The Company has historically managed its net exposure to interest rate changes by utilizing a mixture of variable and fixed rate borrowings to finance the Company’s asset base. During 2007, virtually all of the Company’s variable rate borrowings were repaid. In February 2011, the Company entered into two 3.5-year interest rate swaps to hedge changes in the fair value of the first $250 million of its 5.375% senior notes due in 2014. Under the terms of the swaps, the counter-parties paid the Company a fixed rate of 5.375% and the Company paid interest at a floating rate of three-month LIBOR plus a fixed spread of 3.726%. The swaps are designated as fair value hedging instruments and are deemed to be perfectly effective in accordance with applicable accounting guidance.
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	June 30, 2014
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,005
Fiduciary cash and investments	$5,237
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 8 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
In addition to interest rate risk, our cash and cash equivalents and fiduciary fund investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board-approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate in response to market conditions. The majority of cash and fiduciary fund investments are invested in short-term bank deposits.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2014, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 5.0 million shares of its common stock for $250 million during the second quarter of 2014. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $1.8 billion. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	—	—	—	$462,522,386
May 1-31, 2014	2,102,525	$49.0982	2,102,525	$1,943,987,186
June 1-30, 2014	2,856,850	$51.3664	2,856,850	$1,797,241,016
Total Q2 2014	4,959,375	$50.4048	4,959,375	$1,797,241,016

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

Date:	August 4, 2014	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	August 4, 2014	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1
Form of Fourth Supplemental Indenture between Marsh & McLennan Companies, Inc. (the "Company") and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 2014)

10.1	Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2014

10.2	Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

10.3	Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff

10.4	Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Peter Zaffino

10.5	Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

10.6	Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Alexander Moczarski

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase