Form 10-Q
period 2014-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2014-11-04
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q Filing
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 27, 2014, there were outstanding 540,899,238 shares of common stock, par value $1.00 per share, of the registrant.

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

•
the impact of competition, including with respect to our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our customers' option to self-insure or use internal resources instead of consultants, and our corporate tax rates relative to a number of our competitors;

•	the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

•
our ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information or data, and the potential of a system or network disruption that results in regulatory penalties, remedial costs or the improper disclosure of confidential information or data;

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

•	our ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from, the businesses we acquire;

•	changes in the funded status of our global defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the impact on our net income of fluctuations in foreign currency exchange rates;

•
our ability to successfully recover should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster;

•	the impact of changes in interest rates and deterioration of counterparty credit quality on our cash balances and the performance of our investment portfolios, including corporate and fiduciary funds;

•	the potential impact of rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

•	changes in applicable tax or accounting requirements; and

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2014	2013	2014	2013
Revenue	$3,141	$2,932	$9,705	$9,146
Expense:
Compensation and benefits	1,904	1,824	5,619	5,393
Other operating expenses	792	704	2,321	2,165
Operating expenses	2,696	2,528	7,940	7,558
Operating income	445	404	1,765	1,588
Interest income	6	5	16	13
Interest expense	(45)	(40)	(129)	(124)
Investment income	26	14	37	58
Income before income taxes	432	383	1,689	1,535
Income tax expense	127	123	487	463
Income from continuing operations	305	260	1,202	1,072
Discontinued operations, net of tax	(1)	(1)	(4)	6
Net income before non-controlling interests	304	259	1,198	1,078
Less: Net income attributable to non-controlling interests	7	6	27	24
Net income attributable to the Company	$297	$253	$1,171	$1,054
Basic net income per share – Continuing operations	$0.55	$0.46	$2.15	$1.91
– Net income attributable to the Company	$0.55	$0.46	$2.14	$1.92
Diluted net income per share – Continuing operations	$0.54	$0.45	$2.12	$1.88
– Net income attributable to the Company	$0.54	$0.45	$2.11	$1.89
Average number of shares outstanding – Basic	544	549	547	549
– Diluted	551	558	554	558
Shares outstanding at September 30	542	547	542	547
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income before non-controlling interests	$304	$259	$1,198	$1,078
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(421)	254	(214)	(91)
Unrealized investment loss	—	—	—	(1)
Gain (loss) related to pension/post-retirement plans	172	(37)	(69)	265
Other comprehensive income (loss), before tax	(249)	217	(283)	173
Income tax expense (credit) on other comprehensive income	39	(5)	(9)	79
Other comprehensive income (loss), net of tax	(288)	222	(274)	94
Comprehensive income	16	481	924	1,172
Less: comprehensive income attributable to non-controlling interest	7	6	27	24
Comprehensive income attributable to the Company	$9	$475	$897	$1,148
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except share and per share figures)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,649	$2,303
Receivables
Commissions and fees	3,266	3,065
Advanced premiums and claims	77	61
Other	258	282
	3,601	3,408
Less-allowance for doubtful accounts and cancellations	(105)	(98)
Net receivables	3,496	3,310
Current deferred tax assets	478	482
Other current assets	229	205
Total current assets	6,852	6,300
Goodwill and intangible assets	7,814	7,365
Fixed assets (net of accumulated depreciation and amortization of $1,655 at September 30, 2014 and $1,597 at December 31, 2013)	822	828
Pension related assets	1,007	979
Deferred tax assets	516	626
Other assets	976	882
	$17,987	$16,980
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
(In millions, except share and per share figures)	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$640	$334
Accounts payable and accrued liabilities	1,800	1,861
Accrued compensation and employee benefits	1,338	1,466
Accrued income taxes	199	148
Dividends payable	153	—
Total current liabilities	4,130	3,809
Fiduciary liabilities	4,871	4,234
Less – cash and investments held in a fiduciary capacity	(4,871)	(4,234)
	—	—
Long-term debt	3,379	2,621
Pension, post-retirement and post-employment benefits	1,094	1,150
Liabilities for errors and omissions	355	373
Other liabilities	1,114	1,052
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2014
and December 31, 2013	561	561
Additional paid-in capital	922	1,028
Retained earnings	10,042	9,452
Accumulated other comprehensive loss	(2,895)	(2,621)
Non-controlling interests	82	70
	8,712	8,490
Less – treasury shares, at cost, 18,346,142 shares at September 30, 2014
and 13,882,204 shares at December 31, 2013	(797)	(515)
Total equity	7,915	7,975
	$17,987	$16,980
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2014	2013
Operating cash flows:
Net income before non-controlling interests	$1,198	$1,078
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	225	213
Amortization of intangible assets	64	53
Intangible asset impairment	—	5
Adjustments to acquisition related contingent consideration liability	5	16
Provision for deferred income taxes	103	137
Gain on investments	(37)	(58)
Loss on disposition of assets	4	1
Share based compensation expense	74	100
Changes in assets and liabilities:
Net receivables	(182)	(229)
Other current assets	(19)	(71)
Other assets	16	(60)
Accounts payable and accrued liabilities	(53)	47
Accrued compensation and employee benefits	(128)	(279)
Accrued income taxes	59	39
Contributions to pension and other benefit plans in excess of current year expense/credit	(141)	(400)
Other liabilities	(75)	(15)
Effect of exchange rate changes	28	(2)
Net cash provided by operations	1,141	575
Financing cash flows:
Purchase of treasury shares	(600)	(400)
Proceeds from debt	1,393	546
Repayments of debt	(327)	(257)
Shares withheld for taxes on vested units – treasury shares	(56)	(74)
Issuance of common stock from treasury shares	190	254
Payments of contingent consideration for acquisitions	(28)	(8)
Distributions of non-controlling interests	(13)	(17)
Dividends paid	(429)	(394)
Net cash provided by (used for) financing activities	130	(350)
Investing cash flows:
Capital expenditures	(285)	(288)
Net (purchases) sales of long-term investments	(117)	90
Proceeds from sales of fixed assets	2	2
Dispositions	—	3
Acquisitions	(416)	(108)
Other, net	—	2
Net cash used for investing activities	(816)	(299)
Effect of exchange rate changes on cash and cash equivalents	(109)	(53)
Increase (decrease) in cash and cash equivalents	346	(127)
Cash and cash equivalents at beginning of period	2,303	2,301
Cash and cash equivalents at end of period	$2,649	$2,174
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share figures)	2014	2013
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,028	$1,107
Change in accrued stock compensation costs	(26)	(45)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(80)	(52)
Balance, end of period	$922	$1,010
RETAINED EARNINGS
Balance, beginning of year	$9,452	$8,628
Net income attributable to the Company	1,171	1,054
Dividend equivalents declared - (per share amounts: $1.06 in 2014 and $0.96 in 2013)	(3)	(5)
Dividends declared – (per share amounts: $1.06 in 2014 and $0.96 in 2013)	(578)	(526)
Balance, end of period	$10,042	$9,151
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,621)	$(3,307)
Other comprehensive income (loss), net of tax	(274)	94
Balance, end of period	$(2,895)	$(3,213)
TREASURY SHARES
Balance, beginning of year	$(515)	$(447)
Issuance of shares under stock compensation plans and employee stock purchase plans	318	380
Purchase of treasury shares	(600)	(400)
Balance, end of period	$(797)	$(467)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$70	$64
Net income attributable to non-controlling interests	27	24
Distributions	(13)	(17)
Other changes	(2)	7
Balance, end of period	$82	$78
TOTAL EQUITY	$7,915	$7,120
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
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of September 30, 2014, Mercer had assets under management of $108 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2014 and 2013.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $202 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $26 million in the third quarter of 2014 compared to $14 million for the same period in 2013, primarily related to our general partner carried interest from Trident III no longer subject to claw-back. Investment income for the nine months of 2014 was $37 million compared to $58 million in 2013. 2014 includes carried interest from Trident III of $31 million compared with $34 million in 2013. The Company also recorded $20 million of investment gains for the nine months of 2013 related to its investment in Trident II. The Company no longer holds an investment in Trident II. At September 30, 2014 and 2013, the Company had deferred performance fees of approximately $15 million and $43 million, respectively, related to Trident III. Recognition of these deferred performance fees will only occur as the Trident III investments are harvested and the performance fees are no longer subject to claw-back. The timing of recognition of the remaining deferred performance fees is unknown and is not controlled by the Company.
Income Taxes
The Company's effective tax rate in the third quarter of 2014 was 29.6% compared with 32.1% in the third quarter of 2013. The effective tax rates for the first nine months of 2014 and 2013 were 28.9% and 30.1%, respectively. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as changes in judgment about the beginning balance in valuation allowances, the resolution of tax examinations and expirations of statutes of limitations. The rate in the third quarter of 2013 also included the impact of tax changes on the Company's deferred tax assets and liabilities.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from
$128 million at December 31, 2013 to $105 million at September 30, 2014. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $15 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
Reclassifications
In the first quarter of 2014, the Company enhanced its operating cash flow presentation within the statement of cash flows to show on single lines the impact of pension and other benefit plan contributions in excess of the related expenses, and the non-cash impact of equity share awards. Previously, the cash flow impact of those items was presented as part of changes in other assets and other liabilities, and changes in other liabilities, respectively. The prior year’s presentation was conformed to the current presentation for the following line items within operating cash flows:

•	Share-based compensation expense

•	Changes in other assets

•	Contributions to pension and other benefit plans in excess of current year expense/credit

•	Changes in other liabilities
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $18 million and $21 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The Consulting segment recorded fiduciary interest income of $5 million and $3 million for the the nine-month periods ended September 30, 2014 and 2013, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.8 billion at September 30, 2014 and $8.2 billion at December 31, 2013. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.

Mercer manages approximately $20 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2014	2013	2014	2013
Net income from continuing operations	$305	$260	$1,202	$1,072
Less: Net income attributable to non-controlling interests	7	6	27	24
	$298	$254	$1,175	$1,048
Basic weighted average common shares outstanding	544	549	547	549
Dilutive effect of potentially issuable common shares	7	9	7	9
Diluted weighted average common shares outstanding	551	558	554	558
Average stock price used to calculate common stock equivalents	$52.15	$42.08	$49.89	$39.15
There were 19.3 million and 24.9 million stock options outstanding as of September 30, 2014 and 2013, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2014 and 2013.

(In millions of dollars)	2014	2013
Assets acquired, excluding cash	$598	$199
Liabilities assumed	(45)	(59)
Contingent/deferred purchase consideration	(147)	(37)
Net cash outflow for current year acquisitions	406	103
Purchase of other intangibles	—	1
Deferred purchase consideration from prior years' acquisitions	10	4
Net cash outflow for acquisitions	$416	$108

(In millions of dollars)	2014	2013
Interest paid	$126	$140
Income taxes paid	$306	$258
The Company had non-cash issuances of common stock of $105 million and $148 million for the nine months ended September 30, 2014 and 2013, respectively, primarily related to its share-based payment plans. The Company recorded share-based compensation expense related to equity awards (excluding stock options) of $60 million and $84 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three- and nine-month periods ended September 30, 2014 and 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2014	$5	$(2,883)	$271	$(2,607)
Other comprehensive income (loss) before reclassifications	—	94	(419)	(325)
Amounts reclassified from accumulated other comprehensive income	—	37	—	37
Net current period other comprehensive income (loss)	—	131	(419)	(288)
Balance as of September 30, 2014	$5	$(2,752)	$(148)	$(2,895)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2013	$3	$(3,238)	$(200)	$(3,435)
Other comprehensive income (loss) before reclassifications	—	(85)	256	171
Amounts reclassified from accumulated other comprehensive income	—	51	—	51
Net current period other comprehensive income (loss)	—	(34)	256	222
Balance as of September 30, 2013	$3	$(3,272)	$56	$(3,213)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive income (loss) before reclassifications	—	(174)	(204)	(378)
Amounts reclassified from accumulated other comprehensive income	—	104	—	104
Net current period other comprehensive income (loss)	—	(70)	(204)	(274)
Balance as of September 30, 2014	$5	$(2,752)	$(148)	$(2,895)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	(1)	36	(84)	(49)
Amounts reclassified from accumulated other comprehensive income	—	143	—	143
Net current period other comprehensive income (loss)	(1)	179	(84)	94
Balance as of September 30, 2013	$3	$(3,272)	$56	$(3,213)

The components of other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2014 and 2013 are as follows:

Three Months Ended September 30,	2014			2013

(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(421)	$(2)	$(419)	$254	$(2)	$256
Unrealized investment gains (losses)	—	—	—	—	—	—
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(3)	(1)	(2)	(6)	(2)	(4)
Net actuarial losses (a)	57	18	39	81	26	55
Subtotal	54	17	37	75	24	51
Effect of remeasurement	(1)	(1)	—	—	—	—
Effect of curtailment	—	—	—	—	—	—
Foreign currency translation adjustments	119	25	94	(106)	(25)	(81)
Other	—	—	—	(6)	(2)	(4)
Pension/post-retirement plans (losses) gains	172	41	131	(37)	(3)	(34)
Other comprehensive income (loss)	$(249)	$39	$(288)	$217	$(5)	$222
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

Nine Months Ended September 30,	2014			2013
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(214)	$(10)	$(204)	$(91)	$(7)	$(84)
Unrealized investment gains (losses)	—	—	—	(1)	—	(1)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	(8)	(3)	(5)	(17)	(6)	(11)
Net actuarial losses (a)	157	48	109	237	83	154
Subtotal	149	45	104	220	77	143
Effect of remeasurement	(167)	(34)	(133)	—	—	—
Effect of curtailment	(65)	(13)	(52)	—	—	—
Foreign currency translation adjustments	11	3	8	51	11	40
Other	3	—	3	(6)	(2)	(4)
Pension/post-retirement plans (losses) gains	(69)	1	(70)	265	86	179
Other comprehensive (loss) income	$(283)	$(9)	$(274)	$173	$79	$94
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company completed 12 acquisitions during the first nine months of 2014.

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

•	June - MMA acquired Senn Dunn Insurance, a full service insurance brokerage located in North Carolina.

•	July - Marsh acquired Seguros Morrice y Urrutia S.A., an insurance broker based in Panama City, Panama.

•
September - Marsh acquired Kocisko Insurance Brokers, Inc., an insurance agency located in Montreal, Quebec; and Oliver Wyman acquired Bonfire Communications, an agency specializing in employee engagement and internal communications based in San Francisco, California.

Total purchase consideration for acquisitions made during the first nine months of 2014 was $573 million, which consisted of cash paid of $426 million and deferred purchase and estimated contingent consideration of $147 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $10 million of deferred purchase consideration and $40 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2014 based on their fair values:

For the Nine Months Ended September 30, 2014
(Amounts in millions)
Cash	$426
Estimated fair value of deferred/contingent consideration	147
Total Consideration	$573
Allocation of purchase price:
Cash and cash equivalents	$20
Accounts receivable, net	6
Other current assets	—
Property, plant, and equipment	4
Intangible assets	233
Goodwill	350
Other assets	5
Total assets acquired	618
Current liabilities	36
Other liabilities	9
Total liabilities assumed	45
Net assets acquired	$573
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

•	November - MMA acquired Elsey & Associates, a Texas-based provider of surety bonds and insurance coverage to the construction industry.

•	December - MMA acquired Cambridge Property and Casualty, a Michigan-based company providing insurance and risk management services to high net worth individuals and mid-sized businesses.
The Consulting segment completed two acquisitions during 2013.

•	July - Oliver Wyman acquired Corven, a U.K.-based management consultancy firm.

•	August - Mercer acquired Global Remuneration Solutions, a market leading compensation consulting firm based in South Africa.
Total purchase consideration for acquisitions made during the first nine months of 2013 was $156 million, which consisted of cash paid of $119 million and deferred purchase and estimated contingent consideration of $37 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $4 million of deferred purchase consideration and $8 million of contingent consideration related to acquisitions made in prior years.

Pro-Forma Information
While the Company does not believe its acquisitions made during the first nine months of 2014 and 2013 are material in the aggregate, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company. In accordance with accounting guidance related to pro-forma disclosure, the information presented for the 2014 acquisitions is as if they occurred on January 1, 2013 and reflects acquisitions made in 2013 as if they occurred on January 1, 2012. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2014	2013	2014	2013
Revenue	$3,143	$2,981	$9,744	$9,338
Income from continuing operations	$305	$263	$1,205	$1,085
Net income attributable to the Company	$298	$256	$1,174	$1,067
Basic net income per share:
– Continuing operations	$0.55	$0.47	$2.15	$1.93
– Net income attributable to the Company	$0.55	$0.47	$2.15	$1.94
Diluted net income per share:
– Continuing operations	$0.54	$0.46	$2.13	$1.90
– Net income attributable to the Company	$0.54	$0.46	$2.12	$1.91
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statement of income for the three- and nine-month periods ending September 30, 2014 includes approximately $46 million of revenue and $5 million of net operating income and approximately $104 million of revenue and $11 million of net operating income, respectively, related to acquisitions made in 2014.
Equity Investment
On June 23, 2014, Mercer announced that it had entered into a definitive agreement to acquire a 34% stake in South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes"), becoming a strategic shareholder after Alexander Forbes successfully launched an initial public offering. Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. On July 24, 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $137 million, which is included in other assets in the consolidated balance sheets. The investment in Alexander Forbes is accounted for using the equity method and included in other assets in the consolidated balance sheet. In October 2014, the Company paid approximately $166 million for the remaining 19.1% of Alexander Forbes common shares.
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

8.     Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars, except per share figures)	2014	2013	2014	2013
Disposals of discontinued operations	$(1)	$—	$(1)	$(5)
Income tax expense (credit)	—	1	3	(11)
Disposals of discontinued operations, net of tax	(1)	(1)	(4)	6
Discontinued operations, net of tax	$(1)	$(1)	$(4)	$6
Discontinued operations, net of tax per share
– Basic	$—	$—	$(0.01)	$0.01
– Diluted	$—	$—	$(0.01)	$0.01
The nine month period ended September 30, 2013 includes estimated costs under the indemnity related to the Kroll sale and tax indemnities related to the Putnam sale.
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considered numerous factors, which included that the fair value of each reporting unit exceeded its fair value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2014 and concluded that a two-step goodwill impairment test was not required in 2014, that goodwill was not impaired, and that each reporting unit’s fair value exceeded its carrying value by a substantial margin.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions of dollars)	2014	2013
Balance as of January 1, as reported	$6,893	$6,792
Goodwill acquired	350	93
Other adjustments(a)	(64)	(20)
Balance at September 30,	$7,179	$6,865

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at September 30, 2014 is as follows: Risk & Insurance Services, $5 billion and Consulting, $2.2 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	September 30, 2014			December 31, 2013
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$1,093	$458	$635	$888	$416	$472
The company recorded an intangible asset impairment of $5 million in the third quarter of 2013 in the Risk & Insurance Services segment.
Aggregate amortization expense for the nine months ended September 30, 2014 and 2013 was $64 million and $53 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2014 (excludes amortization through September 30, 2014)	$23
2015	87
2016	76
2017	69
2018	67
Subsequent years	313
$635
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
Interest Rate Swap Derivatives - Level 2
The fair value of interest rate swap derivatives is based on the present value of future cash flows at each valuation date resulting from utilization of the swaps, using a constant discount rate of 1.6% compared to discount rates based on projected future yield curves. The Company settled its interest rate swap positions in July 2014.
Senior Notes due July 2014 - Level 2
In the first quarter of 2011, the Company entered into two interest rate swaps to convert interest on a portion of its Senior Notes from a fixed rate to a floating rate. The swaps are designated as fair value hedging instruments. The change in the fair value of the swaps is recorded on the balance sheet. The carrying value of the debt related to these swaps is adjusted by an equal amount. The $250 million of Senior Notes that were tied to the interest rate swaps discussed above matured in July 2014.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13
Assets:
Financial instruments owned:
Mutual funds(a)	$150	$154	$—	$—	$—	$—	$150	$154
Money market funds(b)	348	45	—	—	—	—	348	45
Interest rate swap derivatives(c)	—	—	—	3	—	—	—	3
Total assets measured at fair value	$498	$199	$—	$3	$—	$—	$498	$202
Fiduciary Assets:
Money market funds	$77	$—	$—	$—	$—	$—	$77	$—
Total fiduciary assets measured at fair value	$77	$—	$—	$—	$—	$—	$77	$—
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$151	$104	$151	$104
Senior Notes due 2014(e)	—	—	—	253	—	—	—	253
Total liabilities measured at fair value	$—	$—	$—	$253	$151	$104	$151	$357

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in other receivables in the consolidated balance sheets.

(d)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

(e)	Included in long-term debt in the consolidated balance sheets.
During the nine-month period ended September 30, 2014, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of September 30, 2014 and 2013 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2014	2013
Balance at January 1,	$104	$63
Additions	70	21
Payments	(40)	(8)
Revaluation Impact	17	16
Balance at September 30,	$151	$92
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $17 million in the nine-month period ended September 30, 2014. A 5% increase in the above mentioned projections would increase the liability by approximately $22 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $25 million.

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
The target asset allocation for the U.S. Plan was 58% equities and equity alternatives and 42% fixed income and at September 30, 2014, the actual allocation for the U.S. Plan was 57% equities and equity alternatives and 43% fixed income. The target asset allocation for the U.K. Plans, which comprises approximately 82% of non-U.S. Plan assets, is 50% equities and equity alternatives and 50% fixed income. As of September 30, 2014, the actual allocation for the U.K. Plans was 45% equities and equity alternatives and 55% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges. Effective as of October 17, 2014, the target asset allocation for the U.S. Plan was changed to 62% equities and equity alternatives and 38% fixed income.
After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and replaced those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans, and as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the projected benefit obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 are the weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was mostly offset by the cost of a transition benefit for certain employees most impacted by the amendment, which is not part of net periodic pension cost.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$49	$63	$2	$2
Interest cost	163	144	3	2
Expected return on plan assets	(251)	(227)	—	—
Amortization of prior service credit	(2)	(5)	—	—
Recognized actuarial loss	55	79	(1)	—
Net periodic benefit cost	$14	$54	$4	$4

Combined U.S. and significant non-U.S. Plans	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$172	$188	$4	$4
Interest cost	485	433	9	8
Expected return on plan assets	(749)	(680)	—	—
Amortization of prior service credit	(8)	(16)	—	—
Recognized actuarial loss	159	237	(1)	1
Net periodic benefit cost	$59	$162	$12	$13
Curtailment (credit)	(65)	—	—	—
Total cost (credit)	$(6)	$162	$12	$13

U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$23	$26	$1	$1
Interest cost	65	57	2	1
Expected return on plan assets	(87)	(81)	—	—
Amortization of prior service credit	(1)	(4)	—	—
Recognized actuarial loss	31	52	(1)	—
Net periodic benefit cost	$31	$50	$2	$2

U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$68	$78	$2	$2
Interest cost	190	171	6	5
Expected return on plan assets	(260)	(243)	—	—
Amortization of prior service credit	(5)	(12)	—	—
Recognized actuarial loss (gain)	84	156	(2)	—
Net periodic benefit cost	$77	$150	$6	$7

Significant non-U.S. Plans only	Pension		Postretirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$26	$37	$1	$1
Interest cost	98	87	1	1
Expected return on plan assets	(164)	(146)	—	—
Amortization of prior service credit	(1)	(1)	—	—
Recognized actuarial loss	24	27	—	—
Net periodic benefit cost	$(17)	$4	$2	$2

Significant non-U.S. Plans only	Pension		Postretirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2014	2013	2014	2013
Service cost	$104	$110	$2	$2
Interest cost	295	262	3	3
Expected return on plan assets	(489)	(437)	—	—
Amortization of prior service cost	(3)	(4)	—	—
Recognized actuarial loss	75	81	1	1
Net periodic benefit cost	$(18)	$12	$6	$6
Curtailment (credit)	(65)	—	—	—
Total cost (credit)	$(83)	$12	$6	$6

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Postretirement Benefits
September 30,	2014	2013	2014	2013
Weighted average assumptions:
Expected return on plan assets	7.53%	7.66%	—%	—%
Discount rate	4.74%	4.38%	5.03%	4.32%
Rate of compensation increase	2.64%	2.43%	—%	—%
The Company made approximately $140 million of contributions to its U.S. and non-U.S. defined benefit plans in the first nine months of 2014. The Company expects to contribute approximately $43 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2014.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2014	December 31, 2013
Short-term:
Current portion of long-term debt	$640	$334

Long-term:
Senior notes – 5.875% due 2033	297	297
Senior notes – 5.375% due 2014	—	323
Senior notes – 5.75% due 2015	230	230
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	399	399
Senior notes – 4.80% due 2021	497	497
Senior notes – 2.55% due 2018	249	248
Senior notes – 4.05% due 2023	248	247
Senior notes – 3.50% due 2024	595	—
Senior notes – 2.35% due 2019	300	—
Senior notes – 3.50% due 2025	498	—
Mortgage – 5.70% due 2035	405	413
Term Loan Facility - due 2016	50	50
Other	2	2
	4,019	2,955
Less current portion	640	334
	$3,379	$2,621
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
In September 2014, the Company issued $300 million of 2.35% five-year senior notes and $500 million of 3.50% 10.5 year senior notes. In October 2014, a significant portion of the net proceeds of this offering were used to redeem $630 million of debt, including $230 million of 5.75% senior notes due in September 2015 and $400 million of 9.25% senior notes due in 2019. Total cash outflow related to this transaction was approximately $765 million, which included approximately $135 million cost for early redemption, which will be reflected as a charge in the consolidated statements of income in the fourth quarter of 2014.
In May 2014, the Company issued $600 million of 3.50% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included the repayment of $320 million of the existing 5.375% senior notes, which matured on July 15, 2014.
In September 2013, the Company issued $250 million of 2.55% five-year senior notes and $250 million of 4.05% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included a partial redemption of $250 million of the outstanding principal amount of the existing 5.75% senior notes due 2015. The redemption settled in October 2013 with a total cash outflow of approximately $275 million, which included a $24 million cost for early redemption.
In February 2013, the Company repaid its 4.850% $250 million senior notes.
On March 28, 2014, the Company and certain of its foreign subsidiaries amended its $1.0 billion facility as discussed below into a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2014.

The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at September 30, 2014 was 1.15%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at September 30, 2014.
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

	September 30, 2014		December 31, 2013
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$640	$776	$334	$334
Long-term debt	$3,379	$3,500	$2,621	$2,819
The fair value of the Company’s short-term debt, which at September 30, 2014 primarily consists of debt that was extinguished in October 2014, is based on the cost to extinguish. In 2013, short-term debt consists primarily of term debt maturing within the next year, and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.
13.    Restructuring Costs
The Company recorded total restructuring costs of $10 million in the first nine months of 2014 primarily due to severance and future rent under non-cancelable leases. These costs were incurred in Corporate.
Details of the restructuring activity from January 1, 2013 through September 30, 2014, which includes liabilities from actions prior to 2014, are as follows:

(In millions of dollars)	Liability at 1/1/13	Amounts Accrued	Cash Paid	Other	Liability at 12/31/13	Amounts Accrued	Cash Paid	Other	Liability at 9/30/14
Severance	$36	$9	$(33)	$(1)	$11	$4	$(7)	$(1)	$7
Future rent under non-cancelable leases and other costs	134	13	(32)	(2)	113	6	(27)	(1)	91
Total	$170	$22	$(65)	$(3)	$124	$10	$(34)	$(2)	$98
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.

14.    Common Stock
During the first nine months of 2014, the Company repurchased approximately 11.8 million shares of its common stock for consideration of $600 million. In May 2014, the Board of Directors of the Company authorized share repurchases of up to $2 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $1.5 billion. There is no time limit on the authorization. During the first nine months of 2013, the Company repurchased 10 million shares of its common stock for consideration of $400 million.
15.    Claims, Lawsuits and Other Contingencies
Errors and Omissions Claims
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. Errors and omissions claims may seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
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
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which the Company operates. In the ordinary course of business, the Company is also subject to subpoenas, investigations, lawsuits and/or other regulatory actions undertaken by governmental authorities. In this regard, in November 2013, Mercer received a subpoena from the New York Department of Financial Services in connection with a review of New York's public pension funds.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2014, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.

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
The pending proceedings and other matters described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies - Loss Contingencies). Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
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

Selected information about the Company’s operating segments for the three- and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2014 –
Risk and Insurance Services	$1,610	(a)	$229	$5,240	(c)	$1,170
Consulting	1,541	(b)	274	4,493	(d)	746
Total Operating Segments	3,151		503	9,733		1,916
Corporate / Eliminations	(10)		(58)	(28)		(151)
Total Consolidated	$3,141		$445	$9,705		$1,765
2013–
Risk and Insurance Services	$1,504	(a)	$222	$4,963	(c)	$1,111
Consulting	1,437	(b)	232	4,209	(d)	624
Total Operating Segments	2,941		454	9,172		1,735
Corporate / Eliminations	(9)		(50)	(26)		(147)
Total Consolidated	$2,932		$404	$9,146		$1,588

(a)
Includes inter-segment revenue of $0 million and $1 million in 2014 and 2013, respectively, interest income on fiduciary funds of $6 million and $7 million in 2014 and 2013, respectively, and equity method income of $4 million and $2 million in 2014 and 2013, respectively.

(b)	Includes inter-segment revenue of $10 million and $8 million in 2014 and 2013, respectively, and interest income on fiduciary funds of $2 million in 2014 and $1 million in 2013.

(c)
Includes inter-segment revenue of $3 million and $4 million in 2014 and 2013, respectively, interest income on fiduciary funds of $18 million and $21 million in 2014 and 2013, respectively, and equity method income of $10 million in both 2014 and 2013.

(d)	Includes inter-segment revenue of $25 million and $22 million in 2014 and 2013, respectively, and interest income on fiduciary funds of $5 million and $3 million in 2014 and 2013, respectively.
Details of operating segment revenue for the three- and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2014	2013	2014	2013
Risk and Insurance Services
Marsh	$1,343	$1,241	$4,295	$4,038
Guy Carpenter	267	263	945	925
Total Risk and Insurance Services	1,610	1,504	5,240	4,963
Consulting
Mercer	1,112	1,072	3,244	3,157
Oliver Wyman Group	429	365	1,249	1,052
Total Consulting	1,541	1,437	4,493	4,209
Total Operating Segments	3,151	2,941	9,733	9,172
Corporate/ Eliminations	(10)	(9)	(28)	(26)
Total	$3,141	$2,932	$9,705	$9,146

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and Subsidiaries (“the Company”) is a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. It is the parent company of a number of the world's leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 56,000 employees worldwide and annual revenue of more than $12 billion, the Company provides analysis, advice and transactional capabilities to clients in over 130 countries.
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

The Company completed twelve acquisitions during the first nine months of 2014.
In January 2014, Marsh & McLennan Agency ("MMA") acquired Barney & Barney, a San Diego-based insurance broking firm that provides insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. and abroad. Also in January, Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors. In February 2014, MMA acquired Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a leading surety bonding agency based in North Carolina. In March 2014, MMA acquired Capstone Insurance Services, LLC, an agency that provides property/casualty insurance and risk management solutions to businesses and individuals throughout South Carolina, and Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance. In May 2014, MMA acquired Kinker-Eveleigh Insurance Agency, an Ohio-based agency specializing in property-casualty and employee benefits solutions, and VISICOR, a full-service employee benefits brokerage and consulting firm based in Texas. In June 2014, MMA acquired Senn Dunn Insurance, an insurance agency located in North Carolina. In July 2014 Marsh acquired Seguros Morrice y Urrutia S.A., an insurance broker based in Panama City, Panama. In September 2014 Marsh acquired Kocisko Insurance Brokers, Inc., an insurance agency located in Montreal, Quebec and Oliver Wyman acquired Bonfire Communications, an agency specializing in employee engagement and internal communications based in San Francisco, California.
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

Consolidated Results of Operations

	Third Quarter		Nine Months
(In millions, except per share figures)	2014	2013	2014	2013
Revenue	$3,141	$2,932	$9,705	$9,146
Expense:
Compensation and Benefits	1,904	1,824	5,619	5,393
Other Operating Expenses	792	704	2,321	2,165
Operating Expenses	2,696	2,528	7,940	7,558
Operating Income	445	404	1,765	1,588
Income from Continuing Operations	305	260	1,202	1,072
Discontinued Operations, net of tax	(1)	(1)	(4)	6
Net Income Before Non-Controlling Interests	304	259	1,198	1,078
Net Income Attributable to the Company	$297	$253	$1,171	$1,054
Income From Continuing Operations Per Share:
Basic	$0.55	$0.46	$2.15	$1.91
Diluted	$0.54	$0.45	$2.12	$1.88
Net Income Per Share Attributable to the Company:
Basic	$0.55	$0.46	$2.14	$1.92
Diluted	$0.54	$0.45	$2.11	$1.89
Average Number of Shares Outstanding:
Basic	544	549	547	549
Diluted	551	558	554	558
Shares Outstanding at September 30	542	547	542	547
The Company's consolidated operating income increased 10% to $445 million in the third quarter of 2014 compared with $404 million in the prior year. This represents the effect of a 7% increase in both revenue and expenses compared to the same period last year. Consulting operating income increased $42 million or 18% compared with the same period last year, while Risk and Insurance Services operating income increased $7 million or 3%.

Income from continuing operations increased $45 million or 17% in the third quarter of 2014, primarily reflecting the increase in operating income discussed above, higher investment income and a lower effective tax rate, partly offset by higher corporate expenses. Diluted net income per share from continuing operations increased 20% to $0.54, reflecting the increase in income from continuing operations and a slight decrease in average number of diluted shares outstanding. Shares issued related to the vesting of share awards and exercise of employee stock options were more than offset by share repurchases over the past four quarters.
Consolidated operating income was approximately $1.8 billion for the first nine months of 2014 compared with consolidated operating income of $1.6 billion in the prior year, reflecting increases of $122 million in Consulting and$59 million in Risk and Insurance Services.

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

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Risk and Insurance Services
Marsh	$1,338	$1,235	8%	—	4%	5%
Guy Carpenter	266	262	2%	—	(1)%	3%
Subtotal	1,604	1,497	7%	—	3%	4%
Fiduciary Interest Income	6	7
Total Risk and Insurance Services	1,610	1,504	7%	—	3%	4%
Consulting
Mercer	1,112	1,072	4%	1%	—	3%
Oliver Wyman Group	429	365	18%	1%	1%	16%
Total Consulting	1,541	1,437	7%	1%	—	6%
Corporate/Eliminations	(10)	(9)
Total Revenue	$3,141	$2,932	7%	—	2%	5%

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Marsh:
EMEA	$414	$387	7%	1%	2%	4%
Asia Pacific	175	165	6%	1%	—	5%
Latin America	99	94	7%	(6)%	1%	11%
Total International	688	646	6%	—	1%	5%
U.S. / Canada	650	589	10%	—	7%	4%
Total Marsh	$1,338	$1,235	8%	—	4%	5%
Mercer:
Health	$392	$378	4%	—	—	4%
Retirement	330	325	2%	2%	—	—
Talent	177	179	(1)%	(1)%	—	—
Investments	213	190	12%	2%	—	10%
Total Mercer	$1,112	$1,072	4%	1%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Risk and Insurance Services
Marsh	$4,280	$4,020	6%	(1)%	3%	4%
Guy Carpenter	942	922	2%	—	1%	1%
Subtotal	5,222	4,942	6%	(1)%	3%	3%
Fiduciary Interest Income	18	21
Total Risk and Insurance Services	5,240	4,963	6%	(1)%	3%	3%
Consulting
Mercer	3,244	3,157	3%	—	—	3%
Oliver Wyman Group	1,249	1,052	19%	2%	2%	15%
Total Consulting	4,493	4,209	7%	—	1%	6%
Corporate/Eliminations	(28)	(26)
Total Revenue	$9,705	$9,146	6%	—	2%	5%
The following table provides more detailed revenue information for certain of the components presented above:

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2014	2013
Marsh:
EMEA	$1,509	$1,436	5%	2%	1%	2%
Asia Pacific	520	496	5%	(3)%	—	8%
Latin America	285	260	10%	(10)%	7%	13%
Total International	2,314	2,192	6%	(1)%	2%	5%
U.S. / Canada	1,966	1,828	8%	(1)%	5%	3%
Total Marsh	$4,280	$4,020	6%	(1)%	3%	4%
Mercer:
Health	$1,173	$1,135	3%	—	—	3%
Retirement	1,032	1,006	3%	2%	—	1%
Talent	417	435	(4)%	(1)%	(1)%	(2)%
Investments	622	581	7%	(2)%	1%	8%
Total Mercer	$3,244	$3,157	3%	—	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the third quarter of 2014 was $3.1 billion, an increase of 7% on a reported basis and 5% on an underlying basis from the third quarter of 2013.
Revenue in the Risk and Insurance Services segment for the third quarter of 2014 was $1.6 billion, an increase of 7% from the same period last year, or 4% on an underlying basis. Marsh produced underlying revenue growth across all major geographies. Guy Carpenter's revenue increased 2% from the prior year, or 3% on an underlying basis. Consulting revenue of $1.5 billion in the third quarter of 2014 increased 7% from the third quarter of 2013. On an underlying basis, Consulting revenue increased 6%, reflecting increases of 3% in Mercer and 16% in Oliver Wyman.
For the first nine months of 2014, Risk and Insurance Services revenue increased 6% from the same period in 2013, and 3% on an underlying basis. Consulting revenue increased 7% compared with the nine-month period last year. On an underlying basis, Consulting revenue increased 6%, reflecting a 3% increase at Mercer and a 15% increase at Oliver Wyman.
Operating Expense
Consolidated operating expense in the third quarter increased 7% compared to the same period last year, or 4% on an underlying basis. The increase on an underlying basis is primarily due to higher incentive compensation, facilities and software amortization costs, partly offset by lower pension costs.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Third Quarter		Nine Months
(In millions of dollars)	2014	2013	2014	2013
Revenue	$1,610	$1,504	$5,240	$4,963
Compensation and Benefits	960	915	2,844	2,712
Other Expenses	421	367	1,226	1,140
Expense	1,381	1,282	4,070	3,852
Operating Income	$229	$222	$1,170	$1,111
Operating Income Margin	14.2%	14.8%	22.3%	22.4%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2014 was $1.6 billion, an increase of 7%, or 4% on an underlying basis, compared with the same period in 2013.
In Marsh, revenue in the third quarter of 2014 was $1.3 billion, an increase of 8% compared with the same quarter of the prior year, or 5% on an underlying basis. The international division grew 5% on an underlying basis, led by growth of 11% in Latin America, 5% in Asia Pacific and 4% in EMEA. Underlying revenue increased 4% in the U.S. / Canada division. Marsh's revenue growth was driven by strong new business, particularly in countries such as the U.S., Canada, U.K., Brazil and Peru. Guy Carpenter's third quarter revenue increased 2% compared to the same period in the prior year, or 3% on an underlying basis, driven by increases in U.S., Continental Europe, U.K. Facultative and Global Specialties such as Marine and Aviation.
Revenue in the Risk and Insurance Services segment increased 6% in the first nine months of 2014 compared with 2013, or 3% on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 8% in the third quarter of 2014 compared with the same period in the prior year, reflecting a 4% increase on an underlying basis and a 3% increase from acquisitions. The underlying expense increase reflects higher base salary, incentive compensation and facilities costs, partly offset by lower pension costs.
Expenses for the nine-month period in 2014 increased 6% compared to the prior year, reflecting a 3% increase in underlying expenses and a 3% increase due to acquisitions. The increase in underlying expenses is primarily due to higher base salaries, incentive compensation, facilities and intangible asset amortization expenses, partly offset by lower pension costs.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Third Quarter		Nine Months
(In millions of dollars)	2014	2013	2014	2013
Revenue	$1,541	$1,437	$4,493	$4,209
Compensation and Benefits	859	823	2,523	2,425
Other Expenses	408	382	1,224	1,160
Expense	1,267	1,205	3,747	3,585
Operating Income	$274	$232	$746	$624
Operating Income Margin	17.8%	16.1%	16.6%	14.8%
Revenue
Consulting revenue in the third quarter of 2014 increased 7%, or 6% on an underlying basis, compared with the same period in 2013. Mercer's revenue increased 4% to $1.1 billion, or 3% on an underlying basis, compared to the same period last year. The increase in underlying revenue was driven by growth in Mercer's Health and Investments lines of business, which increased 4% and 10%, respectively. Oliver Wyman's revenue increased 18% to $429 million in the third quarter of 2014, or 16% on an underlying basis. The increase was driven by balanced performance across industry groups with particular strength in Financial Services. On a geographic basis, the revenue growth was attributable to both North America and Europe. We expect Oliver Wyman's growth to moderate in the fourth quarter.
Consulting revenue in the first nine months of 2014 increased 7%, or 6% on an underlying basis, compared with the same period in 2013, with underlying growth of 3% in Mercer and 15% in Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2014 increased 5%, or 4% on an underlying basis, compared with the same period in 2013. The underlying expense increase in the third quarter of 2014 was primarily due to higher incentive compensation costs, partly offset by lower pension costs.
Expenses for the nine months of 2014 increased 5% as compared to the same period in 2013, or 4% on an underlying basis.
Corporate and Other
Corporate expenses in the third quarter of 2014 were $58 million compared with $50 million in the prior year. The increase was primarily due to corporate initiatives, primarily related to strenghtening our cyber security protections, expenses related to strategic investments and corporate transformation efforts, primarily within HR and Finance.
Expenses for the first nine months of 2014 increased $4 million from $147 million in 2013.

Interest
Interest income earned on corporate funds was $6 million in the third quarter of 2014, compared with $5 million in the third quarter of 2013, reflecting a higher level of invested funds, partly offset by lower effective interest rates. Interest expense increased $5 million in 2014 compared with the third quarter of 2013. The increase was due to a higher level of debt during the third quarter of 2014.
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $26 million in the third quarter of 2014 compared to $14 million for the same period in 2013, primarily related to our general partner carried interest from Trident III no longer subject to claw-back. Investment income for the nine months of 2014 was $37 million compared to $58 million in 2013. 2014 includes carried interest from Trident III of $31 million compared with $34 million in 2013. The Company also recorded $20 million of investment gains for the first nine months of 2013 related to its investment in Trident II. The Company no longer holds an investment in Trident II. At September 30, 2014 and 2013, the Company had deferred performance fees of approximately $15 million and $43 million, respectively, related to Trident III. The timing of recognition of the remaining deferred performance fees is unknown and is not controlled by the Company.
Income Taxes
The Company's effective tax rate in the third quarter of 2014 was 29.6% compared with 32.1% in the third quarter of 2013. The effective tax rate for the nine months of 2014 was 28.9% compared with 30.1% for the first nine months of 2013. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as changes in judgment about the beginning balance in valuation allowances, the resolution of tax examinations and expiration of statutes of limitations. The rate in the third quarter of 2013 also reflected the impact of tax rate changes on the Company's deferred tax assets and liabilities.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2014, the forecasted pre-tax income in the U.K., Canada, Australia, Germany, France and Bermuda is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 21%, 27%, 30%, 31% and 41% and 0%, respectively. Consequently, increases in pre-tax income of the Company's U.S.-based operations at a rate higher than operations outside of the U.S. would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations and may require valuation allowances affecting the rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $128 million at December 31, 2013 to $105 million at September 30, 2014. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $15 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
During the second quarter of 2014, the Company settled the federal tax audit with the IRS for the year 2012. During the second quarter of 2013, the Company settled federal tax audits with the IRS for the years 2007 and 2009 through 2011.
Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Third Quarter		Nine Months
(In millions of dollars, except per share figures)	2014	2013	2014	2013
Disposals of discontinued operations	$(1)	$—	$(1)	$(5)
Income tax expense (credit)	—	1	3	(11)
Disposals of discontinued operations, net of tax	(1)	(1)	(4)	6
Discontinued operations, net of tax	$(1)	$(1)	$(4)	$6
Discontinued operations, net of tax per share
– Basic	$—	$—	$(0.01)	$0.01
– Diluted	$—	$—	$(0.01)	$0.01
The nine months ended September 30, 2013 include estimated costs covered under the indemnity related to the Kroll sale. The nine months ended September 30, 2013 also includes tax indemnities related to the Putnam sale.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2013, the Company had approximately $1.4 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $202 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2014 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company's cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future.
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
Operating Cash Flows
The Company generated $1.1 billion of cash from operations for the nine months ended September 30, 2014, compared with $575 million for the same period in 2013. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first nine months of 2014, the Company contributed $122 million to its non-U.S. pension plans and $19 million to its U.S. pension plans. During the first nine months of 2013, the Company contributed $532 million to its non-U.S. pension plans and $20 million to its U.S. plans, including a contribution of $250 million to prefund its 2014, and a substantial portion of its 2015 deficit funding contribution for its U.K. pension plans and a $70 million discretionary contribution to its Canadian plans.
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
As a result of the significant improvement in funded status during 2013, which includes the $250 million deficit funding contribution discussed above, no additional deficit recovery contributions are required in 2014. The next funding test will be carried out as at November 1, 2014 to assess the deficit contributions payable during 2015. Deficit recovery contributions in 2015 can range from $0 to a maximum of $57.9 (£35.3) million. The U.K. employers also contribute an expense allowance each year of approximately $9 million.
The Company expects to fund an additional $6 million to its U.S. plans and $38 million to its non-U.S. plans over the remainder of 2014.
After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and replaced those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans, and as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the Projected Benefit Obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs to be recognized in 2014 are based on a weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was largely offset by the cost of a transition benefit to certain employees most impacted by the amendment. As a result of the amendments to the U.K. plans, the Company expects an increase in contributions to its defined contribution plans of approximately $30 million compared to the prior year, related to the transfer of colleagues from defined benefit to defined contribution plans, and funding of a portion of the transition benefit.
Financing Cash Flows
Net cash provided by financing activities was $130 million for the period ended September 30, 2014, compared with $350 million net cash used for the same period in 2013.
In September 2014, the Company issued $300 million of 2.35% five-year senior notes and $500 million of 3.50% 10.5 year senior notes. In October 2014, a significant portion of the net proceeds of this offering was used to redeem $630 million of debt, including $230 million of 5.75% senior notes due in September 2015 and $400 million of 9.25% senior notes due in 2019. Total cash outflow related to this transaction was approximately $765 million, including a $135 million cost for early redemption, which will be reflected as a charge in the consolidated statements of income in the fourth quarter of 2014.
During the second quarter of 2014, the Company issued $600 million of 3.5% ten-year senior notes. A portion of the net proceeds of this offering was used for general corporate purposes including the repayment of $320 million of 5.375% senior notes that matured in July 2014.
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
On March 28, 2014, the Company and certain of its foreign subsidiaries amended the $1.0 billion facility discussed below, into a new $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2014.
The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.

In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the current revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at September 30, 2014.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
During the first nine months of 2014, the Company paid $40 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $28 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $12 million for the first nine months of 2014, are reflected as operating cash flows. In the first nine months of 2013, the Company paid $8 million of contingent payments related to acquisitions made in prior periods.
During the first nine months of 2014, the Company repurchased approximately 11.8 million shares of its common stock for consideration of $600 million. In May 2014, the Board of Directors increased the Company's share repurchase program to $2 billion. The Company remains authorized to purchase additional shares of its common stock up to a value of $1.5 billion. There is no time limit on this authorization. During the first nine months of 2013, the Company repurchased 10 million shares of its common stock for total consideration of $400 million.
The Company paid dividends on its common shares of $429 million ($0.78 per share) during the first nine months of 2014, as compared with $394 million ($0.71 per share) during the first nine months of 2013.
Investing Cash Flows
Net cash used for investing activities amounted to $816 million in the first nine months of 2014, compared with $299 million used during the same period in 2013.
The Company made twelve acquisitions during the first nine months of 2014. Cash used for these acquisitions, net of cash acquired, was $406 million. In addition, in the first nine months of 2014, the Company paid $10 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $95 million and estimated future contingent consideration payments of $151 million for acquisitions completed in the first nine months of 2014 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2014.
On June 23, 2014, Mercer announced that it had entered into a definitive agreement to acquire a 34% stake in South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes"), becoming a strategic shareholder after Alexander Forbes successfully launched an initial public offering. Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. On July 24, 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $137 million, which is included in other assets in the consolidated balance sheets. The investment in Alexander Forbes will be accounted for using the equity method and included in other assets in the consolidated balance sheet. In October 2014, the Company paid approximately $166 million for the remaining 19.1%.
The Company made six acquisitions during the first nine months of 2013. Cash used for these acquisitions, net of cash acquired was $103 million. In addition, in the first nine months of 2013, the Company paid $4 million of deferred purchase consideration related to acquisitions made in prior years.
The Company used cash of $285 million to purchase fixed assets and capitalized software in the first nine months of 2014, compared with $288 million in the first nine months of 2013, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $23 million in two private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2014 (In millions of dollars):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$640	$640	$—	$—	$—
Long-term debt	3,396	—	323	575	2,498
Interest on long-term debt	1,521	287	263	245	726
Net operating leases	2,120	320	523	415	862
Service agreements	463	161	191	103	8
Other long-term obligations	334	86	162	84	2
Acquisitions	166	166	—	—	—
Purchases commitments	15	15	—	—	—
Total	$8,655	$1,675	$1,462	$1,422	$4,096
The above does not include unrecognized tax benefits of $105 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $4 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $825 million because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $6 million and $38 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2014.
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
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	September 30, 2014
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,649
Fiduciary cash and investments	$4,871
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
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Publicly traded investments of $17 million are classified as available for sale. Non-publicly traded investments of $12 million are accounted for using the cost method and an additional $223 million of investments are accounted for using the equity method. These investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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

Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2014, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 4.8 million shares of its common stock for $250 million during the third quarter of 2014. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $1.5 billion. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	1,923,624	$51.9852	1,923,624	$1,697,241,056
August 1-31, 2014	1,575,498	$51.5693	1,575,498	$1,615,993,802
September 1-30, 2014	1,297,639	$52.9816	1,297,639	$1,547,242,807
Total Q3 2014	4,796,761	$52.1181	4,796,761	$1,547,242,807

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

Date:	November 4, 2014	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	November 4, 2014	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1
Form of Fifth Supplemental Indenture between Marsh & McLennan Companies, Inc. (the "Company") and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 10, 2014)

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