Form 10-K
period 2014-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2015-02-26
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $28,219,746,395 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2014.
As of February 20, 2015, there were outstanding 538,779,514 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management's current views concerning future events or results, use words like "anticipate," "assume," "believe," "continue," "estimate," "expect," "future," "intend," "plan," "project" and similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would." For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; the expected impact of acquisitions and dispositions; the impact of competition; pension obligations; the impact of foreign currency exchange rates; our effective tax rates; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure, dividend policy, cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.
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

▪
the impact on expenses relating to our global pension plans of discount rates and asset returns and of projected salary increases, mortality rates, demographics, inflation, and cash contributions due to changes in the funded status of our global defined benefit pension plans;

▪	the impact on our net income of fluctuations in foreign currency exchange rates, particularly in light of the recent strengthening of the U.S. dollar against most other currencies worldwide;

▪
our ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential, personal or proprietary information, and the potential for a system or network disruption that results in regulatory penalties, remedial costs or the improper disclosure or use of such information;

▪	our exposure to potential liabilities arising from errors and omissions claims against us;

▪
our exposure to potential civil remedies or criminal penalties if we fail to comply with foreign and U.S. laws that are applicable in the domestic and international jurisdictions in which we operate, including evolving sanctions against Russia and existing trade sanctions laws relating to countries such as Cuba, Iran, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;

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

i

▪
potential income statement effects from the application of FASB's ASC Topic No. 740 ("Income Taxes") regarding accounting treatment of uncertain tax benefits and valuation allowances, including the effect of any subsequent adjustments to the estimates we use in applying this accounting standard.

The factors identified above are not exhaustive. Marsh & McLennan Companies and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements included herein, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in Part I, Item 1A of this report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this report.

ii

iii

PART I
ITEM 1.      BUSINESS.
References in this report to “we”, “us” and “our” are to Marsh & McLennan Companies, Inc. (the “Company”) and one or more of its subsidiaries, as the context requires.
GENERAL
The Company is a global professional services firm offering clients advice and solutions in risk, strategy and people. It is the parent company of a number of leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 57,000 employees worldwide and annual revenue of approximately $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•
Consulting includes Health, Retirement, Talent and Investments consulting services and products, and specialized management, economic and brand consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 54% of the Company's total revenue in 2014 and employs approximately 30,800 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Marsh generated approximately 45% of the Company's total revenue in 2014. Approximately 28,400 Marsh colleagues provide risk management, risk consulting, insurance broking, alternative risk financing, and insurance program management services to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries.
Marsh's clients vary by size, industry, geography and risk exposures. Marsh is organized to serve clients efficiently and effectively, delivering solutions tailored to the level of complexity of risk and geographic footprint and matched to clients' buying styles.
Insurance Broking and Risk Consulting
In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients' risk management and insurance needs. Each client relationship is coordinated by a client executive or client manager who draws from the many industry and risk specialties within Marsh to assemble the resources needed to assist clients in analyzing, measuring and managing their various risks. Product and service offerings include program design and placement, post-placement program support and administration, claims support and advocacy, alternative risk strategies, and a wide array of risk analysis and risk management consulting services. Within Marsh, there are significant specialties or businesses in addition to its main brokerage operations that serve as an important part of the overall capabilities it provides to its broad range of clients. These include Marsh & McLennan Agency; Schinnerer Group; Sponsored Programs; Private Client Services; and Torrent Technologies.
Risk, Specialty and Industry Practices. In further support of the strategic, operational and risk management objectives of its core brokerage clients, Marsh provides consultative advice, brokerage and claims advocacy services through dedicated practices in the areas listed below. For both large and mid-size organizations, colleagues in these practices apply their experience and working knowledge of clients' industry sectors, and of the unique environments in which they operate, to facilitate the requisite breadth of coverage and to reduce the cost of risk.

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
Global Risk and Specialties
In 2014, the management of Marsh Global Analytics, Marsh Risk Consulting, Captive Solutions, CS STARS, Insurer Consulting Group, Multinational Client Service, Bowring Marsh and Marsh's Specialty Practices were combined into one business unit called Global Risk and Specialties.
Marsh Global Analytics helps organizations use data and analytical tools to better understand risks, make more informed decisions, support the implementation of innovative solutions and strategies, and ultimately reduce costs. The principal tools employed include data from Marsh’s extensive Global Benchmarking Portal, statistical and financial analyses, decision modeling, catastrophic loss modeling, and the Marsh Analytical Platform.
Marsh Risk Consulting (MRC) is a global organization comprised of specialists dedicated to providing clients with advice and solutions across a comprehensive range of risk issues. MRC helps clients identify exposures, assess critical business functions and evaluate existing risk treatment practices and strategies. MRC provides client services in four main areas of exposure:

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

•	Strategic Risk Consulting: Provides a range of services, including crisis management, reputational risk, and enterprise risk and resiliency services.
Captive Solutions. Operating in 42 captive domiciles, along with consulting expertise residing in Marsh brokerage offices worldwide, the Captive Solutions practice serves more than 1,250 captive facilities, including single-parent captives, reinsurance pools, risk retention groups and others. The practice includes the Captive Advisory group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions; Captive Management, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services; and the Actuarial Services group, comprised of credentialed actuaries and supporting actuarial analysts.
CS STARS serves the needs of risk management professionals, as well as insurance carriers and third-party administrators, through integrated technology, analytics and data services solutions across risk, safety and claims management. CS Stars enables its customers to analyze trends, gain industry insights, optimize decision-making, and reduce costs across the entire risk lifecycle.
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
Multinational Client Service (MCS) is focused on delivering service excellence and insurance solutions to multinational clients. MCS provides risk management programs with a service platform that comprises a combination of proprietary tools and technology and specialized resources. MCS provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory environments and address the worldwide risk issues that confront them.
Bowring Marsh is an international placement broker for property and casualty risks. Bowring Marsh utilizes placement expertise in major international insurance market hubs, including Bermuda, Brazil, China, Dubai, Dublin, Hong Kong, London, Madrid, Miami, Singapore, South Korea, Tokyo and Zurich, and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.
Marsh & McLennan Agency.
Established in 2008, Marsh & McLennan Agency ("MMA") services are targeted to customers who seek professional advice on program structure, market knowledge, experience and expertise in their industry, competitive prices, and local resources and service professionals. MMA offers a broad range of commercial property, casualty and surety products and services, personal lines, as well as a broad range of solutions for employee health and benefits, retirement and administration needs, and life insurance/estate planning to clients through a dedicated sales and service force in retail locations.
Schinnerer Group.
The Schinnerer Group's operations are comprised of Victor O. Schinnerer & Co. in the U.S. and ENCON Group Inc. in Canada. As one of the largest underwriting managers of professional liability and specialty insurance programs in the United States, Victor O. Schinnerer & Co. provides risk management and insurance solutions to clients through licensed brokers. ENCON Group Inc., a leading managing general agent in Canada, offers professional liability and construction insurance, as well as group and retiree benefits programs for individuals, professionals, organizations and businesses, through a national network of licensed insurance brokers and plan advisors.

Sponsored Programs; Private Client Services.
Marsh operates business units that focus on affinity/program marketing and administration opportunities and high net worth individual personal lines insurance. Sponsored Programs is an affinity/program business that customizes commercial insurance programs and other business management solutions to meet the needs of franchisors, independent contractors, and other networks of businesses and their affiliates. Private Client Services provides sales and service to high net worth individuals, families and their advisors and family offices, focusing on delivery of property and casualty risk management solutions.
Torrent Technologies.
On November 17, 2014, Marsh acquired Torrent Technologies, Inc., a leading service provider to Write Your Own (WYO) insurers participating in the National Flood Insurance Program (NFIP). Remaining headquartered in Kalispell, Montana, Torrent's employees have combined with Marsh's existing flood insurance specialists to create a Flood Center of Excellence, offering a comprehensive suite of flood insurance products and services. Torrent and Marsh also have demonstrated capabilities in the non-NFIP retail flood space and in providing other non-NFIP flood insurance administration services to mortgage lenders and other businesses.
GUY CARPENTER
Guy Carpenter generated approximately 9% of the Company's total revenue in 2014. Approximately 2,400 Guy Carpenter professionals help clients with a combination of specialized reinsurance broking expertise, strategic advisory services, and analytics. Guy Carpenter teams create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which entails the transfer of part or all of the coverage provided by a single insurance policy.
Guy Carpenter provides reinsurance services in a broad range of specialty practice areas, including: agriculture; alternative risk transfer (such as group-based captives and insurance pools); aviation & aerospace; casualty clash (losses involving multiple policies or insureds); construction and engineering; credit, bond & political risk; excess & umbrella; general casualty; life, accident & health; marine and energy; medical professional liability; professional liability; program manager solutions; property; retrocessional reinsurance (reinsurance between reinsurers); surety (reinsurance of surety bonds and other financial guarantees); terror risk and workers compensation.
Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its licensed affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities. GC Securities, the Guy Carpenter division of MMC Securities Corp. and MMC Securities (Europe) Limited, respectively, offers corporate finance solutions, including mergers & acquisitions and private debt and equity capital raising, and capital markets-based risk transfer solutions that complement Guy Carpenter's strong industry relationships, analytical capabilities and reinsurance expertise.
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

Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend upon a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, the capacity in which the broker acts, and negotiations with clients. In addition to compensation from its clients, Marsh also receives compensation from insurance companies. This compensation includes, among other things, payment for consulting and analytics services provided to insurers; administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions in parts of its operations.
Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”) of this report.
CONSULTING
The Company's consulting segment generated approximately 46% of the Company's total revenue in 2014 and employs approximately 24,300 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a global consulting leader in Health, Retirement, Investments and Talent. Mercer helps clients around the world advance the health, wealth and performance of their most vital asset - their people. Mercer's approximately 20,600 employees are based in more than 40 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 34% of the Company's total revenue in 2014.
Mercer operates in the following areas:
Health.  In its Health & Benefits business, Mercer assists public and private sector employers in the design, management and administration of employee health care programs; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer also provides products and solutions for private active and retiree exchanges in the United States, including its Mercer MarketplaceSM private exchange.
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
Investments.  Mercer provides investment consulting and other services to the sponsors of pension funds, foundations, endowments, other investors and wealth management companies in more than 40 countries. Mercer's services cover all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.
Mercer provides delegated investment solutions (fiduciary management) to institutional investors including retirement plans, endowments and foundations and wealth managers, primarily through investment in manager of manager funds sponsored and managed by Mercer. Solutions include services for defined benefit and defined contribution plans utilizing our expertise in liability-driven investment and actuarial techniques, and personal wealth solutions. Mercer offers a diverse range of solutions to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies for clients globally. As of December 31, 2014, Mercer had assets under management of $116 billion worldwide.
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
Talent.  Mercer's talent businesses advise organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; and improvement of human resource (HR) effectiveness. Through proprietary survey data and decision support tools, Mercer's Information Products Solutions business provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer's Communications business helps clients plan and implement HR programs and other organizational changes designed to maximize employee engagement, drive desired employee behaviors and achieve improvements in business performance.
OLIVER WYMAN GROUP
With approximately 3,700 professionals and offices in 25 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman; Lippincott; and NERA Economic Consulting. Oliver Wyman Group generated approximately 13% of the Company's total revenue in 2014.
Oliver Wyman is a leading global management consulting firm. Oliver Wyman's consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management and organization transformation. Industry groups include:

•	Automotive

•	Aviation, Aerospace & Defense

•	Business Services

•	Communications, Media & Technology

•	Distribution & Wholesale

•	Energy

•	Financial services (including corporate and institutional banking, insurance, wealth and asset management, public policy, and retail and business banking)

•	Health & Life Sciences

•	Industrial products

•	Retail & consumer products

•	Surface transportation
Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:

•
Actuarial. Oliver Wyman offers actuarial consulting services to public and private enterprises, self-insured group organizations, insurance companies, government entities, insurance regulatory agencies and other organizations.

•
Business & Organization Transformation.  Oliver Wyman advises organizations undergoing or anticipating profound change or facing strategic discontinuities or risks by providing guidance on leading the institution, structuring its operations, improving its performance, and building its organizational capabilities.

•
Corporate Finance & Restructuring. Oliver Wyman provides an array of capabilities to support investment decision making by private equity funds, hedge funds, sovereign wealth funds, investment banks, commercial banks, arrangers, strategic investors, and insurers.

•	Digital. Oliver Wyman has a dedicated cross-industry team helping clients to capitalize on the opportunities created by digital technology and address the strategic threats.

•
Marketing & Sales.  Oliver Wyman advises leading firms in the areas of offer/pricing optimization; product/service portfolio management; product innovation; marketing spend optimization; value-based customer management; and sales and distribution model transformation.

•
Oliver Wyman Labs. Oliver Wyman applies innovative approaches to technology to drive business impact for its clients. The mission of OW Labs is to help clients to unleash the power of the information they already have or could capture - essentially to become knowledge-powered businesses - and through that to drive competitive advantage and sustained impact.

•
Operations & Technology.  Oliver Wyman offers market-leading IT organization design, IT economics management, Lean Six Sigma principles and methodologies, and sourcing expertise to clients across a broad range of industries.

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

•
Sustainability Center. The Sustainability Center at Oliver Wyman supports leading companies and governments around the world in their efforts to foster economic growth while encouraging more responsible use of natural resources and environmental protection.

•
Value Sourcing. Oliver Wyman helps organizations with optimization of purchasing processes or organization; cost monitoring; low-cost country sourcing; supply chain management; strategic sourcing; sequenced supply; part kitting; and with transforming procurement into a strong competitive advantage, delivering sustained value.

Lippincott is a brand strategy and design consulting firm that advises corporations around the world in a variety of industries on corporate branding, identity and image. Lippincott has helped create some of the world's most recognized brands.
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
Compensation for Services in Consulting
Mercer and the Oliver Wyman Group businesses are compensated for advice and services primarily through fees paid by clients. Mercer's Health & Benefits business is compensated through commissions for the placement of insurance contracts (comprising more than half of the revenue in the Health & Benefits business) and consulting fees. Mercer's delegated Investment Management business and certain of Mercer's defined contribution administration services are compensated typically through fees based on assets under administration and/or management. For a majority of the funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

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
Risk and Insurance Services.  While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers and managing general agents) to hold an individual and/or company license from a governmental agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally-owned business entities; in those instances, if the Company has no licensed subsidiary, it may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are subject to an internal review and approval process. Licensing of reinsurance intermediaries is generally less rigorous compared to that of insurance brokers, and most jurisdictions require only corporate reinsurance intermediary licenses.
The Insurance Mediation Directive was adopted by the United Kingdom and 26 other European Union Member States in 2005. Its implementation gave powers to the Financial Services Authority ("FSA"), the United Kingdom regulator at the time, to expand their responsibilities in line with the Financial Services and Markets Act, the result of which was the regulation of insurance and reinsurance intermediaries. The enhanced regulatory regime effected a licensing system based on an assessment of factors which included professional competence, financial capacity and the requirement to hold professional indemnity insurance. In April 2013, the FSA was superseded by the Financial Conduct Authority (“FCA”). In April 2014, the FCA’s responsibilities were expanded further to include the regulation of credit activities for consumers. This included the broking of premium finance to consumers who wished to spread the cost of their insurance. In April 2015, the FCA will also obtain their concurrent competition powers enabling them to enforce the prohibitions on anti-competitive behavior in relation to financial services.
Insurance authorities in the United States and certain other jurisdictions in which the Company's subsidiaries do business, including the FCA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them, and generally apply to both the insurance and reinsurance business. The FCA rules which protect client assets and client money are currently being reviewed by the FCA with changes intended to provide enhanced protection to client funds expected in the second quarter of 2015.
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities Corp., a broker-dealer, investment adviser and introducing broker, registered in the U.S. with the SEC and the Commodity Futures Trading Commission ("CFTC") and a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of NIA Securities, LLC, a U.S. registered broker-dealer and member of FINRA and SIPC. In the United Kingdom, Marsh and Guy Carpenter utilize the expertise of MMC Securities (Europe) Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the European Union. MMC Securities Corp., MMC Securities (Europe) Limited, NIA Securities, LLC, and Marsh Investment Services Limited are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
In some jurisdictions, insurance-related taxes may be due either directly from clients or from the insurance broker. In the latter case, the broker customarily looks to the client for payment.
Consulting.  Certain of Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are also subject to investment and securities regulations in various jurisdictions, including the SEC, the Department of Labor and the CFTC in the United States, the FCA in the United Kingdom, the Central Bank of Ireland, and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investment Management, Inc. and Mercer Investment Consulting, Inc., each a registered investment adviser. Mercer Trust Company, a New Hampshire chartered trust bank, provides services for Mercer’s benefits administration and investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities Corp. with the provision of certain retirement and employee benefit services. Oliver Wyman Group uses the services of MMC Securities Corp. (in the United States) and MMC Securities (Europe) Limited (in the European Union), primarily in connection with corporate finance advisory services.
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
Risk and Insurance Services.  The Company's combined insurance and reinsurance services businesses are global in scope. The principal bases upon which our insurance and reinsurance businesses compete include the complexity, range, quality and cost of the services and products offered to clients. The Company encounters strong competition from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms, consultants and web search engines, that provide risk-related services and products or alternatives to traditional brokerage services.
Certain insureds and groups of insureds have established programs of self insurance (including captive insurance companies) as a supplement or alternative to third-party insurance, thereby reducing in some cases their need for insurance placements. Certain insureds also obtain coverage directly from insurance providers. There are also many other providers of managing general agency, affinity programs and private client services, including specialized firms, insurance companies and other institutions.
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

Employees
As of December 31, 2014, the Company and its consolidated subsidiaries employed approximately 57,000 people worldwide, including approximately 30,800 in risk and insurance services, 24,300 in consulting, and 1,700 individuals at the parent-company level.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 53, is Executive Vice President and General Counsel of Marsh & McLennan Companies. In addition to managing the Company's Legal function, Mr. Beshar also oversees the Company's Government Relations, Risk Management and Communications groups. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
J. Michael Bischoff, age 67, is the Company's Chief Financial Officer. Mr. Bischoff has held a number of senior financial management positions with Marsh & McLennan Companies since joining the Company in 1982. In his most recent role as Vice President, Corporate Finance, Mr. Bischoff was responsible for leading and directing the Company's Corporate Development, Mergers & Acquisitions, Treasury and Investor Relations functions. His prior experience was with the Board of Governors of the Federal Reserve System.
E. Scott Gilbert, age 59, is Senior Vice President and Chief Risk and Compliance Officer of Marsh & McLennan Companies. In addition to managing the Company's Risk and Compliance function, Mr. Gilbert also oversees the Company's Business Resiliency Management, Global Security and Global Technology Infrastructure groups. Prior to joining Marsh & McLennan Companies in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.
Daniel S. Glaser, age 54, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to assuming this role in January 2013, Mr. Glaser served as Group President and Chief Operating Officer of Marsh & McLennan Companies from April 2011 through December 2012, with strategic and operational oversight of both the Risk and Insurance Services and the Consulting segments of the Company. Mr. Glaser rejoined Marsh in December 2007 as Chairman and Chief Executive Officer of Marsh Inc. after serving in senior positions in commercial insurance and insurance brokerage in the United States, Europe, and the Middle East. He began his career at Marsh over 30 years ago. Mr. Glaser was named Chairman of the Federal Advisory Committee on Insurance (FACI) in August 2014. FACI, which comprises experts from business, academia and consumer advocacy groups, as well as state insurance regulators, was formed in 2011 to provide advice to the Federal Insurance Office. He also serves on the International Advisory Board of BritishAmerican Business and is a member of the Board of Trustees for The Institutes (American Institute for CPCU), the Insurance Information Institute and Ohio Wesleyan University.
Laurie Ledford, age 57, is the Company's Senior Vice President and Chief Human Resources Officer. Ms. Ledford is responsible for the firm's overall human capital and talent strategy and the delivery of human resources services to all our colleagues worldwide. Prior to her current role, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc. Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.
Scott McDonald, age 48, is President and Chief Executive Officer of Oliver Wyman Group, a position he assumed in January 2014. From 2012 to 2014, Mr. McDonald was President of Oliver Wyman. Previously, Mr. McDonald was the Managing Partner of Oliver Wyman's Financial Services practice and has held a number of senior positions, including the Global head of the Corporate & Institutional Banking practice.

Mr. McDonald has 20 years of experience in financial services consulting. Before joining Oliver Wyman in 1995, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Alexander S. Moczarski, age 59, is President and Chief Executive Officer of Guy Carpenter. In addition, Mr. Moczarski is Chairman of Marsh & McLennan Companies International. In this role, Mr. Moczarski oversees the Company's international strategy, as well as its group of Country Corporate Officers located in regions around the world. Prior to being named Guy Carpenter CEO in April 2011, Mr. Moczarski was President and CEO of the International Division of Marsh. Previously, he was CEO of Marsh Inc.’s Europe, Middle East and Africa region. While at Marsh, Mr. Moczarski held several other roles, including President and CEO of the firm’s International Specialty Operations and Region Head for the Latin America and Caribbean Region. Before joining Marsh in 1993, Mr. Moczarski worked for AIG for nearly 15 years, most recently as CEO of the firm’s operations in Argentina and Chile.
Julio A. Portalatin, age 55, is President and Chief Executive Officer of Mercer. Prior to joining Mercer in February 2012, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG/Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions.
Peter Zaffino, age 48, is President and Chief Executive Officer of Marsh. Prior to being named Marsh CEO in 2011, Mr. Zaffino was President and Chief Executive Officer of Guy Carpenter, a position he assumed in early 2008. Previously, he was an Executive Vice President of Guy Carpenter and had held a number of senior positions, including Head of Guy Carpenter's U.S. Treaty Operations and Head of the firm's Global Specialty Practices. Mr. Zaffino has over 25 years of experience in the Insurance and Reinsurance industry. Prior to joining Guy Carpenter in 2001, he held several senior positions, most recently serving in an executive role with a GE Capital portfolio company.
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
The Company also posts on its website the following documents with respect to corporate governance:

•	Guidelines for Corporate Governance;

•	Code of Conduct, The Greater Good;

•	Procedures for Reporting Complaints and Concerns Regarding Accounting Matters; and

•	the charters of the Audit Committee, Compensation Committee, Corporate Responsibility Committee and Directors and Governance Committee of the Company’s Board of Directors.
All of the above documents are available in printed form to any Company stockholder upon request. The information on our website is not a part of, or incorporated by reference into, this report.
Item 1A.      Risk Factors
You should consider the risks described below in conjunction with the other information presented in this report. These risks have the potential to materially adversely affect the Company's business, results of operations or financial condition.

RISKS RELATING TO THE COMPANY GENERALLY
Legal and Regulatory Issues
We are subject to significant uninsured exposures arising from "errors and omissions" and similar claims.
Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, actuarial and other services, to corporate and public clients around the world. As a result of these activities, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty and similar claims, which we refer to collectively as "E&O claims". In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to adequately place coverage or notify insurers of potential claims on behalf of clients. In our Consulting segment, such claims include allegations of damages arising from our actuarial, consulting, investments, pension administration and other services, which frequently involve (1) assumptions and estimates concerning contingent future events, (2) drafting and interpretation of complex documentation governing pension plans, (3) calculating benefits within complex pension structures and (4) the provision of investment advice and management of client assets. Given the long-tail nature of professional liability claims, these matters often relate to services provided by the Company dating back many years. Such claims may seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant and subject us to liability for monetary damages, negative publicity and reputational harm and divert personnel and management resources. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
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
Further, and as more fully described in Note 15 to our consolidated financial statements included under Part II, Item 8 of this report, we are subject to legal proceedings, regulatory investigations and other contingencies other than E&O claims which, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.
We cannot guarantee that we are or will be in compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FCA in the United Kingdom and self-regulatory organizations such as FINRA, as further described above under Part I, Item 1 - Business (Regulation) of this report. The foreign and U.S. laws and regulations applicable to our operations are complex and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as import and export restrictions. As discussed in more detail below, they also include laws and regulations related to data privacy and cyber security.

We are subject to additional federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with the requirements of these laws and regulations, among others, may be costly and could adversely affect our business.
While we attempt to comply with all applicable laws and regulations, there can be no assurance that we, our employees, our consultants or our contractors are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business, results of operations or financial condition. In addition, these matters could have a material adverse effect on the Company by exposing us to negative publicity and reputational damage or by harming our client or employee relationships.
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
The method by which insurance intermediaries are compensated has received substantial scrutiny from regulators in the past because of the potential for conflicts of interest. The potential for conflicts of interest arises when an intermediary is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation that Marsh receives is in the form of retail commissions and fees. The amount of compensation that we receive from insurance companies, separate from retail commissions and fees, has increased significantly in the last several years. This compensation includes, among other things, payment for consulting and analytics services provided to insurers; administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions in parts of our operations. Future changes in the regulatory environment may impact our ability to collect these revenue streams. In addition, these revenues present potential regulatory, litigation and reputational risks that may arise from alleged conflicts of interest or allegations under antitrust, competition and other laws. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our client, insurer or other relationships.
Finally, government involvement in the insurance or reinsurance markets could displace insurance or reinsurance currently available from the private market and adversely affect our business, results of operations or financial condition.
Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputational harm, and could have a material adverse effect on our business.
We maintain confidential, personal and proprietary information relating to our company, our employees, our clients and their employees and other third parties. This information includes personally identifiable information, protected health information and financial information.
Confidential, personal and proprietary information is subject to the risk that it will be improperly disclosed or misused, either as a result of human error or improper action by employees, vendors or third parties, including through a cyberattack. The age of some of our technology, as well as the expansion of and increased use of mobile devices, online and "cloud"-based services and social media tools by employees, clients and third parties, and the speed at which information can be widely distributed, all contribute to an increased risk of intentional or unintentional distribution or misuse of such information. In addition, across our global operations, we have a significant number of third-party vendors who have direct access to our systems or receive a significant amount of confidential, personal or proprietary information from us. As a result, we are also at risk of a data incident involving a vendor, including due to the breakdown of a vendor’s data protection processes or a cyberattack on a vendor’s systems.
In many jurisdictions around the world, we are increasingly subject to new or changing laws, rules and regulations relating to the collection, use, transfer, retention, security and management of such information. These laws impose, among other things, restrictions on cross-border transfers, stringent operational requirements, breach notification obligations and, in some jurisdictions, significant penalties for non-compliance. These evolving laws and regulations impose significant technology and compliance costs on us. Our failure to adhere to legal or regulatory requirements in this area could result in legal liability or damage to our reputation, as well as the risks described elsewhere herein relating to our compliance systems and controls.
We have, to date, experienced data incidents involving confidential, personal and proprietary information, including breaches resulting from human error, as well as employees or vendors misusing such information and unauthorized persons gaining access to our systems. To date, these incidents have not had a material adverse effect on our business or operations. In the future, however, such incidents could disrupt our business, damage our reputation and subject us to significant legal liability. The costs associated with such incidents could be substantial and could exceed any coverage available under our insurance policies.
We engage in periodic testing and maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. However, our testing efforts may not discover all system deficiencies, and we may not be able to fully remediate any discovered deficiencies in a timely manner. Similarly, our policies, procedures and technical safeguards may be insufficient to prevent improper access to or disclosure or misuse of confidential, personal or proprietary information. We also may be unable to detect an incident, assess the severity or impact of an incident or appropriately respond to an incident in a timely manner.
Significant costs are involved with maintaining safeguards for our technology infrastructure. If we are unable to efficiently and effectively maintain and upgrade these safeguards, including in connection with the integration of acquisitions, we could incur unexpected costs and certain of our systems could become more vulnerable, which could have a material adverse effect on our business.
Improper access to or use or disclosure of confidential, personal or proprietary information could harm our reputation and subject us to liability under our contracts, as well as under existing or future laws, rules and regulations, resulting in increased legal and other costs, harm to our reputation and disruption of our business.
Financial Risks
Our pension obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
The Company has significant pension obligations to its current and former employees, totaling approximately $15.9 billion, and related plan assets of approximately $14.9 billion, at December 31, 2014. The Company's policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans. In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ from measurements under U.S. GAAP. In the U.K., for example, contributions to defined benefit pension plans are based on statutory requirements and are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This negotiation process is governed by U.K. pension regulations. Certain of the assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP.
During 2014, the Company contributed $25 million to its U.S. pension plans and $156 million to its
non-U.S. pension plans. The calculations relating to our defined benefit pension plans are complex. As indicated in Note 8 to our consolidated financial statements, pension plan assets and liabilities, periodic pension expense and future funding amounts are impacted by future asset performance, the assumed interest rates we use to discount our pension liabilities, rates of inflation, mortality assumptions and other variables. Given the magnitude of our worldwide pension plans, variations in or reassessment of the preceding factors or potential miscalculations relating to our defined benefit pension plans could cause significant fluctuation from year to year in our earnings and cash flow, as well as our pension plan assets, liabilities and equity, and may result in increased levels of contributions to our pension plans.
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
Our cash investments, including those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the difficulties faced by financial institution counterparties. If the banking system or the fixed income, credit or equity markets deteriorate, the value and liquidity of our investments could be adversely affected.
Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.
We are subject to exchange rate movement because some of our subsidiaries receive revenue other than in their functional currencies and because we must translate the financial results of our foreign subsidiaries into U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, our Risk and Insurance Services operations generate revenue in a number of different currencies, but expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the profits of our operations. Because the non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue, exchange rate movement could have a significant impact on our business, financial condition, results of operations or cash flow. For additional discussion, see "Market Risk and Credit Risk–Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
Increased counterparty risk, changes in interest rates and other market developments could reduce the value of our investment portfolio and adversely affect our financial results.
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
We are a holding company and may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders and for corporate expenses. In the event our operating subsidiaries are unable to pay sufficient dividends and make other payments to the Company, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.
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
Currently, the Company's senior debt is rated Baa1 by Moody's and A- by S&P. The ratings from both Moody's and S&P currently carry a Stable outlook.
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
We do business worldwide. In 2014, 55% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees are located outside the United States. We expect to expand our non-U.S. operations further.
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

•
potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, local laws prohibiting corrupt payments to governmental officials, as well as import and export restrictions;

•	limitations or restrictions that foreign or U.S. legislative bodies or regulators may impose on the products or services we sell or the methods by which we sell our products and services;

•	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	the length of payment cycles and potential difficulties in collecting accounts receivable;

•	engaging and relying on third parties to perform services on behalf of the Company; and

•	potential difficulties in monitoring employees in geographically dispersed locations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, that could have a material adverse effect on our business.
Our operations are dependent upon our ability to protect our technology infrastructure against damage from events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.
Competitive Risks
Each of the Company's businesses operates in a highly competitive environment. If we fail to compete effectively against our competitors, some of which have lower effective tax rates, our business, results of operations and financial condition will be impacted adversely.
As a global professional services firm, the Company faces acute and continuous competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors and our customers' ability to self-insure or utilize internal resources instead of consultants. If we are unable to respond successfully to the competition we face, our business, results of operations and financial condition will be adversely impacted.
In addition, given the global breadth of our operations, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the United States. Funds from the Company's operating subsidiaries located outside the U.S. are regularly repatriated to the United States out of annual earnings to pay dividends to stockholders, fund share repurchases and for other corporate purposes. The Company's consolidated tax rate is higher than a number of its key competitors that are domiciled outside the United States where corporate tax rates are lower than the U.S. statutory tax rate. The higher consolidated tax rate at which our earnings are taxed could have an adverse impact on our ability to compete with a number of our competitors.
In our Risk and Insurance Services segment, in addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete intensely against a wide range of other insurance and reinsurance brokerage firms that operate on a global, regional, national or local scale for both client business and employee talent. We compete as well with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services. This competition is intensified by an industry trend toward a “syndicated” or “distributed” approach to the purchase of insurance and reinsurance brokerage services, whereby a client engages multiple brokers to service different portions of the client's account.
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
Across all of our businesses, our colleagues are critical to developing and retaining the client relationships performing the service on which our revenues depend. It is therefore important for us to retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent in all of our businesses and the general mobility of professionals in our businesses.
Losing employees who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which could adversely affect our results of operations. And, subject to applicable restrictive covenants, if any of our key professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.
Our businesses face rapid technological changes and our failure to adequately anticipate or respond to these changes or to successfully implement strategic initiatives to address them could adversely affect our business and results of operations.
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
We have a history of making acquisitions, including a total of 71 acquisitions in the period 2009-2014 for aggregate purchase consideration of $3.0 billion. We have also exited various businesses, including the sale of Kroll in 2010. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete with favorable results the transactions we decide to pursue.
While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the assumption of unanticipated liabilities and contingencies; difficulties in integrating acquired businesses; and the inability of acquired businesses to achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. As of December 31, 2014, the

Company's consolidated balance sheet reflected $7.9 billion of goodwill and intangible assets, representing approximately 44% of the Company's total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $5.6 billion and Consulting, $2.3 billion. Given the significant size of the Company's goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
When we dispose of businesses, we are subject to the risk, contractually agreed or otherwise, of post-transaction liabilities. For example, as described in Note 15 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to Kroll.
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 54% of the Company's total revenue in 2014. Our business in this segment is subject to particular risks.
Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.
Demand for many types of insurance and reinsurance generally rises or falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would inhibit our ability to generate commission revenue. Also, the insurance they seek to obtain through us may be impacted by changes in their assets, property values, sales or number of employees, which may reduce our commission revenue, and they may decide not to purchase our risk advisory services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the market place.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to “self-insure,” the use of so-called “captive” insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurances Services segment depends in part on our ability to be compensated, not only for insurance and reinsurance transactions, but also for the increasing analytical services and advice that we provide. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 46% of our total revenue in 2014. Our businesses in this segment are subject to particular risks.
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
Some segments of Mercer's investments business generate fees based upon the amount of client assets to which Mercer provides services across multiple asset classes. As such, significant and negative movements in global markets may reduce revenue generated by asset-based fees.
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
Our profitability may decline if we are unable to achieve or maintain adequate utilization and pricing rates for our consultants.
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
If the utilization rate for our consulting professionals declines, our profit margin and profitability could decline.
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
If we are unable to achieve and maintain adequate billing rates for our services, our profit margin and profitability could decline.

Item 1B.      Unresolved Staff Comments.
There are no unresolved comments to be reported pursuant to Item 1B.
Item 2.      Properties.
Marsh & McLennan Companies maintains its corporate headquarters in New York City. We also maintain other offices around the world, primarily in leased space. In certain circumstances we may have space that we sublet to third parties, depending upon our needs in particular locations.
Marsh & McLennan Companies and certain of its subsidiaries own, directly and indirectly through special purpose subsidiaries, a 58% condominium interest covering approximately 900,000 square feet of office space in a 44-story building in New York City. This real estate serves as the Company's headquarters and is occupied primarily by the Company and its subsidiaries for general corporate use. The remaining condominium interests in this property are owned by unaffiliated third parties. The Company’s owned interest is financed by a 30-year loan that is non-recourse to the Company (except in the event of certain prohibited actions) and secured by a first mortgage lien on the condominium interest and a first priority assignment of leases and rents. In the event (1) the Company is downgraded below B (stable outlook) by S&P or Fitch or B2 (stable outlook) by Moody’s or (2) an event of default under the loan has occurred and is continuing, the Company would be obligated to pay rent for the entire occupancy of the mortgaged property, which would, in effect, pay the mortgage.
Item 3.      Legal Proceedings.
Information regarding legal proceedings is set forth in Note 15 to the consolidated financial statements appearing under Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.
Item 4.      Mine Safety Disclosures.
Not applicable.

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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2014 and 2013 and each quarterly period thereof:

	2014 Stock Price Range		2013 Stock Price Range
	High	Low	High	Low
First Quarter	$50.48	$44.25	$38.00	$34.43
Second Quarter	$52.39	$46.78	$41.68	$37.00
Third Quarter	$53.64	$50.09	$44.63	$39.96
Fourth Quarter	$58.74	$48.66	$48.56	$41.98
Full Year	$58.74	$44.25	$48.56	$34.43
On February 20, 2015, the closing price of the Company’s common stock on the NYSE was $57.13.
In May 2014, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased 3.7 million shares of its common stock for $200 million during the fourth quarter of 2014, resulting in full year 2014 repurchases of 15.5 million shares for $800 million. The Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $1.3 billion. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2014	2,057,060	$50.7992	2,057,060	$1,442,745,805
Nov 1-30, 2014	943,849	$55.9787	943,849	$1,389,910,365
Dec 1-31, 2014	744,094	$57.3364	744,094	$1,347,246,694
Total Q4 2014	3,745,003	$53.4035	3,745,003	$1,347,246,694

Item 6.      Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2014	2013	2012	2011	2010
Revenue	$12,951	$12,261	$11,924	$11,526	$10,550
Expense:
Compensation and Benefits	7,515	7,226	7,134	6,969	6,465
Other Operating Expenses	3,135	2,958	2,961	2,919	3,146
Operating Expenses	10,650	10,184	10,095	9,888	9,611
Operating Income (a)	2,301	2,077	1,829	1,638	939
Interest Income	21	18	24	28	20
Interest Expense	(165)	(167)	(181)	(199)	(233)
Cost of Extinguishment of Debt	(137)	(24)	—	(72)	—
Investment Income	37	69	24	9	43
Income Before Income Taxes	2,057	1,973	1,696	1,404	769
Income Tax Expense	586	594	492	422	204
Income From Continuing Operations	1,471	1,379	1,204	982	565
Discontinued Operations, Net of Tax	26	6	(3)	33	306
Net Income Before Non-Controlling Interests	1,497	1,385	1,201	1,015	871
Less: Net Income Attributable to Non-Controlling Interests	32	28	25	22	16
Net Income Attributable to the Company	$1,465	$1,357	$1,176	$993	$855
Basic Net Income Per Share Information:
Income From Continuing Operations	$2.64	$2.46	$2.16	$1.76	$1.01
Income From Discontinued Operations	0.05	0.01	—	0.06	0.55
Net Income Attributable to the Company	$2.69	$2.47	$2.16	$1.82	$1.56
Average Number of Shares Outstanding	545	549	544	542	540
Diluted Income Per Share Information:
Income From Continuing Operations	$2.61	$2.42	$2.13	$1.73	$1.00
Discontinued Operations, net of tax per share	0.04	0.01	—	0.06	0.55
Net Income Attributable to the Company	$2.65	$2.43	$2.13	$1.79	$1.55
Average Number of Shares Outstanding	553	558	552	551	544
Dividends Paid Per Share	$1.06	$0.96	$0.90	$0.86	$0.81
Return on Average Equity	19%	19%	19%	16%	14%
Year-end Financial Position:
Working capital	$2,350	$2,491	$2,399	$1,909	$2,171
Total assets	$17,840	$16,980	$16,288	$15,454	$15,310
Long-term debt	$3,376	$2,621	$2,658	$2,668	$3,026
Total equity	$7,133	$7,975	$6,606	$5,940	$6,415
Total shares outstanding (net of treasury shares)	540	547	545	539	541
Other Information:
Number of employees	57,000	55,000	54,000	52,000	51,000
Stock price ranges—
U.S. exchanges — High	$58.74	$48.56	$35.78	$32.00	$27.50
— Low	$44.25	$34.43	$30.69	$25.29	$20.21

(a)	Includes the impact of net restructuring costs of $12 million, $22 million, $78 million, $51 million, and $141 million in 2014, 2013, 2012, 2011, and 2010, respectively.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this report, for discussion of significant items affecting our results of operations in 2014, 2013 and 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and Subsidiaries (the “Company”) is a global professional services firm offering clients advice and solutions in risk, strategy and people. It is the parent company of a number of the world’s leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisors; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 57,000 employees worldwide and annual revenue of approximately $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. We conduct business in this segment through Marsh and Guy Carpenter.

•
Consulting includes Health, Retirement, Talent and Investments consulting services and products, and specialized management, economic and brand consulting services. We conduct business in this segment through Mercer and Oliver Wyman Group.

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
Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2014	2013	2012
Revenue	$12,951	$12,261	$11,924
Expense
Compensation and Benefits	7,515	7,226	7,134
Other Operating Expenses	3,135	2,958	2,961
Operating Expenses	10,650	10,184	10,095
Operating Income	$2,301	$2,077	$1,829
Income from Continuing Operations	$1,471	$1,379	$1,204
Discontinued Operations, Net of Tax	26	6	(3)
Net Income Before Non-Controlling Interests	$1,497	$1,385	$1,201
Net Income Attributable to the Company	$1,465	$1,357	$1,176
Net Income from Continuing Operations Per Share:
Basic	$2.64	$2.46	$2.16
Diluted	$2.61	$2.42	$2.13
Net Income Per Share Attributable to the Company:
Basic	$2.69	$2.47	$2.16
Diluted	$2.65	$2.43	$2.13
Average number of shares outstanding:
Basic	545	549	544
Diluted	553	558	552
Shares outstanding at December 31,	540	547	545

Consolidated operating income increased 11% to $2.3 billion in 2014 compared with $2.1 billion in 2013. This reflects the combined impact of a 6% increase in revenue and a 5% increase in expense.
Risk and Insurance Services operating income increased $88 million or 6% in 2014 compared with 2013. Revenue increased 5%, or 3% on an underlying basis, to $6.9 billion in 2014, reflecting underlying revenue growth of 4% at Marsh and 2% at Guy Carpenter, while expenses increased 5%, or 3% on an underlying basis.
Consulting operating income increased $151 million or 18% to $996 million in 2014 compared with 2013, reflecting a 6% increase in revenue and a 4% increase in expense. Mercer and Oliver Wyman recorded underlying revenue growth of 3% and 15%, respectively, in 2014 as compared to 2013.
The Company recorded expenses related to the early extinguishment of debt of $137 million in 2014 and $24 million in 2013.
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
Consolidated net income attributable to the Company was $1.5 billion in 2014, compared with $1.4 billion in 2013 and $1.2 billion in 2012.

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

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2014	2013	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,753	$5,438	6%	(1)%	3%	4%
Guy Carpenter	1,154	1,131	2%	—	1%	2%
Subtotal	6,907	6,569	5%	(1)%	3%	4%
Fiduciary Interest Income	24	27
Total Risk and Insurance Services	6,931	6,596	5%	(1)%	3%	3%
Consulting
Mercer	4,350	4,241	3%	(1)%	—	3%
Oliver Wyman Group	1,709	1,460	17%	—	2%	15%
Total Consulting	6,059	5,701	6%	(1)%	—	6%
Corporate/Eliminations	(39)	(36)
Total Revenue	$12,951	$12,261	6%	(1)%	2%	5%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2014	2013	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,980	$1,902	4%	—	1%	3%
Asia Pacific	683	659	4%	(4)%	—	7%
Latin America	413	392	5%	(10)%	6%	10%
Total International	3,076	2,953	4%	(2)%	1%	5%
U.S. / Canada	2,677	2,485	8%	(1)%	6%	3%
Total Marsh	$5,753	$5,438	6%	(1)%	3%	4%
Mercer:
Health	$1,553	$1,511	3%	(1)%	—	3%
Retirement	1,375	1,344	2%	—	—	2%
Investments	836	780	7%	(3)%	1%	9%
Talent	586	606	(3)%	(2)%	—	(1)%
Total Mercer	$4,350	$4,241	3%	(1)%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2013	2012	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,438	$5,232	4%	(1)%	2%	3%
Guy Carpenter	1,131	1,079	5%	(1)%	1%	5%
Subtotal	6,569	6,311	4%	(1)%	2%	4%
Fiduciary Interest Income	27	39
Total Risk and Insurance Services	6,596	6,350	4%	(1)%	2%	3%
Consulting
Mercer	4,241	4,147	2%	(1)%	—	4%
Oliver Wyman Group	1,460	1,466	—	1%	—	(1)%
Total Consulting	5,701	5,613	2%	(1)%	—	2%
Corporate /Eliminations	(36)	(39)
Total Revenue	$12,261	$11,924	3%	(1)%	1%	3%
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2013	2012	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,902	$1,860	2%	—	—	3%
Asia Pacific	659	656	—	(5)%	—	5%
Latin America	392	353	11%	(9)%	7%	13%
Total International	2,953	2,869	3%	(2)%	1%	4%
U.S. / Canada	2,485	2,363	5%	—	4%	2%
Total Marsh	$5,438	$5,232	4%	(1)%	2%	3%
Mercer:
Health	$1,511	$1,412	7%	—	1%	6%
Retirement	1,344	1,396	(4)%	—	(4)%	1%
Investments	780	735	6%	(3)%	1%	9%
Talent	606	604	—	(2)%	4%	(1)%
Total Mercer	$4,241	$4,147	2%	(1)%	—	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue of $13 billion in 2014 increased 6%, or 5% on an underlying basis, compared with $12.3 billion in 2013. Revenue in the Risk and Insurance Services segment increased 5% in 2014 compared with 2013, or 3% on an underlying basis, with underlying revenue growth of 4% at Marsh and 2% at Guy Carpenter. The Consulting segment's revenue increased 6% on both a reported and underlying basis. On an underlying basis, Mercer's revenue was up 3% in 2014 compared with 2013, while revenue of the Oliver Wyman Group increased 15%.

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
Operating Expense
Consolidated operating expenses increased 5% in 2014 compared with the same period in 2013 on a reported basis and 4% on an underlying basis. The increase in underlying expenses primarily reflects higher incentive compensation, facilities and software amortization costs, partly offset by lower pension costs.
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

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2014	2013	2012
Revenue	$6,931	$6,596	$6,350
Compensation and Benefits	3,781	3,618	3,502
Other Operating Expenses	1,641	1,557	1,514
Operating Expenses	5,422	5,175	5,016
Operating Income	$1,509	$1,421	$1,334
Operating Income Margin	21.8%	21.5%	21.0%
Revenue
Revenue in the Risk and Insurance Services segment increased 5%, or 3% on an underlying basis, in 2014 compared with 2013.
In Marsh, revenue grew to $5.8 billion or 6% in 2014 as compared to 2013, reflecting a 4% increase on an underlying basis and a 3% increase from acquisitions, partly offset by a 1% decrease resulting from the impact of foreign currency translation. The underlying revenue increase reflects growth in all major geographies driven by strong new business, particularly in countries such as the U.S., Canada, and the U.K., as well as in Africa. International operations had underlying revenue growth of 5% reflecting increases of 10% in Latin America, 7% in Asia Pacific and 3% in EMEA, while U.S. / Canada increased 3%.
Guy Carpenter’s revenue increased 2% to $1.2 billion in 2014 compared with 2013 on both a reported and an underlying basis, reflecting growth across the U.S., U.K. Facultative, Asia and Global Specialties such as Aviation and Marine.
Fiduciary interest income was $24 million in 2014 compared to $27 million in 2013 due to lower average invested funds combined with lower interest rates.
The Risk and Insurance segment completed fifteen acquisitions during 2014.

•
January - Marsh & McLennan Agency ("MMA") acquired Barney & Barney, LLC, a San Diego-based insurance broking firm that provides insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. and abroad, Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a surety bonding agency based in North Carolina.

•
February - Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors.

•	March - MMA acquired Capstone Insurance Services, LLC, an agency that provides property-casualty insurance and risk management solutions to businesses and individuals throughout South Carolina.

•
May - MMA acquired Kinker-Eveleigh Insurance Agency, an Ohio-based agency specializing in property-casualty and employee benefits solutions, VISICOR, a full-service employee benefits brokerage and consulting firm based in Texas and Senn Dunn Insurance, a full service insurance brokerage located in North Carolina.

•	August - Marsh acquired Seguros Morrice y Urrutia S.A., an insurance broker based in Panama City, Panama.

•	September - Marsh acquired Kocisko Insurance Brokers, Inc., a full service commercial insurance brokerage located in Montreal, Quebec.

•	October - MMA acquired NuWest Insurance Services, Inc., a California-based property-casualty agency.

•	November - Marsh acquired Torrent Technologies, Inc., a Montana-based flood insurance specialist.

•	December - Marsh acquired Seafire Insurance Services, LLC, a Kansas-based managing general underwriter, and Trade Insure NV, a leading distributor of credit insurance policies in Belgium, and

MMA acquired The Benefit Planning Group, Inc., a North Carolina-based employee benefit consulting firm.
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
Guy Carpenter’s revenue increased 5% to $1.1 billion in 2013 compared with 2012, or 5% on an underlying basis, reflecting growth across North America, International, Global Specialties and U.K. Facultative.
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
Expense
Expenses in the Risk and Insurance Services segment increased 5% on a reported basis and 3% on an underlying basis in 2014 compared with 2013. The increase in expenses on an underlying basis is primarily due to higher base salaries, incentive compensation, facilities and intangible asset amortization expenses, partly offset by lower pension costs.
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
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s delegated investment management business and certain of Mercer’s defined contribution administration services consists principally of fees based on assets under management and/or administration.

Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also affected by competition due to the introduction of new products and services, broad trends in employee demographics, including levels of employment, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of investment management services and retirement trust and administrative services are significantly affected by the level of assets under management and securities market performance.
Reimbursable expenses incurred by professional staff in the generation of revenue and sub-advisory fees incurred by the majority of funds are included on a gross basis in the investment management business in revenue and the related expenses are included in other operating expenses.
The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2014	2013	2012
Revenue	$6,059	$5,701	$5,613
Compensation and Benefits	3,398	3,269	3,298
Other Operating Expenses	1,665	1,587	1,623
Operating Expenses	5,063	4,856	4,921
Operating Income	$996	$845	$692
Operating Income Margin	16.4%	14.8%	12.3%
Revenue
Consulting revenue in 2014 increased 6% on both a reported and underlying basis as compared to 2013. Mercer’s revenue was $4.4 billion in 2014, an increase of 3% on both a reported and underlying basis, partly offset by a 1% decrease due to the impact of foreign currency translation. The underlying revenue growth reflects an increase in Investments of 9%, Health of 3% and Retirement of 2%, partly offset by a decrease in Talent of 1%. Oliver Wyman’s revenue increased 17% in 2014 compared to 2013, or 15% on an underlying basis, as all industry sectors contributed to this growth. On a geographic basis, the revenue growth was attributable to both North America and Europe.
The Consulting segment completed six acquisitions during 2014.

•	February - Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance.

•	September - Oliver Wyman acquired Bonfire Communications, an agency specializing in employee engagement and internal communications based in San Francisco, California.

•
November - Mercer acquired AUSREM, a remuneration research and workforce consulting specialist based in Australia, and Jeitosa Group International, a global HR business consultancy and IT systems integration firm.

•
December - Mercer acquired Denarius, a compensation and benefits survey and information products consulting firm based in Chile, and Oliver Wyman acquired OC&C Strategy Consultants (Boston) LLC (part of the OC&C network) a Boston-based consulting firm specializing in the business media, information services and education sectors.

During 2014, Mercer acquired a 34% stake in South Africa-based Alexander Forbes Group Holding Limited (“Alexander Forbes”) becoming a strategic shareholder after Alexander Forbes successfully launched an initial public offering. The Company’s investment in Alexander Forbes is accounted for using the equity method of accounting and is included in other assets in the consolidated balance sheet.
Consulting revenue in 2013 increased 2% compared with 2012 on both a reported and underlying basis. Mercer’s revenue was $4.2 billion in 2013, an increase of 2% reflecting a 4% increase in underlying revenue, partly offset by a 1% decrease due to the impact of foreign currency translation. The underlying revenue growth was primarily driven by Health and Investments, which increased 6% and 9%, respectively. Oliver Wyman’s revenue was flat in 2013 compared to 2012, as a 1% decrease in underlying revenue was offset by a 1% increase due to the impact of foreign currency translation.

The Consulting segment completed two acquisitions during 2013.

•	July - Oliver Wyman acquired Corven, a U.K.-based management consultancy firm.

•	August - Mercer acquired Global Remuneration Solutions, a market leading compensation consulting firm based in South Africa.
Expense
Consulting expenses in 2014 increased 4% on both a reported and underlying basis compared to 2013. This increase reflects the impact of higher incentive compensation costs, partly offset by lower pension costs.
Consulting expenses in 2013 decreased 1% on both a reported and underlying basis compared to 2012. This decrease reflects the impact of lower restructuring costs and continued strong expense control.
Corporate and Other
Corporate expenses in 2014 were $204 million compared to $190 million in 2013. The increase is primarily due to corporate initiatives, which include strengthening cyber security protections, expenses related to strategic investments and corporate transformation efforts, primarily within the HR and Finance functions.
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
On December 31, 2014, an agreement was reached between Putnam and the Massachusetts Department of Revenue ("DOR") regarding a tax dispute, which was covered under the indemnity agreement discussed above. The December 2014 agreement was subject to certain approvals, which included the State Attorney General and the Commissioner of the DOR. In January 2015, all necessary approvals were received, the agreement was executed and the tax was paid. Concurrently, Putnam and the Company executed a settlement agreement to resolve all remaining matters under the indemnity agreement. The Company recorded a gain, net of federal tax, of approximately $28 million in 2014 related to the settlement with Putnam.
Discontinued operations in 2013 includes estimated costs covered under the indemnity related to the Kroll sale as well as tax indemnities related to the Putnam sale.
Summarized Statements of Income data for discontinued operations are as follows:

For the Years Ended December 31, (In millions of dollars, except per share figures)	2014	2013	2012
Income (loss) from discontinued operations, net of tax	$—	$—	$—
Disposals of discontinued operations	42	(4)	(2)
Income tax (credit) expense	16	(10)	1
Disposals of discontinued operations, net of tax	26	6	(3)
Discontinued operations, net of tax	$26	$6	$(3)
Discontinued operations, net of tax per share
—Basic	$0.05	$0.01	$—
—Diluted	$0.04	$0.01	$—

Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $21 million in 2014 compared with $18 million in 2013. The increase in interest income is due to a higher level of invested funds, partly offset by lower effective interest rates. Interest expense was $165 million in 2014 compared with $167 million in 2013.
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
Cost of Extinguishment of Debt
In October 2014, the Company redeemed $230 million of its 2015 notes and $400 million of its 2019 notes. The Company acquired the notes at market value plus a make-whole premium based on the terms of the original indenture, which exceeded the carrying value of the notes and resulted in a cost of $137 million in the fourth quarter of 2014.
In October 2013, the Company redeemed $250 million of its 2015 Notes. The Company acquired the notes at market value plus a make-whole premium based on the terms of the original indenture, which exceeded the carrying value of the notes and resulted in a cost of approximately $24 million in the fourth quarter of 2013.
Investment Income
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $37 million and $69 million in 2014 and 2013, respectively. In 2014, the Company recorded gains of $31 million related to our general partner carried interest from Trident III no longer subject to claw-back and gains of $6 million primarily related to investments in private equity funds. In 2013, the Company recorded gains of $41 million related to its general partner carried interest from Trident III, $22 million of gains related to its investment in Trident II and $6 million primarily related to investments in private equity funds. At December 31, 2014 and 2013, the Company had deferred performance fees of approximately $16 million and $38 million, respectively, related to Trident III. The timing of recognition of the remaining deferred performance fees is unknown and is not controlled by the Company.
In 2013, investment income was $69 million compared with $24 million in 2012. This increase was primarily due to $41 million of performance fees from Trident III. In addition, 2012 results included an impairment loss on a debt security of $8 million.
Income Taxes
The Company's consolidated effective tax rate was 28.5%, 30.1% and 29.0% in 2014, 2013 and 2012, respectively. The tax rate in each year reflects foreign operations which are taxed at rates lower than the U.S. statutory tax rate. The lower effective tax rate attributed to the Company's foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S., net of the U.S. tax impact from repatriating foreign earnings. In 2014, pre-tax income in the U.K., Canada, Australia, Germany and Bermuda accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 21%, 26%, 29%, 28% and 1%, respectively. Under current U.S. tax law, the Company anticipates its non-U.S. operations will continue to incur taxes at rates below the U.S. federal tax rate of 35%. The Company's U.S. revenue over the past three years has been approximately 45% of total revenue, while over that period the pre-tax income from U.S. locations varied from 15% to 23% of total pre-tax income.

As a U.S.-domiciled parent holding company, Marsh & McLennan Companies, Inc. is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States.
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
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. Tax liabilities are determined and assessed jurisdictionally by legal entity or filing group. Certain taxing jurisdictions allow or require combined or consolidated tax filings. The Company assessed the realizability of its deferred tax assets and considered all available evidence, including the existence of a recent history of losses, placing particular weight on evidence that could be objectively verified. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized.
Changes in tax laws or tax rulings could have a significant impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on the effective tax rate.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2014, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes $179 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future. During 2014, the Company recorded foreign currency translation adjustments which reduced net equity by $515 million. Continued strengthening of the U.S. dollar against foreign currencies would further reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.

Operating Cash Flows
The Company generated $2.1 billion of cash from operations in 2014, compared with $1.3 billion in 2013. These amounts reflect the net income reported by the Company during those periods, excluding gains or losses from investments, cost of extinguishment of debt and the disposition of businesses, adjusted for non-cash charges such as depreciation and amortization and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets. Approximately half of this increase is due to lower pension contributions in 2014 as compared to 2013, which is further discussed below.
Pension Related Items
During 2014, the Company contributed $25 million to its U.S. pension plans and $156 million to non-U.S. pension plans. In 2013, the Company contributed $26 million to U.S. plans and $620 million to non-U.S. plans, which included contributions of $250 million to pre-fund all of the 2014, and a substantial portion of the 2015 deficit funding contributions for the U.K. plans and a discretionary contribution of $70 million to the Canadian plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. The pension stabilization provisions included in the "Moving Ahead for Progress in the 21st Century Act", enacted on July 6, 2012, changed the methodology for determining the discount rate used for calculating plan liabilities under ERISA, which determines, in part, the funding requirements. After considering the impact of the pension funding stabilization provisions discussed above, the Company made a $0.2 million contribution to its tax-qualified U.S. pension plan in the first quarter of 2014. There currently is no ERISA funding requirement for the U.S. qualified plan for 2015. The Company expects to fund approximately $25 million to its non-qualified U.S. pension plans in 2015.
The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 83% of non-U.S. plan assets. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., contributions to defined benefit pension plans are based on statutory requirements and are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This negotiation process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. In March 2014, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2012. The funding level is subject to re-assessment, in most cases on November 1st of each year. If the funding level on November 1st has sufficiently improved, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, the Company has agreed to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
As a result of the significant improvement in funded status during 2013, which included the $250 million deficit pre-funding contribution discussed above, no additional deficit recovery contributions were required in 2014. Based on the funding test carried out at November 1, 2014, Company contributions to the U.K. plans in 2015 are expected to be $54 million. The U.K. employers also contribute an expense allowance each year of approximately $9 million.
In the aggregate, the Company expects to contribute approximately $169 million to its non-U.S. defined benefit plans in 2015, comprising approximately $106 million to plans outside of the U.K. and $63 million to the U.K. plans.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.

After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and replaced those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans and, as required under U.S. GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the Projected Benefit Obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 were based on a weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was largely offset by the cost of a transition benefit to certain employees most impacted by the amendment.
The year-over-year change in the funded status of the Company's pension plans is impacted by the variance between actual and assumed results, particularly with regard to return on assets and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.7 billion and $3.2 billion at December 31, 2014 for the U.S. plans and non-U.S. plans, respectively, compared with $1.0 billion and $3.0 billion at December 31, 2013. The increase is primarily due to the impact of decreases in the discount rates, partly offset by actual returns on plan assets in 2014 that were higher than the estimated long-term rate of return on plan assets. In the past several years, the amount of actuarial losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities decreased in both the U.S. and the U.K. (the Company's two largest plans) in 2014 after increasing in 2013 for the first time in four years. Prior to 2013, the discount rate decreased in each of the four years from 2009 to 2012. At the end of 2009, the weighted average discount rate for all plans was 6.0%, declining to 5.6%, 4.9% and 4.4% at the end of 2010, 2011 and 2012, respectively. In 2013, the weighted average discount rate increased to 4.8%, and in 2014, it decreased to 3.8%. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2014, the Company's defined benefit pension plan assets had actual returns of 9.8% and 19.4% in the U.S. and U.K., respectively. During 2013, the Company's defined benefit pension plan assets had actual returns of 12.6%, and 8.6% in the U.S. and U.K., respectively; and in 2012, the actual returns were 14.1% in the U.S. and 9.8% in the U.K. In 2013, both the increase in the discount rate and actual asset returns that were higher than the assumed rates of return contributed to actuarial gains. In 2012, actuarial losses resulting from declines in the discount rate were partly offset by actual asset returns which exceeded the assumed rate of return.
Overall, based on the measurement at December 31, 2014, expenses related to the Company’s defined benefit pension are expected to increase in 2015 by approximately $115 million. This is being driven by an increase of approximately $80 million in U.S. plans and by an increase of $35 million in non-U.S. plans. The increase in the expected pension expense results primarily from a decrease in the discount rates used to measure plan liabilities and lower pension expense in 2014 as a result of recording the curtailment gain in 2014, partly offset by the impact of an increase in plan assets at the end of 2014 resulting from investment returns.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
The Company plans to implement changes to its post-65 retiree medical plan in 2015. The impact of the plan amendment will be recognized when the terms of the amendment are finalized and communicated to impacted employees.

Financing Cash Flows
Net cash used for financing activities was $961 million in 2014 compared with $834 million of net cash used for financing activities in 2013.
Debt
The Company increased outstanding debt by approximately $432 million in 2014 and $37 million in 2013.
In September 2014, the Company issued $300 million of 2.35% five-year senior notes and $500 million of 3.50% 10.5-year senior notes. In October 2014, a significant portion of the net proceeds of this offering was used to redeem $630 million of debt, including $230 million of 5.75% senior notes due in September 2015 and $400 million of 9.25% senior notes due in 2019. Total cash outflow related to this transaction was approximately $765 million, including a $137 million cost for early redemption, which is reflected as a charge in the consolidated statements of income in the fourth quarter of 2014.
During the second quarter of 2014, the Company issued $600 million of 3.5% ten-year senior notes. A portion of the net proceeds of this offering was used for general corporate purposes as well as the repayment of $320 million of 5.375% senior notes that matured in July 2014.
In September 2013, the Company issued $250 million of 2.55% five-year senior notes and $250 million of 4.05% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included a partial redemption of $250 million of the outstanding principal amount of the existing 5.75% senior notes due 2015. The redemption settled in October 2013 with a total cash outflow of approximately $275 million, including a $24 million cost for early redemption.
During the first quarter of 2013, the Company used cash to repay its 4.85% fixed rate $250 million senior notes that matured.
During the first quarter of 2012, the Company repaid its 6.25% fixed rate $250 million senior notes that matured. The Company used proceeds from the issuance of 2.3% five-year $250 million senior notes in the first quarter to repay the maturing notes.
Acquisitions
During 2014, the Company paid $42 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments that is reflected as a financing activity is $30 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $12 million in 2014, are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $207 million for acquisitions completed in 2014 and in prior years are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2014. The Company paid deferred purchase consideration related to prior years' acquisitions of $25 million, $15 million and $59 million for the years ended December 31, 2014, 2013 and 2012, respectively. Remaining deferred cash payments of approximately $96 million are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2014.
The Company paid $17 million in 2013 and $30 million in 2012 of contingent payments related to acquisitions made in prior periods.
Credit Facilities
On March 27, 2014, the Company and certain of its foreign subsidiaries amended the $1.0 billion facility, discussed below, into a new $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2014.
The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.
In December 2012, the Company closed on a $50 million, 3-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at December 31, 2014.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $260 million at December 31, 2014 and $282 million at December 31, 2013. There was $0.6 million outstanding borrowings under these facilities at December 31, 2014 and $1 million outstanding borrowings under these facilities at December 31, 2013.
Share Repurchases
In May 2014, the Board of Directors increased the amount of the Company's share repurchase program to $2 billion. During 2014, the Company repurchased 15.5 million shares of its common stock for total consideration of $800 million at an average price per share of $51.44. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.3 billion. There is no time limit on this authorization. During 2013, the Company repurchased approximately 13.2 million shares of its common stock for total consideration of $550 million at an average price per share of $41.76.
Dividends
The Company paid total dividends of $582 million in 2014 ($1.06 per share), $533 million in 2013 ($0.96 per share) and $497 million in 2012 ($0.90 per share).
Investing Cash Flows
Net cash used for investing activities amounted to $1.2 billion in 2014 compared with $446 million used for investing activities in 2013.
The Company made 21 acquisitions in 2014. Cash used for these acquisitions, net of cash acquired, was $554 million.
On June 23, 2014, Mercer entered into a definitive agreement to acquire a 34% stake in South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes"), becoming a strategic shareholder after Alexander Forbes successfully launched an initial public offering. Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. On July 24, 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $137 million and in October 2014, the Company paid approximately $166 million for the remaining 19.1%, which is included in other assets in the consolidated balance sheet. The investment in Alexander Forbes is accounted for using the equity method.
The Company made eight acquisitions in 2013. Cash used for these acquisitions, net of cash acquired was $125 million. In addition, in 2013, the Company paid $2 million for the purchase of other intangible assets.
The Company received proceeds from distributions on its Investment in Trident II of $100 million and $35 million in 2013 and 2012, respectively. Trident II has now fully harvested all its portfolio investments and final distributions were made to partners during the fourth quarter of 2013.
The Company’s additions to fixed assets and capitalized software, which amounted to $368 million in 2014 and $401 million in 2013, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $60 million in two private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2014:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$11	$11	$—	$—	$—
Long-term debt	3,394	—	324	575	2,495
Interest on long-term debt	1,339	133	259	242	705
Net operating leases	2,218	317	534	393	974
Service agreements	441	195	177	59	10
Other long-term obligations	335	80	166	87	2
Purchase commitments	30	29	1	—	—
Total	$7,768	$765	$1,461	$1,356	$4,186
The above does not include the liability for unrecognized tax benefits of $97 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $4 million that may become payable during 2015. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include an $82 million payment the Company made to Putnam in January 2015 to fully satisfy and extinguish its indemnity obligations related to the Putnam disposition.The above does not include net pension liabilities of approximately $2.0 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets, and changes in the discount rate used to measure the liabilities. The amounts of estimated future benefits payments to be made from pension plan assets are disclosed in Note 8 to the consolidated financial statements. In 2015, the Company expects to contribute approximately $25 million and $169 million to its U.S. and non-U.S. pension plans, respectively.
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

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(20)	$(38)	$20	$38
Discount Rate	$(45)	$(13)	$48	$9
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
Tax law requires items be included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for and amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior period tax filings in jurisdictions that allow for the carryback of tax attributes pursuant to the applicable tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.
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
The Company completed its qualitative assessment in the third quarter of 2014 and concluded that a two-step goodwill impairment test was not required in 2014 and that goodwill was not impaired.
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

As of December 31, 2014, there was $16 million of unrecognized compensation cost related to stock option awards. The weighted-average periods over which the costs are expected to be recognized is 1.05 years. Also as of December 31, 2014, there was $55.8 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and deferred stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.
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
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2014
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,958
Fiduciary cash and investments	$4,552
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the US dollar compared with the foreign exchange rates in 2014, the Company estimates net operating income would increase or decrease by approximately $54 million. The Company has exposure to approximately 80 foreign currencies overall. In the fourth quarter of 2014, the U.S. dollar strengthened significantly against most currencies. If exchange rates at January 31, 2015 hold constant throughout 2015, the Company estimates the year-over-year impact from conversion of foreign currency earnings would reduce full year income by approximately $125 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact would occur in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Publicly traded investments of $18 million are classified as available for sale. Non-publicly traded investments of $12 million are accounted for using the cost method and $388 million are accounted for using the equity method. The investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 15 to the consolidated financial statements included in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2014	2013	2012
Revenue	$12,951	$12,261	$11,924
Expense:
Compensation and benefits	7,515	7,226	7,134
Other operating expenses	3,135	2,958	2,961
Operating expenses	10,650	10,184	10,095
Operating income	2,301	2,077	1,829
Interest income	21	18	24
Interest expense	(165)	(167)	(181)
Cost of extinguishment of debt	(137)	(24)	—
Investment income	37	69	24
Income before income taxes	2,057	1,973	1,696
Income tax expense	586	594	492
Income from continuing operations	1,471	1,379	1,204
Discontinued operations, net of tax	26	6	(3)
Net income before non-controlling interests	1,497	1,385	1,201
Less: Net income attributable to non-controlling interests	32	28	25
Net income attributable to the Company	$1,465	$1,357	$1,176
Basic net income per share – Continuing operations	$2.64	$2.46	$2.16
– Net income attributable to the Company	$2.69	$2.47	$2.16
Diluted net income per share – Continuing operations	$2.61	$2.42	$2.13
– Net income attributable to the Company	$2.65	$2.43	$2.13
Average number of shares outstanding – Basic	545	549	544
– Diluted	553	558	552
Shares outstanding at December 31,	540	547	545
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2014	2013	2012
Net income before non-controlling interests	$1,497	$1,385	$1,201
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(527)	(86)	177
Unrealized investment loss	—	1	(1)
(Loss) gain related to pension/post-retirement plans	(1,085)	1,213	(447)
Other comprehensive (loss) income, before tax	(1,612)	1,128	(271)
Income tax (credit) expense on other comprehensive loss	(386)	442	(152)
Other comprehensive (loss) income, net of tax	(1,226)	686	(119)
Comprehensive income	271	2,071	1,082
Less: Comprehensive income attributable to non-controlling interests	32	28	25
Comprehensive income attributable to the Company	$239	$2,043	$1,057

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,958	$2,303
Receivables
Commissions and fees	3,142	3,065
Advanced premiums and claims	50	61
Other	280	282
	3,472	3,408
Less-allowance for doubtful accounts and cancellations	(95)	(98)
Net receivables	3,377	3,310
Current deferred tax assets	521	482
Other current assets	199	205
Total current assets	6,055	6,300
Goodwill and intangible assets	7,933	7,365
Fixed assets, net	809	828
Pension related assets	967	979
Deferred tax assets	876	626
Other assets	1,200	882
	$17,840	$16,980
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$11	$334
Accounts payable and accrued liabilities	1,883	1,861
Accrued compensation and employee benefits	1,633	1,466
Accrued income taxes	178	148
Total current liabilities	3,705	3,809
Fiduciary liabilities	4,552	4,234
Less – cash and investments held in a fiduciary capacity	(4,552)	(4,234)
	—	—
Long-term debt	3,376	2,621
Pension, postretirement and postemployment benefits	2,244	1,150
Liabilities for errors and omissions	341	373
Other liabilities	1,041	1,052
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2014 and December 31, 2013	561	561
Additional paid-in capital	930	1,028
Retained earnings	10,335	9,452
Accumulated other comprehensive loss	(3,847)	(2,621)
Non-controlling interests	79	70
	8,058	8,490
Less – treasury shares, at cost, 20,499,596 shares at December 31, 2014 and 13,882,204 shares at December 31, 2013	(925)	(515)
Total equity	7,133	7,975
	$17,840	$16,980
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2014	2013	2012
Operating cash flows:
Net income before non-controlling interests	$1,497	$1,385	$1,201
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	302	286	277
Amortization of intangible assets	86	72	72
Intangible asset impairment	—	5	8
Adjustments to acquisition related contingent consideration liability	19	24	(44)
Cost of early extinguishment of debt	137	24	—
Provision for deferred income taxes	127	184	96
Gain on investments	(37)	(69)	(24)
(Gain) Loss on disposition of assets	(38)	1	23
Share-based compensation expense	93	129	177
Changes in assets and liabilities:
Net receivables	(58)	(245)	(144)
Other current assets	(32)	(70)	(37)
Other assets	25	(75)	44
Accounts payable and accrued liabilities	45	106	(210)
Accrued compensation and employee benefits	167	(8)	72
Accrued income taxes	43	43	44
Contributions to pension and other benefit plans in excess of current year expense/credit	(152)	(432)	(117)
Other liabilities	(185)	13	(81)
Effect of exchange rate changes	73	(32)	(35)
Net cash provided by operations	2,112	1,341	1,322
Financing cash flows:
Purchase of treasury shares	(800)	(550)	(230)
Proceeds from debt	1,393	547	248
Repayments of debt	(331)	(260)	(259)
Payments for early extinguishment of debt	(765)	(274)	—
Shares withheld for taxes on vested units – treasury shares	(64)	(79)	(97)
Issuance of common stock from treasury shares	263	352	248
Payments of deferred and contingent consideration for acquisitions	(55)	(9)	(30)
Distributions of non-controlling interests	(20)	(28)	(16)
Dividends paid	(582)	(533)	(497)
Net cash used for financing activities	(961)	(834)	(633)
Investing cash flows:
Capital expenditures	(368)	(401)	(320)
Net sales of long-term investments	6	93	20
Purchase of equity investment	(304)	—	—
Proceeds from sales of fixed assets	3	5	6
Dispositions	—	5	—
Acquisitions	(554)	(142)	(292)
Other, net	(5)	(6)	3
Net cash used for investing activities	(1,222)	(446)	(583)
Effect of exchange rate changes on cash and cash equivalents	(274)	(59)	82
(Decrease) increase in cash and cash equivalents	(345)	2	188
Cash and cash equivalents at beginning of period	2,303	2,301	2,113
Cash and cash equivalents at end of period	$1,958	$2,303	$2,301
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2014	2013	2012
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,028	$1,107	$1,156
Change in accrued stock compensation costs	(15)	(22)	(16)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(83)	(57)	(34)
Purchase of subsidiary shares from non-controlling interests	—	—	1
Balance, end of period	$930	$1,028	$1,107
RETAINED EARNINGS
Balance, beginning of year	$9,452	$8,628	$7,949
Net income attributable to the Company	1,465	1,357	1,176
Dividend equivalents declared - (per share amounts: $1.06 in 2014, $0.96 in 2013, and $0.90 in 2012)	(3)	(6)	(8)
Dividends declared – (per share amounts: $1.06 in 2014, $0.96 in 2013, and $0.90 in 2012)	(579)	(527)	(489)
Balance, end of period	$10,335	$9,452	$8,628
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,621)	$(3,307)	$(3,188)
Other comprehensive (loss) income, net of tax	(1,226)	686	(119)
Balance, end of period	$(3,847)	$(2,621)	$(3,307)
TREASURY SHARES
Balance, beginning of year	$(515)	$(447)	$(595)
Issuance of shares under stock compensation plans and employee stock purchase plans	387	481	378
Issuance of shares for acquisitions	3	1	—
Purchase of treasury shares	(800)	(550)	(230)
Balance, end of period	$(925)	$(515)	$(447)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$70	$64	$57
Net income attributable to non-controlling interests	32	28	25
Distributions	(20)	(28)	(16)
Other changes	(3)	6	(2)
Balance, end of period	$79	$70	$64
TOTAL EQUITY	$7,133	$7,975	$6,606
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
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, the Company generally collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $24 million, $27 million and $39 million in 2014, 2013 and 2012, respectively. The Consulting segment recorded fiduciary interest income of $6 million, $5 million and $4 million in 2014, 2013 and 2012, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.3 billion and $8.2 billion at December 31, 2014 and 2013, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $21 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered and interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in the Company's reinsurance broking operations), as of the effective date or billing date, whichever is later. A reserve for policy cancellation is provided based on historic and current data on cancellations. Consideration for fee arrangements covering multiple insurance placements, the provision of risk management and/or other services are allocated to all deliverables on the basis of their relative selling prices. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.
Consulting revenue includes fees paid by clients for advice and services and commissions from insurance companies for the placement of individual and group contracts. Fee revenue for engagements where remuneration is based on time plus out-of-pocket expenses is recognized based on the amount of time consulting professionals expend on the engagement. For fixed fee engagements, revenue is recognized using a proportional performance model. Revenue from insurance commissions not subject to a fee arrangement is recorded over the effective period of the applicable policies. Revenue for asset based fees is recognized on an accrual basis by applying the daily/monthly rate as contractually agreed with the client to the applicable net asset value. On a limited number of engagements, performance fees may also be earned for achieving certain prescribed performance criteria. Such fees are recognized when the performance criteria have been achieved and, when required, agreed to by the client. Reimbursable expenses incurred by professional staff in the generation of revenue and sub-advisory fees related to the majority of funds in the investment management business are included in revenue and the related expenses are included in other operating expenses.
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements. At December 31, 2014, the Company maintained $179 million related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2014	2013
Furniture and equipment	$1,193	$1,201
Land and buildings	401	408
Leasehold and building improvements	854	816
	2,448	2,425
Less-accumulated depreciation and amortization	(1,639)	(1,597)
	$809	$828
Investments:  The Company holds investments in private companies and private equity funds.
Investments in private equity funds are accounted for under the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. Investments using the equity method of accounting are included in other assets in the consolidated balance sheets.

As part of the sale of MMC Capital in 2005, the Company retained the rights to receive certain performance fees related to the Trident II and Trident III private equity partnerships. The Company recognizes performance fee income when such fees are no longer subject to forfeiture, which may take a number of years to resolve. This income is based on the investment performance over the life of each investment in the private equity fund, and future declines in the fund performance from current levels may result in forfeiture of such revenue. Since Trident II fully harvested all its portfolio investments and made final distributions to its partners in 2013, the Company no longer holds any rights to Trident II performance fees. In 2014, the Company recorded investment income of $37 million compared to $69 million in 2013 and $24 million in 2012. The Company recorded Investment income related to its general partner carried interest from Trident III no longer subject to clawback of $31 million and $41 million in 2014 and 2013, respectively. In 2013, the Company recorded $15 million of general partner carried interest from Trident II. There was no carried interest recorded in 2012. The Company also recorded net investment income gains of $6 million, $13 million and $33 million in 2014, 2013 and 2012, respectively, primarily related to its equity method investments. The Company had deferred performance fees of approximately $16 million and $38 million, at December 31, 2014 and 2013, respectively, related to Trident III. Recognition of these deferred performance fees will only occur as the Trident III investments are harvested and the performance fees are no longer subject to clawback. The timing of recognition of the remaining deferred performance fees is unknown and is not controlled by the Company.
Subsequent Event
On February 24, 2015, Mercer announced that it had made an investment to purchase approximately 10% of Benefitfocus (NASDAQ: BNFT), a benefits technology provider, with the option to increase its ownership over time.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company may elect to assess qualitative factors to determine if a step 1 test is necessary. Other intangible assets, which primarily consist of customer lists, that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2014 and 2013.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $501 million and $399 million, net of accumulated amortization of $837 million and $748 million at December 31, 2014 and 2013, respectively, are included in other assets in the consolidated balance sheets.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes in income tax expense, interest and penalties, if any, related to unrecognized tax benefits.
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
Concentrations of Credit Risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, commissions and fees receivable and insurance recoverable. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places its investments in a large number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are generally limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas.

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

Basic and Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2014	2013	2012
Net income from continuing operations	$1,471	$1,379	$1,204
Less: Net income attributable to non-controlling interests	32	28	25
	$1,439	$1,351	$1,179
Basic weighted average common shares outstanding	545	549	544
Dilutive effect of potentially issuable common shares	8	9	8
Diluted weighted average common shares outstanding	553	558	552
Average stock price used to calculate common stock equivalents	$51.15	$40.97	$33.10
There were 18.0 million, 22.6 million and 32.0 million stock options outstanding as of December 31, 2014, 2013 and 2012, respectively.
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
In April 2014, the FASB issued new accounting guidance which changes the criteria for reporting discontinued operations and enhances disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations, such as disposal of a major geographic area or a major line of business, should be presented as discontinued operations. Those strategic shifts should have a major impact on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014. Adoption of the guidance is not expected to have a material affect on the Company's financial condition, results of operations or cash flows.
In July 2013, the FASB issued new accounting guidance related to the presentation of unrecognized tax benefits as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. However, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle taxes that would result from the disallowance of the tax position or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), the unrecognized tax benefit shall be presented in the financial statement as a liability and shall not be combined with deferred tax assets. The guidance was effective for fiscal years beginning after December 15, 2013. The adoption of this new guidance impacted balance sheet classification and footnote disclosure only and did not have a material impact on the Company's financial statements.
In June 2013, the FASB issued new accounting guidance which amends the criteria for an entity to qualify as an investment company. The guidance clarifies the characteristics of an investment company, provides comprehensive guidance to determine whether an entity is an investment company and sets measurement and disclosure requirements for investment companies. The guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not materially affect the Company's financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The Company implemented this new guidance for the reporting period ended March 31, 2013. Other than enhanced disclosure, the adoption of this new guidance did not have a material effect on the Company's financial statements.
Reclassifications: In the first quarter of 2014, the Company enhanced its operating cash flow presentation within the statements of cash flows to show on single lines the impact of pension and other benefit plan contributions in excess of the related expenses, and the non-cash impact of equity share awards. Previously, the cash flow impact of those items was presented as part of changes in other assets and other liabilities, and changes in other liabilities, respectively. The prior years' presentation was conformed to the current presentation for the following line items within operating cash flows:

•	Share-based compensation expense

•	Changes in other assets

•	Contributions to pension and other benefit plans in excess of current year expense/credit

•	Changes in other liabilities

2.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2014	2013	2012
Assets acquired, excluding cash	$815	$217	$380
Released from escrow in 2012	—	—	(62)
Liabilities assumed	(64)	(53)	(42)
Contingent/deferred purchase consideration	(197)	(39)	(46)
Net cash outflow for current year acquisitions	554	125	230
Purchase of other intangibles	—	2	3
Net cash outflow for acquisitions	$554	$127	$233

(In millions of dollars)	2014	2013	2012
Interest paid	$172	$170	$183
Income taxes paid, net of refunds	$426	$360	$350
The Company paid deferred purchase consideration related to prior years' acquisitions of $25 million, $15 million and $59 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company had non-cash issuances of common stock under its share-based payment plan of $108 million, $150 million and $193 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to equity awards of $75 million, $110 million and $152 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The consolidated statements of cash flows includes the cash flow impact of discontinued operations in each cash flow category, which were insignificant to the overall cash flows of the Company.
An analysis of the allowance for doubtful accounts is as follows:

For the Year Ended December 31,
(In millions of dollars)	2014	2013	2012
Balance at beginning of year	$98	$106	$105
Provision charged to operations	20	16	11
Accounts written-off, net of recoveries	(17)	(19)	(12)
Effect of exchange rate changes and other	(6)	(5)	2
Balance at end of year	$95	$98	$106

3.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the years ended December 31, 2014 and 2013, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive loss before reclassifications	—	(816)	(515)	(1,331)
Amounts reclassified from accumulated other comprehensive loss	—	105	—	105
Net current period other comprehensive loss	—	(711)	(515)	(1,226)
Balance as of December 31, 2014	$5	$(3,393)	$(459)	$(3,847)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$4	$(3,451)	$140	$(3,307)
Other comprehensive income (loss) before reclassifications	1	574	(84)	491
Amounts reclassified from accumulated other comprehensive loss	—	195	—	195
Net current period other comprehensive income (loss)	1	769	(84)	686
Balance as of December 31, 2013	$5	$(2,682)	$56	$(2,621)

The components of other comprehensive income (loss) are as follows:

For the Year Ended December 31,	2014
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(527)	$(12)	$(515)
Pension/post-retirement plans:
Amortization of prior service credits	(16)	(5)	(11)
Amortization of net actuarial losses	242	74	168
Curtailment gain	(65)	(13)	(52)
Losses included in periodic pension cost	161	56	105
Net losses arising during period	(1,418)	(466)	(952)
Foreign currency translation adjustments	180	39	141
Other adjustments	(8)	(3)	(5)
Pension/post-retirement plans losses	(1,085)	(374)	(711)
Other comprehensive loss	$(1,612)	$(386)	$(1,226)

For the Year Ended December 31,	2013
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(86)	$(2)	$(84)
Unrealized investment gains	1	—	1
Pension/post-retirement plans:
Amortization of prior service credits	(22)	(8)	(14)
Amortization of net actuarial losses	317	108	209
Losses included in periodic pension cost	295	100	195
Net gains arising during period	898	339	559
Foreign currency translation adjustments	27	8	19
Other adjustments	(7)	(3)	(4)
Pension/post-retirement plans gains	1,213	444	769
Other comprehensive income	$1,128	$442	$686

For the Year Ended December 31,	2012
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$177	$(5)	$182
Unrealized investment losses	(1)	1	(2)
Pension/post-retirement plans:
Amortization of prior service credits	(31)	(12)	(19)
Amortization of net actuarial losses	270	90	180
Losses included in periodic pension cost	239	78	161
Net losses arising during period	(648)	(217)	(431)
Foreign currency translation adjustments	(113)	(26)	(87)
Other adjustments	75	17	58
Pension/post-retirement plans losses	(447)	(148)	(299)
Other comprehensive loss	$(271)	$(152)	$(119)

The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2014	December 31, 2013
Foreign currency translation adjustments (net of deferred tax (asset) liability of $(5) and $7 in 2014 and 2013, respectively)	$(459)	$56
Net unrealized investment gains (net of deferred tax liability of $2 in both 2014 and 2013)	5	5
Net charges related to pension / post-retirement plans (net of deferred tax asset of $1,587 and $1,213 in 2014 and 2013, respectively)	(3,393)	(2,682)
	$(3,847)	$(2,621)
4.     Acquisitions
The Company’s acquisitions have been accounted for as business combinations. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase closing dates. In connection with acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer lists, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Any change in assumptions could affect the carrying value of such intangible assets.
The Risk and Insurance segment completed fifteen acquisitions during 2014.

•
January - Marsh & McLennan Agency ("MMA") acquired Barney & Barney, LLC, a San Diego-based insurance broking firm that provides insurance, risk management and employee benefits solutions to businesses and individuals throughout the U.S. and abroad, Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a surety bonding agency based in North Carolina.

•
February - Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors.

•	March - MMA acquired Capstone Insurance Services, LLC, an agency that provides property-casualty insurance and risk management solutions to businesses and individuals throughout South Carolina.

•
May - MMA acquired Kinker-Eveleigh Insurance Agency, an Ohio-based agency specializing in property-casualty and employee benefits solutions, VISICOR, a full-service employee benefits brokerage and consulting firm based in Texas, and Senn Dunn Insurance, a full-service insurance brokerage located in North Carolina.

•	August - Marsh acquired Seguros Morrice y Urrutia S.A., an insurance broker based in Panama City, Panama.

•	September - Marsh acquired Kocisko Insurance Brokers, Inc., a full-service commercial insurance brokerage located in Montreal, Quebec.

•	October - MMA acquired NuWest Insurance Services, Inc., a California-based property-casualty agency.

•	November - Marsh acquired Torrent Technologies, Inc., a Montana-based flood insurance specialist.

•
December - Marsh acquired Seafire Insurance Services, LLC, a Kansas-based managing general underwriter, and Trade Insure NV, a leading distributor of credit insurance policies in Belgium, and MMA acquired The Benefit Planning Group, Inc., a North Carolina-based employee benefit consulting firm.

The Consulting segment completed six acquisitions during 2014.

•	February - Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance.

•	September - Oliver Wyman acquired Bonfire Communications, an agency specializing in employee engagement and internal communications based in San Francisco, California.

•
November - Mercer acquired AUSREM, a remuneration research and workforce consulting specialist based in Australia, and Jeitosa Group International, a global HR business consultancy and IT systems integration firm.

•
December - Mercer acquired Denarius, a compensation and benefits survey and information products consulting firm based in Chile, and Oliver Wyman acquired OC&C Strategy Consultants (Boston) LLC (part of the OC&C network), a Boston-based consulting firm specializing in the business media, information services and education sectors.

Total purchase consideration for acquisitions made during 2014 was $772 million, which consisted of cash paid of $575 million and deferred purchase and estimated contingent consideration of $197 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2014, the Company also paid $25 million of deferred purchase consideration and $42 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

(In millions)	2014
Cash	$575
Estimated fair value of deferred/contingent consideration	197
Total consideration	$772
Allocation of purchase price:
Cash and cash equivalents	$21
Accounts receivable, net	12
Other current assets	1
Property, plant, and equipment	5
Intangible assets (primarily customer lists amortized over 10 years)	318
Goodwill	472
Other assets	7
Total assets acquired	836
Current liabilities	41
Other liabilities	23
Total liabilities assumed	64
Net assets acquired	$772
Prior Year Acquisitions
During 2013, the Risk and Insurance segment completed the following six acquisitions:

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
During 2013, the Consulting segment completed the following two acquisitions:

•	July - Oliver Wyman acquired Corven, a U.K.-based management consultancy firm.

•	August - Mercer acquired Global Remuneration Solutions, a market leading compensation consulting firm based in South Africa.
Total purchase consideration for acquisitions made during 2013 was $178 million, which consisted of cash paid of $139 million and deferred purchase and estimated contingent consideration of $39 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2013, the Company also paid $15 million of deferred purchase consideration and $17 million of contingent consideration related to acquisitions made in prior years. In addition, the Company paid $2 million to purchase other intangible assets during 2013.
Pro-Forma Information
While the Company does not believe its acquisitions in the aggregate are material, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2014 and 2013. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2013 and reflects acquisitions made in 2013 as if they occurred on January 1, 2012. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2014	2013	2012
Revenue	$13,039	$12,550	$12,202
Income from continuing operations	$1,477	$1,395	$1,222
Net income attributable to the Company	$1,471	$1,373	$1,195
Basic net income per share:
– Continuing operations	$2.65	$2.49	$2.20
– Net income attributable to the Company	$2.70	$2.50	$2.20
Diluted net income per share:
– Continuing operations	$2.62	$2.45	$2.16
– Net income attributable to the Company	$2.66	$2.46	$2.16

The consolidated statements of income for 2014 include approximately $134 million of revenue and $18 million of operating income related to acquisitions made during 2014.

Alexander Forbes: In June 2014, Mercer entered into a definitive agreement to acquire a 34% interest in South Africa-based Alexander Forbes Group Holding Limited (“Alexander Forbes”) becoming a strategic shareholder after Alexander Forbes successfully launched an initial public offering. Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. In July 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $137 million. In October 2014, the Company paid approximately $166 million for the remaining 19.1% of Alexander Forbes common shares.
The Company’s investment in Alexander Forbes is accounted for using the equity method of accounting and is included in other assets in the consolidated balance sheet. The Company records this investment and its share of Alexander Forbes’ net income or loss on a one quarter lag basis.
Upon completion of the acquisition, the purchase price of the Alexander Forbes shares exceeded the Company's share of the equity in net assets by approximately $146 million. The majority of this basis difference resulted from the excess of the Company’s purchase price for the Alexander Forbes common stock acquired over the book value of Alexander Forbes’ net assets. Substantially all of this basis difference was allocated, based on our preliminary estimates of the fair values of Alexander Forbes’ assets and liabilities, to the value of investment contracts, customer contracts and relationships acquired and technology related intangible assets, related deferred tax liability and goodwill. The basis difference related to these intangible assets (excluding goodwill) is recorded as additional amortization expense over their estimated lives. The basis difference related to the goodwill will be recognized upon disposition of our investment. The Company is finalizing its purchase price allocation.
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
On December 31, 2014, an agreement was reached between Putnam and the Massachusetts Department of Revenue ("DOR") regarding a tax dispute, which was covered under the indemnity agreement discussed above. The December 2014 agreement was subject to certain approvals, which included the State Attorney General and the Commissioner of the DOR. In January 2015, all necessary approvals were received, the agreement was executed and the tax was paid. Concurrently, Putnam and the Company executed a settlement agreement to resolve all remaining matters under the indemnity agreement. The Company recorded a gain, net of federal income taxes, of approximately $28 million in 2014 related to the settlement with Putnam.
Discontinued operations in 2013 includes estimated costs covered under the indemnity related to the Kroll sale as well as tax indemnities related to the Putnam sale.

Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31,
(In millions of dollars)	2014	2013	2012
Income (loss) from discontinued operations, net of tax	$—	$—	$—
Disposals of discontinued operations	42	(4)	(2)
Income tax (credit) expense	16	(10)	1
Disposals of discontinued operations, net of tax	26	6	(3)
Discontinued operations, net of tax	$26	$6	$(3)
Discontinued operations, net of tax per share
– Basic	$0.05	$0.01	$—
– Diluted	$0.04	$0.01	$—
6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considered numerous factors, which included that the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2014 and concluded that a two-step goodwill impairment test was not required in 2014 and that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2014	2013
Balance as of January 1, as reported	$6,893	$6,792
Goodwill acquired	472	113
Other adjustments(a)	(124)	(12)
Balance at December 31,	$7,241	$6,893

(a)	Primarily due to the impact of foreign exchange in both years.
The goodwill acquired of $472 million in 2014 (approximately $348 million of which is deductible for tax purposes) is comprised of $445 million related to the Risk and Insurance Services segment and $27 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $5 billion and Consulting, $2.2 billion.

Amortized intangible assets consist primarily of the cost of client lists and trade names acquired. The gross cost and accumulated amortization at December 31, 2014 and 2013 are as follows:

(In millions of dollars)	2014			2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$1,177	$485	$692	$888	$416	$472
The Company recorded an intangible asset impairment charge of $5 million in the third quarter of 2013 in the Risk & Insurance Services segment.
Aggregate amortization expense was $86 million for the year ended December 31, 2014, and $72 million for the years ended December 31, 2013 and 2012, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2015	$88
2016	78
2017	75
2018	73
2019	72
Subsequent years	306
$692

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2014	2013	2012
Income before income taxes:
U.S.	$313	$407	$398
Other	1,744	1,566	1,298
	$2,057	$1,973	$1,696

The expense (benefit) for income taxes is comprised of:
Income taxes:
Current–
U.S. Federal	$80	$102	$42
Other national governments	369	264	336
U.S. state and local	26	45	24
	475	411	402
Deferred–
U.S. Federal	27	12	(18)
Other national governments	62	149	89
U.S. state and local	22	22	19
	111	183	90
Total income taxes	$586	$594	$492

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2014	2013
Deferred tax assets:
Accrued expenses not currently deductible	$572	$570
Differences related to non-U.S. operations (a)	119	140
Accrued retirement benefits U.S.	638	297
Net operating losses (b)	57	79
Income currently recognized for tax	75	74
Foreign tax credit carryforwards	109	157
Other	84	90
	$1,654	$1,407

Deferred tax liabilities:
Differences related to non-U.S. operations	$131	$112
Depreciation and amortization	307	273
Accrued retirement & postretirement benefits - non-U.S. operations	41	89
Other	5	5
	$484	$479

(a)	Net of valuation allowances of $15 million in 2014 and $12 million in 2013.

(b)	Net of valuation allowances of $82 million in 2014 and $70 million in 2013.

December 31,
(In millions of dollars)	2014	2013
Balance sheet classifications:
Current assets	$521	$482
Other assets	$876	$626
Current liabilities	$28	$18
Other liabilities	$199	$162
U.S. Federal income taxes are not provided on temporary differences with respect to investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2014, the Company estimates, amounted to approximately $6.3 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below.

For the Years Ended December 31,	2014	2013	2012
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	1.7	2.1	1.9
Differences related to non-U.S. operations	(7.5)	(6.0)	(6.1)
Other	(0.7)	(1.0)	(1.8)
Effective tax rate	28.5%	30.1%	29.0%
The Company’s consolidated tax rate was 28.5%, 30.1% and 29.0% in 2014, 2013 and 2012, respectively. The tax rate in each year reflects foreign operations, which are generally taxed at rates lower than the U.S. statutory tax rate.
Valuation allowances had net increases of $15 million, $10 million and $23 million in 2014, 2013 and 2012, respectively. During the respective years, adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $9 million and $3 million in 2014 and 2013, respectively, and increased income tax expense by $16 million in 2012. Approximately 55% of the Company’s net operating loss carryforwards expire from 2015 through 2034, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2014 comprised federal, state and local, and non-U.S. tax benefits of $3 million, $40 million and $96 million, respectively, before reduction for valuation allowances. Foreign tax credit carryforwards expire from 2020 through 2022.
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. Tax liabilities are determined and assessed jurisdictionally by legal entity or filing group. Certain taxing jurisdictions allow or require combined or consolidated tax filings. The Company assessed the realizability of its deferred tax assets and considered all available evidence, including the existence of a recent history of losses, placing particular weight on evidence that could be objectively verified. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

(In millions of dollars)	2014	2013	2012
Balance at January 1,	$128	$117	$143
Additions, based on tax positions related to current year	13	16	26
Additions for tax positions of prior years	3	35	35
Reductions for tax positions of prior years	(29)	(7)	(41)
Settlements	(4)	(3)	(6)
Lapses in statutes of limitation	(14)	(30)	(40)
Balance at December 31,	$97	$128	$117
Of the total unrecognized tax benefits at December 31, 2014, 2013 and 2012, $51 million, $71 million and $96 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2014, 2013 and 2012, before any applicable federal benefit, was $7 million, $10 million and $13 million, respectively.
As discussed in Note 5, the Company has provided certain indemnities related to contingent tax liabilities as part of the disposals of Putnam and Kroll. At December 31, 2014, 2013 and 2012, $2 million, $2 million and $6 million, respectively, included in the table above, relates to Putnam and Kroll positions included in consolidated Company tax returns. Since the Company remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of the Company’s consolidated liability for uncertain tax positions. Any future charges or credits related to these matters, including interest accrued, will be recorded in discontinued operations as incurred.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s (IRS) Compliance Assurance Process (CAP), which is structured to conduct real-time compliance reviews. The IRS is currently examining the Company’s 2013 tax return and performing a pre-filing review of 2014. During 2014, the Company settled its federal tax audit with the IRS for the year 2012, and in 2013 settled the years 2007, and 2009 through 2011. The tax year 2008 was settled in a prior period. New York State and New York City have examinations underway for various entities covering the years 2007 through 2012. Illinois is auditing the Company for years 2009 through 2013. During 2014, California commenced an audit covering the years 2009 through 2013. Outside the U.S., during 2014, examinations commenced in Canada for the year 2012 and in France for years 2011 and 2012. There is an ongoing examination of various subsidiaries for years 2011 and 2012 in the United Kingdom that started in 2013. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $16 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitation.

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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Weighted average assumptions:
Discount rate (for expense)	4.82%	4.38%	4.92%	4.32%
Expected return on plan assets	7.52%	7.68%	—	—
Rate of compensation increase (for expense)	2.64%	2.43%	—	—
Discount rate (for benefit obligation)	3.79%	4.82%	4.08%	5.03%
Rate of compensation increase (for benefit obligation)	2.42%	2.64%	—	—
The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by the Mercer actuaries to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. The Company generally does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the range between the 25th and 75th percentile of the expected long-term annual returns. Historical long-term average asset returns of each plan are also reviewed to determine whether they are consistent and reasonable compared with the rate selected. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are reflected.
The target asset allocation for the U.S. Plan is 62% equities and equity alternatives and 38% fixed income. At the end of 2014, the actual allocation for the U.S. Plan was 59% equities and equity alternatives and 41% fixed income. The target asset allocation for the U.K. Plans, which comprise approximately 83% of non-U.S. Plan assets, is 50% equities and equity alternatives and 50% fixed income. At the end of 2014, the actual allocation for the U.K. Plans was 43% equities and equity alternatives and 57% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
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

The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2014	2013	2012	2014	2013	2012
Service cost	$213	$252	$240	$4	$5	$5
Interest cost	641	581	596	11	11	13
Expected return on plan assets	(990)	(911)	(905)	—	—	—
Amortization of prior service credit	(16)	(22)	(19)	—	—	(14)
Recognized actuarial loss (credit)	243	315	270	(1)	2	—
Net periodic benefit cost	$91	$215	$182	$14	$18	$4
Curtailment gain	(65)	—	—	—	—	—
Total cost	$26	$215	$182	$14	$18	$4
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
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. qualified plan, the category ranges are 57-67% for equities and equity alternatives, and 33-43% for fixed income. For the U.K. Plan, the category ranges are 47-53% for equities and equity alternatives, and 47-53% for fixed income. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate. Re-balancing in the U.K. Plan was suspended in 2014 while a contingent guarantee agreement was put in place and the investment strategy of the plan was finalized. After the contingent guarantee agreement was executed in January 2015, re-balancing resumed in February 2015 with target asset allocation of 48% equities and equity alternatives and 52% fixed income.
Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.
Unrecognized Actuarial Gains/Losses
In accordance with applicable accounting guidance, the funded status of the Company's pension plans is recorded in the consolidated balance sheets and provides for a delayed recognition of actuarial gains or losses arising from changes in the projected benefit obligation due to changes in the assumed discount rates, differences between the actual and expected value of plan assets and other assumption changes. The unrecognized pension plan actuarial gains or losses and prior service costs not yet recognized in net periodic pension cost are recognized in Accumulated Other Comprehensive Income, net of tax. These gains and losses are amortized prospectively out of AOCI over a period that approximates the average remaining service period of active employees, or for plans in which substantially all the participants are inactive, over the remaining life expectancy of the inactive employees.

U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$4,827	$5,197	$158	$176
Service cost	91	104	2	3
Interest cost	253	229	7	7
Employee contributions	—	—	13	—
Plan amendments	—	—	(4)	—
Plan combination	—	36	—	—
Actuarial loss (gain)	955	(547)	21	(15)
Medicare Part D subsidy	—	—	1	1
Benefits paid	(202)	(192)	(21)	(14)
Benefit obligation, December 31	$5,924	$4,827	$177	$158
Change in plan assets:
Fair value of plan assets at beginning of year	$4,279	$3,936	$—	$—
Plan combination	—	21	—	—
Actual return on plan assets	414	488	—	—
Employer contributions	25	26	13	13
Employee contributions	—	—	13	—
Medicare Part D subsidy	—	—	1	1
Benefits paid	(202)	(192)	(21)	(14)
Other	—	—	12	—
Fair value of plan assets, December 31	$4,516	$4,279	$18	$—
Net funded status, December 31	$(1,408)	$(548)	$(159)	$(158)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(25)	$(24)	$(2)	$(8)
Noncurrent liabilities	(1,383)	(524)	(157)	(150)
Net liability recognized, December 31	$(1,408)	$(548)	$(159)	$(158)
Amounts recognized in other comprehensive income (loss):
Prior service credit	$—	$7	$4	$—
Net actuarial (loss) gain	(1,749)	(974)	2	13
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,749)	$(967)	$6	$13
Cumulative employer contributions in excess (deficient) of net periodic cost	341	419	(165)	(171)
Net amount recognized in consolidated balance sheet	$(1,408)	$(548)	$(159)	$(158)
Accumulated benefit obligation at December 31	$5,825	$4,753	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2014	2013
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$7	$23	$—	$—
Recognized as component of net periodic benefit cost	(7)	(16)	—	—
Plan amendment	—	—	4	—
Prior service credit, December 31	$—	$7	$4	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2014	2013
Reconciliation of net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(974)	$(1,887)	$13	$(2)
Recognized as component of net periodic benefit cost (credit)	112	208	(2)	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(955)	541	(21)	15
Asset experience	68	164	12	—
Total (loss) gain recognized as change in plan assets and benefit obligations	(887)	705	(9)	15
Net actuarial (loss) gain, December 31	$(1,749)	$(974)	$2	$13

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2012	2014	2013	2012
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$885	$(696)	$346	$14	$(5)	$24
Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2015	2015
Prior service credit	$—	$1
Net actuarial loss	181	1
Projected cost	$181	$2

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2014	2013	2014	2013
Weighted average assumptions:
Discount rate (for expense)	5.30%	4.45%	4.99%	4.25%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	2.00%	2.00%	—	—
Discount rate (for benefit obligation)	4.30%	5.30%	4.19%	5.17%
Rate of compensation increase (for benefit obligation)	2.00%	2.00%	—	—
In 2014, the Society of Actuaries in the United States issued a new mortality table (RP-2014) and an updated improvement scale. The Company considered the effect of RP-2014, along with other available information on mortality improvement and industry specific mortality studies, to select its assumptions for measurement of the plans’ benefit obligations at December 31, 2014.
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $5.9 billion, $5.8 billion and $4.5 billion, respectively, as of December 31, 2014 and $4.8 billion, $4.8 billion and $4.3 billion, respectively, as of December 31, 2013.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $5.9 billion and $4.5 billion, respectively, as of December 31, 2014 and $4.8 billion and $4.3 billion, respectively, as of December 31, 2013.
As of December 31, 2014, the U.S. qualified plan holds 4 million shares of the Company’s common stock which were contributed to the Plan by the Company in 2005. This represented approximately 5.1% of that plan’s assets as of December 31, 2014. In addition, plan assets may be invested in funds managed by Mercer Investments, a subsidiary of the Company.
The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Postretirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2014	2013	2012	2014	2013	2012
Service cost	$91	$104	$93	$2	$3	$3
Interest cost	253	229	230	7	7	8
Expected return on plan assets	(346)	(324)	(322)	—	—	—
Amortization of prior service credit	(7)	(16)	(16)	—	—	(13)
Recognized actuarial loss (credit)	112	207	152	(2)	—	(1)
Net periodic benefit cost (credit)	$103	$200	$137	$7	$10	$(3)
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost for all periods shown above includes the subsidy.
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 7.55% in 2014, gradually declining to 4.5% in 2028. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have no effect on the total service and interest cost components or the postretirement benefit obligation.

Estimated Future Contributions
The Company expects to fund approximately $25 million for its U.S. non-qualified plans in 2015. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. There is currently no ERISA funding requirement for the U.S. qualified plan for 2015.

Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$8,711	$8,579	$97	$107
Service cost	122	148	2	2
Interest cost	388	352	4	4
Employee contributions	10	11	—	—
Actuarial loss (gain)	1,619	(53)	(1)	(8)
Plan amendments	13	—	—	—
Effect of settlement	(11)	(2)	—	—
Benefits paid	(311)	(293)	(3)	(4)
Foreign currency changes	(585)	(31)	(6)	(4)
Other	62	—	—	—
Benefit obligation December 31	$10,018	$8,711	$93	$97
Change in plan assets:
Fair value of plan assets at beginning of year	$9,351	$8,312	$—	$—
Actual return on plan assets	1,756	698	—	—
Effect of settlement	(11)	(2)	—	—
Company contributions	156	620	3	4
Employee contributions	10	11	—	—
Benefits paid	(311)	(293)	(3)	(4)
Foreign currency changes	(578)	5	—	—
Other	37	—	—	—
Fair value of plan assets, December 31	$10,410	$9,351	$—	$—
Net funded status, December 31	$392	$640	$(93)	$(97)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$967	$977	$—	$—
Current liabilities	(6)	(5)	(4)	(4)
Non-current liabilities	(569)	(332)	(89)	(93)
Net asset (liability) recognized, December 31	$392	$640	$(93)	$(97)
Amounts recognized in other comprehensive (loss) income:
Prior service (cost) credit	$(2)	$85	$—	$—
Net actuarial loss	(3,215)	(3,010)	(14)	(16)
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,217)	$(2,925)	$(14)	$(16)
Cumulative employer contributions in excess (deficient) of net periodic cost	3,609	3,565	(79)	(81)
Net asset (liability) recognized in consolidated balance sheet, December 31	$392	$640	$(93)	$(97)
Accumulated benefit obligation, December 31	$9,731	$8,413	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2014	2013
Reconciliation of prior service credit (cost):
Beginning balance	$85	$93	$—	$—
Recognized as component of net periodic benefit credit	(9)	(6)	—	—
Effect of curtailment	(65)	—	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	(13)	—	—	—
Exchange rate adjustments	—	(2)	—	—
Prior service (cost) credit, December 31	$(2)	$85	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2014	2013
Reconciliation of net actuarial (loss) gain:
Beginning balance	$(3,010)	$(3,309)	$(16)	$(27)
Recognized as component of net periodic benefit cost	131	108	1	2
Effect of settlement	—	—	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Liability experience	(1,619)	53	1	8
Asset experience	1,112	111	—	—
Other	(14)	—	—	—
Total amount recognized as change in plan assets and benefit obligations	(521)	164	1	8
Exchange rate adjustments	185	27	—	1
Net actuarial loss, December 31	$(3,215)	$(3,010)	$(14)	$(16)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2012	2014	2013	2012
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$201	$(276)	$246	$5	$(2)	$16
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2015	2015
Prior service credit	$(2)	$—
Net actuarial loss	140	1
Projected cost	$138	$1

The weighted average actuarial assumptions utilized for the non-U.S. defined and postretirement benefit plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2014	2013	2014	2013
Weighted average assumptions:
Discount rate (for expense)	4.55%	4.33%	4.80%	4.45%
Expected return on plan assets	6.95%	7.17%	—	—
Rate of compensation increase (for expense)	2.99%	2.69%	—	—
Discount rate (for benefit obligation)	3.49%	4.55%	3.85%	4.80%
Rate of compensation increase (for benefit obligation)	2.67%	2.99%	—	—
The non-U.S. defined benefit plans do not have any direct ownership of the Company’s common stock.
The pension plan in the United Kingdom holds a limited partnership interest in the Trident III private equity fund valued at approximately $53 million at December 31, 2014.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2.1 billion, $2.0 billion and $1.6 billion, respectively, as of December 31, 2014 and $1.7 billion, $1.5 billion and $1.3 billion, respectively, as of December 31, 2013.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $2.2 billion and $1.6 billion, respectively, as of December 31, 2014 and $1.7 billion and $1.3 billion, respectively, as of December 31, 2013.
U.K. Plan Amendment
After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and replaced those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans and, as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the date the employee consultations concluded and the local operating companies approved the plan amendment, based on assumptions and market conditions at that date. As a result of the re-measurement, the projected benefit obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 are the weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement.

Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2014	2013	2012	2014	2013	2012
Service cost	$122	$148	$147	$2	$2	$2
Interest cost	388	352	366	4	4	5
Expected return on plan assets	(644)	(587)	(583)	—	—	—
Amortization of prior service cost	(9)	(6)	(3)	—	—	(1)
Recognized actuarial loss	131	108	118	1	2	1
Net periodic benefit (credit) cost	(12)	15	45	7	8	7
Settlement loss	—	—	1	—	—	—
Curtailment gain	(65)	—	(1)	—	—	—
Total (credit) cost	$(77)	$15	$45	$7	$8	$7
The assumed health care cost trend rate was approximately 5.76% in 2014, gradually declining to 4.92% in 2022. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$9	$(7)
Estimated Future Contributions
The Company expects to fund approximately $169 million to its non-U.S. pension plans in 2015. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' Trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. In March 2014, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2012. The funding level is subject to re-assessment, in most cases on November 1st of each year. If the funding level on November 1st has sufficiently improved, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, the Company has agreed to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.

Estimated Future Benefit Payments
The Plans' estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) are as follows:

For the Years Ended December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2015	$217	$264	$10	$4
2016	$232	$280	$10	$4
2017	$250	$295	$10	$4
2018	$263	$312	$10	$4
2019	$275	$325	$10	$4
2020-2024	$1,581	$1,890	$55	$24
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

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$172	$6,766	$184	$7,122
Corporate obligations	—	2,938	3	2,941
Corporate stocks	2,087	6	1	2,094
Private equity/partnerships	—	—	727	727
Government securities	—	371	—	371
Real estate	—	6	375	381
Short-term investment funds	724	12	—	736
Company common stock	229	—	—	229
Other investments	16	23	239	278
Total investments	$3,228	$10,122	$1,529	$14,879

	Fair Value Measurements at December 31, 2013
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/Collective trusts	$138	$5,649	$151	$5,938
Corporate obligations	—	2,330	4	2,334
Corporate stocks	2,434	5	1	2,440
Private equity/partnerships	—	2	799	801
Government securities	10	340	2	352
Real estate	—	7	312	319
Short-term investment funds	824	15	—	839
Company common stock	261	—	—	261
Other investments	35	5	238	278
Total investments	$3,702	$8,353	$1,507	$13,562
In 2014, certain non U.S. government securities that were previously categorized as Level 1 were transferred to Level 2.

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2014 and December 31, 2013:

Assets (In millions)	Fair Value, January 1, 2014	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2014
Private equity/Partnerships	$799	$158	$(185)	$(173)	$137	$(12)	$3	$727
Real estate	312	97	(50)	19	16	(19)	—	375
Other investments	238	21	(16)	18	—	(28)	6	239
Common/Collective trusts	151	—	(1)	50	—	(16)	—	184
Corporate stocks	1	—	—	—	—	—	—	1
Corporate obligations	4	3	(1)	—	—	—	(3)	3
Government securities	2	—	—	—	—	—	(2)	—
Total assets	$1,507	$279	$(253)	$(86)	$153	$(75)	$4	$1,529

Assets (In millions)	Fair Value, January 1, 2013	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2013
Private equity/Partnerships	$824	$146	$(174)	$(155)	$150	$(1)	$9	$799
Real estate	357	21	(95)	6	26	(3)	—	312
Other investments	239	18	(13)	10	—	6	(22)	238
Common/Collective trusts	—	61	—	(4)	—	(5)	99	151
Corporate stocks	9	—	—	—	—	—	(8)	1
Corporate obligations	1	1	—	—	—	—	2	4
Government securities	—	—	—	(1)	—	—	3	2
Total assets	$1,430	$247	$(282)	$(144)	$176	$(3)	$83	$1,507
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
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan (“401(k) Plan”), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $453 million of the 401(k) Plan’s assets at both December 31, 2014 and December 31, 2013 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $49 million in 2014, $50 million in 2013 and $50 million in 2012. In addition, the Company has a significant defined contribution plan in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. The cost of the U.K. defined contribution plan was $65 million, $23 million and $21 million in 2014, 2013 and 2012, respectively.

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
The estimated fair value of options granted is calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior. The Company uses a blended volatility rate based on the following: (i) volatility derived from daily closing price observations for the 10-year period ended on the valuation date, (ii) implied volatility derived from traded options for the period one week before the valuation date and (iii) average volatility for the 10-year periods ended on 15 anniversaries prior to the valuation date, using daily closing price observations. The expected dividend yield is based on expected dividends for the expected term of the stock options.
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Risk-free interest rate	1.88%	1.03%-1.30%	1.26%-1.27%
Expected life (in years)	6.0	6.0	6.50
Expected volatility	24.2%	23.6%-24.1%	26.2%-26.4%
Expected dividend yield	2.08%	2.48%-2.54%	2.76%-2.80%

A summary of the status of the Company’s stock option awards as of December 31, 2014 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2014	22,567,866	$29.29
Granted	1,716,637	$48.00
Exercised	(6,060,823)	$29.39
Forfeited	(149,501)	$35.76
Expired	(79,097)	$32.98
Balance at December 31, 2014	17,995,082	$30.97	5.1 years	$488,937
Options vested or expected to vest at December 31, 2014	17,709,073	$30.90	5.1 years	$482,479
Options exercisable at December 31, 2014	12,440,781	$27.74	3.9 years	$378,296
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2014, 2013 and 2012 was $9.66, $6.21 and $6.04, respectively. The total intrinsic value of options exercised during the same periods was $174.3 million, $198.1 million and $57.7 million, respectively.
As of December 31, 2014, there was $16 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.05 years. Cash received from the exercise of stock options for the years ended December 31, 2014, 2013 and 2012 was $178.1 million, $281.1 million and $179.3 million, respectively.
The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The
Company intends to issue treasury shares as long as an adequate number of those shares is available.
Restricted Stock Units and Performance Stock Units: Restricted stock units may be awarded under the Company's 2011 Incentive and Stock Award Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance stock units (payable in shares of the Company's common stock) may range, generally, from 0-200% of the number of units granted, based on the achievement of objective, pre-determined Company or operating company performance measures, generally, over a three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are not paid out unless and until such time that the award vests.

A summary of the status of the Company's restricted stock units and performance stock units ("PSU's") as of December 31, 2014 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2014	4,250,809	$32.04	961,163	$32.87
Granted	753,213	$48.16	231,445	$48.00
Vested	(2,779,606)	$31.23	(613,734)	$30.73
Forfeited	(126,686)	$34.85	(17,446)	$37.45
Adjustment due to performance	—	$—	306,580	$30.72
Non-vested balance at December 31, 2014	2,097,730	$38.74	868,008	$37.56
The weighted-average grant-date fair value of the Company's restricted stock units granted during the years ended December 31, 2013 and 2012 was $36.70 and $31.96, respectively. The weighted average grant date fair value of the Company's performance stock units granted during the years ended December 31, 2013 and 2012 was $36.54 and $31.89, respectively. The total fair value of the shares distributed during the years ended December 31, 2014, 2013 and 2012 in connection with the Company's restricted stock units and performance stock units was $165.3 million, $205.5 million and $262.6 million, respectively.
The number of vested performance stock units includes any applicable performance adjustment shares. The adjustment due to performance reflects the incremental portion of the above-target payout at 200% for PSU's awarded in 2011 that vested on the PSU Scheduled Vesting Date in 2014 and PSU's awarded in February 2013 and 2012 that vested during 2014 (either in full or on a pro-rata basis) due to certain types of termination of employment. There is no adjustment due to performance for performance stock units awarded in February 2014 that vested during 2014 due to certain types of termination of employment within the calendar year of grant since the payout of such awards is at 100% of target under the award's terms and conditions.
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
A summary of the status of the Company's restricted stock awards as of December 31, 2014 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2014	7,200	$46.14
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested balance at December 31, 2014	7,200	$46.14
The total fair value of the Company's restricted stock distributed was $1.1 million during the year ended December 31, 2013 and $0.6 million for the year ended December 31, 2012. There were no restricted stock distributions during 2014.

As of December 31, 2014, there was $55.8 million of unrecognized compensation cost related to the Company's restricted stock, restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the “1999 Plan”) to replace the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007, no more than 35,600,000 shares of the Company's common stock may be sold. Employees purchased 608,453 shares during the year ended December 31, 2014 and at December 31, 2014, 2,779,195 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the “International Plan”), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company's common stock may be sold. Employees purchased 93,490 shares during the year ended December 31, 2014 and there were 2,893,986 shares available for issuance at December 31, 2014 under the International Plan. The plans are considered non-compensatory.
10.     Fair Value Measurements
Fair Value Hierarchy
The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the accounting literature. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, for disclosure purposes, is determined based on the lowest level input that is significant to the fair value measurement. Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13
Assets:
Financial instruments owned:
Mutual funds(a)	$150	$154	$—	$—	$—	$—	$150	$154
Money market funds(b)	107	45	—	—	—	—	107	45
Interest rate swap derivatives(c)	—	—	—	3	—	—	—	3
Total assets measured at fair value	$257	$199	$—	$3	$—	$—	$257	$202
Fiduciary Assets:
Money market funds	57	—	—	—	—	—	57	—
Total fiduciary assets measured at fair value	$57	$—	$—	$—	$—	$—	$57	$—
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$207	$104	$207	$104
Senior Notes due 2014(e)	—	—	—	253	—	—	—	253
Total liabilities measured at fair value	$—	$—	$—	$253	$207	$104	$207	$357
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e) Included in long-term debt in the consolidated balance sheets.
During the year ended December 31, 2014, there were no assets or liabilities that transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2014 and December 31, 2013 that represent contingent purchase consideration related to acquisitions:

(In millions of dollars)	2014	2013
Balance at January 1,	$104	$63
Additions	114	26
Payments	(42)	(17)
Revaluation Impact	31	32
Balance at December 31,	$207	$104
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $31 million for the year ended December 31, 2014. A 5% increase in the above mentioned projections would increase the liability by approximately $22 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $26 million.

Equity Method Investments
The Company holds investments in certain private companies, public companies and certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments amounted to $388 million and $89 million at December 31, 2014 and 2013, respectively. The Company's investments in private equity funds were $61 million and $38 million at December 31, 2014 and December 31, 2013, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments would be classified as Level 3 in the fair value hierarchy and are included in Other assets in the consolidated balance sheets.
During 2014, the Company purchased 34% of Alexander Forbes common stock. As of December 31, 2014, the carrying value of the Company’s investment in Alexander Forbes was approximately $282 million. As of December 31, 2014, the market value of the approximately 443 million shares owned by the Company, based on the December 31, 2014 closing share price of 9.5 South African Rand per share, was approximately $362 million. The Company’s investment in Alexander Forbes and its other equity investments in private companies are accounted for using the equity method of accounting and included in revenue in the consolidated income statements and in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag basis since the information is not readily available in time for the Company's Form 10-Q and Form 10-K filings.
The summarized financial information presented below reflects the aggregated financial information of all significant equity method investees as of and for the twelve months ended September 30 of each year (or portion of those twelve months the company owned its investment), consistent with the Company’s recognition of the results of its equity method investments on a one quarter lag. The investment income information presented below reflects the net realized and unrealized gains/losses, net of expenses, related to the Company's investments in several private equity funds. Certain of the Company’s equity method investments, including Alexander Forbes, have unclassified balance sheets. Therefore, the asset and liability information presented below are not split between current and non-current.
Below is a summary of the financial information for the Company's significant equity method investees:

For the twelve months ended September 30,
(In millions of dollars)	2014	2013	2012
Revenue	$239	$148	$144
Net investment income	$161	$88	$(19)
Net income	$216	$135	$36

As of September 30,
(In millions of dollars)	2014	2013
Total assets	$25,497	$741
Total liabilities	$24,209	$136
Non controlling interests	$14	$3
The information above includes only two months of income statement activity for Alexander Forbes through September 30, 2014, since the Company purchased its first tranche in July 2014.

11.    Long-term Commitments
The Company leases office facilities, equipment and automobiles under non-cancelable operating leases. These leases expire on varying dates, in some instances contain renewal and expansion options, do not restrict the payment of dividends or the incurrence of debt or additional lease obligations, and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 98% of the Company’s lease obligations are for the use of office space.
The consolidated statements of income include net rental costs of $393 million, $403 million and $416 million for 2014, 2013 and 2012, respectively, after deducting rentals from subleases ($12 million in 2014, $13 million in 2013 and $10 million in 2012). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.
At December 31, 2014, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2015	$365	$48	$317
2016	$334	$48	$286
2017	$293	$45	$248
2018	$258	$42	$216
2019	$212	$35	$177
Subsequent years	$1,010	$36	$974
The Company has entered into agreements, primarily with various service companies, to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2014, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2015	$195
2016	113
2017	64
Subsequent years	69
$441

12.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions of dollars)	2014	2013
Short-term:
Current portion of long-term debt	$11	$334
Long-term:
Senior notes – 5.875% due 2033	297	297
Senior notes – 5.375% due 2014	—	323
Senior notes – 5.75% due 2015	—	230
Senior notes – 2.30% due 2017	249	249
Senior notes – 9.25% due 2019	—	399
Senior notes – 4.80% due 2021	497	497
Senior notes – 2.55% due 2018	249	248
Senior notes – 4.05% due 2023	248	247
Senior notes – 3.50% due 2024	595	—
Senior notes – 2.35% due 2019	300	—
Senior notes – 3.50% due 2025	498	—
Mortgage – 5.70% due 2035	403	413
Term Loan Facility – due 2016	50	50
Other	1	2
	3,387	2,955
Less current portion	11	334
	$3,376	$2,621
The senior notes in the table above are publically registered by the Company with no guarantees attached.
In September 2014, the Company issued $300 million of 2.35% five-year senior notes and $500 million of 3.50% 10.5-year senior notes. In October 2014, a significant portion of the net proceeds of this offering were used to redeem $630 million of debt, including $230 million of 5.75% senior notes due in September 2015 and $400 million of 9.25% senior notes due in 2019. Total cash outflow related to this transaction was approximately $765 million, including a $137 million cost for early redemption, which is reflected as a charge in the consolidated statements of income in the fourth quarter of 2014.
In May 2014, the Company issued $600 million of 3.50% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included the repayment of $320 million of the existing 5.375% senior notes, which matured on July 15, 2014.
In September 2013, the Company issued $250 million of 2.55% five-year senior notes and $250 million of 4.05% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included a partial redemption of $250 million of the outstanding principal amount of the existing 5.75% senior notes due 2015. The redemption settled in October 2013 with a total cash outflow of approximately $275 million, including a $24 million cost for early redemption.
In February 2013, the Company repaid its 4.850% $250 million senior notes.
On March 27, 2014, the Company and certain of its foreign subsidiaries amended its $1.0 billion facility, as discussed below, into a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2014.

The Company and certain of its foreign subsidiaries previously maintained a $1.0 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in October 2016 and was in effect until March 2014. There were no borrowings outstanding under this facility at the time it was amended.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at December 31, 2014 was 1.17%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at December 31, 2014.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $260 million at December 31, 2014 and $282 million at December 31, 2013. There was $0.6 million outstanding borrowings under these facilities at December 31, 2014 and $1 million outstanding borrowings under these facilities at December 31, 2013.
Scheduled repayments of long-term debt in 2015 and in the four succeeding years are $10 million, $61 million, $262 million, $262 million and $313 million, respectively.
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

	December 31, 2014		December 31, 2013
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$11	$11	$334	$334
Long-term debt	$3,376	$3,493	$2,621	$2,819
The fair value of the Company’s short-term debt consists primarily of term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.

13.    Integration and Restructuring Costs
In 2014, the Company implemented restructuring actions which resulted in costs totaling $12 million. Restructuring costs consist primarily of severance and benefits, costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$5 million; Consulting—$1 million; and Corporate—$6 million.
Details of the restructuring liability activity from January 1, 2013 through December 31, 2014, including actions taken prior to 2014 are as follows:

(In millions of dollars)	Balance at 1/1/13	Expense Incurred	Cash Paid	Other	Balance at 12/31/13	Expense Incurred	Cash Paid	Other	Balance at 12/31/14
Severance	$36	$9	$(33)	$(1)	$11	$4	$(8)	$—	$7
Future rent under non-cancelable leases and other costs	134	13	(32)	(2)	113	8	(35)	(1)	85
Total	$170	$22	$(65)	$(3)	$124	$12	$(43)	$(1)	$92
As of January 1, 2012, the liability balance related to restructuring activity was $181 million. In 2012, the Company accrued $78 million and had cash payments of $88 million related to restructuring activities that resulted in the liability balance at January 1, 2013 reported above.
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable and accrued liabilities, other liabilities, or accrued compensation and employee benefits, depending on the nature of the items.
14.    Common Stock
During 2014, the Company repurchased 15.5 million shares of its common stock for total consideration of $800 million. In May 2014, the Board of Directors of the Company authorized share repurchases of up to $2 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of $1.3 billion. There is no time limit on the authorization. During 2013, the Company purchased 13.2 million shares of its common stock for total consideration of $550 million.
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
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2014, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2014 –
Risk and Insurance Services	$6,931	(a)	$1,509	$12,211		$213	$173
Consulting	6,059	(b)	996	5,916		119	92
Total Segments	12,990		2,505	18,127		332	265
Corporate / Eliminations	(39)		(204)	(287)	(c)	56	103
Total Consolidated	$12,951		$2,301	$17,840		$388	$368
2013 –
Risk and Insurance Services	$6,596	(a)	$1,421	$11,365		$192	$158
Consulting	5,701	(b)	845	5,178		115	155
Total Segments	12,297		2,266	16,543		307	313
Corporate / Eliminations	(36)		(189)	437	(c)	51	88
Total Consolidated	$12,261		$2,077	$16,980		$358	$401
2012 –
Risk and Insurance Services	$6,350	(a)	$1,334	$9,832		$196	$131
Consulting	5,613	(b)	692	5,203		113	117
Total Segments	11,963		2,026	15,035		309	248
Corporate / Eliminations	(39)		(197)	1,253	(c)	40	72
Total Consolidated	$11,924		$1,829	$16,288		$349	$320

(a)
Includes inter-segment revenue of $4 million in 2014 and $5 million in both 2013 and 2012, interest income on fiduciary funds of $24 million, $27 million and $39 million in 2014, 2013 and 2012, respectively, and equity method income of $9 million, $8 million and $11 million in 2014, 2013 and 2012, respectively.

(b)
Includes inter-segment revenue of $35 million, $31 million and $34 million in 2014, 2013 and 2012, respectively, interest income on fiduciary funds of $6 million in 2014, $5 million in 2013 and $4 million 2012 and equity method income of $2 million in 2014, and $0 million in both 2013 and 2012.

(c)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2014	2013	2012
Risk and Insurance Services
Marsh	$5,774	$5,461	$5,265
Guy Carpenter	1,157	1,135	1,085
Total Risk and Insurance Services	6,931	6,596	6,350
Consulting
Mercer	4,350	4,241	4,147
Oliver Wyman Group	1,709	1,460	1,466
Total Consulting	6,059	5,701	5,613
Total Segments	12,990	12,297	11,963
Corporate / Eliminations	(39)	(36)	(39)
Total	$12,951	$12,261	$11,924
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2014	2013	2012
Revenue
United States	$5,865	$5,485	$5,300
United Kingdom	2,111	1,979	1,960
Continental Europe	2,077	1,943	1,879
Asia Pacific	1,420	1,396	1,346
Other	1,517	1,494	1,478
	12,990	12,297	11,963
Corporate/Eliminations	(39)	(36)	(39)
	$12,951	$12,261	$11,924

For the Years Ended December 31,
(In millions of dollars)	2014	2013	2012
Fixed Assets, Net
United States	$483	$494	$494
United Kingdom	120	121	121
Continental Europe	60	64	63
Asia Pacific	62	72	62
Other	84	77	69
	$809	$828	$809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2015

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2014:
Revenue	$3,264	$3,300	$3,141	$3,246
Operating income	$673	$647	$445	$536
Income from continuing operations	$457	$440	$305	$269
Discontinued operations, net of tax	$(1)	$(2)	$(1)	$30
Net income attributable to the Company	$443	$431	$297	$294
Basic Per Share Data:
Continuing operations	$0.81	$0.79	$0.55	$0.49
Discontinued operations, net of tax	$—	$(0.01)	$—	$0.05
Net income attributable to the Company	$0.81	$0.78	$0.55	$0.54
Diluted Per Share Data:
Continuing operations	$0.80	$0.78	$0.54	$0.48
Discontinued operations, net of tax	$—	$(0.01)	$—	$0.06
Net income attributable to the Company	$0.80	$0.77	$0.54	$0.54
Dividends Paid Per Share	$0.25	$0.25	$0.28	$0.28
2013:
Revenue	$3,126	$3,088	$2,932	$3,115
Operating income	$607	$577	$404	$489
Income from continuing operations	$412	$400	$260	$307
Discontinued operations, net of tax	$12	$(5)	$(1)	$—
Net income attributable to the Company	$413	$388	$253	$303
Basic Per Share Data:
Continuing operations	$0.73	$0.71	$0.46	$0.55
Discontinued operations, net of tax	$0.02	$—	$—	$—
Net income attributable to the Company	$0.75	$0.71	$0.46	$0.55
Diluted Per Share Data:
Continuing operations	$0.72	$0.70	$0.45	$0.54
Discontinued operations, net of tax	$0.02	$(0.01)	$—	$—
Net income attributable to the Company	$0.74	$0.69	$0.45	$0.54
Dividends Paid Per Share	$0.23	$0.23	$0.25	$0.25
As of February 20th, 2015, there were 6,197 stockholders of record.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
New York, New York
February 26, 2015

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.      Other Information.
None.

PART III
Item 10.      Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading “Item 1: Election of Directors” in the 2015 Proxy Statement.
The executive officers of the Company are Peter J. Beshar, J. Michael Bischoff, E. Scott Gilbert, Daniel S. Glaser, Laurie Ledford, Scott McDonald, Alexander S. Moczarski, Julio A. Portalatin and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading “Executive Officers of the Company”.
The information set forth in the 2015 Proxy Statement in the sections “Corporate Governance—Codes of Conduct”, “Board of Directors and Committees—Committees—Audit Committee”, “Additional Information—Transactions with Management and Others" and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.      Executive Compensation.
The information set forth in the sections “Board of Directors and Committees—Director Compensation” and “Executive Compensation—Compensation of Executive Officers” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections “Stock Ownership of Directors, Management and Certain Beneficial Owners” and “Additional Information—Equity Compensation Plan Information” in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections “Corporate Governance—Director Independence”, “Corporate Governance—Review of Related-Person Transactions” and “Additional Information—Transactions with Management and Others” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.
The information set forth under the heading “Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.      Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2014
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2014 and 2013
Five-Year Statistical Summary of Operations

(2)	All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(3)	The following exhibits are filed as a part of this report:

(2.1)
Stock Purchase Agreement, dated as of June 6, 2010, by and between Marsh & McLennan Companies, Inc. and Altegrity, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

†As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

(3.1)	Restated Certificate of Incorporation of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated
July 17, 2008)

(3.2)	Amended and Restated By-Laws of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated September 17, 2009)

(4.1)
Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)
Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.3)
Indenture dated as of March 19, 2002 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.4)
Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.5)
First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.6)
Form of Second Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2012)

(4.7)
Form of Third Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 24, 2013)

(4.8)
Form of Fourth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2014)

(4.9)
Form of Fifth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2014)

(10.1)
*Marsh & McLennan Companies, Inc. U.S. Employee 1996 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

(10.2)
*Marsh & McLennan Companies, Inc. U.S. Employee 1997 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

(10.3)
*Marsh & McLennan Companies, Inc. U.S. Employee 1998 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

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

(10.10)
*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(10.11)
*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.12)
*2005 Award of Nonqualified Stock Options under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.13)
*Form of Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.14)
*Form of 2007 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.15)
*Form of 2008 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

(10.16)
*Form of 2009 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.17)
*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.18)
*Form of 2011 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.19)
*Form of 2011 Long-term Incentive Award dated as of June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

(10.20)
*Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.21)
*Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.22)
*Form of 2014 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.23)
*Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.24)
*Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.25)
*Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.26)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)

(10.27)
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

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

(10.30)
*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.31)	*Marsh & McLennan Companies, Inc. Special Severance Pay Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.32)
*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.33)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.34)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.35)	*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.36)
*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan-May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.37)
*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.38)
*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2014 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.39)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.40)
*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.41)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.42)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.43)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.44)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.45)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.46)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.47)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.48)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.49)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.50)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.51)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Alexander S. Moczarski (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.52)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Alexander S. Moczarski (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.53)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Alexander S. Moczarski (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(12.1)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14.1)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21.1)	List of Subsidiaries of Marsh & McLennan Companies, Inc. (as of February 20, 2015)

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.1)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 26, 2015	By	/S/ DANIEL S. GLASER
Daniel S. Glaser President and Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints Carey S. Roberts and Tiffany D. Wooley, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 26th day of February, 2015.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 26, 2015

/S/ J. MICHAEL BISCHOFF J. Michael Bischoff	Chief Financial Officer	February 26, 2015

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 26, 2015

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 26, 2015

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 26, 2015

/S/ LORD LANG OF MONKTON Lord Lang of Monkton	Director	February 26, 2015

/S/ ELAINE LA ROCHE Elaine La Roche	Director	February 26, 2015

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 26, 2015

Name	Title	Date

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 26, 2015

/S/ MARC D. OKEN Marc D. Oken	Director	February 26, 2015

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 26, 2015

/S/ ADELE SIMMONS Adele Simmons	Director	February 26, 2015

/S/ LLOYD YATES Lloyd Yates	Director	February 26, 2015

/S/ R. DAVID YOST R. David Yost	Director	February 26, 2015