Form 10-Q
period 2015-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2015-05-04
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
_____________________________________________
Marsh & McLennan Companies, Inc.
1166 Avenue of the Americas
New York, New York 10036
(212) 345-5000
_____________________________________________
Commission file number 1-5998
State of Incorporation: Delaware
I.R.S. Employer Identification No. 36-2668272
_____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 24, 2015, there were outstanding 536,881,743 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

•
our ability to maintain adequate safeguards to protect the security of confidential, personal or proprietary information, and the potential for the improper disclosure or use of such information, whether due to human error, improper action by employees, vendors or third parties, or as a result of a cyberattack;

•	the impact of fluctuations in foreign currency exchange rates, particularly in light of the recent strengthening of the U.S. dollar against most other currencies worldwide;

•	the impact of competition on our business, including the impact of our corporate tax rate, which is higher than the tax rate of some of our competitors;

•
the impact on our global pension obligations of changes in discount rates and asset returns, as well as projected salary increases, mortality rates, demographics, and inflation, and the impact of cash contributions required to be made to our global defined benefit pension plans due to changes in the funded status of those plans;

•	our exposure to potential liabilities arising from errors and omissions claims against us;

•
our exposure to potential civil remedies or criminal penalties if we fail to comply with foreign and U.S. laws that are applicable in the domestic and international jurisdictions in which we operate, including trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010 and local laws prohibiting corrupt payments to government officials;

•	the extent to which we are able to retain existing clients and attract new business, and our ability to effectively incentivize and retain key employees;

•	our ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from, the businesses we acquire;

•	our ability to successfully recover should we experience a disaster or other business continuity problem;

•	the impact of changes in interest rates and deterioration of counterparty credit quality on our cash balances and the performance of our investment portfolios;

•	the impact of potential rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

•	changes in applicable tax or accounting requirements; and

•
potential income statement effects from the application of FASB's ASC Topic No. 740 (“Income Taxes”) regarding accounting treatment of uncertain tax benefits and valuation allowances, including the effect of any subsequent adjustments to the estimates we use in applying this accounting standard.

The factors identified above are not exhaustive. Marsh & McLennan Companies and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our most recently filed Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share figures)	2015	2014
Revenue	$3,215	$3,264
Expense:
Compensation and benefits	1,730	1,839
Other operating expenses	750	752
Operating expenses	2,480	2,591
Operating income	735	673
Interest income	3	5
Interest expense	(36)	(42)
Investment income	2	13
Income before income taxes	704	649
Income tax expense	206	192
Income from continuing operations	498	457
Discontinued operations, net of tax	(3)	(1)
Net income before non-controlling interests	495	456
Less: Net income attributable to non-controlling interests	13	13
Net income attributable to the Company	$482	$443
Basic net income per share – Continuing operations	$0.90	$0.81
– Net income attributable to the Company	$0.89	$0.81
Diluted net income per share – Continuing operations	$0.89	$0.80
– Net income attributable to the Company	$0.88	$0.80
Average number of shares outstanding – Basic	539	548
– Diluted	545	556
Shares outstanding at March 31	538	549
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net income before non-controlling interests	$495	$456
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(426)	71
Gain (loss) related to pension/post-retirement plans	236	(199)
Other comprehensive (loss) income, before tax	(190)	(128)
Income tax expense (credit) on other comprehensive income	53	(41)
Other comprehensive (loss) income, net of tax	(243)	(87)
Comprehensive income	252	369
Less: comprehensive income attributable to non-controlling interest	13	13
Comprehensive income attributable to the Company	$239	$356
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share figures)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,104	$1,958
Receivables
Commissions and fees	3,135	3,142
Advanced premiums and claims	56	50
Other	285	280
	3,476	3,472
Less-allowance for doubtful accounts and cancellations	(96)	(95)
Net receivables	3,380	3,377
Current deferred tax assets	466	521
Other current assets	227	199
Total current assets	5,177	6,055
Goodwill and intangible assets	7,832	7,933
Fixed assets (net of accumulated depreciation and amortization of $1,635 at March 31, 2015 and $1,639 at December 31, 2014)	794	809
Pension related assets	1,010	967
Deferred tax assets	812	876
Other assets	1,209	1,200
	$16,834	$17,840
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except share and per share figures)	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$61	$11
Accounts payable and accrued liabilities	1,699	1,883
Accrued compensation and employee benefits	706	1,633
Accrued income taxes	136	178
Dividends payable	151	—
Total current liabilities	2,753	3,705
Fiduciary liabilities	4,585	4,552
Less – cash and investments held in a fiduciary capacity	(4,585)	(4,552)
	—	—
Long-term debt	3,828	3,376
Pension, post-retirement and post-employment benefits	2,070	2,244
Liabilities for errors and omissions	334	341
Other liabilities	986	1,041
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at March 31, 2015
and December 31, 2014	561	561
Additional paid-in capital	837	930
Retained earnings	10,515	10,335
Accumulated other comprehensive loss	(4,090)	(3,847)
Non-controlling interests	91	79
	7,914	8,058
Less – treasury shares, at cost, 22,229,254 shares at March 31, 2015
and 20,499,596 shares at December 31, 2014	(1,051)	(925)
Total equity	6,863	7,133
	$16,834	$17,840
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,
(In millions)	2015	2014
Operating cash flows:
Net income before non-controlling interests	$495	$456
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	77	75
Amortization of intangible assets	24	22
Adjustments to acquisition related contingent consideration liability	(2)	(6)
Provision for deferred income taxes	87	59
Gain on investments	(2)	(13)
Loss on disposition of assets	1	1
Share-based compensation expense	24	33
Changes in assets and liabilities:
Net receivables	(1)	(150)
Other current assets	28	(35)
Other assets	(43)	33
Accounts payable and accrued liabilities	(128)	47
Accrued compensation and employee benefits	(927)	(764)
Accrued income taxes	(37)	28
Contributions to pension and other benefit plans in excess of current year expense/credit	(134)	(93)
Other liabilities	(82)	(85)
Effect of exchange rate changes	90	12
Net cash used for operations	(530)	(380)
Financing cash flows:
Purchase of treasury shares	(300)	(100)
Net increase in commercial paper	—	100
Proceeds from debt	500	—
Repayments of debt	(2)	(3)
Shares withheld for taxes on vested units – treasury shares	(47)	(49)
Issuance of common stock from treasury shares	104	92
Payments of deferred and contingent consideration for acquisitions	(32)	(20)
Distributions of non-controlling interests	(1)	(1)
Dividends paid	(151)	(137)
Net cash provided by (used for) financing activities	71	(118)
Investing cash flows:
Capital expenditures	(91)	(99)
Net (purchases) sales of long-term investments	(87)	—
Proceeds from sales of fixed assets	1	1
Acquisitions	(16)	(319)
Other, net	(1)	1
Net cash used for investing activities	(194)	(416)
Effect of exchange rate changes on cash and cash equivalents	(201)	(9)
Decrease in cash and cash equivalents	(854)	(923)
Cash and cash equivalents at beginning of period	1,958	2,303
Cash and cash equivalents at end of period	$1,104	$1,380
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share figures)	2015	2014
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$930	$1,028
Change in accrued stock compensation costs	(40)	(59)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(53)	(60)
Balance, end of period	$837	$909
RETAINED EARNINGS
Balance, beginning of year	$10,335	$9,452
Net income attributable to the Company	482	443
Dividend equivalents declared – (per share amounts: $0.56 in 2015 and $0.50 in 2014)	(1)	(1)
Dividends declared – (per share amounts: $0.56 in 2015 and $0.50 in 2014)	(301)	(274)
Balance, end of period	$10,515	$9,620
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,847)	$(2,621)
Other comprehensive income (loss), net of tax	(243)	(87)
Balance, end of period	$(4,090)	$(2,708)
TREASURY SHARES
Balance, beginning of year	$(925)	$(515)
Issuance of shares under stock compensation plans and employee stock purchase plans	174	194
Purchase of treasury shares	(300)	(100)
Balance, end of period	$(1,051)	$(421)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$79	$70
Net income attributable to non-controlling interests	13	13
Distributions	(1)	—
Other changes	—	(1)
Balance, end of period	$91	$82
TOTAL EQUITY	$6,863	$8,043
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     Nature of Operations
Marsh & McLennan Companies, Inc. (the "Company"), a global professional services firm, is organized based on the different services that it offers. Under this organizational structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
The Risk and Insurance Services segment provides risk management activities and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter.
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of March 31, 2015, Mercer had assets under management of $125 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 7 to the consolidated financial statements.
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").
The financial information contained herein reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three-month periods ended March 31, 2015 and 2014.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $171 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
Investments
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
The caption “Investment income” in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $2 million in the first quarter of 2015 compared to $13 million for the same period in 2014.
Income Taxes
The Company's effective tax rate in the first quarter of 2015 was 29.2% compared with 29.5% in the first quarter of 2014. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as changes in circumstances that result in a change in judgment about the beginning balance in valuation allowances, the resolution of tax examinations and expirations of statutes of limitations.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from
$97 million at December 31, 2014 to $100 million at March 31, 2015. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $22 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $5 million and $6 million for the three-month periods ended March 31, 2015 and 2014, respectively. The Consulting segment recorded fiduciary interest income of $1 million for each of the three-month periods ended March 31, 2015 and 2014. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $8.1 billion at March 31, 2015 and $7.3 billion at December 31, 2014. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $26 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended March 31,
(In millions, except per share figures)	2015	2014
Net income from continuing operations	$498	$457
Less: Net income attributable to non-controlling interests	13	13
	$485	$444
Basic weighted average common shares outstanding	539	548
Dilutive effect of potentially issuable common shares	6	8
Diluted weighted average common shares outstanding	545	556
Average stock price used to calculate common stock equivalents	$56.37	$47.84
There were 17.2 million and 21.6 million stock options outstanding as of March 31, 2015 and 2014, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2015 and 2014.

(In millions of dollars)	2015	2014
Assets acquired, excluding cash	$30	$464
Liabilities assumed	(2)	(38)
Contingent/deferred purchase consideration	(12)	(113)
Net cash outflow for current year acquisitions	$16	$313

(In millions of dollars)	2015	2014
Interest paid	$40	$44
Income taxes paid	$118	$120
The Company paid deferred purchase consideration related to prior years' acquisitions of $26 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.
The Company had non-cash issuances of common stock of $64 million and $92 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to its share-based payment plans. The Company recorded share-based compensation expense related to equity awards (excluding stock options) of $16 million and $26 million for the three-month periods ended March 31, 2015 and 2014, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition, that reduced the net cash flow used for operations by $82 million for the quarter ended March 31, 2015.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month periods ended March 31, 2015 and 2014, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	—	128	(423)	(295)
Amounts reclassified from accumulated other comprehensive income	—	52	—	52
Net current period other comprehensive income (loss)	—	180	(423)	(243)
Balance as of March 31, 2015	$5	$(3,213)	$(882)	$(4,090)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive income (loss) before reclassifications	—	(199)	78	(121)
Amounts reclassified from accumulated other comprehensive income	—	34	—	34
Net current period other comprehensive income (loss)	—	(165)	78	(87)
Balance as of March 31, 2014	$5	$(2,847)	$134	$(2,708)

The components of other comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014 are as follows:

Three Months Ended March 31,	2015			2014
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(426)	$(3)	$(423)	$71	$(7)	$78
Unrealized investment gains (losses)	—	—	—	—	—	—
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	—	—	—	(3)	(1)	(2)
Net actuarial losses (a)	77	25	52	51	15	36
Subtotal	77	25	52	48	14	34
Effect of remeasurement	(4)	(1)	(3)	(166)	(33)	(133)
Effect of curtailment	—	—	—	(65)	(13)	(52)
Plan Termination	(6)	(2)	(4)	—	—	—
Foreign currency translation adjustments	169	34	135	(17)	(2)	(15)
Other	—	—	—	1	—	1
Pension/post-retirement plans (losses) gains	236	56	180	(199)	(34)	(165)
Other comprehensive income (loss)	$(190)	$53	$(243)	$(128)	$(41)	$(87)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company completed 3 acquisitions during the first three months of 2015.

•	January – Marsh acquired INGESEG S.A., an insurance brokerage located in Argentina.

•
February – Oliver Wyman acquired TeamSAI, a Georgia-based provider of consulting and technical services to the transportation industry, and Mercer acquired Strategic Capital Management AG, a Switzerland-based institutional investment advisor.

Total purchase consideration for acquisitions made during the first three months of 2015 was $32 million, which consisted of cash paid of $20 million and deferred purchase and estimated contingent consideration of $12 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $26 million of deferred purchase consideration and $19 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $3 million.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2015 based on their fair values:

For the Three Months Ended March 31, 2015
(In millions of dollars)
Cash	$20
Estimated fair value of deferred/contingent consideration	12
Total Consideration	$32
Allocation of purchase price:
Cash and cash equivalents	$4
Accounts receivable, net	3
Intangible assets	10
Goodwill	12
Other assets	5
Total assets acquired	34
Current liabilities	—
Other liabilities	2
Total liabilities assumed	2
Net assets acquired	$32
Prior Year Acquisitions
The Risk and Insurance Services segment completed fifteen acquisitions during 2014.

•
January – Marsh & McLennan Agency ("MMA") acquired Barney & Barney, LLC, a San Diego-based insurance broking firm that provides insurance, risk management and employee benefits solutions to businesses and individuals throughout the U.S. and abroad, Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a surety bonding agency based in North Carolina.

•
February – Marsh acquired Central Insurance Services, an independent insurance broker in Scotland that provides insurance broking and risk advisory services to companies of all sizes across industry sectors.

•	March – MMA acquired Capstone Insurance Services, LLC, an agency that provides property-casualty insurance and risk management solutions to businesses and individuals throughout South Carolina.

•
May – MMA acquired Kinker-Eveleigh Insurance Agency, an Ohio-based agency specializing in property-casualty and employee benefits solutions, VISICOR, a full-service employee benefits brokerage and consulting firm based in Texas, and Senn Dunn Insurance, a full-service insurance brokerage located in North Carolina.

•	August – Marsh acquired Seguros Morrice y Urrutia S.A., an insurance broker based in Panama City, Panama.

•	September – Marsh acquired Kocisko Insurance Brokers, Inc., a full-service commercial insurance brokerage located in Montreal, Quebec.

•	October – MMA acquired NuWest Insurance Services, Inc., a California-based property-casualty agency.

•	November – Marsh acquired Torrent Technologies, Inc., a Montana-based flood insurance specialist.

•
December – Marsh acquired Seafire Insurance Services, LLC, a Kansas-based managing general underwriter, and Trade Insure NV, a leading distributor of credit insurance policies in Belgium, and MMA acquired The Benefit Planning Group, Inc., a North Carolina-based employee benefit consulting firm.

The Consulting segment completed six acquisitions during 2014.

•	February – Mercer acquired Transition Assist, a retiree exchange specializing in helping retirees in employer-sponsored plans select Medicare supplemental health care insurance.

•	September – Oliver Wyman acquired Bonfire Communications, an agency specializing in employee engagement and internal communications based in San Francisco, California.

•
November – Mercer acquired AUSREM, a remuneration research and workforce consulting specialist based in Australia, and Jeitosa Group International, a global HR business consultancy and IT systems integration firm.

•
December – Mercer acquired Denarius, a compensation and benefits survey and information products consulting firm based in Chile, and Oliver Wyman acquired OC&C Strategy Consultants (Boston) LLC (part of the OC&C network), a Boston-based consulting firm specializing in the business media, information services and education sectors.

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
Pro-Forma Information
The Company believes its acquisitions made during the first three months of 2015 are immaterial and no pro-forma adjustments to information presented for 2015 or 2014 has been made for those acquisitions. The information presented for the 2014 acquisitions is as if they occurred on January 1, 2013. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2015	2014
Revenue	$3,215	$3,302
Income from continuing operations	$498	$460
Net income attributable to the Company	$482	$445
Basic net income per share:
– Continuing operations	$0.90	$0.81
– Net income attributable to the Company	$0.89	$0.81
Diluted net income per share:
– Continuing operations	$0.89	$0.80
– Net income attributable to the Company	$0.88	$0.80

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statement of income for the three-months ended March 31, 2015 includes approximately $3 million of revenue and $0 million of operating income related to acquisitions made in 2015.
8.     Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Three Months Ended March 31,
(In millions of dollars, except per share figures)	2015	2014
Disposals of discontinued operations	$(5)	$—
Income tax (credit) expense	(2)	1
Disposals of discontinued operations, net of tax	(3)	(1)
Discontinued operations, net of tax	$(3)	$(1)
Discontinued operations, net of tax per share
– Basic	$(0.01)	$—
– Diluted	$(0.01)	$—
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considers numerous factors, which include that the fair value of each reporting unit exceeds its fair value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2014 and concluded that a two-step goodwill impairment test was not required in 2014, that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions of dollars)	2015	2014
Balance as of January 1, as reported	$7,241	$6,893
Goodwill acquired	12	267
Other adjustments(a)	(93)	(1)
Balance at March 31,	$7,160	$7,159

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at March 31, 2015 is as follows: Risk & Insurance Services, $5 billion and Consulting, $2.2 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	March 31, 2015			December 31, 2014
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$1,163	$491	$672	$1,177	$485	$692
Aggregate amortization expense for the three months ended March 31, 2015 and 2014 was $24 million and $22 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2015 (excludes amortization through March 31, 2015)	$66
2016	77
2017	74
2018	72
2019	73
Subsequent years	310
$672
10.     Fair Value Measurements
Fair Value Hierarchy
The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the Financial Accounting Standards Board ("FASB"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, for disclosure purposes, is determined based on the lowest level input that is significant to the fair value measurement. Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:

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
Valuation Techniques
Equity Securities and Mutual Funds – Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange, or official closing bid price for certain markets.
Contingent Consideration Liability – Level 3
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14
Assets:
Financial instruments owned:
Mutual funds(a)	$140	$150	$—	$—	$—	$—	$140	$150
Money market funds(b)	36	107	—	—	—	—	36	107
Total assets measured at fair value	$176	$257	$—	$—	$—	$—	$176	$257
Fiduciary Assets:
Money market funds	$95	$57	$—	$—	$—	$—	$95	$57
Total fiduciary assets measured at fair value	$95	$57	$—	$—	$—	$—	$95	$57
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$206	$207	$206	$207
Total liabilities measured at fair value	$—	$—	$—	$—	$206	$207	$206	$207

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the three-month period ended March 31, 2015, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of March 31, 2015 and 2014 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2015	2014
Balance at January 1,	$207	$104
Additions	8	55
Payments	(19)	(30)
Revaluation Impact	10	4
Balance at March 31,	$206	$133

The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $10 million in the three-month period ended March 31, 2015. A 5% increase in the above mentioned projections would increase the liability by approximately $21 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $24 million.
Fair Value of Long-Term Investments
The Company holds investments in certain private companies, public companies and certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments amounted to $399 million at March 31, 2015 and $388 million at December 31, 2014. The Company's investments in private equity funds were $74 million and $61 million at March 31, 2015 and December 31, 2014, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments would be classified as Level 3 in the fair value hierarchy and are included in other assets in the consolidated balance sheets.
During 2014, the Company purchased 34% of the common stock of Alexander Forbes. As of March 31, 2015, the carrying value of the Company’s investment in Alexander Forbes was approximately $278 million. As of March 31, 2015, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the March 31, 2015 closing share price of 10.54 South African Rand per share, was approximately $386 million. The Company’s investment in Alexander Forbes and its other equity investments in private companies are accounted for using the equity method of accounting and included in revenue in the consolidated income statements and in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag basis.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. The Company has elected to account for this investment under the cost method of accounting as the shares purchased are categorized as restricted and cannot be sold for more than one year. When the restrictions on sale are less than one year in duration (January 1, 2017), the shares are expected to be classified as available for sale. This investment would then be classified as Level 2 in the fair value hierarchy and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ at March 31, 2015 and without regard to the restrictions on sale was approximately $104 million.

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
The target asset allocation for the Company's U.S. Plan was 62% equities and equity alternatives and 38% fixed income and at March 31, 2015, the actual allocation for the Company's U.S. Plan was 61% equities and equity alternatives and 39% fixed income. The target asset allocation for the Company's U.K. Plans, which comprises approximately 83% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At March 31, 2015, the actual allocation for the U.K. Plans was 47% equities and equity alternatives and 53% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$52	$61	$1	$1
Interest cost	146	161	2	3
Expected return on plan assets	(243)	(248)	—	—
Amortization of prior service credit	—	(3)	—	—
Recognized actuarial loss	76	51	—	—
Net periodic benefit cost	$31	$22	$3	$4
Curtailment (credit)	—	(65)	—	—
Plan termination	—	—	(128)	—
Total cost (credit)	$31	$(43)	$(125)	$4

U.S. Plans only	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$30	$22	$1	$—
Interest cost	62	63	1	2
Expected return on plan assets	(92)	(86)	—	—
Amortization of prior service credit	—	(2)	—	—
Recognized actuarial loss	45	26	—	—
Net periodic benefit cost	$45	$23	$2	$2
Plan termination	—	—	(128)	—
Total cost (credit)	$45	$23	$(126)	$2
In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.

Significant non-U.S. Plans only	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$22	$39	$—	$1
Interest cost	84	98	1	1
Expected return on plan assets	(151)	(162)	—	—
Amortization of prior service cost	—	(1)	—	—
Recognized actuarial loss	31	25	—	—
Net periodic benefit cost	$(14)	$(1)	$1	$2
Curtailment (credit)	—	(65)	—	—
Total (credit) cost	$(14)	$(66)	$1	$2

After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and replaced those plans, along with its existing U.K. defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans, and as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the projected benefit obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The net periodic benefit costs recognized in 2014 were the weighted average resulting from the December 31, 2013 measurement and the January 2014 re-measurement. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was mostly offset by the cost of a transition benefit for certain employees most impacted by the amendment, which is not part of net periodic pension cost.
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
March 31,	2015	2014	2015	2014
Weighted average assumptions:
Expected return on plan assets	7.25%	7.53%	—%	—%
Discount rate	3.79%	4.74%	4.08%	5.03%
Rate of compensation increase	2.42%	2.64%	—%	—%
The Company made approximately $42 million of contributions to its U.S. and non-U.S. defined benefit plans in the first three months of 2015. The Company expects to contribute approximately $152 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2015.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2015	December 31, 2014
Short-term:
Current portion of long-term debt	$61	$11

Long-term:
Senior notes – 2.30% due 2017	249	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	300	300
Senior notes – 2.35% due 2020	500	—
Senior notes – 4.80% due 2021	497	497
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	599	595
Senior notes – 3.50% due 2025	498	498
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	400	403
Term Loan Facility – due 2016	50	50
Other	2	1
	3,889	3,387
Less current portion	61	11
	$3,828	$3,376
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
In March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company intends to use the net proceeds for general corporate purposes.
In September 2014, the Company issued $300 million of 2.35% five-year senior notes and $500 million of 3.50% 10.5 year senior notes. In October 2014, a significant portion of the net proceeds of this offering were used to redeem $630 million of debt, including $230 million of 5.75% senior notes due in September 2015 and $400 million of 9.25% senior notes due in 2019. Total cash outflow related to this transaction was approximately $765 million, including a $137 million cost for early redemption, which was reflected as a charge in the consolidated statements of income in the fourth quarter of 2014.
In May 2014, the Company issued $600 million of 3.50% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, which included the repayment of $320 million of the existing 5.375% senior notes, which matured on July 15, 2014.
On March 27, 2014, the Company and certain of its foreign subsidiaries amended and restated its $1.0 billion facility into a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2015.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at March 31, 2015 was 1.17%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings outstanding under this facility at March 31, 2015.

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

	March 31, 2015		December 31, 2014
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$61	$61	$11	$11
Long-term debt	$3,828	$4,009	$3,376	$3,493
The fair value of the Company’s short-term debt, which consists primarily of term debt maturing in the next year, approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.
13.    Restructuring Costs
The Company recorded total restructuring costs of $2 million in the first three months of 2015 primarily for future rent under non-cancelable leases. These costs were incurred in Corporate.
Details of the restructuring activity from January 1, 2014 through March 31, 2015, which includes liabilities from actions prior to 2015, are as follows:

(In millions of dollars)	Liability at 1/1/14	Amounts Accrued	Cash Paid	Other	Liability at 12/31/14	Amounts Accrued	Cash Paid	Other	Liability at 3/31/15
Severance	$11	$4	$(8)	$—	$7	$—	$(2)	$—	$5
Future rent under non-cancelable leases and other costs	113	8	(35)	(1)	85	2	(5)	(1)	81
Total	$124	$12	$(43)	$(1)	$92	$2	$(7)	$(1)	$86
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.
14.    Common Stock
During the first three months of 2015, the Company repurchased approximately 5.3 million shares of its common stock for consideration of $300 million. In May 2014, the Board of Directors of the Company authorized share repurchases of up to $2 billion of the Company's common stock. At March 31, 2015, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1 billion. There is no time limit on the authorization. During the first three months of 2014, the Company repurchased 2 million shares of its common stock for consideration of $100 million.
15.    Claims, Lawsuits and Other Contingencies
Litigation Matters
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims may seek damages, including punitive and treble damages, in amounts that could, if awarded, be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company uses case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Governmental Inquiries and Enforcement Matters
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which the Company operates. In the ordinary course of business, the Company is also subject to subpoenas, investigations, lawsuits and other regulatory actions undertaken by governmental authorities.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited (“River Thames”), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the “ILU”) by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2015, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from us under the guarantee.
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
* * * *
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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2014 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	Revenue		Operating Income (Loss)
2015–
Risk and Insurance Services	$1,803	(a)	$533
Consulting	1,421	(b)	248
Total Operating Segments	3,224		781
Corporate / Eliminations	(9)		(46)
Total Consolidated	$3,215		$735
2014–
Risk and Insurance Services	$1,839	(a)	$493
Consulting	1,432	(b)	225
Total Operating Segments	3,271		718
Corporate / Eliminations	(7)		(45)
Total Consolidated	$3,264		$673

(a)
Includes inter-segment revenue of $1 million and $0 million in 2015 and 2014, respectively, interest income on fiduciary funds of $5 million and $6 million in 2015 and 2014, respectively, and equity method income of $2 million and $0 million in 2015 and 2014, respectively.

(b)
Includes inter-segment revenue of $8 million and $7 million in 2015 and 2014, respectively, interest income on fiduciary funds of $1 million in both 2015 and 2014, and equity method income of $3 million in 2015 and $0 million in 2014.

Details of operating segment revenue for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	2015	2014
Risk and Insurance Services
Marsh	$1,434	$1,457
Guy Carpenter	369	382
Total Risk and Insurance Services	1,803	1,839
Consulting
Mercer	1,037	1,061
Oliver Wyman Group	384	371
Total Consulting	1,421	1,432
Total Operating Segments	3,224	3,271
Corporate / Eliminations	(9)	(7)
Total	$3,215	$3,264

17.    New Accounting Guidance
In February 2015, the FASB issued new accounting guidance intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.
In January 2015, the FASB issued new accounting guidance that eliminated the concept of extraordinary items. The guidance is effective for annual periods beginning after December 15, 2015. The guidance may be adopted prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the guidance is not expected to materially affect the Company's financial condition, results of operations or cash flows.
In June 2014, the FASB issued new accounting guidance to clarify the treatment of share-based payment awards that require a specific performance target to be achieved in order for employees to be eligible to vest in the awards which include terms that may provide that the performance conditions could be achieved after an employee completes the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, a reporting entity should apply the existing guidance as it relates to awards with performance conditions that affect vesting. The guidance is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. Adoption of the guidance is not expected to materially affect the Company's financial condition, results of operations or cash flows.
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
In April 2014, the FASB issued new accounting guidance which changes the criteria for reporting discontinued operations and enhances disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations, such as disposal of a major geographic area or a major line of business, should be presented as discontinued operations. Those strategic shifts should have a major impact on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014. Adoption of the guidance did not affect the Company's financial condition, results of operations or cash flows.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy, and people. It is the parent company of a number of leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 57,000 employees worldwide and annual revenue of more than $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share figures)	2015	2014
Revenue	$3,215	$3,264
Expense:
Compensation and Benefits	1,730	1,839
Other Operating Expenses	750	752
Operating Expenses	2,480	2,591
Operating Income	735	673
Income from Continuing Operations	498	457
Discontinued Operations, net of tax	(3)	(1)
Net Income Before Non-Controlling Interests	495	456
Net Income Attributable to the Company	$482	$443
Income From Continuing Operations Per Share:
Basic	$0.90	$0.81
Diluted	$0.89	$0.80
Net Income Per Share Attributable to the Company:
Basic	$0.89	$0.81
Diluted	$0.88	$0.80
Average Number of Shares Outstanding:
Basic	539	548
Diluted	545	556
Shares Outstanding at March 31	538	549
The Company's consolidated operating income increased 9% to $735 million in the first quarter of 2015 compared with $673 million in the prior year. This reflects the combined impact of a 1% decrease in revenue and a 4% decrease in expense. In the first quarter of 2015, the Company was adversely impacted by the strengthening of the U.S. dollar, which had the effect of reducing the translated value of the Company’s foreign earnings while pension expense worldwide increased due to lower interest rates. The impact of these headwinds was more than offset in the quarter by the impact of a net credit from the termination of the Company's post-65 retiree medical reimbursement plan in the U.S. (the "RRA plan") of approximately $125 million. Risk and Insurance Services operating income increased $40 million or 8% while Consulting operating income increased $23 million or 10% compared with the same period last year.
Income from continuing operations increased $41 million, or 9%, primarily reflecting the increase in operating income discussed above and a decrease in interest expense, partly offset by a decrease in investment income. Diluted net income per share from continuing operations increased 11% to $0.89, reflecting the increase in income from continuing operations and a 2% decrease in the average number of diluted shares outstanding as compared to the same period last year. Shares issued related to the vesting of share awards and exercise of employee stock options were more than offset by share repurchases over the past four quarters.

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

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Risk and Insurance Services
Marsh	$1,430	$1,452	(2)%	(7)%	3%	3%
Guy Carpenter	368	381	(4)%	(4)%	(2)%	2%
Subtotal	1,798	1,833	(2)%	(6)%	2%	3%
Fiduciary Interest Income	5	6
Total Risk and Insurance Services	1,803	1,839	(2)%	(6)%	2%	3%
Consulting
Mercer	1,037	1,061	(2)%	(6)%	—	4%
Oliver Wyman Group	384	371	4%	(6)%	2%	8%
Total Consulting	1,421	1,432	(1)%	(6)%	1%	5%
Corporate/Eliminations	(9)	(7)
Total Revenue	$3,215	$3,264	(1)%	(6)%	1%	4%

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Marsh:
EMEA	$563	$617	(9)%	(12)%	1%	2%
Asia Pacific	148	151	(2)%	(7)%	—	5%
Latin America	81	84	(3)%	(13)%	4%	6%
Total International	792	852	(7)%	(11)%	1%	3%
U.S. / Canada	638	600	6%	(1)%	5%	3%
Total Marsh	$1,430	$1,452	(2)%	(7)%	3%	3%
Mercer:
Health	$384	$388	(1)%	(4)%	—	3%
Retirement	331	357	(7)%	(7)%	—	—
Investments	205	199	3%	(10)%	1%	13%
Talent	117	117	—	(6)%	3%	4%
Total Mercer	$1,037	$1,061	(2)%	(6)%	—	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2015 was $3.2 billion, a decrease of 1% on a reported basis, reflecting a 4% increase on an underlying basis and a 1% increase from the impact of acquisitions, which were more than offset by a decrease of 6% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the first quarter of 2015 was $1.8 billion, a decrease of 2% from the same period last year. Revenue increased 3% on an underlying basis and 2% from the impact of acquisitions, offset by a 6% decrease from the impact of foreign currency translation. Consulting revenue of $1.4 billion in the first quarter of 2015 decreased 1% from the same period in 2014. Revenue increased 5% on an underlying basis as compared to the same period last year, offset by the impact of foreign currency translation.
Operating Expense
Consolidated operating expense in the first quarter decreased 4% compared to the same period last year and was flat on an underlying basis. First quarter results reflect a net benefit from actions relating to the RRA plan that more than offset higher expenses related to pension plans.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2015	2014
Revenue	$1,803	$1,839
Compensation and Benefits	862	941
Other Expenses	408	405
Expense	1,270	1,346
Operating Income	$533	$493
Operating Income Margin	29.6%	26.8%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2015 was $1.8 billion, a decrease of 2% as compared to the same period last year, reflecting the impact of a 6% decrease from foreign currency translation, partly offset by a 3% increase in underlying revenue and a 2% increase from acquisitions.
In Marsh, revenue in the first quarter of 2015 was $1.4 billion, a decrease of 2% compared with the same quarter of the prior year, reflecting a 7% decrease from foreign currency translation, partly offset by a 3% increase in acquisitions and an increase of 3% on an underlying basis. The increase in underlying revenue was driven primarily by new business. The international division grew 3% on an underlying basis, with growth of 2% in EMEA, 5% in Asia Pacific and 6% in Latin America. Underlying revenue increased 3% in U.S./Canada. Guy Carpenter's first quarter revenue decreased 4% compared to the same period in the prior year, reflecting a 4% decrease from the impact of foreign exchange translation. Underlying revenue increased 2% as compared to the same period last year due to growth in Global Specialties, primarily Marine and Lloyd's Property. International operations showed strong results and expansion in U.S. Treaty drove the U.S. Operations.
Expense
Expenses in the Risk and Insurance Services segment decreased 6% in the first quarter of 2015 compared with the same period last year, or 2% on an underlying basis. Foreign currency translation reduced expense by 6%, offset by a 2% increase related to acquisitions. The decrease in underlying expenses reflects the impact of the net benefit from the termination of the RRA plan, partly offset by higher base salaries and pension costs.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2015	2014
Revenue	$1,421	$1,432
Compensation and Benefits	783	813
Other Expenses	390	394
Expense	1,173	1,207
Operating Income	$248	$225
Operating Income Margin	17.4%	15.8%
Revenue
Consulting revenue in the first quarter of 2015 decreased 1% reflecting a 5% increase on an underlying basis and a 1% increase related to acquisitions, which were more than offset by a 6% decrease from the impact of foreign currency translation. Mercer's revenue decreased 2% to $1.0 billion. On an underlying basis, Mercer's revenue increased 4% compared to the same period last year. The increase in underlying revenue was driven by growth in Health,Talent and Investments, which increased 3%, 4% and 13%, respectively. Oliver Wyman's revenue increased 4% to $384 million in the first quarter of 2015 as compared to the same period last year, reflecting an 8% increase on an underlying basis, a 2% increase from acquisitions, partly offset by a decrease of 6% from the impact of foreign currency translation.
In February 2015, Mercer made a $75 million strategic investment in Benefitfocus (NASDAQ:BNFT), a benefits technology provider. The investment expands the relationship between Mercer Marketplace, MMC's private healthcare exchange, and Benefitfocus.
Expense
Consulting expenses in the first quarter of 2015 decreased 3% from the first quarter of 2014 as a 6% decrease from the impact of foreign currency translation was partly offset by a 3% increase in underlying expenses. The underlying expense increase in the first quarter of 2015 was primarily due to higher base salaries, partly offset by the impact of the net benefit from the termination of the RRA plan.
Corporate and Other
Corporate expenses in the first quarter of 2015 were $46 million compared with $45 million in the prior year.

Interest
Interest income earned on corporate funds was $3 million in the first quarter of 2015, compared with $5 million in the first quarter of 2014, reflecting a lower level of invested funds and lower effective interest rates. Interest expense decreased $6 million in 2015 compared with the first quarter of 2014. The decrease was due to lower average interest rates compared with the prior year.
Investment Income
The caption "Investment income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $2 million in the first quarter of 2015 compared to $13 million for the same period in 2014. The gains recorded in 2015 primarily relate to our investments in private equity funds. Investment income in 2014 included $7 million related to our general partner carried interest in Trident III that was no longer subject to claw-back, and gains of $6 million primarily related to our investments in private equity funds. At March 31, 2015, the Company had deferred performance fees of approximately $20 million related to Trident III. The timing of recognition of the remaining deferred performance fees from Trident III is unknown and is not controlled by the Company.

Income Taxes
The Company's effective tax rate in the first quarter of 2015 was 29.2% compared with 29.5% in the first quarter of 2014. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the U.S. In 2015, the forecasted pre-tax income in the U.K., Canada, Australia, Germany, and Bermuda is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 21%, 27%, 30%, 33% and 0%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. A loss in one jurisdiction generally cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Consequently, losses in certain operations may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased from $97 million at December 31, 2014 to $100 million at March 31, 2015. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by an amount between zero and approximately $22 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
Dispositions
Summarized Statements of Income data for discontinued operations is as follows:

	Three Months
(In millions of dollars, except per share figures)	2015	2014
Disposals of discontinued operations	$(5)	$—
Income tax (credit) expense	(2)	1
Disposals of discontinued operations, net of tax	(3)	(1)
Discontinued operations, net of tax	$(3)	$(1)
Discontinued operations, net of tax per share
– Basic	$(0.01)	$—
– Diluted	$(0.01)	$—

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2014, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $171 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2015 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company's cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, which could result in higher effective tax rates in the future.
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
Operating Cash Flows
The Company used $530 million of cash from operations for the three months ended March 31, 2015, compared with $380 million used by operations for the same period in 2014. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments and from the disposition of businesses, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions. The use of cash is driven primarily by cash award payments, which are generally paid in the first quarter of each each year.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first three months of 2015, the Company contributed $36 million to its non-U.S. pension plans and $6 million to its U.S. pension plans. In the first quarter of 2014, the Company contributed $47 million to its non-U.S. pension plans and $7 million to its U.S. pension plans.
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
The Company expects to fund an additional $133 million to its non-U.S. defined benefit plans over the remainder of 2015, comprising approximately $84 million to plans outside of the U.K. and $49 million to the U.K. plans.
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
Financing Cash Flows
Net cash provided by financing activities was $71 million for the period ended March 31, 2015, compared with $118 million net cash used for the same period in 2014.
In March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company intends to use the net proceeds for general corporate purposes.
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
During the second quarter of 2014, the Company issued $600 million of 3.5% ten-year senior notes. A portion of the net proceeds of this offering was used for general corporate purposes, including the repayment of $320 million of 5.375% senior notes that matured in July 2014.
The Company and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings, which are set forth below. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2015.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the current revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at March 31, 2015.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
During the first three months of 2015, the Company paid $19 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $6 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $13 million for the first quarter of 2015, are reflected as operating cash flows. In the first three months of 2015, the Company paid $26 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $72 million and estimated future contingent consideration payments of $206 million for acquisitions completed in the first three months of 2015 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2015.
In the first three months of 2014, the Company paid $30 million of contingent payments related to acquisitions made in prior periods. Of this amount, $20 million was reported as financing cash flows and $10 million as operating cash flows. In addition, in the first three months of 2014, the Company paid $6 million of deferred purchase consideration related to acquisitions made in prior years.
In May 2014, the Board of Directors increased the Company's share repurchase program to $2 billion. At March 31, 2015, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1 billion. There is no time limit on this authorization.
During the first three months of 2015, the Company repurchased approximately 5.3 million shares of its common stock for consideration of $300 million. During the first three months of 2014, the Company repurchased approximately 2 million shares of its common stock for consideration of $100 million.
The Company paid dividends on its common shares of $151 million ($0.28 per share) during the first three months of 2015, as compared with $137 million ($0.25 per share) during the first three months of 2014.
Investing Cash Flows
Net cash used for investing activities amounted to $194 million in the first three months of 2015, compared with $416 million used during the same period in 2014.
The Company made 3 acquisitions during the first three months of 2015. Cash used for these acquisitions, net of cash acquired, was $16 million.
During 2014, Mercer acquired 34% of the common shares of South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes"). Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. On July 24, 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $137 million, and on October 2014, the Company paid approximately $166 million for the remaining 19.1% of Alexander Forbes common shares. The investment in Alexander Forbes is accounted for using the equity method and included in other assets in the consolidated balance sheet.
The Company made six acquisitions during the first three months of 2014. Cash used for these acquisitions, net of cash acquired was $313 million.
The Company used cash of $91 million to purchase fixed assets and capitalized software in the first three months of 2015, compared with $99 million in the first three months of 2014, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million.
The Company has commitments for potential future investments of approximately $75 million in three private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2015 (In millions of dollars):

	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$61	$61	$—	$—	$—
Long-term debt	3,841	—	274	1,076	2,491
Interest on long-term debt	1,359	144	283	261	671
Net operating leases	2,138	309	516	383	930
Service agreements	393	175	159	54	5
Other long-term obligations	307	67	202	36	2
Total	$8,099	$756	$1,434	$1,810	$4,099
The above does not include unrecognized tax benefits of $100 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $4 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $19 million and $133 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2015.
New Accounting Guidance
Note 17 to the consolidated financial statements in this report contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	March 31, 2015
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,104
Fiduciary cash and investments	$4,585
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tend to mitigate the impact on net operating income of foreign currency risk. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $54 million. In the fourth quarter of 2014 and the first quarter of 2015, the U.S. dollar strengthened significantly against most currencies. If exchange rates at March 31, 2015 hold constant throughout 2015, the Company estimates the year-over-year impact from conversion of foreign currency earnings would reduce full year net operating income by approximately $120 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. The Company holds publicly traded investments of $92 million of which $17 million are classified as available for sale and $75 million are accounted for using the cost method, as the shares are categorized as restricted and cannot be sold for more than one year. Non-publicly traded investments of $13 million are accounted for using the cost method and an additional $399 million of investments are accounted for using the equity method. These investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
See Note 15 to the consolidated financial statements included elsewhere in this report for a discussion of lawsuits and regulatory proceedings.

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

Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2014, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 5.3 million shares of its common stock for $300 million during the first quarter of 2015. At March 31, 2015, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $1.0 billion. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	1,770,799	$56.4717	1,770,799	$1,247,246,704
February 1-28, 2015	1,457,370	$56.6918	1,457,370	$1,164,625,825
March 1-31, 2015	2,071,342	$56.6681	2,071,342	$1,047,246,728
Total	5,299,511	$56.6090	5,299,511	$1,047,246,728

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

Date:	May 4, 2015	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	May 4, 2015	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1	Sixth Supplemental Indenture, dated as of March 6, 2015, between Marsh & McLennan Companies, Inc. (the "Company") and The Bank of New York Mellon, as trustee

10.1	Letter Agreement, effective as of March 20, 2013, between the Company and Peter J. Beshar

10.2	Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between the Company and Peter J. Beshar

10.3	Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.4	Form of Deferred Stock Unit Award, dated as of March 1, 2015, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase