Form 10-Q
period 2015-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2015-07-31
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 24, 2015, there were outstanding 529,992,560 shares of common stock, par value $1.00 per share, of the registrant.

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

•	the impact of competition on our business, including the impact of our corporate tax rate, which is higher than the tax rate of our international competitors;

•	the impact of fluctuations in foreign currency exchange rates, particularly in light of the recent strengthening of the U.S. dollar against most other currencies worldwide;

•
the impact on our global pension obligations of changes in discount rates and asset returns, as well as projected salary increases, mortality rates, demographics, and inflation, and the impact of cash contributions required to be made to our global defined benefit pension plans due to changes in the funded status of those plans;

•	our exposure to potential liabilities arising from errors and omissions claims against us;

•	our exposure to potential civil remedies or criminal penalties if we fail to comply with foreign and U.S. laws that are applicable in the domestic and international jurisdictions in which we operate;

•	the extent to which we are able to retain existing clients and attract new business, and our ability to effectively incentivize and retain key employees;

•	our ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from, the businesses we acquire;

•	our ability to successfully recover should we experience a disaster or other business continuity problem;

•	the impact of changes in interest rates and deterioration of counterparty credit quality on our cash balances and the performance of our investment portfolios;

•	the impact of potential rating agency actions on our cost of financing and ability to borrow, as well as on our operating costs and competitive position;

•	changes in applicable tax or accounting requirements; and

•
potential income statement effects from the application of FASB's ASC Topic No. 740 ("Income Taxes”) regarding accounting treatment of uncertain tax benefits and valuation allowances, including the effect of any subsequent adjustments to the estimates we use in applying this accounting standard.

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2015	2014	2015	2014
Revenue	$3,225	$3,300	$6,440	$6,564
Expense:
Compensation and benefits	1,826	1,876	3,556	3,715
Other operating expenses	770	777	1,520	1,529
Operating expenses	2,596	2,653	5,076	5,244
Operating income	629	647	1,364	1,320
Interest income	3	5	6	10
Interest expense	(40)	(42)	(76)	(84)
Investment income (loss)	3	(2)	5	11
Income before income taxes	595	608	1,299	1,257
Income tax expense	166	168	372	360
Income from continuing operations	429	440	927	897
Discontinued operations, net of tax	—	(2)	(3)	(3)
Net income before non-controlling interests	429	438	924	894
Less: Net income attributable to non-controlling interests	10	7	23	20
Net income attributable to the Company	$419	$431	$901	$874
Basic net income per share – Continuing operations	$0.78	$0.79	$1.68	$1.60
– Net income attributable to the Company	$0.78	$0.78	$1.68	$1.59
Diluted net income per share – Continuing operations	$0.77	$0.78	$1.66	$1.58
– Net income attributable to the Company	$0.77	$0.77	$1.66	$1.57
Average number of shares outstanding – Basic	535	549	537	548
– Diluted	541	556	543	556
Shares outstanding at June 30	531	546	531	546
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income before non-controlling interests	$429	$438	$924	$894
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	246	136	(180)	207
Gain (loss) related to pension/post-retirement plans	(83)	(42)	153	(241)
Other comprehensive (loss) income, before tax	163	94	(27)	(34)
Income tax expense (credit) on other comprehensive income	(4)	(7)	49	(48)
Other comprehensive (loss) income, net of tax	167	101	(76)	14
Comprehensive income	596	539	848	908
Less: comprehensive income attributable to non-controlling interest	10	7	23	20
Comprehensive income attributable to the Company	$586	$532	$825	$888
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share figures)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$930	$1,958
Receivables
Commissions and fees	3,404	3,142
Advanced premiums and claims	54	50
Other	297	280
	3,755	3,472
Less-allowance for doubtful accounts and cancellations	(96)	(95)
Net receivables	3,659	3,377
Current deferred tax assets	475	521
Other current assets	235	199
Total current assets	5,299	6,055
Goodwill and intangible assets	8,155	7,933
Fixed assets (net of accumulated depreciation and amortization of $1,663 at June 30, 2015 and $1,639 at December 31, 2014)	807	809
Pension related assets	1,148	967
Deferred tax assets	785	876
Other assets	1,219	1,200
	$17,413	$17,840
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except share and per share figures)	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$111	$11
Accounts payable and accrued liabilities	1,748	1,883
Accrued compensation and employee benefits	974	1,633
Accrued income taxes	209	178
Dividends payable	166	—
Total current liabilities	3,208	3,705
Fiduciary liabilities	4,869	4,552
Less – cash and investments held in a fiduciary capacity	(4,869)	(4,552)
	—	—
Long-term debt	3,825	3,376
Pension, post-retirement and post-employment benefits	2,072	2,244
Liabilities for errors and omissions	357	341
Other liabilities	1,079	1,041
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2015
and December 31, 2014	561	561
Additional paid-in capital	842	930
Retained earnings	10,768	10,335
Accumulated other comprehensive loss	(3,923)	(3,847)
Non-controlling interests	89	79
	8,337	8,058
Less – treasury shares, at cost, 29,276,148 shares at June 30, 2015
and 20,499,596 shares at December 31, 2014	(1,465)	(925)
Total equity	6,872	7,133
	$17,413	$17,840
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,
(In millions)	2015	2014
Operating cash flows:
Net income before non-controlling interests	$924	$894
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	156	149
Amortization of intangible assets	48	42
Adjustments and payments related to contingent consideration liability	—	(3)
Provision for deferred income taxes	90	83
Gain on investments	(2)	(10)
Loss on disposition of assets	1	2
Share-based compensation expense	46	51
Changes in assets and liabilities:
Net receivables	(274)	(392)
Other current assets	39	(16)
Other assets	(62)	15
Accounts payable and accrued liabilities	(75)	(7)
Accrued compensation and employee benefits	(659)	(480)
Accrued income taxes	31	61
Contributions to pension and other benefit plans in excess of current year expense/credit	(149)	(118)
Other liabilities	(57)	(39)
Effect of exchange rate changes	49	26
Net cash provided by operations	106	258
Financing cash flows:
Purchase of treasury shares	(775)	(350)
Net increase in commercial paper	50	—
Proceeds from debt	500	595
Repayments of debt	(5)	(5)
Shares withheld for taxes on vested units – treasury shares	(48)	(55)
Issuance of common stock from treasury shares	147	136
Payments of deferred and contingent consideration for acquisitions	(40)	(24)
Distributions of non-controlling interests	(15)	(13)
Dividends paid	(302)	(275)
Net cash (used for) provided by financing activities	(488)	9
Investing cash flows:
Capital expenditures	(176)	(202)
Net (purchases) sales of long-term investments	(90)	2
Proceeds from sales of fixed assets	1	1
Acquisitions	(260)	(383)
Other, net	(3)	1
Net cash used for investing activities	(528)	(581)
Effect of exchange rate changes on cash and cash equivalents	(118)	16
Decrease in cash and cash equivalents	(1,028)	(298)
Cash and cash equivalents at beginning of period	1,958	2,303
Cash and cash equivalents at end of period	$930	$2,005
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Six Months Ended June 30,
(In millions, except per share figures)	2015	2014
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$930	$1,028
Change in accrued stock compensation costs	(19)	(47)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(69)	(67)
Balance, end of period	$842	$914
RETAINED EARNINGS
Balance, beginning of year	$10,335	$9,452
Net income attributable to the Company	901	874
Dividend equivalents declared – (per share amounts: $0.87 in 2015 and $0.78 in 2014)	(2)	(2)
Dividends declared – (per share amounts: $0.87 in 2015 and $0.78 in 2014)	(466)	(427)
Balance, end of period	$10,768	$9,897
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,847)	$(2,621)
Other comprehensive income (loss), net of tax	(76)	14
Balance, end of period	$(3,923)	$(2,607)
TREASURY SHARES
Balance, beginning of year	$(925)	$(515)
Issuance of shares under stock compensation plans and employee stock purchase plans	235	251
Purchase of treasury shares	(775)	(350)
Balance, end of period	$(1,465)	$(614)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$79	$70
Net income attributable to non-controlling interests	23	20
Other changes	(13)	(13)
Balance, end of period	$89	$77
TOTAL EQUITY	$6,872	$8,228
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
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of June 30, 2015, Mercer had assets under management of $136 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 7 to the consolidated financial statements.
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three- and six-month periods ended June 30, 2015 and 2014.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $198 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
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
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available for sale securities and the change in value of the Company’s holdings in certain private equity funds, including equity method gains (losses) on its investment in the Trident funds. The Company’s investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $3 million in the second quarter of 2015 compared to an investment loss of $2 million for the same period in 2014, and investment income of $5 million and $11 million for the six months ended June 30, 2015 and 2014, respectively. Investment income for the six months ended June 30, 2014 included $7 million related to performance fees from its investment in Trident III.
Income Taxes
The Company's effective tax rate in the second quarter of 2015 was 27.9% compared with 27.6% in the second quarter of 2014. The effective tax rate for the first six months of 2015 and 2014 was 28.6%. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, the resolution of tax examinations and expirations of statutes of limitations.
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
During the second quarter of 2015, the Company settled a U.S. federal tax audit with the IRS for the year 2013 and in the second quarter of 2014, settled a U.S. federal tax audit with the IRS for the year 2012.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from
$97 million at December 31, 2014 to $100 million at June 30, 2015. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $24 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $10 million and $12 million for the six-month periods ended June 30, 2015 and 2014, respectively. The Consulting segment recorded fiduciary interest income of $2 million and $3 million for the six-month periods ended June 30, 2015 and 2014, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $8.9 billion at June 30, 2015 and $7.3 billion at December 31, 2014. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $25 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2015	2014	2015	2014
Net income from continuing operations	$429	$440	$927	$897
Less: Net income attributable to non-controlling interests	10	7	23	20
	$419	$433	$904	$877
Basic weighted average common shares outstanding	535	549	537	548
Dilutive effect of potentially issuable common shares	6	7	6	8
Diluted weighted average common shares outstanding	541	556	543	556
Average stock price used to calculate common stock equivalents	$57.75	$49.67	$57.06	$48.75
There were 16.2 million and 20.6 million stock options outstanding as of June 30, 2015 and 2014, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2015 and 2014.

(In millions of dollars)	2015	2014
Assets acquired, excluding cash	$338	$554
Liabilities assumed	(12)	(40)
Contingent/deferred purchase consideration	(95)	(140)
Net cash outflow for current year acquisitions	$231	$374
Cash paid into escrow for future acquisition	29	—
Net cash outflow for acquisitions	$260	$374

(In millions of dollars)	2015	2014
Interest paid	$69	$82
Income taxes paid	$223	$218
The Company paid deferred purchase consideration related to prior years' acquisitions of $28 million and $9 million for the six months ended June 30, 2015 and 2014, respectively.
The Company had non-cash issuances of common stock of $67 million and $102 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to its share-based payment plans. The Company recorded share-based compensation expense related to equity awards (excluding stock options) of $33 million and $41 million for the six-month periods ended June 30, 2015 and 2014, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition, that reduced the net cash flow provided by operations by $82 million for the six months ended June 30, 2015.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three- and six-month periods ended June 30, 2015 and 2014, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2015	$5	$(3,213)	$(882)	$(4,090)
Other comprehensive income (loss) before reclassifications	—	(126)	243	117
Amounts reclassified from accumulated other comprehensive income	—	50	—	50
Net current period other comprehensive income (loss)	—	(76)	243	167
Balance as of June 30, 2015	$5	$(3,289)	$(639)	$(3,923)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2014	$5	$(2,847)	$134	$(2,708)
Other comprehensive income (loss) before reclassifications	—	(69)	137	68
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive income (loss)	—	(36)	137	101
Balance as of June 30, 2014	$5	$(2,883)	$271	$(2,607)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	—	2	(180)	(178)
Amounts reclassified from accumulated other comprehensive income	—	102	—	102
Net current period other comprehensive income (loss)	—	104	(180)	(76)
Balance as of June 30, 2015	$5	$(3,289)	$(639)	$(3,923)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive income (loss) before reclassifications	—	(268)	215	(53)
Amounts reclassified from accumulated other comprehensive income	—	67	—	67
Net current period other comprehensive income (loss)	—	(201)	215	14
Balance as of June 30, 2014	$5	$(2,883)	$271	$(2,607)

The components of other comprehensive income (loss) for the three- and six-month periods ended June 30, 2015 and 2014 are as follows:

Three Months Ended June 30,	2015			2014
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$246	$3	$243	$136	$(1)	$137
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	—	—	—	(2)	(1)	(1)
Net actuarial losses (a)	76	26	50	49	15	34
Subtotal	76	26	50	47	14	33
Effect of remeasurement	1	—	1	—	—	—
Effect of settlement	1	—	1	—	—	—
Foreign currency translation adjustments	(161)	(33)	(128)	(91)	(20)	(71)
Other	—	—	—	2	—	2
Pension/post-retirement plans (losses) gains	(83)	(7)	(76)	(42)	(6)	(36)
Other comprehensive income (loss)	$163	$(4)	$167	$94	$(7)	$101
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

Six Months Ended June 30,	2015			2014
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(180)	$—	$(180)	$207	$(8)	$215
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service gains (a)	—	—	—	(5)	(2)	(3)
Net actuarial losses (a)	153	51	102	100	30	70
Subtotal	153	51	102	95	28	67
Effect of remeasurement	(3)	(1)	(2)	(166)	(33)	(133)
Effect of curtailment	—	—	—	(65)	(13)	(52)
Effect of settlement	1	—	1	—	—	—
Plan Termination	(6)	(2)	(4)	—	—	—
Foreign currency translation adjustments	8	1	7	(108)	(22)	(86)
Other	—	—	—	3	—	3
Pension/post-retirement plans (losses) gains	153	49	104	(241)	(40)	(201)
Other comprehensive (loss) income	$(27)	$49	$(76)	$(34)	$(48)	$14
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company completed 8 acquisitions during the first six months of 2015.

•	January – Marsh acquired INGESEG S.A., an insurance brokerage located in Argentina.

•
February – Oliver Wyman acquired TeamSAI, a Georgia-based provider of consulting and technical services to the transportation industry, and Mercer acquired Strategic Capital Management AG, a Switzerland-based institutional investment advisor.

•
May - Marsh acquired Sylvite Financial Services, Inc., a Canada-based insurance consulting firm and Sumitomo Life Insurance Agency America, Inc., an employee benefits brokerage and consulting firm providing employee benefit and other services to U.S.-based subsidiaries of Japanese companies.

•
June - Marsh & McLennan Agency ("MMA") acquired MHBT, Inc., a Texas-based insurance broker. Marsh acquired SIS Co. Ltd, a Korea-based insurance broker and advisor. Mercer acquired Kepler Associates, a U.K.-based executive remuneration specialist.

Total purchase consideration for acquisitions made during the first six months of 2015 was $331 million, which consisted of cash paid of $236 million and deferred purchase and estimated contingent consideration of $95 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $28 million of deferred purchase consideration and $33 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $3 million.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2015 based on their fair values:

For the Six Months Ended June 30, 2015
(In millions of dollars)
Cash	$236
Estimated fair value of deferred/contingent consideration	95
Total Consideration	$331
Allocation of purchase price:
Cash and cash equivalents	$5
Accounts receivable, net	8
Property, plant, and equipment	2
Intangible assets	138
Goodwill	188
Other assets	2
Total assets acquired	343
Current liabilities	9
Other liabilities	3
Total liabilities assumed	12
Net assets acquired	$331
Prior Year Acquisitions
The Risk and Insurance Services segment completed fifteen acquisitions during 2014.

•
January – MMA acquired Barney & Barney, LLC, a San Diego-based insurance broking firm that provides insurance, risk management and employee benefits solutions to businesses and individuals throughout the U.S. and abroad, Great Lakes Employee Benefits Services, Inc., an employee group benefits consulting and brokerage firm based in Michigan, and Bond Network, Inc., a surety bonding agency based in North Carolina.

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

Total purchase consideration for acquisitions made during the first six months of 2014 was $534 million, which consisted of cash paid of $394 million and deferred purchase and estimated contingent consideration of $140 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first six months of 2014, the Company also paid $9 million of deferred purchase consideration and $36 million of contingent consideration related to acquisitions made in prior years.
Pro-Forma Information
While the Company does not believe its acquisitions in the aggregate are material, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2015 and 2014. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2014 and reflects acquisitions made in 2014 as if they occurred on January 1, 2013. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2015	2014	2015	2014
Revenue	$3,241	$3,352	$6,488	$6,683
Income from continuing operations	$433	$441	$934	$902
Net income attributable to the Company	$422	$432	$908	$879
Basic net income per share:
– Continuing operations	$0.79	$0.79	$1.70	$1.61
– Net income attributable to the Company	$0.79	$0.79	$1.69	$1.60
Diluted net income per share:
– Continuing operations	$0.78	$0.78	$1.68	$1.59
– Net income attributable to the Company	$0.78	$0.78	$1.67	$1.58
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three- and six-month periods ended June 30, 2015 include approximately $15 million and $18 million of revenue, respectively, and $0 million and $1 million of operating income, respectively, related to acquisitions made in 2015.
8.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considers numerous factors, which include whether the fair value of each reporting unit exceeded its fair value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2014 and concluded that a two-step goodwill impairment test was not required in 2014 and that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions of dollars)	2015	2014
Balance as of January 1, as reported	$7,241	$6,893
Goodwill acquired	188	334
Other adjustments(a)	(48)	3
Balance at June 30,	$7,381	$7,230

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at June 30, 2015 is as follows: Risk & Insurance Services, $5.2 billion and Consulting, $2.2 billion.

Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	June 30, 2015			December 31, 2014
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$1,292	$518	$774	$1,177	$485	$692
Aggregate amortization expense for the six months ended June 30, 2015 and 2014 was $48 million and $42 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2015 (excludes amortization through June 30, 2015)	$55
2016	98
2017	94
2018	88
2019	83
Subsequent years	356
$774
9.     Fair Value Measurements
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

Assets and liabilities utilizing Level 1 inputs include exchange-traded mutual funds and money market funds.

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

The Company does not have any assets or liabilities that utilize Level 2 inputs.

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14
Assets:
Financial instruments owned:
Mutual funds(a)	$142	$150	$—	$—	$—	$—	$142	$150
Money market funds(b)	40	107	—	—	—	—	40	107
Total assets measured at fair value	$182	$257	$—	$—	$—	$—	$182	$257
Fiduciary Assets:
Money market funds	$66	$57	$—	$—	$—	$—	$66	$57
Total fiduciary assets measured at fair value	$66	$57	$—	$—	$—	$—	$66	$57
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$244	$207	$244	$207
Total liabilities measured at fair value	$—	$—	$—	$—	$244	$207	$244	$207

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the six-month period ended June 30, 2015, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of June 30, 2015 and 2014 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2015	2014
Balance at January 1,	$207	$104
Additions	49	67
Payments	(33)	(36)
Revaluation Impact	21	9
Balance at June 30,	$244	$144

The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $21 million in the six-month period ended June 30, 2015. A 5% increase in the above mentioned projections would increase the liability by approximately $23 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $31 million.
Fair Value of Long-Term Investments
The Company holds investments in certain private companies, public companies and certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments amounted to $424 million at June 30, 2015 and $388 million at December 31, 2014. The Company's investments in private equity funds were $77 million and $61 million at June 30, 2015 and December 31, 2014, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments would be classified as Level 3 in the fair value hierarchy and are included in other assets in the consolidated balance sheets.
During 2014, the Company purchased 34% of the common stock of Alexander Forbes. As of June 30, 2015, the carrying value of the Company’s investment in Alexander Forbes was approximately $301 million. As of June 30, 2015, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the June 30, 2015 closing share price of 9.00 South African Rand per share, was approximately $324 million. The Company’s investment in Alexander Forbes and its other equity investments in private companies are accounted for using the equity method of accounting and included in revenue in the consolidated income statements and in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag basis.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. The Company has elected to account for this investment under the cost method of accounting as the shares purchased are categorized as restricted and cannot be sold for more than one year. When the restrictions on sale are less than one year in duration (January 1, 2017), the shares are expected to be classified as available for sale. This investment would then be classified as Level 2 in the fair value hierarchy and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ at June 30, 2015 and without regard to the restrictions on sale was approximately $124 million.
10.    Retirement Benefits
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at June 30, 2015, the actual allocation for the Company's U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target asset allocation for the Company's U.K. Plans, which comprises approximately 83% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At June 30, 2015, the actual allocation for the U.K. Plans was 48% equities and equity alternatives and 52% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$50	$62	$1	$1
Interest cost	146	161	2	3
Expected return on plan assets	(243)	(250)	—	—
Amortization of prior service credit	—	(3)	1	—
Recognized actuarial loss (gain)	78	53	(1)	—
Net periodic benefit cost	$31	$23	$3	$4

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$102	$123	$2	$2
Interest cost	292	322	4	6
Expected return on plan assets	(486)	(498)	—	—
Amortization of prior service credit	—	(6)	1	—
Recognized actuarial loss (gain)	154	104	(1)	—
Net periodic benefit cost	$62	$45	$6	$8
Curtailment credit	—	(65)	—	—
Plan termination	—	—	(128)	—
Total cost (credit)	$62	$(20)	$(122)	$8

U.S. Plans only	Pension		Post-retirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$29	$23	$—	$1
Interest cost	63	62	1	2
Expected return on plan assets	(92)	(87)	—	—
Amortization of prior service credit	—	(2)	1	—
Recognized actuarial loss (gain)	46	27	(1)	(1)
Net periodic benefit cost	$46	$23	$1	$2
Plan termination	—	—	—	—
Total cost	$46	$23	$1	$2

U.S. Plans only	Pension		Post-retirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$59	$45	$1	$1
Interest cost	125	125	2	4
Expected return on plan assets	(184)	(173)	—	—
Amortization of prior service credit	—	(4)	1	—
Recognized actuarial loss (gain)	91	53	(1)	(1)
Net periodic benefit cost	$91	$46	$3	$4
Plan termination	—	—	(128)	—
Total cost (credit)	$91	$46	$(125)	$4

In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.

Significant non-U.S. Plans only	Pension		Post-retirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$21	$39	$1	$—
Interest cost	83	99	1	1
Expected return on plan assets	(151)	(163)	—	—
Amortization of prior service credit	—	(1)	—	—
Recognized actuarial loss	32	26	—	1
Net periodic benefit (credit) cost	$(15)	$—	$2	$2

Significant non-U.S. Plans only	Pension		Post-retirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$43	$78	$1	$1
Interest cost	167	197	2	2
Expected return on plan assets	(302)	(325)	—	—
Amortization of prior service cost	—	(2)	—	—
Recognized actuarial loss	63	51	—	1
Net periodic benefit (credit) cost	$(29)	$(1)	$3	$4
Curtailment (credit)	—	(65)	—	—
Total (credit) cost	$(29)	$(66)	$3	$4
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
June 30,	2015	2014	2015	2014
Weighted average assumptions:
Expected return on plan assets	7.25%	7.53%	—%	—%
Discount rate	3.79%	4.74%	4.08%	5.03%
Rate of compensation increase	2.42%	2.64%	—%	—%

The Company made approximately $88 million of contributions to its U.S. and non-U.S. defined benefit plans in the first six months of 2015. The Company expects to contribute approximately $106 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2015.
11.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	June 30, 2015	December 31, 2014
Short-term:
Commercial paper	$50	$—
Current portion of long-term debt	61	11
	111	11
Long-term:
Senior notes – 2.30% due 2017	249	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	300	300
Senior notes – 2.35% due 2020	500	—
Senior notes – 4.80% due 2021	497	497
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	599	595
Senior notes – 3.50% due 2025	498	498
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	398	403
Term Loan Facility – due 2016	50	50
Other	1	1
	3,886	3,387
Less current portion	61	11
	$3,825	$3,376
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
The Company had $50 million of commercial paper outstanding at June 30, 2015 with a weighted average interest rate of 0.54%.
In March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company used the net proceeds for general corporate purposes.
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
The Company and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2015.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at June 30, 2015 was 1.19%, which is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings outstanding under this facility at June 30, 2015.
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

	June 30, 2015		December 31, 2014
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$111	$111	$11	$11
Long-term debt	$3,825	$3,919	$3,376	$3,493
The fair value of the Company’s short-term debt, which consists primarily of commercial paper and term debt maturing in the next year, approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.
12.    Restructuring Costs
The Company recorded total restructuring costs of $5 million in the first six months of 2015, primarily for future severance and rent under non-cancelable leases. These costs were incurred in Risk and Insurance services ($2 million) and in Corporate ($3 million).
Details of the restructuring activity from January 1, 2014 through June 30, 2015, which includes liabilities from actions prior to 2015, are as follows:

(In millions of dollars)	Liability at 1/1/14	Amounts Accrued	Cash Paid	Other	Liability at 12/31/14	Amounts Accrued	Cash Paid	Liability at 6/30/15
Severance	$11	$4	$(8)	$—	$7	$2	$(4)	$5
Future rent under non-cancelable leases and other costs	113	8	(35)	(1)	85	3	(8)	80
Total	$124	$12	$(43)	$(1)	$92	$5	$(12)	$85
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.
13.    Common Stock
During the first six months of 2015, the Company repurchased approximately 13.5 million shares of its common stock for consideration of $775 million. In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of the Company's common stock. At June 30, 2015, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.8 billion. There is no time limit on the authorization. During the first six months of 2014, the Company repurchased 7 million shares of its common stock for consideration of $350 million.

14.    Claims, Lawsuits and Other Contingencies
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
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee are reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2015, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
From 1980 to 1983, the Company owned indirectly the English & American Insurance Company ("E&A"), which was a member of the ILU. The ILU required the Company to guarantee a portion of E&A's obligations. After E&A became insolvent in 1993, the ILU agreed to discharge the guarantee in exchange for the Company's agreement to post an evergreen letter of credit that is available to pay claims by policyholders on certain E&A policies issued through the ILU and incepting between July 3, 1980 and October 6, 1983. Certain claims have been paid under the letter of credit and the Company anticipates that additional claimants may seek to recover against the letter of credit.
Kroll-related Matters
Under the terms of a stock purchase agreement with Altegrity, Inc. ("Altegrity") related to Altegrity's purchase of Kroll from the Company in August 2010, a copy of which is attached as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010, the Company agreed to provide a limited indemnity to Altegrity with respect to certain Kroll-related litigation and regulatory matters.
* * * *
The pending proceedings and other matters described in this Note 14 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with

FASB ASC Subtopic No. 450-20 (Contingencies - Loss Contingencies). Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
15.    Segment Information
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
Selected information about the Company’s operating segments for the three- and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2015–
Risk and Insurance Services	$1,750	(a)	$427	$3,553	(c)	$960
Consulting	1,487	(b)	248	2,908	(d)	496
Total Operating Segments	3,237		675	6,461		1,456
Corporate / Eliminations	(12)		(46)	(21)		(92)
Total Consolidated	$3,225		$629	$6,440		$1,364
2014–
Risk and Insurance Services	$1,791	(a)	$448	$3,630	(c)	$941
Consulting	1,520	(b)	247	2,952	(d)	472
Total Operating Segments	3,311		695	6,582		1,413
Corporate / Eliminations	(11)		(48)	(18)		(93)
Total Consolidated	$3,300		$647	$6,564		$1,320

(a)
Includes inter-segment revenue of $4 million and $3 million in 2015 and 2014, respectively, interest income on fiduciary funds of $5 million and $6 million in 2015 and 2014, respectively, and equity method income of $0 million and $6 million in 2015 and 2014, respectively.

(b)
Includes inter-segment revenue of $8 million in both 2015 and 2014, interest income on fiduciary funds of $1 million in 2015 and $2 million in 2014, and equity method income of $5 million in 2015 and $0 million in 2014.

(c)
Includes inter-segment revenue of $5 million and $3 million in 2015 and 2014, respectively, interest income on fiduciary funds of $10 million and $12 million in 2015 and 2014, respectively, and equity method income of $2 million in 2015 and $6 million in 2014.

(d)
Includes inter-segment revenue of $16 million and $15 million in 2015 and 2014, respectively, interest income on fiduciary funds of $2 million and $3 million in 2015 and 2014, respectively, and equity method income of $8 million in 2015 and $0 million in 2014.

Details of operating segment revenue for the three- and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2015	2014	2015	2014
Risk and Insurance Services
Marsh	$1,474	$1,495	$2,908	$2,952
Guy Carpenter	276	296	645	678
Total Risk and Insurance Services	1,750	1,791	3,553	3,630
Consulting
Mercer	1,046	1,071	2,083	2,132
Oliver Wyman Group	441	449	825	820
Total Consulting	1,487	1,520	2,908	2,952
Total Operating Segments	3,237	3,311	6,461	6,582
Corporate / Eliminations	(12)	(11)	(21)	(18)
Total	$3,225	$3,300	$6,440	$6,564
16.    New Accounting Guidance
In May 2015, the FASB issued new guidance which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. Instead, an entity would be required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance on the statement of net assets. This guidance is effective for fiscal years beginning after December 13, 2015. The adoption of this new guidance will affect footnote disclosure only and is not expected to have a material impact on the Company's financial statements.
In April 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The guidance is effective for periods beginning after December 15, 2015. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Adoption of the guidance is not expected to materially affect the Company's financial condition, results of operations or cash flows.
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
In May 2014, the FASB issued new accounting guidance to clarify the principles for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity should apply the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance was initially effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, but was deferred to fiscal years beginning on or after December 15, 2017. Entities are permitted to adopt the guidance under one of the following methods: retrospectively to each prior reporting period presented (with certain practical expedients allowed) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. If an entity elects this transition method, it must provide disclosures in reporting periods that include the date of initial application of the amount by which each financial statement line item is affected in the current reporting period by application of the guidance as compared to guidance that was in effect before the change, and an explanation for the reasons for significant changes. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.
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

A reconciliation of segment operating income to total operating income is included in Note 15 to the consolidated financial statements included in Part I Item 1 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
This Management's Discussion & Analysis ("MD&A") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2015	2014	2015	2014
Revenue	$3,225	$3,300	$6,440	$6,564
Expense:
Compensation and Benefits	1,826	1,876	3,556	3,715
Other Operating Expenses	770	777	1,520	1,529
Operating Expenses	2,596	2,653	5,076	5,244
Operating Income	629	647	1,364	1,320
Income from Continuing Operations	429	440	927	897
Discontinued Operations, net of tax	—	(2)	(3)	(3)
Net Income Before Non-Controlling Interests	429	438	924	894
Net Income Attributable to the Company	$419	$431	$901	$874
Income From Continuing Operations Per Share:
Basic	$0.78	$0.79	$1.68	$1.60
Diluted	$0.77	$0.78	$1.66	$1.58
Net Income Per Share Attributable to the Company:
Basic	$0.78	$0.78	$1.68	$1.59
Diluted	$0.77	$0.77	$1.66	$1.57
Average Number of Shares Outstanding:
Basic	535	549	537	548
Diluted	541	556	543	556
Shares Outstanding at June 30	531	546	531	546
The Company's consolidated operating income decreased 3% to $629 million in the second quarter of 2015 compared with $647 million in the prior year. This reflects the impact of a 2% decrease in revenue, partly offset by a 2% decrease in expense. In the second quarter of 2015, the Company continued to be adversely impacted by the strengthened U.S. dollar, which had the effect of reducing the translated value of the Company’s foreign earnings while retirement benefits costs worldwide increased due to lower interest rates.
Diluted net income per share from continuing operations was $.77, the same as last year, reflecting a 3% decrease in the average number of diluted shares outstanding as compared to the same period last year. Shares issued related to the vesting of share awards and exercise of employee stock options were more than offset by share repurchases over the past four quarters.
Consolidated operating income was approximately $1.4 billion in the first six months of 2015 compared with $1.3 billion in the first six months of 2014, reflecting the adverse effect of the strengthened U.S. dollar and higher retirement benefits costs. The impact of these headwinds was partly offset by the impact of a net credit from the termination of the Company's post-65 retiree medical reimbursement plan in the U.S. (the "RRA plan") of approximately $125 million, which was recorded in the first quarter.

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

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Risk and Insurance Services
Marsh	$1,470	$1,490	(1)%	(6)%	2%	3%
Guy Carpenter	275	295	(6)%	(5)%	—	(2)%
Subtotal	1,745	1,785	(2)%	(6)%	2%	2%
Fiduciary Interest Income	5	6
Total Risk and Insurance Services	1,750	1,791	(2)%	(6)%	2%	2%
Consulting
Mercer	1,046	1,071	(2)%	(7)%	1%	4%
Oliver Wyman Group	441	449	(2)%	(6)%	2%	3%
Total Consulting	1,487	1,520	(2)%	(7)%	1%	4%
Corporate/Eliminations	(12)	(11)
Total Revenue	$3,225	$3,300	(2)%	(7)%	1%	3%

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Marsh:
EMEA	$439	$478	(8)%	(11)%	—	3%
Asia Pacific	176	194	(10)%	(9)%	—	—
Latin America	95	102	(7)%	(16)%	4%	5%
Total International	710	774	(8)%	(11)%	1%	2%
U.S. / Canada	760	716	6%	(1)%	3%	4%
Total Marsh	$1,470	$1,490	(1)%	(6)%	2%	3%
Mercer:
Health	$391	$393	(1)%	(4)%	—	3%
Retirement	325	345	(6)%	(8)%	—	2%
Investments	207	210	(2)%	(12)%	3%	8%
Talent	123	123	(1)%	(8)%	3%	4%
Total Mercer	$1,046	$1,071	(2)%	(7)%	1%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Risk and Insurance Services
Marsh	$2,900	$2,942	(1)%	(7)%	2%	3%
Guy Carpenter	643	676	(5)%	(4)%	(1)%	—
Subtotal	3,543	3,618	(2)%	(6)%	2%	2%
Fiduciary Interest Income	10	12
Total Risk and Insurance Services	3,553	3,630	(2)%	(6)%	2%	2%
Consulting
Mercer	2,083	2,132	(2)%	(7)%	1%	4%
Oliver Wyman Group	825	820	1%	(6)%	2%	5%
Total Consulting	2,908	2,952	(1)%	(7)%	1%	4%
Corporate/Eliminations	(21)	(18)
Total Revenue	$6,440	$6,564	(2)%	(6)%	1%	3%

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Marsh:
EMEA	$1,002	$1,095	(8)%	(11)%	1%	2%
Asia Pacific	324	345	(6)%	(8)%	—	2%
Latin America	176	186	(5)%	(14)%	4%	5%
Total International	1,502	1,626	(8)%	(11)%	1%	2%
U.S. / Canada	1,398	1,316	6%	(1)%	4%	4%
Total Marsh	$2,900	$2,942	(1)%	(7)%	2%	3%
Mercer:
Health	$775	$781	(1)%	(4)%	—	3%
Retirement	656	702	(7)%	(8)%	—	1%
Investments	412	409	1%	(11)%	2%	10%
Talent	240	240	—	(7)%	3%	4%
Total Mercer	$2,083	$2,132	(2)%	(7)%	1%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the second quarter of 2015 was $3.2 billion, a decrease of 2% on a reported basis, reflecting a 3% increase on an underlying basis and a 1% increase from the impact of acquisitions, which were more than offset by a decrease of 7% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the second quarter of 2015 was $1.8 billion, a decrease of 2% from the same period last year. Revenue increased 2% on an underlying basis and 2% from the impact of acquisitions, offset by a 6% decrease from the impact of foreign currency translation. Consulting revenue of $1.5 billion in the second quarter of 2015 decreased 2% from the same period in 2014. Revenue increased 4% on an underlying basis and 1% from the impact of acquisitions, offset by a 7% decrease from the impact of foreign exchange.

For the first six months of 2015, Risk & Insurance Services revenue decreased 2% from the same period in 2014, but increased 2% on an underlying basis. Consulting revenue decreased 1% compared with the six-month period last year. On an underlying basis, Consulting revenue increased 4%, reflecting increases of 4% at Mercer and 5% at Oliver Wyman.
Operating Expense
Consolidated operating expense in the second quarter decreased 2% compared with the same period last year, reflecting a 3% increase on an underlying basis and a 2% increase from acquisitions, offset by a 7% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salary and retirement benefits costs.
Expenses for the six months of 2015 decreased 3% compared to the same period in 2014, reflecting a 2% increase on an underlying basis and a 2% increase from acquisitions, offset by a 7% decrease from the impact of foreign currency translation. The underlying expense increase reflects higher base salary and retirement benefits costs, partly offset by a net benefit from actions relating to the RRA plan.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions of dollars)	2015	2014	2015	2014
Revenue	$1,750	$1,791	$3,553	$3,630
Compensation and Benefits	909	943	1,771	1,884
Other Expenses	414	400	822	805
Expense	1,323	1,343	2,593	2,689
Operating Income	$427	$448	$960	$941
Operating Income Margin	24.4%	25.0%	27.0%	25.9%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2015 was $1.8 billion, a decrease of 2% as compared to the same period last year, reflecting a 2% increase in underlying revenue and a 2% increase related to acquisitions, which were more than offset by a 6% decrease from the impact of foreign currency translation.
In Marsh, revenue in the second quarter of 2015 was $1.5 billion, a decrease of 1% compared with the same quarter of the prior year, reflecting an increase of 3% on an underlying basis and a 2% increase from acquisitions, offset by a 6% decrease from the impact of foreign currency translation. Underlying revenue increased 4% in U.S./Canada. The international division grew 2% on an underlying basis, with growth of 3% in EMEA and 5% in Latin America. Revenue growth in Asia Pacific was flat compared to the same period in 2014. Guy Carpenter's second quarter revenue decreased 6% reflecting a decrease of 2% on an underlying basis and a decrease of 5% from the impact of foreign exchange translation.
Revenue in the Risk and Insurance Services segment decreased 2% in the first six months of 2015 compared with 2014, but increased 2% on an underlying basis. Underlying revenue increased 4% in U.S./Canada. The international division increased 2% on an underlying basis, reflecting a 2% increase in EMEA, a 2% increase in Asia Pacific and a 5% increase in Latin America.
Expense
Expenses in the Risk and Insurance Services segment decreased 1% in the second quarter of 2015 compared with the same period last year, but increased 4% on an underlying basis. The impact of foreign currency translation reduced expenses by 7%, offset by a 2% increase related to acquisitions. The increase in underlying expenses is primarily due to higher base salaries, retirement benefits costs and charges for adjustments to acquisition-related contingent consideration liabilities.
Expenses for the six-month period decreased 4% compared to the prior year, reflecting a 1% increase in underlying expenses, a 2% increase related to acquisitions and a 7% decrease for the impact of foreign exchange. The increase in underlying expenses reflects higher base salaries, retirement benefits costs and charges for adjustments to acquisition-related contingent consideration liabilities, partly offset by the impact of the net benefit from the termination of the RRA plan.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions of dollars)	2015	2014	2015	2014
Revenue	$1,487	$1,520	$2,908	$2,952
Compensation and Benefits	831	851	1,614	1,664
Other Expenses	408	422	798	816
Expense	1,239	1,273	2,412	2,480
Operating Income	$248	$247	$496	$472
Operating Income Margin	16.7%	16.2%	17.1%	16.0%
Revenue
Consulting revenue in the second quarter of 2015 decreased 2%, reflecting a 4% increase on an underlying basis and a 1% increase related to acquisitions, which were more than offset by a 7% decrease from the impact of foreign currency translation. Mercer's revenue decreased 2% to $1.0 billion. On an underlying basis, Mercer's revenue increased 4% compared to the same period last year. The increase in underlying revenue was driven by growth in Health, Talent and Investments, which increased 3%, 4% and 8%, respectively. Oliver Wyman's revenue decreased 2% to $441 million in the second quarter of 2015 as compared to the same period last year, reflecting a 3% increase on an underlying basis and a 2% increase from acquisitions, offset by a decrease of 6% from the impact of foreign currency translation.
Consulting revenue in the first six months of 2015 decreased 1%, but increased 4% on an underlying basis compared with 2014, with underlying growth of 4% at Mercer and 5% at Oliver Wyman.
Expense
Consulting expenses in the second quarter of 2015 decreased 3% as compared to the second quarter of 2014. Underlying expenses increased 3%, offset by a 7% decrease from the impact of foreign currency translation. The underlying expense increase in the second quarter of 2015 was primarily due to higher base salaries.
Underlying expenses for the six months of 2015 increased 3% as compared to 2014, primarily due to higher base salaries, partly offset by the impact of the net benefit from the termination of the RRA plan.
Corporate and Other
Corporate expenses of $46 million and $92 million for the three- and six-month periods ended June 30, 2015, respectively, were slightly lower than expenses for the same periods in the prior year.

Interest
Interest income earned on corporate funds was $3 million in the second quarter of 2015, compared with $5 million in the second quarter of 2014, primarily due to a lower level of invested funds. Interest expense decreased $2 million in 2015 compared with the second quarter of 2014 due to lower average interest rates compared with the prior year, partly offset by higher average debt outstanding.
Investment Income
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $3 million for the three months ended June 30, 2015 as compared to a loss of $2 million in 2014. For the first six months of 2015, the Company recorded investment income of $5 million compared to $11 million for the same period in 2014. Investment income in 2014 included $7 million related to our general partner carried interest in Trident III that was no longer subject to claw-back. At June 30, 2015, the Company had deferred performance fees of approximately $25 million to $28 million related to Trident III. Stonepoint Capital, investment manager of Trident III, recently announced the expected harvesting of the remaining two investments of Trident III. Those transactions are expected to close in the third quarter of 2015, which would result in the recognition of the remaining deferred performance fees.
Income Taxes
The Company's effective tax rate in the second quarter of 2015 was 27.9% compared with 27.6% in the second quarter of 2014. The effective tax rate for the first six months of 2015 and 2014 was 28.6%. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, the resolution of tax examinations and expiration of statutes of limitations.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the U.S. In 2015, the forecasted pre-tax income in the U.K., Canada, Australia, Germany, Bermuda and France is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 21%, 27%, 30%, 33%, 0% and 38%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. A loss in one jurisdiction, generally, cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Consequently, losses in certain operations may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
During the second quarter of 2015, the Company settled a U.S. federal tax audit with the IRS for the year 2013 and in the second quarter of 2014, settled a U.S. federal tax audit with the IRS for the year 2012.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased from $97 million at December 31, 2014 to $100 million at June 30, 2015. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by an amount between zero and approximately $24 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2014, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $198 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2015 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company's cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, which could result in higher effective tax rates in the future.
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
Operating Cash Flows
The Company generated $106 million of cash from operations for the six months ended June 30, 2015, compared with $258 million provided by operations for the same period in 2014. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions. The use of cash is driven primarily by cash award payments, which are generally paid in the first quarter of each each year.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first six months of 2015, the Company contributed $75 million to its non-U.S. pension plans and $13 million to its U.S. pension plans. In the first six months of 2014, the Company contributed $94 million to its non-U.S. pension plans and $12 million to its U.S. pension plans.
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
As a result of a significant improvement in funded status during 2013, no additional deficit recovery contributions were required in 2014. Based on the funding test carried out at November 1, 2014, Company contributions to the U.K. plans in 2015 are expected to be $54 million. The U.K. employers also contribute an expense allowance each year of approximately $9 million.
The Company expects to fund an additional $94 million to its non-U.S. defined benefit plans over the remainder of 2015, comprising approximately $60 million to plans outside of the U.K. and $34 million to the U.K. plans.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
After completion of a consultation period with affected colleagues, in January 2014, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2014 and replaced those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans, and as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. As a result of the re-measurement, the projected benefit obligation ("PBO") increased by approximately $147 million and the funded status decreased by approximately $137 million. The change in the PBO and in the funded status relates primarily to a decrease in the discount rate at the re-measurement date. The Company recognized a curtailment gain of $65 million in the first quarter of 2014, primarily resulting from the recognition of the remaining unamortized prior service credit related to a plan amendment made in December 2012. This gain was mostly offset by the cost of a transition benefit to certain employees most impacted by the amendment.
Financing Cash Flows
Net cash used for financing activities was $488 million for the period ended June 30, 2015, compared with $9 million net cash provided by such activities for the same period in 2014.
The Company had $50 million of commercial paper outstanding at June 30, 2015 with a weighted average interest rate of 0.54%.
In March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company used the net proceeds for general corporate purposes.
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
During the second quarter of 2014, the Company issued $600 million of 3.50% ten-year senior notes. The net proceeds of this offering were used for general corporate purposes, including the repayment of $320 million of 5.375% senior notes that matured in July 2014.
The Company and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings, which are set forth below. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2015.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the current revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at June 30, 2015.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.

During the first six months of 2015, the Company paid $33 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $12 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $21 million for the first six months of 2015, are reflected as operating cash flows. In the first six months of 2015, the Company paid $28 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $117 million and estimated future contingent consideration payments of $244 million for acquisitions completed in the first six months of 2015 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2015.
In the first six months of 2014, the Company paid $36 million of contingent payments related to acquisitions made in prior periods. Of this amount, $24 million was reported as financing cash flows and $12 million as operating cash flows. In addition, in the first six months of 2014, the Company paid $9 million of deferred purchase consideration related to acquisitions made in prior years.
In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of shares going forward. At June 30, 2015, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.8 billion. There is no time limit on this authorization.
During the first six months of 2015, the Company repurchased approximately 13.5 million shares of its common stock for consideration of $775 million. During the first six months of 2014, the Company repurchased approximately 7 million shares of its common stock for consideration of $350 million.
The Company paid dividends on its common shares of $302 million ($0.56 per share) during the first six months of 2015, as compared with $275 million ($0.50 per share) during the first six months of 2014.
Investing Cash Flows
Net cash used for investing activities amounted to $528 million in the first six months of 2015, compared with $581 million used during the same period in 2014.
The Company made eight acquisitions during the first six months of 2015. Cash used for these acquisitions, net of cash acquired, was $231 million.
During 2014, Mercer acquired 34% of the common shares of South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes"). Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. On July 24, 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $137 million, and in October 2014, the Company paid approximately $166 million for the remaining 19.1% of Alexander Forbes common shares. The investment in Alexander Forbes is accounted for using the equity method and included in other assets in the consolidated balance sheet.
The Company made nine acquisitions during the first six months of 2014. Cash used for these acquisitions, net of cash acquired, was $374 million.
The Company used cash of $176 million to purchase fixed assets and capitalized software in the first six months of 2015, compared with $202 million in the first six months of 2014, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million.
The Company has commitments for potential future investments of approximately $50 million in three private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2015:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$111	$111	$—	$—	$—
Long-term debt	3,838	—	274	1,076	2,488
Interest on long-term debt	1,332	144	279	258	651
Net operating leases	2,060	302	498	374	886
Service agreements	345	154	141	49	1
Other long-term obligations	412	91	223	96	2
Total	$8,098	$802	$1,415	$1,853	$4,028
The above does not include unrecognized tax benefits of $100 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $5 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $12 million and $94 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2015.
New Accounting Guidance
Note 16 to the consolidated financial statements in this report contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	June 30, 2015
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$930
Fiduciary cash and investments	$4,869
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 7 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tend to mitigate the impact on net operating income of foreign currency risk over the long term. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar would increase or decrease full year net operating income by approximately $65 million, as compared to the prior year. In the fourth quarter of 2014 and the first quarter of 2015, the U.S. dollar strengthened significantly against most currencies. If exchange rates at June 30, 2015 hold constant throughout 2015, the Company estimates the year-over-year impact from conversion of foreign currency earnings would reduce full year net operating income by approximately $135 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact occurred in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. The Company holds publicly traded investments of $91 million of which $17 million are classified as available for sale and $74 million are accounted for using the cost method, as the shares are categorized as restricted and cannot be sold for more than one year. Non-publicly traded investments of $14 million are accounted for using the cost method and an additional $424 million of investments are accounted for using the equity method. These investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
See Note 14 to the consolidated financial statements included elsewhere in this report for a discussion of lawsuits and regulatory proceedings.

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

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
The information set forth in Note 14 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2015, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 8.2 million shares of its common stock for $475 million during the second quarter of 2015. At June 30, 2015, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $1.8 billion. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	2,640,900	$56.7972	2,640,900	$897,250,916
May 1-31, 2015	2,659,434	$58.0770	2,659,434	$1,951,020,120
June 1-30, 2015	2,904,768	$58.7134	2,904,768	$1,783,931,910
Total	8,205,102	$57.8904	8,205,102	$1,783,931,910

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

Date:	July 31, 2015	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	July 31, 2015	/s/ Robert J. Rapport
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