Form 10-Q
period 2015-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2015-10-29
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 23, 2015, there were outstanding 521,648,197 shares of common stock, par value $1.00 per share, of the registrant.

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

•	the impact of competition on our business, including the impact of our corporate tax rate, which is higher than the tax rate of our international competitors;

•	the impact of fluctuations in foreign currency exchange rates, particularly in light of the strength of the U.S. dollar against most other currencies worldwide;

•
the impact on our global pension obligations of changes in discount rates and asset returns, as well as projected salary increases, mortality rates, demographics and inflation, and the impact of cash contributions required to be made to our global defined benefit pension plans due to changes in the funded status of those plans;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2015	2014	2015	2014
Revenue	$3,115	$3,141	$9,555	$9,705
Expense:
Compensation and benefits	1,878	1,904	5,434	5,619
Other operating expenses	776	792	2,296	2,321
Operating expenses	2,654	2,696	7,730	7,940
Operating income	461	445	1,825	1,765
Interest income	3	6	9	16
Interest expense	(41)	(45)	(117)	(129)
Investment income (loss)	34	26	39	37
Income before income taxes	457	432	1,756	1,689
Income tax expense	128	127	500	487
Income from continuing operations	329	305	1,256	1,202
Discontinued operations, net of tax	2	(1)	(1)	(4)
Net income before non-controlling interests	331	304	1,255	1,198
Less: Net income attributable to non-controlling interests	8	7	31	27
Net income attributable to the Company	$323	$297	$1,224	$1,171
Basic net income per share – Continuing operations	$0.61	$0.55	$2.29	$2.15
– Net income attributable to the Company	$0.61	$0.55	$2.29	$2.14
Diluted net income per share – Continuing operations	$0.60	$0.54	$2.27	$2.12
– Net income attributable to the Company	$0.61	$0.54	$2.27	$2.11
Average number of shares outstanding – Basic	528	544	534	547
– Diluted	533	551	540	554
Shares outstanding at September 30	522	542	522	542
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income before non-controlling interests	$331	$304	$1,255	$1,198
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(278)	(421)	(458)	(214)
Unrealized investment gain	1	—	1	—
Gain (loss) related to pension/post-retirement plans	94	172	247	(69)
Other comprehensive (loss) income, before tax	(183)	(249)	(210)	(283)
Income tax expense (credit) on other comprehensive income	16	39	65	(9)
Other comprehensive (loss) income, net of tax	(199)	(288)	(275)	(274)
Comprehensive income	132	16	980	924
Less: comprehensive income attributable to non-controlling interest	8	7	31	27
Comprehensive income attributable to the Company	$124	$9	$949	$897
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share figures)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,330	$1,958
Receivables
Commissions and fees	3,255	3,142
Advanced premiums and claims	60	50
Other	295	280
	3,610	3,472
Less-allowance for doubtful accounts and cancellations	(93)	(95)
Net receivables	3,517	3,377
Current deferred tax assets	466	521
Other current assets	213	199
Total current assets	5,526	6,055
Goodwill and intangible assets	8,342	7,933
Fixed assets (net of accumulated depreciation and amortization of $1,657 at September 30, 2015 and $1,639 at December 31, 2014)	786	809
Pension related assets	1,182	967
Deferred tax assets	667	876
Other assets	1,221	1,200
	$17,724	$17,840
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except share and per share figures)	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$62	$11
Accounts payable and accrued liabilities	1,759	1,883
Accrued compensation and employee benefits	1,313	1,633
Accrued income taxes	107	178
Dividends payable	163	—
Total current liabilities	3,404	3,705
Fiduciary liabilities	4,374	4,552
Less – cash and investments held in a fiduciary capacity	(4,374)	(4,552)
	—	—
Long-term debt	4,422	3,376
Pension, post-retirement and post-employment benefits	2,114	2,244
Liabilities for errors and omissions	358	341
Other liabilities	1,083	1,041
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2015
and December 31, 2014	561	561
Additional paid-in capital	851	930
Retained earnings	10,928	10,335
Accumulated other comprehensive loss	(4,122)	(3,847)
Non-controlling interests	95	79
	8,313	8,058
Less – treasury shares, at cost, 38,341,409 shares at September 30, 2015
and 20,499,596 shares at December 31, 2014	(1,970)	(925)
Total equity	6,343	7,133
	$17,724	$17,840
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,
(In millions)	2015	2014
Operating cash flows:
Net income before non-controlling interests	$1,255	$1,198
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	233	225
Amortization of intangible assets	79	64
Adjustments and payments related to contingent consideration liability	15	5
Provision for deferred income taxes	214	103
Gain on investments	(39)	(37)
Loss on disposition of assets	3	4
Share-based compensation expense	67	74
Changes in assets and liabilities:
Net receivables	(118)	(182)
Other current assets	43	(19)
Other assets	(65)	16
Accounts payable and accrued liabilities	(96)	(53)
Accrued compensation and employee benefits	(319)	(128)
Accrued income taxes	(68)	59
Contributions to pension and other benefit plans in excess of current year expense/credit	(178)	(141)
Other liabilities	(99)	(75)
Effect of exchange rate changes	53	28
Net cash provided by operations	980	1,141
Financing cash flows:
Purchase of treasury shares	(1,325)	(600)
Proceeds from debt	1,099	1,393
Repayments of debt	(8)	(327)
Shares withheld for taxes on vested units – treasury shares	(48)	(56)
Issuance of common stock from treasury shares	179	190
Payments of deferred and contingent consideration for acquisitions	(42)	(28)
Distributions of non-controlling interests	(17)	(13)
Dividends paid	(468)	(429)
Net cash (used for) provided by financing activities	(630)	130
Investing cash flows:
Capital expenditures	(249)	(285)
Net purchases of long-term investments	(63)	(117)
Proceeds from sales of fixed assets	2	2
Acquisitions	(431)	(416)
Other, net	(2)	—
Net cash used for investing activities	(743)	(816)
Effect of exchange rate changes on cash and cash equivalents	(235)	(109)
(Decrease) increase in cash and cash equivalents	(628)	346
Cash and cash equivalents at beginning of period	1,958	2,303
Cash and cash equivalents at end of period	$1,330	$2,649
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share figures)	2015	2014
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$930	$1,028
Change in accrued stock compensation costs	1	(26)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(80)	(80)
Balance, end of period	$851	$922
RETAINED EARNINGS
Balance, beginning of year	$10,335	$9,452
Net income attributable to the Company	1,224	1,171
Dividend equivalents declared – (per share amounts: $1.18 in 2015 and $1.06 in 2014)	(3)	(3)
Dividends declared – (per share amounts: $1.18 in 2015 and $1.06 in 2014)	(628)	(578)
Balance, end of period	$10,928	$10,042
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,847)	$(2,621)
Other comprehensive income (loss), net of tax	(275)	(274)
Balance, end of period	$(4,122)	$(2,895)
TREASURY SHARES
Balance, beginning of year	$(925)	$(515)
Issuance of shares under stock compensation plans and employee stock purchase plans	280	318
Purchase of treasury shares	(1,325)	(600)
Balance, end of period	$(1,970)	$(797)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$79	$70
Net income attributable to non-controlling interests	31	27
Other changes	(15)	(15)
Balance, end of period	$95	$82
TOTAL EQUITY	$6,343	$7,915
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
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of September 30, 2015, Mercer had assets under management of $138 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2015 and 2014.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $203 million related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
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
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $34 million and $26 million for the three months ended September 30, 2015 and 2014, respectively, and $39 million and $37 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to our general partner carried interest in Trident III no longer subject to clawback. Stonepoint Capital, the investment manager of Trident III, harvested its remaining two investments in Trident III in the third quarter of 2015, which resulted in the Company recognizing its remaining deferred performance fees.
Income Taxes
The Company's effective tax rate in the third quarter of 2015 was 27.9% compared with 29.6% in the third quarter of 2014. The effective tax rate for the first nine months of 2015 and 2014 was 28.4% and 28.9%, respectively. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, the resolution of tax examinations and expirations of statutes of limitations.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from
$97 million at December 31, 2014 to $77 million at September 30, 2015. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
During the second quarter of 2015, the Company settled a U.S. federal tax audit with the IRS for the year 2013 and in the second quarter of 2014, settled a U.S. federal tax audit with the IRS for the year 2012.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $6 million in each of the three months ended September 30, 2015 and 2014, and $16 million and $18 million for the nine months ended September 30, 2015 and 2014, respectively. The Consulting segment recorded fiduciary interest income of $1 million and $2 million in the three months ended September 30, 2015 and 2014 and $3 million and $5 million for the nine-months ended September 30, 2015 and 2014, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.4 billion at September 30, 2015 and $7.3 billion at December 31, 2014. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $24 billion of assets in trusts or funds for which Mercer’s management or trustee fee is considered a variable interest. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s only variable interest in any of these trusts or funds is its unpaid fees, if any. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.

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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2015	2014	2015	2014
Net income from continuing operations	$329	$305	$1,256	$1,202
Less: Net income attributable to non-controlling interests	8	7	31	27
	$321	$298	$1,225	$1,175
Basic weighted average common shares outstanding	528	544	534	547
Dilutive effect of potentially issuable common shares	5	7	6	7
Diluted weighted average common shares outstanding	533	551	540	554
Average stock price used to calculate common stock equivalents	$55.80	$52.15	$56.64	$49.89
There were 15.5 million and 19.3 million stock options outstanding as of September 30, 2015 and 2014, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2015 and 2014.

(In millions of dollars)	2015	2014
Assets acquired, excluding cash	$636	$598
Liabilities assumed	(51)	(45)
Contingent/deferred purchase consideration	(154)	(147)
Net cash outflow for acquisitions	$431	$406

(In millions of dollars)	2015	2014
Interest paid	$126	$126
Income taxes paid	$335	$306
The Company paid deferred purchase consideration related to prior years' acquisitions of $30 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company had non-cash issuances of common stock of $68 million and $105 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to its share-based payment plans. The Company recorded share-based compensation expense related to equity awards (excluding stock options) of $49 million and $60 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition, that reduced the net cash flow provided by operations by $82 million for the nine months ended September 30, 2015.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three- and nine-month periods ended September 30, 2015 and 2014, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2015	$5	$(3,289)	$(639)	$(3,923)
Other comprehensive income (loss) before reclassifications	1	31	(276)	(244)
Amounts reclassified from accumulated other comprehensive income	—	45	—	45
Net current period other comprehensive income (loss)	1	76	(276)	(199)
Balance as of September 30, 2015	$6	$(3,213)	$(915)	$(4,122)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2014	$5	$(2,883)	$271	$(2,607)
Other comprehensive income (loss) before reclassifications	—	94	(419)	(325)
Amounts reclassified from accumulated other comprehensive income	—	37	—	37
Net current period other comprehensive income (loss)	—	131	(419)	(288)
Balance as of September 30, 2014	$5	$(2,752)	$(148)	$(2,895)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	1	33	(456)	(422)
Amounts reclassified from accumulated other comprehensive income	—	147	—	147
Net current period other comprehensive income (loss)	1	180	(456)	(275)
Balance as of September 30, 2015	$6	$(3,213)	$(915)	$(4,122)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive income (loss) before reclassifications	—	(174)	(204)	(378)
Amounts reclassified from accumulated other comprehensive income	—	104	—	104
Net current period other comprehensive income (loss)	—	(70)	(204)	(274)
Balance as of September 30, 2014	$5	$(2,752)	$(148)	$(2,895)

The components of other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2015 and 2014 are as follows:

Three Months Ended September 30,	2015			2014
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(278)	$(2)	$(276)	$(421)	$(2)	$(419)
Unrealized investment gains (losses)	1	—	1	—	—	—
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service losses (gains) (a)	1	—	1	(3)	(1)	(2)
Net actuarial losses (a)	67	23	44	57	18	39
Subtotal	68	23	45	54	17	37
Effect of remeasurement	(89)	(30)	(59)	(1)	(1)	—
Effect of curtailment	4	—	4	—	—	—
Effect of settlement	1	—	1	—	—	—
Foreign currency translation adjustments	105	24	81	119	25	94
Other	5	1	4	—	—	—
Pension/post-retirement plans gains (losses)	94	18	76	172	41	131
Other comprehensive income (loss)	$(183)	$16	$(199)	$(249)	$39	$(288)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

Nine Months Ended September 30,	2015			2014
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(458)	$(2)	$(456)	$(214)	$(10)	$(204)
Unrealized investment gains (losses)	1	—	1	—	—	—
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service losses (gains) (a)	1	—	1	(8)	(3)	(5)
Net actuarial losses (a)	220	74	146	157	48	109
Subtotal	221	74	147	149	45	104
Effect of remeasurement	(92)	(31)	(61)	(167)	(34)	(133)
Effect of curtailment	4	—	4	(65)	(13)	(52)
Effect of settlement	2	—	2	—	—	—
Plan Termination	(6)	(2)	(4)	—	—	—
Foreign currency translation adjustments	113	25	88	11	3	8
Other	5	1	4	3	—	3
Pension/post-retirement plans gains (losses)	247	67	180	(69)	1	(70)
Other comprehensive (loss) income	$(210)	$65	$(275)	$(283)	$(9)	$(274)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Risk and Insurance Services segment completed 11 acquisitions during the first nine months of 2015.

•	January – Marsh acquired INGESEG S.A., an insurance brokerage located in Argentina.

•
May – Marsh acquired Sylvite Financial Services, Inc., a Canada-based insurance consulting firm and Sumitomo Life Insurance Agency America, Inc., an employee benefits brokerage and consulting firm providing employee benefit and other services to U.S.-based subsidiaries of Japanese companies.

•	June – Marsh & McLennan Agency ("MMA") acquired MHBT, Inc., a Texas-based insurance broker and Marsh acquired SIS Co. Ltd, a Korea-based insurance broker and advisor.

•
July – MMA acquired Vezina, a Canada-based independent insurance brokerage firm, Tequesta Insurance Advisors, an employee benefits insurance provider based in Florida, Cline Wood Agency, a Kansas City-based independent specialty insurance agency and J.W. Terrill, a Missouri-based independent insurance agency. Marsh acquired SMEI Group Ltd., a U.K.-based insurance broker providing specialist commercial insurance to small and medium-sized firms.

•	August – Marsh acquired Dovetail Insurance, a leading provider of insurance technology services to the U.S. small commercial market.
The Consulting segment completed 5 acquisitions during the first nine months of 2015.

•
February – Oliver Wyman acquired TeamSAI, a Georgia-based provider of consulting and technical services to the transportation industry, and Mercer acquired Strategic Capital Management AG, a Switzerland-based institutional investment advisor.

•	June – Mercer acquired Kepler Associates, a U.K.-based executive remuneration specialist.

•	August – OWG acquired the Hong Kong and Shanghai franchises of OC&C Strategy Consultants.

•	September – Mercer acquired Comptryx, a global pay and workforce metrics business specializing in the technology sector.
Total purchase consideration for acquisitions made during the first nine months of 2015 was $602 million, which consisted of cash paid of $448 million and deferred purchase and estimated contingent consideration of $154 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $30 million of deferred purchase consideration and $39 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $2 million.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2015 based on their fair values:

For the Nine Months Ended September 30, 2015
(In millions of dollars)
Cash	$448
Estimated fair value of deferred/contingent consideration	154
Total Consideration	$602
Allocation of purchase price:
Cash and cash equivalents	$17
Accounts receivable, net	22
Other current assets	3
Property, plant, and equipment	5
Intangible assets	247
Goodwill	356
Other assets	3
Total assets acquired	653
Current liabilities	34
Other liabilities	17
Total liabilities assumed	51
Net assets acquired	$602
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

Total purchase consideration for acquisitions made during the first nine months of 2014 was $573 million, which consisted of cash paid of $426 million and deferred purchase and estimated contingent consideration of $147 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over periods ranging from two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. The estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first nine months of 2014, the Company also paid $10 million of deferred purchase consideration and $40 million of contingent consideration related to acquisitions made in prior years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2015	2014	2015	2014
Revenue	$3,120	$3,207	$9,659	$9,938
Income from continuing operations	$331	$305	$1,271	$1,207
Net income attributable to the Company	$326	$298	$1,239	$1,177
Basic net income per share:
– Continuing operations	$0.61	$0.55	$2.32	$2.16
– Net income attributable to the Company	$0.62	$0.55	$2.32	$2.15
Diluted net income per share:
– Continuing operations	$0.61	$0.54	$2.30	$2.13
– Net income attributable to the Company	$0.61	$0.54	$2.30	$2.12
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three- and nine-month periods ended September 30, 2015 include approximately $48 million and $66 million of revenue, respectively, and $3 million and $4 million of operating income, respectively, related to acquisitions made in 2015.
Pending Acquisition
On September 10, 2015, Marsh and Jelf Group plc ("Jelf") announced their agreement on the terms and conditions of a recommended cash acquisition of 100% of the issued and to be issued share capital of Jelf for total consideration (excluding assumed indebtedness) of approximately $400 million (£258 million). The acquisition will be effected by means of a court-sanctioned scheme of arrangement in the U.K. The transaction is subject to customary closing conditions, including approval of Jelf shareholders and the Financial Conduct Authority, and is expected to close in the fourth quarter of 2015.

8.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considers numerous factors, which include whether the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2015 and concluded that a two-step goodwill impairment test was not required in 2015 and that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions of dollars)	2015	2014
Balance as of January 1, as reported	$7,241	$6,893
Goodwill acquired	356	350
Other adjustments(a)	(91)	(64)
Balance at September 30,	$7,506	$7,179

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at September 30, 2015 is as follows: Risk & Insurance Services, $5.3 billion and Consulting, $2.2 billion.
Amortized intangible assets consist of the cost of client lists, client relationships and trade names acquired. The gross cost and accumulated amortization are as follows:

	September 30, 2015			December 31, 2014
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Amortized intangibles	$1,377	$541	$836	$1,177	$485	$692
Aggregate amortization expense for the nine months ended September 30, 2015 and 2014 was $79 million and $64 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2015 (excludes amortization through September 30, 2015)	$32
2016	107
2017	102
2018	98
2019	97
Subsequent years	400
$836

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14
Assets:
Financial instruments owned:
Mutual funds(a)	$136	$150	$—	$—	$—	$—	$136	$150
Money market funds(b)	310	107	—	—	—	—	310	107
Total assets measured at fair value	$446	$257	$—	$—	$—	$—	$446	$257
Fiduciary Assets:
Money market funds	$79	$57	$—	$—	$—	$—	$79	$57
Total fiduciary assets measured at fair value	$79	$57	$—	$—	$—	$—	$79	$57
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$283	$207	$283	$207
Total liabilities measured at fair value	$—	$—	$—	$—	$283	$207	$283	$207

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the nine-month period ended September 30, 2015, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of September 30, 2015 and 2014 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2015	2014
Balance at January 1,	$207	$104
Additions	73	70
Payments	(39)	(40)
Revaluation Impact	42	17
Balance at September 30,	$283	$151
The fair value of the contingent liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $42 million in the nine-month period ended September 30, 2015. A 5% increase in the above mentioned projections would increase the liability by approximately $24 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $35 million.
Long-Term Investments
The Company holds investments in certain private companies, public companies and certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments amounted to $376 million at September 30, 2015 and $388 million at December 31, 2014.
The Company's investments in private equity funds were $76 million and $61 million at September 30, 2015 and December 31, 2014, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments would be classified as Level 3 in the fair value hierarchy and are included in other assets in the consolidated balance sheets.
During 2014, the Company purchased 34% of the common stock of Alexander Forbes. As of September 30, 2015, the carrying value of the Company’s investment in Alexander Forbes was approximately $250 million. As of September 30, 2015, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the September 30, 2015 closing share price of 7.65 South African Rand per share, was approximately $244 million. The Company’s investment in Alexander Forbes and its other equity investments in private companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated income statements and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag basis.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. The Company has elected to account for this investment under the cost method of accounting as the shares purchased are categorized as restricted and cannot be sold for more than one year. When the restrictions on sale are less than one year in duration (January 1, 2017), the shares are expected to be classified as available for sale. This investment would then be classified as Level 2 in the fair value hierarchy and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ at September 30, 2015 and without regard to the restrictions on sale was approximately $88 million.
10.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans.
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at September 30, 2015, the actual allocation for the Company's U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target asset allocation for the Company's U.K. Plans, which comprise approximately 83% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At September 30, 2015, the actual allocation for the U.K. Plans was 45% equities and equity alternatives and 55% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$48	$49	$—	$2
Interest cost	147	163	1	3
Expected return on plan assets	(246)	(251)	—	—
Amortization of prior service cost (credit)	—	(2)	—	—
Recognized actuarial loss (gain)	66	55	—	(1)
Net periodic benefit cost	$15	$14	$1	$4
Curtailment loss	4	—	—	—
Settlement loss	2	—	—	—
Total cost	$21	$14	$1	$4

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$150	$172	$2	$4
Interest cost	439	485	5	9
Expected return on plan assets	(732)	(749)	—	—
Amortization of prior service cost (credit)	—	(8)	1	—
Recognized actuarial loss (gain)	220	159	(1)	(1)
Net periodic benefit cost	$77	$59	$7	$12
Curtailment cost (credit)	4	(65)	—	—
Settlement loss	2	—	—	—
Plan termination	—	—	(128)	—
Total cost (credit)	$83	$(6)	$(121)	$12

U.S. Plans only	Pension		Post-retirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$29	$23	$—	$1
Interest cost	63	65	—	2
Expected return on plan assets	(93)	(87)	—	—
Amortization of prior service cost (credit)	—	(1)	—	—
Recognized actuarial loss (gain)	35	31	—	(1)
Net periodic benefit cost	$34	$31	$—	$2

U.S. Plans only	Pension		Post-retirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$88	$68	$1	$2
Interest cost	188	190	2	6
Expected return on plan assets	(277)	(260)	—	—
Amortization of prior service (credit) cost	—	(5)	1	—
Recognized actuarial loss (gain)	126	84	(1)	(2)
Net periodic benefit cost	$125	$77	$3	$6
Plan termination	—	—	(128)	—
Total cost (credit)	$125	$77	$(125)	$6
Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants. The Company's active participants were transferred into a newly established, legally separate qualified defined benefit plan. The benefits offered to the plans’ participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. As a result of the re-measurement, the projected benefit obligation and the net funded status of the plans decreased by approximately $298 million and $64 million, respectively. The decrease in the projected obligation was primarily due to the change in the discount rate from 4.3% at the December 31, 2014 measurement date, to a weighted average rate for the two plans of 4.67% at the re-measurement date. This was more than offset by a decline in plan assets.
In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.

Significant non-U.S. Plans only	Pension		Post-retirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$19	$26	$—	$1
Interest cost	84	98	1	1
Expected return on plan assets	(153)	(164)	—	—
Amortization of prior service credit	—	(1)	—	—
Recognized actuarial loss	31	24	—	—
Net periodic benefit (credit) cost	$(19)	$(17)	$1	$2
Curtailment loss (credit)	4	—	—	—
Settlement loss	2	—	—	—
Total (credit) cost	$(13)	$(17)	$1	$2

Significant non-U.S. Plans only	Pension		Post-retirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions of dollars)	2015	2014	2015	2014
Service cost	$62	$104	$1	$2
Interest cost	251	295	3	3
Expected return on plan assets	(455)	(489)	—	—
Amortization of prior service cost	—	(3)	—	—
Recognized actuarial loss	94	75	—	1
Net periodic benefit (credit) cost	$(48)	$(18)	$4	$6
Curtailment loss (credit)	4	(65)	—	—
Settlement loss	2	—	—	—
Total (credit) cost	$(42)	$(83)	$4	$6
Effective August 1, 2015, the Company amended its Ireland defined benefit pension plans to close those plans to future benefit accruals and replaced those plans with a new defined contribution arrangement. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date. As a result of the re-measurement, the projected benefit obligation increased by approximately $59 million primarily due to the change in the discount rate from approximately 2.3% at the December 31, 2014 measurement date, to 1.8% at the re-measurement date. The increase in the projected benefit obligation contributed to a $26 million reduction in the funded status of the Ireland pension plans.
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
September 30,	2015	2014	2015	2014
Weighted average assumptions:
Expected return on plan assets	7.25%	7.53%	—%	—%
Discount rate	3.79%	4.74%	4.08%	5.03%
Rate of compensation increase	2.42%	2.64%	—%	—%
The Company made approximately $138 million of contributions to its U.S. and non-U.S. defined benefit plans in the first nine months of 2015. The Company expects to contribute approximately $59 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2015.

11.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	September 30, 2015	December 31, 2014
Short-term:
Current portion of long-term debt	$62	$11
Long-term:
Senior notes – 2.30% due 2017	249	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	300	300
Senior notes – 2.35% due 2020	500	—
Senior notes – 4.80% due 2021	498	497
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	599	595
Senior notes – 3.50% due 2025	498	498
Senior notes – 3.750% due 2026	599	—
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	395	403
Term Loan Facility – due 2016	50	50
Other	2	1
	4,484	3,387
Less current portion	62	11
	$4,422	$3,376
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
In September 2015, the Company issued $600 million of 3.75% 10.5-year senior notes. The Company intends to use the net proceeds for general corporate purposes.
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
The Company and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2015.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at September 30, 2015.
On September 8, 2015, the Company obtained a $435 million letter of credit, expiring on March 15, 2016, relating to the pending acquisition of Jelf. In October 2015, the Company moved $435 million to an escrow account, thereby canceling the letter of credit.
In December 2012, the Company closed on a $50 million, three-year term loan facility. The interest rate on this facility at September 30, 2015 was 1.20%, which is based on LIBOR plus a fixed margin which varies with the

Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The Company had $50 million of borrowings outstanding under this facility at September 30, 2015.
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

	September 30, 2015		December 31, 2014
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$62	$62	$11	$11
Long-term debt	$4,422	$4,542	$3,376	$3,493
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
12.    Restructuring Costs
The Company recorded total restructuring costs of $8 million in the first nine months of 2015, primarily for future severance and rent under non-cancelable leases. These costs were incurred in Risk and Insurance services ($3 million) and in Corporate ($5 million).
Details of the restructuring activity from January 1, 2014 through September 30, 2015, which includes liabilities from actions prior to 2015, are as follows:

(In millions of dollars)	Liability at 1/1/14	Amounts Accrued	Cash Paid	Other	Liability at 12/31/14	Amounts Accrued	Cash Paid	Other	Liability at 9/30/15
Severance	$11	$4	$(8)	$—	$7	$3	$(5)	$(1)	$4
Future rent under non-cancelable leases and other costs	113	8	(35)	(1)	85	5	(19)	(1)	70
Total	$124	$12	$(43)	$(1)	$92	$8	$(24)	$(2)	$74
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities, or accrued compensation, depending on the nature of the items.
13.    Common Stock
During the first nine months of 2015, the Company repurchased approximately 23.4 million shares of its common stock for consideration of $1.3 billion. In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of the Company's common stock. At September 30, 2015, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.2 billion. There is no time limit on the authorization. During the first nine months of 2014, the Company repurchased 11.8 million shares of its common stock for consideration of $600 million.

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
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2015, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s operating segments for the three- and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2015–
Risk and Insurance Services	$1,584	(a)	$225	$5,137	(c)	$1,185
Consulting	1,540	(b)	285	4,448	(d)	781
Total Operating Segments	3,124		510	9,585		1,966
Corporate / Eliminations	(9)		(49)	(30)		(141)
Total Consolidated	$3,115		$461	$9,555		$1,825
2014–
Risk and Insurance Services	$1,610	(a)	$229	$5,240	(c)	$1,170
Consulting	1,541	(b)	274	4,493	(d)	746
Total Operating Segments	3,151		503	9,733		1,916
Corporate / Eliminations	(10)		(58)	(28)		(151)
Total Consolidated	$3,141		$445	$9,705		$1,765

(a)
Includes inter-segment revenue of $0 million in both 2015 and 2014, interest income on fiduciary funds of $6 million in both 2015 and 2014, and equity method income of $2 million and $4 million in 2015 and 2014, respectively.

(b)
Includes inter-segment revenue of $9 million in 2015 and $10 million in 2014, interest income on fiduciary funds of $1 million in 2015 and $2 million in 2014, and equity method income of $5 million in 2015 and $0 million in 2014.

(c)
Includes inter-segment revenue of $5 million and $3 million in 2015 and 2014, respectively, interest income on fiduciary funds of $16 million and $18 million in 2015 and 2014, respectively, and equity method income of $4 million in 2015 and $10 million in 2014.

(d)
Includes inter-segment revenue of $25 million in both 2015 and 2014, interest income on fiduciary funds of $3 million and $5 million in 2015 and 2014, respectively, and equity method income of $13 million in 2015 and $0 million in 2014.

Details of operating segment revenue for the three- and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars)	2015	2014	2015	2014
Risk and Insurance Services
Marsh	$1,322	$1,343	$4,230	$4,295
Guy Carpenter	262	267	907	945
Total Risk and Insurance Services	1,584	1,610	5,137	5,240
Consulting
Mercer	1,090	1,112	3,173	3,244
Oliver Wyman Group	450	429	1,275	1,249
Total Consulting	1,540	1,541	4,448	4,493
Total Operating Segments	3,124	3,151	9,585	9,733
Corporate / Eliminations	(9)	(10)	(30)	(28)
Total	$3,115	$3,141	$9,555	$9,705
16.    New Accounting Guidance
In September 2015, the FASB issued new guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. The guidance requires the acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed as of the acquisition date. The guidance also includes additional disclosures required for the amounts recorded in current period earnings arising from such adjustments. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively for adjustments to provisional amounts after the effective date, with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact the adoption of this new guidance will have on its financial condition and results of operations.
In May 2015, the FASB issued new guidance which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. Instead, an entity would be required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance on the statement of net assets. This guidance is effective for fiscal years beginning after December 15, 2015. The adoption of this new guidance will affect footnote disclosure only and is not expected to have a material impact on the Company's financial statements.
In April 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The guidance is effective for periods beginning after December 15, 2015. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this new guidance is not expected to materially affect the Company's financial condition or cash flows, and will have no effect on the results of operations.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy, and people. It is the parent company of a number of leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 58,000 employees worldwide and annual revenue of $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2015	2014	2015	2014
Revenue	$3,115	$3,141	$9,555	$9,705
Expense:
Compensation and Benefits	1,878	1,904	5,434	5,619
Other Operating Expenses	776	792	2,296	2,321
Operating Expenses	2,654	2,696	7,730	7,940
Operating Income	461	445	1,825	1,765
Income from Continuing Operations	329	305	1,256	1,202
Discontinued Operations, net of tax	2	(1)	(1)	(4)
Net Income Before Non-Controlling Interests	331	304	1,255	1,198
Net Income Attributable to the Company	$323	$297	$1,224	$1,171
Income From Continuing Operations Per Share:
Basic	$0.61	$0.55	$2.29	$2.15
Diluted	$0.60	$0.54	$2.27	$2.12
Net Income Per Share Attributable to the Company:
Basic	$0.61	$0.55	$2.29	$2.14
Diluted	$0.61	$0.54	$2.27	$2.11
Average Number of Shares Outstanding:
Basic	528	544	534	547
Diluted	533	551	540	554
Shares Outstanding at September 30	522	542	522	542
The Company's consolidated operating income increased 4% to $461 million in the third quarter of 2015 compared with $445 million in the prior year. This reflects the impact of a 1% decrease in revenue, offset by a 2% decrease in expense. In the third quarter of 2015, the Company continued to be adversely impacted by the strengthened U.S. dollar, which had the effect of reducing the translated value of the Company’s foreign earnings, while the total costs of defined benefit and defined contribution plans ("retirement benefit costs") worldwide increased primarily due to lower interest rates.
Diluted net income per share from continuing operations was $.60, compared to $.54 last year, reflecting a $24 million increase in net income as well as a 3% decrease in the average number of diluted shares outstanding as compared to the same period last year. Shares issued related to the vesting of share awards and exercise of employee stock options were more than offset by share repurchases over the past four quarters.
Consolidated operating income was approximately $1.8 billion in the first nine months of 2015, modestly higher compared with the first nine months of 2014, reflecting the adverse effect of the strengthened U.S. dollar and higher pension benefits costs. The impact of these headwinds was more than offset by the impact of a net credit from the termination of the Company's post-65 retiree medical reimbursement plan in the U.S. (the "RRA plan") of approximately $125 million, which was recorded in the first quarter of 2015.

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

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Risk and Insurance Services
Marsh	$1,317	$1,338	(2)%	(7)%	4%	2%
Guy Carpenter	261	266	(2)%	(4)%	—	2%
Subtotal	1,578	1,604	(2)%	(7)%	3%	2%
Fiduciary Interest Income	6	6
Total Risk and Insurance Services	1,584	1,610	(2)%	(7)%	3%	2%
Consulting
Mercer	1,090	1,112	(2)%	(8)%	1%	5%
Oliver Wyman Group	450	429	5%	(6)%	2%	9%
Total Consulting	1,540	1,541	—	(7)%	1%	6%
Corporate/Eliminations	(9)	(10)
Total Revenue	$3,115	$3,141	(1)%	(7)%	2%	4%

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Marsh:
EMEA	$378	$414	(9)%	(10)%	1%	1%
Asia Pacific	156	175	(10)%	(13)%	2%	1%
Latin America	86	99	(14)%	(21)%	2%	6%
Total International	620	688	(10)%	(13)%	1%	2%
U.S. / Canada	697	650	7%	(2)%	7%	2%
Total Marsh	$1,317	$1,338	(2)%	(7)%	4%	2%
Mercer:
Health	$394	$392	—	(4)%	(2)%	6%
Retirement	317	330	(4)%	(8)%	2%	2%
Investments	202	213	(5)%	(14)%	3%	6%
Talent	177	177	1%	(8)%	3%	6%
Total Mercer	$1,090	$1,112	(2)%	(8)%	1%	5%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Risk and Insurance Services
Marsh	$4,217	$4,280	(1)%	(7)%	3%	3%
Guy Carpenter	904	942	(4)%	(4)%	(1)%	1%
Subtotal	5,121	5,222	(2)%	(6)%	2%	2%
Fiduciary Interest Income	16	18
Total Risk and Insurance Services	5,137	5,240	(2)%	(6)%	2%	2%
Consulting
Mercer	3,173	3,244	(2)%	(7)%	1%	4%
Oliver Wyman Group	1,275	1,249	2%	(6)%	2%	6%
Total Consulting	4,448	4,493	(1)%	(7)%	1%	5%
Corporate/Eliminations	(30)	(28)
Total Revenue	$9,555	$9,705	(2)%	(7)%	2%	3%

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2015	2014
Marsh:
EMEA	$1,380	$1,509	(9)%	(11)%	1%	2%
Asia Pacific	480	520	(8)%	(10)%	1%	1%
Latin America	262	285	(8)%	(17)%	3%	5%
Total International	2,122	2,314	(8)%	(11)%	1%	2%
U.S. / Canada	2,095	1,966	7%	(1)%	5%	3%
Total Marsh	$4,217	$4,280	(1)%	(7)%	3%	3%
Mercer:
Health	$1,169	$1,173	—	(4)%	(2)%	5%
Retirement	973	1,032	(6)%	(8)%	2%	—
Investments	614	622	(1)%	(12)%	2%	9%
Talent	417	417	—	(7)%	3%	5%
Total Mercer	$3,173	$3,244	(2)%	(7)%	1%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the third quarter of 2015 was $3.1 billion, a decrease of 1% on a reported basis, reflecting a 4% increase on an underlying basis and a 2% increase from the impact of acquisitions, which were more than offset by a decrease of 7% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the third quarter of 2015 was $1.6 billion, a decrease of 2% from the same period last year. Revenue increased 2% on an underlying basis and 3% from the impact of acquisitions, offset by a 7% decrease from the impact of foreign currency translation. Consulting revenue of $1.5 billion in the third quarter of 2015 remained flat from the same period in 2014. Revenue increased 6% on an underlying basis and 1% from the impact of acquisitions, offset by a 7% decrease from the impact of foreign exchange.

For the first nine months of 2015, Risk & Insurance Services revenue decreased 2% from the same period in 2014, but increased 2% on an underlying basis. Consulting revenue decreased 1% compared with the nine-month period last year. On an underlying basis, Consulting revenue increased 5%, reflecting increases of 4% at Mercer and 6% at Oliver Wyman.
Operating Expense
Consolidated operating expense in the third quarter decreased 2% compared with the same period last year, reflecting a 3% increase on an underlying basis and a 2% increase from acquisitions, offset by a 7% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salary, bonus and health and welfare plan benefit costs.
Expenses for the nine months of 2015 decreased 3% compared to the same period in 2014, reflecting a 2% increase on an underlying basis and a 2% increase from acquisitions, offset by a 7% decrease from the impact of foreign currency translation. The underlying expense increase reflects higher base salary and retirement benefit costs, partly offset by a net benefit from actions relating to the RRA plan.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions of dollars)	2015	2014	2015	2014
Revenue	$1,584	$1,610	$5,137	$5,240
Compensation and Benefits	926	960	2,697	2,844
Other Expenses	433	421	1,255	1,226
Expense	1,359	1,381	3,952	4,070
Operating Income	$225	$229	$1,185	$1,170
Operating Income Margin	14.2%	14.2%	23.1%	22.3%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2015 was $1.6 billion, a decrease of 2% as compared to the same period last year, reflecting a 2% increase in underlying revenue and a 3% increase related to acquisitions, which were more than offset by a 7% decrease from the impact of foreign currency translation.
In Marsh, revenue in the third quarter of 2015 was $1.3 billion, a decrease of 2% compared with the same quarter of the prior year, reflecting an increase of 2% on an underlying basis and a 4% increase from acquisitions, offset by a 7% decrease from the impact of foreign currency translation. Underlying revenue increased 2% in U.S./Canada. The international division grew 2% on an underlying basis, with growth of 1% in EMEA, 1% in Asia Pacific and 6% in Latin America. Guy Carpenter's third quarter revenue decreased 2% reflecting an increase of 2% on an underlying basis and a decrease of 4% from the impact of foreign exchange translation.
Revenue in the Risk and Insurance Services segment decreased 2% in the first nine months of 2015 compared with 2014, but increased 2% on an underlying basis. In Marsh, underlying revenue increased 3% in U.S./Canada. The international division increased 2% on an underlying basis, reflecting a 2% increase in EMEA, a 1% increase in Asia Pacific and a 5% increase in Latin America.
Expense
Expenses in the Risk and Insurance Services segment decreased 2% in the third quarter of 2015 compared with the same period last year, but increased 2% on an underlying basis. The impact of foreign currency translation reduced expenses by 8%, partly offset by a 4% increase related to acquisitions. The increase in underlying expenses is primarily due to higher base salaries and charges for adjustments to acquisition-related contingent consideration liabilities.
Expenses for the nine-month period decreased 3% compared to the prior year, reflecting a 2% increase in underlying expenses, a 3% increase related to acquisitions and a 7% decrease for the impact of foreign exchange. The increase in underlying expenses reflects higher base salaries, retirement benefit costs and charges for adjustments to acquisition-related contingent consideration liabilities, partly offset by the impact of the net benefit from the termination of the RRA plan.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions of dollars)	2015	2014	2015	2014
Revenue	$1,540	$1,541	$4,448	$4,493
Compensation and Benefits	861	859	2,475	2,523
Other Expenses	394	408	1,192	1,224
Expense	1,255	1,267	3,667	3,747
Operating Income	$285	$274	$781	$746
Operating Income Margin	18.5%	17.8%	17.6%	16.6%
Revenue
Consulting revenue in the third quarter of 2015 was flat compared with the prior year, reflecting a 6% increase on an underlying basis and a 1% increase related to acquisitions, which were offset by a 7% decrease from the impact of foreign currency translation. Mercer's revenue decreased 2% to $1.1 billion. On an underlying basis, Mercer's revenue increased 5% compared to the same period last year. The increase in underlying revenue was driven by growth in Health, Talent and Investments, with each line of business increasing 6%. Oliver Wyman's revenue increased 5% to $450 million in the third quarter of 2015 as compared to the same period last year, reflecting a 9% increase on an underlying basis and a 2% increase from acquisitions, partly offset by a decrease of 6% from the impact of foreign currency translation.
Consulting revenue in the first nine months of 2015 decreased 1%, but increased 5% on an underlying basis compared with 2014, with underlying growth of 4% at Mercer and 6% at Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2015 decreased 1% as compared to the third quarter of 2014. Underlying expenses increased 5%, offset by a 7% decrease from the impact of foreign currency translation. The underlying expense increase in the third quarter of 2015 was primarily due to higher base salaries and incentive compensation costs.
Underlying expenses for the nine months of 2015 increased 4% as compared to 2014, primarily due to higher base salaries and incentive compensation costs, partly offset by the impact of the net benefit from the termination of the RRA plan.
Corporate and Other
Corporate expenses were $49 million and $58 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $141 million and $151 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The lower expenses were primarily due to non-recurring corporate initiatives incurred in 2014.

Interest
Interest income earned on corporate funds was $3 million in the third quarter of 2015, compared with $6 million in the third quarter of 2014, primarily due to a lower level of invested funds. Interest expense decreased $4 million in 2015 compared with the third quarter of 2014 due to lower average interest rates compared with the prior year, partly offset by higher average debt outstanding.
Investment Income
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded investment income of $34 million and $26 million for the three months ended September 30, 2015 and 2014, respectively, and $39 million and $37 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to our general partner carried interest in Trident III no longer subject to clawback. Stonepoint Capital, the investment manager of

Trident III, harvested its remaining two investments of Trident III during the third quarter of 2015, which resulted in the Company recognizing its remaining deferred performance fees.
Income Taxes
The Company's effective tax rate in the third quarter of 2015 was 27.9% compared with 29.6% in the third quarter of 2014. The effective tax rate for the first nine months of 2015 and 2014 was 28.4% and 28.9%, respectively. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, the resolution of tax examinations and expiration of statutes of limitations.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the U.S. In 2015, the forecasted pre-tax income in the U.K., Canada, Australia, Ireland, Germany and Bermuda is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 21%, 27%, 30%, 13%, 33% and 0%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. A loss in one jurisdiction, generally, cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Losses in certain operations may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $97 million at December 31, 2014 to $77 million at September 30, 2015. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by an amount between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2014, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes approximately $203 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. The analysis of the portion of 2015 earnings that the Company expects to repatriate and the portion that will be permanently reinvested will be finalized later in the year as the amount of non-U.S. earnings and the Company's cash requirements become more certain. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, which could result in higher effective tax rates in the future.
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
Operating Cash Flows
The Company generated $980 million of cash from operations for the nine months ended September 30, 2015, compared with $1.1 billion provided by operations for the same period in 2014. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions. The use of cash is driven primarily by cash award payments, which are generally paid in the first quarter of each each year.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first nine months of 2015, the Company contributed $116 million to its non-U.S. pension plans and $22 million to its U.S. pension plans. In the first nine months of 2014, the Company contributed $122 million to its non-U.S. pension plans and $19 million to its U.S. pension plans.
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
The Company continues to manage the cost and assess the competitiveness of its benefits programs, and also to manage the risks related to its defined benefit pension plan liabilities. Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants. The Company's active participants were transferred into a newly established, legally separate qualified defined benefit plan. The benefits provided to the plans’ participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans, as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. As a result of the re-measurement, the projected benefit obligation and the net funded status of the plans decreased by approximately $298 million and $64 million, respectively. The decrease in the projected obligation was primarily due to the change in the discount rate from 4.3% at the December 31, 2014 measurement date, to a weighted average rate for the two plans of 4.67% at the re-measurement date. This was more than offset by a decline in plan assets.

Effective August 1, 2015, the Company amended its Ireland defined benefit pension plans to close those plans to future benefit accruals and replaced those plans with a new defined contribution arrangement. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date. As a result of the re-measurement, the projected benefit obligation increased by approximately $59 million primarily due to the change in the discount rate from approximately 2.3% at the December 31, 2014 measurement date, to 1.8% at the re-measurement date. The increase in the projected benefit obligation contributed to a $26 million reduction in the funded status of the Ireland pension plans.
As a result of these changes above, the Company expects the increase in pension benefit costs for the full year of 2015 to be lower than the $115 million disclosed in the 2014 10-K. However, this is expected to be offset, primarily by the negative impact of foreign exchange in the fourth quarter of 2015.
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
The Company expects to fund an additional $53 million to its non-U.S. defined benefit plans over the remainder of 2015, comprising approximately $18 million to plans outside of the U.K. and $35 million to the U.K. plans.
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
Financing Cash Flows
Net cash used for financing activities was $630 million for the period ended September 30, 2015, compared with $130 million net cash provided by such activities for the same period in 2014.
In September 2015, the Company issued $600 million of 3.75% 10.5-year senior notes. The Company intends to use the net proceeds for general corporate purposes.
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
The Company and certain of its foreign subsidiaries maintain a $1.2 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings, which are set forth below. This facility expires in March 2019 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2015.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility is based on LIBOR plus an agreed fixed margin which varies with the Company's credit ratings. The facility requires the Company to maintain coverage ratios and leverage ratios consistent with the current revolving credit facility discussed above. The Company had $50 million of borrowings under this facility at September 30, 2015.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at September 30, 2015.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
During the first nine months of 2015, the Company paid $39 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $12 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $27 million for the first nine months of 2015, are reflected as operating cash flows. In the first nine months of 2015, the Company paid $30 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $145 million and estimated future contingent consideration payments of $283 million for acquisitions completed in the first nine months of 2015 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2015.
In the first nine months of 2014, the Company paid $40 million of contingent payments related to acquisitions made in prior periods. Of this amount, $28 million was reported as financing cash flows and $12 million as operating cash flows. In addition, in the first nine months of 2014, the Company paid $10 million of deferred purchase consideration related to acquisitions made in prior years.
In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of shares going forward. At September 30, 2015, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.2 billion. There is no time limit on this authorization.
During the first nine months of 2015, the Company repurchased approximately 23.4 million shares of its common stock for consideration of $1.3 billion. During the first nine months of 2014, the Company repurchased approximately 11.8 million shares of its common stock for consideration of $600 million.
The Company paid dividends on its common shares of $468 million ($0.87 per share) during the first nine months of 2015, as compared with $429 million ($0.78 per share) during the first nine months of 2014.
Investing Cash Flows
Net cash used for investing activities amounted to $743 million in the first nine months of 2015, compared with $816 million used during the same period in 2014.

The Company made 16 acquisitions during the first nine months of 2015. Cash used for these acquisitions, net of cash acquired, was $431 million.
During 2014, Mercer acquired 34% of the common shares of South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes"). Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share. On July 24, 2014, the Company purchased 14.9% of Alexander Forbes common shares for approximately $137 million, and in October 2014, the Company paid approximately $166 million for the remaining 19.1% of Alexander Forbes common shares. The investment in Alexander Forbes is accounted for using the equity method and is included in other assets in the consolidated balance sheets.
The Company made twelve acquisitions during the first nine months of 2014. Cash used for these acquisitions, net of cash acquired, was $406 million.
The Company used cash of $249 million to purchase fixed assets and capitalized software in the first nine months of 2015, compared with $285 million in the first nine months of 2014, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million.
The Company has commitments for potential future investments of approximately $55 million in four private equity funds that invest primarily in financial services companies.
Pending Acquisition
On September 10, 2015, Marsh & McLennan Companies Acquisition Limited, an affiliate of Marsh Limited, and Jelf Group plc ("Jelf") announced their agreement on the terms and conditions of a recommended cash acquisition of 100% of the issued and to be issued share capital of Jelf for total consideration (excluding assumed indebtedness) of approximately $400 million (£258 million). The acquisition will be effected by means of a court-sanctioned scheme of arrangement in the U.K. The transaction is subject to customary closing conditions, including approval of Jelf shareholders and the Financial Conduct Authority, and is expected to close in the fourth quarter of 2015.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2015:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$62	$62	$—	$—	$—
Long-term debt	4,435	—	275	1,076	3,084
Interest on long-term debt	1,523	166	324	293	740
Net operating leases	1,980	294	481	364	841
Service agreements	295	134	122	39	—
Other long-term obligations	490	142	236	110	2
Total	$8,785	$798	$1,438	$1,882	$4,667
The above does not include unrecognized tax benefits of $77 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $4 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $6 million and $53 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2015.

On September 8, 2015, the Company obtained a $435 million letter of credit, expiring on March 15, 2016, relating to the pending acquisition of Jelf. In October 2015, the Company moved $435 million to an escrow account, thereby canceling the letter of credit. This is not reflected in the table above.
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
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	September 30, 2015
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,330
Fiduciary cash and investments	$4,374
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 55% of total revenue. We periodically use forward contracts to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tend to mitigate the impact on net operating income of foreign currency risk over the long term. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar would increase or decrease full year net operating income by approximately $60 million, as compared to the prior year. In the fourth quarter of 2014 and the first quarter of 2015, the U.S. dollar strengthened significantly against most currencies. If exchange rates at September 30, 2015 hold constant throughout 2015, the Company estimates the year-over-year impact from conversion of foreign currency earnings would reduce full year net operating income by approximately $140 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact occurred in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. The Company holds publicly traded investments of $91 million of which $17 million are classified as available for sale and $74 million are accounted for using the cost method, as the shares are categorized as restricted and cannot be sold for more than one year. Non-publicly traded investments of $15 million are accounted for using the cost method and an additional $376 million of investments are accounted for using the equity method. These investments are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2015, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 9.9 million shares of its common stock for $550 million during the third quarter of 2015. At September 30, 2015, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $1.2 billion. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	2,851,275	$57.6920	2,851,275	$1,615,975,411
August 1-31, 2015	3,543,671	$55.8933	3,543,671	$1,417,908,052
September 1-30, 2015	3,502,999	$53.5075	3,502,999	$1,230,471,267
Total	9,897,945	$55.5671	9,897,945	$1,230,471,267

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

Date:	October 29, 2015	/s/ J. Michael Bischoff
J. Michael Bischoff
Chief Financial Officer

Date:	October 29, 2015	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1
Seventh Supplemental Indenture, dated as of September 14, 2015, between Marsh & McLennan Companies, Inc. (the "Company") and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2015)

10.1	Letter Agreement, dated September 17, 2015, between Marsh & McLennan Companies, Inc. and Mark C. McGivney

10.2	Non-Competition and Non-Solicitation Agreement, dated September 17, 2015, between Marsh & McLennan Companies, Inc. and Mark C. McGivney

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase