Form 10-K
period 2015-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2016-02-24
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $30,066,092,147 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2015.
As of February 18, 2016, there were outstanding 521,227,085 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management's current views concerning future events or results, use words like "anticipate," "assume," "believe," "continue," "estimate," "expect," "intend," "plan," "project" and similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would." Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.
Factors that could materially affect our future results include, among other things: our ability to maintain adequate safeguards to protect the security of confidential, personal or proprietary information; our ability to compete effectively and adapt to changes in the competitive environment, including to technological and other types of innovation; the impact of economic, political and market conditions on us and our clients; our ability to successfully recover should we experience a business continuity problem due to cyberattack, natural disaster or otherwise; our exposure to potential civil remedies or criminal penalties if we fail to comply with U.S. and non-U.S. laws and regulations applicable in the jurisdictions in which we operate; the financial and operational impact of complying with laws and regulations in the jurisdictions in which we operate; our exposure to potential losses and liabilities, including reputational impact, arising from errors and omissions, breach of fiduciary duty and similar claims against us; the impact of fluctuations in exchange and interest rates on our results; the impact of our corporate tax rate relative to our competitors; the effect of our global pension obligations on our financial position, earnings and cash flows; our ability to make acquisitions and dispositions and successfully integrate the businesses we acquire; our ability to incentivize and retain key employees; and the impact of changes in accounting rules or in our accounting estimates or assumptions.
The factors identified above are not exhaustive. Marsh & McLennan Companies and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.
Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in Part I, Item 1A of this report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this report.

i

ii

PART I
ITEM 1.      BUSINESS.
References in this report to "we", "us" and "our" are to Marsh & McLennan Companies, Inc. and one or more of its subsidiaries (the "Company"), as the context requires.
GENERAL
The Company is a global professional services firm offering clients advice and solutions in risk, strategy and people. It is the parent company of a number of leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 60,000 employees worldwide and annual revenue of approximately $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 53% of the Company's total revenue in 2015 and employs approximately 32,600 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
MARSH
Marsh is a world leader in delivering risk advisory and insurance solutions to companies, institutions and individuals around the world. From its founding in 1871 to the present day, Marsh has provided thought leadership and innovation to clients and the insurance industry, introducing and promoting the concept and practice of client representation through brokerage, the discipline of risk management, the globalization of insurance and risk management services and many other innovative capabilities and service platforms.
Marsh's clients vary by size, industry, geography and risk exposures. Marsh is structured to serve clients effectively and efficiently, delivering solutions tailored to each client’s level of complexity of risk, geographic footprint and buying preferences.
Marsh generated approximately 44% of the Company's total revenue in 2015. Approximately 30,200 Marsh colleagues provide risk management, insurance broking, insurance program management services, risk consulting, analytical modeling and alternative risk financing to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries.
Insurance Broking and Risk Consulting
In its main insurance broking and risk consulting business, Marsh employs a team approach to address clients' risk management and insurance needs. Each client relationship is coordinated by a client executive or client manager who accesses the many industry and risk specialties within Marsh to coordinate the resources needed to assist clients in analyzing, measuring and managing their various risks. Product and service offerings include risk analysis, program design and placement, post-placement program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. Marsh’s clients benefit from advanced analytics, deep technical expertise, a collaborative global culture and a track record of innovative product development. Marsh services clients of all sizes, including multi-national companies, middle-market businesses, small commercial enterprises and private clients.
Risk, Specialty and Industry Practices provides consultative advice, brokerage and claims advocacy services for our corporate and institutional clients around the world through dedicated practices in the areas listed below. For both large and mid-size organizations, colleagues in these practices apply their experience and deep knowledge of clients' industry sectors, and of the unique environments in which they operate, to facilitate the requisite breadth of coverage and to reduce the cost of risk.

Risk & Specialty Practices	Industry Practices
• Aviation & Aerospace	• Aviation
• Casualty	• Chemicals
• Claims	• Communications, Media and Technology
• Cyber	• Construction
• Employee Benefits	• Education
• Energy	• Energy
• Environmental	• Financial Institutions
• Financial and Professional (FINPRO)	• Forestry Products
• Marine	• Healthcare
• Political Risk	• Hospitality & Gaming
• Premium Finance	• Life Sciences
• Private Equity and Mergers & Acquisitions (PEMA)	• Manufacturing and Automotive
• Product Recall	• Marine
• Project Risk	• Mining, Metals & Minerals
• Property	• Power & Utilities
• Surety	• Public Entities
• Trade Credit	• Rail
• Workers’ Compensation	• Real Estate
• Retail / Wholesale
• Sports, Entertainment & Events
• Transportation
Multinational Client Service (MCS) is focused on delivering service excellence and insurance solutions to the largest and most globally active set of our major corporate clients. MCS provides risk management programs with a service platform that comprises a combination of proprietary tools and technology and specialized resources. MCS provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory environments to address the worldwide risk issues that confront them.

Marsh & McLennan Agency (MMA) offers a broad range of commercial property and casualty products and services, as well as industry-leading solutions for employee health and benefits, retirement and administration needs and personal lines for our middle-market, small commercial and personal lines clients in the United States and Canada. Since its first acquisition in 2009, MMA has grown to include 49 agencies. MMA provides advice on insurance program structure, market dynamics, industry expertise and transactional capability.
Private Client Services (PCS) provides insurance and risk advisory services to high net worth individuals, families and their advisors and family offices, with a focus on delivery of property and casualty risk management solutions. PCS operates from 27 locations across the United States, is licensed in all 50 states and has more than 300 insurance professionals.
Additional Services and Adjacent Businesses
In addition to commercial insurance broking, Marsh provides clients with certain other specialist advisory or placement services, including:
Marsh Captive Solutions serves more than 1,250 captive facilities, including single-parent captives, reinsurance pools and risk retention groups, among others. The Captive Solutions practice operates in 42 captive domiciles and leverages the consulting expertise within Marsh’s brokerage offices worldwide. The practice includes the Captive Advisory group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions; Captive Management, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services; and the Actuarial Services group, which is comprised of credentialed actuaries and supporting actuarial analysts.
Schinnerer Group is comprised of Victor O. Schinnerer & Co. in the U.S. and ENCON Group Inc. in Canada. As one of the largest underwriting managers of professional liability and specialty insurance programs in the United States, Victor O. Schinnerer & Co. provides risk management and insurance solutions to insureds through a national third-party distribution network of licensed brokers. ENCON Group Inc., a leading managing general agent in Canada, offers professional liability and construction insurance, as well as group and retiree benefits programs and claims handling for individuals, professionals, organizations and businesses, through a national third-party distribution network of licensed insurance brokers and through benefit plan advisors.
Marsh Risk Consulting (MRC) is a global practice comprised of specialists dedicated to helping clients identify exposures, extract value out of data, assess critical business functions and evaluate existing risk treatment practices and strategies. MRC provides client services in five main areas of exposure: Property Risk Consulting, Workforce Strategies, Claims Consulting and Financial Advisory, Cybersecurity Consulting and Advisory and Strategic Risk Consulting.
Marsh Global Analytics helps organizations use data and analytical tools to better understand risks, make more informed decisions, support the implementation of innovative solutions and strategies, and ultimately, reduce costs. The principal tools employed include data from Marsh’s extensive Global Benchmarking Portal, statistical and financial analyses, decision modeling, catastrophic loss modeling and the Marsh Analytical Platform.
Torrent Technologies is a leading service provider to Write Your Own (WYO) insurers participating in the National Flood Insurance Program (NFIP). Recently acquired by Marsh and with its headquarters remaining in Kalispell, Montana, Torrent's employees have combined with Marsh's existing flood insurance specialists to create a Flood Center of Excellence, offering a comprehensive suite of flood insurance products and services. Torrent and Marsh together also have demonstrated capabilities in the non-NFIP retail flood space and in providing other non-NFIP flood insurance administration services to mortgage lenders and other businesses.
Marsh ClearSight (formerly branded CS STARS) is a cloud-based software application that serves the needs of risk management professionals, as well as insurance carriers and third-party administrators, through integrated technology, analytics and data services solutions across risk, safety and claims management. Marsh ClearSight enables its customers to analyze trends, gain industry insights, optimize decision-making and reduce costs across the entire risk lifecycle.

Bowring Marsh is an international placement broker for property and casualty risks. Bowring Marsh uses placement expertise in major international insurance market hubs, including Bermuda, Brazil, China, Dubai, Dublin, Hong Kong, London, Madrid, Miami, Singapore, South Korea, Tokyo and Zurich, and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.
Services for Insurers
Insurer Consulting Group provides services to insurance carriers. Through Marsh's patented electronic platform, MarketConnect, and through sophisticated data analysis, Marsh provides insurers with individualized preference setting and risk identification capabilities, as well as detailed performance data and metrics. Insurer consulting teams review performance metrics and preferences with insurers. Marsh's Insurer Consulting services are designed to improve the product offerings available to Marsh’s clients, assist insurers in identifying new opportunities and enhance insurers’ operational efficiency. The scope and nature of the services vary by insurer and by geography.
GUY CARPENTER
Guy Carpenter generated approximately 9% of the Company's total revenue in 2015. Approximately 2,400 Guy Carpenter professionals help clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics. Guy Carpenter teams create and execute reinsurance and risk management solutions for clients worldwide, by providing risk assessment analytics, actuarial services, highly specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
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
Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its licensed affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities. GC Securities, the Guy Carpenter division of MMC Securities LLC (formerly MMC Securities Corp.) and MMC Securities (Europe) Limited, offers corporate finance solutions, including mergers & acquisitions and private debt and equity capital raising, and capital markets-based risk transfer solutions that complement Guy Carpenter's strong industry relationships, analytical capabilities and reinsurance expertise.
In addition, Guy Carpenter provides its clients with numerous reinsurance-related services, such as actuarial, enterprise risk management, financial and regulatory consulting, portfolio analysis and advice on the efficient use of capital. Guy Carpenter's GC Analytics® unit serves as a local resource that helps clients better understand and quantify the uncertainties inherent in their businesses. Working in close partnership with Guy Carpenter account executives, GC Analytics specialists help support clients' critical decisions in numerous areas, including reinsurance utilization, catastrophe exposure portfolio management, new product and market development, rating agency, regulatory and account impacts, loss reserve risk, capital adequacy and return on capital.
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend upon a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, the capacity in which the broker acts and negotiations with clients. In addition to compensation from its clients, Marsh also receives compensation from insurance companies. This compensation includes, among other things, payments for consulting and analytics services provided to insurers; fees for administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on the attainment of specified goals relating to Marsh's placements, particularly at Marsh & McLennan Agency and in parts of Marsh's international operations.
Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
CONSULTING
The Company's Consulting segment generated approximately 47% of the Company's total revenue in 2015 and employs approximately 25,300 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a global consulting leader in Health, Retirement, Investments and Talent. Mercer helps clients around the world advance the health, wealth and performance of their most vital asset - their people. Mercer's approximately 21,200 employees are based in more than 40 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 33% of the Company's total revenue in 2015.
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
Investments.  Mercer's investments business provides clients with investment consulting and investment management services. In its investment consulting business, Mercer provides investment advice and related services to the sponsors of pension funds, foundations, endowments, insurance companies, wealth management firms and other investors in more than 40 countries. Mercer's services cover all stages of the institutional investment process, from strategy, structure and implementation to ongoing portfolio management.
Mercer provides investment management services - also referred to as delegated solutions or fiduciary management - to institutional investors including retirement plans (defined benefit and defined contribution), endowments and foundations and wealth managers, primarily through investment in manager of manager funds sponsored and managed by Mercer. Mercer offers a diverse range of solutions to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies for clients globally. As of December 31, 2015, Mercer had assets under management of approximately $135 billion worldwide.

Benefits Administration.  Mercer also provides benefits administration services to clients globally as part of its Retirement, Health and Investments businesses. Mercer's administration offerings include total benefits outsourcing; total retirement outsourcing, including administration and delivery for retirement benefits; and stand-alone services for defined benefit administration, defined contribution administration, health benefits administration and flexible benefits programs.
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
OLIVER WYMAN GROUP
With approximately 4,000 professionals and offices in 26 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 14% of the Company's total revenue in 2015.
Oliver Wyman is a leading global management consulting firm. Oliver Wyman's consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management and organization transformation. Industry groups include:

•	Automotive

•	Aviation, Aerospace & Defense

•	Business Services

•	Communications, Media & Technology

•	Distribution & Wholesale

•	Energy

•	Financial services (including corporate and institutional banking, insurance, wealth and asset management, public policy, and retail and business banking)

•	Health & Life Sciences

•	Industrial products

•	Public Sector

•	Retail & consumer products

•	Surface transportation

•	Travel & Leisure
Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:

•
Actuarial. Oliver Wyman offers actuarial consulting services to public and private enterprises, self-insured group organizations, insurance companies, government entities, insurance regulatory agencies and other organizations.

•
Business & Organization Transformation.  Oliver Wyman advises organizations undergoing or anticipating profound change or facing strategic discontinuities or risks by providing guidance on leading the institution, structuring its operations, improving its performance and building its organizational capabilities.

•
Corporate Finance & Restructuring. Oliver Wyman provides an array of capabilities to support investment decision making by private equity funds, hedge funds, sovereign wealth funds, investment banks, commercial banks, arrangers, strategic investors and insurers.

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
Compensation for Services in Consulting
Mercer and the Oliver Wyman Group businesses are compensated for advice and services primarily through fees paid by clients. Mercer's Health & Benefits business is compensated through commissions for the placement of insurance contracts (comprising more than half of the revenue in the Health & Benefits business) and consulting fees. Mercer's delegated solutions business and certain of Mercer's defined contribution administration services are compensated typically through fees based on assets under administration or management. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under U.S. federal and state laws, as well as laws of other countries in which the Company's subsidiaries operate.

See Part I, Item 1A ("Risk Factors") below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.
Risk and Insurance Services.  While laws and regulations vary from location to location, every state of the United States and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers and managing general agents) to hold an individual or company license from a government agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally-owned business entities; in those instances, if the Company has no licensed subsidiary, it may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are subject to an internal review and approval process. Licensing of reinsurance intermediaries is generally less rigorous compared to that of insurance brokers, and most jurisdictions require only corporate reinsurance intermediary licenses.
The Insurance Mediation Directive was adopted by the United Kingdom and 26 other European Union Member States in 2005. Its implementation gave powers to the Financial Services Authority ("FSA"), the United Kingdom regulator at the time, to expand their responsibilities in line with the Financial Services and Markets Act, the result of which was the regulation of insurance and reinsurance intermediaries. The enhanced regulatory regime effected a licensing system based on an assessment of factors which included professional competence, financial capacity and the requirement to hold professional indemnity insurance. In April 2013, the FSA was superseded by the Financial Conduct Authority ("FCA"). In April 2014, the FCA’s responsibilities were expanded further to include the regulation of credit activities for consumers. This included the broking of premium finance to consumers who wished to spread the cost of their insurance. In April 2015, the FCA obtained their concurrent competition powers enabling them to enforce the prohibitions on anti-competitive behavior in relation to financial services.
Insurance authorities in the United States and certain other jurisdictions in which the Company's subsidiaries do business, including the FCA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them, and generally apply to both the insurance and reinsurance business. The FCA is currently reviewing its rules drafted to protect client assets and client money. If deemed appropriate, the FCA will implement changes intended to provide enhanced protection to client funds.
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities LLC (formerly MMC Securities Corp.), a broker-dealer, investment adviser and introducing broker. MMC Securities LLC is registered in the United States with the SEC and is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of MMA Securities LLC (formerly NIA Securities, LLC), a U.S. registered broker-dealer and member of FINRA, SIPC and the Municipal Securities Rulemaking Board. In the United Kingdom, Marsh and Guy Carpenter use the expertise of MMC Securities (Europe) Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the European Union. MMC Securities LLC, MMC Securities (Europe) Limited, MMA Securities LLC and Marsh Investment Services Limited are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
Consulting.  Certain of Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are also subject to investment and securities regulations in various jurisdictions, including regulations imposed or enforced by the SEC and the Department of Labor in the United States, the FCA in the United Kingdom,

the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investment Management, Inc. and Mercer Investment Consulting LLC, each an SEC-registered investment adviser. Mercer Trust Company, a New Hampshire chartered trust bank, provides services for Mercer’s benefits administration and investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities LLC in connection with the provision of certain retirement and employee benefit services. Oliver Wyman Group uses the services of MMC Securities LLC in the United States and MMC Securities (Europe) Limited in the European Union, primarily in connection with corporate finance advisory services.
FATCA. Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act and related legislation (FATCA) require the Company to take various measures relating to non-U.S. funds, transactions and accounts. The regulations impose on Mercer certain client financial account tracking and disclosure obligations with respect to non-U.S. financial institution and insurance clients, and require Marsh and Guy Carpenter (and Mercer, in limited circumstances) to collect, validate and maintain certain documentation from each foreign insurance entity that insures a risk that is subject to the regulations. The Company has adopted processes to substantially address FATCA’s requirements. Barring U.S. Treasury action to scale back FATCA in 2016, FATCA’s application is due to expand as of January 1, 2017 to regulate a broader set of insurance and reinsurance placements, known as "foreign-to-foreign" transactions. Though this expansion of FATCA’s reach may be delayed or permanently suspended, the Company has begun to undertake measures to also achieve timely compliance with FATCA’s foreign-to-foreign requirements.
COMPETITIVE CONDITIONS
The Company faces strong competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see "Risks Relating to the Company Generally-Competitive Risks," in Part I, Item 1A of this report.
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

Mercer's investments business faces competition from many sources, including investment consulting firms (many of which offer delegated services) and other financial institutions. In some cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.
Segmentation of Activity by Type of Service and Geographic Area of Operation.
Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 16 to the consolidated financial statements included under Part II, Item 8 of this report.
Employees
As of December 31, 2015, the Company and its consolidated subsidiaries employed approximately 60,000 people worldwide, including approximately 32,600 in risk and insurance services, 25,300 in consulting and 1,700 individuals at the parent-company level.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 54, is Executive Vice President and General Counsel of Marsh & McLennan Companies. In addition to managing the Company's Legal, Compliance & Public Affairs function, Mr. Beshar also oversees the Company's Government Relations and Risk Management groups. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
E. Scott Gilbert, age 60, is Senior Vice President and Chief Information Officer of Marsh & McLennan Companies. Mr. Gilbert leads the Company’s firm-wide efforts to improve the experience of clients and colleagues through the development and implementation of innovative and cost-effective technologies. In his role, he has responsibility for the Global Technology Infrastructure group and the Marsh & McLennan Innovation Centre, and he chairs the Company’s Information Technology Council. In addition, Mr. Gilbert oversees the Company's global Business Resiliency and Security operations. Prior to joining Marsh & McLennan Companies in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.
Daniel S. Glaser, age 55, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to assuming this role in January 2013, Mr. Glaser served as Group President and Chief Operating Officer of Marsh & McLennan Companies from April 2011 through December 2012, with strategic and operational oversight of both the Risk and Insurance Services and the Consulting segments of the Company. Mr. Glaser rejoined Marsh in December 2007 as Chairman and Chief Executive Officer of Marsh Inc. after serving in senior positions in commercial insurance and insurance brokerage in the United States, Europe, and the Middle East. He began his career at Marsh more than 30 years ago. Mr. Glaser was named Chairman of the Federal Advisory Committee on Insurance (FACI) in August 2014. Mr. Glaser also serves on the International Advisory Board of BritishAmerican Business and is a member of the Board of Trustees for The Institutes (American Institute for Chartered Property Casualty Underwriters), the Insurance Information Institute and Ohio Wesleyan University.
Laurie Ledford, age 58, is the Company's Senior Vice President and Chief Human Resources Officer. Ms. Ledford is responsible for Marsh & McLennan Companies' overall human capital and talent strategy and the delivery of human resources services to all our colleagues worldwide. Prior to her current role, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc. Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.

Scott McDonald, age 49, is President and Chief Executive Officer of Oliver Wyman Group. Prior to assuming this role in January 2014, Mr. McDonald was President of Oliver Wyman. Before becoming President of Oliver Wyman in 2012, Mr. McDonald was the Managing Partner of Oliver Wyman's Financial Services practice and has held a number of senior positions, including the Global head of the Corporate & Institutional Banking practice. Before joining Oliver Wyman in 1995, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Mark McGivney, age 48, is the Company’s Chief Financial Officer. Mr. McGivney has held a number of senior financial management positions since joining the Company in 2007, including Chief Financial Officer of Marsh and Chief Financial Officer and Chief Operating Officer of Mercer. In his most recent role as Senior Vice President, Corporate Finance of Marsh & McLennan Companies, Mr. McGivney was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer and Chief Financial Officer of the Property & Casualty business, and investment banking positions at Merrill Lynch and Salomon Brothers.
Alexander S. Moczarski, age 60, is President and Chief Executive Officer of Guy Carpenter. In addition, Mr. Moczarski is Chairman of Marsh & McLennan Companies International. In this role, Mr. Moczarski oversees the Company's international strategy, as well as its group of Country Corporate Officers located in regions around the world. Prior to being named Guy Carpenter CEO in April 2011, Mr. Moczarski was President and CEO of the International Division of Marsh. Previously, he was CEO of Marsh Inc.’s Europe, Middle East and Africa region. While at Marsh, Mr. Moczarski held several other roles, including President and CEO of the firm’s International Specialty Operations and Region Head for the Latin America and Caribbean Region. Before joining Marsh in 1993, Mr. Moczarski worked for AIG for nearly 15 years, including as CEO of the firm’s operations in Argentina and Chile.
Julio A. Portalatin, age 56, is President and Chief Executive Officer of Mercer. Prior to joining Mercer in February 2012, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG/Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions.
Peter Zaffino, age 49, is Chairman of the Risk and Insurance Services segment and President and Chief Executive Officer of Marsh. Mr. Zaffino was named Chairman of the Risk and Insurance Services segment of the Company in May 2015. Prior to being named Marsh CEO in 2011, Mr. Zaffino was President and CEO of Guy Carpenter, a position he assumed in early 2008. Previously, he was an Executive Vice President of Guy Carpenter and had held a number of senior positions, including Head of Guy Carpenter's U.S. Treaty Operations and Head of the firm's Global Specialty Practices. Mr. Zaffino has over 25 years of experience in the Insurance and Reinsurance industry. Prior to joining Guy Carpenter in 2001, he held several senior positions, including serving in an executive role with a GE Capital portfolio company.
AVAILABLE INFORMATION
The Company is subject to the information reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, the Company files with, or furnishes to, the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company makes these reports and any amendments to these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.

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
RISKS RELATING TO THE COMPANY GENERALLY
Legal and Regulatory Issues
We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and similar claims.
Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory, actuarial and other services, to clients around the world. As a result of these activities, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to adequately place coverage or notify insurers of potential claims on behalf of clients. In our Consulting segment, such claims include allegations of damages arising from the provision of consulting, investments, actuarial, pension administration and other services. These services frequently involve complex calculations and other analysis, including (i) assumptions and estimates concerning contingent future events, (ii) drafting and interpretation of complex documentation governing pension plans, (iii) calculating benefits within complex pension structures and (iv) the provision of investment advice, including regarding asset allocation and investment strategy, and management of client assets, including the selection of investment managers. Given the long-tail nature of many of these types of claims, these matters often relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions or in connection with certain types of claims, particularly including those concerning claims of a breach of fiduciary duty.
In establishing liabilities for E&O claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies - Loss Contingencies), the Company uses case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Nevertheless, given the challenges inherent in establishing liabilities in accordance with FASB ASC Subtopic No. 450-20, as well as the unpredictability of E&O claims and the litigation that can flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by agencies such as the SEC in the United States and the FCA in the United Kingdom, state insurance regulators in the United States and self-regulatory organizations such as FINRA, as further described above under Part I, Item 1 - Business (Regulation) of this report. We are also subject to trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We are subject to numerous other laws on matters as diverse as internal and disclosure controls and procedures, securities regulation, data privacy and protection, taxation, anti-trust, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex, and our efforts to comply with these myriad laws and regulations require significant resources. In some cases, these laws and regulations may impose operational limitations on our business, including on the products and services we may offer or on the rates we may charge for our products and services. While we attempt to comply with all applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a failure to comply with applicable laws and regulations could have a material adverse effect on the Company by exposing us to negative publicity and reputational damage or by harming our client or employee relationships.
In most jurisdictions, government regulatory authorities have the power to interpret and amend applicable laws and regulations, and have discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities. Such authorities may require the Company to incur substantial costs in order to comply with such laws and regulations. In some areas of our businesses, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized or precluded from carrying on our previous activities. Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we operate, which increases the likelihood of our businesses being non-compliant in one or more jurisdictions.
We could incur significant liability or our reputation could be damaged if our information systems are breached or we otherwise fail to protect client or Company data or information systems.
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. Information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including cyber-attacks, computer viruses and other malware, ransomware and other types of security breaches. Our systems are also subject to compromise from improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. We could experience significant harm if our information systems are breached, or sensitive client or Company data are compromised.
We are at risk of attack by a growing list of adversaries, be it state-sponsored organizations, organized crime, hackers or "hactivists" (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems.
As the breadth and complexity of our infrastructure continues to grow, including as a result of the use of mobile technologies, cloud services, social media and the increased reliance on devices connected to the Internet (known as the "Internet of Things"), the potential risk of security breaches and cyberattacks also increases. Although encryption is growing in use as a means to protect data from theft, we may not be able to encrypt the data across our diverse systems. Should an attacker gain access to our network using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our infrastructure, such as data encryption or deployment of multi-factor authentication, take significant time and resources to deploy broadly. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.
Due to the large number of systems and platforms that we operate, the increased frequency at which vendors issue security patches to their products and the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy patches in a timely manner. We are also dependent on third party vendors like cloud service providers to keep their systems patched in order to protect our data. If we, our clients and our vendors are unable to keep our systems patched in a timely manner, our systems may be breached, which could have a material adverse effect on our business.
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients. A small percentage of them have direct access to our systems. We are at risk of a cyber-attack involving a vendor or other third party, which could result in a breakdown of its data protection processes or the cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyberattack that compromises their operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business.
We have a history of making acquisitions, including 92 acquisitions in the period from 2009-2015. The process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in the target’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
Our policies, procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information by employees, vendors or other third parties with otherwise legitimate access to our systems. Improper access to or disclosure of sensitive client or Company information could harm our reputation and subject us to liability under our contracts, as well as under existing or future laws, rules and regulations, resulting in increased legal and other costs and harm to our reputation and our business.
We have from time to time experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), users exceeding their data access authorization, employee misconduct, and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email campaigns directed at our employees that can result in malware infections and data losses. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, personal or proprietary information being lost or stolen, including client, employee or company data, which could have a material adverse effect on our business. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner.

Privacy laws are proliferating and changing frequently, at times in a manner that creates conflicting demands. We may not be in compliance with all applicable U.S. federal and state or foreign privacy and data protection laws and regulations in the jurisdictions in which we operate.
In providing services and solutions to clients, we store sensitive client or Company data, including personal data, in multiple jurisdictions. We leverage systems and applications that are spread all over the world requiring us to regularly move data across national borders. We expect these activities to increase in scope and complexity. As a result, we are subject to numerous laws and regulations designed to protect personal data, such as the national laws implementing the European Union’s Data Protection Directive and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services. For example, the European Union has just reached an agreement on a new General Data Protection Regulation (the GDPR) that greatly increases the jurisdictional reach of its laws and adds a broad array of requirements for handling personal data, such as privacy impact assessments, data portability and the appointment of data protection officers in some cases. Other countries are passing data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
Unauthorized disclosure of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Under the GDPR, certain violations may trigger a fine of up to 4% of a corporation’s global annual revenue. Such events could also result in negative publicity and damage to our reputation, and cause us to lose clients, and could therefore have a material adverse effect on our results of operations. Our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
Financial Risks
Our pension obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
The Company has significant pension obligations to its current and former employees, totaling approximately $14.8 billion, and related plan assets of approximately $14.0 billion, at December 31, 2015. The Company's policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans. In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ from measurements under U.S. GAAP. In the United Kingdom, for example, contributions to defined benefit pension plans are based on statutory requirements and are determined through a negotiation process between the Company and the plans' trustee. This negotiation process is governed by U.K. pension regulations. Certain of the assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP.
During 2015, the Company contributed $29 million to its U.S. pension plans and $166 million to its non-U.S. pension plans. The calculations relating to our defined benefit pension plans are complex. As indicated in Note 8 to our consolidated financial statements, pension plan assets and liabilities, periodic pension expense and future funding amounts are affected by future asset performance, the assumed interest rates we use to discount our pension liabilities, rates of inflation, mortality assumptions and other variables. Given the magnitude of our worldwide pension plans, variations in or reassessment of the preceding factors or potential miscalculations relating to our defined benefit pension plans could cause significant fluctuation from year to year in our earnings and cash flow, as well as our pension plan assets, liabilities and equity, and may result in increased levels of contributions to our pension plans.

Our results of operations could be adversely affected by macroeconomic conditions and political events around the world and the effects of these conditions and events on our clients' businesses and levels of business activity.
Macroeconomic conditions and political events around the world affect our clients' businesses and the markets they serve. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. Changes in macroeconomic and political conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. If the demand for our products and services declines as a result of macroeconomic conditions, political events or other factors, we may be required to restructure our business, which could adversely affect our ability to execute our business strategy.
Our investments, including our minority investments in other companies as well as our cash investments and those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, market and interest rate risks. These may be exacerbated by global macroeconomic conditions, market volatility and regulatory, financial and other difficulties affecting the companies in which we have invested or that may be faced by financial institution counterparties. During times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial trading and investment losses for corporate and other investors. In addition, we may incur investment losses as a result of unusual and unpredictable market developments, and we may continue to experience reduced investment earnings if the yields on investments deemed to be low risk remain at or near their current low levels. If the banking system or the fixed income, interest rate, credit or equity markets deteriorate, the value and liquidity of our investments could be adversely affected.
Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.
We are subject to exchange rate movement because some of our subsidiaries receive revenue other than in their functional currencies and because we must translate the financial results of our foreign subsidiaries into U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, our Risk and Insurance Services operations generate revenue in a number of different currencies, but expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the profits of our operations. Because the non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 51% of total revenue, exchange rate movement can have a significant impact on our business, financial condition, results of operations and cash flow. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
We may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
The Company is organized as a legal entity separate and distinct from our operating subsidiaries. Because we do not have significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders, repurchasing our common stock under our share repurchase program and paying corporate expenses. In the event our operating subsidiaries are unable to pay sufficient dividends and make other payments to the Company, we may not be able to service our debt, pay dividends on or repurchase our common stock or meet our other obligations.
Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the United States. Funds from current year’s earnings of the Company's non-U.S. operating subsidiaries are regularly repatriated to the United States. A number of factors could arise that could limit our ability to repatriate funds or could make repatriation cost-prohibitive, including, but not limited to, the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates, the imposition of withholding and other taxes on such payments and our ability to repatriate earnings in a tax-efficient manner.

In the event we are unable to generate or repatriate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate and our ability to finance our obligations, including to pay dividends on or repurchase our common stock, could be adversely affected.
Credit rating downgrades would increase our financing costs and could subject us to operational risk.
Currently, the Company's senior debt is rated A- by S&P and Baa1 by Moody's. The ratings from both S&P and Moody's currently carry a Stable outlook.
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

•
macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management or administration; and

•
general economic conditions, since results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

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
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for the work we perform. Accounts receivable typically total about one-quarter of our total annual revenues. In most cases, we bill and collect on relatively short cycles. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of, or be unable to collect, our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time it takes to bill and collect for our services, our cash flows could be adversely affected.

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
We do business worldwide. In 2015, 51% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. We expect to expand our non-U.S. operations further.
The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

•	economic and political conditions in the countries in which we operate;

•	unexpected increases in taxes or changes in U.S. or foreign tax laws or rulings;

•	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	potential transfer pricing-related tax exposures that may result from the allocation of U.S.-based costs that benefit our non-U.S. businesses;

•	potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

•	international hostilities, terrorist activities, natural disasters and infrastructure disruptions;

•	local investment or other financial restrictions that foreign governments may impose;

•
potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law;

•
potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010;

•	limitations or restrictions that foreign or U.S. governments and regulators may impose on the products or services we sell or the methods by which we sell our products and services;

•	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	the length of payment cycles and potential difficulties in collecting accounts receivable;

•	engaging and relying on third parties to perform services on behalf of the Company; and

•	potential difficulties in monitoring employees in geographically dispersed locations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business.
Our operations depend upon our ability to protect our technology infrastructure against damage from events that could have a significant disruptive effect. We could potentially lose client or Company data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. In particular, a cyber-attack on us or a key vendor or supplier could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. An extended service outage may result in the loss of clients and a decline in our revenues.
We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster or other continuity event on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover from such an event, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships and legal liability.
Competitive Risks
Each of the Company's businesses operates in a highly competitive environment. If we fail to compete effectively against our competitors, some of which have lower effective tax rates, our business, results of operations and financial condition will be impacted adversely.
As a global professional services firm, the Company faces acute and continuous competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our customers' ability to self-insure or use internal resources instead of consultants and our ability to respond to changes in client demand and industry conditions. Some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. If we are unable to respond successfully to the competition we face, our business, results of operations and financial condition will be adversely impacted.
In addition, given the global breadth of our operations, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the United States. Funds from the Company's non-U.S. operating subsidiaries are regularly repatriated to the United States out of annual earnings to pay dividends to stockholders, fund share repurchases and for other corporate purposes. The Company's consolidated tax rate is higher than a number of its key competitors that are domiciled outside the United States where corporate tax rates are lower than the U.S. statutory tax rate. The higher consolidated tax rate at which our earnings are taxed could have an adverse impact on our ability to compete with a number of our competitors.
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

In our Consulting segment, we compete for business and employee talent with numerous consulting firms and organizations affiliated with accounting, information systems, technology and financial services firms around the world. Through these affiliations, such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage.
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
To remain competitive in many of our business areas, we must anticipate and respond effectively to the threat of digital disruption and other technological change. We must also identify relevant technologies and methodologies and integrate them into our product and service offerings. We may not be able to do this effectively. We have a number of strategic initiatives involving investments in technology systems and infrastructure to support our growth strategy. In addition to new platforms and systems, we are deploying new processes and many of our colleagues across the business are changing the way they perform certain roles to capture efficiencies. In some cases, we depend on key vendors and partners to provide technology and other support for our strategic initiatives. If these vendors or partners fail to perform their obligations or otherwise cease to work with us, our ability to execute on our strategic initiatives could be adversely affected. If we do not keep up with technological changes or execute well on our strategic initiatives, our business and results of operations could be adversely impacted.
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
We have a history of making acquisitions, including a total of 92 acquisitions in the period 2009-2015 for aggregate purchase consideration of $4.2 billion. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete with favorable results the transactions we decide to pursue.
While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the assumption of unanticipated liabilities and contingencies; difficulties in integrating acquired businesses; and the inability of acquired businesses to achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. As of December 31, 2015, the Company's consolidated balance sheet reflected $8.9 billion of goodwill and intangible assets, representing approximately 49% of the Company's total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $6.5 billion and Consulting, $2.4 billion. Given the significant size of the Company's goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
When we dispose of businesses, we are subject to the risk, contractually agreed or otherwise, that we will continue to be subject to the liabilities of that business after its disposition. For example, as described in Note 15 to our consolidated financial statements included under Part II, Item 8 of this report, we have retained certain contingent litigation liabilities relating to our disposition of Kroll.
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 53% of the Company's total revenue in 2015. Our business in this segment is subject to particular risks.
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
Allegations of conflicts of interest, adverse legal developments and future regulations concerning compensation we receive from insurers could have a material adverse effect on Marsh’s business, results of operations and financial condition.
The method by which insurance intermediaries are compensated has received substantial scrutiny from regulators in the past because of the potential for conflicts of interest. The potential for conflicts of interest arises when an intermediary is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation that Marsh receives is in the form of retail commissions and fees that are paid by the client or paid from premium that is paid by the client. The amount of compensation that we receive from insurance companies, separate from retail commissions and fees, has increased significantly in the last several years, both organically and through acquisition. This compensation includes payment for, among other things (i) consulting and analytics services provided to insurers and (ii) administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate). It also takes the form of contingent commission, which is paid by insurers based on the attainment of specified goals relating to Marsh's placements, particularly at Marsh & McLennan Agency and in parts of Marsh's international operations. Future changes in the regulatory environment may impact our ability to collect these revenue streams. In addition, these revenues present potential regulatory, litigation and reputational risks that may arise from alleged conflicts of interest or allegations under antitrust, competition and other laws. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our client, insurer or other relationships.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to "self-insure," the use of so-called "captive" insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurances Services segment depends in part on our ability to be compensated, not only for insurance and reinsurance transactions, but also for the increasing analytical services and advice that we provide. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 47% of our total revenue in 2015. Our businesses in this segment are subject to particular risks.
Revenues for our services may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset markets, our clients’ or an industry's financial condition or government regulation.
Global economic conditions over the past several years have negatively affected businesses and financial institutions. Many of our clients, including financial institutions, corporations, government entities and pension plans, have been reducing expenses, including amounts spent on consulting services. The evolving needs and financial circumstances of our clients may reduce demand for our services and our revenues and profitability. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.
In addition, some segments of Mercer's investments business generate fees based upon the value of the clients’ assets under management or advisement. Changes in the value of equity, debt, currency, real estate, commodities or other asset classes could cause the value of assets under management or advisement, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s investment business in favor of other asset management strategies. In either case, our business, financial condition and results of operations could be materially and adversely affected.
Demand for many of Mercer's benefits services is affected by government regulation and tax rules, which drive our clients' needs for benefits-related services. Significant changes in government regulations affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans, defined contribution plans or defined benefit plans, may adversely affect the demand for or profitability of Mercer's services.
Factors affecting defined benefit pension plans and the services we provide relating to those plans could adversely affect Mercer.
Mercer currently provides corporate, multi-employer and public clients with actuarial, consulting and administration services relating to defined benefit pension plans. The nature of our work is complex. Our actuarial services involve numerous assumptions and estimates regarding future events, including interest rates used to discount future liabilities, estimated rates of return for a plan's assets, healthcare cost trends, salary projections and participants' life expectancies. Our consulting services involve the drafting and interpretation of trust deeds and other complex documentation governing pension plans. Our administration services include calculating benefits within complicated pension plan structures. Clients dissatisfied with our services have brought, and may bring, significant claims against us, particularly in the United States and the United Kingdom. In addition, a number of Mercer's clients have frozen or curtailed their defined benefit plans and have moved to defined contribution plans resulting in reduced revenue for Mercer's retirement business. These developments could adversely affect Mercer's business and operating results.
Mercer’s investment business is subject to a number of risks, including risks related to third-party investment managers, operational risk, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s investment business provides clients with investment consulting and investment management (referred to as "delegated solutions") services. In the investment consulting business, clients make and implement their own investment policy decisions based upon advice provided by Mercer. In its delegated solutions business, Mercer implements the client’s investment policy by engaging and overseeing independent investment managers who determine which securities to buy and sell (typically through the client’s investment in Mercer's "manager of managers" funds).
Mercer’s investment business is subject to a number of risks, including risks related to third-parties, our operations, conflicts of interest, asset performance and regulatory compliance, which could arise in connection with these offerings. For example, Mercer’s due diligence on an investment manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly implement a client’s investment policy, which could cause an incorrect or untimely allocation of client assets among investment managers or strategies. Mercer may also be perceived as recommending certain investment managers to clients, or offering delegated solutions to an investment consulting client, solely to enhance its own compensation. Asset classes may perform poorly, or investment managers may underperform their benchmarks, due to poor market performance, negligence or other reasons, resulting in poor returns or loss of client capital. These risks, if realized, could result in significant liability and damage our business.
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
Item 3.      Legal Proceedings.
Information regarding legal proceedings is set forth in Note 15 to the consolidated financial statements appearing under Part II, Item 8 ("Financial Statements and Supplementary Data") of this report.
Item 4.      Mine Safety Disclosures.
Not applicable.

PART II
Item 5.      Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
For information regarding dividends paid and the number of holders of the Company’s common stock, see the table entitled "Selected Quarterly Financial Data and Supplemental Information (Unaudited)" below on the last page of Part II, Item 8 ("Financial Statements and Other Supplementary Data") of this report.
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2015 and 2014 and each quarterly period thereof:

	2015 Stock Price Range		2014 Stock Price Range
	High	Low	High	Low
First Quarter	$58.11	$53.50	$50.48	$44.25
Second Quarter	$59.99	$55.79	$52.39	$46.78
Third Quarter	$58.83	$50.90	$53.64	$50.09
Fourth Quarter	$57.46	$51.05	$58.74	$48.66
Full Year	$59.99	$50.90	$58.74	$44.25
On February 19, 2016, the closing price of the Company’s common stock on the NYSE was $57.31.
In May 2015, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased 1.4 million shares of its common stock for $75 million during the fourth quarter of 2015, resulting in full year 2015 repurchases of 24.8 million shares for $1.4 billion. As of December 31, 2015, the Company remained authorized to repurchase shares of its common stock up to a dollar value of approximately $1.2 billion. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2015	1,393,738	$53.8118	1,393,738	$1,155,471,664
Nov 1-30, 2015	—	$—	—	$1,155,471,664
Dec 1-31, 2015	—	$—	—	$1,155,471,664
Total	1,393,738	$53.8118	1,393,738	$1,155,471,664

Item 6.      Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2015	2014	2013	2012	2011
Revenue	$12,893	$12,951	$12,261	$11,924	$11,526
Expense:
Compensation and Benefits	7,334	7,515	7,226	7,134	6,969
Other Operating Expenses	3,140	3,135	2,958	2,961	2,919
Operating Expenses	10,474	10,650	10,184	10,095	9,888
Operating Income (a)	2,419	2,301	2,077	1,829	1,638
Interest Income	13	21	18	24	28
Interest Expense	(163)	(165)	(167)	(181)	(199)
Cost of Extinguishment of Debt	—	(137)	(24)	—	(72)
Investment Income	38	37	69	24	9
Income Before Income Taxes	2,307	2,057	1,973	1,696	1,404
Income Tax Expense	671	586	594	492	422
Income From Continuing Operations	1,636	1,471	1,379	1,204	982
Discontinued Operations, Net of Tax	—	26	6	(3)	33
Net Income Before Non-Controlling Interests	1,636	1,497	1,385	1,201	1,015
Less: Net Income Attributable to Non-Controlling Interests	37	32	28	25	22
Net Income Attributable to the Company	$1,599	$1,465	$1,357	$1,176	$993
Basic Net Income Per Share Information:
Income From Continuing Operations	$3.01	$2.64	$2.46	$2.16	$1.76
Income From Discontinued Operations	—	0.05	0.01	—	0.06
Net Income Attributable to the Company	$3.01	$2.69	$2.47	$2.16	$1.82
Average Number of Shares Outstanding	531	545	549	544	542
Diluted Income Per Share Information:
Income From Continuing Operations	$2.98	$2.61	$2.42	$2.13	$1.73
Discontinued Operations, net of tax per share	—	0.04	0.01	—	0.06
Net Income Attributable to the Company	$2.98	$2.65	$2.43	$2.13	$1.79
Average Number of Shares Outstanding	536	553	558	552	551
Dividends Paid Per Share	$1.18	$1.06	$0.96	$0.90	$0.86
Return on Average Equity	23%	19%	19%	19%	16%
Year-end Financial Position:
Working capital (b)	$1,336	$1,856	$2,027	$2,007	$1,545
Total assets (b)	$18,216	$17,793	$16,960	$16,274	$15,449
Long-term debt (b)	$4,402	$3,368	$2,619	$2,657	$2,667
Total equity	$6,602	$7,133	$7,975	$6,606	$5,940
Total shares outstanding (net of treasury shares)	522	540	547	545	539
Other Information:
Number of employees	60,000	57,000	55,000	54,000	52,000
Stock price ranges—
U.S. exchanges — High	$59.99	$58.74	$48.56	$35.78	$32.00
— Low	$50.90	$44.25	$34.43	$30.69	$25.29

(a)	Includes the impact of net restructuring costs of $28 million, $12 million, $22 million, $78 million, and $51 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(b)
In 2015, the Company adopted new Financial Accounting Standards Board guidance related to the presentation of deferred tax assets and liabilities and debt issuance costs. The 2011-2014 amounts have been amended to reflect the adoption of the new guidance. See Footnote 1 in the consolidated financial statements for a discussion of the changes.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Part II, Item 7 of this report, for discussion of significant items affecting the results of operations in 2015, 2014 and 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. It is the parent company of a number of leading risk experts and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 60,000 employees worldwide and annual revenue of nearly $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 16 to the consolidated financial statements included in Part II, Item 8 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
This Management's Discussion & Analysis ("MD&A") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.
Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2015	2014	2013
Revenue	$12,893	$12,951	$12,261
Expense
Compensation and Benefits	7,334	7,515	7,226
Other Operating Expenses	3,140	3,135	2,958
Operating Expenses	10,474	10,650	10,184
Operating Income	$2,419	$2,301	$2,077
Income from Continuing Operations	$1,636	$1,471	$1,379
Discontinued Operations, Net of Tax	—	26	6
Net Income Before Non-Controlling Interests	$1,636	$1,497	$1,385
Net Income Attributable to the Company	$1,599	$1,465	$1,357
Net Income from Continuing Operations Per Share:
Basic	$3.01	$2.64	$2.46
Diluted	$2.98	$2.61	$2.42
Net Income Per Share Attributable to the Company:
Basic	$3.01	$2.69	$2.47
Diluted	$2.98	$2.65	$2.43
Average number of shares outstanding:
Basic	531	545	549
Diluted	536	553	558
Shares outstanding at December 31,	522	540	547

Consolidated operating income increased 5% to $2.4 billion in 2015 compared with $2.3 billion in 2014, reflecting the combined impact of a slight decrease in revenue and a 2% decrease in expenses as compared to the prior year. The Company achieved this growth despite significant foreign exchange headwinds, caused by the strengthened U.S. dollar, which had the effect of reducing the translated value of the Company’s foreign earnings.
Diluted net income per share from continuing operations was $2.98, compared to $2.61 last year, reflecting a $160 million increase in net income as well as a 3% decrease in the average number of diluted shares outstanding as compared to the same period last year. Shares issued related to the vesting of share awards and exercise of employee stock options were more than offset by share repurchases over the past four quarters.
Risk and Insurance Services operating income increased $30 million or 2% in 2015 compared with 2014. Revenue decreased 1%, but increased 3% on an underlying basis, to $6.9 billion in 2015, reflecting underlying revenue growth of 3% at Marsh and 2% at Guy Carpenter, while expenses decreased 2%, but increased 2% on an underlying basis.
Consulting operating income increased $80 million or 8% to $1.1 billion in 2015 compared with 2014, reflecting flat revenue, but an increase of 5% on an underlying basis. Expense decreased 1%, but increased 4% on an underlying basis. Mercer and Oliver Wyman recorded underlying revenue growth of 4% and 7%, respectively, in 2015 as compared to 2014. The operating income and revenue in 2015 include a pre-tax gain of $37 million from the sale of Mercer's U.S. defined contribution recordkeeping business.
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
Consolidated net income attributable to the Company was $1.6 billion in 2015, compared with $1.5 billion in 2014 and $1.4 billion in 2013.

Consolidated Revenue and Expense
Because the Company conducts business in many countries, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, the revenue impact of acquisitions and dispositions may affect period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses and other items, on the Company’s operating revenues is as follows:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2015	2014	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,727	$5,753	—	(7)%	3%	3%
Guy Carpenter	1,121	1,154	(3)%	(4)%	(1)%	2%
Subtotal	6,848	6,907	(1)%	(6)%	2%	3%
Fiduciary Interest Income	21	24
Total Risk and Insurance Services	6,869	6,931	(1)%	(6)%	2%	3%
Consulting
Mercer	4,313	4,350	(1)%	(7)%	2%	4%
Oliver Wyman Group	1,751	1,709	3%	(6)%	2%	7%
Total Consulting	6,064	6,059	—	(7)%	2%	5%
Corporate/Eliminations	(40)	(39)
Total Revenue	$12,893	$12,951	—	(6)%	2%	4%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2015	2014	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,848	$1,980	(7)%	(10)%	1%	2%
Asia Pacific	636	683	(7)%	(10)%	1%	2%
Latin America	380	413	(8)%	(18)%	2%	8%
Total International	2,864	3,076	(7)%	(11)%	1%	3%
U.S. / Canada	2,863	2,677	7%	(1)%	5%	3%
Total Marsh	$5,727	$5,753	—	(7)%	3%	3%
Mercer:
Health	$1,558	$1,553	—	(3)%	(2)%	6%
Retirement	1,345	1,375	(2)%	(7)%	5%	—
Investments	818	836	(2)%	(12)%	2%	7%
Talent	592	586	1%	(7)%	3%	5%
Total Mercer	$4,313	$4,350	(1)%	(7)%	2%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses. The impact of a $37 million gain in 2015 from the disposal of Mercer's U.S. defined contribution recordkeeping business is included in acquisitions/dispositions in Mercer's Retirement business.

*	Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2014	2013	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,753	$5,438	6%	(1)%	3%	4%
Guy Carpenter	1,154	1,131	2%	—	1%	2%
Subtotal	6,907	6,569	5%	(1)%	3%	4%
Fiduciary Interest Income	24	27
Total Risk and Insurance Services	6,931	6,596	5%	(1)%	3%	3%
Consulting
Mercer	4,350	4,241	3%	(1)%	—	3%
Oliver Wyman Group	1,709	1,460	17%	—	2%	15%
Total Consulting	6,059	5,701	6%	(1)%	—	6%
Corporate /Eliminations	(39)	(36)
Total Revenue	$12,951	$12,261	6%	(1)%	2%	5%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2014	2013	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,980	$1,902	4%	—	1%	3%
Asia Pacific	683	659	4%	(4)%	—	7%
Latin America	413	392	5%	(10)%	6%	10%
Total International	3,076	2,953	4%	(2)%	1%	5%
U.S. / Canada	2,677	2,485	8%	(1)%	6%	3%
Total Marsh	$5,753	$5,438	6%	(1)%	3%	4%
Mercer:
Health	$1,553	$1,511	3%	(1)%	—	3%
Retirement	1,375	1,344	2%	—	—	2%
Investments	836	780	7%	(3)%	1%	9%
Talent	586	606	(3)%	(2)%	—	(1)%
Total Mercer	$4,350	$4,241	3%	(1)%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue was $12.9 billion in 2015, a slight decrease from last year, but an increase of 4% on an underlying basis. Revenue in the Risk and Insurance Services segment decreased 1% in 2015 compared with 2014, but increased 3% on an underlying basis. Revenue increased 3% and 2% on an underlying basis at Marsh and Guy Carpenter, respectively, as compared to 2014. The Consulting segment's revenue was flat compared to 2014, but increased 5% on an underlying basis. Mercer and Oliver Wyman's revenue increased 4% and 7% on an underlying basis, respectively, compared to 2014.
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
Operating Expense
Consolidated operating expenses decreased 2% in 2015 compared with the same period in 2014, but increased 3% on an underlying basis. The increase in underlying expenses primarily reflects higher base salary, bonus, and higher defined benefit and defined contribution plan costs ("retirement benefit costs"), partly offset by the impact of the net benefit from the termination of the Company's post-65 retiree medical reimbursement plan in the U.S. (the "RRA Plan").
Consolidated operating expenses increased 5% in 2014 compared with the same period in 2013 and 4% on an underlying basis. The increase in underlying expenses primarily reflects higher incentive compensation, facilities and software amortization costs, partly offset by lower pension costs.
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
Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients and/or commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiations with clients. Revenues can be affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients themselves and by the value of the risks that have been insured since commission-based compensation is frequently related to the premiums paid by insureds/reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required, and service provided by the Company and ultimately placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention, and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.
Marsh also receives compensation from insurance companies. This compensation includes, among other things, payment for consulting and analytics services provided to insurers; administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota share, panels and other facilities in which insurers participate); and contingent commissions. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically require segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest is segregated from the other revenues of Marsh and Guy Carpenter and separately presented within the segment, as shown in the revenue by segments charts earlier in this MD&A.

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars)	2015	2014	2013
Revenue	$6,869	$6,931	$6,596
Compensation and Benefits	3,629	3,781	3,618
Other Operating Expenses	1,701	1,641	1,557
Operating Expenses	5,330	5,422	5,175
Operating Income	$1,539	$1,509	$1,421
Operating Income Margin	22.4%	21.8%	21.5%
Revenue
Revenue in the Risk and Insurance Services segment decreased 1%, but increased 3% on an underlying basis, in 2015 compared with 2014.
In Marsh, revenue of $5.7 billion, was essentially flat on a reported basis in 2015 as compared to 2014, reflecting a 3% increase on an underlying basis and a 3% increase from acquisitions, offset by a 7% decrease resulting from the impact of foreign currency translation. The underlying revenue increase reflects growth in all major geographies. International operations had underlying revenue growth of 3% reflecting increases of 8% in Latin America, 2% in Asia Pacific and 2% in EMEA, while U.S./Canada increased 3%.
Guy Carpenter’s revenue decreased 3% to $1.1 billion in 2015 compared with 2014, but increased 2% on an underlying basis.
Fiduciary interest income was $21 million in 2015 compared to $24 million in 2014 due to lower average invested funds combined with lower interest rates.
The Risk and Insurance Services segment completed thirteen acquisitions during 2015. Acquisition details can be found in Note 4 to the consolidated financial statements.
Revenue in the Risk and Insurance Services segment increased 5%, or 3% on an underlying basis, in 2014 compared with 2013.
In Marsh, revenue grew to $5.8 billion or 6% in 2014 as compared to 2013, reflecting a 4% increase on an underlying basis and a 3% increase from acquisitions, partly offset by a 1% decrease resulting from the impact of foreign currency translation. The underlying revenue increase reflects growth in all major geographies driven by strong new business, particularly in countries such as the U.S., Canada, and the U.K., as well as in Africa. International operations had underlying revenue growth of 5% reflecting increases of 10% in Latin America, 7% in Asia Pacific and 3% in EMEA, while U.S./Canada increased 3%.
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
Expense
Expenses in the Risk and Insurance Services segment decreased 2% on a reported basis, but increased 2% on an underlying basis, in 2015 compared with 2014. The impact of foreign currency translation reduced expenses by 7%, partly offset by a 3% increase related to acquisitions. The increase in underlying expenses reflects higher base salaries, incentive compensation and retirement benefit costs, higher amortization of intangible assets and charges for adjustments to acquisition-related contingent consideration liabilities, partly offset by the impact of the net benefit from the termination of the RRA plan.
Expenses in the Risk and Insurance Services segment increased 5% on a reported basis and 3% on an underlying basis in 2014 compared with 2013. The increase in expenses on an underlying basis is primarily due to higher base salaries, incentive compensation, facilities and intangible asset amortization expenses, partly offset by lower defined benefit pension costs.
Consulting
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Oliver Wyman Group provides specialized management, economic and brand consulting services.
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined contribution administration services consists principally of fees based on assets under management and/or administration.
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
The results of operations for the Consulting segment are presented below:

(In millions of dollars)	2015	2014	2013
Revenue	$6,064	$6,059	$5,701
Compensation and Benefits	3,354	3,398	3,269
Other Operating Expenses	1,635	1,665	1,587
Operating Expenses	4,989	5,063	4,856
Operating Income	$1,075	$996	$845
Operating Income Margin	17.7%	16.4%	14.8%
Revenue
Consulting revenue in 2015, was essentially flat compared to 2014, reflecting a 5% increase on an underlying basis and a 2% increase related to acquisitions, offset by a 7% decrease from the impact of foreign currency translation. Mercer’s revenue was $4.3 billion in 2015, a decrease of 1%, but an increase of 4% on an underlying basis. The year over year revenue change also reflects an increase of 2% from acquisitions/dispositions, offset by a decrease of 7% from the impact of foreign currency translation. Mercer's revenue includes a $37 million gain from the disposal of its U.S. defined contribution recordkeeping business, and is reflected in the 2% impact from acquisitions/dispositions. The underlying revenue growth reflects an increase in Investments of 7%, Health of 6% and Talent of 5%, while Retirement remained flat. Oliver Wyman’s revenue increased 3% in 2015 compared to 2014, reflecting an increase of 7% on an underlying basis and a 2% increase from acquisitions, partly offset by a decrease of 6% from the impact of foreign currency translation.
The Consulting segment completed eight acquisitions during 2015. Acquisition details can be found in Note 4 to the consolidated financial statements.
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
During 2014, Mercer acquired a 34% stake in South Africa-based Alexander Forbes Group Holding Limited ("Alexander Forbes"). The Company’s investment in Alexander Forbes is accounted for using the equity method of accounting and is included in other assets in the consolidated balance sheets.
Expense
Consulting expenses in 2015 decreased 1%, reflecting increases of 4% in underlying expenses and 1% related to acquisitions, partly offset by a 6% decrease from the impact of foreign currency translation. The increase in underlying expenses reflects the impact of higher base salaries and incentive compensation costs and higher retirement benefit costs, partly offset by the impact of the net benefit from the termination of the RRA plan.
Consulting expenses in 2014 increased 4% on both a reported and underlying basis compared to 2013. This increase reflects the impact of higher incentive compensation costs, partly offset by lower defined benefit pension costs.
Corporate and Other
Corporate expenses in 2015 were $195 million compared to $204 million in 2014. The lower expenses in 2015 were primarily due to the cost of non-recurring corporate initiatives which occurred in 2014, discussed in more detail below.
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

Summarized Statements of Income data for discontinued operations are as follows:

For the Years Ended December 31, (In millions of dollars, except per share figures)	2015	2014	2013
Income (loss) from discontinued operations, net of tax	$—	$—	$—
Disposals of discontinued operations	(5)	42	(4)
Income tax (credit) expense	(5)	16	(10)
Disposals of discontinued operations, net of tax	—	26	6
Discontinued operations, net of tax	$—	$26	$6
Discontinued operations, net of tax per share
—Basic	$—	$0.05	$0.01
—Diluted	$—	$0.04	$0.01
Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $13 million in 2015 compared with $21 million in 2014, primarily due to a lower level of invested funds in 2015. Interest expense was $163 million in 2015 compared with $165 million in 2014, due to lower average interest rates in 2015 compared with the prior year, partly offset by higher average debt outstanding during 2015.
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
Investment Income
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded net investment income of $38 million and $37 million in 2015 and 2014, respectively, primarily related to the general partner carried interest from Trident III. Stonepoint Capital, the investment manager of Trident III, harvested the remaining two investments of Trident III during the third quarter of 2015, which resulted in the Company recognizing its remaining deferred performance fees.
Income Taxes
The Company's consolidated effective tax rate was 29.1%, 28.5% and 30.1% in 2015, 2014 and 2013, respectively. The tax rate in each year reflects foreign operations which are taxed at rates lower than the U.S. statutory tax rate. The lower effective tax rate attributed to the Company's foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S., net of the U.S. tax impact from repatriating foreign earnings. In 2015, pre-tax income in the U.K., Canada, Australia, Germany, Bermuda and Ireland accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 22% (excluding the non-cash deferred tax impact of U.K. tax legislation enacted in 2015), 27%, 30%, 31%, 1% and 12%, respectively. Under current U.S. tax law, the Company anticipates its non-U.S. operations will continue to incur taxes at rates below the U.S. federal tax rate of 35%. The Company's U.S. revenue over the past three years has been approximately 46% of total revenue, while over that period the pre-tax income from U.S. locations varied from 15% to 30% of total pre-tax income.
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
Changes in tax laws or tax rulings in any of the jurisdictions in which we operate could have a significant adverse impact on our effective tax rate.
Liquidity and Capital Resources
The Company is organized as a holding company, a legal entity separate and distinct from its operating subsidiaries. As a holding company without significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to meet its obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders, for share repurchases and for corporate expenses. We also provide financial support to our operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets raising business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed below in financing cash flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2015, the Company had approximately $800 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes $191 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future. During 2015, the Company recorded foreign currency translation adjustments which reduced net equity by $643 million. Continued strengthening of the U.S. dollar against foreign currencies would further reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.

Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $1.9 billion of cash from operations in 2015, compared with $2.1 billion in 2014. These amounts reflect the net income reported by the Company during those periods, excluding gains or losses from investments, cost of extinguishment of debt and the disposition of businesses, adjusted for non-cash charges such as depreciation and amortization and changes in working capital which relate, primarily, to the timing of payments for accrued liabilities or receipts of assets.
Pension-Related Items
During 2015, the Company contributed $29 million to its U.S. pension plans and $166 million to non-U.S. pension plans. In 2014, the Company contributed $25 million to U.S. plans and $156 million to non-U.S. plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. The pension stabilization provisions included in the "Moving Ahead for Progress in the 21st Century Act", enacted on July 6, 2012, changed the methodology for determining the discount rate used for calculating plan liabilities under ERISA, which determines, in part, the funding requirements. After considering the impact of the pension funding stabilization provisions discussed above, there was no ERISA funding requirement for the U.S. qualified plan in 2015. The Company made a $0.2 million contribution to its tax-qualified U.S. pension plan in the first quarter of 2014. There currently is no ERISA funding requirement for the U.S. qualified plan for 2016. The Company expects to fund approximately $26 million to its non-qualified U.S. pension plans in 2016.
The Company continues to manage the cost and assess the competitiveness of its benefits programs, and also to manage the risks related to its defined benefit pension plan liabilities. Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits provided to the plans’ participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans, as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. Net periodic pension expense in 2015 includes the weighted average costs of the December 31, 2014 measurement and the September 1, 2015 re-measurement.
Effective August 1, 2015, the Company amended its Ireland defined benefit pension plans to close those plans to future benefit accruals and replaced those plans with a defined contribution arrangement. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date.
The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 83% of non-U.S. plan assets. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. In March 2014, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2012. The funding level is subject to re-assessment, in most cases on November 1st of each year. If the funding level on November 1st is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, the Company has agreed to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period ("contingent guarantee agreement").
The Company contributed $51 million to the U.K. plans in 2015. The U.K. employers also contribute an expense allowance each year of approximately $9 million. Based on the funding test carried out at November 1, 2015, the Company contributions to the U.K. plans in 2016 are expected to be approximately $100 million, including the expense allowance.
In the aggregate, the Company expects to contribute approximately $191 million to its non-U.S. defined benefit plans in 2016, comprising approximately $91 million to plans outside of the U.K. and $100 million to the U.K. plans.
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
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.8 billion and $2.9 billion at December 31, 2015 for the U.S. plans and non-U.S. plans, respectively, compared with $1.7 billion and $3.2 billion at December 31, 2014. The increase in the U.S. was due to the increase in the discount rate, partially offset by negative returns on plan assets. The decrease in the non-U.S. plans was primarily due to the impact of increases in the discount rates and actual returns on plan assets in 2015 that were lower than the estimated long-term rate of return on plan assets. In the past several years, the amount of actuarial losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities increased in both the U.S. and the U.K. (the Company's largest plans) in 2015 after decreasing in 2014. The discount rate increased in 2013 following decreases in each of the four years from 2009 to 2012. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2015, the Company's defined benefit pension plan assets had a loss of 3.9% in the U.S. and gain of 1.2% in the U.K. During 2014, the Company's defined benefit pension plan assets had actual returns of 9.8% and 19.4% in the U.S. and U.K., respectively, and in 2013, actual returns of 12.6%, and 8.6% in the U.S. and U.K., respectively.
Overall, based on the measurement at December 31, 2015, expenses related to the Company’s defined benefit pension plans are expected to decrease in 2016 by approximately $165 million from the 2015 expenses of $82 million. This is driven by expense decreases of approximately $80 million in U.S. plans and $85 million in non-U.S. plans. The expense decrease in the U.S. plans results primarily from an increase in the discount rates used to measure plan liabilities and costs and the impact of an increase in the length of the period over which actuarial gains and losses are amortized, moving to average life expectancy for a U.S. plan that has substantially all inactive members. The decrease in the Company’s non-U.S. defined benefit plans is due to generally higher discount rates used to measure plan liabilities and costs, the impact of the amortization period for actuarial gains and losses moving to average life expectancy for plans in Ireland that were frozen and have substantially all inactive members, and a change in how the Company estimates the service and interest cost components of net periodic benefit costs (described in more detail below), partly offset by lower estimated returns to be earned on plan assets.

Historically, service and interest costs were estimated using a single weighted average discount rate derived from the yield curves used to measure the benefit obligations at the beginning of the period. For 2016, the Company has changed the approach used to estimate the service and interest cost components of net periodic benefit cost for its significant non-U.S. plans. This change in approach was made to improve the correlation between the projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The change does not impact the measurement of the plans’ total projected benefit obligation. The Company has accounted for this change as a change in estimate, that will be applied prospectively beginning in 2016. As a result of this change, service and interest cost in 2016 are expected to be approximately $45 million lower than if the prior approach were used in 2016. This amount is included in the $85 million decrease for non-U.S. plans described above.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants to be paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.
Financing Cash Flows
Net cash used for financing activities was $906 million in 2015 compared with $968 million used in 2014.
Debt
The Company increased outstanding debt by approximately $1.0 billion in 2015 and $426 million in 2014.
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
Acquisitions
During 2015, the Company paid $47 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments that is reflected as a financing activity is $13 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $34 million in 2015, are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $309 million for acquisitions completed in 2015 and in prior years are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2015. The Company paid deferred purchase consideration related to prior years' acquisitions of $36 million, $25 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively. Remaining deferred cash payments of approximately $143 million are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2015.
In 2014, the Company paid $42 million of contingent payments related to acquisitions made in prior periods, of which $30 million was reported as financing cash flows and $12 million as operating cash flows. In 2013, the Company made $17 million of contingent payments related to acquisitions made in prior periods.
Credit Facilities
On November 24, 2015, the Company and certain of its subsidiaries amended its $1.2 billion facility, discussed below, into a new $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2015.
The Company and certain of its subsidiaries previously maintained a $1.2 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in March 2019 and was in effect until November 2015. There were no borrowings outstanding under this facility at the time it was amended.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at December 31, 2015.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility was based on LIBOR plus an agreed fixed margin which varied with the Company's credit ratings. The loan was repaid and the facility was terminated on October 30, 2015.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by Standard & Poor's and P-2 by Moody's. The Company carries a stable outlook from both firms.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, primarily related to operations located outside the United States, aggregating $229 million at December 31, 2015 and $260 million at December 31, 2014. There was $0.4 million outstanding borrowings under these facilities at December 31, 2015 and $0.6 million outstanding borrowings under these facilities at December 31, 2014.
Share Repurchases
In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of shares going forward. During 2015, the Company repurchased 24.8 million shares of its common stock for total consideration of $1.4 billion at an average price per share of $56.46. As of December 31, 2015, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $1.2 billion. There is no time limit on this authorization. During 2014, the Company repurchased 15.5 million shares of its common stock for total consideration of $800 million at an average price per share of $51.44.
Dividends
The Company paid total dividends of $632 million in 2015 ($1.18 per share), $582 million in 2014 ($1.06 per share) and $533 million in 2013 ($0.96 per share).

Investing Cash Flows
Net cash used for investing activities amounted to $1.3 billion in 2015 compared with $1.2 billion used for investing activities in 2014.
The Company made 21 acquisitions in 2015. Cash used for these acquisitions, net of cash acquired, was $952 million.
On June 23, 2014, Mercer acquired 34% of the common shares of South Africa-based Alexander Forbes Group Holdings Limited ("Alexander Forbes"). Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share at an aggregate purchase price of approximately $300 million. The investment in Alexander Forbes is accounted for using the equity method and is included in other assets in the consolidated balance sheets.
The Company made 21 acquisitions in 2014. Cash used for these acquisitions, net of cash acquired, was $554 million.
The Company received proceeds from distributions on its Investment in Trident II of $100 million in 2013. Trident II fully harvested all its portfolio investments and made final distributions to partners during the fourth quarter of 2013.
The Company’s additions to fixed assets and capitalized software, which amounted to $325 million in 2015 and $368 million in 2014, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million.
The Company has commitments for potential future investments of approximately $54 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2015:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$12	$12	$—	$—	$—
Long-term debt	4,433	—	525	827	3,081
Interest on long-term debt	1,496	166	321	289	720
Net operating leases	2,149	325	566	416	842
Service agreements	284	172	101	9	2
Other long-term obligations	508	143	310	50	5
Purchase commitments	13	13	—	—	—
Total	$8,895	$831	$1,823	$1,591	$4,650
The above does not include the liability for unrecognized tax benefits of $74 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable during 2016. The above does not include the indemnified liabilities discussed in Note 15 as the Company is unable to reasonably predict the timing of settlement of these liabilities. The above does not include net pension liabilities of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The amounts of estimated future benefits payments to be made from pension plan assets are disclosed in Note 8 to the consolidated financial statements. In 2016, the Company expects to contribute approximately $26 million and $191 million to its U.S. and non-U.S. pension plans, respectively.

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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income ("AOCI"), net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors are amortized prospectively out of AOCI over a period that approximates the average remaining service period of active employees, or for plans in which substantially all the participants are inactive, over the remaining life expectancy of the inactive employees.
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

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(22)	$(40)	$22	$40
Discount Rate	$(26)	$(7)	$29	$6
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
As of December 31, 2015, there was $11.8 million of unrecognized compensation cost related to stock option awards. The weighted-average period over which the costs are expected to be recognized is 1.16 years. Also as of December 31, 2015, there was $94.5 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.1 years.
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
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2015
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,374
Fiduciary cash and investments	$4,146
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 6 basis points, over the course of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 51% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2015, the Company estimates net operating income would increase or decrease by approximately $50 million. The Company has exposure to approximately 80 foreign currencies overall. Starting at the end of 2014 and continuing through 2015, the U.S. dollar strengthened significantly against most currencies, which had a significant impact on net operating income in 2015. If exchange rates at January 31, 2016 hold constant throughout 2016, the Company estimates the year-over-year impact from conversion of foreign currency earnings will reduce full year income by approximately $50 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact is expected to occur in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Investments of approximately $20 million are classified as available for sale, approximately $76 million are accounted for using the cost method, which includes the Company's investment in Benefitfocus, and $347 million are accounted for using the equity method, which includes the Company's investments in Alexander Forbes. The investments are subject to risk of changes in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At December 31, 2015, the carrying value of the Company's investment in Alexander Forbes, purchased at 7.50 South African Rand per share, was approximately $230 million. The market value of the Company's shares, based on the closing share price of 5.78 Rand per share, was approximately $166 million. During 2015, the share price of Alexander Forbes ranged from 10.38 Rand to 5.32 Rand. The trading price first dropped below MMC's purchase price at the end of November 2015. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost, and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 15 to the consolidated financial statements included in this report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2015	2014	2013
Revenue	$12,893	$12,951	$12,261
Expense:
Compensation and benefits	7,334	7,515	7,226
Other operating expenses	3,140	3,135	2,958
Operating expenses	10,474	10,650	10,184
Operating income	2,419	2,301	2,077
Interest income	13	21	18
Interest expense	(163)	(165)	(167)
Cost of extinguishment of debt	—	(137)	(24)
Investment income	38	37	69
Income before income taxes	2,307	2,057	1,973
Income tax expense	671	586	594
Income from continuing operations	1,636	1,471	1,379
Discontinued operations, net of tax	—	26	6
Net income before non-controlling interests	1,636	1,497	1,385
Less: Net income attributable to non-controlling interests	37	32	28
Net income attributable to the Company	$1,599	$1,465	$1,357
Basic net income per share – Continuing operations	$3.01	$2.64	$2.46
– Net income attributable to the Company	$3.01	$2.69	$2.47
Diluted net income per share – Continuing operations	$2.98	$2.61	$2.42
– Net income attributable to the Company	$2.98	$2.65	$2.43
Average number of shares outstanding – Basic	531	545	549
– Diluted	536	553	558
Shares outstanding at December 31,	522	540	547
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2015	2014	2013
Net income before non-controlling interests	$1,636	$1,497	$1,385
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(639)	(527)	(86)
Unrealized investment income	1	—	1
Gain (loss) related to pension/post-retirement plans	337	(1,085)	1,213
Other comprehensive (loss) income, before tax	(301)	(1,612)	1,128
Income tax expense (credit) on other comprehensive (loss) income	72	(386)	442
Other comprehensive (loss) income, net of tax	(373)	(1,226)	686
Comprehensive income	1,263	271	2,071
Less: Comprehensive income attributable to non-controlling interests	37	32	28
Comprehensive income attributable to the Company	$1,226	$239	$2,043

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,374	$1,958
Receivables
Commissions and fees	3,198	3,142
Advanced premiums and claims	51	50
Other	309	280
	3,558	3,472
Less-allowance for doubtful accounts and cancellations	(87)	(95)
Net receivables	3,471	3,377
Other current assets	199	198
Total current assets	5,044	5,533
Goodwill	7,889	7,241
Other intangible assets	1,036	692
Fixed assets, net	773	809
Pension related assets	1,159	967
Deferred tax assets	1,138	1,358
Other assets	1,177	1,193
	$18,216	$17,793
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$12	$11
Accounts payable and accrued liabilities	1,886	1,883
Accrued compensation and employee benefits	1,656	1,633
Accrued income taxes	154	150
Total current liabilities	3,708	3,677
Fiduciary liabilities	4,146	4,552
Less – cash and investments held in a fiduciary capacity	(4,146)	(4,552)
	—	—
Long-term debt	4,402	3,368
Pension, postretirement and postemployment benefits	2,058	2,244
Liability for errors and omissions	318	341
Other liabilities	1,128	1,030
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2015 and December 31, 2014	561	561
Additional paid-in capital	861	930
Retained earnings	11,302	10,335
Accumulated other comprehensive loss	(4,220)	(3,847)
Non-controlling interests	89	79
	8,593	8,058
Less – treasury shares, at cost, 38,743,686 shares at December 31, 2015 and 20,499,596 shares at December 31, 2014	(1,991)	(925)
Total equity	6,602	7,133
	$18,216	$17,793
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2015	2014	2013
Operating cash flows:
Net income before non-controlling interests	$1,636	$1,497	$1,385
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	314	302	286
Amortization of intangible assets	109	86	72
Intangible asset impairment	—	—	5
Adjustments and payments related to contingent consideration liability	11	19	24
Cost of early extinguishment of debt	—	137	24
Provision for deferred income taxes	178	127	184
Gain on investments	(38)	(37)	(69)
(Gain) Loss on disposition of assets	(13)	(38)	1
Share-based compensation expense	88	93	129
Changes in assets and liabilities:
Net receivables	(52)	(58)	(245)
Other current assets	3	8	1
Other assets	(10)	13	(141)
Accounts payable and accrued liabilities	(125)	45	106
Accrued compensation and employee benefits	23	167	(8)
Accrued income taxes	(15)	33	43
Contributions to pension and other benefit plans in excess of current year expense/credit	(231)	(152)	(432)
Other liabilities	(60)	(196)	8
Effect of exchange rate changes	70	73	(32)
Net cash provided by operations	1,888	2,119	1,341
Financing cash flows:
Purchase of treasury shares	(1,400)	(800)	(550)
Proceeds from debt	1,091	1,386	547
Repayments of debt	(61)	(331)	(260)
Payments for early extinguishment of debt	—	(765)	(274)
Shares withheld for taxes on vested units – treasury shares	(49)	(64)	(79)
Issuance of common stock from treasury shares	224	263	352
Payments of deferred and contingent consideration for acquisitions	(49)	(55)	(9)
Distributions of non-controlling interests	(30)	(20)	(28)
Dividends paid	(632)	(582)	(533)
Net cash used for financing activities	(906)	(968)	(834)
Investing cash flows:
Capital expenditures	(325)	(368)	(401)
Net (purchases) sales of long-term investments	(65)	6	93
Purchase of equity investment	—	(304)	—
Proceeds from sales of fixed assets	2	3	5
Dispositions	71	—	5
Acquisitions	(952)	(554)	(142)
Other, net	4	(5)	(6)
Net cash used for investing activities	(1,265)	(1,222)	(446)
Effect of exchange rate changes on cash and cash equivalents	(301)	(274)	(59)
(Decrease) increase in cash and cash equivalents	(584)	(345)	2
Cash and cash equivalents at beginning of period	1,958	2,303	2,301
Cash and cash equivalents at end of period	$1,374	$1,958	$2,303
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2015	2014	2013
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$930	$1,028	$1,107
Change in accrued stock compensation costs	16	(15)	(22)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(85)	(83)	(57)
Balance, end of period	$861	$930	$1,028
RETAINED EARNINGS
Balance, beginning of year	$10,335	$9,452	$8,628
Net income attributable to the Company	1,599	1,465	1,357
Dividend equivalents declared - (per share amounts: $1.18 in 2015, $1.06 in 2014, and $0.96 in 2013)	(4)	(3)	(6)
Dividends declared – (per share amounts: $1.18 in 2015, $1.06 in 2014, and $0.96 in 2013)	(628)	(579)	(527)
Balance, end of period	$11,302	$10,335	$9,452
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,847)	$(2,621)	$(3,307)
Other comprehensive (loss) income, net of tax	(373)	(1,226)	686
Balance, end of period	$(4,220)	$(3,847)	$(2,621)
TREASURY SHARES
Balance, beginning of year	$(925)	$(515)	$(447)
Issuance of shares under stock compensation plans and employee stock purchase plans	334	387	481
Issuance of shares for acquisitions	—	3	1
Purchase of treasury shares	(1,400)	(800)	(550)
Balance, end of period	$(1,991)	$(925)	$(515)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$79	$70	$64
Net income attributable to non-controlling interests	37	32	28
Distributions	(30)	(20)	(28)
Other changes	3	(3)	6
Balance, end of period	$89	$79	$70
TOTAL EQUITY	$6,602	$7,133	$7,975
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
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, the Company generally collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $21 million, $24 million and $27 million in 2015, 2014 and 2013, respectively. The Consulting segment recorded fiduciary interest income of $4 million, $6 million and $5 million in 2015, 2014 and 2013, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $6.9 billion and $7.3 billion at December 31, 2015 and 2014, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements. At December 31, 2015, the Company maintained $209 million related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2015	2014
Furniture and equipment	$1,133	$1,193
Land and buildings	396	401
Leasehold and building improvements	865	854
	2,394	2,448
Less-accumulated depreciation and amortization	(1,621)	(1,639)
	$773	$809
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

As part of the sale of MMC Capital in 2005, the Company retained the rights to receive certain performance fees related to the Trident II and Trident III private equity partnerships. The Company recognizes performance fee income when such fees are no longer subject to forfeiture, which may take a number of years to resolve. This income is based on the investment performance over the life of each investment in the private equity fund, and future declines in the fund performance from current levels may result in forfeiture of such revenue. Since Trident II fully harvested all its portfolio investments and made final distributions to its partners in 2013, the Company no longer holds any rights to Trident II performance fees. In 2015, the Company recorded investment income of $38 million compared to $37 million in 2014 and $69 million in 2013. The Company recorded investment income related to its general partner carried interest from Trident III no longer subject to clawback of $29 million, $31 million and $41 million in 2015, 2014 and 2013, respectively. In 2013, the Company recorded $15 million of general partner carried interest from Trident II. Stonepoint Capital, the investment manager of Trident III, harvested its remaining two investments in Trident III in the third quarter of 2015, which resulted in the Company recognizing its remaining deferred performance fees.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company may elect to assess qualitative factors to determine if a step 1 test is necessary. Other intangible assets, which primarily consist of customer lists that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2015 and 2014.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $498 million and $501 million, net of accumulated amortization of $958 million and $837 million at December 31, 2015 and 2014, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis and other analysis to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Tax law requires items to be included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the income tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.
Derivative Instruments:  All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the derivative is recorded in the consolidated balance sheet in other receivables or accounts payable and accrued liabilities. The change in the fair value of a derivative is recorded in the consolidated statement of income in other operating expenses. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value attributable to the ineffective portion of cash flow hedges are recognized in earnings.
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

Basic and Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2015	2014	2013
Net income from continuing operations	$1,636	$1,471	$1,379
Less: Net income attributable to non-controlling interests	37	32	28
	$1,599	$1,439	$1,351
Basic weighted average common shares outstanding	531	545	549
Dilutive effect of potentially issuable common shares	5	8	9
Diluted weighted average common shares outstanding	536	553	558
Average stock price used to calculate common stock equivalents	$56.27	$51.15	$40.97
There were 14.8 million, 18.0 million and 22.6 million stock options outstanding as of December 31, 2015, 2014 and 2013, respectively.
Estimates:  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.
New Accounting Pronouncements:  In September 2015, the Financial Accounting Standards Board (the "FASB") issued new guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. The guidance requires the acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed as of the acquisition date. The guidance also includes additional disclosures required for the amounts recorded in current period earnings arising from such adjustments. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively for adjustments to provisional amounts after the effective date, with earlier application permitted for financial statements that have not been issued. The adoption of this new guidance is not expected to have a material impact on the Company's financial statements.
In May 2015, the FASB issued new guidance which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. Instead, an entity would be required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance on the statement of net assets. This guidance is effective for fiscal years beginning after December 15, 2015. The adoption of this new guidance will affect footnote disclosure and is not expected to have a material impact on the Company's financial statements.
In February 2015, the FASB issued new accounting guidance intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
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
In May 2014, the FASB issued new accounting guidance to clarify the principles for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity should apply the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are permitted to adopt the guidance under one of the following methods: retrospectively to each prior reporting period presented (with certain practical expedients allowed) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. If an entity elects this transition method, it must provide disclosures in reporting periods that include the date of initial application of the amount by which each financial statement line item is affected in the current reporting period by application of the guidance as compared to guidance that was in effect before the change, and an explanation for the reasons for significant changes. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.
New Accounting Pronouncements Recently Adopted
In November 2015, the FASB issued a new standard related to the balance sheet classification of deferred taxes ("deferred tax standard"), which simplifies the presentation of deferred income taxes. The deferred tax standard requires companies to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. The previous standard required companies to classify deferred tax assets and liabilities as current and noncurrent. The deferred tax standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. Effective December 31, 2015, the Company early adopted the deferred tax standard retrospectively, as a change in accounting principle. The impact of this change on the Company's prior years Consolidated Balance Sheets and Consolidated Statements of Cash Flows is shown in the table below. The adoption of this standard had no impact on our results of operations.
In April 2015, the FASB issued a new standard related to the presentation of debt issuance costs ("debt issuance costs standard"). The debt issuance cost standard requires debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The previous standard required these debt issuance costs be classified as an asset and amortized ratably over the life of the debt. The debt issuance cost standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company has elected to early adopt the debt issuance costs standard, effective December 31, 2015. The adoption of the debt issuance costs standard had no impact on our results of operations. This guidance is effective on a retrospective basis, as a change in accounting principle. The impact of this change on the Company's prior years Consolidated Balance Sheets and Consolidated Statements of Cash Flows is shown in the table below.

	2014
Consolidated Balance Sheet	As Previously Reported	Change in Deferred Tax Presentation	Change in Prepaid Debt Fees Presentation	As Amended
Current deferred tax asset	$521	$(521)	$—	$—
Other current assets	199	—	(1)	198
Total current assets	6,055	(521)	(1)	5,533
Deferred tax assets	876	482	—	1,358
Other assets	1,200	—	(7)	1,193
Total assets	17,840	(39)	(8)	17,793
Accrued income taxes	178	(28)	—	150
Total current liabilities	3,705	(28)	—	3,677
Long-term debt	3,376	—	(8)	3,368
Other liabilities	1,041	(11)	—	1,030
Total liabilities and equity	$17,840	$(39)	$(8)	$17,793

Consolidated Statement of Cash Flows
Changes in assets and liabilities:
Other current assets	$(32)	$39	$1	$8
Other assets	25	(18)	6	13
Accrued income taxes	43	(10)	—	33
Other liabilities	(185)	(11)	—	(196)
Net cash provided by operations	2,112	—	7	2,119
Proceeds from debt	1,393	—	(7)	1,386
Net cash used for financing activities	$(961)	$—	$(7)	$(968)

	2013
	As Previously Reported	Change in Deferred Tax Presentation	As Amended
Consolidated Statement of Cash Flows
Changes in assets and liabilities:
Other current assets	$(70)	$71	$1
Other assets	(75)	(66)	(141)
Accrued income taxes	43	—	43
Other liabilities	13	(5)	8
Net cash provided by operations	1,341	—	1,341
Proceeds from debt	547	—	547
Net cash used for financing activities	$(834)	$—	$(834)

In April 2014, the FASB issued new accounting guidance which changes the criteria for reporting discontinued operations and enhances disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations, such as disposal of a major geographic area or a major line of business, should be presented as discontinued operations. Those strategic shifts should have a major impact on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014. Adoption of the guidance did not have a material affect on the Company's financial condition, results of operations or cash flows.
Reclassifications
In addition to the above changes, reclassifications have been made to prior period amounts to conform with current year separate presentation of goodwill and other intangible assets in the consolidated balance sheets.
2.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2015	2014	2013
Assets acquired, excluding cash	$1,327	$815	$217
Liabilities assumed	(199)	(64)	(53)
Contingent/deferred purchase consideration	(176)	(197)	(39)
Net cash outflow for current year acquisitions	952	554	125
Purchase of other intangibles	—	—	2
Net cash outflow for acquisitions	$952	$554	$127

(In millions of dollars)	2015	2014	2013
Interest paid	$146	$172	$170
Income taxes paid, net of refunds	$433	$426	$360
The Company paid deferred purchase consideration related to prior years' acquisitions of $36 million, $25 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company had non-cash issuances of common stock under its share-based payment plan of $72 million, $108 million and $150 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recorded stock-based compensation expense related to equity awards of $67 million, $75 million and $110 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition that reduced the net cash flow provided by operations by $82 million in 2015.
An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31,
(In millions of dollars)	2015	2014	2013
Balance at beginning of year	$95	$98	$106
Provision charged to operations	14	20	16
Accounts written-off, net of recoveries	(18)	(17)	(19)
Effect of exchange rate changes and other	(4)	(6)	(5)
Balance at end of year	$87	$95	$98

3.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the years ended December 31, 2015 and 2014, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	1	101	(643)	(541)
Amounts reclassified from accumulated other comprehensive loss	—	168	—	168
Net current period other comprehensive income (loss)	1	269	(643)	(373)
Balance as of December 31, 2015	$6	$(3,124)	$(1,102)	$(4,220)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$5	$(2,682)	$56	$(2,621)
Other comprehensive loss before reclassifications	—	(816)	(515)	(1,331)
Amounts reclassified from accumulated other comprehensive loss	—	105	—	105
Net current period other comprehensive loss	—	(711)	(515)	(1,226)
Balance as of December 31, 2014	$5	$(3,393)	$(459)	$(3,847)
The components of other comprehensive income (loss) are as follows:

For the Year Ended December 31,	2015
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(639)	$4	$(643)
Unrealized investment gains	1	—	1
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)
Net actuarial losses (a)	271	96	175
Subtotal	270	96	174
Effect of curtailment	(3)	—	(3)
Plan Termination	(6)	(3)	(3)
Net losses arising during period	(125)	(62)	(63)
Foreign currency translation adjustments	214	43	171
Other	(13)	(6)	(7)
Pension/post-retirement plans gains	337	68	269
Other comprehensive (loss) income	$(301)	$72	$(373)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2014
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(527)	$(12)	$(515)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service credits (a)	(16)	(5)	(11)
Net actuarial losses (a)	242	74	168
Subtotal	226	69	157
Effect of curtailment	(65)	(13)	(52)
Net losses arising during period	(1,418)	(466)	(952)
Foreign currency translation adjustments	180	39	141
Other adjustments	(8)	(3)	(5)
Pension/post-retirement plans losses	(1,085)	(374)	(711)
Other comprehensive loss	$(1,612)	$(386)	$(1,226)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2013
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(86)	$(2)	$(84)
Unrealized investment gains	1	—	1
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service credits (a)	(22)	(8)	(14)
Net actuarial losses (a)	317	108	209
Subtotal	295	100	195
Net gains arising during period	898	339	559
Foreign currency translation adjustments	27	8	19
Other	(7)	(3)	(4)
Pension/post-retirement plans gains	1,213	444	769
Other comprehensive income	$1,128	$442	$686
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.
The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2015	December 31, 2014
Foreign currency translation adjustments (net of deferred tax asset of $8 and $5 in 2015 and 2014, respectively)	$(1,102)	$(459)
Net unrealized investment gains (net of deferred tax liability of $2 in both 2015 and 2014)	6	5
Net charges related to pension / post-retirement plans (net of deferred tax asset of $1,519 and $1,587 in 2015 and 2014, respectively)	(3,124)	(3,393)
	$(4,220)	$(3,847)

4.     Acquisitions / Dispositions
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
The Risk and Insurance Services segment completed thirteen acquisitions during 2015.

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

•	August – Marsh acquired Dovetail Insurance, a leading provider of insurance technology services to the U.S. small commercial market.

•	October – MMA acquired Dawson Insurance Agency, a North Dakota-based agency providing commercial and personal insurance, surety bonds, safety and loss control programs, and employee benefits services.

•	December – Marsh acquired Jelf Group, PLC, a U.K.-based insurance broking and financial consulting firm.
The Consulting segment completed eight acquisitions during 2015.

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

•
November – Mercer acquired HR Business Solutions (Asia) Limited, a Hong Kong-based compensation and employee benefits consulting firm, and Gama Consultores Associados Ltda, a Brazil-based retirement consulting firm.

•	December – Mercer acquired CPSG Partners, a Workday Services partner assisting clients worldwide to maximize the value of Workday Financial Management and Human Capital Management.
Total purchase consideration for acquisitions made during 2015 was approximately $1.2 billion, which consisted of cash paid of $1.0 billion and deferred purchase and estimated contingent consideration of $176 million. Contingent consideration arrangements are based primarily on EBITDA and revenue targets over periods of two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2015, the Company also paid $36 million of deferred purchase consideration and $47 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $2 million.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

(In millions)	2015
Cash	$1,004
Estimated fair value of deferred/contingent consideration	176
Total consideration	$1,180
Allocation of purchase price:
Cash and cash equivalents	$52
Accounts receivable, net	39
Other current assets	5
Property, plant, and equipment	11
Other intangible assets	486
Goodwill	783
Other assets	3
Total assets acquired	1,379
Current liabilities	106
Other liabilities	93
Total liabilities assumed	199
Net assets acquired	$1,180
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information of other intangible assets acquired during 2015:

	Amount	Weighted Average Amortization Period
Client relationships	$433	13 years
Other (a)	53	4.8 years
	$486
(a) Primarily non-compete agreements, trade names and developed technology
Prior Year Acquisitions
During 2014, the Risk and Insurance Services segment completed the following fifteen acquisitions:

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

During 2014, the Consulting segment completed the following six acquisitions:

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

	Years Ended December 31,
(In millions, except per share data)	2015	2014	2013
Revenue	$13,185	$13,395	$12,550
Income from continuing operations	$1,676	$1,475	$1,395
Net income attributable to the Company	$1,639	$1,469	$1,373
Basic net income per share:
– Continuing operations	$3.09	$2.65	$2.49
– Net income attributable to the Company	$3.09	$2.69	$2.50
Diluted net income per share:
– Continuing operations	$3.05	$2.61	$2.45
– Net income attributable to the Company	$3.05	$2.66	$2.46
The consolidated statement of income for 2015 includes approximately $124 million of revenue and $7 million of operating income related to acquisitions made during 2015.
Dispositions
In December 2015, Mercer sold its U.S. defined contribution recordkeeping business, recognizing a pre-tax gain of $37 million, which is included in revenue in the consolidated statements of income. The sale agreement includes contingent consideration based on retention and renewal of the client contracts by the acquirer. Additional consideration, if any, will be recognized when all conditions precedent to its receipt have been satisfied.
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
Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31,
(In millions of dollars)	2015	2014	2013
Income (loss) from discontinued operations, net of tax	$—	$—	$—
Disposals of discontinued operations	(5)	42	(4)
Income tax (credit) expense	(5)	16	(10)
Disposals of discontinued operations, net of tax	—	26	6
Discontinued operations, net of tax	$—	$26	$6
Discontinued operations, net of tax per share
– Basic	$—	$0.05	$0.01
– Diluted	$—	$0.04	$0.01

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
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2015	2014
Balance as of January 1, as reported	$7,241	$6,893
Goodwill acquired	783	472
Other adjustments(a)	(135)	(124)
Balance at December 31,	$7,889	$7,241

(a)	Primarily due to the impact of foreign exchange in both years.
The goodwill acquired of $783 million in 2015 (approximately $387 million of which is deductible for tax purposes) is comprised of $639 million related to the Risk and Insurance Services segment and $144 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $5.6 billion and Consulting, $2.3 billion.
The gross cost and accumulated amortization at December 31, 2015 and 2014 are as follows:

(In millions of dollars)	2015			2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,281	$347	$934	$1,000	$391	$609
Other (a)	176	74	102	177	94	83
Amortized intangibles	$1,457	$421	$1,036	$1,177	$485	$692
(a) Primarily non-compete agreements, trade names and developed technology

Aggregate amortization expense was $109 million for the year ended December 31, 2015, $86 million for the year ended December 31, 2014 and $72 million for the year ended December 31, 2013. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2016	$128
2017	120
2018	118
2019	112
2020	105
Subsequent years	453
$1,036

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2015	2014	2013
Income before income taxes:
U.S.	$702	$313	$407
Other	1,605	1,744	1,566
	$2,307	$2,057	$1,973

The expense for income taxes is comprised of:
Income taxes:
Current–
U.S. Federal	$90	$80	$102
Other national governments	385	369	264
U.S. state and local	52	26	45
	527	475	411
Deferred–
U.S. Federal	125	27	12
Other national governments	15	62	149
U.S. state and local	4	22	22
	144	111	183
Total income taxes	$671	$586	$594

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2015	2014
Deferred tax assets:
Accrued expenses not currently deductible	$586	$572
Differences related to non-U.S. operations (a)	120	119
Accrued retirement benefits U.S.	630	638
Net operating losses (b)	70	57
Income currently recognized for tax	70	75
Foreign tax credit carryforwards	20	109
Other	49	84
	$1,545	$1,654

Deferred tax liabilities:
Differences related to non-U.S. operations	$176	$131
Depreciation and amortization	368	307
Accrued retirement & postretirement benefits - non-U.S. operations	94	41
Other	6	5
	$644	$484

(a)	Net of valuation allowances of $9 million in 2015 and $15 million in 2014.

(b)	Net of valuation allowances of $19 million in 2015 and $82 million in 2014.

December 31,
(In millions of dollars)	2015	2014
Balance sheet classifications:
Deferred tax assets	$1,138	$1,358
Other liabilities	$237	$188
U.S. Federal income taxes are not provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2015, the Company estimates, amounted to approximately $3.4 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2015	2014	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	1.6	1.7	2.1
Differences related to non-U.S. operations	(8.0)	(7.5)	(6.0)
Other	0.5	(0.7)	(1.0)
Effective tax rate	29.1%	28.5%	30.1%
The Company’s consolidated tax rate was 29.1%, 28.5% and 30.1% in 2015, 2014 and 2013, respectively. The tax rate in each year reflects foreign operations, which are generally taxed at rates lower than the U.S. statutory tax rate.
Valuation allowances had a net decrease of $69 million in 2015, and net increases of $15 million and $10 million in 2014 and 2013, respectively. During the respective years, adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $14 million, $9 million and $3 million in 2015, 2014 and 2013, respectively. The decrease in the valuation allowance in 2015 also reflects the write down of a deferred tax asset along with its full valuation allowance because the Company cannot utilize a net operating loss. Approximately 80% of the Company’s net operating loss carryforwards expire from 2016 through 2035, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2015 comprised federal, state and local, and non-U.S. tax benefits of $10 million, $55 million and $36 million, respectively, before reduction for valuation allowances. Foreign tax credit carryforwards expire in 2021 and 2022.
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
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013:

(In millions of dollars)	2015	2014	2013
Balance at January 1,	$97	$128	$117
Additions, based on tax positions related to current year	3	13	16
Additions for tax positions of prior years	22	3	35
Reductions for tax positions of prior years	(10)	(29)	(7)
Settlements	(20)	(4)	(3)
Lapses in statutes of limitation	(18)	(14)	(30)
Balance at December 31,	$74	$97	$128

Of the total unrecognized tax benefits at December 31, 2015, 2014 and 2013, $53 million, $51 million and $71 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2015, 2014 and 2013, before any applicable federal benefit, was $8 million, $7 million and $10 million, respectively.
As discussed in Note 5, the Company has provided certain indemnities related to contingent tax liabilities as part of the disposals of Putnam and Kroll. At December 31, 2015, 2014 and 2013, $1 million, $2 million and $2 million, respectively, included in the table above, relates to Putnam and Kroll positions included in consolidated Company tax returns. Since the Company remains primarily liable to the taxing authorities for resolution of uncertain tax positions related to consolidated returns, these balances will remain as part of the Company’s consolidated liability for uncertain tax positions. Any future charges or credits related to these matters, including interest accrued, will be recorded in discontinued operations as incurred.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction the Company participates in the Internal Revenue Service’s (IRS) Compliance Assurance Process (CAP), which is structured to conduct real-time compliance reviews. The IRS is currently examining the Company’s 2014 tax return and performing a pre-filing review of 2015. During 2015 the Company settled its federal tax audit with the IRS for the year 2013. In 2014, the Company settled its federal tax audit for the year 2012, and in 2013 settled the years 2007, and 2009 through 2011. The tax year 2008 was settled in a prior period. New York State and New York City have examinations underway for various entities covering the years 2007 through 2014. During 2015, Illinois completed its audit of years 2009 through 2010. Outside the United States, during calendar year 2015 examinations commenced in Germany for the years 2009 through 2012. There are ongoing examinations of certain subsidiaries in France for years 2011 to 2014, in Canada for years 2012 and 2013 and in the United Kingdom for years 2011 and 2012, as well as in other smaller jurisdictions. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $8 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitation.
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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Weighted average assumptions:
Discount rate (for expense)	3.83%	4.82%	3.87%	4.92%
Expected return on plan assets	7.23%	7.52%	—	—
Rate of compensation increase (for expense)	2.42%	2.64%	—	—
Discount rate (for benefit obligation)	4.11%	3.79%	4.12%	4.08%
Rate of compensation increase (for benefit obligation)	2.44%	2.42%	—	—

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
The target asset allocation for the U.S. Plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2015, the actual allocation for the U.S. Plans was 63% equities and equity alternatives and 37% fixed income. The target asset allocation for the U.K. Plans, which comprise approximately 83% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At the end of 2015, the actual allocation for the U.K. Plans was 47% equities and equity alternatives and 53% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2015	2014	2013	2015	2014	2013
Service cost	$196	$213	$252	$3	$4	$5
Interest cost	587	641	581	5	11	11
Expected return on plan assets	(977)	(990)	(911)	—	—	—
Amortization of prior service (credit) cost	(1)	(16)	(22)	3	—	—
Recognized actuarial loss (gain)	271	243	315	(1)	(1)	2
Net periodic benefit cost	$76	$91	$215	$10	$14	$18
Curtailment (loss) gain	5	(65)	—	—	—	—
Plan termination	—	—	—	(128)	—	—
Settlement loss	1	—	—	—	—	—
Total cost	$82	$26	$215	$(118)	$14	$18

Plan Assets
For the U.S. Plans, investment allocation decisions are made by a fiduciary committee composed of senior executives appointed by the Company’s Chief Executive Officer. For the non-U.S. plans, investment allocation decisions are made by local fiduciaries, in consultation with the Company for the larger plans. Plan assets are invested in a manner consistent with the fiduciary standards set forth in all relevant laws relating to pensions and trusts in each country. Primary investment objectives are (1) to achieve an investment return that, in combination with current and future contributions, will provide sufficient funds to pay benefits as they become due, and (2) to minimize the risk of large losses. The investment allocations are designed to meet these objectives by broadly diversifying plan assets among numerous asset classes with differing expected returns, volatilities, and correlations.
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. qualified plans, the category ranges are 59-69% for equities and equity alternatives, and 31-41% for fixed income. For the U.K. Plan, the category ranges are 45-51% for equities and equity alternatives, and 49-55% for fixed income. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate. Re-balancing in the U.K. Plan was suspended in 2014 while a contingent guarantee agreement was put in place and the investment strategy of the plan was finalized. After the contingent guarantee agreement was executed in January 2015, re-balancing resumed in February 2015 with target asset allocation of 48% equities and equity alternatives and 52% fixed income.
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
Interest and Service Cost
In 2016, the Company changed the approach used to estimate the service and interest cost components of net periodic benefit cost for its significant non-U.S. plans. Historically, service and interest costs were estimated using a single weighted average discount rate derived from the yield curves used to measure the benefit obligations at the beginning of the period. This change in approach was made to improve the correlation between the projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The change does not impact the measurement of the plans’ total Projected Benefit Obligation. The Company has accounted for this change as a change in estimate, that will be applied prospectively beginning in 2016. As a result of this change, service and interest cost in 2016 are expected to be approximately $45 million lower than if the prior methodology were used in 2016.

U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$5,924	$4,827	$177	$158
Service cost	114	91	1	2
Interest cost	254	253	2	7
Employee contributions	—	—	3	13
Plan amendments	—	—	—	(4)
Plan termination	—	—	(128)	—
Actuarial (gain) loss	(392)	955	(5)	21
Medicare part D subsidy	—	—	—	1
Benefits paid	(215)	(202)	(10)	(21)
Benefit obligation, December 31	$5,685	$5,924	$40	$177
Change in plan assets:
Fair value of plan assets at beginning of year	$4,516	$4,279	$18	$—
Plan combination	—	—	—	—
Actual return on plan assets	(170)	414	—	—
Employer contributions	29	25	4	13
Employee contributions	—	—	3	13
Medicare part D subsidy	—	—	—	1
Benefits paid	(215)	(202)	(10)	(21)
Other	—	—	(12)	12
Fair value of plan assets, December 31	$4,160	$4,516	$3	$18
Net funded status, December 31	$(1,525)	$(1,408)	$(37)	$(159)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(26)	$(25)	$(2)	$(2)
Non-current liabilities	(1,499)	(1,383)	(35)	(157)
Net liability recognized, December 31	$(1,525)	$(1,408)	$(37)	$(159)
Amounts recognized in other comprehensive income (loss):
Prior service (cost) credit	$—	$—	$(7)	$4
Net actuarial (loss) gain	(1,754)	(1,749)	13	2
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,754)	$(1,749)	$6	$6
Cumulative employer contributions in excess (less than) net periodic cost	229	341	(43)	(165)
Net amount recognized in consolidated balance sheet	$(1,525)	$(1,408)	$(37)	$(159)
Accumulated benefit obligation at December 31	$5,600	$5,825	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2015	2014
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$—	$7	$4	$—
Recognized as component of net periodic benefit cost	—	(7)	3	—
Plan termination	—	—	(14)	—
Plan amendment	—	—	—	4
Prior service (cost) credit, December 31	$—	$—	$(7)	$4

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2015	2014
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,749)	$(974)	$2	$13
Recognized as component of net periodic benefit cost (credit)	146	112	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Other	—	—	8	—
Liability experience	392	(955)	5	(21)
Asset experience	(543)	68	—	12
Total (loss) gain recognized as change in plan assets and benefit obligations	(151)	(887)	5	(9)
Net actuarial (loss) gain, December 31	$(1,754)	$(1,749)	$13	$2

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2013	2015	2014	2013
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$146	$885	$(696)	$(138)	$14	$(5)
Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2016	2016
Prior service credit	$—	$(4)
Net actuarial loss	71	2
Projected cost (credit)	$71	$(2)

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2015	2014	2015	2014
Weighted average assumptions:
Discount rate (for expense)	4.41%	5.30%	3.90%	4.99%
Expected return on plan assets	8.75%	8.75%	—	—
Rate of compensation increase (for expense)	2.00%	2.00%	—	—
Discount rate (for benefit obligation)	4.74%	4.30%	4.36%	4.19%
Rate of compensation increase (for benefit obligation)	2.00%	2.00%	—	—
In 2014, the Society of Actuaries in the United States issued a new mortality table (RP-2014) and an updated improvement scale. The Company considered the effect of RP-2014, along with other available information on mortality improvement and industry specific mortality studies, to select its assumptions for measurement of the plans’ benefit obligations at December 31, 2014 and 2015.
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $5.7 billion, $5.6 billion and $4.2 billion, respectively, as of December 31, 2015 and $5.9 billion, $5.8 billion and $4.5 billion, respectively, as of December 31, 2014.
The projected benefit obligation and fair value of plans assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $5.7 billion and $4.2 billion, respectively, as of December 31, 2015 and $5.9 billion and $4.5 billion, respectively, as of December 31, 2014.
As of December 31, 2015, the U.S. qualified plans hold 4 million shares of the Company’s common stock which were contributed to the Plan by the Company in 2005. This represented approximately 5.3% of those plans' assets as of December 31, 2015. In addition, plan assets may be invested in funds managed by Mercer Investments, a subsidiary of the Company.
The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Postretirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2015	2014	2013	2015	2014	2013
Service cost	$114	$91	$104	$1	$2	$3
Interest cost	254	253	229	2	7	7
Expected return on plan assets	(373)	(346)	(324)	—	—	—
Amortization of prior service (credit) cost	—	(7)	(16)	3	—	—
Recognized actuarial loss (gain)	146	112	207	(2)	(2)	—
Net periodic benefit cost (credit)	$141	$103	$200	$4	$7	$10
Plan termination	—	—	—	(128)	—	—
Total cost (credit)	$141	$103	$200	$(124)	$7	$10
Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan to provide enhanced flexibility and better manage the risks. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits offered to the plans’ participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. The net periodic pension expense recognized in 2015 reflects the weighted average costs of the December 31, 2014 measurement and the September 1, 2015 re-measurement.

In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The net periodic benefit cost for all periods shown above includes the related subsidy.
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 7.3% in 2015, gradually declining to 4.5% in 2029. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have no effect on the total service and interest cost components or the postretirement benefit obligation.

Estimated Future Contributions
The Company expects to fund approximately $26 million for its U.S. non-qualified plans in 2016. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. There is currently no ERISA funding requirement for the U.S. qualified plans for 2016.

Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$10,018	$8,711	$93	$97
Service cost	82	122	2	2
Interest cost	333	388	3	4
Employee contributions	8	10	—	—
Actuarial loss (gain)	(432)	1,619	(6)	(1)
Plan amendments	(5)	13	—	—
Effect of settlement	(12)	(11)	—	—
Effect of curtailment	8	—	—	—
Benefits paid	(337)	(311)	(3)	(3)
Foreign currency changes	(632)	(585)	(10)	(6)
Other	45	62	—	—
Benefit obligation December 31	$9,076	$10,018	$79	$93
Change in plan assets:
Fair value of plan assets at beginning of year	$10,410	$9,351	$—	$—
Actual return on plan assets	187	1,756	—	—
Effect of settlement	(12)	(11)	—	—
Company contributions	166	156	3	3
Employee contributions	8	10	—	—
Benefits paid	(337)	(311)	(3)	(3)
Foreign currency changes	(620)	(578)	—	—
Other	24	37	—	—
Fair value of plan assets, December 31	$9,826	$10,410	$—	$—
Net funded status, December 31	$750	$392	$(79)	$(93)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1,144	$967	$—	$—
Current liabilities	(5)	(6)	(3)	(4)
Non-current liabilities	(389)	(569)	(76)	(89)
Net asset (liability) recognized, December 31	$750	$392	$(79)	$(93)
Amounts recognized in other comprehensive (loss) income:
Prior service (cost) credit	$(3)	$(2)	$—	$—
Net actuarial loss	(2,887)	(3,215)	(6)	(14)
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,890)	$(3,217)	$(6)	$(14)
Cumulative employer contributions in excess (deficient) of net periodic cost	3,640	3,609	(73)	(79)
Net asset (liability) recognized in consolidated balance sheet, December 31	$750	$392	$(79)	$(93)
Accumulated benefit obligation, December 31	$8,830	$9,731	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2015	2014
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(2)	$85	$—	$—
Recognized as component of net periodic benefit credit	(1)	(9)	—	—
Effect of curtailment	(5)	(65)	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	5	(13)	—	—
Exchange rate adjustments	—	—	—	—
Prior service (cost) credit, December 31	$(3)	$(2)	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2015	2014
Reconciliation of net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(3,215)	$(3,010)	$(14)	$(16)
Recognized as component of net periodic benefit cost	125	131	1	1
Effect of settlement	2	—	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Liability experience	432	(1,619)	6	1
Asset experience	(417)	1,112	—	—
Other	(20)	(14)	—	—
Total amount recognized as change in plan assets and benefit obligations	(5)	(521)	6	1
Exchange rate adjustments	206	185	1	—
Net actuarial loss, December 31	$(2,887)	$(3,215)	$(6)	$(14)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2013	2015	2014	2013
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(407)	$201	$(276)	$(2)	$5	$(2)
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2016	2016
Prior service credit	$1	$—
Net actuarial loss	(100)	—
Projected cost	$(99)	$—

The weighted average actuarial assumptions utilized for the non-U.S. defined and postretirement benefit plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2015	2014	2015	2014
Weighted average assumptions:
Discount rate (for expense)	3.49%	4.55%	3.85%	4.80%
Expected return on plan assets	6.57%	6.95%	—	—
Rate of compensation increase (for expense)	2.67%	2.99%	—	—
Discount rate (for benefit obligation)	3.71%	3.49%	4.00%	3.85%
Rate of compensation increase (for benefit obligation)	2.72%	2.67%	—	—
The non-U.S. defined benefit plans do not have any direct ownership of the Company’s common stock.
The pension plan in the United Kingdom no longer holds an interest in the Trident III private equity fund, since the fund fully harvested all its portfolio investments and made final distributions to its partners in 2015.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.7 billion, $1.6 billion and $1.3 billion, respectively, as of December 31, 2015 and $2.1 billion, $2.0 billion and $1.6 billion, respectively, as of December 31, 2014.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.9 billion and $1.5 billion, respectively, as of December 31, 2015 and $2.2 billion and $1.6 billion, respectively, as of December 31, 2014.
Non-U.S. Plan Amendments
Effective August 1, 2015, the Company amended its Ireland defined benefit pension plans to close those plans to future benefit accruals and replaced those plans with a defined contribution arrangement. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date. The net periodic pension costs recognized in 2015 reflects the weighted average costs of the December 31, 2014 measurement and the August 1, 2015 re-measurement.
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

Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2015	2014	2013	2015	2014	2013
Service cost	$82	$122	$148	$2	$2	$2
Interest cost	333	388	352	3	4	4
Expected return on plan assets	(604)	(644)	(587)	—	—	—
Amortization of prior service cost	(1)	(9)	(6)	—	—	—
Recognized actuarial loss	125	131	108	1	1	2
Net periodic benefit (credit) cost	(65)	(12)	15	6	7	8
Settlement loss	1	—	—	—	—	—
Curtailment loss (gain)	5	(65)	—	—	—	—
Total (credit) cost	$(59)	$(77)	$15	$6	$7	$8
The assumed health care cost trend rate was approximately 5.30% in 2015, gradually declining to 4.53% in 2026. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$7	$(6)
Estimated Future Contributions
The Company expects to fund approximately $191 million to its non-U.S. pension plans in 2016. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
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

Estimated Future Benefit Payments
The Plans' estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) are as follows:

For the Years Ended December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2016	$231	$260	$4	$3
2017	$247	$274	$4	$4
2018	$264	$287	$4	$4
2019	$274	$299	$4	$4
2020	$286	$314	$4	$4
2021-2025	$1,586	$1,837	$16	$19
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

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/collective trusts	$175	$6,591	$270	$7,036
Corporate obligations	—	2,651	1	2,652
Corporate stocks	1,844	6	2	1,852
Private equity/partnerships	—	—	710	710
Government securities	10	415	—	425
Real estate	—	8	434	442
Short-term investment funds	312	4	—	316
Company common stock	222	—	—	222
Other investments	13	47	257	317
Total investments	$2,576	$9,722	$1,674	$13,972

	Fair Value Measurements at December 31, 2014
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common/collective trusts	$172	$6,766	$184	$7,122
Corporate obligations	—	2,938	3	2,941
Corporate stocks	2,087	6	1	2,094
Private equity/partnerships	—	—	727	727
Government securities	—	371	—	371
Real estate	—	6	375	381
Short-term investment funds	724	12	—	736
Company common stock	229	—	—	229
Other investments	16	23	239	278
Total investments	$3,228	$10,122	$1,529	$14,879

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2015 and December 31, 2014:

Assets (In millions)	Fair Value, January 1, 2015	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2015
Private equity/Partnerships	$727	$223	$(121)	$(263)	$159	$(15)	$—	$710
Real estate	375	50	(1)	32	1	(23)	—	434
Other investments	239	47	(13)	14	—	(30)	—	257
Common/Collective trusts	184	149	(27)	(6)	—	(30)	—	270
Corporate stocks	1	—	—	1	—	—	—	2
Corporate obligations	3	—	—	—	—	—	(2)	1
Total assets	$1,529	$469	$(162)	$(222)	$160	$(98)	$(2)	$1,674

Assets (In millions)	Fair Value, January 1, 2014	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2014
Private equity/Partnerships	$799	$158	$(185)	$(173)	$137	$(12)	$3	$727
Real estate	312	97	(50)	19	16	(19)	—	375
Other investments	238	21	(16)	18	—	(28)	6	239
Common/Collective trusts	151	—	(1)	50	—	(16)	—	184
Corporate stocks	1	—	—	—	—	—	—	1
Corporate obligations	4	3	(1)	—	—	—	(3)	3
Government securities	2	—	—	—	—	—	(2)	—
Total assets	$1,507	$279	$(253)	$(86)	$153	$(75)	$4	$1,529
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
Common/Collective trusts:  Valued at the net asset value of units of a bank collective trust. The net asset value as provided by the trustee, is used as a practical expedient to estimate fair value. The net asset value is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value.

U.S. government bonds (included in Government securities):  The fair value of U.S. government bonds is estimated by pricing models that utilize observable market data including quotes, spreads and data points for yield curves.
U.S. agency securities (included in Government securities):  U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Agency issued debt securities are valued by benchmarking market-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include certain "To-be-announced" (TBA) securities and mortgage pass-through pools. TBA securities are generally valued using quoted market prices or are benchmarked thereto. Fair value of mortgage pass-through pools are model driven with respect to spreads of the comparable TBA security.
Private equity and real estate partnerships:  Investments in private equity and real estate partnerships are valued based on the fair value reported by the manager of the corresponding partnership and reported on a one quarter lag. The managers provide unaudited quarterly financial statements and audited annual financial statements which set forth the value of the fund. The valuations obtained from the managers are based on various analyses on the underlying holdings in each partnership, including financial valuation models and projections, comparable valuations from the public markets, and precedent private market transactions. Investments are valued in the accompanying financial statements based on the Plan’s beneficial interest in the underlying net assets of the partnership as determined by the partnership agreement.
Insurance group annuity contracts:  The fair values for these investments are based on the current market value of the aggregate accumulated contributions plus interest earned.
Swap assets (included in Other investments):  Fair values for interest rate swaps, equity index swaps and inflation swaps are estimated using a discounted cash flow pricing model. These models use observable market data such as contractual fixed rate, broker quotes, spot equity price or index value and dividend data. The fair values of credit default swaps are estimated using an income approach model which determines expected cash flows based on default probabilities from the issuer-specific credit spread curve and credit loss recovery rates, both of which are dependent on market quotes.
Real estate investment trusts (included in Corporate stocks):  Valued at the closing price reported on an exchange.
Short-term investment funds:  Primarily high-grade money market instruments valued at net asset value at year-end.
Real estate: Valued by investment managers generally using proprietary pricing models.
Registered investment companies:  Valued at the closing price reported on the primary exchange.
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("401(k) Plan"), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $398 million of the 401(k) Plan’s assets at December 31, 2015 and $453 million in December 31, 2014 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $51 million in 2015, $49 million in 2014 and $50 million in 2013. In addition, the Company has a significant defined contribution plan in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. The cost of the U.K. defined contribution plan was $93 million, $65 million and $23 million in 2015, 2014 and 2013, respectively.

9.     Stock Benefit Plans
The Company maintains multiple stock-based payment arrangements under which employees are awarded grants of restricted stock units, stock options and other forms of stock-based payment arrangements.

Marsh & McLennan Companies, Inc. Incentive and Stock Award Plans
On May 19, 2011, the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (the "2011 Plan") was approved by the Company's stockholders. The 2011 Plan replaced the Company's two previous equity incentive plans (the 2000 Senior Executive Incentive and Stock Award Plan and the 2000 Employee Incentive and Stock Award Plan).
The types of awards permitted under the 2011 Plan include stock options, restricted stock and restricted stock units payable in Company common stock or cash, and other stock-based and performance-based awards. The Compensation Committee of the Board of Directors (the "Compensation Committee") determines, at its discretion, which affiliates may participate in the 2011 Plan, which eligible employees will receive awards, the types of awards to be received, and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The 2011 Plan contains a provision which, in the event of a change in control of the Company, may accelerate the vesting of the awards. This provision requires both a change in control of the Company and a subsequent specified termination of employment for vesting to be accelerated.
The 2011 Plan retains the remaining share authority of the two previous plans as of the date the 2011 Plan was approved by stockholders. Thus, approximately 23.2 million shares of common stock, plus shares remaining unused under the previous plans, are available for awards over the life of the 2011 Plan.
The current practice is to grant non-qualified stock options, restricted stock units and/or performance stock units ("PSUs") on an annual basis to senior executives and a limited number of other employees as part of their total compensation. Restricted stock units are also granted to new hires or as retention awards for certain employees. Restricted stock has not been granted since 2005.
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

The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Risk-free interest rate	1.78%	1.88%	1.03%-1.30%
Expected life (in years)	6.0	6.0	6.0
Expected volatility	23.75%	24.2%	23.6%-24.1%
Expected dividend yield	1.97%	2.08%	2.48%-2.54%
A summary of the status of the Company’s stock option awards as of December 31, 2015 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2015	17,995,082	$30.97
Granted	1,574,706	$56.84
Exercised	(4,607,079)	$29.24
Forfeited	(131,126)	$46.43
Expired	(54,779)	$30.45
Balance at December 31, 2015	14,776,804	$34.14	5.4 years	$328,225
Options vested or expected to vest at December 31, 2015	14,584,291	$34.04	5.4 years	$325,388
Options exercisable at December 31, 2015	10,104,569	$28.88	4.3 years	$276,975
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2015, 2014 and 2013 was $11.34, $9.66 and $6.21, respectively. The total intrinsic value of options exercised during the same periods was $124.6 million, $174.3 million and $198.1 million, respectively.
As of December 31, 2015, there was $11.8 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.16 years. Cash received from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013 was $134.7 million, $178.1 million and $281.1 million, respectively.
The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The
Company intends to issue treasury shares as long as an adequate number of those shares is available.
Restricted Stock Units and Performance Stock Units: Restricted stock units may be awarded under the Company's 2011 Incentive and Stock Award Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance stock units (payable in shares of the Company's common stock) ranges, generally, from 0-200% of the number of units granted, based on the achievement of objective, pre-determined Company performance measures, generally, over a three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are not paid out unless and until such time that the award vests.

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2015 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2015	2,097,730	$38.74	868,008	$37.56
Granted	1,737,354	$56.81	210,829	$56.84
Vested	(1,264,076)	$35.56	(373,449)	$31.99
Forfeited	(111,715)	$52.67	(27,223)	$46.91
Non-vested balance at December 31, 2015	2,459,293	$52.51	678,165	$46.25
The weighted-average grant-date fair value of the Company's restricted stock units granted during the years ended December 31, 2014 and 2013 was $48.16 and $36.70, respectively. The weighted average grant date fair value of the Company's performance stock units granted during the years ended December 31, 2014 and 2013 was $48.00 and $36.54, respectively. The total fair value of the shares distributed during the years ended December 31, 2015, 2014 and 2013 in connection with the Company's non-option equity awards was $114.3 million, $165.3 million and $205.5 million, respectively.
The payout of shares in respect of PSUs awarded in 2012 that vested in 2015 on the PSU Scheduled Vesting Date was 200% of target. The payout of shares in respect of PSUs awarded in 2013 and 2014 that vested in 2015 (either in full or on a pro-rata basis due to certain types of termination) was 200% and 167% of target, respectively. In aggregate, 746,370 shares became distributable in respect to PSUs vested in 2015.
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
A summary of the status of the Company's restricted stock awards as of December 31, 2015 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2015	7,200	$46.14
Granted	—	$—
Vested	(7,200)	$46.14
Forfeited	—	$—
Non-vested balance at December 31, 2015	—	$—
The total fair value of the Company's restricted stock distributed was $0.4 million during the year ended December 31, 2015 and $1.1 million during the year ended December 31, 2013. There were no restricted stock distributions during 2014.
As of December 31, 2015, there was $94.5 million of unrecognized compensation cost related to the Company's restricted stock, restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.1 years.

Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007, no more than 35,600,000 shares of the Company's common stock may be sold. Employees purchased 507,411 shares during the year ended December 31, 2015 and at December 31, 2015, 2,271,784 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company's common stock may be sold. Employees purchased 145,422 shares during the year ended December 31, 2015 and there were 2,748,564 shares available for issuance at December 31, 2015 under the International Plan. The plans are considered non-compensatory.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/15	12/31/14	12/31/15	12/31/14	12/31/15	12/31/14	12/31/15	12/31/14
Assets:
Financial instruments owned:
Mutual funds(a)	$142	$150	$—	$—	$—	$—	$142	$150
Money market funds(b)	140	107	—	—	—	—	140	107
Total assets measured at fair value	$282	$257	$—	$—	$—	$—	$282	$257
Fiduciary Assets:
Money market funds	$48	$57	$—	$—	$—	$—	$48	$57
Total fiduciary assets measured at fair value	$48	$57	$—	$—	$—	$—	$48	$57
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$309	$207	$309	$207
Total liabilities measured at fair value	$—	$—	$—	$—	$309	$207	$309	$207
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the year ended December 31, 2015, there were no assets or liabilities that transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2015 and December 31, 2014 that represent contingent purchase consideration related to acquisitions:

(In millions of dollars)	2015	2014
Balance at January 1,	$207	$104
Additions	104	114
Payments	(47)	(42)
Revaluation Impact	45	31
Balance at December 31,	$309	$207
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $45 million for the year ended December 31, 2015. A 5% increase in the above mentioned projections would increase the liability by approximately $24 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $37 million.
Long-Term Investments
The Company holds investments in certain private companies, public companies and certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments amounted to $347 million and $388 million at December 31, 2015 and 2014, respectively.
The Company's investments in private equity funds were $76 million and $61 million at December 31, 2015 and December 31, 2014, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments would be classified as Level 3 in the fair value hierarchy and are included in other assets in the consolidated balance sheets.
Alexander Forbes: During 2014, the Company acquired a 34% interest in South Africa-based Alexander Forbes Group Holding Limited ("Alexander Forbes") becoming a strategic shareholder after Alexander Forbes successfully launched an initial public offering. Mercer purchased its stake in Alexander Forbes in two tranches at 7.50 South African Rand per share for aggregate purchase consideration of approximately $300 million.
Upon completion of the acquisition, the purchase price of the Alexander Forbes shares exceeded the Company's share of the equity in net assets by approximately $146 million. The majority of this basis difference resulted from the excess of the Company’s purchase price for the Alexander Forbes common stock acquired over the book value of Alexander Forbes’ net assets. Substantially all of this basis difference was allocated, based on the fair values of Alexander Forbes’ assets and liabilities, to the value of investment contracts, customer contracts and relationships acquired and technology related intangible assets, related deferred tax liability and goodwill. The basis difference related to these intangible assets (excluding goodwill) is recorded as additional amortization expense over their estimated lives. The basis difference related to the goodwill will be recognized upon disposition of our investment.
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
As of December 31, 2015, the carrying value of the Company’s investment in Alexander Forbes was approximately $230 million. As of December 31, 2015, the market value of the approximately 443 million shares owned by the Company, based on the December 31, 2015 closing share price of 5.78 South

African Rand per share, was approximately $166 million. During 2015, the share price of Alexander Forbes ranged from 5.32 Rand to 10.38 Rand. The trading price first dropped below MMC's purchase price in November 2015. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost, and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
The carrying value of the Company’s investment in Alexander Forbes and its other investments in private companies that are accounted for using the equity method of accounting is included in other assets in the consolidated balance sheets and the related results are included in revenue in the consolidated income statements. The Company records its share of income or loss on its equity method investments on a one quarter lag basis.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. The Company has elected to account for this investment under the cost method of accounting as the shares purchased are categorized as restricted and cannot be sold for more than one year. Effective January 1, 2017, these shares will be be accounted for as available for sale securities and classified as Level 2 in the fair value hierarchy and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ at December 31, 2015 and without regard to the restrictions on sale was approximately $102 million.
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
Below is a summary of the financial information for the Company's significant equity method investees:

For the Twelve Months Ended September 30,
(In millions of dollars)	2015	2014	2013
Revenue	$1,018	$239	$148
Net investment income (a)	$1,620	$161	$88
Net income	$196	$216	$135

As of September 30,
(In millions of dollars)	2015	2014
Total assets	$21,101	$25,497
Total liabilities	$19,348	$24,209
Non-controlling interests	$12	$14
The information above includes twelve months of income statement activity for Alexander Forbes in 2015 and two months of activity in 2014, reflecting the timing of the Company's investment.
(a) Net investment income in 2015 includes approximately $1.5 billion related to Alexander Forbes, substantially all of which is credited to policy holders.

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
The consolidated statements of income include net rental costs of $381 million, $393 million and $403 million for 2015, 2014 and 2013, respectively, after deducting rentals from subleases ($14 million in 2015, $12 million in 2014 and $13 million in 2013). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.
At December 31, 2015, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2016	$372	$47	$325
2017	$341	$44	$297
2018	$311	$42	$269
2019	$259	$35	$224
2020	$224	$32	$192
Subsequent years	$847	$5	$842
The Company has entered into agreements, primarily with various service companies, to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2015, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2016	$172
2017	64
2018	37
Subsequent years	11
$284

12.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions of dollars)	2015	2014 *
Short-term:
Current portion of long-term debt	$12	$11
Long-term:
Senior notes – 2.30% due 2017	249	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	298	298
Senior notes – 2.35% due 2020	496	—
Senior notes – 4.80% due 2021	497	497
Senior notes – 4.05% due 2023	248	247
Senior notes – 3.50% due 2024	595	594
Senior notes – 3.50% due 2025	495	494
Senior notes – 3.75% due 2026	595	—
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	393	403
Term Loan Facility	—	50
Other	2	1
	4,414	3,379
Less current portion	12	11
	$4,402	$3,368
* Amended to reflect the adoption in 2015 of new Financial Accounting Standards Board guidance related to the presentation of debt issuance costs.
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
On November 24, 2015, the Company and certain of its foreign subsidiaries amended a $1.2 billion multi-currency five-year revolving credit facility, that was due to expire in March 2019, into a new $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2015.
The Company and certain of its foreign subsidiaries previously maintained a $1.2 billion multi-currency five-year revolving credit facility. The facility was previously due to expire in March 2019 and was in effect until November 2015. There were no borrowings outstanding under this facility at the time it was amended.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at December 31, 2015.
In December 2012, the Company closed on a $50 million, three-year term loan facility, which was terminated on October 30, 2015.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $229 million at December 31, 2015 and $260 million at December 31, 2014. There was $0.4 million outstanding borrowings under these facilities at December 31, 2015 and $0.6 million outstanding borrowings under these facilities at December 31, 2014.
Scheduled repayments of long-term debt in 2016 and in the four succeeding years are $12 million, $263 million, $262 million, $313 million and $514 million, respectively.
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

	December 31, 2015		December 31, 2014
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$12	$12	$11	$11
Long-term debt	$4,402	$4,513	$3,376	$3,493
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
13.    Integration and Restructuring Costs
In 2015, the Company implemented restructuring actions which resulted in costs totaling $28 million. Restructuring costs consist primarily of severance and benefits, costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$8 million; Consulting—$8 million; and Corporate—$12 million.
Details of the restructuring liability activity from January 1, 2014 through December 31, 2015, including actions taken prior to 2015, are as follows:

(In millions of dollars)	Balance at 1/1/14	Expense Incurred	Cash Paid	Other	Balance at 12/31/14	Expense Incurred	Cash Paid	Other	Balance at 12/31/15
Severance	$11	$4	$(8)	$—	$7	$17	$(7)	$(2)	$15
Future rent under non-cancelable leases and other costs	113	8	(35)	(1)	85	11	(21)	3	78
Total	$124	$12	$(43)	$(1)	$92	$28	$(28)	$1	$93

As of January 1, 2013, the liability balance related to restructuring activity was $170 million. In 2013, the Company accrued $22 million and had cash payments and other adjustments of $68 million related to restructuring activities that resulted in the liability balance at January 1, 2014 reported above.
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
14.    Common Stock
During 2015, the Company repurchased 24.8 million shares of its common stock for total consideration of $1.4 billion. In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.2 billion. There is no time limit on the authorization. During 2014, the Company purchased 15.5 million shares of its common stock for total consideration of $800 million.
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
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2015, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)	Total Assets	(d)	Depreciation and Amortization	Capital Expenditures
2015 –
Risk and Insurance Services	$6,869	(a)	$1,539	$13,290		$240	$136
Consulting	6,064	(b)	1,075	6,485		120	108
Total Segments	12,933		2,614	19,775		360	244
Corporate/Eliminations	(40)		(195)	(1,559)	(c)	63	81
Total Consolidated	$12,893		$2,419	$18,216		$423	$325
2014 –
Risk and Insurance Services	$6,931	(a)	$1,509	$12,211		$213	$173
Consulting	6,059	(b)	996	5,916		119	92
Total Segments	12,990		2,505	18,127		332	265
Corporate/Eliminations	(39)		(204)	(334)	(c)	56	103
Total Consolidated	$12,951		$2,301	$17,793		$388	$368
2013 –
Risk and Insurance Services	$6,596	(a)	$1,421	$11,365		$192	$158
Consulting	5,701	(b)	845	5,178		115	155
Total Segments	12,297		2,266	16,543		307	313
Corporate/Eliminations	(36)		(189)	417	(c)	51	88
Total Consolidated	$12,261		$2,077	$16,960		$358	$401

(a)
Includes inter-segment revenue of $6 million in 2015, $4 million in 2014 and $5 million in 2013, interest income on fiduciary funds of $21 million, $24 million and $27 million in 2015, 2014 and 2013, respectively, and equity method income of $6 million, $9 million and $8 million in 2015, 2014 and 2013, respectively.

(b)
Includes inter-segment revenue of $34 million, $35 million and $31 million in 2015, 2014 and 2013, respectively, interest income on fiduciary funds of $4 million in 2015, $6 million in 2014 and $5 million in 2013 and equity method income of $21 million in 2015, $2 million in 2014 and $0 million in 2013.

(c)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

(d)	Amended to reflect the adoption in 2015 of new Financial Accounting Standards Board guidance related to the presentation of deferred taxes and debt issuance costs.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2015	2014	2013
Risk and Insurance Services
Marsh	$5,745	$5,774	$5,461
Guy Carpenter	1,124	1,157	1,135
Total Risk and Insurance Services	6,869	6,931	6,596
Consulting
Mercer	4,313	4,350	4,241
Oliver Wyman Group	1,751	1,709	1,460
Total Consulting	6,064	6,059	5,701
Total Segments	12,933	12,990	12,297
Corporate/Eliminations	(40)	(39)	(36)
Total	$12,893	$12,951	$12,261
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2015	2014	2013
Revenue
United States	$6,316	$5,865	$5,485
United Kingdom	2,036	2,111	1,979
Continental Europe	1,902	2,077	1,943
Asia Pacific	1,333	1,420	1,396
Other	1,346	1,517	1,494
	12,933	12,990	12,297
Corporate/Eliminations	(40)	(39)	(36)
	$12,893	$12,951	$12,261

For the Years Ended December 31,
(In millions of dollars)	2015	2014	2013
Fixed Assets, Net
United States	$460	$483	$494
United Kingdom	115	120	121
Continental Europe	57	60	64
Asia Pacific	49	62	72
Other	92	84	77
	$773	$809	$828

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2016

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2015:
Revenue	$3,215	$3,225	$3,115	$3,338
Operating income	$735	$629	$461	$594
Income from continuing operations	$498	$429	$329	$380
Discontinued operations, net of tax	$(3)	$—	$2	$1
Net income attributable to the Company	$482	$419	$323	$375
Basic Per Share Data:
Continuing operations	$0.90	$0.78	$0.61	$0.72
Discontinued operations, net of tax	$(0.01)	$—	$—	$—
Net income attributable to the Company	$0.89	$0.78	$0.61	$0.72
Diluted Per Share Data:
Continuing operations	$0.89	$0.77	$0.60	$0.71
Discontinued operations, net of tax	$(0.01)	$—	$0.01	$—
Net income attributable to the Company	$0.88	$0.77	$0.61	$0.71
Dividends Paid Per Share	$0.28	$0.28	$0.31	$0.31
2014:
Revenue	$3,264	$3,300	$3,141	$3,246
Operating income	$673	$647	$445	$536
Income from continuing operations	$457	$440	$305	$269
Discontinued operations, net of tax	$(1)	$(2)	$(1)	$30
Net income attributable to the Company	$443	$431	$297	$294
Basic Per Share Data:
Continuing operations	$0.81	$0.79	$0.55	$0.49
Discontinued operations, net of tax	$—	$(0.01)	$—	$0.05
Net income attributable to the Company	$0.81	$0.78	$0.55	$0.54
Diluted Per Share Data:
Continuing operations	$0.80	$0.78	$0.54	$0.48
Discontinued operations, net of tax	$—	$(0.01)	$—	$0.06
Net income attributable to the Company	$0.80	$0.77	$0.54	$0.54
Dividends Paid Per Share	$0.25	$0.25	$0.28	$0.28
As of February 18th, 2016, there were 5,927 stockholders of record.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2016

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.      Other Information.
In light of the impact of foreign exchange globally, the Compensation Committee (the "Committee") of the Board of Directors of the Company granted performance stock unit awards on February 22, 2016 with a three-year adjusted earnings per share ("EPS") growth performance measure that excludes the impact of currency exchange rate fluctuations.
With respect to the performance stock unit awards granted in 2015 ("2015 PSUs"), the three-year adjusted EPS growth performance measure selected by the Committee did not expressly reference the impact of currency exchange rate fluctuations. On February 22, 2016, the Committee amended the adjusted EPS performance measure for the outstanding 2015 PSUs, including awards held by the Company’s executive officers, to exclude the impact of currency exchange rate fluctuations.
Accordingly, the relevant definition for "adjusted EPS growth" for outstanding performance stock unit awards granted in 2016 and 2015 is: earnings per share from continuing operations calculated in accordance with accounting principles generally accepted in the U.S. ("GAAP"), adjusted for the impact of "noteworthy items" (adjusted diluted EPS), and adjusted further to exclude the impact of currency exchange rate fluctuations, for the variation between actual and budgeted results for Marsh & McLennan Risk Capital Holdings, Ltd. (MMRCH), the legal entity through which the Company owns interests in private equity funds and other investments, and for the costs related to the early extinguishment of debt.
Also on February 22, 2016, the Committee increased the annual long-term incentive award target grant date fair value for the Company's CEO, Dan Glaser, from $8,000,000 to $9,500,000.

PART III
Item 10.      Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2016 Proxy Statement.
The executive officers of the Company are Peter J. Beshar, E. Scott Gilbert, Daniel S. Glaser, Laurie Ledford, Scott McDonald, Mark C. McGivney, Alexander S. Moczarski, Julio A. Portalatin and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2016 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee", "Additional Information—Transactions with Management and Others" and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.      Executive Compensation.
The information set forth in the sections "Board of Directors and Committees—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2016 Proxy Statement is incorporated herein by reference.
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2016 Proxy Statement is incorporated herein by reference.
Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2016 Proxy Statement is incorporated herein by reference.
Item 14.      Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2016 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.      Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2015
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2015 and 2014
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

(4.1)
Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)
Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.3)
Indenture dated as of March 19, 2002 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.4)
Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.5)
First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.6)
Form of Second Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2012)

(4.7)
Form of Third Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 24, 2013)

(4.8)
Form of Fourth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2014)

(4.9)
Form of Fifth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2014)

(4.10)
Sixth Supplemental Indenture, dated as of March 6, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(4.11)
Seventh Supplemental Indenture, dated as of September 14, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2015)

(10.1)
*Marsh & McLennan Companies, Inc. U.S. Employee 1996 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

(10.2)
*Marsh & McLennan Companies, Inc. U.S. Employee 1997 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

(10.3)
*Marsh & McLennan Companies, Inc. U.S. Employee 1998 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

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

(10.8)	*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.9)
*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.10)
*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

(10.11)
*Form of Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(10.12)
*Form of 2007 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

(10.13)
*Form of 2008 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

(10.14)
*Form of 2009 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

(10.15)
*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.16)
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

(10.17)
*Form of 2011 Long-term Incentive Award dated as of June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

(10.18)
*Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.19)
*Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.20)
*Form of 2014 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.21)
*Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.22)
*Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.23)
*Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.24)
*Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.25)
*Form of Deferred Stock Unit Award, dated as of March 1, 2015, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

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

(10.36)
*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.37)
*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.38)
*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2014 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.39)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.40)
*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.41)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.42)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.43)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

(10.54)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.55)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.56)
*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.57)
*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(12.1)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14.1)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21.1)	List of Subsidiaries of Marsh & McLennan Companies, Inc. (as of February 19, 2016)

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.1)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 24, 2016	By	/S/ DANIEL S. GLASER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 24th day of February, 2016.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 24, 2016

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 24, 2016

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 24, 2016

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 24, 2016

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 24, 2016

/S/ LORD LANG OF MONKTON Lord Lang of Monkton	Director	February 24, 2016

/S/ ELAINE LA ROCHE Elaine La Roche	Director	February 24, 2016

/s/ MARIA SILVIA BASTOS MARQUES Maria Silvia Bastos Marques	Director	February 24, 2016

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 24, 2016

Name	Title	Date

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 24, 2016

/S/ MARC D. OKEN Marc D. Oken	Director	February 24, 2016

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 24, 2016

/S/ LLOYD YATES Lloyd Yates	Director	February 24, 2016

/S/ R. DAVID YOST R. David Yost	Director	February 24, 2016