Form 10-Q
period 2016-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2016-05-02
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 25, 2016, there were outstanding 521,233,104 shares of common stock, par value $1.00 per share, of the registrant.

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
Factors that could materially affect our future results include, among other things: our ability to maintain adequate safeguards to protect the security of confidential, personal or proprietary information; our ability to compete effectively and adapt to changes in the competitive environment, including to technological and other types of innovation; the impact of potential changes in global economic, political and market conditions on us and our clients, including the possibility of an exit by the United Kingdom from the European Union; our ability to successfully recover should we experience a business continuity problem due to cyberattack, natural disaster or otherwise; our exposure to potential civil remedies or criminal penalties if we fail to comply with U.S. and non-U.S. laws and regulations applicable in the jurisdictions in which we operate; the financial and operational impact of complying with laws and regulations in the jurisdictions in which we operate; our exposure to potential losses and liabilities, including reputational impact, arising from errors and omissions, breach of fiduciary duty and similar claims against us; the impact of fluctuations in foreign exchange rates, interest rates and global securities markets on our results; the impact of changes in applicable tax laws and regulations, including of the regulations recently proposed by the U.S. Treasury Department; the impact on our competitive position of our tax rate relative to our competitors; the effect of our global pension obligations on our financial position, earnings and cash flows; our ability to make acquisitions and dispositions and successfully integrate the businesses we acquire; our ability to incentivize and retain key employees; and the impact of changes in accounting rules or in our accounting estimates or assumptions.
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

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share figures)	2016	2015
Revenue	$3,336	$3,215
Expense:
Compensation and benefits	1,854	1,730
Other operating expenses	749	750
Operating expenses	2,603	2,480
Operating income	733	735
Interest income	2	3
Interest expense	(46)	(36)
Investment (loss) income	(3)	2
Income before income taxes	686	704
Income tax expense	196	206
Income from continuing operations	490	498
Discontinued operations, net of tax	—	(3)
Net income before non-controlling interests	490	495
Less: Net income attributable to non-controlling interests	9	13
Net income attributable to the Company	$481	$482
Basic net income per share – Continuing operations	$0.92	$0.90
– Net income attributable to the Company	$0.92	$0.89
Diluted net income per share – Continuing operations	$0.91	$0.89
– Net income attributable to the Company	$0.91	$0.88
Average number of shares outstanding – Basic	521	539
– Diluted	526	545
Shares outstanding at March 31,	521	538
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net income before non-controlling interests	$490	$495
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	13	(426)
Gain (loss) related to pension/post-retirement plans	138	236
Other comprehensive income (loss), before tax	151	(190)
Income tax expense on other comprehensive income	28	53
Other comprehensive income (loss), net of tax	123	(243)
Comprehensive income	613	252
Less: comprehensive income attributable to non-controlling interest	9	13
Comprehensive income attributable to the Company	$604	$239
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share figures)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$918	$1,374
Receivables
Commissions and fees	3,357	3,198
Advanced premiums and claims	60	51
Other	318	309
	3,735	3,558
Less-allowance for doubtful accounts and cancellations	(88)	(87)
Net receivables	3,647	3,471
Other current assets	233	199
Total current assets	4,798	5,044
Goodwill	7,950	7,889
Other intangible assets	1,035	1,036
Fixed assets (net of accumulated depreciation and amortization of $1,651 at March 31, 2016 and $1,621 at December 31, 2015)	757	773
Pension related assets	1,181	1,159
Deferred tax assets	1,117	1,138
Other assets	1,290	1,177
	$18,128	$18,216
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except share and per share figures)	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$265	$12
Accounts payable and accrued liabilities	1,879	1,886
Accrued compensation and employee benefits	724	1,656
Accrued income taxes	128	154
Dividends payable	163	—
Total current liabilities	3,159	3,708
Fiduciary liabilities	4,501	4,146
Less – cash and investments held in a fiduciary capacity	(4,501)	(4,146)
	—	—
Long-term debt	4,748	4,402
Pension, post-retirement and post-employment benefits	2,042	2,058
Liabilities for errors and omissions	319	318
Other liabilities	1,089	1,128
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at March 31, 2016
and December 31, 2015	561	561
Additional paid-in capital	777	861
Retained earnings	11,460	11,302
Accumulated other comprehensive loss	(4,097)	(4,220)
Non-controlling interests	92	89
	8,793	8,593
Less – treasury shares, at cost, 39,120,576 shares at March 31, 2016
and 38,743,686 shares at December 31, 2015	(2,022)	(1,991)
Total equity	6,771	6,602
	$18,128	$18,216
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,
(In millions)	2016	2015
Operating cash flows:
Net income before non-controlling interests	$490	$495
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	78	77
Amortization of intangible assets	33	24
Adjustments and payments related to contingent consideration liability	1	(2)
Provision for deferred income taxes	22	87
Loss (gain) on investments	3	(2)
Loss on disposition of assets	2	1
Share-based compensation expense	31	24
Changes in assets and liabilities:
Net receivables	(175)	(1)
Other current assets	(34)	(26)
Other assets	2	8
Accounts payable and accrued liabilities	36	(128)
Accrued compensation and employee benefits	(931)	(927)
Accrued income taxes	(26)	(30)
Contributions to pension and other benefit plans in excess of current year expense/credit	(67)	(134)
Other liabilities	(71)	(79)
Effect of exchange rate changes	25	90
Net cash used for operations	(581)	(523)
Financing cash flows:
Purchase of treasury shares	(200)	(300)
Net increase in commercial paper	252	—
Proceeds from debt	347	493
Repayments of debt	(3)	(2)
Shares withheld for taxes on vested units – treasury shares	(37)	(47)
Issuance of common stock from treasury shares	92	104
Payments of deferred and contingent consideration for acquisitions	(39)	(32)
Distributions of non-controlling interests	(6)	(1)
Dividends paid	(161)	(151)
Net cash provided by financing activities	245	64
Investing cash flows:
Capital expenditures	(51)	(91)
Net purchases of long-term investments	(2)	(87)
Proceeds from sales of fixed assets	1	1
Acquisitions	(75)	(16)
Other, net	1	(1)
Net cash used for investing activities	(126)	(194)
Effect of exchange rate changes on cash and cash equivalents	6	(201)
Decrease in cash and cash equivalents	(456)	(854)
Cash and cash equivalents at beginning of period	1,374	1,958
Cash and cash equivalents at end of period	$918	$1,104
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share figures)	2016	2015
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$861	$930
Change in accrued stock compensation costs	(36)	(40)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(48)	(53)
Balance, end of period	$777	$837
RETAINED EARNINGS
Balance, beginning of year	$11,302	$10,335
Net income attributable to the Company	481	482
Dividend equivalents declared – (per share amounts: $0.62 in 2016 and $0.56 in 2015)	(1)	(1)
Dividends declared – (per share amounts: $0.62 in 2016 and $0.56 in 2015)	(322)	(301)
Balance, end of period	$11,460	$10,515
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,220)	$(3,847)
Other comprehensive income (loss), net of tax	123	(243)
Balance, end of period	$(4,097)	$(4,090)
TREASURY SHARES
Balance, beginning of year	$(1,991)	$(925)
Issuance of shares under stock compensation plans and employee stock purchase plans	169	174
Purchase of treasury shares	(200)	(300)
Balance, end of period	$(2,022)	$(1,051)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$89	$79
Net income attributable to non-controlling interests	9	13
Distributions	(6)	(1)
Balance, end of period	$92	$91
TOTAL EQUITY	$6,771	$6,863
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
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of March 31, 2016, Mercer had assets under management of $140 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 7 to the consolidated financial statements.
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three-month periods ended March 31, 2016 and 2015.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $197 million, primarily related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
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
The caption "Investment (loss) income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded an investment loss of $3 million in the first quarter of 2016 compared to a net investment gain of $2 million for the same period in 2015.
Income Taxes
The Company's effective tax rate in the first quarter of 2016 was 28.6% compared with 29.2% in the first quarter of 2015. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from
$74 million at December 31, 2015 to $76 million at March 31, 2016. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $6 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $6 million and $5 million for the three months ended March 31, 2016 and 2015, respectively. The Consulting segment recorded fiduciary interest income of $1 million in the three months ended March 31, 2016 and 2015. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.6 billion at March 31, 2016 and $6.9 billion at December 31, 2015. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended March 31,
(In millions, except per share figures)	2016	2015
Net income from continuing operations	$490	$498
Less: Net income attributable to non-controlling interests	9	13
	$481	$485
Basic weighted average common shares outstanding	521	539
Dilutive effect of potentially issuable common shares	5	6
Diluted weighted average common shares outstanding	526	545
Average stock price used to calculate common stock equivalents	$55.86	$56.37
There were 14.6 million and 17.2 million stock options outstanding as of March 31, 2016 and 2015, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2016 and 2015.

(In millions of dollars)	2016	2015
Assets acquired, excluding cash	$105	$30
Liabilities assumed	(4)	(2)
Contingent/deferred purchase consideration	(26)	(12)
Net cash outflow for acquisitions	$75	$16

(In millions of dollars)	2016	2015
Interest paid	$58	$40
Income taxes paid, net of refunds	$187	$118
The Company paid deferred and contingent consideration of $39 million for the three months ended March 31, 2016. This consisted of deferred purchase consideration related to prior years' acquisitions of $25 million and contingent consideration of $14 million. For the three months ended March 31, 2015, the Company paid deferred and contingent consideration of $32 million, consisting of deferred purchase consideration related to prior years' acquisitions of $26 million and contingent consideration of $6 million. These amounts are included in the consolidated statements of cash flows as a financing activity.
For the three months ended March 31, 2016, the Company recorded a net charge for adjustments related to acquisition related accounts of $5 million, offset by contingent consideration payments of $4 million. For the three months ended March 31, 2015, the Company recorded a net charge for adjustments related to acquisition related accounts of $10 million, offset by contingent consideration payments of $12 million. These amounts are included in the operating section of the consolidated statement of cash flows.
The Company had non-cash issuances of common stock under its share-based payment plan of $67 million and $64 million for the three months ended March 31, 2016 and 2015, respectively. The Company recorded stock-based compensation expense related to equity awards of $20 million and $16 million for the three-month periods ended March 31, 2016 and 2015, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition that reduced the net cash flow provided by operations by $82 million for the three months ended March 31, 2015.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month periods ended March 31, 2016 and 2015, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	—	80	13	93
Amounts reclassified from accumulated other comprehensive income	—	30	—	30
Net current period other comprehensive income (loss)	—	110	13	123
Balance as of March 31, 2016	$6	$(3,014)	$(1,089)	$(4,097)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	—	128	(423)	(295)
Amounts reclassified from accumulated other comprehensive income	—	52	—	52
Net current period other comprehensive income (loss)	—	180	(423)	(243)
Balance as of March 31, 2015	$5	$(3,213)	$(882)	$(4,090)

The components of other comprehensive income (loss) for the three-month periods ended March 31, 2016 and 2015 are as follows:

Three Months Ended March 31,	2016			2015
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$13	$—	$13	$(426)	$(3)	$(423)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service cost (a)	1	—	1	—	—	—
Net actuarial losses (a)	41	12	29	77	25	52
Subtotal	42	12	30	77	25	52
Effect of remeasurement	(1)	—	(1)	(4)	(1)	(3)
Effect of settlement	1	—	1	—	—	—
Plan Termination	—	—	—	(6)	(2)	(4)
Foreign currency translation gains	97	16	81	169	34	135
Other	(1)	—	(1)	—	—	—
Pension/post-retirement plans gains	138	28	110	236	56	180
Other comprehensive gains (losses)	$151	$28	$123	$(190)	$53	$(243)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Income tax credits on prior service losses and net actuarial losses are included in income tax expense.

7.     Acquisitions
The Risk and Insurance Services segment completed three acquisitions during the first three months of 2016.
February – Marsh & McLennan Agency ("MMA") acquired The Celedinas Agency, Inc., a Florida-based brokerage firm providing property and casualty and marine insurance as well as employee benefits services to businesses and individuals, and Aviation Solutions, LLC, a Missouri-based aviation risk advisor and insurance broker.
March – MMA acquired Corporate Consulting Services, Ltd., a New York-based insurance brokerage and human resource consulting firm.
The Consulting segment completed one acquisition during the first three months of 2016.

•	January – Mercer acquired The Positive Ageing Company Limited, a UK-based firm providing advice on issues surrounding the aging workforce.
Total purchase consideration for acquisitions made during the first three months of 2016 was $103 million, which consisted of cash paid of $77 million and deferred purchase and estimated contingent consideration of $26 million. Contingent consideration arrangements are based primarily on EBITDA and revenue targets over a period of 3 years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $25 million of deferred purchase consideration and $18 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2016 based on their fair values:

For the Three Months Ended March 31, 2016
(In millions of dollars)
Cash	$77
Estimated fair value of deferred/contingent consideration	26
Total Consideration	$103
Allocation of purchase price:
Cash and cash equivalents	$2
Accounts receivable, net	1
Property, plant, and equipment	1
Other intangible assets	42
Goodwill	61
Total assets acquired	107
Current liabilities	2
Other liabilities	2
Total liabilities assumed	4
Net assets acquired	$103
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period after the acquisition date. The following chart provides information of other intangible assets acquired during 2016:

	Amount	Weighted Average Amortization Period
Client relationships	$40	10 years
Other (a)	2	3 years
	$42
(a) Primarily non-compete agreements, trade names and developed technology.

Prior-Year Acquisitions
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
Total purchase consideration for acquisitions made during the first three months of 2015 was $32 million, which consisted of cash paid of $20 million and deferred purchase and estimated contingent consideration of $12 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first three months of 2015, the Company also paid $26 million of deferred purchase consideration and $19 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $3 million.
Pro-Forma Information
While the Company does not believe its acquisitions in the aggregate are material, the following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2016 and 2015. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2015 and reflects acquisitions made in 2015 as if they occurred on January 1, 2014. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2016	2015
Revenue	$3,343	$3,330
Income from continuing operations	$491	$509
Net income attributable to the Company	$482	$492
Basic net income per share:
– Continuing operations	$0.92	$0.92
– Net income attributable to the Company	$0.92	$0.91
Diluted net income per share:
– Continuing operations	$0.92	$0.91
– Net income attributable to the Company	$0.92	$0.90
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three-month period ended March 31, 2016 include approximately $2 million of revenue and less than $1 million of operating income related to acquisitions made in 2016.
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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions of dollars)	2016	2015
Balance as of January 1, as reported	$7,889	$7,241
Goodwill acquired	61	12
Other adjustments(a)	—	(93)
Balance at March 31,	$7,950	$7,160

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at March 31, 2016 is as follows: Risk & Insurance Services, $5.7 billion and Consulting, $2.3 billion.

The gross cost and accumulated amortization at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,312	$372	$940	$1,281	$347	$934
Other (a)	174	79	95	176	74	102
Amortized intangibles	$1,486	$451	$1,035	$1,457	$421	$1,036
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2016 and 2015 was $33 million and $24 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2016 (excludes amortization through March 31, 2016)	$87
2017	123
2018	121
2019	116
2020	120
Subsequent years	468
$1,035

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15
Assets:
Financial instruments owned:
Mutual funds(a)	$132	$142	$—	$—	$—	$—	$132	$142
Money market funds(b)	14	140	—	—	—	—	14	140
Total assets measured at fair value	$146	$282	$—	$—	$—	$—	$146	$282
Fiduciary Assets:
Money market funds	$92	$48	$—	$—	$—	$—	$92	$48
Total fiduciary assets measured at fair value	$92	$48	$—	$—	$—	$—	$92	$48
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$302	$309	$302	$309
Total liabilities measured at fair value	$—	$—	$—	$—	$302	$309	$302	$309

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the three-month period ended March 31, 2016, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of March 31, 2016 and 2015 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2016	2015
Balance at January 1,	$309	$207
Additions	8	8
Payments	(18)	(19)
Revaluation Impact	5	10
Other (a)	(2)	—
Balance at March 31,	$302	$206
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $5 million in the three-month period ended March 31, 2016. A 5% increase in the above mentioned projections would increase the liability by approximately $30 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $41 million.
Long-Term Investments
The Company holds investments in certain private companies, public companies and private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments amounted to $347 million at March 31, 2016 and December 31, 2015.
Private Equity Investments
The Company's investments in private equity funds were $73 million and $76 million at March 31, 2016 and December 31, 2015, respectively. The carrying values of these private equity investments approximate fair value.

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
Investments in Public Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, which it purchased in 2014 for 7.50 South African Rand per share. As of March 31, 2016, the carrying value of the Company’s investment in Alexander Forbes was approximately $230 million. As of March 31, 2016, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the March 31, 2016 closing share price of 6.70 South African Rand per share, was approximately $197 million. During 2015, the share price of Alexander Forbes ranged from 5.32 Rand to 10.38 Rand. The trading price of the Company's shares of Alexander Forbes first dropped below the purchase price in November 2015. During the first quarter of 2016, the shares traded between 4.61 Rand (in late January) to 7.23 Rand (in early March). The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
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
Benefitfocus: On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. The Company has elected to account for this investment under the cost method of accounting as the shares purchased are categorized as restricted and cannot be sold for an extended period. Effective January 1, 2017, these shares will be accounted for as available for sale securities and classified as Level 2 in the fair value hierarchy and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ at March 31, 2016 and without regard to the restrictions on sale was approximately $94 million.
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at March 31, 2016, the actual allocation for the Company's U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target asset allocation for the Company's U.K. Plans, which comprise approximately 83% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At March 31, 2016, the actual allocation for the U.K. Plans was 45% equities and equity alternatives and 55% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$44	$52	$—	$1
Interest cost	137	146	2	2
Expected return on plan assets	(241)	(243)	—	—
Amortization of prior service cost (credit)	—	—	1	—
Recognized actuarial loss (gain)	42	76	(1)	—
Net periodic benefit (credit) cost	$(18)	$31	$2	$3
Plan termination	—	—	—	(128)
Total (credit) cost	$(18)	$31	$2	$(125)

U.S. Plans only	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$26	$30	$—	$1
Interest cost	66	62	1	1
Expected return on plan assets	(95)	(92)	—	—
Amortization of prior service cost (credit)	—	—	1	—
Recognized actuarial loss (gain)	18	45	(1)	—
Net periodic benefit cost	$15	$45	$1	$2
Plan termination	—	—	—	(128)
Total cost (credit)	$15	$45	$1	$(126)

Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan to provide enhanced flexibility and better manage the risks. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits offered to the plans’ participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. The net periodic pension expense recognized in 2016 reflects the impact of the amendment discussed above.
In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants to be paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.

Significant non-U.S. Plans only	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$18	$22	$—	$—
Interest cost	71	84	1	1
Expected return on plan assets	(146)	(151)	—	—
Recognized actuarial loss	24	31	—	—
Net periodic benefit (credit) cost	$(33)	$(14)	$1	$1
Total (credit) cost	$(33)	$(14)	$1	$1

Effective August 1, 2015, the Company amended its Ireland defined benefit pension plans to close those plans to future benefit accruals and replaced those plans with a defined contribution arrangement. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date. The net periodic pension costs recognized in 2016 reflect the impact of the amendment discussed above.
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
March 31,	2016	2015	2016	2015
Weighted average assumptions:
Expected return on plan assets	7.07%	7.25%	—	—
Discount rate	4.11%	3.79%	4.12%	4.08%
Rate of compensation increase	2.44%	2.42%	—	—
The Company made approximately $51 million of contributions to its U.S. and non-U.S. defined benefit plans in the first three months of 2016. The Company expects to contribute approximately $166 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2016.
11.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	March 31, 2016	December 31, 2015
Short-term:
Commercial paper	$252	$—
Current portion of long-term debt	13	12
	265	12
Long-term:
Senior notes – 2.30% due 2017	250	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	298	298
Senior notes – 2.35% due 2020	497	496
Senior notes – 4.80% due 2021	498	497
Senior notes – 3.30% due 2023	347	—
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	595	595
Senior notes – 3.50% due 2025	495	495
Senior notes – 3.750% due 2026	595	595
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	390	393
Other	2	2
	4,761	4,414
Less current portion	13	12
	$4,748	$4,402
The senior notes in the table above are publicly registered by the Company with no guarantees attached.
The Company had $252 million of commercial paper outstanding at March 31, 2016 with a weighted average interest rate of 0.81%.
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. The Company intends to use the net proceeds for general corporate purposes.
In September 2015, the Company issued $600 million of 3.75% 10.5-year senior notes. The Company used the net proceeds for general corporate purposes.

In March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company used the net proceeds for general corporate purposes.
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2016.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at March 31, 2016.
In December 2012, the Company closed on a $50 million, three-year term loan facility which terminated on October 30, 2015.
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

	March 31, 2016		December 31, 2015
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$265	$265	$12	$12
Long-term debt	$4,748	$4,931	$4,402	$4,513
The fair value of the Company’s short-term debt consists primarily of commercial paper and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.
12.    Restructuring Costs
The Company recorded total restructuring costs of $3 million in the first three months of 2016, primarily for future severance and rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services ($1 million) and in Corporate ($2 million).
Details of the restructuring activity from January 1, 2015 through March 31, 2016, which includes liabilities from actions prior to 2016, are as follows:

(In millions of dollars)	Liability at 1/1/15	Amounts Accrued	Cash Paid	Other	Liability at 12/31/15	Amounts Accrued	Cash Paid	Other	Liability at 3/31/16
Severance	$7	$17	$(7)	$(2)	$15	$2	$(5)	$—	$12
Future rent under non-cancelable leases and other costs	85	11	(21)	3	78	1	(5)	(1)	73
Total	$92	$28	$(28)	$1	$93	$3	$(10)	$(1)	$85
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities or accrued compensation, depending on the nature of the items.

13.    Common Stock
During the first three months of 2016, the Company repurchased approximately 3.5 million shares of its common stock for consideration of $200 million. In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of the Company's common stock. At March 31, 2016, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $960 million. There is no time limit on the authorization. During the first three months of 2015, the Company repurchased approximately 5.3 million shares of its common stock for consideration of $300 million.
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
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2016, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
15.    Segment Information
The Company is organized based on the types of services provided. Under this organizational structure, the Company’s business segments are:

▪	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

▪	Consulting, comprising Mercer and Oliver Wyman Group.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2015 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	Revenue		Operating Income (Loss)
2016–
Risk and Insurance Services	$1,868	(a)	$535
Consulting	1,478	(b)	245
Total Operating Segments	3,346		780
Corporate / Eliminations	(10)		(47)
Total Consolidated	$3,336		$733
2015–
Risk and Insurance Services	$1,803	(a)	$533
Consulting	1,421	(b)	248
Total Operating Segments	3,224		781
Corporate / Eliminations	(9)		(46)
Total Consolidated	$3,215		$735

(a)
Includes inter-segment revenue of $1 million in both 2016 and 2015, interest income on fiduciary funds of $6 million in 2016 and $5 million in 2015, and equity method income of $1 million in 2016 and $2 million in 2015.

(b)
Includes inter-segment revenue of $9 million in 2016 and $8 million in 2015, interest income on fiduciary funds of $1 million in both 2016 and 2015, and equity method income of $4 million in 2016 and $3 million in 2015.

Details of operating segment revenue for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(In millions of dollars)	2016	2015
Risk and Insurance Services
Marsh	$1,493	$1,434
Guy Carpenter	375	369
Total Risk and Insurance Services	1,868	1,803
Consulting
Mercer	1,039	1,037
Oliver Wyman Group	439	384
Total Consulting	1,478	1,421
Total Operating Segments	3,346	3,224
Corporate / Eliminations	(10)	(9)
Total	$3,336	$3,215
16.    New Accounting Guidance
In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition, results of operations and statement of cash flows.
In March 2016, the FASB issued new guidance which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The new guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application will be permitted. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.
In February 2016, the FASB issued new guidance intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles ("GAAP"), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires that only capital leases to be recognized on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets ("lessor") leased by the lessee will remain largely unchanged from current GAAP. However, the guidance contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The new guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.

In January 2016, the FASB issued new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.
In May 2014, the FASB issued new accounting guidance to clarify the principles for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity should apply the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance was initially effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, but was deferred to fiscal years beginning on or after December 15, 2017. Entities are permitted to adopt the guidance under one of the following methods: retrospectively to each prior reporting period presented (with certain practical expedients allowed) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. If an entity elects the latter transition method, it must provide disclosures in reporting periods that include the date of initial application of the amount by which each financial statement line item is affected in the current reporting period by application of the guidance as compared to guidance that was in effect before the change, and an explanation for the reasons for significant changes. The Company is currently evaluating the impact of the adoption of the guidance on its financial condition and results of operations.
New Accounting Pronouncements Recently Adopted
In November 2015, the FASB issued a new standard related to the balance sheet classification of deferred taxes ("deferred tax standard"), which simplifies the presentation of deferred income taxes. The deferred tax standard requires companies to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. The previous standard required companies to classify deferred tax assets and liabilities as current and noncurrent. The deferred tax standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. Effective December 31, 2015, the Company early adopted the deferred tax standard retrospectively, as a change in accounting principle. The impact of this change on the Company's prior year's Consolidated Statements of Cash Flows is shown in the table below. The adoption of this standard had no impact on our results of operations.
In September 2015, the FASB issued new guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. The guidance requires the acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed as of the acquisition date. The guidance also includes additional disclosures required for the amounts recorded in current period earnings arising from such adjustments. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively for adjustments to provisional amounts after the effective date, with earlier application permitted for financial statements that have not been issued. The adoption of this new guidance did not have a material impact on the Company's financial condition and results of operations.

In May 2015, the FASB issued new guidance which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. Instead, an entity would be required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance on the statement of net assets. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this new guidance affects footnote disclosure only, and therefore did not have a material impact on the Company's financial statements.
In February 2015, the FASB issued new accounting guidance intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this new accounting guidance did not have a material impact on the Company's financial condition and results of operations.
In January 2015, the FASB issued new accounting guidance that eliminated the concept of extraordinary items. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance had no effect on the Company's financial condition, results of operations or cash flows.
In June 2014, the FASB issued new accounting guidance to clarify the treatment of share-based payment awards that require a specific performance target to be achieved in order for employees to be eligible to vest in the awards which include terms that may provide that the performance conditions could be achieved after an employee completes the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, a reporting entity should apply the existing guidance as it relates to awards with performance conditions that affect vesting. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance did not impact the Company's financial condition, results of operations or cash flows.
In April 2015, the FASB issued a new standard related to the presentation of debt issuance costs ("debt issuance costs standard"). The debt issuance cost standard requires debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The previous standard required these debt issuance costs be classified as an asset and amortized ratably over the life of the debt. The debt issuance cost standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. The Company elected to early adopt the debt issuance costs standard, effective December 31, 2015. The adoption of the debt issuance costs standard had no impact on our results of operations. This guidance is effective on a retrospective basis, as a change in accounting principle. The impact of this change on the Company's prior year's Consolidated Statements of Cash Flows is shown in the table below.

	Period Ended March 31, 2015
	As Previously Reported	Change in Deferred Tax Presentation	Change in Prepaid Debt Fees Presentation	As Amended
Consolidated Statement of Cash Flows
Changes in assets and liabilities:
Other current assets	$28	$(55)	$1	$(26)
Other assets	(43)	45	6	8
Accrued income taxes	(37)	7	—	(30)
Other liabilities	(82)	3	—	(79)
Net cash used for operations	(530)	—	7	(523)
Proceeds from debt	500	—	(7)	493
Net cash provided by financing activities	$71	$—	$(7)	$64

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

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share figures)	2016	2015
Revenue	$3,336	$3,215
Expense:
Compensation and Benefits	1,854	1,730
Other Operating Expenses	749	750
Operating Expenses	2,603	2,480
Operating Income	733	735
Income from Continuing Operations	490	498
Discontinued Operations, net of tax	—	(3)
Net Income Before Non-Controlling Interests	490	495
Net Income Attributable to the Company	$481	$482
Income From Continuing Operations Per Share:
Basic	$0.92	$0.90
Diluted	$0.91	$0.89
Net Income Per Share Attributable to the Company:
Basic	$0.92	$0.89
Diluted	$0.91	$0.88
Average Number of Shares Outstanding:
Basic	521	539
Diluted	526	545
Shares Outstanding at March 31	521	538
The Company's consolidated operating income of $733 million in the first quarter of 2016 was essentially flat compared to the prior year. This reflects the impact of a 4% increase in revenue, offset by a 5% increase in expense. In the first quarter of 2016, the Company continued to be adversely impacted by the strengthened U.S. dollar, which had the effect of reducing the translated value of the Company’s foreign earnings. The increase in expenses reflects the impact of a net credit from the termination of the Company's post-65 retiree medical reimbursement plan in the U.S. (the "RRA plan") of approximately $125 million recorded in the first quarter of 2015, partly offset by lower costs in 2016 for defined benefit pension plans.
Income from continuing operations decreased $8 million, primarily due to the combined effects of the decrease in operating income discussed above, higher interest expense and lower investment income as compared to the same period last year. Diluted net income per share from continuing operations increased 2% to $0.91, compared to $0.89 last year, reflecting a 4% decrease in the average number of diluted shares outstanding, partly offset by the decrease in income from continuing operations. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.

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

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2016	2015
Risk and Insurance Services
Marsh	$1,488	$1,430	4%	(4)%	6%	2%
Guy Carpenter	374	368	2%	(1)%	-	3%
Subtotal	1,862	1,798	4%	(4)%	5%	2%
Fiduciary Interest Income	6	5
Total Risk and Insurance Services	1,868	1,803	4%	(4)%	5%	2%
Consulting
Mercer	1,039	1,037	-	(3)%	1%	3%
Oliver Wyman Group	439	384	14%	(2)%	1%	15%
Total Consulting	1,478	1,421	4%	(3)%	1%	6%
Corporate/Eliminations	(10)	(9)
Total Revenue	$3,336	$3,215	4%	(3)%	3%	4%

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2016	2015
Marsh:
EMEA	$570	$563	1%	(6)%	6%	1%
Asia Pacific	146	148	(2)%	(5)%	1%	3%
Latin America	71	81	(13)%	(19)%	-	6%
Total International	787	792	(1)%	(7)%	4%	2%
U.S. / Canada	701	638	10%	(1)%	9%	2%
Total Marsh	$1,488	$1,430	4%	(4)%	6%	2%
Mercer:
Health	$400	$384	4%	(2)%	-	6%
Retirement	312	331	(5)%	(3)%	(2)%	-
Investments	196	205	(4)%	(6)%	1%	1%
Talent	131	117	11%	(3)%	13%	1%
Total Mercer	$1,039	$1,037	-	(3)%	1%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2016 was $3.3 billion, an increase of 4% on both a reported and underlying basis. The increase of 3% from the impact of acquisitions was offset by a decrease of 3% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the first quarter of 2016 was $1.9 billion, an increase of 4% from the same period last year and 2% on an underlying basis. Consulting revenue of $1.5 billion in the first quarter of 2016 increased 4% from the same period in 2015, and 6% on an underlying basis.
Operating Expense
Consolidated operating expense in the first quarter increased 5% compared with the same period last year, reflecting a 5% increase on an underlying basis and a 3% increase from acquisitions, offset by a 3% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salary and incentive compensation combined with the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by a decrease in defined benefit plan pension expense.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2016	2015
Revenue	$1,868	$1,803
Compensation and Benefits	921	862
Other Expenses	412	408
Expense	1,333	1,270
Operating Income	$535	$533
Operating Income Margin	28.6%	29.6%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2016 was $1.9 billion, an increase of 4% as compared to the same period last year, reflecting a 2% increase in underlying revenue and a 5% increase related to acquisitions, partially offset by a 4% decrease from the impact of foreign currency translation.
In Marsh, revenue in the first quarter of 2016 was $1.5 billion, an increase of 4% compared with the same quarter of the prior year, reflecting an increase of 2% on an underlying basis and a 6% increase from acquisitions, offset by a 4% decrease from the impact of foreign currency translation. International operations grew 2% on an underlying basis, with growth of 1% in EMEA, 3% in Asia Pacific and 6% in Latin America. In U.S./Canada, underlying revenue grew 2% on an underlying basis, led by the continued strong performance of Marsh & McLennan Agency ("MMA"), partially offset by weakness in Canada. Guy Carpenter's first quarter revenue increased 2%, reflecting an increase of 3% on an underlying basis, partly offset by a decrease of 1% from the impact of foreign exchange translation. Guy Carpenter's increase was primarily due to new business growth in its EMEA Specialties Marine business.
Expense
Expenses in the Risk and Insurance Services segment increased 5% in the first quarter of 2016 compared with the same period last year, reflecting a 3% increase on an underlying basis and a 6% increase related to acquisitions, partly offset by a 4% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by a decrease in defined benefit plan pension expense.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,
(In millions of dollars)	2016	2015
Revenue	$1,478	$1,421
Compensation and Benefits	847	783
Other Expenses	386	390
Expense	1,233	1,173
Operating Income	$245	$248
Operating Income Margin	16.6%	17.4%
Revenue
Consulting revenue in the first quarter of 2016 increased 4% reflecting a 6% increase on an underlying basis and a
1% increase related to acquisitions, partly offset by a 3% decrease from the impact of foreign currency translation.
Mercer's revenue of approximately $1 billion was flat compared to the prior year, but increased 3% on an underlying basis. The increase in underlying revenue was driven by Health, which increased 6%, and Talent and Investments which each increased 1%. On a geographic basis, the revenue increase was led by Growth Markets and North America. Oliver Wyman's revenue increased 14% to $439 million in the first quarter of 2016 as compared to the same period last year, reflecting a 15% increase on an underlying basis and a 1% increase from acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation. Oliver Wyman's increase was led by strong performance in the Financial Services practice.
Expense
Consulting expenses in the first quarter of 2016 increased 5% as compared to the first quarter of 2015. Underlying expenses increased 8%, offset by a 3% decrease from the impact of foreign currency translation. The underlying expense increase in the first quarter of 2016 was primarily due to higher base salaries and incentive compensation costs and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by lower defined benefit plan pension expense.
Corporate and Other
Corporate expenses in the first quarter of 2016 were $47 million compared with $46 million in the prior year.
Interest
Interest income earned on corporate funds was $2 million in the first quarter of 2016, compared with $3 million in the first quarter of 2015, primarily due to a lower level of invested funds. Interest expense increased $10 million in 2016 compared with the first quarter of 2015 due to higher average debt outstanding.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded a net investment loss of $3 million in the first quarter of 2016 compared with a $2 million net investment gain in the first quarter of 2015.
Income Taxes
The Company's effective tax rate in the first quarter of 2016 was 28.6% compared with 29.2% in the first quarter of 2015. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the

U.S. In 2016, the forecasted pre-tax income in the U.K., Canada, Luxembourg, Australia, Germany, Ireland, and Bermuda is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 22%, 27%, 1%, 30%, 33%, 13%, and 0%, respectively. Consequently, increases in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations and may require valuation allowances affecting the applicable tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws, regulations, or rulings may have a significant adverse impact on our effective tax rate and cash flow. For instance, the U.S. Treasury Department recently released proposed regulations relating to the treatment of certain intercompany debt arrangements that, if adopted in their current form, could increase the effective tax rate. Further, discussions continue within Congress and the Administration about broad reform of the corporate tax system in the U.S. that could include changes in the corporate tax rate and in the way U.S. corporations are taxed on foreign earnings. It is not possible to predict the ultimate outcome of these discussions or their impact on the Company.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased from $74 million at December 31, 2015 to $76 million at March 31, 2016. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by an amount between zero and approximately $6 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
During the second quarter of 2015, the Company settled a U.S. federal tax audit with the IRS for the year 2013.

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. Because the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to meet its obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders, for share repurchases and for corporate expenses. We also provide financial support to our operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets raising business of Guy Carpenter. Changes in tax laws, regulations, or rulings may have a significant adverse impact on our effective tax rate and cash flow. Other sources of liquidity include borrowing facilities discussed below in Financing Cash Flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from the Company’s operating subsidiaries located outside of the United States are regularly repatriated to the United States out of annual earnings. At December 31, 2015, the Company had approximately $800 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. At the current time, the Company does not intend to repatriate any of this cash. The non-U.S. cash and cash equivalents considered permanently reinvested includes $177 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future. In the first three months of 2016, the Company recorded foreign currency translation adjustments which increased net equity by $13 million. Strengthening of the U.S. dollar against foreign currencies reduces the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company used $581 million of cash from operations for the three months ended March 31, 2016, compared with $523 million used from operations for the same period in 2015. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions. The use of cash is driven primarily by cash award payments, which are generally paid in the first quarter of each each year.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first three months of 2016, the Company contributed $44 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. pension plans. In the first three months of 2015, the Company contributed $36 million to its non-U.S. defined benefit pension plans and $6 million to its U.S. defined benefit pension plans.
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
The Company continues to manage the cost and assess the competitiveness of its benefits programs, and also to manage the risks related to its defined benefit pension plan liabilities. Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits provided to the plans’ participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans, as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. Net periodic pension expense in 2016 reflects the impact of the amendment discussed above.
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
The Company expects to fund an additional $147 million to its non-U.S. defined benefit plans over the remainder of 2016, comprising approximately $68 million to plans outside of the U.K. and $79 million to the U.K. plans.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
Financing Cash Flows
Net cash provided by financing activities was $245 million for the period ended March 31, 2016, compared with $64 million net cash provided by such activities for the same period in 2015.
The Company had $252 million of commercial paper outstanding at March 31, 2016 with a weighted average interest rate of 0.81%.
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. The Company intends to use the net proceeds for general corporate purposes.
In September 2015, the Company issued $600 million of 3.75% 10.5-year senior notes. The Company used the net proceeds for general corporate purposes.
In March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company used the net proceeds for general corporate purposes.
On November 24, 2015, the Company and certain of its subsidiaries amended its $1.2 billion facility into a new $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2016.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility was based on LIBOR plus an agreed fixed margin which varied with the Company's credit ratings. The loan was repaid and the facility was terminated on October 30, 2015.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at March 31, 2016.
The Company's senior debt is currently rated Baa1 by Moody's and A- by Standard & Poor's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.

During the first three months of 2016, the Company paid $18 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $14 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $4 million for the first three months of 2016, are reflected as operating cash flows. In the first three months of 2016, the Company paid $25 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $136 million and estimated future contingent consideration payments of $302 million for acquisitions completed in the first three months of 2016 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2016.
In the first three months of 2015, the Company paid $19 million of contingent payments related to acquisitions made in prior periods. Of this amount, $6 million was reported as financing cash flows and $13 million as operating cash flows.
In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of shares going forward. At March 31, 2016, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $960 million. There is no time limit on this authorization.
During the first three months of 2016, the Company repurchased approximately 3.5 million shares of its common stock for consideration of $200 million. During the first three months of 2015, the Company repurchased approximately 5.3 million shares of its common stock for consideration of $300 million.
The Company paid dividends on its common shares of $161 million ($0.31 per share) during the first three months of 2016, as compared with $151 million ($0.28 per share) during the first three months of 2015.
Investing Cash Flows
Net cash used for investing activities amounted to $126 million in the first three months of 2016, compared with $194 million used during the same period in 2015.
The Company made 4 acquisitions during the first three months of 2016. Cash used for these acquisitions, net of cash acquired, was $75 million.
The Company made 3 acquisitions during the first three months of 2015. Cash used for these acquisitions, net of cash acquired, was $16 million.
The Company used cash of $51 million to purchase fixed assets and capitalized software in the first three months of 2016, compared with $91 million in the first three months of 2015, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million.
The Company has commitments for potential future investments of approximately $53 million in four private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2016:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$265	$265	$—	$—	$—
Long-term debt	4,780	—	526	827	3,427
Interest on long-term debt	1,521	177	344	303	697
Net operating leases	2,067	318	547	408	794
Service agreements	241	145	87	8	1
Other long-term obligations	494	132	320	37	5
Total	$9,368	$1,037	$1,824	$1,583	$4,924
The above does not include unrecognized tax benefits of $76 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of those liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $19 million and $147 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2016.
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
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	March 31, 2016
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$918
Fiduciary cash and investments	$4,501
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 6 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 51% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2015, the Company estimates net operating income would increase or decrease by approximately $55 million. The Company has exposure to approximately 80 foreign currencies overall. Starting at the end of 2014 and continuing through 2015, the U.S. dollar strengthened significantly against most currencies, which had a significant impact on net operating income in 2015. If exchange rates at March 31, 2016 hold constant throughout 2016, the Company estimates the year-over-year impact from conversion of foreign currency earnings will reduce full year income by approximately $25 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds that invest primarily in financial services companies. Investments of approximately $20 million are classified as available for sale, approximately $85 million are accounted for using the cost method, which includes the Company's investment in Benefitfocus, and $347 million are accounted for using the equity method, which includes the Company's investments in Alexander Forbes. The investments are subject to risk of changes in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of March 31, 2016, the carrying value of the Company’s investment in Alexander Forbes was approximately $230 million. As of March 31, 2016, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the March 31, 2016 closing share price of 6.70 South African Rand per share, was approximately $197 million. During 2015, the share price of Alexander Forbes ranged from 5.32 Rand to 10.38 Rand. The trading price of the Company's shares of Alexander Forbes first dropped below the purchase price in November 2015. During the first quarter of 2016, the shares traded between 4.61 Rand (in late January) to 7.23 Rand (in early March). The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
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
Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2015, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 3.5 million shares of its common stock for $200 million during the first quarter of 2016. At March 31, 2016, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $960 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	935,453	$53.4500	935,453	$1,105,471,706
February 1-29, 2016	1,325,845	$56.5796	1,325,845	$1,030,455,909
March 1-31, 2016	1,280,501	$58.5584	1,280,501	$955,471,796
Total	3,541,799	$56.4684	3,541,799	$955,471,796

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

Date:	May 2, 2016	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	May 2, 2016	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1	Eighth Supplemental Indenture, dated as of March 14, 2016, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee

10.1	Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.2	Form of Deferred Stock Unit Award, dated as of March 1, 2016, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase