Form 10-Q
period 2016-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2016-08-01
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 25, 2016, there were outstanding 518,237,432 shares of common stock, par value $1.00 per share, of the registrant.

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
Factors that could materially affect our future results include, among other things:

•	our ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information;

•	our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise;

•	our exposure to potential losses and liabilities, including reputational impact, arising from errors and omissions, breach of fiduciary duty and similar claims against us;

•	our ability to compete effectively and adapt to changes in the competitive environment, including to technological and other types of innovation;

•
the impact of potential changes in global economic, political and market conditions on us, our clients and the industries in which we operate, including the impact of the vote in the UK to exit the EU;

•	the impact of changes in applicable tax laws and regulations, including of the regulations recently proposed by the U.S. Treasury Department;

•	the effect of our global pension obligations on our financial position, earnings and cash flows and the impact of low interest rates on those obligations;

•	our exposure to potential civil remedies or criminal penalties if we fail to comply with U.S. and non-U.S. laws and regulations applicable in the jurisdictions in which we operate;

•	the financial and operational impact of complying with laws and regulations where we operate;

•	the impact of fluctuations in foreign exchange, interest rates and securities markets on our results;

•	the impact on our competitive position of our tax rate relative to our competitors;

•	our ability to incentivize and retain key employees; and

•	the impact of changes in accounting rules or in our accounting estimates or assumptions.

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2016	2015	2016	2015
Revenue	$3,376	$3,225	$6,712	$6,440
Expense:
Compensation and benefits	1,872	1,826	3,726	3,556
Other operating expenses	778	770	1,527	1,520
Operating expenses	2,650	2,596	5,253	5,076
Operating income	726	629	1,459	1,364
Interest income	2	3	4	6
Interest expense	(48)	(40)	(94)	(76)
Investment income (loss)	1	3	(2)	5
Income before income taxes	681	595	1,367	1,299
Income tax expense	201	166	397	372
Income from continuing operations	480	429	970	927
Discontinued operations, net of tax	—	—	—	(3)
Net income before non-controlling interests	480	429	970	924
Less: Net income attributable to non-controlling interests	8	10	17	23
Net income attributable to the Company	$472	$419	$953	$901
Basic net income per share – Continuing operations	$0.91	$0.78	$1.83	$1.68
– Net income attributable to the Company	$0.91	$0.78	$1.83	$1.68
Diluted net income per share – Continuing operations	$0.90	$0.77	$1.81	$1.66
– Net income attributable to the Company	$0.90	$0.77	$1.81	$1.66
Average number of shares outstanding – Basic	521	535	521	537
– Diluted	525	541	526	543
Shares outstanding at June 30,	519	531	519	531
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income before non-controlling interests	$480	$429	$970	$924
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(334)	246	(321)	(180)
Gain (loss) related to pension/post-retirement plans	163	(83)	301	153
Other comprehensive (loss) income, before tax	(171)	163	(20)	(27)
Income tax expense (credit) on other comprehensive income	33	(4)	61	49
Other comprehensive (loss) income, net of tax	(204)	167	(81)	(76)
Comprehensive income	276	596	889	848
Less: comprehensive income attributable to non-controlling interest	8	10	17	23
Comprehensive income attributable to the Company	$268	$586	$872	$825
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share figures)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$974	$1,374
Receivables
Commissions and fees	3,473	3,198
Advanced premiums and claims	47	51
Other	287	309
	3,807	3,558
Less-allowance for doubtful accounts and cancellations	(86)	(87)
Net receivables	3,721	3,471
Other current assets	235	199
Total current assets	4,930	5,044
Goodwill	7,945	7,889
Other intangible assets	955	1,036
Fixed assets (net of accumulated depreciation and amortization of $1,666 at June 30, 2016 and $1,621 at December 31, 2015)	736	773
Pension related assets	1,197	1,159
Deferred tax assets	1,093	1,138
Other assets	1,220	1,177
	$18,076	$18,216
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except share and per share figures)	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$261	$12
Accounts payable and accrued liabilities	1,868	1,886
Accrued compensation and employee benefits	1,015	1,656
Accrued income taxes	182	154
Dividends payable	178	—
Total current liabilities	3,504	3,708
Fiduciary liabilities	4,538	4,146
Less – cash and investments held in a fiduciary capacity	(4,538)	(4,146)
	—	—
Long-term debt	4,496	4,402
Pension, post-retirement and post-employment benefits	2,004	2,058
Liabilities for errors and omissions	322	318
Other liabilities	1,045	1,128
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2016
and December 31, 2015	561	561
Additional paid-in capital	789	861
Retained earnings	11,751	11,302
Accumulated other comprehensive loss	(4,301)	(4,220)
Non-controlling interests	81	89
	8,881	8,593
Less – treasury shares, at cost, 41,593,434 shares at June 30, 2016
and 38,743,686 shares at December 31, 2015	(2,176)	(1,991)
Total equity	6,705	6,602
	$18,076	$18,216
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,
(In millions)	2016	2015
Operating cash flows:
Net income before non-controlling interests	$970	$924
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	154	156
Amortization of intangible assets	67	48
Adjustments and payments related to contingent consideration liability	(8)	—
Gain on deconsolidation of subsidiary	(12)	—
Provision for deferred income taxes	48	90
Loss (gain) on investments	2	(2)
Loss on disposition of assets	3	1
Share-based compensation expense	58	46
Changes in assets and liabilities:
Net receivables	(280)	(274)
Other current assets	(37)	(6)
Other assets	(1)	(15)
Accounts payable and accrued liabilities	(24)	(75)
Accrued compensation and employee benefits	(645)	(659)
Accrued income taxes	35	37
Contributions to pension and other benefit plans in excess of current year expense/credit	(139)	(149)
Other liabilities	(10)	(59)
Effect of exchange rate changes	48	49
Net cash provided by operations	229	112
Financing cash flows:
Purchase of treasury shares	(410)	(775)
Net increase in commercial paper	—	50
Proceeds from debt	347	494
Repayments of debt	(6)	(5)
Shares withheld for taxes on vested units – treasury shares	(38)	(48)
Issuance of common stock from treasury shares	131	147
Payments of deferred and contingent consideration for acquisitions	(63)	(40)
Distributions of non-controlling interests	(11)	(15)
Dividends paid	(326)	(302)
Net cash used for financing activities	(376)	(494)
Investing cash flows:
Capital expenditures	(114)	(176)
Net purchases of long-term investments	(4)	(90)
Proceeds from sales of fixed assets	1	1
Acquisitions	(77)	(260)
Other, net	4	(3)
Net cash used for investing activities	(190)	(528)
Effect of exchange rate changes on cash and cash equivalents	(63)	(118)
Decrease in cash and cash equivalents	(400)	(1,028)
Cash and cash equivalents at beginning of period	1,374	1,958
Cash and cash equivalents at end of period	$974	$930
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Six Months Ended June 30,
(In millions, except per share figures)	2016	2015
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$861	$930
Change in accrued stock compensation costs	(10)	(19)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(62)	(69)
Balance, end of period	$789	$842
RETAINED EARNINGS
Balance, beginning of year	$11,302	$10,335
Net income attributable to the Company	953	901
Dividend equivalents declared – (per share amounts: $0.96 in 2016 and $0.87 in 2015)	(4)	(2)
Dividends declared – (per share amounts: $0.96 in 2016 and $0.87 in 2015)	(500)	(466)
Balance, end of period	$11,751	$10,768
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,220)	$(3,847)
Other comprehensive loss, net of tax	(81)	(76)
Balance, end of period	$(4,301)	$(3,923)
TREASURY SHARES
Balance, beginning of year	$(1,991)	$(925)
Issuance of shares under stock compensation plans and employee stock purchase plans	225	235
Purchase of treasury shares	(410)	(775)
Balance, end of period	$(2,176)	$(1,465)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$89	$79
Net income attributable to non-controlling interests	17	23
Deconsolidation of subsidiary	(14)	—
Distributions and other changes	(11)	(13)
Balance, end of period	$81	$89
TOTAL EQUITY	$6,705	$6,872
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
The Company conducts business in its Consulting segment through two main business groups. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of June 30, 2016, Mercer had assets under management of $146 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three- and six-month periods ended June 30, 2016 and 2015.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $188 million, primarily related to regulatory requirements outside the U.S. or as collateral under captive insurance arrangements.
Investments
The Company holds investments in private companies and private equity funds. Investments in private equity funds are accounted for under the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains or losses for its proportionate share of the change in fair value of the funds. Investments using the equity method of accounting are included in other assets in the consolidated balance sheets.
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company's investments may include direct investments in insurance or consulting companies and investments in private equity funds. The Company recorded net investment income of $1 million in the second quarter of 2016 compared to a net investment income of $3 million for the same period in 2015, and recorded an investment loss of $2 million compared to net investment income of $5 million for the six months ended June 30, 2016 and 2015, respectively.
Income Taxes
The Company's effective tax rate in the second quarter of 2016 was 29.5% compared with 27.9% in the second quarter of 2015. The effective tax rate for the first six months of 2016 and 2015 was 29.0% and 28.6%, respectively. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation as well as the impact of discrete items such as changes in tax legislation and valuation allowances.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from
$74 million at December 31, 2015 to $70 million at June 30, 2016. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $6 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $12 million and $10 million for the six months ended June 30, 2016 and 2015, respectively. The Consulting segment recorded fiduciary interest income of less than $1 million and $1 million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $2 million for the six months ended June 30, 2016 and 2015, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.8 billion at June 30, 2016 and $6.9 billion at December 31, 2015. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Net uncollected premiums and claims and the related payables are, therefore, not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2016	2015	2016	2015
Net income from continuing operations	$480	$429	$970	$927
Less: Net income attributable to non-controlling interests	8	10	17	23
	$472	$419	$953	$904
Basic weighted average common shares outstanding	521	535	521	537
Dilutive effect of potentially issuable common shares	4	6	5	6
Diluted weighted average common shares outstanding	525	541	526	543
Average stock price used to calculate common stock equivalents	$64.17	$57.75	$60.01	$57.06
There were 13.9 million and 16.2 million stock options outstanding as of June 30, 2016 and 2015, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2016 and 2015.

(In millions of dollars)	2016	2015
Assets acquired, excluding cash	$107	$338
Liabilities assumed	(4)	(12)
Contingent/deferred purchase consideration	(26)	(95)
Net cash outflow for current year acquisitions	$77	$231
Cash paid into escrow for future acquisition	—	29
Net cash outflow for acquisitions	$77	$260

(In millions of dollars)	2016	2015
Interest paid	$86	$69
Income taxes paid, net of refunds	$303	$223
The Company paid deferred and contingent consideration of $63 million for the six months ended June 30, 2016. This consisted of deferred purchase consideration related to prior years' acquisitions of $39 million and contingent consideration of $24 million. For the six months ended June 30, 2015, the Company paid deferred and contingent consideration of $39 million, consisting of deferred purchase consideration related to prior years' acquisitions of $28 million and contingent consideration of $11 million. These amounts are included in the consolidated statements of cash flows as a financing activity.
For the six months ended June 30, 2016, the Company recorded a net charge for adjustments related to acquisition related accounts of $18 million and contingent consideration payments of $26 million. For the six months ended June 30, 2015, the Company recorded a net charge for adjustments related to acquisition related accounts of $21 million and contingent consideration payments of $21 million. These amounts are included in the operating section of the consolidated statements of cash flows.

The Company had non-cash issuances of common stock under its share-based payment plan of $70 million and $67 million for the six months ended June 30, 2016 and 2015, respectively. The Company recorded stock-based compensation expense related to equity awards of $43 million and $33 million for the six-month periods ended June 30, 2016 and 2015, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition that reduced the net cash flow provided by operations by $82 million for the six months ended June 30, 2015.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and six-month periods ended June 30, 2016 and 2015, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2016	$6	$(3,014)	$(1,089)	$(4,097)
Other comprehensive income (loss) before reclassifications	—	98	(333)	(235)
Amounts reclassified from accumulated other comprehensive income	—	31	—	31
Net current period other comprehensive income (loss)	—	129	(333)	(204)
Balance as of June 30, 2016	$6	$(2,885)	$(1,422)	$(4,301)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2015	$5	$(3,213)	$(882)	$(4,090)
Other comprehensive income (loss) before reclassifications	—	(126)	243	117
Amounts reclassified from accumulated other comprehensive income	—	50	—	50
Net current period other comprehensive income (loss)	—	(76)	243	167
Balance as of June 30, 2015	$5	$(3,289)	$(639)	$(3,923)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total Gains (Losses)
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	—	178	(320)	(142)
Amounts reclassified from accumulated other comprehensive income	—	61	—	61
Net current period other comprehensive income (loss)	—	239	(320)	(81)
Balance as of June 30, 2016	$6	$(2,885)	$(1,422)	$(4,301)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total Gains (Losses)
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	—	2	(180)	(178)
Amounts reclassified from accumulated other comprehensive income	—	102	—	102
Net current period other comprehensive income (loss)	—	104	(180)	(76)
Balance as of June 30, 2015	$5	$(3,289)	$(639)	$(3,923)

The components of other comprehensive income (loss) for the three- and six-month periods ended June 30, 2016 and 2015 are as follows:

Three Months Ended June 30,	2016			2015
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(334)	$(1)	$(333)	$246	$3	$243
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Net actuarial losses (a)	43	12	31	76	26	50
Subtotal	43	12	31	76	26	50
Effect of remeasurement	—	—	—	1	—	1
Effect of curtailment	3	1	2	—	—	—
Effect of settlement	—	—	—	1	—	1
Foreign currency translation gains (losses)	116	21	95	(161)	(33)	(128)
Other	1	—	1	—	—	—
Pension/post-retirement plans gains (losses)	163	34	129	(83)	(7)	(76)
Other comprehensive (loss) income	$(171)	$33	$(204)	$163	$(4)	$167
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Income tax credits on prior service losses and net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2016			2015
(In millions of dollars)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(321)	$(1)	$(320)	$(180)	$—	$(180)
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service losses (a)	1	—	1	—	—	—
Net actuarial losses (a)	84	24	60	153	51	102
Subtotal	85	24	61	153	51	102
Effect of remeasurement	(1)	—	(1)	(3)	(1)	(2)
Effect of curtailment	3	1	2	—	—	—
Effect of settlement	1	—	1	1	—	1
Plan Termination	—	—	—	(6)	(2)	(4)
Foreign currency translation gains	213	37	176	8	1	7
Pension/post-retirement plans gains	301	62	239	153	49	104
Other comprehensive (loss) income	$(20)	$61	$(81)	$(27)	$49	$(76)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Risk and Insurance Services segment completed three acquisitions during the first six months of 2016.

•
February – Marsh & McLennan Agency ("MMA") acquired The Celedinas Agency, Inc., a Florida-based brokerage firm providing property and casualty and marine insurance as well as employee benefits services to businesses and individuals, and Aviation Solutions, LLC, a Missouri-based aviation risk advisor and insurance broker.

•	March – MMA acquired Corporate Consulting Services, Ltd., a New York-based insurance brokerage and human resource consulting firm.
The Consulting segment completed two acquisitions during the first six months of 2016.

•	January – Mercer acquired The Positive Ageing Company Limited, a U.K.-based firm providing advice on issues surrounding the aging workforce.

•
April – Mercer acquired the Extratextual software system and related client contracts. Extratextual is a web based compliance system that helps clients manage and meet their compliance and risk management obligations.

Total purchase consideration for acquisitions made during the first six months of 2016 was $105 million, which consisted of cash paid of $79 million and deferred purchase and estimated contingent consideration of $26 million. Contingent consideration arrangements are based primarily on EBITDA and revenue targets over a period of 3 years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $39 million of deferred purchase consideration and $50 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2016 based on their fair values:

For the Six Months Ended June 30, 2016
(In millions of dollars)
Cash	$79
Estimated fair value of deferred/contingent consideration	26
Total Consideration	$105
Allocation of purchase price:
Cash and cash equivalents	$2
Accounts receivable, net	1
Property, plant, and equipment	1
Other intangible assets	43
Goodwill	62
Total assets acquired	109
Current liabilities	2
Other liabilities	2
Total liabilities assumed	4
Net assets acquired	$105
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period after the acquisition date. The following chart provides information of other intangible assets acquired during 2016:

	Amount	Weighted Average Amortization Period
Client relationships	$41	10 years
Other (a)	2	3 years
	$43

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
Total purchase consideration for acquisitions made during the first six months of 2015 was $331 million, which consisted of cash paid of $236 million and deferred purchase and estimated contingent consideration of $95 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first six months of 2015, the Company also paid $28 million of deferred purchase consideration and $33 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $3 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2016	2015	2016	2015
Revenue	$3,376	$3,328	$6,721	$6,658
Income from continuing operations	$480	$441	$973	$949
Net income attributable to the Company	$472	$431	$955	$922
Basic net income per share:
– Continuing operations	$0.91	$0.80	$1.83	$1.72
– Net income attributable to the Company	$0.91	$0.81	$1.83	$1.72
Diluted net income per share:
– Continuing operations	$0.90	$0.80	$1.82	$1.70
– Net income attributable to the Company	$0.90	$0.80	$1.82	$1.70
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the six-month period ended June 30, 2016 includes approximately $9 million of revenue and $2 million of operating income related to acquisitions made in 2016.
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
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions of dollars)	2016	2015
Balance as of January 1, as reported	$7,889	$7,241
Goodwill acquired	62	188
Other adjustments(a)	(6)	(48)
Balance at June 30,	$7,945	$7,381

(a)	Primarily reflects the impact of foreign exchange in each period.
Goodwill allocable to the Company’s reportable segments at June 30, 2016 is as follows: Risk & Insurance Services, $5.6 billion and Consulting, $2.3 billion.

The gross cost and accumulated amortization at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016			December 31, 2015
(In millions of dollars)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,229	$359	$870	$1,281	$347	$934
Other (a)	150	65	85	176	74	102
Amortized intangibles	$1,379	$424	$955	$1,457	$421	$1,036
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the six months ended June 30, 2016 and 2015 was $67 million and $48 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)	Estimated Expense
2016 (excludes amortization through June 30, 2016)	$66
2017	120
2018	117
2019	114
2020	95
Subsequent years	443
$955
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
Valuation Techniques
Equity Securities, Money Market Funds and Mutual Funds – Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange, or official closing bid price for certain markets. The money market funds are valued using a valuation technique that results in price per share at $1.00.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions of dollars)	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15
Assets:
Financial instruments owned:
Mutual funds(a)	$133	$142	$—	$—	$—	$—	$133	$142
Money market funds(b)	43	140	—	—	—	—	43	140
Total assets measured at fair value	$176	$282	$—	$—	$—	$—	$176	$282
Fiduciary Assets:
Money market funds	$27	$48	$—	$—	$—	$—	$27	$48
Total fiduciary assets measured at fair value	$27	$48	$—	$—	$—	$—	$27	$48
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$279	$309	$279	$309
Total liabilities measured at fair value	$—	$—	$—	$—	$279	$309	$279	$309

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the six-month period ended June 30, 2016, there were no assets or liabilities that were transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of June 30, 2016 and 2015 that represent contingent consideration related to acquisitions:

(In millions of dollars)	2016	2015
Balance at January 1,	$309	$207
Additions	8	49
Payments	(50)	(33)
Revaluation Impact	18	21
Other (a)	(6)	—
Balance at June 30,	$279	$244
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $18 million in the six-month period ended June 30, 2016. A 5% increase in the above mentioned projections would increase the liability by approximately $26 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $45 million.
Long-Term Investments
The Company holds investments in certain private companies, public companies and private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments amounted to $377 million and $347 million at June 30, 2016 and December 31, 2015, respectively.
Private Equity Investments
The Company's investments in private equity funds were $81 million and $76 million at June 30, 2016 and December 31, 2015, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments would be classified as Level 3 in the fair value hierarchy and are included in other assets in the consolidated balance sheets.
Investments in Public Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of June 30, 2016, the carrying value of the Company’s investment in Alexander Forbes was approximately $235 million. As of June 30, 2016, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the June 30, 2016 closing share price of 6.50 South African Rand per share, was approximately $190 million. During 2015, the share price of Alexander Forbes ranged from 5.32 Rand to 10.38 Rand. The trading price of the Company's shares of Alexander Forbes first dropped below the purchase price in November 2015. During the first six months of 2016, the shares closed between 4.61 Rand (in late January) to 7.16 Rand (in early May), with trades as high as 7.63 Rand. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company has determined the investment is not impaired as of June 30, 2016.
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
Benefitfocus: On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. The Company has elected to account for this investment under the cost method of accounting as the shares purchased are categorized as restricted and cannot be sold for an extended period. Effective January 1, 2017, these shares will be accounted for as available for sale securities, classified as Level 2 in the fair value hierarchy and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ as of June 30, 2016 and without regard to the restrictions on sale was approximately $107 million.
Deconsolidation of a Subsidiary
Marsh operates in India through Marsh India Insurance Brokers Limited (Marsh India), which is owned 26% by Marsh and 74% by local shareholders. Prior to the second quarter, under the terms of its shareholders’ agreement with the local shareholders, Marsh had a controlling financial interest in Marsh India and its results were consolidated under US GAAP. Under the recently adopted Insurance Laws (Amendment) Act, 2015 of India and related regulations issued by the Indian Insurance Regulatory and Development Authority, Indian insurance companies (including insurance intermediaries and brokers like Marsh India) must now be controlled by Indian promoters or Indian investors.
In the second quarter, the shareholders’ agreement between the shareholders of Marsh India was amended to comply with these new regulations, which resulted in Marsh no longer having a controlling financial interest under US GAAP. In accordance with US GAAP, the Company was required to deconsolidate Marsh India and recognize its interest in Marsh India at fair value, with the difference between the carrying value and fair value recognized in earnings. The Company estimated the fair value of its interest in Marsh India, primarily using a discounted cash flow approach, which considered various cash flow scenarios and a discount rate appropriate for the investment. Certain provisions relating to restrictions on sales and repurchase of shares of Marsh India owned by its employees were also required to be removed by the new regulations. As a result, the deferred compensation expense related to those shares was accelerated in the second quarter. The net gain on the Company’s pre-tax income as a result of these changes was approximately $12 million, which is included in revenue. Going forward, the Company’s investment in Marsh India will be accounted for using the equity method of accounting.

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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at June 30, 2016, the actual allocation for the Company's U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target asset allocation for the Company's U.K. Plans, which comprise approximately 83% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At June 30, 2016, the actual allocation for the U.K. Plans was 46% equities and equity alternatives and 54% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$46	$50	$—	$1
Interest cost	138	146	1	2
Expected return on plan assets	(242)	(243)	—	—
Amortization of prior service (credit) cost	(1)	—	1	1
Recognized actuarial loss (gain)	42	78	—	(1)
Net periodic benefit (credit) cost	$(17)	$31	$2	$3
Curtailment gain	(5)	—	—	—
Settlement loss	1	—	—	—
Total (credit) cost	$(21)	$31	$2	$3

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$90	$102	$—	$2
Interest cost	275	292	3	4
Expected return on plan assets	(483)	(486)	—	—
Amortization of prior service (credit) cost	(1)	—	2	1
Recognized actuarial loss (gain)	84	154	(1)	(1)
Net periodic benefit (credit) cost	$(35)	$62	$4	$6
Curtailment gain	(5)	—	—	—
Settlement loss	1	—	—	—
Plan termination	—	—	—	(128)
Total (credit) cost	$(39)	$62	$4	$(122)

U.S. Plans only	Pension		Post-retirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$27	$29	$—	$—
Interest cost	66	63	—	1
Expected return on plan assets	(95)	(92)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial loss (gain)	18	46	—	(1)
Net periodic benefit cost	$16	$46	$1	$1
Plan termination	—	—	—	—
Total cost	$16	$46	$1	$1

U.S. Plans only	Pension		Post-retirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$53	$59	$—	$1
Interest cost	132	125	1	2
Expected return on plan assets	(190)	(184)	—	—
Amortization of prior service cost	—	—	2	1
Recognized actuarial loss (gain)	36	91	(1)	(1)
Net periodic benefit cost	$31	$91	$2	$3
Plan termination	—	—	—	(128)
Total cost (credit)	$31	$91	$2	$(125)

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

Significant non-U.S. Plans only	Pension		Post-retirement
For the Three Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$19	$21	$—	$1
Interest cost	72	83	1	1
Expected return on plan assets	(147)	(151)	—	—
Amortization of prior service credit	(1)	—	—	—
Recognized actuarial loss	24	32	—	—
Net periodic benefit (credit) cost	$(33)	$(15)	$1	$2
Curtailment (gain)	(5)	—	—	—
Settlement loss	1	—	—	—
Total (credit) cost	$(37)	$(15)	$1	$2

Significant non-U.S. Plans only	Pension		Post-retirement
For the Six Months Ended June 30,	Benefits		Benefits
(In millions of dollars)	2016	2015	2016	2015
Service cost	$37	$43	$—	$1
Interest cost	143	167	2	2
Expected return on plan assets	(293)	(302)	—	—
Amortization of prior service credit	(1)	—	—	—
Recognized actuarial loss	48	63	—	—
Net periodic benefit (credit) cost	$(66)	$(29)	$2	$3
Curtailment gain	(5)	—	—	—
Settlement loss	1	—	—	—
Total (credit) cost	$(70)	$(29)	$2	$3

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
June 30,	2016	2015	2016	2015
Weighted average assumptions:
Expected return on plan assets	7.07%	7.25%	—	—
Discount rate	4.11%	3.79%	4.12%	4.08%
Rate of compensation increase	2.44%	2.42%	—	—
The Company made approximately $103 million of contributions to its U.S. and non-U.S. defined benefit plans in the first six months of 2016. The Company expects to contribute approximately $114 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2016.

11.    Debt
The Company’s outstanding debt is as follows:

(In millions of dollars)	June 30, 2016	December 31, 2015
Short-term:
Current portion of long-term debt	$261	$12
Long-term:
Senior notes – 2.30% due 2017	250	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	298	298
Senior notes – 2.35% due 2020	497	496
Senior notes – 4.80% due 2021	498	497
Senior notes – 3.30% due 2023	347	—
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	595	595
Senior notes – 3.50% due 2025	495	495
Senior notes – 3.750% due 2026	595	595
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	387	393
Other	1	2
	4,757	4,414
Less current portion	261	12
	$4,496	$4,402
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, with no guarantees attached.
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
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2016.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at June 30, 2016.
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

	June 30, 2016		December 31, 2015
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$261	$264	$12	$12
Long-term debt	$4,496	$4,755	$4,402	$4,513
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
12.    Restructuring Costs
The Company recorded total restructuring costs of $8 million in the first six months of 2016, primarily for future severance and rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services ($3 million), Corporate ($4 million) and Consulting ($1 million).
Details of the restructuring activity from January 1, 2015 through June 30, 2016, which includes liabilities from actions prior to 2016, are as follows:

(In millions of dollars)	Liability at 1/1/15	Amounts Accrued	Cash Paid	Other	Liability at 12/31/15	Amounts Accrued	Cash Paid	Other	Liability at 6/30/16
Severance	$7	$17	$(7)	$(2)	$15	$4	$(12)	$—	$7
Future rent under non-cancelable leases and other costs	85	11	(21)	3	78	4	(10)	(2)	70
Total	$92	$28	$(28)	$1	$93	$8	$(22)	$(2)	$77
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities or accrued compensation, depending on the nature of the items.
13.    Common Stock
During the first six months of 2016, the Company repurchased approximately 7 million shares of its common stock for consideration of $425 million, including trades for approximately 0.2 million shares worth approximately $15 million purchased at the end of June that settled in early July. In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of the Company's common stock. At June 30, 2016, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $730 million. There is no time limit on the authorization. During the first six months of 2015, the Company repurchased approximately 13.5 million shares of its common stock for consideration of $775 million.
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
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2016, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s operating segments for the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of dollars)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2016–
Risk and Insurance Services	$1,850	(a)	$490	$3,718	(c)	$1,025
Consulting	1,539	(b)	285	3,017	(d)	530
Total Operating Segments	3,389		775	6,735		1,555
Corporate / Eliminations	(13)		(49)	(23)		(96)
Total Consolidated	$3,376		$726	$6,712		$1,459
2015–
Risk and Insurance Services	$1,750	(a)	$427	$3,553	(c)	$960
Consulting	1,487	(b)	248	2,908	(d)	496
Total Operating Segments	3,237		675	6,461		1,456
Corporate / Eliminations	(12)		(46)	(21)		(92)
Total Consolidated	$3,225		$629	$6,440		$1,364

(a)
Includes inter-segment revenue of $3 million and $4 million in 2016 and 2015, respectively, interest income on fiduciary funds of $6 million and $5 million in 2016 and 2015, respectively, and equity method income of $6 million in 2016 and $0 million in 2015, respectively.

(b)
Includes inter-segment revenue of $10 million and $8 million in 2016 and 2015, respectively, interest income on fiduciary funds of less than $1 million and $1 million in 2016 and 2015, respectively, and equity method income of $5 million in both 2016 and 2015.

(c)
Includes inter-segment revenue of $4 million in 2016 and $5 million in 2015, interest income on fiduciary funds of $12 million and $10 million in 2016 and 2015, respectively, and equity method income of $7 million and $2 million in 2016 and 2015, respectively.

(d)
Includes inter-segment revenue of $19 million and $16 million in 2016 and 2015, respectively, interest income on fiduciary funds of $1 million and $2 million in 2016 and 2015, respectively, and equity method income of $9 million and $8 million in 2016 and 2015, respectively.

Details of operating segment revenue for the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars)	2016	2015	2016	2015
Risk and Insurance Services
Marsh	$1,564	$1,474	$3,057	$2,908
Guy Carpenter	286	276	661	645
Total Risk and Insurance Services	1,850	1,750	3,718	3,553
Consulting
Mercer	1,079	1,046	2,118	2,083
Oliver Wyman Group	460	441	899	825
Total Consulting	1,539	1,487	3,017	2,908
Total Operating Segments	3,389	3,237	6,735	6,461
Corporate / Eliminations	(13)	(12)	(23)	(21)
Total	$3,376	$3,225	$6,712	$6,440
16.    New Accounting Guidance
In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of the adoption of the guidance on its financial position, results of operations and statement of cash flows.
In March 2016, the FASB issued new guidance which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The new guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application will be permitted. The Company does not expect the adoption of the guidance to have a significant impact on its financial position or results of operations.
In February 2016, the FASB issued new guidance intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles ("GAAP"), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires that only capital leases to be recognized on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets ("lessor") leased by the lessee will remain largely unchanged from current GAAP. However, the guidance contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The new guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is currently evaluating the impact of the adoption of the guidance on its financial position and results of operations, but expects material "right to use" assets and liabilities to be recorded on its consolidated balance sheets.
In January 2016, the FASB issued new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the guidance on its financial position and results of operations.
In May 2014, the FASB issued new accounting guidance to clarify the principles for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity should apply the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance was initially effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, but was deferred to fiscal years beginning on or after December 15, 2017. Entities are permitted to adopt the guidance under one of the following methods: retrospectively to each prior reporting period presented (with certain practical expedients allowed) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. If an entity elects the latter transition method, it must provide disclosures in reporting periods that include the date of initial application of the amount by which each financial statement line item is affected in the current reporting period by application of the guidance as compared to guidance that was in effect before the change, and an explanation for the reasons for significant changes. The Company is currently evaluating the impact of the adoption of the guidance on its financial position and results of operations.
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
In September 2015, the FASB issued new guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. The guidance requires the acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed as of the acquisition date. The guidance also includes additional disclosures required for the amounts recorded in current period earnings arising from such adjustments. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively for adjustments to provisional amounts after the effective date, with earlier application permitted for financial statements that have not been issued. The adoption of this new guidance did not have a material impact on the Company's financial position or results of operations.

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
In February 2015, the FASB issued new accounting guidance intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this new accounting guidance did not have a material impact on the Company's financial position or results of operations.
In January 2015, the FASB issued new accounting guidance that eliminated the concept of extraordinary items. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance had no effect on the Company's financial condition, results of operations or cash flows.
In June 2014, the FASB issued new accounting guidance to clarify the treatment of share-based payment awards that require a specific performance target to be achieved in order for employees to be eligible to vest in the awards which include terms that may provide that the performance conditions could be achieved after an employee completes the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, a reporting entity should apply the existing guidance as it relates to awards with performance conditions that affect vesting. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance did not impact the Company's financial position, results of operations or cash flows.
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

	Period Ended June 30, 2015
	As Previously Reported	Change in Deferred Tax Presentation	Change in Prepaid Debt Fees Presentation	As Amended
Consolidated Statement of Cash Flows
Changes in assets and liabilities:
Other current assets	$39	$(46)	$1	$(6)
Other assets	(62)	42	5	(15)
Accrued income taxes	31	6	—	37
Other liabilities	(57)	(2)	—	(59)
Net cash provided by operations	106	—	6	112
Proceeds from debt	500	—	(6)	494
Net cash used for financing activities	$(488)	$—	$(6)	$(494)

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

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2016	2015	2016	2015
Revenue	$3,376	$3,225	$6,712	$6,440
Expense:
Compensation and Benefits	1,872	1,826	3,726	3,556
Other Operating Expenses	778	770	1,527	1,520
Operating Expenses	2,650	2,596	5,253	5,076
Operating Income	726	629	1,459	1,364
Income from Continuing Operations	480	429	970	927
Discontinued Operations, net of tax	—	—	—	(3)
Net Income Before Non-Controlling Interests	480	429	970	924
Net Income Attributable to the Company	$472	$419	$953	$901
Income From Continuing Operations Per Share:
Basic	$0.91	$0.78	$1.83	$1.68
Diluted	$0.90	$0.77	$1.81	$1.66
Net Income Per Share Attributable to the Company:
Basic	$0.91	$0.78	$1.83	$1.68
Diluted	$0.90	$0.77	$1.81	$1.66
Average Number of Shares Outstanding:
Basic	521	535	521	537
Diluted	525	541	526	543
Shares Outstanding at June 30	519	531	519	531
The Company's consolidated operating income of $726 million in the second quarter of 2016 was 16% higher than the prior year. This reflects the impact of a 5% increase in revenue partially offset by a 2% increase in expense. The increase in expenses reflects higher base salary and incentive compensation costs and higher amortization of identified intangible assets, partly offset by a decrease in defined benefit plan pension expense.
Income from continuing operations increased $51 million, primarily due to the combined effects of the increase in operating income discussed above, partially offset by higher interest expense and lower investment income as compared to the same period last year. Diluted net income per share from continuing operations increased 17% to $0.90, compared to $0.77 last year, reflecting the increase in income from continuing operations and a 2% decrease in the average number of diluted shares outstanding, partly offset by a higher effective tax rate in the quarter. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.
Consolidated operating income was approximately $1.5 billion in the first six months of 2016, an increase of 7% compared with the first six months of 2015, reflecting 4% growth in revenue and 3% growth in expenses.

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

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2016	2015
Risk and Insurance Services
Marsh	$1,559	$1,470	6%	(2)%	6%	2%
Guy Carpenter	285	275	3%	1%	—	3%
Subtotal	1,844	1,745	6%	(2)%	5%	2%
Fiduciary Interest Income	6	5
Total Risk and Insurance Services	1,850	1,750	6%	(2)%	5%	2%
Consulting
Mercer	1,079	1,046	3%	(2)%	—	4%
Oliver Wyman Group	460	441	5%	(1)%	1%	5%
Total Consulting	1,539	1,487	4%	(2)%	1%	5%
Corporate / Eliminations	(13)	(12)
Total Revenue	$3,376	$3,225	5%	(2)%	3%	3%

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2016	2015
Marsh:
EMEA	$479	$439	9%	(3)%	9%	3%
Asia Pacific	183	176	4%	(2)%	3%	2%
Latin America	93	95	(1)%	(12)%	—	11%
Total International	755	710	6%	(4)%	6%	4%
U.S. / Canada	804	760	6%	—	6%	—
Total Marsh	$1,559	$1,470	6%	(2)%	6%	2%
Mercer:
Health	$410	$391	5%	(1)%	—%	5%
Retirement	314	325	(4)%	(2)%	(4)%	2%
Investments	210	207	2%	(3)%	—	6%
Talent	145	123	18%	(1)%	13%	6%
Total Mercer	$1,079	$1,046	3%	(2)%	—	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2016	2015
Risk and Insurance Services
Marsh	$3,047	$2,900	5%	(3)%	6%	2%
Guy Carpenter	659	643	2%	(1)%	—	3%
Subtotal	3,706	3,543	5%	(3)%	5%	2%
Fiduciary Interest Income	12	10
Total Risk and Insurance Services	3,718	3,553	5%	(3)%	5%	2%
Consulting
Mercer	2,118	2,083	2%	(3)%	1%	4%
Oliver Wyman Group	899	825	9%	(1)%	1%	9%
Total Consulting	3,017	2,908	4%	(2)%	1%	5%
Corporate / Eliminations	(23)	(21)
Total Revenue	$6,712	$6,440	4%	(2)%	3%	4%

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions of dollars)	2016	2015
Marsh:
EMEA	$1,049	$1,002	5%	(4)%	7%	2%
Asia Pacific	329	324	2%	(3)%	2%	2%
Latin America	164	176	(7)%	(15)%	—	9%
Total International	1,542	1,502	3%	(5)%	5%	3%
U.S. / Canada	1,505	1,398	8%	(1)%	7%	1%
Total Marsh	$3,047	$2,900	5%	(3)%	6%	2%
Mercer:
Health	$810	$775	5%	(1)%	—	6%
Retirement	626	656	(5)%	(3)%	(3)%	1%
Investments	406	412	(1)%	(5)%	—	3%
Talent	276	240	15%	(2)%	13%	4%
Total Mercer	$2,118	$2,083	2%	(3)%	1%	4%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the second quarter of 2016 was $3.4 billion, an increase of 5%, or 3% on an underlying basis. The increase of 3% from the impact of acquisitions was offset by a decrease of 2% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the second quarter of 2016 was $1.8 billion, an increase of 6% from the same period last year and 2% on an underlying basis. Consulting revenue of $1.5 billion in the second quarter of 2016 increased 4% from the same period in 2015, and 5% on an underlying basis.

For the first six months of 2016, consolidated revenue increased 4% on both a reported and underlying basis. Risk & Insurance Services revenue increased 5% from the same period in 2015, or 2% on an underlying basis. Consulting revenue increased 4% compared with the six-month period last year, or 5% on an underlying basis.
Operating Expense
Consolidated operating expense in the second quarter increased 2% compared with the same period last year, reflecting a 1% increase on an underlying basis and a 3% increase from acquisitions, offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salary and incentive compensation costs and higher amortization of identified intangible assets, partly offset by a decrease in defined benefit plan pension expense.
Expenses for the six months of 2016 increased 3% compared to the same period in 2015, reflecting a 3% increase on an underlying basis and a 3% increase from acquisitions, offset by a 3% decrease from the impact of foreign currency translation. The underlying expense increase reflects higher base salary and incentive compensation costs, higher amortization of identified intangible assets and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by a decrease in defined benefit plan pension expense.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions of dollars)	2016	2015	2016	2015
Revenue	$1,850	$1,750	$3,718	$3,553
Compensation and Benefits	934	909	1,855	1,771
Other Expenses	426	414	838	822
Expense	1,360	1,323	2,693	2,593
Operating Income	$490	$427	$1,025	$960
Operating Income Margin	26.6%	24.4%	27.6%	27.0%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2016 was $1.8 billion, an increase of 6% as compared to the same period last year, reflecting a 2% increase in underlying revenue and a 5% increase related to acquisitions, partially offset by a 2% decrease from the impact of foreign currency translation.
In Marsh, revenue in the second quarter of 2016 was $1.6 billion, an increase of 6% compared with the same quarter of the prior year, reflecting an increase of 2% on an underlying basis and a 6% increase from acquisitions, offset by a 2% decrease from the impact of foreign currency translation. International operations grew 4% on an underlying basis, reflecting an increase of 3% in EMEA, with growth across all regions. Asia Pacific increased 2%, driven by Asia, and Latin America increased 11%. In U.S./Canada, underlying revenue was flat as compared to prior year, primarily due to weakness in Canada and parts of the U.S. largely resulting from commodity-driven headwinds. Guy Carpenter's second quarter revenue increased 3% on both a reported and underlying basis as rates begin to stabilize, specifically in the U.S.
Revenue in the Risk and Insurance Services segment increased 5% in the first six months of 2016 compared with 2015, or 2% on an underlying basis. In Marsh, underlying revenue increased 1% in U.S./Canada. The international division increased 3% on an underlying basis, reflecting a 2% increase in EMEA, a 2% increase in Asia Pacific and a 9% increase in Latin America.
Expense
Expenses in the Risk and Insurance Services segment increased 3% in the second quarter of 2016 compared with the same period last year, reflecting a 5% increase related to acquisitions, partly offset by a 3% decrease from the impact of foreign currency translation. Expenses on an underlying basis were flat, as higher base salary and incentive compensation costs and higher amortization of identified intangible assets were offset by a decrease in defined benefit plan pension expense.

Expenses for the six-month period increased 4% compared to the prior year, reflecting a 2% increase in underlying expenses, a 5% increase related to acquisitions and a 3% decrease from the impact of foreign exchange. The underlying expense increase reflects higher base salary and incentive compensation costs, higher amortization of identified intangible assets and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by a decrease in defined benefit plan pension expense.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions of dollars)	2016	2015	2016	2015
Revenue	$1,539	$1,487	$3,017	$2,908
Compensation and Benefits	852	831	1,699	1,614
Other Expenses	402	408	788	798
Expense	1,254	1,239	2,487	2,412
Operating Income	$285	$248	$530	$496
Operating Income Margin	18.5%	16.7%	17.6%	17.1%
Revenue
Consulting revenue in the second quarter of 2016 increased 4% reflecting a 5% increase on an underlying basis and a 1% increase related to acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation.
Mercer's revenue of approximately $1.1 billion increased 3% compared to the prior year, or 4% on an underlying basis. Health increased 5%, Retirement increased 2%, while Talent and Investments each increased 6%. On a geographic basis, the revenue increase was led by Growth Markets, with all major regions contributing. Oliver Wyman's revenue increased 5% to $460 million in the second quarter of 2016 as compared to the same period last year, reflecting a 5% increase on an underlying basis and a 1% increase from acquisitions, partly offset by a decrease of 1% from the impact of foreign currency translation. The revenue increase at Oliver Wyman reflects growth that was geographically distributed with particular strength in Europe and other international markets. The Company expects underlying revenue to decline for Oliver Wyman in the third quarter of 2016, due to the strong revenue growth achieved in the prior year, primarily in the Financial Services practice, as well as the impact of uncertainty around Brexit.
Consulting revenue in the first six months of 2016 increased 4%. Underlying revenue increased 5% with underlying growth of 4% at Mercer and 9% at Oliver Wyman.
Expense
Consulting expenses in the second quarter of 2016 increased 1% as compared to the second quarter of 2015. Underlying expenses increased 2%, offset by a 2% decrease from the impact of foreign currency translation. The underlying expense increase in the second quarter of 2016 was primarily due to higher base salary and incentive compensation costs partly offset by a decrease in defined benefit plan pension expense.
Underlying expenses for the six months of 2016 increased 5% as compared to 2015, primarily due to higher base salaries and incentive compensation costs and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by lower defined benefit plan pension expense.
Corporate and Other
Corporate expenses in the second quarter of 2016 were $49 million compared with $46 million in the prior year. The increase is primarily due to higher incentive compensation costs, partly offset by lower defined benefit plan pension expense. Corporate expenses for the first six months of 2016 was $96 million compared with $92 million for the same period last year.

Interest
Interest income earned on corporate funds was $2 million in the second quarter of 2016, compared with $3 million in the second quarter of 2015, primarily due to a lower level of invested funds. Interest expense increased $8 million in 2016 compared with the second quarter of 2015 due to higher average debt outstanding.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds. The Company recorded a net investment gain of $1 million in the second quarter of 2016 compared with $3 million in the second quarter of 2015. The Company recorded a net investment loss of $2 million in the first six months of 2016 compared with a $5 million gain for the same period in 2015.
Income Taxes
The Company's effective tax rate in the second quarter of 2016 was 29.5% compared with 27.9% in the second quarter of 2015. The effective tax rate for the first six months of 2016 was 29.0% compared with 28.6% for the first six months of 2015. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation as well as the impact of discrete tax matters such as changes in tax legislation and valuation allowances.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2016, the forecasted pre-tax income in the U.K., Canada, Luxembourg, Australia, Germany, Ireland, and Bermuda is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective rates in those countries of 22%, 27%, 1%, 31%, 33%, 13%, and 0%, respectively. Consequently, increases in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in one jurisdiction, generally, cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Consequently, losses in certain jurisdictions may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws, regulations, or rulings may have a significant adverse impact on our effective tax rate. Discussions continue within Congress and the Administration about broad reform of the corporate tax system in the U.S. It is not possible to predict the ultimate outcome of these discussions or their impact on the Company. Future legislation could have a material impact on our effective tax rate and consolidated financial statements due to reforms that could include changes in the corporate tax rate and in the way U.S. corporations are taxed on foreign earnings.
During the second quarter of 2016, the Company settled a U.S. federal tax audit with the IRS for the year 2014 and, in the second quarter of 2015, settled a U.S. federal tax audit with the IRS for the year 2013.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $74 million at December 31, 2015 to $70 million at June 30, 2016. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by an amount between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. Because the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to meet its obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders, for share repurchases and for corporate expenses. We also provide financial support to our operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed below in Financing Cash Flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2015, the Company had approximately $800 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The non-U.S. cash and cash equivalents considered permanently reinvested includes $173 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, which could result in higher effective tax rates in the future. In the first six months of 2016, the Company recorded foreign currency translation adjustments which decreased net equity by $320 million. Strengthening of the U.S. dollar against foreign currencies reduces the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash and cash equivalents on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company.
Operating Cash Flows
The Company generated $229 million of cash from operations for the six months ended June 30, 2016, compared with $112 million generated from operations for the same period in 2015. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first six months of 2016, the Company contributed $90 million to its non-U.S. defined benefit pension plans and $13 million to its U.S. pension plans. In the first six months of 2015, the Company contributed $75 million to its non-U.S. defined benefit pension plans and $13 million to its U.S. defined benefit pension plans.
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
The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 83% of non-U.S. plan assets. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. In March 2014, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2012. The funding level is subject to re-assessment, in most cases on November 1st of each year. If the funding level on November 1st is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, the Company agreed in January 2015, to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
The Company expects to fund an additional $101 million to its non-U.S. defined benefit plans over the remainder of 2016, comprising approximately $47 million to plans outside of the U.K. and $54 million to the U.K. plans and $13 million to its U.S. defined benefit plans.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
Financing Cash Flows
Net cash used for financing activities was $376 million for the period ended June 30, 2016, compared with $494 million net cash used for such activities for the same period in 2015.
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
On November 24, 2015, the Company and certain of its subsidiaries amended its $1.2 billion facility into a new $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2016.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility was based on LIBOR plus an agreed fixed margin which varied with the Company's credit ratings. The loan was repaid and the facility was terminated on October 30, 2015.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at June 30, 2016.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
During the first six months of 2016, the Company paid $50 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $24 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $26 million for the first six months of 2016, are reflected as operating cash flows. In the first six months of 2016, the Company paid $39 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $121 million and estimated future contingent consideration payments of $279 million for acquisitions completed in the first six months of 2016 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2016.
In the first six months of 2015, the Company paid $33 million of contingent payments related to acquisitions made in prior periods. Of this amount, $12 million was reported as financing cash flows and $21 million as operating cash flows.
In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of shares going forward. At June 30, 2016, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $730 million. There is no time limit on this authorization.
During the first six months of 2016, the Company repurchased approximately 7.0 million shares of its common stock for consideration of $425 million, including trades for approximately 0.2 million shares worth approximately $15 million purchased at the end of June that settled in early July. During the first six months of 2015, the Company repurchased approximately 13.5 million shares of its common stock for consideration of $775 million.
The Company paid dividends on its common shares of $326 million ($0.62 per share) during the first six months of 2016, as compared with $302 million ($0.56 per share) during the first six months of 2015.
Investing Cash Flows
Net cash used for investing activities amounted to $190 million in the first six months of 2016, compared with $528 million used during the same period in 2015.
The Company made 5 acquisitions during the first six months of 2016. Cash used for these acquisitions, net of cash acquired, was $77 million.
The Company made eight acquisitions during the first six months of 2015. Cash used for these acquisitions, net of cash acquired, was $231 million.
The Company used cash of $114 million to purchase fixed assets and capitalized software in the first six months of 2016, compared with $176 million in the first six months of 2015, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million.
The Company has commitments for potential future investments of approximately $45 million in four private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2016:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$261	$261	$—	$—	$—
Long-term debt	4,527	—	276	828	3,423
Interest on long-term debt	1,494	177	337	303	677
Net operating leases	1,987	311	530	400	746
Service agreements	199	118	72	8	1
Other long-term obligations	449	135	276	33	5
Total	$8,917	$1,002	$1,491	$1,572	$4,852
The above does not include unrecognized tax benefits of $70 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $4 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of those liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $13 million and $101 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2016.
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
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	June 30, 2016
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$974
Fiduciary cash and investments	$4,538
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 6 basis points, over the course of the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.

Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net period expense for 2016 are discussed in Note 8 to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management’s Discussion of Critical Accounting Policies-Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 51% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. Recent events, including the vote on “Brexit” in the UK, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2015, the Company estimates net operating income would increase or decrease by approximately $55 million. The Company has exposure to approximately 80 foreign currencies overall. Starting at the end of 2014 and continuing through 2015, the U.S. dollar strengthened significantly against most currencies, which had a significant impact on net operating income in 2015. If exchange rates at June 30, 2016 hold constant throughout 2016, the Company estimates the year-over-year impact from conversion of foreign currency earnings will reduce full year income by approximately $15 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds. Investments of approximately $20 million are classified as available for sale, approximately $85 million are accounted for using the cost method, which includes the Company's investment in Benefitfocus, and $377 million are accounted for using the equity method, which includes the Company's investment in Alexander Forbes. The investments are subject to risk of changes in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of June 30, 2016, the carrying value of the Company’s investment in Alexander Forbes was $235 million. As of June 30, 2016, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the June 30, 2016 closing share price of 6.50 South African Rand per share, was approximately $190 million. During 2015, the share price of Alexander Forbes ranged from 5.32 Rand to 10.38 Rand. The trading price of the Company's shares of Alexander Forbes first dropped below the purchase price in November 2015. During the first six months of 2016, the shares closed between 4.61 Rand (in late January) and 7.16 Rand (in early May), with trades as high as 7.63 Rand. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2015, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 3.5 million shares of its common stock for $225 million during the second quarter of 2016 (including $15 million that settled after June 30, 2016). At June 30, 2016, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $730 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	813,890	$61.4333	813,890	$905,471,811
May 1-31, 2016	1,221,962	$64.3288	1,221,962	$826,864,510
June 1-30, 2016	1,459,274	$66.0551	1,459,274	$730,471,960
Total	3,495,126	$64.3753	3,495,126	$730,471,960

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

Date:	August 1, 2016	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	August 1, 2016	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

10.2	Form of Restricted Stock Unit Award, dated as of April 1, 2016, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.3	Waiver and Release Agreement, dated April 5, 2016, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff

10.4	Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

10.5	Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Peter Zaffino

10.6	Description of Compensation Arrangements for Independent Directors of Marsh & McLennan Companies, Inc., effective June 1, 2016

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase