Form 10-Q
period 2016-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2016-10-28
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 21, 2016, there were outstanding 515,593,865 shares of common stock, par value $1.00 per share, of the registrant.

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
Factors that could materially affect our future results include, among other things:

•	our ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information;

•	our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise;

•	our exposure to potential losses and liabilities, including reputational impact, arising from errors and omissions, breach of fiduciary duty and similar claims against us;

•	our ability to compete effectively and adapt to changes in the competitive environment, including to pricing pressures and technological and other types of innovation;

•
the impact of macroeconomic conditions, political events and market conditions on us, our clients and the industries in which we operate, including the effects of the vote in the U.K. to exit the E.U. and rising protectionist laws and business practices;

•	the impact of changes in applicable tax laws and regulations, particularly in the United States and Europe;

•	the effect of our global pension obligations on our financial position, earnings and cash flows and the impact of low interest rates on those obligations;

•	the financial and operational impact of complying with laws and regulations where we operate;

•	our exposure to potential civil remedies or criminal penalties if we fail to comply with applicable U.S. and non-U.S. laws and regulations;

•	the impact of fluctuations in foreign exchange, interest rates and securities markets on our results;

•	the impact on our competitive position of our tax rate relative to our competitors;

•	our ability to incentivize and retain key employees; and

•	the impact of changes in accounting rules or in our accounting estimates or assumptions.
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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenue	$3,135	$3,115	$9,847	$9,555
Expense:
Compensation and benefits	1,817	1,878	5,543	5,434
Other operating expenses	746	776	2,273	2,296
Operating expenses	2,563	2,654	7,816	7,730
Operating income	572	461	2,031	1,825
Interest income	—	3	4	9
Interest expense	(47)	(41)	(141)	(117)
Investment income (loss)	—	34	(2)	39
Income before income taxes	525	457	1,892	1,756
Income tax expense	141	128	538	500
Income from continuing operations	384	329	1,354	1,256
Discontinued operations, net of tax	—	2	—	(1)
Net income before non-controlling interests	384	331	1,354	1,255
Less: Net income attributable to non-controlling interests	5	8	22	31
Net income attributable to the Company	$379	$323	$1,332	$1,224
Basic net income per share – Continuing operations	$0.73	$0.61	$2.56	$2.29
– Net income attributable to the Company	$0.73	$0.61	$2.56	$2.29
Diluted net income per share – Continuing operations	$0.73	$0.60	$2.54	$2.27
– Net income attributable to the Company	$0.73	$0.61	$2.54	$2.27
Average number of shares outstanding – Basic	518	528	520	534
– Diluted	523	533	525	540
Shares outstanding at September 30,	516	522	516	522
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income before non-controlling interests	$384	$331	$1,354	$1,255
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(52)	(278)	(373)	(458)
Unrealized investment income	1	1	1	1
Gain related to pension/post-retirement plans	82	94	383	247
Other comprehensive (loss) income, before tax	31	(183)	11	(210)
Income tax expense on other comprehensive income	19	16	80	65
Other comprehensive (loss) income, net of tax	12	(199)	(69)	(275)
Comprehensive income	396	132	1,285	980
Less: comprehensive income attributable to non-controlling interest	5	8	22	31
Comprehensive income attributable to the Company	$391	$124	$1,263	$949
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,388	$1,374
Receivables
Commissions and fees	3,316	3,198
Advanced premiums and claims	53	51
Other	318	309
	3,687	3,558
Less-allowance for doubtful accounts and cancellations	(84)	(87)
Net receivables	3,603	3,471
Other current assets	218	199
Total current assets	5,209	5,044
Goodwill	7,975	7,889
Other intangible assets	907	1,036
Fixed assets (net of accumulated depreciation and amortization of $1,694 at September 30, 2016 and $1,621 at December 31, 2015)	717	773
Pension related assets	1,253	1,159
Deferred tax assets	1,085	1,138
Other assets	1,212	1,177
	$18,358	$18,216
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except share amounts)	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$262	$12
Accounts payable and accrued liabilities	1,862	1,886
Accrued compensation and employee benefits	1,310	1,656
Accrued income taxes	213	154
Dividends payable	178	—
Total current liabilities	3,825	3,708
Fiduciary liabilities	4,532	4,146
Less – cash and investments held in a fiduciary capacity	(4,532)	(4,146)
	—	—
Long-term debt	4,494	4,402
Pension, post-retirement and post-employment benefits	1,969	2,058
Liabilities for errors and omissions	317	318
Other liabilities	999	1,128
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2016
and December 31, 2015	561	561
Additional paid-in capital	812	861
Retained earnings	11,953	11,302
Accumulated other comprehensive loss	(4,289)	(4,220)
Non-controlling interests	83	89
	9,120	8,593
Less – treasury shares, at cost, 44,118,274 shares at September 30, 2016
and 38,743,686 shares at December 31, 2015	(2,366)	(1,991)
Total equity	6,754	6,602
	$18,358	$18,216
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,
(In millions)	2016	2015
Operating cash flows:
Net income before non-controlling interests	$1,354	$1,255
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	231	233
Amortization of intangible assets	99	79
Adjustments and payments related to contingent consideration liability	(37)	15
Gain on deconsolidation of subsidiary	(12)	—
Provision for deferred income taxes	43	214
Loss (gain) on investments	2	(39)
Loss on disposition of assets	3	3
Share-based compensation expense	84	67
Changes in assets and liabilities:
Net receivables	(162)	(118)
Other current assets	(20)	(10)
Other assets	(2)	(11)
Accounts payable and accrued liabilities	(29)	(96)
Accrued compensation and employee benefits	(349)	(319)
Accrued income taxes	65	(61)
Contributions to pension and other benefit plans in excess of current year expense/credit	(214)	(178)
Other liabilities	(3)	(98)
Effect of exchange rate changes	59	53
Net cash provided by operations	1,112	989
Financing cash flows:
Purchase of treasury shares	(625)	(1,325)
Proceeds from debt	347	1,090
Repayments of debt	(9)	(8)
Shares withheld for taxes on vested units – treasury shares	(38)	(48)
Issuance of common stock from treasury shares	154	179
Payments of deferred and contingent consideration for acquisitions	(96)	(42)
Distributions of non-controlling interests	(12)	(17)
Dividends paid	(504)	(468)
Net cash used for financing activities	(783)	(639)
Investing cash flows:
Capital expenditures	(174)	(249)
Net purchases of long-term investments	(4)	(63)
Proceeds from sales of fixed assets	5	2
Acquisitions	(88)	(431)
Other, net	3	(2)
Net cash used for investing activities	(258)	(743)
Effect of exchange rate changes on cash and cash equivalents	(57)	(235)
Increase (decrease) in cash and cash equivalents	14	(628)
Cash and cash equivalents at beginning of period	1,374	1,958
Cash and cash equivalents at end of period	$1,388	$1,330
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$861	$930
Change in accrued stock compensation costs	14	1
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(63)	(80)
Balance, end of period	$812	$851
RETAINED EARNINGS
Balance, beginning of year	$11,302	$10,335
Net income attributable to the Company	1,332	1,224
Dividend equivalents declared – (per share amounts: $1.30 in 2016 and $1.18 in 2015)	(5)	(3)
Dividends declared – (per share amounts: $1.30 in 2016 and $1.18 in 2015)	(676)	(628)
Balance, end of period	$11,953	$10,928
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,220)	$(3,847)
Other comprehensive loss, net of tax	(69)	(275)
Balance, end of period	$(4,289)	$(4,122)
TREASURY SHARES
Balance, beginning of year	$(1,991)	$(925)
Issuance of shares under stock compensation plans and employee stock purchase plans	250	280
Purchase of treasury shares	(625)	(1,325)
Balance, end of period	$(2,366)	$(1,970)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$89	$79
Net income attributable to non-controlling interests	22	31
Deconsolidation of subsidiary	(14)	—
Distributions and other changes	(14)	(15)
Balance, end of period	$83	$95
TOTAL EQUITY	$6,754	$6,343
The accompanying notes are an integral part of these unaudited consolidated statements.

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
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Within the investments business, Mercer provides delegated investment (fiduciary management) solutions to institutional investors (such as retirement plan sponsors and trustees) and to individual investors (primarily through the inclusion of funds managed by Mercer on defined contribution and wealth management platforms). As of September 30, 2016, Mercer had assets under management of $156 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2016 and 2015.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $180 million, primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements.
Investments
The Company holds investments in certain private equity funds. Investments in private equity funds are accounted for under the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for the Company's proportionate share of the change in fair value of the funds are recorded in earnings. Investments using the equity method of accounting are included in other assets in the consolidated balance sheets.
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company recorded net investment income of less than $1 million in the third quarter of 2016 compared to net investment income of $34 million for the same period in 2015, and recorded an investment loss of $2 million compared to net investment income of $39 million for the nine months ended September 30, 2016 and 2015, respectively.
Income Taxes
The Company's effective tax rate in the third quarter of 2016 was 26.8% compared with 27.9% in the third quarter of 2015. The effective tax rate for the first nine months of 2016 and 2015 was 28.4%. These rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and the true-up of the tax provision to amounts filed in the Company's U.S. federal tax return.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from
$74 million at December 31, 2015 to $67 million at September 30, 2016. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $6 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $8 million and $6 million for the three months ended September 30, 2016 and 2015, respectively, and $20 million and $16 million for the nine months ended September 30, 2016 and 2015, respectively. The Consulting segment recorded fiduciary interest income of $1 million for each of the three months ended September 30, 2016 and 2015, respectively, and $2 million and $3 million for the nine months ended September 30, 2016 and 2015, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.0 billion at September 30, 2016 and $6.9 billion at December 31, 2015. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
Diluted net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliations of the applicable components used to calculate basic and diluted EPS - Continuing operations are presented below. The reconciling items related to the EPS calculation of net income attributable to the Company is the same for both basic and diluted EPS.

Basic and Diluted EPS Calculation - Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net income from continuing operations	$384	$329	$1,354	$1,256
Less: Net income attributable to non-controlling interests	5	8	22	31
	$379	$321	$1,332	$1,225
Basic weighted average common shares outstanding	518	528	520	534
Dilutive effect of potentially issuable common shares	5	5	5	6
Diluted weighted average common shares outstanding	523	533	525	540
Average stock price used to calculate common stock equivalents	$66.98	$55.80	$62.33	$56.64
There were 13.6 million and 15.5 million stock options outstanding as of September 30, 2016 and 2015, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2016 and 2015.

(In millions)	2016	2015
Assets acquired, excluding cash	$121	$636
Liabilities assumed	(4)	(51)
Contingent/deferred purchase consideration	(29)	(154)
Net cash outflow for acquisitions	$88	$431

(In millions)	2016	2015
Interest paid	$148	$126
Income taxes paid, net of refunds	$417	$335
The Company paid deferred and contingent consideration of $96 million for the nine months ended September 30, 2016. This consisted of deferred purchase consideration related to prior years' acquisitions of $53 million and contingent consideration of $43 million. For the nine months ended September 30, 2015, the Company paid deferred and contingent consideration of $42 million, consisting of deferred purchase consideration related to prior years' acquisitions of $30 million and contingent consideration of $12 million. These amounts are included in the consolidated statements of cash flows as a financing activity.
For the nine months ended September 30, 2016, the Company recorded a net charge for adjustments to acquisition related accounts of $5 million and contingent consideration payments of $42 million. For the nine months ended September 30, 2015, the Company recorded a net charge for adjustments related to acquisition related accounts of $42 million and contingent consideration payments of $27 million. These amounts are included in the operating section of the consolidated statements of cash flows.
The Company had non-cash issuances of common stock under its share-based payment plan of $71 million and $68 million for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded stock-based compensation expense related to equity awards of $66 million and $49 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition that reduced the net cash flow provided by operations by $82 million for the nine months ended September 30, 2015.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and nine-month periods ended September 30, 2016 and 2015, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2016	$6	$(2,885)	$(1,422)	$(4,301)
Other comprehensive income (loss) before reclassifications	1	36	(54)	(17)
Amounts reclassified from accumulated other comprehensive income	—	29	—	29
Net current period other comprehensive income (loss)	1	65	(54)	12
Balance as of September 30, 2016	$7	$(2,820)	$(1,476)	$(4,289)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2015	$5	$(3,289)	$(639)	$(3,923)
Other comprehensive income (loss) before reclassifications	1	31	(276)	(244)
Amounts reclassified from accumulated other comprehensive income	—	45	—	45
Net current period other comprehensive income (loss)	1	76	(276)	(199)
Balance as of September 30, 2015	$6	$(3,213)	$(915)	$(4,122)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total Gains (Losses)
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	1	214	(374)	(159)
Amounts reclassified from accumulated other comprehensive income	—	90	—	90
Net current period other comprehensive income (loss)	1	304	(374)	(69)
Balance as of September 30, 2016	$7	$(2,820)	$(1,476)	$(4,289)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total Gains (Losses)
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	1	33	(456)	(422)
Amounts reclassified from accumulated other comprehensive income	—	147	—	147
Net current period other comprehensive income (loss)	1	180	(456)	(275)
Balance as of September 30, 2015	$6	$(3,213)	$(915)	$(4,122)

The components of other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

Three Months Ended September 30,	2016			2015
(In millions)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(52)	$2	$(54)	$(278)	$(2)	$(276)
Unrealized investment gains	1	—	1	1	—	1
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service cost (a)	1	1	—	1	—	1
Net actuarial losses (a)	41	12	29	67	23	44
Subtotal	42	13	29	68	23	45
Effect of remeasurement	—	—	—	(89)	(30)	(59)
Effect of curtailment	—	—	—	4	—	4
Effect of settlement	—	—	—	1	—	1
Foreign currency translation gains	40	4	36	105	24	81
Other	—	—	—	5	1	4
Pension/post-retirement plans gains	82	17	65	94	18	76
Other comprehensive income (loss)	$31	$19	$12	$(183)	$16	$(199)
(a) Components of net periodic pension cost are included in compensation and benefits in the consolidated statements of income. Income tax credits on prior service losses and net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2016			2015
(In millions)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(373)	$1	$(374)	$(458)	$(2)	$(456)
Unrealized investment gains	1	—	1	1	—	1
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service cost (a)	2	1	1	1	—	1
Net actuarial losses (a)	125	36	89	220	74	146
Subtotal	127	37	90	221	74	147
Effect of remeasurement	(1)	—	(1)	(92)	(31)	(61)
Effect of curtailment	3	1	2	4	—	4
Effect of settlement	1	—	1	2	—	2
Plan Termination	—	—	—	(6)	(2)	(4)
Foreign currency translation gains	253	41	212	113	25	88
Other	—	—	—	5	1	4
Pension/post-retirement plans gains	383	79	304	247	67	180
Other comprehensive income (loss)	$11	$80	$(69)	$(210)	$65	$(275)
(a) Components of net periodic pension cost are included in compensation and benefits in the consolidated statements of income. Tax on prior service gains and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Risk and Insurance Services segment completed five acquisitions during the first nine months of 2016.

•
February – Marsh & McLennan Agency ("MMA") acquired The Celedinas Agency, Inc., a Florida-based brokerage firm providing property and casualty and marine insurance as well as employee benefits services, and Aviation Solutions, LLC, a Missouri-based aviation risk advisor and insurance broker.

•	March – MMA acquired Corporate Consulting Services, Ltd., a New York-based insurance brokerage and human resource consulting firm.

•	August – MMA acquired Benefits Advisory Group LLC, an Atlanta-based employee benefits consulting firm.

•	September – MMA acquired Vero Insurance, Inc., a Florida-based agency specializing in private client insurance services.
The Consulting segment completed two acquisitions during the first nine months of 2016.

•	January – Mercer acquired The Positive Ageing Company Limited, a U.K.-based firm providing advice on issues surrounding the aging workforce.

•
April – Mercer acquired the Extratextual software system and related client contracts. Extratextual is a web based compliance system that helps clients manage and meet their compliance and risk management obligations.

Total purchase consideration for acquisitions made during the first nine months of 2016 was $119 million, which consisted of cash paid of $90 million and deferred purchase and estimated contingent consideration of $29 million. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $53 million of deferred purchase consideration and $85 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2016 based on their fair values:

For the Nine Months Ended September 30, 2016
(In millions)
Cash	$90
Estimated fair value of deferred/contingent consideration	29
Total Consideration	$119
Allocation of purchase price:
Cash and cash equivalents	$2
Accounts receivable, net	1
Property, plant, and equipment	1
Other intangible assets	45
Goodwill	74
Total assets acquired	123
Current liabilities	2
Other liabilities	2
Total liabilities assumed	4
Net assets acquired	$119

Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period after the acquisition date. The following chart provides information of other intangible assets acquired during 2016:

	Amount	Weighted Average Amortization Period
Client relationships	$41	13 years
Other (a)	4	4 years
	$45
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

•	June – MMA acquired MHBT, Inc., a Texas-based insurance broker and Marsh acquired SIS Co. Ltd, a Korea-based insurance broker and advisor.

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

•	June – Mercer acquired Kepler Associates, a U.K.-based executive remuneration specialist.

•	August – Oliver Wyman acquired the Hong Kong and Shanghai franchises of OC&C Strategy Consultants.

•	September – Mercer acquired Comptryx, a global pay and workforce metrics business specializing in the technology sector.

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
Total purchase consideration for acquisitions made during the first nine months of 2015 was $602 million, which consisted of cash paid of $448 million and deferred purchase and estimated contingent consideration of $154 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first nine months of 2015, the Company also paid $30 million of deferred purchase consideration and $39 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2016	2015	2016	2015
Revenue	$3,137	$3,177	$9,860	$9,838
Income from continuing operations	$384	$333	$1,357	$1,283
Net income attributable to the Company	$379	$328	$1,335	$1,251
Basic net income per share:
– Continuing operations	$0.73	$0.62	$2.57	$2.35
– Net income attributable to the Company	$0.73	$0.62	$2.57	$2.34
Diluted net income per share:
– Continuing operations	$0.73	$0.61	$2.54	$2.32
– Net income attributable to the Company	$0.73	$0.61	$2.54	$2.32
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine-month periods ended September 30, 2016 include approximately $7 million and $17 million of revenue, respectively, and $2 million and $3 million of operating income, respectively, related to acquisitions made in 2016.
8.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considers numerous factors, which included that the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2016 and concluded that a two-step goodwill impairment test was not required in 2016 and that goodwill was not impaired.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions)	2016	2015
Balance as of January 1, as reported	$7,889	$7,241
Goodwill acquired	74	356
Other adjustments(a)	12	(91)
Balance at September 30,	$7,975	$7,506

(a)	The increase in 2016 reflects purchase accounting adjustments, partly offset by the impact of foreign exchange. The decrease in 2015 is primarily due to the impact of foreign exchange.
Goodwill allocable to the Company’s reportable segments at September 30, 2016 is as follows: Risk & Insurance Services, $5.7 billion and Consulting, $2.3 billion.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
The gross cost and accumulated amortization at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016			December 31, 2015
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,202	$371	$831	$1,281	$347	$934
Other (a)	148	72	76	176	74	102
Amortized intangibles	$1,350	$443	$907	$1,457	$421	$1,036
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the nine months ended September 30, 2016 and 2015 was $99 million and $79 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2016 (excludes amortization through September 30, 2016)	$34
2017	118
2018	115
2019	112
2020	92
Subsequent years	436
$907
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

Assets and liabilities using Level 1 inputs include exchange-traded mutual funds and money market funds.

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

The Company does not have any assets or liabilities that use Level 2 inputs.

Level 3.
Assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long-dated options on gas and power).

Liabilities using Level 3 inputs include liabilities for contingent purchase consideration.
Valuation Techniques
Equity Securities, Money Market Funds and Mutual Funds – Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange or, for certain markets, official closing bid price. Money market funds are valued using a valuation technique that results in price per share at $1.00.
Contingent Purchase Consideration Liability – Level 3
Purchase consideration for some acquisitions made by the Company includes contingent consideration arrangements. These arrangements typically provide for the payment of additional consideration if earnings and revenue targets are met over periods from two to four years. The fair value of contingent consideration is estimated as the present value of future cash flows resulting from the projected revenue and earnings of the acquired entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15
Assets:
Financial instruments owned:
Mutual funds(a)	$140	$142	$—	$—	$—	$—	$140	$142
Money market funds(b)	72	140	—	—	—	—	72	140
Total assets measured at fair value	$212	$282	$—	$—	$—	$—	$212	$282
Fiduciary Assets:
Money market funds	$69	$48	$—	$—	$—	$—	$69	$48
Total fiduciary assets measured at fair value	$69	$48	$—	$—	$—	$—	$69	$48
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$232	$309	$232	$309
Total liabilities measured at fair value	$—	$—	$—	$—	$232	$309	$232	$309

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the nine-month period ended September 30, 2016, there were no assets or liabilities that were transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of September 30, 2016 and 2015 that represent contingent consideration related to acquisitions:

(In millions)	2016	2015
Balance at January 1,	$309	$207
Additions	9	73
Payments	(85)	(39)
Revaluation Impact	5	42
Other (a)	(6)	—
Balance at September 30,	$232	$283
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $5 million in the nine-month period ended September 30, 2016. A 5% increase in the above mentioned projections would increase the liability by approximately $21 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $37 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $410 million and $347 million at September 30, 2016 and December 31, 2015, respectively.
Private Equity Investments
The Company's investments in private equity funds were $81 million and $76 million at September 30, 2016 and December 31, 2015, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets.
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of September 30, 2016, the carrying value of the Company’s investment in Alexander Forbes was approximately $266 million. As of September 30, 2016, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the September 30, 2016 closing share price of 6.45 South African Rand per share, was approximately $208 million. During the first nine months of 2016, the shares closed between 4.61 Rand (in late January) to 7.16 Rand (in early May), with trades as high as 7.63 Rand. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company has determined the investment is not impaired as of September 30, 2016.
The Company’s investment in Alexander Forbes and its other equity investments in private insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated income statements and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag basis.
Benefitfocus: On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. The Company has elected to account for this investment under the cost method of accounting as the shares purchased are categorized as restricted and cannot be sold for an extended period. Effective January 1, 2017, these shares will be accounted for as available for sale securities, classified as Level 2 in the fair value hierarchy and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ as of September 30, 2016 and without regard to the restrictions on sale was approximately $112 million.
Deconsolidation of a Subsidiary
Marsh operates in India through Marsh India Insurance Brokers Limited (Marsh India), which is owned 26% by Marsh and 74% by local shareholders. Prior to the second quarter of 2016, under the terms of its shareholders’ agreement with the local shareholders, Marsh had a controlling financial interest in Marsh India and its results were consolidated as required under U.S. GAAP. Under the recently adopted Insurance Laws (Amendment) Act 2015 of India and related regulations issued by the Indian Insurance Regulatory and Development Authority, Indian insurance companies (including insurance intermediaries and brokers like Marsh India) must now be controlled by Indian promoters or Indian investors.
In the second quarter of 2016, the shareholders’ agreement among the shareholders of Marsh India was amended to comply with these new regulations, which resulted in Marsh no longer having a controlling financial interest under U.S. GAAP. In accordance with U.S. GAAP, the Company was required to deconsolidate Marsh India and recognize its interest in Marsh India at fair value, with the difference between the carrying value and fair value recognized in earnings. The Company estimated the fair value of its interest in Marsh India, primarily using a discounted cash flow approach, which considered various cash flow scenarios and a discount rate appropriate for the investment. Certain provisions relating to restrictions on sales and repurchase of shares of Marsh India owned by its employees were also required to be removed by the new regulations. As a result, the deferred compensation expense related to those shares was accelerated in the second quarter of 2016. The net gain on the Company’s pre-tax income as a result of these changes was approximately $12 million, which is included in revenue for the nine-months ended 2016. Beginning on May 1, 2016, the Company’s investment in Marsh India is accounted for using the equity method of accounting.
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at September 30, 2016, the actual allocation for the Company's U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target asset allocation for the Company's U.K. Plans, which comprise approximately 83% of non-U.S. Plan assets at December 31, 2015, was 48% equities and equity alternatives and 52% fixed income. At September 30, 2016, the actual allocation for the U.K. Plans was 46% equities and equity alternatives and 54% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions)	2016	2015	2016	2015
Service cost	$43	$48	$1	$—
Interest cost	132	147	—	1
Expected return on plan assets	(232)	(246)	—	—
Amortization of prior service cost	1	—	1	—
Recognized actuarial loss	43	66	—	—
Net periodic benefit (credit) cost	$(13)	$15	$2	$1
Curtailment loss	—	4	—	—
Settlement loss	—	2	—	—
Total (credit) cost	$(13)	$21	$2	$1

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions)	2016	2015	2016	2015
Service cost	$133	$150	$1	$2
Interest cost	407	439	3	5
Expected return on plan assets	(715)	(732)	—	—
Amortization of prior service cost	—	—	3	1
Recognized actuarial loss (gain)	127	220	(1)	(1)
Net periodic benefit (credit) cost	$(48)	$77	$6	$7
Curtailment (gain) loss	(5)	4	—	—
Settlement loss	1	2	—	—
Plan termination	—	—	—	(128)
Total (credit) cost	$(52)	$83	$6	$(121)

U.S. Plans only	Pension		Post-retirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions)	2016	2015	2016	2015
Service cost	$26	$29	$—	$—
Interest cost	66	63	—	—
Expected return on plan assets	(95)	(93)	—	—
Amortization of prior service cost	—	—	1	—
Recognized actuarial loss	19	35	—	—
Net periodic benefit cost	$16	$34	$1	$—

U.S. Plans only	Pension		Post-retirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions)	2016	2015	2016	2015
Service cost	$79	$88	$—	$1
Interest cost	198	188	1	2
Expected return on plan assets	(285)	(277)	—	—
Amortization of prior service cost	—	—	3	1
Recognized actuarial loss (gain)	55	126	(1)	(1)
Net periodic benefit cost	$47	$125	$3	$3
Plan termination	—	—	—	(128)
Total cost (credit)	$47	$125	$3	$(125)
In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s current matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. As required under GAAP, the defined benefit plans that are significantly impacted by the modification will be re-measured using market data and assumptions as of the modification date. The impact of this remeasurement on the Company’s overall pension expense in the fourth quarter of 2016 is not expected to be significant.
Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan to provide enhanced flexibility and better manage the risks. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits offered to the plans’ participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. The net periodic pension expense recognized in 2015 reflects the impact of the remeasurement discussed above.
In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants to be paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.

Significant non-U.S. Plans only	Pension		Post-retirement
For the Three Months Ended September 30,	Benefits		Benefits
(In millions)	2016	2015	2016	2015
Service cost	$17	$19	$1	$—
Interest cost	66	84	—	1
Expected return on plan assets	(137)	(153)	—	—
Amortization of prior service cost	1	—	—	—
Recognized actuarial loss	24	31	—	—
Net periodic benefit (credit) cost	$(29)	$(19)	$1	$1
Curtailment loss	—	4	—	—
Settlement loss	—	2	—	—
Total (credit) cost	$(29)	$(13)	$1	$1

Significant non-U.S. Plans only	Pension		Post-retirement
For the Nine Months Ended September 30,	Benefits		Benefits
(In millions)	2016	2015	2016	2015
Service cost	$54	$62	$1	$1
Interest cost	209	251	2	3
Expected return on plan assets	(430)	(455)	—	—
Recognized actuarial loss	72	94	—	—
Net periodic benefit (credit) cost	$(95)	$(48)	$3	$4
Curtailment (gain) loss	(5)	4	—	—
Settlement loss	1	2	—	—
Total (credit) cost	$(99)	$(42)	$3	$4
Effective August 1, 2015, the Company amended its Ireland defined benefit pension plans to close those plans to future benefit accruals and replaced those plans with a defined contribution arrangement. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date. The net periodic pension costs recognized in 2015 reflect the impact of the remeasurement discussed above.
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
September 30,	2016	2015	2016	2015
Weighted average assumptions:
Expected return on plan assets	7.07%	7.25%	—	—
Discount rate	4.11%	3.79%	4.12%	4.08%
Rate of compensation increase	2.44%	2.42%	—	—
The Company made approximately $159 million of contributions to its U.S. and non-U.S. defined benefit plans in the first nine months of 2016. The Company expects to contribute approximately $58 million to its non-qualified U.S. pension and non-U.S. pension plans during the remainder of 2016.

11.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2016	December 31, 2015
Short-term:
Current portion of long-term debt	$262	$12
Long-term:
Senior notes – 2.30% due 2017	250	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	299	298
Senior notes – 2.35% due 2020	497	496
Senior notes – 4.80% due 2021	498	497
Senior notes – 3.30% due 2023	347	—
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	596	595
Senior notes – 3.50% due 2025	495	495
Senior notes – 3.750% due 2026	595	595
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	384	393
Other	1	2
	4,756	4,414
Less current portion	262	12
	$4,494	$4,402
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
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
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2016.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at September 30, 2016.
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

	September 30, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$262	$263	$12	$12
Long-term debt	$4,494	$4,806	$4,402	$4,513
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
12.    Restructuring Costs
The Company recorded total restructuring costs of $9 million in the first nine months of 2016, primarily for future severance and rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services ($2 million), Corporate ($6 million) and Consulting ($1 million).
Details of the restructuring activity from January 1, 2015 through September 30, 2016, which includes liabilities from actions prior to 2016, are as follows:

(In millions)	Liability at 1/1/15	Amounts Accrued	Cash Paid	Other	Liability at 12/31/15	Amounts Accrued	Cash Paid	Other	Liability at 9/30/16
Severance	$7	$17	$(7)	$(2)	$15	$5	$(16)	$—	$4
Future rent under non-cancelable leases and other costs	85	11	(21)	3	78	4	(13)	(2)	67
Total	$92	$28	$(28)	$1	$93	$9	$(29)	$(2)	$71
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable, other liabilities or accrued compensation, depending on the nature of the items.
13.    Common Stock
During the first nine months of 2016, the Company repurchased approximately 10 million shares of its common stock for consideration of $625 million. In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of the Company's common stock. At September 30, 2016, the Company remains authorized to purchase additional shares of its common stock up to a value of approximately $530 million. There is no time limit on the authorization. During the first nine months of 2015, the Company repurchased approximately 23.4 million shares of its common stock for consideration of $1.3 billion.
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
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2016, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s operating segments for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2016–
Risk and Insurance Services	$1,632	(a)	$315	$5,350	(c)	$1,340
Consulting	1,513	(b)	308	4,530	(d)	838
Total Operating Segments	3,145		623	9,880		2,178
Corporate / Eliminations	(10)		(51)	(33)		(147)
Total Consolidated	$3,135		$572	$9,847		$2,031
2015–
Risk and Insurance Services	$1,584	(a)	$225	$5,137	(c)	$1,185
Consulting	1,540	(b)	285	4,448	(d)	781
Total Operating Segments	3,124		510	9,585		1,966
Corporate / Eliminations	(9)		(49)	(30)		(141)
Total Consolidated	$3,115		$461	$9,555		$1,825

(a)
Includes inter-segment revenue of $1 million and $0 million in 2016 and 2015, respectively, interest income on fiduciary funds of $8 million and $6 million in 2016 and 2015, respectively, and equity method income of $4 million in 2016 and $2 million in 2015, respectively.

(b)
Includes inter-segment revenue of $9 million in both 2016 and 2015, interest income on fiduciary funds of $1 million in both 2016 and 2015, and equity method income of $5 million in both 2016 and 2015.

(c)
Includes inter-segment revenue of $5 million in both 2016 and in 2015, interest income on fiduciary funds of $20 million and $16 million in 2016 and 2015, respectively, and equity method income of $11 million and $4 million in 2016 and 2015, respectively.

(d)
Includes inter-segment revenue of $28 million and $25 million in 2016 and 2015, respectively, interest income on fiduciary funds of $2 million and $3 million in 2016 and 2015, respectively, and equity method income of $14 million and $13 million in 2016 and 2015, respectively.

Details of operating segment revenue for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Risk and Insurance Services
Marsh	$1,370	$1,322	$4,427	$4,230
Guy Carpenter	262	262	923	907
Total Risk and Insurance Services	1,632	1,584	5,350	5,137
Consulting
Mercer	1,109	1,090	3,227	3,173
Oliver Wyman Group	404	450	1,303	1,275
Total Consulting	1,513	1,540	4,530	4,448
Total Operating Segments	3,145	3,124	9,880	9,585
Corporate / Eliminations	(10)	(9)	(33)	(30)
Total	$3,135	$3,115	$9,847	$9,555
16.    New Accounting Guidance
In August 2016, the FASB issued new guidance which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including cash payments for debt prepayments or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented unless retrospective application is impracticable. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the guidance on its statement of cash flows.
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
In May 2015, the FASB issued new guidance which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. Instead, an entity would be required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance on the statement of net assets. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this new guidance affects footnote disclosure only, and therefore did not have a material impact on the Company's financial position or results of operations.
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

	Period Ended September 30, 2015
	As Previously Reported	Change in Deferred Tax Presentation	Change in Prepaid Debt Fees Presentation	As Amended
Consolidated Statement of Cash Flows
Changes in assets and liabilities:
Other current assets	$43	$(54)	$1	$(10)
Other assets	(65)	46	8	(11)
Accrued income taxes	(68)	7	—	(61)
Other liabilities	(99)	1	—	(98)
Net cash provided by operations	980	—	9	989
Proceeds from debt	1,099	—	(9)	1,090
Net cash used for financing activities	$(630)	$—	$(9)	$(639)

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
The Company operates through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.

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

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2016	2015	2016	2015
Revenue	$3,135	$3,115	$9,847	$9,555
Expense:
Compensation and Benefits	1,817	1,878	5,543	5,434
Other Operating Expenses	746	776	2,273	2,296
Operating Expenses	2,563	2,654	7,816	7,730
Operating Income	572	461	2,031	1,825
Income from Continuing Operations	384	329	1,354	1,256
Discontinued Operations, net of tax	—	2	—	(1)
Net Income Before Non-Controlling Interests	384	331	1,354	1,255
Net Income Attributable to the Company	$379	$323	$1,332	$1,224
Income From Continuing Operations Per Share:
Basic	$0.73	$0.61	$2.56	$2.29
Diluted	$0.73	$0.60	$2.54	$2.27
Net Income Per Share Attributable to the Company:
Basic	$0.73	$0.61	$2.56	$2.29
Diluted	$0.73	$0.61	$2.54	$2.27
Average Number of Shares Outstanding:
Basic	518	528	520	534
Diluted	523	533	525	540
Shares Outstanding at September 30	516	522	516	522
The Company's consolidated operating income of $572 million in the third quarter of 2016 was 24% higher than the prior year. This reflects the impact of a 1% increase in revenue and a 3% decrease in expense. The decrease in expenses primarily reflects lower incentive compensation costs, lower defined benefit plan pension expense and lower charges for contingent consideration adjustments related to acquisitions, partly offset by higher base salary expense.
Income from continuing operations increased $55 million, primarily due to the combined effects of the increase in operating income discussed above, partially offset by higher interest expense and lower investment income as compared to the same period last year. Diluted net income per share from continuing operations increased 22% to $0.73, compared to $0.60 last year, reflecting the combined effects of the increase in income from continuing operations, a 2% decrease in the average number of diluted shares outstanding and a lower effective tax rate in the quarter as compared to the prior year. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.
Consolidated operating income was approximately $2.0 billion in the first nine months of 2016, an increase of 11% compared with the first nine months of 2015, reflecting 3% growth in revenue and 1% growth in expenses.

Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in many countries. As a result foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment was as follows:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2016	2015
Risk and Insurance Services
Marsh	$1,364	$1,317	4%	(1)%	2%	2%
Guy Carpenter	260	261	—	—	—	—
Subtotal	1,624	1,578	3%	(1)%	2%	2%
Fiduciary Interest Income	8	6
Total Risk and Insurance Services	1,632	1,584	3%	(1)%	2%	2%
Consulting
Mercer	1,109	1,090	2%	(2)%	1%	3%
Oliver Wyman Group	404	450	(10)%	(1)%	—	(9)%
Total Consulting	1,513	1,540	(2)%	(2)%	—	—
Corporate / Eliminations	(10)	(9)
Total Revenue	$3,135	$3,115	1%	(1)%	1%	1%

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2016	2015
Marsh:
EMEA	$394	$378	5%	(3)%	7%	—
Asia Pacific	153	156	(3)%	3%	(7)%	2%
Latin America	88	86	2%	(7)%	—	9%
Total International	635	620	2%	(2)%	3%	2%
U.S. / Canada	729	697	5%	—	2%	3%
Total Marsh	$1,364	$1,317	4%	(1)%	2%	2%
Mercer:
Health	$397	$394	1%	(1)%	(1)%	2%
Retirement	292	317	(8)%	(4)%	(3)%	—
Investments	213	202	5%	(2)%	—	7%
Talent	207	177	17%	(1)%	11%	7%
Total Mercer	$1,109	$1,090	2%	(2)%	1%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2016	2015
Risk and Insurance Services
Marsh	$4,411	$4,217	5%	(2)%	5%	2%
Guy Carpenter	919	904	2%	—	—	2%
Subtotal	5,330	5,121	4%	(2)%	4%	2%
Fiduciary Interest Income	20	16
Total Risk and Insurance Services	5,350	5,137	4%	(2)%	4%	2%
Consulting
Mercer	3,227	3,173	2%	(2)%	1%	3%
Oliver Wyman Group	1,303	1,275	2%	(1)%	1%	3%
Total Consulting	4,530	4,448	2%	(2)%	1%	3%
Corporate / Eliminations	(33)	(30)
Total Revenue	$9,847	$9,555	3%	(2)%	2%	3%

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2016	2015
Marsh:
EMEA	$1,443	$1,380	5%	(4)%	7%	1%
Asia Pacific	482	480	—	(1)%	(1)%	2%
Latin America	252	262	(4)%	(13)%	—	9%
Total International	2,177	2,122	3%	(4)%	5%	2%
U.S. / Canada	2,234	2,095	7%	—	5%	2%
Total Marsh	$4,411	$4,217	5%	(2)%	5%	2%
Mercer:
Health	$1,207	$1,169	3%	(1)%	—	5%
Retirement	918	973	(6)%	(3)%	(3)%	—
Investments	619	614	1%	(4)%	—	4%
Talent	483	417	16%	(2)%	12%	5%
Total Mercer	$3,227	$3,173	2%	(2)%	1%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the third quarter of 2016 was $3.1 billion, an increase of 1% on both a reported and underlying basis. The increase of 1% from the impact of acquisitions was offset by a decrease of 1% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the third quarter of 2016 was $1.6 billion, an increase of 3% from the same period last year and 2% on an underlying basis. Consulting revenue of $1.5 billion in the third quarter of 2016 decreased 2% from the same period in 2015, but remained flat on an underlying basis.
For the first nine months of 2016, consolidated revenue increased 3% on both a reported and underlying basis. Risk and Insurance Services revenue increased 4% from the same period in 2015, or 2% on an underlying basis. Consulting revenue increased 2% compared with the nine-month period last year, or 3% on an underlying basis.

Operating Expense
Consolidated operating expense in the third quarter decreased 3% compared with the same period last year, reflecting a 3% decrease on an underlying basis and a 2% decrease from the impact of foreign currency translation, partly offset by a 1% increase from acquisitions. The decrease in underlying expenses is due primarily to lower incentive compensation, defined benefit pension expenses and contingent consideration expense adjustments related to acquisitions, partly offset by higher base salary expense.
Expenses for the nine months of 2016 increased 1% compared to the same period in 2015, reflecting a 1% increase on an underlying basis and a 2% increase from acquisitions, offset by a 2% decrease from the impact of foreign currency translation. The underlying expense increase reflects higher base salary costs, higher amortization of identified intangible assets and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by decreases in defined benefit plan pension expense and contingent consideration expense adjustments related to acquisitions.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Revenue	$1,632	$1,584	$5,350	$5,137
Compensation and Benefits	924	926	2,779	2,697
Other Expenses	393	433	1,231	1,255
Expense	1,317	1,359	4,010	3,952
Operating Income	$315	$225	$1,340	$1,185
Operating Income Margin	19.2%	14.2%	25.0%	23.1%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2016 was $1.6 billion, an increase of 3% as compared to the same period last year, reflecting a 2% increase in underlying revenue and a 2% increase related to acquisitions, partially offset by a 1% decrease from the impact of foreign currency translation.
In Marsh, revenue in the third quarter of 2016 was $1.4 billion, an increase of 4% compared with the same quarter of the prior year, reflecting an increase of 2% on an underlying basis and a 2% increase from acquisitions, offset by a 1% decrease from the impact of foreign currency translation. International operations grew 2% on an underlying basis. EMEA was flat, as growth in the U.K. was offset by declines in parts of Continental Europe and the Middle East. Asia Pacific increased 2% and Latin America increased 9%. In U.S./Canada, underlying revenue increased 3% compared to prior year, driven in part by strong new business in the United States. Guy Carpenter's third quarter revenue was flat on both a reported and underlying basis.
Revenue in the Risk and Insurance Services segment increased 4% in the first nine months of 2016 compared with 2015, or 2% on an underlying basis. In Marsh, underlying revenue increased 2% in U.S./Canada. The international division increased 2% on an underlying basis, reflecting a 1% increase in EMEA, a 2% increase in Asia Pacific and a 9% increase in Latin America.
Expense
Expenses in the Risk and Insurance Services segment decreased 3% in the third quarter of 2016 compared with the same period last year, reflecting decreases of 3% in underlying expenses and 2% from the impact of foreign currency, partly offset by a 2% increase related to acquisitions. The decrease in underlying expenses is primarily due to lower contingent consideration costs related to acquisitions.
Expenses for the nine-month period increased 1% compared to the prior year, reflecting a 4% increase related to acquisitions and a 3% decrease from the impact of foreign exchange. Expenses on an underlying basis remained flat, reflecting higher base salary and incentive compensation costs, higher amortization of identified intangible assets and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, offset by a decrease in defined benefit plan pension expense and lower contingent consideration costs related to acquisitions.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Revenue	$1,513	$1,540	$4,530	$4,448
Compensation and Benefits	807	861	2,506	2,475
Other Expenses	398	394	1,186	1,192
Expense	1,205	1,255	3,692	3,667
Operating Income	$308	$285	$838	$781
Operating Income Margin	20.4%	18.5%	18.5%	17.6%
Revenue
Consulting revenue in the third quarter of 2016 decreased 2% and was flat on an underlying basis, reflecting a 2% decrease from the impact of foreign currency translation.
Mercer's revenue of approximately $1.1 billion increased 2% compared to the prior year, or 3% on an underlying basis. On an underlying basis, revenue in Health increased 2%, Retirement was flat, while Talent and Investments each increased 7%. On a geographic basis, revenue increased in all major regions for both the third quarter and nine months. Oliver Wyman's revenue decreased 10% to $404 million in the third quarter of 2016 as compared to the same period last year, reflecting a 9% decrease on an underlying basis and a decrease of 1% from the impact of foreign currency translation. The revenue decrease was affected by comparisons to very strong growth in the Financial Services practice last year, as well as from the impact of uncertainty around Brexit in 2016.
Consulting revenue in the first nine months of 2016 increased 2%. Underlying revenue increased 3% with underlying growth of 3% at both Mercer and Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2016 decreased 4% as compared to the third quarter of 2015. This reflects a decrease of 2% on an underlying basis and a 2% decrease from the impact of foreign currency translation. The underlying expense decrease in the third quarter of 2016 was primarily due to lower incentive compensation costs.
Underlying expenses for the nine months of 2016 increased 2% as compared to 2015, primarily due to higher base salaries and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by lower defined benefit plan pension expense.
Corporate and Other
Corporate expenses in the third quarter of 2016 were $51 million compared with $49 million in the prior year. The increase reflects higher costs related to corporate driven initiatives, partly offset by lower executive compensation and lower defined benefit plan pension expense. Corporate expenses for the first nine months of 2016 were $147 million compared with $141 million for the same period last year.
Interest
Interest income earned on corporate funds was less than $1 million in the third quarter of 2016, compared with $3 million in the third quarter of 2015, due to the combined effects of a lower level of invested funds and lower interest rates. Interest expense increased $6 million in 2016 compared with the third quarter of 2015 due to higher average debt outstanding.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds. The Company had less than $1 million of investment gain in the third quarter of 2016 compared with $34 million in the third quarter of 2015. The Company recorded a net investment loss of $2 million in the first nine months of 2016 compared with a $39 million gain for the same period in 2015.
Income Taxes
The Company's effective tax rate in the third quarter of 2016 was 26.8% compared with 27.9% in the third quarter of 2015. The effective tax rate for the first nine months of 2016 and 2015 was 28.4%. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of anticipated repatriation, as well as the impact of discrete tax matters such as legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and the true-up of the tax provision to amounts filed in the Company's U.S. federal tax return.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2016 the forecasted pre-tax income in the U.K., Canada, Luxembourg, Australia, Germany, Ireland and Bermuda, is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 21%, 27%, 1%, 30%, 33%, 13% and 0%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in one jurisdiction, generally, cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Consequently, losses in certain jurisdictions may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.

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
During the second quarter of 2016, the Company settled a U.S. federal tax audit with the IRS for the year 2014 and in the second quarter of 2015, settled a U.S. federal tax audit with the IRS for the year 2013.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits decreased from $74 million at December 31, 2015 to $67 million at September 30, 2016. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by an amount between zero and approximately $6 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. Because the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to meet its obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders, for share repurchases and for corporate expenses. The Company also provides financial support to our operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed below in Financing Cash Flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2015, the Company had approximately $800 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The non-U.S. cash and cash equivalents considered permanently reinvested includes $166 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, which could result in higher effective tax rates in the future. In the first nine months of 2016, the Company recorded foreign currency translation adjustments which decreased net equity by $374 million. Strengthening of the U.S. dollar against foreign currencies reduces the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company generated $1.1 billion of cash from operations for the nine months ended September 30, 2016, compared with $989 million generated from operations for the same period in 2015. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first nine months of 2016, the Company contributed $139 million to its non-U.S. defined benefit pension plans and $20 million to its U.S. pension plans. In the first nine months of 2015, the Company contributed $116 million to its non-U.S. defined benefit pension plans and $22 million to its U.S. defined benefit pension plans.
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
In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s current matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. As required under GAAP, the defined benefit plans that are significantly impacted by the modification will be re-measured using market data and assumptions as of the modification date. The impact of this remeasurement on the Company’s overall pension expense in the fourth quarter of 2016 is not expected to be significant.

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
The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 83% of non-U.S. plan assets at December 31, 2015. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., contributions to defined benefit pension plans are determined through a negotiation process between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. This process is governed by U.K. pension regulations. The assumptions that result from the funding negotiations are different from those used for U.S. GAAP and currently result in a lower funded status than under U.S. GAAP. In March 2014, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2012. The funding level is subject to re-assessment, in most cases on November 1st of each year. If the funding level on November 1st is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, the Company agreed in January 2015, to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
The Company expects to fund an additional $52 million to its non-U.S. defined benefit plans over the remainder of 2016, comprising approximately $20 million to plans outside of the U.K. and $32 million to the U.K. plans. The Company also expects to fund an additional $6 million to its U.S. defined benefit plans during the remainder of 2016.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
Financing Cash Flows
Net cash used for financing activities was $783 million for the period ended September 30, 2016, compared with $639 million net cash used for such activities for the same period in 2015.
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
In November 2015, the Company and certain of its subsidiaries amended its $1.2 billion facility into a new $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2016.
In December 2012, the Company closed on a $50 million, three-year delayed draw term loan facility. The interest rate on this facility was based on LIBOR plus an agreed fixed margin which varied with the Company's credit ratings. The loan was repaid and the facility was terminated on October 30, 2015.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at September 30, 2016.

The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
During the first nine months of 2016, the Company paid $85 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. The portion of these payments reflected as a financing activity is $43 million, which represents payments related to the contingent consideration liability that was recorded on the date of acquisition. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition, which were $42 million for the first nine months of 2016, are reflected as operating cash flows. In the first nine months of 2016, the Company paid $53 million of deferred purchase consideration related to acquisitions made in prior years. Remaining deferred cash payments of approximately $110 million and estimated future contingent consideration payments of $232 million for acquisitions completed in the first nine months of 2016 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2016.
In the first nine months of 2015, the Company paid $39 million of contingent payments related to acquisitions made in prior periods. Of this amount, $12 million was reported as financing cash flows and $27 million as operating cash flows.
In May 2015, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2 billion of shares going forward. At September 30, 2016, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $530 million. There is no time limit on this authorization.
During the first nine months of 2016, the Company repurchased approximately 10 million shares of its common stock for consideration of $625 million. During the first nine months of 2015, the Company repurchased approximately 23.4 million shares of its common stock for consideration of $1.3 billion.
The Company paid dividends on its common shares of $504 million ($0.96 per share) during the first nine months of 2016, as compared with $468 million ($0.87 per share) during the first nine months of 2015.
Investing Cash Flows
Net cash used for investing activities amounted to $258 million in the first nine months of 2016, compared with $743 million used during the same period in 2015.
The Company made 7 acquisitions during the first nine months of 2016. Cash used for these acquisitions, net of cash acquired, was $88 million.
The Company made 16 acquisitions during the first nine months of 2015. Cash used for these acquisitions, net of cash acquired, was $431 million.
The Company used cash of $174 million to purchase fixed assets and capitalized software in the first nine months of 2016, compared with $249 million in the first nine months of 2015, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
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

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2016:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$262	$262	$—	$—	$—
Long-term debt	4,523	—	575	1,028	2,920
Interest on long-term debt	1,432	177	337	292	626
Net operating leases	1,905	304	511	392	698
Service agreements	156	91	58	7	—
Other long-term obligations	378	127	241	5	5
Total	$8,656	$961	$1,722	$1,724	$4,249
The above does not include unrecognized tax benefits of $67 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $2 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of those liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.8 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $6 million and $52 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2016.
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
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2016
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,388
Fiduciary cash and investments	$4,532
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 51% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. Recent events, including the vote on "Brexit" in the UK, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2015, the Company estimates net operating income would increase or decrease by approximately $57 million. The Company has exposure to approximately 80 foreign currencies overall. Starting at the end of 2014 and continuing through 2015, the U.S. dollar strengthened significantly against most currencies, which had a significant impact on net operating income in 2015. To date in 2016, the U.S. dollar has continued to strengthen but has begun to stabilize against most currencies. If exchange rates at September 30, 2016 hold constant throughout 2016, the Company estimates the year-over-year impact from conversion of foreign currency earnings will reduce full year income by approximately $1 million. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter. Consequently, a significant portion of the year-over-year foreign exchange impact occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds. Investments of approximately $20 million are classified as available for sale, approximately $84 million are accounted for using the cost method, which includes the Company's investment in Benefitfocus, and $410 million are accounted for using the equity method, which includes the Company's investment in Alexander Forbes. The investments are subject to risk of changes in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of September 30, 2016, the carrying value of the Company’s investment in Alexander Forbes was $266 million. As of September 30, 2016, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the September 30, 2016 closing share price of 6.45 South African Rand per share, was approximately $208 million. During the first nine months of 2016, the shares closed between 4.61 Rand (in late January) and 7.16 Rand (in early May), with trades as high as 7.63 Rand. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In May 2015, the Board of Directors of the Company authorized share repurchases up to a dollar value of $2 billion of the Company's common stock. The Company repurchased approximately 3.0 million shares of its common stock for $200 million during the third quarter of 2016. At September 30, 2016, the Company remains authorized to repurchase shares of its common stock up to a dollar value of approximately $530 million. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	968,109	$67.1412	968,109	$665,472,001
August 1-31, 2016	1,017,466	$66.9822	1,017,466	$597,319,913
September 1-30, 2016	1,001,603	$66.7409	1,001,603	$530,472,005
Total	2,987,178	$66.9528	2,987,178	$530,472,005

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

Date:	October 28, 2016	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 28, 2016	/s/ Robert J. Rapport
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